Form 10-K
GOODYEAR TIRE & RUBBER CO /OH/
filed 1995-03-27
CIK 42582

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER: 1-1927

                       THE GOODYEAR TIRE & RUBBER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                        34-0253240
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     1144 EAST MARKET STREET, AKRON, OHIO                        44316-0001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 796-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                          WHICH REGISTERED
                  -------------------                      ------------------------
        Common Stock, Without Par Value                     New York Stock Exchange
                                                            Midwest Stock Exchange
                                                            Pacific Stock Exchange

        Preferred Stock Purchase Rights                     New York Stock Exchange
                                                            Midwest Stock Exchange
                                                            Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                                              No
              --      ------------------------------------      --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X].
                      ------------------------------------

     The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 16, 1994, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $47.00 on that date, was approximately $7,096,019,909.00.
                      ------------------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 16, 1994:

                                  151,133,755

                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 26, 1994, FOR ITS 1994 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
                                   PART III.

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER: 1-1927

                       THE GOODYEAR TIRE & RUBBER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                        34-0253240
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     1144 EAST MARKET STREET, AKRON, OHIO                        44316-0001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 796-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                          WHICH REGISTERED
                  -------------------                      ------------------------
        Common Stock, Without Par Value                     New York Stock Exchange
                                                            Midwest Stock Exchange
                                                            Pacific Stock Exchange

        Preferred Stock Purchase Rights                     New York Stock Exchange
                                                            Midwest Stock Exchange
                                                            Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                                                   No
            --        ------------------------------------         --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ].
                      ------------------------------------

     The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 16, 1995, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $36.375 on that date, was approximately $5,503,988,149.87.
                      ------------------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 16, 1995:

                                  151,498,275

                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 27, 1995, FOR ITS 1995 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
                                   PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                               TABLE OF CONTENTS

 ITEM                                                                             PAGE
NUMBER                                                                           NUMBER
------                                                                           ------

                                            PART I

   1       Business...................................................              1

   2       Properties.................................................             12

   3       Legal Proceedings..........................................             14

   4       Submission of Matters to a Vote of Security Holders........             17

   4(A)    Executive Officers of Registrant...........................             17

                                            PART II

   5       Market for Registrant's Common Equity and Related
             Stockholder Matters......................................             20

   6       Selected Financial Data....................................             21

   7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................             22

   8       Financial Statements and Supplementary Data................             30

   9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................             51

                                           PART III

  10       Directors and Executive Officers of the Registrant.........             51

  11       Executive Compensation.....................................             51

  12       Security Ownership of Certain Beneficial Owners and
             Management...............................................             51

  13       Certain Relationships and Related Transactions.............             51

                                            PART IV

  14       Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.................................................             52

           Signatures.................................................             54

           Index to Financial Statement Schedules.....................            FS-1

           Index of Exhibits..........................................             X-1

                       THE GOODYEAR TIRE & RUBBER COMPANY

                                     PART I

ITEM 1. BUSINESS.

                              BUSINESS OF GOODYEAR

     The Goodyear Tire & Rubber Company is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (216) 796-2121. The term "Registrant" wherever used herein refers solely to The Goodyear Tire & Rubber Company. The terms "Goodyear" and the "Company" wherever used herein refer to The Goodyear Tire & Rubber Company together with all of its domestic and foreign subsidiary companies, unless the context indicates to the contrary.

     Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations around the world. Goodyear's net sales in 1994 were $12.3 billion. Goodyear recorded net income for 1994 of $567.0 million. Goodyear's worldwide employment averaged 90,298 during 1994.

     Goodyear's principal business is the development, manufacture, distribution and sale of tires for most applications throughout the world. Goodyear also manufactures and markets several lines of rubber products for the transportation industry and various industrial and consumer markets and numerous rubber-related chemicals for various applications, provides automotive repair and other services and sells various other products.

     Registrant's Celeron subsidiaries engage in various crude oil transportation, gathering, purchasing and selling activities. The All American Pipeline System is a heated crude oil pipeline extending from two points along the California coast to McCamey, Texas, which transports offshore California crude oil from Las Flores and Gaviota, California, and onshore California and Alaska North Slope crude oil from other points in California, to various other system terminals in California and to McCamey, Texas.

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

     During 1994, Goodyear introduced the Eagle Aquatred, a new high performance radial passenger tire designed to combine superior handling with enhanced wet traction performance, to the North American replacement market. The Eagle RS-A high performance passenger tire, which features three separate areas on the asymmetric tread for enhanced traction, was offered to automobile manufacturers for installation as original equipment and the Intrepid, a moderately priced wet traction passenger tire, was introduced to the replacement market. Goodyear also announced the Wrangler Aquatred for light trucks, sport-utility vehicles and vans, which was introduced to the North American replacement market in January of 1995. The EMT (extended mobility tire) version of the Eagle GS-C is the first passenger tire with run-flat capability when mounted on conventional wheels. An all season high performance tire, the Eagle GS-C EMT is available as an option on the Corvette.

     Goodyear continued its program designed to enhance production capacity and efficiency through plant modernization and expansion projects. An expansion of the Fayetteville, North Carolina tire plant was completed during 1994. Significant plant modernization and expansion projects are presently underway at the Company's Gadsden, Alabama, Topeka, Kansas, Napanee, Ontario, Valleyfield, Quebec, Americana, Brazil, Sao Paulo, Brazil, Bogor, Indonesia, and Kuala Lumpur, Malaysia tire plants and at the Company's Beaumont, Texas and Houston, Texas synthetic rubber plants.

     During 1994, the Company completed its acquisition of 75% of the equity of a tire company in Dalian, People's Republic of China, which will commence tire production operations in the first half of 1995. The Company also acquired 60% of the equity of an engineered rubber products company in Qingdao, People's Republic of China, which manufactures automotive brake, air conditioning and radiator hose and hose assemblies.

            FINANCIAL INFORMATION ABOUT GOODYEAR'S INDUSTRY SEGMENTS

     Financial information relating to Goodyear's "Industry Segments" for each of the three years in the period ended December 31, 1994 appears in Note 16 captioned "Business Segments", and in the tabulation captioned "Industry Segments" at Note 16, of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 47, respectively, and is incorporated herein by specific reference.

            DESCRIPTION OF GOODYEAR'S BUSINESS -- INDUSTRY SEGMENTS

TIRES

     Goodyear's principal Industry Segment is the development, manufacture, distribution and sale of tires and related products and services (the "Tires Segment"). The principal class of products in the Tires Segment is tires for most applications. No other class of products or services in the Tires Segment accounted for as much as 10% of Goodyear's sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the Tires Segment, and the percentage of Goodyear's sales attributable to tires, for each of the three years ended December 31, 1994:

                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1994       1993       1992
                                                  ------     ------     ------
Tires Segment sales............................    85.5%      85.6%      82.9%
Tires Segment operating income.................    84.7%      85.7%      68.8%

          Tire Sales...........................    76.7%      76.0%      73.5%

     The products and services comprising the Tires Segment include:

     TIRES. Goodyear manufactures and markets throughout the world a broad line of rubber tires for automobiles, trucks, buses, tractors, farm implements, earthmoving equipment, aircraft, industrial equipment and various other applications, in each case for sale to original equipment manufacturers and in the replacement market.

     Goodyear offers two basic constructions of tires, radial and bias-ply. Various belting and reinforcing materials are used, including nylon and polyester tire cord and steel.

     A variety of Goodyear-brand radial passenger tire lines are sold in the United States, including the AQUATRED, INTREPID, REGATTA, and CORSA GT all season tire lines, the all season EAGLE performance touring tire lines and the EAGLE "Gatorback" and EAGLE AQUATRED high performance tire lines. The major lines of Goodyear-brand radial light truck tires offered in the United States are the WRANGLER and WORKHORSE lines. Goodyear manufactures and sells several lines of radial passenger and light truck tires in Europe, led by a broad line of EAGLE all season and high performance passenger tires including the EAGLE AQUATRED and the WRANGLER light truck tire line. In Asia and Latin America, both radial and bias-ply Goodyear-brand passenger and light truck tires are manufactured and sold, led by the EAGLE AQUATRED in Asia and the AQUATRED in Latin America.

     Goodyear manufactures and markets three constructions of radial medium truck tires, one using fabric, one using fabric and steel and another, the UNISTEEL Series, using an all-steel cord and belt construction. Goodyear also offers a full line of bias-ply medium truck tires. Goodyear produces several lines of tires for other applications, including radial and bias-ply tires for farm machinery, heavy equipment and aircraft, and inner tubes for truck tires and various other applications. Goodyear manufactures and sells new and retreaded aircraft tires in the United States, Europe, Latin America and Asia.

     The Kelly-Springfield Tire Company, a wholly-owned subsidiary of Registrant ("Kelly-Springfield"), manufactures and sells numerous lines of radial and bias-ply passenger and truck tires in the United States replacement market and sells various lines of Kelly-brand tires in the replacement markets in Canada and certain other countries. Brad Ragan, Inc., a 74.5% owned subsidiary of Registrant ("Brad Ragan"), is a tire retailing and commercial tire sales, retreading and service chain with operations in various regions of the United States.

     RELATED PRODUCTS AND SERVICES. Goodyear also retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers, and manufactures and sells tread rubber and other tire retreading materials for various applications. Additional products and services in the Tires Segment include: automotive repair services provided by Goodyear through its retail outlets; the sale to dealers and consumers of automotive repair and maintenance items, automotive equipment and accessories and other items, including televisions and stereos, household appliances, home and garden equipment and supplies, and recreational equipment; the operation of four rubber plantations and the processing and sale of natural rubber; and miscellaneous other products and services.

MARKETS AND DISTRIBUTION -- COMPETITION

     The Company offers a broad line of tires for most applications and for all classes of customers. In the United States and many other countries, the Company sells Goodyear-brand tires to vehicle manufacturers for use as original equipment on vehicles they produce. In the United States and most other countries, the Company sells Goodyear-brand, other house brand and private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Worldwide, the Company's sales of passenger, truck and farm tires to the replacement market substantially exceed its sales of passenger, truck and farm tires to original equipment manufacturers.

     Because of their superior durability, handling and fuel economy, most passenger and light and medium highway truck tires sold in the United States, in Europe and in many other countries are radials. Except for bias-ply temporary spare tires, all passenger tires sold in the United States to automobile manufacturers since 1982 have been radials. During 1994, substantially all passenger tires sold to automobile manufacturers outside the United States and in the United States replacement market were radials. High performance tires constituted approximately 29% of the United States passenger tire market in 1994, compared to approximately 22% in 1989. During 1994, approximately 94% of all light and medium highway truck tires sold in the United States to truck manufacturers were radials, compared to 84% in 1989, and 84% of all light and medium highway truck tires sold in the United States replacement market were radials, compared to 64% in 1989. During 1994, approximately 79% of all light and medium truck tires sold by the Company in the United States, and approximately 48% of all light and medium truck tires sold by the Company outside the United States, were radial.

     Goodyear's tires are sold under highly competitive conditions in the United States and other countries. On a worldwide basis, Goodyear has two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Goodyear also competes worldwide with several other major foreign based tire manufacturing concerns, including Continental, Pirelli, Sumitomo, Toyo, Yokohama and several Korean tire companies. Goodyear's principal competitors with operations in the United States are Bridgestone, The Firestone Tire & Rubber Company (acquired by Bridgestone in 1988), Michelin, Uniroyal-Goodrich Tire Company (acquired by Michelin in 1990), Continental, General Tire Inc. (acquired by Continental in 1987) and Cooper Tire Company.

     Goodyear competes with other tire manufacturers on the basis of price, warranty, service, consumer convenience and product design, performance and reputation. The Company believes Goodyear-brand tires enjoy a high recognition factor throughout the world and have a reputa-tion for high quality and value. Kelly-brand and various house-brand tire lines offered by the Company compete primarily on the basis of price and performance.

     Goodyear is a major supplier, on a direct sale basis, of tires to most manufacturers of automobiles, trucks, farm and construction equipment and other vehicles, both in the United States and numerous other countries. Goodyear sells tires to the major automobile and truck manufacturers located in the United
States: Ford, General Motors, Chrysler, Toyota, Nissan, Honda, Diamond-Star, NUMMI, AAI, Navistar, Mack Truck, Freightliner, Peterbilt and Kenworth. Goodyear supplies tires to several European manufacturers, including Fiat, Daimler-Benz, Volkswagen, Volvo, Ferrari, Jaguar, BMW, Lotus, Peugeot, Alfa Romeo and Renault, to six Japanese manufacturers, Nissan, Mazda, Toyota, Honda, Mitsubishi and Isuzu, and to subsidiaries of General Motors, Ford and Chrysler throughout the world. Goodyear also supplies major manufacturers of construction and agricultural equipment, including Caterpillar, J. I. Case, John Deere, Massey-Ferguson and New Holland N.V.

     Goodyear-brand tires for the United States replacement market are sold through various channels of distribution. The principal method of distribution is a large network of independent dealers and franchisees. Goodyear-brand tires are also sold to several regional and national retail marketing firms, including Sears Roebuck & Co. and Wal-Mart. In addition, approximately 1,046 retail outlets (including auto service centers, commercial tire & service centers and leased space in department stores) are operated by the Registrant under the Goodyear name or under various other trade styles and approximately 160 retail and commercial tire sales outlets are operated by subsidiaries of the Registrant, including Brad Ragan/Carolina Tire.

     Kelly-Springfield manufactures and markets under its own trade names several lines of passenger and truck tires, primarily through independent dealers. Kelly-Springfield also sells private brand and its own associate brands of tires to independent dealers, to national and regional wholesale marketing organizations, to retail chain marketers, including Wal-Mart and Big-O, to service stations and to various other retail marketers. The major portion of Kelly-Springfield's sales are private brand and associate brand passenger tires.

     Goodyear sells tires outside the United States to original equipment manufacturers and in the replacement market through independent wholesale distributors and its own wholesale distribution organizations and, in some countries, through its own retail stores. In certain countries Goodyear contracts for the manufacture by others of Goodyear-brand tires.

     No customer or group of affiliated customers accounted for as much as 5.1% of Goodyear's consolidated net sales during 1994, 1993 or 1992. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 21.0% of Goodyear's consolidated net sales for each of 1994, 1993 or 1992. No customer or group of affiliated customers accounted for as much as 4.1% of Tire Segment sales during 1994, 1993 or 1992. The ten largest customers of the Tires Segment represented less than 20.9% of Tire Segment sales for 1994.

     Based on a composite of industry sources and information published by the Rubber Manufacturers Association (the "RMA"), it is estimated that approximately 228 million passenger tires were sold in the United States during 1994. The following table indicates the percentage change in annual unit sales of passenger tires in the United States:

                  TOTAL UNITED STATES PASSENGER TIRE MARKET --
              PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES

                                                     1994 VS 1993      1994 VS 1992
                                                     ------------      ------------
        Replacement..................................      2.8%             2.3%
        Original Equipment...........................     11.7%            26.2%
        Total U.S. Passenger Tire Market.............      4.9%             7.5%

     Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 1995 to increase approximately 1.9% compared to 1994. Goodyear estimates that demand for original equipment passenger tires in the United States during 1995 will be approximately 1.0% higher than in 1994 and that demand for passenger tires in the United States replacement market during 1995 will be approximately 2.2% higher than in 1994.

     Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 49 million light and medium highway truck tires were sold in the United States during 1994, an increase of 10.4% compared to 1993 and 19.2% compared to 1992. Goodyear estimates that demand for light and medium highway truck tires in the United States will be approximately the same in 1995 as during 1994.

     The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:

       GOODYEAR WORLDWIDE UNIT SALES OF PASSENGER, TRUCK AND FARM TIRES--
                    PERCENTAGE INCREASE IN ANNUAL UNIT SALES

                                                 1994 VS 1993     1994 VS 1992
                                                 ------------     ------------
United States..................................       6.3%            11.9%
Foreign........................................       7.7%            11.2%
Worldwide......................................       7.0%            11.6%

     Based on information available from various industry and other sources and information published by the RMA, the Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, is the third largest tire manufacturer in the world. Based on various industry and other sources, it is estimated that the Company's share of the worldwide (excluding Eastern Europe, the Commonwealth of Independent States and the People's Republic of China) auto, truck and farm tire markets was approximately 20% in 1994, 20% in 1993 and 19.4% in 1992.

     Related products and services, including automotive parts, automotive maintenance and repair services and associated merchandise, are sold in the United States through approximately 1,206 retail outlets operated by the Company. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased for resale by the Company, are distributed to many of the Company's tire dealers and franchisees. Related products are sold principally in the United States and Canada under highly competitive conditions.

GOVERNMENT REGULATIONS -- TIRES

     The National Highway Traffic Safety Administration ("NHTSA"), under authority granted to it by the National Traffic and Motor Vehicle Safety Act of 1966, as amended, has established various standards and regulations relating to motor vehicle safety, some of which apply to tires sold in the United States for highway use. The NHTSA has the authority to order the recall of automotive products, including tires, having defects deemed to present a significant safety risk.

     NHTSA has issued "Tire Registration" regulations, which require the registration of tires for the purpose of identification in the event of a product recall, and "Uniform Tire Quality Grading" regulations, which require the grading of passenger tires for treadwear, traction and temperature resistance pursuant to prescribed testing procedures and the molding of such grades into the sidewall of each tire. Passenger and highway truck tires are required to be identified by ten-digit manufacturing identification codes molded on the sidewall of each tire. The effect of compliance with these regulations on Goodyear's sales and profits cannot be determined. However, these regulations have increased the cost of producing and marketing passenger tires in the United States.

OTHER INFORMATION REGARDING TIRES SEGMENT

     Goodyear does not consider its Tires Segment business to be seasonal to any significant degree. Goodyear maintains a significant inventory of new tires and certain other products in order to rationalize production schedules and assure prompt availability of such products to its customers. Goodyear manages its inventory in order to minimize working capital requirements and avoid unnecessary increases in unit production costs while balancing production schedules with fluctuations in demand.

     Goodyear offers its customers various financing and extended payment programs from time to time. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and the prevailing practices in the tire industry.

     During 1994, 1993 and 1992, tire industry capacity utilization increased compared to 1991 and 1990 (when there was significant excess capacity), primarily as a result of growth in original equipment demand in the United States and in worldwide replacement demand. Continued high levels of capacity utilization during 1995 will be dependent on continued high production levels by the original equipment manufacturers in the United States and growth in the original equipment markets in Europe, Asia and Latin America, coupled with continued high levels of demand in the replacement markets in the United States and throughout the world.

     Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 92% of capacity during 1994, 1993 and 1992. Goodyear's worldwide tire capacity utilization was approximately 90% during 1994, 1993 and 1992. In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for modernizing and increasing the capacity of its existing radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building or have announced plans to install additional capacity for passenger tires and light and medium truck tires over the next few years.

GENERAL PRODUCTS

     Another Industry Segment is the development, manufacture, distribution and sale of numerous rubber, chemical and plastic products (the "General Products Segment"). No class of products or services in the General Products Segment accounted for as much as 10% of Goodyear's net sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the General Products Segment for each of the three years ended December 31, 1994:

                                                                   YEAR ENDED DECEMBER
                                                                           31,
                                                                  ----------------------
                                                                  1994     1993     1992
                                                                  ----     ----     ----
    General Products Segment Sales............................    13.8%    13.9%    16.6%
    General Products Segment Operating Income.................    14.3%    15.3%    32.7%

     The products and services comprising the General Products Segment include:

     VEHICLE COMPONENTS. Goodyear manufactures automotive belts and hoses, air springs, engine mounts, instrument panels and various body and chassis parts for motor vehicles made of rubber, fiberglass and reinforced plastics.

     INDUSTRIAL RUBBER PRODUCTS. Goodyear produces various industrial rubber products, including: conveyor, transmission and power transmission belts, belting and other products; air, steam, oil, water, gasoline and dry materials hose and hydraulic hose for industrial applications; tank and pipe lining; noise abatement materials; air springs and bellows; and dock fenders. Goodyear also manufactures various rubber and plastic custom designed and engineered products, including rubber railroad crossings, rubber treads for tank tracks and miscellaneous molded and extruded products.

     CHEMICAL PRODUCTS. Goodyear produces a broad line of synthetic rubber, rubber latices, organic chemicals used in rubber and plastic processing and vinyl resins and latices.

     SHOE AND GRAPHIC PRODUCTS. Goodyear, utilizing products obtained under offtake agreements, markets heels, soles and strips for new shoes and shoe repair from rubber and other synthetic materials. Goodyear also manufactures gum for graphic products for the printing industry.

MARKETS AND DISTRIBUTION -- OTHER INFORMATION

     Most products of the General Products Segment are sold directly to manufacturers or sold through independent wholesale distributors. During 1994, the five largest customers of the General Products Segment accounted for approximately 23.4% of General Products Segment sales and no customer accounted for more than 15.5% of General Products Segment sales. Goodyear does not maintain a significant inventory when considered in relation to the volume of business conducted.

     The General Products Segment consists of a large number of product lines in respect of which several manufacturers produce some, but not all, of the products manufactured by Goodyear. There are numerous suppliers of automotive belts and hose products and other rubber and plastic components for motor vehicles. Goodyear is a leading manufacturer of such products. Goodyear is a leading producer of industrial rubber products, an industry served by more than 50 major firms. There are numerous firms participating in the engineered products market, Goodyear being one of the leading suppliers. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. Goodyear is a major producer of synthetic rubber, rubber chemicals and latex. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear considers its products to be competitive in quality, service and price.

OIL TRANSPORTATION

     Goodyear's crude oil transportation and related activities (the "Oil Transportation Segment") are conducted by the Celeron group of companies ("Celeron"). The table below sets forth the percentage of Goodyear's net sales and operating income (or loss), attributable to the Oil Transportation Segment for each of the three years ended December 31, 1994:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                 1994     1993      1992
                                                                 ----     -----     -----
     Oil Transportation Segment Sales.........................    .7%       .5%       .5%
     Oil Transportation Segment Operating Income (Loss).......   1.0%     (1.0%)    (1.5%)

     All American Pipeline Company, a wholly-owned subsidiary of Registrant ("All American"), owns and operates a heated crude oil pipeline system which extends approximately 1,225 miles from the California Coast in the Santa Barbara Channel -- Santa Maria Basin area to central Texas (the "All American System"). Celeron Gathering Company, a wholly-owned subsidiary of Registrant ("Celeron Gathering"), engages in the gathering, exchanging, purchasing and selling of crude oil and, in that connection, owns and operates a 43-mile gathering pipeline in the San Joaquin Valley, California (the "Celeron Gathering System"). Celeron Trading & Transportation Company, a wholly-owned subsidiary of Registrant, is engaged in various crude oil exchanging, purchasing and selling activities.

ALL AMERICAN CRUDE OIL PIPELINE SYSTEM

     The All American System is a heated crude oil pipeline system, consisting of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas, an 11 mile segment extending from Las Flores to Gaviota and related terminal and oil storage facilities. The All American System is capable of transporting up to 300,000 barrels per day of heavy crude oils, 450,000 barrels per day of lighter crude oils or lower daily volumes of combinations of heavy crude oils (which may require heating) from fields on the outer continental shelf along the California coast in the Santa Barbara Channel -- Santa Maria Basin area ("OCS Crude Oil") and lighter crude oils (which do not require heating) from various onshore California fields ("California Crude Oil") or other sources to McCamey, Texas, for delivery through other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast.

     The All American System transports California Crude Oil produced in the San Joaquin Valley area of California and Alaska North Slope crude oil ("ANS Crude Oil") received from other pipelines from insert points in central California to terminals located near McCamey, Texas. The All American System also transports OCS Crude Oil from Las Flores and Gaviota, California, to other system outlets in California for delivery through other pipelines to refineries in the Los Angeles Basin and in the greater San Francisco area and to McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast.

     In August of 1993, several producers of OCS Crude Oil entered into transportation agreements with the All American System whereunder the producers have agreed to transport available quantities of OCS Crude Oil at specified tariff rates. During 1994, most of the OCS Crude Oil tendered pursuant to the transportation agreements was transported from Las Flores and Gaviota to All American System outlet stations in central California for delivery via other pipelines to refineries in the Los Angeles Basin or the San Francisco Bay area, with the balance transported to McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. It is anticipated that the volume of OCS Crude Oil tendered to the All American System pursuant to the transportation agreements will increase during 1995 and 1996 and that a higher percentage of the OCS Crude Oil tendered will be transported to McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region or along the Texas Gulf Coast.

     The average daily volume of crude oil transported by the All American System was approximately 185,000 barrels per day in 1994 and 1993 and 164,000 barrels per day during 1992. The average tariff per barrel of oil transported during 1994 was $1.29, compared to $1.03 during 1993 and $1.06 during 1992. The All American System transported oil tendered for shipment an average distance of 652 miles in 1994, 725 miles in 1993 and 760 miles in 1992.

CELERON GATHERING SYSTEM

     Celeron Gathering owns and operates the Celeron Gathering System, a 43-mile crude oil gathering pipeline system, which has a design capacity of up to 100,000 barrels per day. Celeron Gathering uses the Celeron Gathering System in connection with its gathering, exchanging, purchasing and selling of crude oil produced in the South Belridge area of the San Joaquin Valley. Celeron Gathering sells or exchanges substantially all of the crude oil it acquires in the San Joaquin Valley, the major portion of which is ultimately sold to or exchanged with refiners located in the Mid-continent and Texas Gulf Coast areas. Celeron Gathering also trades crude oil in California, most of which is used by refiners located in the Los Angeles Basin or in Northern California.

GOVERNMENT REGULATION

     The All American System is a common carrier pipeline system and, as such, under current law is subject to the general jurisdiction of the Federal Energy Regulatory Commission (the

"FERC"). Pursuant to the Interstate Commerce Act, the All American System is subject to FERC regulation as to tariffs, annual reporting requirements and other operating matters. In accordance with current laws and the regulations of the FERC, the All American System has filed with the FERC tariffs for transportation services being offered to shippers desiring to transport crude oil through the All American System or portions thereof. The All American System will file an Annual Report on FERC Form No. 6 with the FERC in March of 1995 in respect of its activities during 1994. The Celeron Gathering System is a proprietary intrastate gathering pipeline system and, as such, is not subject to the general jurisdiction of the FERC.

                          GENERAL BUSINESS INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The principal raw materials used in Goodyear's products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 54% of all rubber consumed by Goodyear worldwide during 1994, compared to 61% in 1993, 56% in 1992 and 55% in 1991. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. Approximately 59% of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

     Nylon and polyester yarn, substantial quantities of which are processed in Goodyear's textile mills, and wire for radial tires, a portion of which is produced by Goodyear, are used in significant quantities by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1994, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 1995.

     Goodyear uses substantial quantities of petrochemical feedstocks and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of petrochemical feedstocks, petroleum and natural gas based fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

     Petrochemical feedstock, natural rubber and other raw material prices increased during the second half of 1994. The Company expects that additional increases in raw material prices will occur during 1995.

PATENTS AND TRADEMARKS

     Goodyear owns approximately 1,609 patents issued by the United States Patent Office and approximately 5,691 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 327 patent applications currently on file with the United States Patent Office and approximately 3,745 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Industry Segments.

     Goodyear owns and uses approximately 990 different trademarks, including several using the word "Goodyear". These trademarks are protected by approximately 6,780 registrations worldwide. Goodyear also has approximately 790 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

BACKLOG

     Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Industry Segments or its business considered as a whole.

GOVERNMENT BUSINESS

     The total amount of Goodyear's business during 1994 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approximately .6% of Goodyear's consolidated net sales for 1994, compared to .9% for 1993 and 1.0% for 1992.

RESEARCH AND DEVELOPMENT

     Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related products in Akron, Ohio, and Colmar-Berg, Luxembourg; tire technical centers in Cumberland, Maryland, and Tsukuba, Japan; and tire proving grounds in Akron, Ohio, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates substantial research and development facilities for other products in Akron, Ohio, and Orsay, France.

     During the years ended December 31, 1994, 1993, 1992, 1991 and 1990, Goodyear expended, directly or indirectly, $341.3 million, $320.0 million, $325.9 million, $330.0 million and $331.3 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and to the formulation and design of new manufacturing processes and equipment and improvements on existing processes and equipment. Goodyear estimates that it will expend approximately $340.0 million for research and development activities during 1995.

EMPLOYEES

     As of December 31, 1994, Goodyear employed approximately 90,712 people throughout the world. Of the approximately 45,168 persons employed in the United States at December 31, 1994, approximately 12,697 were covered by a master collective bargaining agreement, dated July 20, 1994, with the United Rubber, Cork, Linoleum and Plastic Workers of America ("URW"), which agreement will expire on April 19, 1997. Of the remaining domestic employees at December 31, 1994, approximately 9,406 were covered by other contracts with the URW and various other unions and approximately 23,065 were not represented by any union.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, State and local environmental and occupational safety and health laws and regulations. During 1994, 1993, 1992, 1991 and 1990, Goodyear made capital expenditures aggregating approximately $11.7 million, $13.4 million, $13.7 million, $9.6 million and $13.5 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $19.9 million during 1995 and approximately $29.4 million during 1996. In addition, Goodyear expended approximately $73 million during 1994, and Goodyear estimates that it will expend approximately $84 million during 1995 and approximately $92 million during 1996, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1994, Goodyear had reserved $116.4 million for anticipated costs associated with the clean-up of hazardous substances at various sites. Goodyear anticipates that in the future it will incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies.

                    FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information relating to Goodyear's "Geographic Segments" for each of the three years in the period ended December 31, 1994 appears in Note 16, captioned "Business Segments", and in the tabulation captioned "Geographic Segments" at Note 16 of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 48, respectively, and is incorporated herein by specific reference.

     The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 25 foreign countries. Foreign sales represented approximately 42%, 42% and 42% of total sales and foreign operating income represented approximately 50%, 49% and 41% of total operating income in 1994, 1993 and 1992, respectively. Goodyear's foreign manufacturing operations consist primarily of the production of tires. Industrial rubber and certain other products are also manufactured in certain of the Company's foreign plants.

     Goodyear also participates in joint ventures in various countries. In 1987, Goodyear and Pacific Dunlop Limited established South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company, in each of which Goodyear and Pacific Dunlop Limited each have a 50% equity interest, which entities operate five tire manufacturing plants, 20 retread plants and a chain of approximately 523 retail outlets in Australia, New Zealand and Papua - New Guinea. Other joint venture interests of the Company include: (1) a 50% interest in Nippon Giant Tire Co., Ltd., which manufactures earthmover tires in Japan; and (2) a 50% (40.4% net equity) interest in a tire manufacturing facility under construction near Bombay, which is scheduled to be completed in 1996. During 1994, Goodyear acquired a 75% interest in a tire manufacturing company in Dalian, People's Republic of China, and a 60% interest in an engineered rubber products company in Qingdao, People's Republic of China.

     In addition to the ordinary risks of the marketplace, the Company's foreign operations and the results thereof in some countries are affected by price controls, import controls, labor regulations, tariffs, extreme inflation or fluctuations in currency values. Furthermore, in certain countries where Goodyear operates (primarily countries located in Central and South America), transfers of funds from foreign operations are generally or periodically subject to the availability of foreign exchange in the host country and other related restrictive governmental regulations.

ITEM 2.  PROPERTIES.

     Goodyear manufactures its products in 73 manufacturing facilities located around the world. There are 32 plants at 31 locations in 16 states of the United States and 41 plants at 38 locations in 25 other countries.

     The following table identifies by location each of the Company's 73 manufacturing facilities, indicates the principal product or products manufactured therein and sets forth the approximate number of square feet of usable floor space. In addition, each Industry Segment using the facility is indicated after the products manufactured therein with the following references:
(A), which indicates use by the Tires Segment; and (B), which indicates use by the General Products Segment. Except as indicated in the Notes to the following table of Manufacturing Facilities, Goodyear owns the land, buildings and manufacturing equipment comprising each facility.

                            MANUFACTURING FACILITIES

                                                                                  APPROXIMATE
                                                                                  FLOOR SPACE
                                                                                 (IN THOUSANDS
                                               PRODUCT(S) MANUFACTURED-            OF SQUARE
           PLANT LOCATION                         INDUSTRY SEGMENT(S)                FEET)
------------------------------------  ---------------------------------------------------------
UNITED STATES
  Akron, Ohio (2 Plants)              Tires and Chemicals (A) and (B)                 2,162
  Asheboro, North Carolina            Tire Wire Cord (A)                                284
  Bayport, Texas                      Rubber Processing Chemicals (A) and (B)            42
  Beaumont, Texas                     Synthetic Rubber, Rubber Chemicals and            612
                                        Hydrocarbon Resins (A) and (B)
  Calhoun, Georgia                    Latex (B)                                          60
  Cartersville, Georgia               Textile Mill (A) and (B)                          663
  Danville, Virginia                  Tires (A)                                       2,106
  Decatur, Alabama                    Textile Mill (A)                                  656
  Fayetteville, North Carolina        Tires (A)                                       1,998
  Freeport, Illinois                  Tires (A)                                       1,161
  Gadsden, Alabama (1)                Tires (A)                                       2,826
  Greensburg, Ohio                    Air Springs (B)                                   113
  Greenville, Texas                   Tread Rubber (A)                                   24
  Hannibal, Missouri (2)              Hose Products (B)                                  30
  Houston, Texas                      Synthetic Rubber (A) and (B)                      675
  Jackson, Ohio (2)                   Automotive and Commercial Reinforced              222
                                        Plastics (B)
  Lawton, Oklahoma (2)                Tires (A)                                       1,840
  Lincoln, Nebraska                   Belting and Hose Products (B)                     950
  Logan, Ohio (2)                     Automotive and Commercial                         369
                                        Custom Foam Products (B)
  Marysville, Ohio                    Conveyor Belting (B)                              374
  Mt Pleasant, Iowa                   Hose Products (B)                                 116
  Niagara Falls, New York             Chemicals and Vinyl Resins (A) and (B)            313
  Norfolk, Nebraska                   Hose Products (B)                                 257
  Radford, Virginia                   Tread Rubber (A)                                   55
  St Marys, Ohio                      Molded and Extruded Rubber Products (B)           829
  Spartanburg, South Carolina (3)     Tread Rubber (A)                                   99
  Stow, Ohio (3)                      Tire Molds (A)                                    132
  Sun Prairie, Wisconsin              Hose Products (B)                                 175
  Topeka, Kansas                      Tires (A)                                       2,940
  Tyler, Texas                        Tires (A)                                       1,313
  Union City, Tennessee               Tires (A)                                       2,068
CANADA
     Bowmanville, Ontario             Conveyor Belts (B)                                323
     Collingwood, Ontario             Hose Products (B)                                 205
     Medicine Hat, Alberta            Tires (A)                                         115
     Napanee, Ontario                 Tires (A)                                         748
     Owen Sound, Ontario              V-Belts and Graphic Products (B)                  108
     Quebec City, Quebec              Molded Products and Tread Rubber (A) and          172
                                        (B)
     St. Alphonse de Granby,          Hose Products (B)                                 163
       Quebec
     Valleyfield, Quebec              Tires (A)                                       1,002

                                                                                  APPROXIMATE
                                                                                  FLOOR SPACE
                                                                                 (IN THOUSANDS
                                               PRODUCT(S) MANUFACTURED-            OF SQUARE
           PLANT LOCATION                         INDUSTRY SEGMENT(S)                FEET)
------------------------------------  ---------------------------------------------------------
EUROPE
  FRANCE -- Amiens                    Tires (A)                                         715
            LeHavre (3)               Chemicals (B)                                     272
  GERMANY -- Fulda(3)                 Tires (A)                                       1,361
             Philippsburg             Tires (A)                                         984
  GREECE -- Salonika                  Tires (A)                                         268
  ITALY -- Cisterna di Latina         Tires (A)                                         550
  LUXEMBOURG
     Colmar-Berg (4 Plants) (3)       Tires, Fabrics, Steel Tire Cord,                2,121
                                        Tire Molds and Machines (A)
  MOROCCO -- Casablanca               Tires (A)                                         220
  TURKEY -- Adapazari                 Tires (A)                                         665
            Izmit                     Tires and Tubes (A)                               380
  UNITED KINGDOM
     Wolverhampton, England           Tires (A)                                       1,813

LATIN AMERICA
  ARGENTINA -- Buenos Aires           Tires (A)                                         957
  BRAZIL -- Americana                 Tires, Fabric Dipping and Films                 1,591
                                        (A) and (B)
            Sao Paulo                 Tires, Tubes, Industrial Rubber Products        1,131
                                        and Fabric (A) and (B)
  CHILE -- Santiago                   Tires, Tubes, Industrial Rubber                   812
                                        Products and Batteries (A) and (B)
  COLOMBIA -- Cali                    Tires (A)                                         459
  GUATEMALA -- Guatemala City         Tires (A)                                         344
  JAMAICA -- Morant Bay               Tires (A)                                         157
  MEXICO -- Mexico City               Tires (A)                                       1,240
            San Luis Potosi           Hose Products and Air Sleeves (B)                  82
  PERU -- Lima                        Tires (A)                                         411
  VENEZUELA -- Valencia               Tires and Industrial Rubber                       784
                                        Products (A) and (B)

ASIA
  CHINA -- Dalian                     Tires (A)                                         538
           Qingdao                    Hose Products (B)                                 145
  INDIA -- New Delhi                  Tires (A)                                         680
  INDONESIA -- Bogor (4)              Tires (A)                                         842
  MALAYSIA -- Kuala Lumpur (5)        Tires (A)                                         415
  PHILIPPINES -- Manila (6)           Tires and Tubes (A)                               392
  TAIWAN -- Taipei                    Tires (A)                                         250
  THAILAND -- Bangkok                 Tires (A)                                         386

---------------
NOTES:

(1) Portion of facility is leased by Goodyear and may be purchased pursuant to the terms of the lease at a nominal option price.

(2) Facility is leased by Goodyear. The lease provides that the Company has the option to purchase the facility at the expiration of the initial term at an option price which is either nominal or highly favorable to Goodyear. It is anticipated that such option will be exercised at the appropriate time if such facility is then needed in Goodyear's manufacturing operations or its acquisition would otherwise be advantageous to Goodyear.

(3) Portion of facility is leased by Goodyear.

(4) Facility is situated on land held under a use right which expires in 1997. It is not possible to obtain fee title under Indonesian law.

(5) Facility is situated on land held under the terms of a land lease which expires in 2072. It is not possible to obtain fee title to land under Malaysian law.

(6) Facility is situated on land held under the terms of a land lease having 6 years remaining, with a 25-year renewal option.

     The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment (including investments in two facilities in the People's Republic of China), for expansion, modernization and replacement of existing plants and equipment and related assets aggregated $523.0 million in 1994, $432.3 million in 1993 and $366.6 million in 1992. Of said amounts, $281.6 million in 1994, $277.9 million in 1993 and $242.3 million in 1992 were expended on facilities located in the United States. The Company estimates that its capital expenditures during 1995 will aggregate approximately $650.0 million.

     During 1994, Goodyear's worldwide tire production facilities were operated at approximately 90% of rated capacity. The Company's other manufacturing facilities were operated at less than capacity levels during 1994. Giving effect to plant expansions and modernizations recently completed or presently underway or planned, the Company's manufacturing facilities are expected, in general, to have production capacity sufficient to satisfy existing and presently anticipated demand for the Company's tires and other products.

     In addition to its manufacturing facilities, the Company owns and operates rubber plantations in Indonesia and Guatemala (50,253 acres). Goodyear also owns substantial interests in plants located in Australia (tires and retreading), Japan (earthmover tires) and New Zealand (tires and retreading).

     The Company owns and operates research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, and Orsay, France. These facilities occupy more than 3,000,000 square feet of floor space. In addition, the Company owns its Corporate Headquarters complex in Akron, Ohio, which has approximately 1.8 million square feet of usable floor space. The Company also owns and operates tire proving grounds in Akron, Ohio (82 acres), Colmar-Berg, Luxembourg (124 acres, leased), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates tire technical centers in Cumberland, Maryland, and Tsukuba, Japan.

     The Company operates approximately 1,206 retail outlets for the sale of its tires to consumers in the United States and approximately 387 retail outlets in other countries. Worldwide, the Company also operates approximately 94 retread plants and approximately 216 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 5, "Properties and Plants," and Note 7, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 37 and 41, respectively.

     Reference is made to the information set forth in Item 1 under the caption "Oil Transportation" beginning at page 7, which includes a description of, and other information regarding, the All American System, the Celeron Gathering System and related facilities, the principal assets of the Oil Transportation Segment.

ITEM 3. LEGAL PROCEEDINGS.

     At March 20, 1995, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

     (A) Since January 19, 1990, a series of 61 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly-Springfield"), a wholly-owned subsidiary of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly-Springfield, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly-Springfield employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $570 million in compensatory damages and $5.66 billion in punitive damages.

     (B) On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named Plaintiffs on behalf of themselves and a class comprised of certain other persons who reside near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Government as a part of the United States Department of Energy ("DOE") and located in Pike County, Ohio (the "Portsmouth Plant"), against Divested Atomic Corporation ("DAC"), the successor by merger of Goodyear Atomic Corporation ("GAC"), Registrant and Martin Marietta Energy Systems, Inc. ("MMES"). GAC had operated the Portsmouth Plant pursuant to a series of contracts with the DOE for several years until November 16, 1986, when MMES assumed operation of the Portsmouth Plant. The Plaintiffs allege that the past and present operators of the Portsmouth Plant, GAC (then a wholly-owned subsidiary of Registrant) and MMES, contaminated certain areas near the Portsmouth Plant with radioactive or other hazardous materials, or both, causing property damage and emotional distress. Plaintiffs seek $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs.

     (C) In September of 1990, a civil action, Eastman Kodak Company, et al. v. Goodyear, et al. (No. CIV-2-90-221), was filed by Eastman in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder Eastman alleges infringement of a patent, which expired in December of 1994, in respect of certain processes used in the manufacture of polyester resin at the Pt. Pleasant, West Virginia polyester resin plant owned and operated by Registrant until sold to Shell Oil Company on December 18, 1992. Eastman is seeking monetary damages trebled for alleged willfulness, interest and costs.

     (D) In December of 1993, certain civil actions filed against Registrant and numerous other defendants in Judicial District Court, Galveston, Texas, by 72 individual plaintiffs were consolidated into a single action (Whalen, et al. v. AES, Inc., et al., Cause No. 93-CV0211). Certain plaintiffs have withdrawn or been dismissed from these cases. The remaining 48 plaintiffs allege that they suffered personal injuries and property damage as the result of Registrant and other named defendants (the owners and operators of the site and several other corporations also alleged to be generators of wastes) allegedly depositing hazardous wastes at the McGinnis Waste Disposal Site located at Hall's Bayou Ranch, Texas. The plaintiffs allege, among other things, that the defendants were grossly negligent and committed fraud and are seeking an aggregate of $2 billion in actual damages, $13 billion in punitive damages and such further relief as may be appropriate.

     (E) In July of 1994, a civil action, Taylor Tire Company, et al. vs. Goodyear (Cause No. 94-1050K), was filed in the United States District Court for the Southern District of California against Registrant on behalf of a purported class of plaintiffs consisting of the four named tire dealers who are customers of Registrant and all tire retailers located in the State of California who are, or were at December 31, 1991 or at any time thereafter, contract dealers of Registrant and leased or are leasing a facility from Registrant or are, or were at any time after December 31, 1991, franchisees of Registrant. The complaint alleges that, in the course of Registrant's commercial relationships and dealings with the members of the class, Registrant, among other things, breached its fiduciary duty and the implied covenants of good faith and fair dealing with respect to all members of the class, engaged in unfair business practices in violation of the California Business and Professions Code with respect to all members of the class, violated the California Franchise Investment Law and the California Corporation Code with respect to certain members of the class and breached the franchise agreements it entered into with certain members of the class. The plaintiffs are seeking unspecified actual and punitive damages, recision of all contracts, and injunctive and other relief.

     (F) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against

Registrant (and two employees of Registrant) by 22 tire dealers located in Texas who are customers of Registrant, either as independent dealers or franchisees. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealings with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. The plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater $230 million or 10% of Registrant's net worth and injunctive and other relief.

     (G) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), Samir F Gibara, an Executive Vice President of Registrant, John M Ross, Vice President and General Counsel of Registrant, and three other employees of Registrant by Orion Tire Corporation, a California corporation, China Tire Holdings Limited, a Bermuda corporation, and China Strategic Holdings Limited, a Hong Kong corporation. The plaintiffs allege, among other things, that in connection with Goodyear's acquisition of a 75% interest in a tire manufacturing facility in Dalian, People's Republic of China in 1994 the Registrant and GIC engaged in tortious interference with certain contractual relationships involving said facility the plaintiffs had allegedly theretofore established with the entities which owned the Dalian tire manufacturing facility (which entities are controlled by the Dalian municipal government), committed tortious interference with prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants are alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs are seeking an aggregate of at least $1.086 billion in actual damages from the defendants and an aggregate of $3.256 billion in exemplary damages from Registrant and GIC, plus exemplary damages of up to 10% of the net worth of each individual defendant, and such further relief as may be appropriate.

     (H) The United States Environmental Protection Agency ("USEPA"), Region II, has initiated administrative proceedings against Registrant under the Comprehensive Environmental Response, Compensation and Liability Act in respect of the alleged late reporting of regulated air emissions at its Niagara Falls plant. The USEPA is seeking an aggregate of $165,900 in civil penalties.

     (I) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at March 20, 1995, including claims and proceedings relating to several waste disposal sites that have been identified by the USEPA and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

     Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at March 20, 1995, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1994 by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Registrant during the calendar quarter ended December 31, 1994.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

     Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant as of March 20, 1995, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

                      NAME                         POSITION(S) HELD                    AGE
                      ----                         ----------------                    ---
       STANLEY C. GAULT                         CHAIRMAN OF THE BOARD,                  69
                                         CHIEF EXECUTIVE OFFICER AND DIRECTOR
     Mr. Gault was elected Chairman of the Board and Chief Executive Officer of Registrant on
June 4, 1991. Mr. Gault was Chairman of the Board and Chief Executive Officer of Rubbermaid
Incorporated from May 1, 1980 to May 1, 1991, when he retired. Prior to 1980, Mr. Gault was an employee of General Electric Company for 31 years, serving in various executive capacities.
Mr. Gault has been a director of Registrant since February 14, 1989.

       HOYT M. WELLS                    VICE CHAIRMAN OF THE BOARD, PRESIDENT,          68
                                         CHIEF OPERATING OFFICER AND DIRECTOR
     Mr. Wells joined Goodyear in 1951, serving in various manufacturing and sales posts until
June 3, 1980, when he was elected a Vice President of Registrant. On June 2, 1987, he was
elected an Executive Vice President of Registrant, serving in such capacity as the executive officer of Registrant responsible for the worldwide general products operations of Registrant and its subsidiaries. Mr. Wells was elected President and Chief Operating Officer of
Registrant effective April 1, 1991 and Vice Chairman of the Board, President and Chief
Operating Officer on January 4, 1994. Mr. Wells has been a Director of Registrant since
December 6, 1988.

       WILLIAM J. SHARP                        EXECUTIVE VICE PRESIDENT                 53
     Mr. Sharp served in various tire production posts until elected a Vice President of
Registrant on January 6, 1987, serving in such capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire manufacturing operations. Effective April 1, 1991,
Mr. Sharp was elected an Executive Vice President of Registrant for worldwide product supply, and, in such capacity, was the executive officer of the Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. Mr. Sharp has been an employee of Goodyear since 1964.

       SAMIR F. GIBARA                         EXECUTIVE VICE PRESIDENT                 55
     Mr. Gibara served in various managerial capacities after joining Goodyear in 1966. He served as the President and Chief Executive Officer of Goodyear Canada Inc., a subsidiary of
Registrant, from October 1, 1989 through November 30, 1990. He was Chairman of the Board of a
European subsidiary of Registrant from December 1, 1990 until September 30, 1992. Mr. Gibara was elected a Vice President of Registrant effective October 1, 1992, serving in that capacity as the executive officer of Registrant responsible for strategic planning and business development and as the acting Vice President of Finance and the principal financial officer of
Registrant. On May 3, 1994, Mr. Gibara was elected an Executive Vice President of Registrant and, in such capacity, is the executive officer responsible for the North American Tire
Operations of Registrant.

                      NAME                         POSITION(S) HELD                    AGE
                      ----                         ----------------                    ---
       ROBERT W. TIEKEN                        EXECUTIVE VICE PRESIDENT                 55
     Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice
President and the Chief Financial Officer of Registrant. Prior to joining Goodyear, Mr. Tieken had been employed by the General Electric Company for 32 years, serving in various financial management posts, including Vice President, Finance and Information Technology of General
Electric Aerospace from 1988 to April of 1993. From April of 1993 through April of 1994, Mr.
Tieken was the Vice President of Finance of Martin Marietta Corporation, which acquired
General Electric Aerospace in April of 1993. Mr. Tieken is the principal financial officer of
Registrant.

       ROBERT M. HEHIR                              VICE PRESIDENT                      63
     Dr. Hehir joined Goodyear in August of 1980 as Director of Governmental Environment,
Safety and Health Assurance Programs. On August 4, 1981, he was elected a Vice President of
Registrant. Dr. Hehir is the executive officer of Registrant responsible for Goodyear's environmental improvement and occupational health compliance programs.

       JAMES W. BARNETT                             VICE PRESIDENT                      64
     Mr. Barnett served in various posts in Goodyear's replacement tire sales organization until elected a Vice President of Registrant on September 6, 1984, serving in such capacity as the executive officer of Registrant responsible for Registrant's replacement tires sales and marketing in the United States until August 15, 1988. Since August 15, 1988, Mr. Barnett has served as the executive officer of Registrant responsible for Goodyear's worldwide original equipment tire sales. Mr. Barnett has been an employee of Goodyear since 1950.

       NISSIM CALDERON                              VICE PRESIDENT                      61
     Dr. Calderon served in various research management posts until January 1, 1983, when he was appointed Manager of Tire Materials Research. Dr. Calderon was elected a Vice President of
Registrant on April 7, 1986. He is the executive officer of Registrant responsible for
Goodyear's research programs. Dr. Calderon has been an employee of Goodyear since 1962.

       JOHN M. ROSS                       VICE PRESIDENT AND GENERAL COUNSEL            63
     Mr. Ross served as an Assistant Secretary and the Assistant General Counsel of Registrant
from 1973 to June 2, 1987, when he was elected a Vice President and the General Counsel of
Registrant. Mr. Ross joined the Registrant as a member of its legal staff in 1965. Mr. Ross has been a member of the Ohio Bar since 1965.

       JAMES BOYAZIS                         VICE PRESIDENT AND SECRETARY               58
     Mr. Boyazis served in various posts until April 11, 1983, when he was elected Secretary and Counsel of Goodyear Aerospace Corporation (then a wholly-owned operating subsidiary of
Registrant). From January 1, 1986 to June 2, 1987, Mr. Boyazis served as a member of
Registrant's legal staff. On June 2, 1987, Mr. Boyazis was elected a Vice President and the
Secretary of Registrant. He is also the Associate General Counsel of Registrant. Mr. Boyazis
joined Goodyear in 1963.

       JESSE T. WILLIAMS, SR.                       VICE PRESIDENT                      55
     Mr. Williams served in various human resources posts until October 1, 1986, when he was appointed Registrant's Director -- Equal Employment Opportunity. On August 2, 1988, Mr.
Williams was elected a Vice President of Registrant and, in such capacity, was responsible for corporate compliance with equal employment opportunity laws and regulations until July 1,
1991, when he became the executive officer of Registrant responsible for Goodyear's human resources, diversity, safety and workers' compensation activities and for compliance with the various equal employment opportunity, workplace safety and other employment laws and regulations. Effective March 1, 1993, Mr. Williams became the executive officer of Registrant responsible for Goodyear's compensation and employment practices. Mr. Williams has been an employee of Goodyear since 1962.

                      NAME                         POSITION(S) HELD                    AGE
                      ----                         ----------------                    ---
       JOHN P. PERDUYN                              VICE PRESIDENT                      55
     Mr. Perduyn served in various public relations posts until appointed Director of Public
Information in 1980, serving in that post until June 1, 1989. Mr. Perduyn was elected a Vice
President of Registrant effective June 1, 1989, and is the executive officer of Registrant responsible for Goodyear's public affairs activities. Mr. Perduyn has been an employee of
Goodyear since 1970.

       RICHARD P. ADANTE                            VICE PRESIDENT                      48
     Mr. Adante served in various engineering and management posts until appointed director of
General Products Manufacturing in 1987. He served as Production Director of Deutsche Goodyear
GmbH, a wholly-owned subsidiary of Registrant, from August of 1988 to April of 1990, when he was appointed Vice President of merchandise distribution and control. Mr. Adante was elected a
Vice President effective April 1, 1991 and is the executive officer of Registrant responsible for materials management. Mr. Adante has been an employee of Goodyear since 1966.

       H. CLAY ORME                                 VICE PRESIDENT                      55
     Mr. Orme served in various manufacturing management posts until he was appointed Director of Tire Manufacturing in 1987. He was elected Vice President of Registrant effective
September 1, 1992, and, in such capacity, is the executive officer of the Registrant responsible for Goodyear's tire manufacturing and product distribution operations. Mr. Orme has been an employee of Goodyear since 1962.

       GARY A. MILLER                               VICE PRESIDENT                      48
     Mr. Miller served in various management and research and development posts until appointed a Purchasing Agent in 1986. He was Director of Tire Value and Competitive Analysis
from April of 1989 until October 1, 1990, when he was appointed General Manager of Specialty
Tires. Mr. Miller was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant responsible for Goodyear's purchasing operations. Mr.
Miller has been an employee of Goodyear since 1967.

       MIKE L. BURNS                                VICE PRESIDENT                      53
     Mr. Burns served in various human resources posts until appointed Director of
Organization Development and Training in 1986. He was elected a Vice President of Registrant effective March 1, 1993. He is the executive officer of Registrant responsible for Goodyear's human resources and total quality systems. Mr. Burns has been an employee of Goodyear since
1965.

       GEORGE E. STRICKLER                  VICE PRESIDENT AND COMPTROLLER              47
     Mr. Strickler served in various accounting, treasury and financial posts until he was elected an Assistant Comptroller of the Registrant on April 9, 1984, in which capacity he served as the principal financial officer for the General Products Division until August of
1988 when he became the principal financial officer of the Tire Division. Mr. Strickler was elected a Vice President and the Comptroller of Registrant effective September 1, 1993. Mr.
Strickler is the executive officer of Registrant responsible for business unit financial functions, corporate accounting and taxes and is the principal accounting officer of
Registrant. Mr. Strickler has been an employee of Goodyear since 1969.

       JAMES C. WHITELEY                            VICE PRESIDENT                      47
     Mr. Whiteley served in various quality control and quality assurance managerial posts until appointed Director of Tire Quality Assurance on June 1, 1990. He was elected a Vice
President of Registrant on November 2, 1993 and is the executive officer of Registrant responsible for product quality and safety. Mr. Whiteley has been an employee of Goodyear since 1969.

                      NAME                         POSITION(S) HELD                    AGE
                      ----                         ----------------                    ---
       RICHARD W. HAUMAN                     VICE PRESIDENT AND TREASURER               48
     Mr. Hauman served in various financial management posts around the world until he was elected an Assistant Treasurer of Registrant on August 15, 1988. He was elected a Vice
President and the Treasurer of Registrant on October 4, 1994. Mr. Hauman is the executive officer of Registrant responsible for Goodyear's treasury operations, risk management activities and pension and medical benefits administration. Mr. Hauman has been an employee of Goodyear since 1968.

       RICHARD J. STEICHEN                          VICE PRESIDENT                      50
     Dr. Steichen joined Goodyear in 1973 as a research chemist and served in various research and development posts until April 1, 1986, when he was appointed Director of Development,
Analytical and Material Testing. On May 16, 1989, he was appointed Director of Polyester
Research and Development, serving in that capacity until August 1, 1991, when he was appointed
Director of Technology Management. On November 1, 1992, Dr. Steichen was appointed the
General Manager of Technology and Quality Assurance of South Pacific Tyres, a joint venture company 50% owned by Goodyear, serving in that capacity until November 30, 1994. Dr. Steichen was elected a Vice President of Registrant effective December 1, 1994 and, in that capacity, is the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities.

                               ------------------

     No family relationship exists between any of the above named executive officers or between said executive officers and any other director or nominee for director of Registrant.

     Each executive officer is elected by the Board of Directors at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 10, 1995.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for Registrant's Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). Registrant's Common Stock is also listed on the Midwest Stock Exchange and The Pacific Stock Exchange. Overseas listings include the Amsterdam, Basel, Geneva, Paris and Zurich Stock Exchanges.

     Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1994 and 1993 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 50, and is incorporated herein by specific reference. The first quarter 1995 cash dividend, paid March 15, 1995 to shareholders of record at February 16, 1995, was $.20 per share.

     At February 16, 1995, there were 36,344 record holders of the 151,498,275 shares of the Common Stock of Registrant then outstanding. Approximately 8,531,819 shares of the Common Stock of Registrant were beneficially owned by approximately 35,178 participants in four Employee Savings Plans sponsored by the Registrant and certain of its subsidiaries. Bankers Trust Company is the Trustee for said Employee Savings Plans.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE)            1994            1993            1992            1991            1990
                                        -----------     -----------     -----------     -----------     -----------
Net Sales...........................     $12,288.2       $11,643.4       $11,784.9       $10,906.8       $11,272.5
Income (loss) before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes................         567.0           488.7           367.3            74.5           (38.3)
Extraordinary Items --
  Early Extinguishment of Debt......            --           (14.6)          (15.3)             --              --
  Tax Benefit of Loss Carryovers....            --              --              --            22.1              --
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits...........            --           (86.3)             --              --              --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits...........            --              --        (1,065.7)             --              --
Cumulative Effect of Change in
  Accounting for Income Taxes.......            --              --            55.1              --              --
                                        -----------     -----------     -----------     -----------     -----------
Net Income (loss)...................     $   567.0       $   387.8       $  (658.6)      $    96.6       $   (38.3)
                                        ===========     ===========     ===========     ===========     ===========
Per Share of Common Stock:
Income (loss) before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes................     $    3.75       $    3.33       $    2.57       $     .62       $    (.33)
Extraordinary Items --
  Early Extinguishment of Debt......            --            (.10)           (.11)             --              --
  Tax Benefit of Loss Carryovers....            --              --              --             .19              --
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits...........            --            (.59)             --              --              --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits...........            --              --           (7.46)             --              --
Cumulative Effect of Change in
  Accounting for Income Taxes.......            --              --             .39              --              --
                                        -----------     -----------     -----------     -----------     -----------
Net Income (loss)...................     $    3.75       $    2.64       $   (4.61)      $     .81       $    (.33)
                                        ===========     ===========     ===========     ===========     ===========
Dividends Per Share.................     $     .75       $    .575       $    .275       $     .20       $     .90
Total Assets........................     $ 9,123.3       $ 8,436.1       $ 8,563.7       $ 8,510.5       $ 8,963.6
Long Term Debt and Capital Leases...     $ 1,108.7       $ 1,065.9       $ 1,471.1       $ 2,038.1       $ 3,286.4
Shareholders' Equity................     $ 2,803.2       $ 2,300.8       $ 1,930.3       $ 2,731.1       $ 2,097.9

     NOTES: (1) See "Principles of Consolidation" at Note 1 ("Accounting
                Policies") to the Financial Statements at page 35.

            (2) Per share amounts reflect the two-for-one split of the
                Company's Common Stock, distributed on May 4, 1993 in the form of a dividend of one share of Common Stock on each share of Common Stock outstanding at the close of business on April 30, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

CONSOLIDATED

     Sales in 1994 were $12.3 billion, increasing 5.5 percent from $11.6 billion in 1993 and 4.3 percent from $11.8 billion in 1992.

     Worldwide tire unit sales increased 7.1 percent from 1993 and 11.6 percent from 1992. The increase in tire unit sales in 1994 resulted from increased demand worldwide for the Company's products in both the original equipment and replacement markets, with increases recorded in all regions. In 1993, tire unit sales volume increased due primarily to higher original equipment demand, despite a reduction in original equipment volume in Europe.

     Tire revenue growth in 1994 did not keep pace with tire unit growth in that year due primarily to lower average selling prices resulting from continued competitive pricing conditions, especially in the U.S. and European replacement markets, a shift in worldwide unit sales mix toward original equipment tires and a shift in unit sales mix in the U.S. replacement market toward broad market and private brand tires. Revenues in 1994 were favorably affected by the strengthening of currencies in Europe versus the U.S. dollar. Tire revenues did not grow as much as tire units in 1993, due primarily to the strengthening of the U.S. dollar versus currencies in Europe, increased sales to original equipment manufacturers and competitive pricing conditions in the U.S. and Europe.

     Sales revenues also reflect the absence of the cast and blown films and polyester businesses, which were divested in 1992, and the roofing and laminated films businesses, which were divested in 1993. For further discussion of divested assets, refer to the notes to the financial statements No. 2, Other (Income) and Expense and No. 16, Business Segments.

     Cost of goods sold in 1994 of $9.3 billion increased 6.4 percent from 1993 and 3.3 percent from 1992. Cost of goods sold increased as a percent of sales in 1994 due primarily to lower average selling prices, higher raw material costs and higher labor costs in the U.S. and Brazil. Raw material costs are expected to increase in 1995. Labor costs in the U.S. were higher in 1994 due to the effects of a new collective bargaining agreement agreed to by the Company and the United Rubber Workers of America (URW), effective through the three year period ending in April 1997, which provides for wage and benefit improvements over that period totaling approximately 16 percent for the more than 12,000 U.S. employees covered by this agreement. In addition, approximately 7,900 other bargaining unit employees were granted similar improvements. Costs in both 1994 and 1993 were favorably impacted by production efficiencies achieved as a result of sustained high levels of capacity utilization and the effects of cost containment measures.

     The Company's research and development expenditures, all of which were included in cost of sales, were $341.3 million, $320.0 million and $325.9 million in 1994, 1993 and 1992, respectively. Research and development expenditures in 1995 are expected to approximate 1994's level.

     Charges for environmental cleanup projects totaled $22.8 million in 1994, all of which were included in cost of sales. This compared to charges for environmental cleanup projects included in cost of sales totaling $29.7 million in 1993 and $33.5 million in 1992. A charge of $16.5 million for environmental cleanup costs related to sold assets was recorded as other expense in 1992. At

December 31, 1994, the Company had reserved $116.4 million for environmental cleanup costs, compared to $117.3 million at December 31, 1993. Environmental compliance costs may increase in future periods as a result of new and increasingly stringent laws and regulatory standards. Funding for environmental cleanup costs is expected to be provided from operations. For further discussion, refer to the note to the financial statements No. 17, Commitments and Contingent Liabilities.

     Selling, administrative and general expense in 1994 of $2.0 billion increased 1.9 percent from 1993 but decreased 2.0 percent from 1992. These expenses amounted to 15.9 percent, 16.5 percent and 16.9 percent of sales in 1994, 1993 and 1992, respectively. The improvement as a percent to sales in each year reflects the benefits of efficiencies achieved through increased sales volume and the effects of cost containment measures.

     Interest expense in 1994 of $129.4 million decreased 20.3 percent from 1993 and 44.4 percent from 1992, due primarily to reductions in debt totaling approximately $1.3 billion since the end of 1991. An increase in the proportion of total domestic variable rate short term debt also contributed to the improvement.

     Other income and expense decreased in 1994 due primarily to the inclusion of gains on asset sales in 1993 and 1992. Other income and expense in 1993 included gains totaling $24.7 million ($15.0 million after tax or $.10 per share) resulting from the sale of the laminated films business, the Air Treads subsidiary's wheel and brake division and a miscellaneous investment. Other income and expense in 1992 included gains on the sale of the Company's cast and blown films and polyester business assets totaling $176.5 million ($105.5 million after tax or $.74 per share). In addition, expenses totaling $120.3 million ($76.7 million after tax or $.53 per share) were recorded in 1992 for workforce reductions, plant closures, asset writedowns and the settlement of a lawsuit. For further discussion, refer to the note to the financial statements No. 2, Other (Income) and Expense.

     Foreign currency exchange expense in 1994 was $77.6 million, compared to $113.1 million in 1993 and $77.1 million in 1992. Although exchange expenses increased in 1993 as a result of a significant strengthening of the dollar versus the Brazilian cruzeiro, they decreased in 1994 due primarily to the effects of a new Brazilian economic plan.

     Effective July 1, 1994, the Brazilian government implemented a new economic plan (the Real plan) designed to reduce inflation. The Real plan did not adversely affect unit sales in 1994 in either Brazil or its export markets, and it did not have a material effect on the net income contributed by the Company's operations in Brazil, as lower interest income on time deposits was substantially offset by lower expenses, primarily foreign currency exchange.

     Although segment operating income in Brazil was adversely impacted by lower interest income on time deposits resulting from the effects of the Real plan, the contribution of the Company's operations there continued to be significant. Operations in Brazil accounted for 5.2 percent, 4.8 percent and 4.2 percent of sales in 1994, 1993 and 1992, respectively, and 14.0 percent, 15.2 percent and
5.2 percent of operating income in each respective year. Due to the volatility of Brazil's economy, it is uncertain if this level of contribution will continue in future periods.

     The Company's effective tax rate was 33.6 percent, 36.5 percent and 40.2 percent in 1994, 1993 and 1992, respectively. The improvement in each year resulted primarily from higher U.S. earnings and a more efficient mix of international and U.S. taxes on international earnings. The effective tax rate also benefited from the utilization of foreign loss carryovers. For further discussion of the tax rate, refer to the note to the financial statements No. 15, Income Taxes.

     Income before extraordinary items and the cumulative effect of accounting changes was $567.0 million or $3.75 per share in 1994, compared to $488.7 million or $3.33 per share in 1993 and $367.3 million or $2.57 per share in 1992. (Throughout this discussion, per share amounts for 1992 reflect the two-for-one split of the Company's common stock, which was effected in the form of a stock dividend distributed on May 4, 1993 to shareholders of record at April 30, 1993.)

     Net income in 1994 was $567.0 million or $3.75 per share, compared to net income of $387.8 million or $2.64 per share in 1993 and a net loss of $658.6 million or $4.61 per share in 1992. Net income in both 1993 and 1992 was adversely impacted by the adoption of new accounting standards and expenses related to the early retirement of debt.

     Net income in 1993 was reduced by a one-time non-cash charge of $86.3 million or $.59 per share resulting from the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." In 1992, the net loss included a one-time non-cash charge of $1,065.7 million or $7.46 per share resulting from the full recognition of the transition obligation associated with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and a one-time gain of $55.1 million or $.39 per share resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For further discussion, refer to the notes to the financial statements No. 13, Postretirement Health Care, Life Insurance and Postemployment Benefits and No. 15, Income Taxes.

     In connection with the Company's debt reduction program, after-tax charges were recorded totaling $14.6 million or $.10 per share in 1993 and $15.3 million or $.11 per share in 1992. These charges were related to the early retirement of certain long term debt obligations, and were accounted for as extraordinary items.

     During 1994, the Company adopted three new accounting standards. The American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs," requires costs of advertising to be expensed when incurred or the first time the advertising takes place. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires certain securities to be classified as either held-to-maturity, trading or available-for-sale and accounted for according to such classification. Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," requires contributions and pledges to be recognized as revenue or expense in the period received or made. The adoption of these standards did not have a material effect on the Company's results of operations or financial position.

SEGMENT INFORMATION

     Segment operating income was $1,193.3 million, $1,164.7 million and $1,110.3 million in 1994, 1993 and 1992, respectively, and segment operating margin was 9.7 percent, 10.0 percent and 9.4 percent in each respective year.

     Segment operating margin was adversely impacted by competitive pricing conditions in the U.S. and Europe, higher raw material costs, higher labor costs in the U.S. and Brazil and reduced interest income on time deposits resulting from the effects of the Real plan.

     Gains on asset sales increased segment operating income by $12.2 million in 1993, and the net effect of gains on asset sales, workforce reduction expenses, plant closure costs and asset writedowns increased segment operating income by $83.1 million in 1992. For further discussion, refer to the notes to the financial statements No. 2, Other (Income) and Expense, and No. 16, Business Segments.

INDUSTRY SEGMENTS

TIRES

     Sales for 1994 were $10.5 billion, an increase of 5.5 percent from 1993 and
7.6 percent from 1992. Sales in 1994 rose on higher unit volume, which was due to increased demand worldwide for the Company's products in both the original equipment and replacement markets, with increases recorded in all regions. Revenues in 1994 also were favorably affected by the strengthening of currencies in Europe versus the U.S. dollar. Sales in 1993 increased over 1992 due primarily to higher tire unit sales resulting from increased original equipment demand, despite a reduction in original equipment volume in Europe.


(Dollars in millions)             1992            1993            1994
---------------------             ----            ----            ----
Tire Sales                     $ 9,770.1       $ 9,963.5        $10,508.2

Tire Operating Income          $   763.4       $   998.5        $ 1,010.6



     The following table presents changes in tire unit sales:

                INCREASE IN COMPANY TIRE UNIT SALES FOR THE YEAR

                                                      1994 VS. 1993   1994 VS. 1992
                                                      -------------   -------------
          U.S.......................................       6.5%            12.5%
          International.............................       7.9%            10.5%
          Worldwide.................................       7.1%            11.6%

     Unit sales in the U.S. increased from 1993 and 1992 in both the original equipment and replacement markets. Most of the improvement in the U.S. in each year resulted from increased original equipment volume. Unit sales also reflect steady improvement compared to 1993 and 1992 in the international original equipment and replacement markets.

     Tire revenue growth in both 1994 and 1993 did not keep pace with tire unit growth in those years due primarily to lower average selling prices resulting from continued competitive pricing conditions, especially in the U.S. and European replacement markets, a shift in worldwide unit sales mix towards original equipment tires and a shift in sales mix in the U.S. replacement market toward broad market and private brand tires. Revenues in 1994 were favorably affected by the strengthening of currencies in Europe versus the U.S. dollar. Tire revenue growth in 1993 was adversely impacted by the strengthening of the U.S. dollar versus currencies in Europe.

     Operating income for 1994 of $1,010.6 million increased 1.2 percent from $998.5 million in 1993 and 32.4 percent from $763.4 million in 1992. Operating income in both 1994 and 1993 increased due primarily to higher tire unit sales volume, production efficiencies resulting from a sustained high rate of capacity utilization and the effects of cost containment measures. Operating income in 1994 was adversely impacted by competitive pricing conditions, a shift in sales mix, higher raw material and labor costs and the effects of the Real plan on interest income in Brazil.

     Operations in Brazil accounted for 5.0 percent, 4.7 percent and 4.0 percent of tire segment sales in 1994, 1993 and 1992, respectively, and 12.0 percent,
14.1 percent and 3.5 percent of tire segment operating income in each respective year.

     A gain on an asset sale increased tire operating income by $3.1 million in 1993, while the net effect of workforce reduction expenses, plant closure costs and asset writedowns reduced tire operating income by $78.0 million in 1992.

GENERAL PRODUCTS

     Sales in 1994 of $1.7 billion increased 5.1 percent from 1993 but decreased
12.9 percent from 1992. Operating income in 1994 of $170.9 million decreased 3.9 percent from $177.8 million in 1993 and 52.9 percent from $362.7 million in 1992.

     Sales and operating income in engineered products in both 1994 and 1993 were favorably affected by improved demand, principally in Brazil, and results in each year reflect increased demand from original equipment manufacturers. Operating income in 1994 decreased compared to 1993 due to higher raw material and labor costs and the inclusion of the $9.1 million gain on the sale of the laminated films business in 1993's results. Sales in chemical products in both 1994 and 1993 rose on higher volume, but operating income was flat in 1994 and decreased during 1993 due to competitive pricing pressures and higher manufacturing costs in each year.


(Dollars in millions)                  1992            1993            1994
---------------------                  ----            ----            ----
General Products Sales               $1,953.9        $1,618.0        $1,700.9

General Products Operating Income    $  362.7        $  177.8        $  170.9


     Operations in Brazil accounted for 6.5 percent, 5.7 percent and 3.6 percent of general products segment sales in 1994, 1993 and 1992, respectively, and 26.9 percent, 20.7 percent and 8.6 percent of general products segment operating income in each respective year.

     The previously mentioned gain on the sale of the laminated films business increased general products operating income by $9.1 million in 1993, while the net effect of asset sales, workforce reduction expenses, plant closure costs and asset writedowns increased general products operating income by $161.1 million in 1992. In addition, results in 1992 included $430.2 million of sales and $42.9 million of operating income of the cast and blown films, polyester, roofing and laminated films businesses (excluding any gain recorded on the divestitures), all of which have been divested by the Company.

OIL TRANSPORTATION

     Sales of $79.1 million, $61.9 million and $60.9 million were recorded for 1994, 1993 and 1992, respectively. Sales for this segment consist of tariffs charged by the All American Pipeline System (the System) and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Acquisition costs associated with these activities amounted to approximately $598 million in 1994, $655 million in 1993 and $809 million in 1992. Increased third party oil shipments through the System resulted in lower levels of crude oil purchasing and selling activities in 1994 and 1993. Additionally, a higher percentage of crude oil was transferred to Central Texas for delivery to refineries in the Mid-Continent region and along the Texas Gulf Coast, resulting in higher tariff revenues.


(Dollars in millions)                     1992        1993        1994
---------------------                     ----        ----        ----
Oil Transportation Operating Income      ($15.8)     ($11.6)      $11.8


     Operating income in 1994 was $11.8 million, compared to operating losses of $11.6 million in 1993 and $15.8 million in 1992. The improvement was due primarily to the previously mentioned higher tariff revenues and the effects of cost containment measures.

     Results of operations of the oil transportation industry segment are expected to be favorably affected in 1995 and 1996 as a result of increased throughput of offshore California crude oil transported pursuant to long term throughput agreements entered into in 1993 with producers of offshore California crude oil for the transportation of crude oil through a portion of the All American Pipeline System.

GEOGRAPHIC SEGMENTS

U.S. OPERATIONS

     Sales for 1994 of $7.1 billion increased 5.2 percent from 1993 and 5.1 percent from 1992. Operating income for 1994 of $591.5 million increased slightly from $590.5 million in 1993 but decreased 9.6 percent from $654.3 million in 1992.

     Sales in both 1994 and 1993 were higher due to increased unit sales of tires resulting from increased demand in both the original equipment and replacement markets, although average tire selling prices decreased as a result of competitive pricing conditions and a change in mix. Sales in 1994 also reflect increased chemical volume and higher tariff revenues in the All American Pipeline System. Operating income in both 1994 and 1993 was favorably impacted by increased unit sales of tires and other automotive products, production efficiencies resulting from a high rate of capacity utilization and the effects of cost containment measures. Operating income in 1994 reflects improved results in oil transportation activities, but was adversely affected by increased raw material and labor costs. Sales and operating income in 1994 and 1993 reflect the absence of the previously mentioned divested General products businesses.

     Gains on asset sales increased U.S. operating income by $12.2 million in 1993, while the net effect of gains on asset sales, workforce reduction expenses, plant closure costs and asset writedowns increased U.S. operating income by $120.4 million in 1992.

INTERNATIONAL OPERATIONS

     Sales for 1994 of $5.2 billion increased 6.0 percent from 1993 and 3.2 percent from 1992. Operating income for 1994 of $601.8 million increased 4.7 percent from $574.6 million in 1993 and 31.1 percent from $459.2 million in 1992.

     In Europe, sales in 1994 increased due to higher tire unit sales volume, improved mix and the effects of currency translations. Sales were adversely affected by, and operating income decreased due primarily to, competitive pricing conditions in the region. Sales and operating income in 1994 were also adversely affected by economic conditions in Turkey, where the Company operates two tire plants which supply the local and various export markets. Sales in 1993 were adversely impacted by the strengthening of the U.S. dollar versus various European currencies and slightly lower tire unit sales, but operating income in that year increased due to lower costs and a shift in mix towards higher margin replacement tires.

     In Latin America, sales and operating income in 1994 increased due primarily to higher tire unit sales volume and improved results in engineered products which offset the adverse impact of higher labor costs and the effects of the Real plan on interest income in Brazil.

     Sales and operating income in 1993 increased due primarily to improvements in Brazil, where results reflected increased demand within the country and in exports and improved margins.

     In Asia, sales and operating income in 1994 increased due primarily to increased tire unit sales volume. Results also benefited from utilization of new production capacity in Thailand. Sales and operating income in 1993 decreased despite slightly higher tire unit sales volume, due in part to a shift in sales mix toward lower margin original equipment tires, increased competitive pressures and the effect of currency translations.

     In Canada, sales and operating income in 1994 were higher due primarily to increased volume. Sales and operating income in 1993 rose due primarily to higher original equipment volume, despite the negative effect of the strengthening of the U.S. dollar.

     The net effect of gains on asset sales, workforce reduction expenses, plant closure costs and asset writedowns reduced international operating income by $37.3 million in 1992.

     For further information relating to industry and geographic segments, refer to the note to the financial statements No. 16, Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $764.6 million during 1994, as reported on the Consolidated Statement of Cash Flows. Operating cash flows were reinvested primarily in accounts receivable, reflecting higher sales volume, capital projects and pension funding, as discussed below.

     Net cash used in investing activities was $496.2 million during 1994. Capital expenditures of $523.0 million were the primary use of cash for investing activities. Capital expenditures were primarily for plant modernizations and expansions, acquisitions (primarily in Asia) and new tire molds and are expected to total approximately $650 million in 1995. At December 31, 1994, the Company had binding commitments for land, buildings and equipment of approximately $129.4 million.

     Net cash used in financing activities was $195.6 million during 1994, during which time cash payments totaling approximately $166.4 million were made for the retirement of long term debt. On March 1, 1994 the Company redeemed the entire outstanding principal amount of its 8.25% First Mortgage Industrial Revenue Bonds due 2002. The prepayment of principal on March 1, 1994 totaled approximately $49.7 million. In addition, the 6.30% Yen bank term loan and the related currency exchange agreement matured in November 1994. Funds required to repay the loan, net of proceeds from the currency exchange agreement, totaled approximately $35.5 million. A European subsidiary also retired approximately $70 million of its Belgian franc bonds.

     Consolidated debt at December 31, 1994 was $1,335.6 million, a decrease of $84.4 million from December 31, 1993. Consolidated debt represents 32.3 percent of consolidated debt plus shareholders' equity at December 31, 1994, compared to
38.2 percent at the end of 1993. In addition, the Company had off-balance-sheet standby letters of credit and financial guarantees written totaling approximately $38.2 million at December 31, 1994. Net debt, which consists of consolidated debt less cash, cash equivalents and short term securities, was $1,069.3 million at December 31, 1994, a decrease of $123.0 million from December 31, 1993.

     Throughout 1994, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1994 and 1993, the outstanding balance of receivables sold under these agreements amounted to $550 million. The net cumulative proceeds from sales of accounts and notes receivable under these and other agreements totaled approximately $4.2 billion during 1994 and $4.0 billion during 1993 and 1992.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31,1994 there were worldwide credit sources totaling $3.2 billion, of which $1.8 billion or 58 percent were unused.

     During June and July of 1994, the Company restructured its revolving credit facilities to reduce the amounts committed thereunder and to lower commitment and usage fees. On July 15, 1994, the Company entered into two new credit facility agreements, each with 31 domestic and international banks, one providing for a $900 million five year revolving credit facility and the other providing for a $300 million 364-day revolving credit facility. The $900 million five year credit facility agreement provides that the Company may borrow from time to time until July 15, 1999, when the commitment terminates and any outstanding loans mature. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 14, 1995, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. These facilities replaced bilateral agreements with 40 banks which provided for an aggregate of $1,054 million of credit facilities through June 30, 1995 (and thereafter renewable unless terminated) which were terminated on July 15, 1994 and bilateral agreements with 40 banks which provided for an aggregate of $521 million of 364-day credit facilities which expired on June 29, 1994. For further information, refer to the note to the financial statements No. 6, Financing Arrangements and Financial Instruments.

     The Company has entered into various interest rate contracts to manage the cost of its floating rate debt. At December 31, 1994, interest rate swap contracts totaling $445.0 million in notional principal amount were in place whereunder the Company pays a fixed amount and receives a variable amount equivalent to LIBOR. The interest rate contracts fix the effective interest cost of floating rate debt and, at December 31, 1994, had an average life to maturity of 1.69 years, a weighted average stated fixed rate of 8.95% and would cost an estimated $7.1 million to sell or unwind. During 1994, the Company paid under these contracts a weighted average fixed rate of 9.09% and received various LIBOR rates equivalent to a weighted average of 4.44%. The Company was also party to an interest rate swap contract of $50.0 million in notional principal amount at December 31, 1994 whereunder the Company pays a variable rate based on LIBOR and receives a fixed rate. At December 31, 1994 this contract had a life to maturity of 3.23 years, a stated fixed rate of 6.69% and would cost an estimated $1.9 million to sell or unwind. During 1994, the Company paid under this contract a variable rate averaging 4.34% and received a fixed rate of 6.69%. At December 31, 1994, the interest rate on approximately 73 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. For further information, refer to the note to the financial statements No. 6, Financing Arrangements and Financial Instruments.

     Improvements in 1994 to the major domestic salaried pension plan and changes resulting from master labor contract negotiations resulted in an increase of $204.1 million in the accumulated benefit obligation and $186.2 million in the projected benefit obligation. Compensation and Benefits and Deferred charges increased as a result of these improvements. During 1994 and 1993, the Company's domestic funding practice has been to fund, from operations, amounts in excess of the requirements of federal laws and regulations. During this period, the Company has funded $321.0 million. The Company intends to continue this practice in 1995.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed currently anticipated funding requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES

                                                                                    PAGE
                                                                                -------------
Report of Independent Accountants..........................................          30
Consolidated Statement of Income -- years ended December 31, 1994,
  1993 and 1992............................................................          31
Consolidated Balance Sheet -- December 31, 1994 and 1993...................          32
Consolidated Statement of Shareholders' Equity -- years ended
  December 31, 1994, 1993 and 1992.........................................          33
Consolidated Statement of Cash Flows -- years ended
  December 31, 1994, 1993 and 1992.........................................          34
Notes to Financial Statements..............................................          35
Supplementary Data (unaudited).............................................          50
Financial Statement Schedules..............................................         FS-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 13 and 15 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits, effective January 1, 1993, and its method of accounting for postretirement benefits and for income taxes, effective January 1, 1992.

PRICE WATERHOUSE LLP

Cleveland, Ohio
February 8, 1995


             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share)
Year Ended December 31,                                      1994            1993           1992
-------------------------------------------------------------------------------------------------
Net Sales                                               $12,288.2       $11,643.4      $11,784.9

Cost of Goods Sold                                        9,271.4         8,713.0        8,971.8
Selling, Administrative and General Expense               1,958.2         1,922.1        1,997.3
Interest Expense (Note 14)                                  129.4           162.4          232.9
Other (Income) and Expense (Note 2)                         (37.9)          (79.1)        (147.3)
Foreign Currency Exchange                                    77.6           113.1           77.1
Minority Interest in Net Income of Subsidiaries              23.8            27.0           23.2
-------------------------------------------------------------------------------------------------
Income before Income Taxes, Extraordinary Items
    and Cumulative Effect of Accounting Changes             865.7           784.9          629.9

United States and Foreign Taxes on Income (Note 15)         298.7           296.2          262.6
-------------------------------------------------------------------------------------------------
Income before Extraordinary Items
    and Cumulative Effect of Accounting Changes             567.0           488.7          367.3
Extraordinary Item  - Early Extinguishment of Debt
    (net of tax of $6.1 in 1993, $6.4 in 1992)                  -           (14.6)         (15.3)
Cumulative Effect of Change in Accounting for
    Postemployment Benefits (net of tax of $55.2) (Note 13)     -           (86.3)             -
Transition Effect of Change in Accounting for Non-Pension
    Postretirement Benefits (net of tax of $617.0) (Note 13)    -               -       (1,065.7)
Cumulative Effect of Change in Accounting for
    Income Taxes (Note 15)                                      -               -           55.1
-------------------------------------------------------------------------------------------------
Net Income (loss)                                       $   567.0       $   387.8      $  (658.6)
=================================================================================================

Per Share of Common Stock:*
   Income before Extraordinary Items
    and Cumulative Effect of Accounting Changes         $    3.75       $    3.33      $    2.57
  Extraordinary Item - Early Extinguishment of Debt             -            (.10)          (.11)
  Cumulative Effect of Change in Accounting for
    Postemployment Benefits                                     -            (.59)             -
  Transition Effect of Change in
    Accounting for Non-Pension Postretirement Benefits          -               -          (7.46)
  Cumulative Effect of Change in Accounting for
    Income Taxes                                                -               -            .39
-------------------------------------------------------------------------------------------------
Net Income (loss)                                       $    3.75       $    2.64      $   (4.61)
=================================================================================================
Average Shares Outstanding*                           151,203,885     147,086,828    142,808,424
=================================================================================================

*1992 has been restated to reflect the two-for-one stock split in May 1993.

The accompanying notes are an integral part of this financial statement.


                                        THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEET
(Dollars in millions)
December 31,                                                                     1994              1993
--------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
        Cash and cash equivalents                                               $  250.9        $  188.5
        Short term securities                                                       15.4            39.2
        Accounts and notes receivable (Note 3)                                   1,524.7         1,314.2
        Inventories (Note 4)                                                     1,425.1         1,349.8
        Prepaid expenses                                                           406.6           371.1
--------------------------------------------------------------------------------------------------------
                Total Current Assets                                             3,622.7         3,262.8

OTHER ASSETS:
        Investments in affiliates, at equity                                       133.4           107.2
        Long term accounts and notes receivable                                    208.5           173.6
        Deferred charges and other miscellaneous assets                            775.9           604.6
--------------------------------------------------------------------------------------------------------
                                                                                 1,117.8           885.4

Properties and Plants (Note 5)                                                   4,382.8         4,287.9
--------------------------------------------------------------------------------------------------------
                Total Assets                                                    $9,123.3        $8,436.1
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable - trade                                                $1,013.9        $  870.0
        Compensation and benefits                                                  745.2           657.1
        Other current liabilities                                                  259.8           269.6
        United States and foreign taxes                                            326.2           373.1
        Notes payable to banks and overdrafts                                      213.0           313.1
        Long term debt due within one year                                          13.9            41.0
--------------------------------------------------------------------------------------------------------
                Total Current Liabilities                                        2,572.0         2,523.9

Long Term Debt and Capital Leases (Note 6B)                                      1,108.7         1,065.9
Compensation and Benefits                                                        2,173.4         2,101.0
Other Long Term Liabilities                                                        322.1           321.8
Minority Equity in Subsidiaries                                                    143.9           122.7
Shareholders' Equity:
        Preferred stock, no par value:
                Authorized, 50,000,000 shares, unissued                                -               -
        Common stock, no par value:
                Authorized, 300,000,000 shares
                Outstanding shares, 151,407,285 (150,515,374 in 1993)              151.4           150.5
        Capital surplus                                                            918.5           878.0
        Retained earnings                                                        2,194.5         1,740.9
--------------------------------------------------------------------------------------------------------
                                                                                 3,264.4         2,769.4
        Foreign currency translation adjustment                                   (421.7)         (422.4)
        Minimum pension liability adjustment (Note 11)                             (39.5)          (46.2)
--------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                       2,803.2         2,300.8
--------------------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity                      $9,123.3        $8,436.1
========================================================================================================

The accompanying notes are an integral part of this financial statement.

                                        THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                              Foreign       Minimum
                                             Common Stock                                    Currency       Pension            Total
                                           ----------------     Capital      Retained     Translation     Liability    Shareholders'
(Dollars in millions, except per share)    Shares    Amount     Surplus      Earnings      Adjustment    Adjustment           Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991
  after deducting 52,328,368 treasury
  shares                                 70,663,515   $ 70.7     $639.1      $2,208.5        $(187.2)        $    -        $2,731.1
     Net loss for 1992                                                         (658.6)                                       (658.6)
     Cash dividends 1992--$.275 per share                                       (39.3)                                        (39.3)
     Common stock issued (including
         1,580,945 treasury shares):
         Dividend Reinvestment and
             Stock Purchase Plan             45,281                 3.1                                                         3.1
         Stock compensation plans         1,535,665      1.5       46.3                                                        47.8
     Foreign currency translation
       adjustment                                                                             (153.8)                        (153.8)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992
  after deducting 50,747,423 treasury
  shares                                 72,244,461     72.2      688.5       1,510.6         (341.0)             -         1,930.3
     Net income for 1993                                                        387.8                                         387.8
     Cash dividends 1993--$.575 per share                                       (84.9)                                        (84.9)
     Stock dividend 1993                 72,689,064     72.6                    (72.6)                                            -
     Common stock issued (including
         5,584,285 treasury shares):
         Dividend Reinvestment and
             Stock Purchase Plan             66,589       .1        3.0                                                         3.1
         Stock compensation plans         2,605,544      2.7       74.8                                                        77.5
         Conversion of debentures         2,909,716      2.9      111.7                                                       114.6
     Foreign currency translation
       adjustment                                                                              (81.4)                         (81.4)
     Minimum pension liability
       adjustment                                                                                             (46.2)          (46.2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993
  after deducting 45,163,138 treasury
  shares                                150,515,374    150.5      878.0       1,740.9         (422.4)         (46.2)        2,300.8
     Net income for 1994                                                        567.0                                         567.0
     Cash dividends 1994--$.75 per share                                       (113.4)                                       (113.4)
     Common stock issued (including
         891,911 treasury shares):
         Dividend Reinvestment and
             Stock Purchase Plan             96,691       .1        3.5                                                         3.6
         Stock compensation plans           795,220       .8       37.0                                                        37.8
     Foreign currency translation
       adjustment                                                                                 .7                             .7
     Minimum pension liability
       adjustment                                                                                               6.7             6.7
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994
  after deducting 44,271,227 treasury
  shares                                151,407,285   $151.4     $918.5      $2,194.5        $(421.7)        $(39.5)       $2,803.2
===================================================================================================================================
Cash dividends per share for 1992 have been restated to reflect the two-for-one stock split in May 1993.

The accompanying notes are an integral part of this financial statement.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
Year Ended December 31,                                                        1994            1993            1992
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (loss)                                                   $  567.0        $  387.8        $ (658.6)
        Adjustments to reconcile net income (loss) to net cash
                provided by operating activities:
                Depreciation                                                   410.3           392.9           445.8
                Deferred tax provision                                          99.8           (36.3)          (36.0)
                Accounts and notes receivable                                 (192.4)          (10.9)         (219.6)
                Inventories                                                    (63.9)         (100.2)          (71.9)
                Accounts payable - trade                                       139.7           (48.1)          124.2
                Domestic pension funding                                      (238.8)          (82.2)         (172.7)
                Other assets and liabilities                                    42.9           117.8           162.1
                Accounting changes                                                 -            86.3         1,065.7
                Asset sales                                                        -           (24.7)         (164.2)
                Workforce reductions and other non-cash charges                    -               -           120.3
                Early extinguishment of debt                                       -            20.7            21.7
----------------------------------------------------------------------------------------------------------------------
                        Total adjustments                                      197.6           315.3         1,275.4
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                      764.6           703.1           616.8

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                  (523.0)         (432.3)         (366.6)
        Asset dispositions                                                      19.0            83.6           425.3
        Short term securities acquired                                        (287.1)         (157.5)         (121.1)
        Short term securities redeemed                                         310.6           214.2            95.8
        Other transactions                                                     (15.7)            9.8            10.5
----------------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities           (496.2)         (282.2)           43.9

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of foreign currency exchange agreements                 -             4.1            44.5
        Short term debt incurred                                               385.6           324.8           442.8
        Short term debt paid                                                  (395.7)         (487.6)         (325.6)
        Long term debt incurred                                                 52.9             2.7           124.4
        Long term debt and capital leases paid                                (166.4)         (385.8)         (909.3)
        Common stock issued                                                     41.4           195.2            50.9
        Dividends paid                                                        (113.4)          (84.9)          (39.3)
----------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                         (195.6)         (431.5)         (611.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (10.4)           (8.4)           (5.0)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            62.4           (19.0)           44.1
Cash and Cash Equivalents at Beginning of the Period                           188.5           207.5           163.4
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $  250.9        $  188.5        $  207.5
======================================================================================================================

The accompanying notes are an integral part of this financial statement.


             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

REVENUE RECOGNITION

Substantially all revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provision for uncollectible accounts. In conformance with oil industry practice, revenues resulting from sales of crude oil purchased from third parties are recognized net of the related acquisition costs.

CONSOLIDATED STATEMENT OF CASH FLOWS

Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

INVENTORY PRICING

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost method for other inventories. Refer to Note 4.

PROPERTIES AND PLANTS

Properties and plants are stated at cost. Depreciation is computed on the straight line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 5.

FOREIGN CURRENCY TRANSLATION

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

INCOME TAXES

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to Note 15.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Interest Rate Contracts - The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to Interest Expense. Gains and losses on terminations of interest rate contracts are recognized as Other (Income) and Expense when terminated in conjunction with the retirement of associated debt. Gains and losses are deferred and amortized to Interest Expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

     Foreign Exchange Contracts - Gains and losses on contracts designated as hedges of existing assets and liabilities are accrued as exchange rates change and are recognized in income as Foreign Currency Exchange. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in Shareholders' Equity as Foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Refer to Note 6.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

ENVIRONMENTAL CLEANUP MATTERS

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 17.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed when incurred, including costs incurred under the Company's domestic cooperative advertising program with dealers and franchisees, which normally are incurred subsequent to the first time the advertising takes place. Refer to Note 10.

PER SHARE OF COMMON STOCK

Per share amounts have been computed based on the average number of common shares outstanding. On May 4, 1993, a two-for-one split of the Company's common stock was effected in the form of a stock dividend of one share of common stock on each share of common stock outstanding at the close of business on April 30, 1993. The Company's articles of incorporation were amended to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 following shareholder approval.

     Accordingly, certain share and per share data has been restated, where required, to retroactively reflect the stock split. Common stock was credited $1 and retained earnings was charged a like amount for each share of common stock issued pursuant to the stock split.

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1994 presentation.

NOTE 2. OTHER (INCOME) AND EXPENSE

(In millions)                                  1994            1993            1992
--------------------------------------------------------------------------------------
Interest income                              $(76.3)         $(80.3)         $(118.4)
Financing fees and financial instruments       38.4            31.0             59.0
Asset sales                                       -           (24.7)          (176.5)
Workforce reductions                              -               -             65.0
Plant closures/Asset writedowns                   -               -             46.0
Lawsuit settlement                                -               -              9.3
Miscellaneous                                     -            (5.1)           (31.7)
--------------------------------------------------------------------------------------
                                             $(37.9)         $(79.1)         $(147.3)
======================================================================================

Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America, pending remittance or reinvestment in the region. For 1992, interest income also included interest on installment sales, technical assistance fees and other miscellaneous items, which accounts were reclassified commencing with 1993 business.

1993 The Company sold an investment during the second quarter. A gain of $12.5 million ($7.9 million after tax or $.05 per share) was recorded. The Company sold its laminated films subsidiary during the third quarter. A gain of $9.1 million ($5.2 million after tax or $.03 per share) was recorded. The Company's Air Treads subsidiary sold its wheel and brake division during the fourth quarter. A gain of $3.1 million ($1.9 million after tax or $.02 per share) was recorded.

1992 The Company sold certain business assets as part of its strategy to divest assets not directly related to its core businesses and to reduce debt. The blown and cast film business assets were sold to Huntsman Holdings Corporation for $105.5 million on June 30, 1992. A gain of $46.3 million ($29.6 million after tax or $.21 per share) was recorded on the sale. The Company sold its polyester business assets to Shell Oil Company on December 18, 1992, for $308.4 million. A gain on the sale of $130.2 million ($75.9 million after tax or $.53 per share) was recorded. Additionally, during the second quarter the Company recorded charges of $13.1 million for the estimated cost of closing its Madisonville, KY, specialty tire plant and $16.3 million to write down the assets of its Paracrevea rubber plantation in Latin America. These transactions resulted in an after-tax charge of $21.3 million or $.15 per share. During the fourth quarter, the Company recorded a charge of $65.0 million ($39.6 million after tax or $.27 per share) for the reduction of approximately 975 salaried associates worldwide. The Company also recorded charges of $25.9 million ($15.8 million after tax or $.11 per share) related to the sale of its rubber roofing business, the write off of assets associated with its retail distribution system and the settlement of a lawsuit by the U.S. government involving a previously discontinued business segment.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

(In millions)                                     1994                    1993
--------------------------------------------------------------------------------
Accounts and notes receivable                   $1,578.7                $1,364.8
Allowance for doubtful accounts                    (54.0)                  (50.6)
--------------------------------------------------------------------------------
                                                $1,524.7                $1,314.2
================================================================================

Throughout the year, the Company sold certain domestic accounts receivable under continuous sale programs. Under these programs, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. The level of net proceeds from sales under these programs was $550.0 million at December 31, 1994 and 1993. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense.

     The Company sold accounts and notes receivable under these and other agreements, the net cumulative proceeds of which totaled approximately $4.2 billion during 1994 and $4.0 billion during 1993 and 1992. At December 31, 1994 and 1993, the balance of the uncollected portion of these receivables was $598.4 million and $601.1 million, respectively.

NOTE 4. INVENTORIES

(In millions)                                     1994                    1993
---------------------------------------------------------------------------------
Raw materials and supplies                      $  269.9                 $  227.5
Work in process                                     69.8                     53.7
Finished product                                 1,085.4                  1,068.6
---------------------------------------------------------------------------------
                                                $1,425.1                 $1,349.8
=================================================================================

The cost of inventories using the last-in, first-out (LIFO) method (approximately 38.9% of consolidated inventories in 1994 and 38.0% in 1993) was less than the approximate current cost of inventories by $371.1 million at December 31, 1994 and $325.0 million at December 31, 1993.

NOTE 5. PROPERTIES AND PLANTS

                                                     1994                                       1993
                                     ---------------------------------------   ----------------------------------------
                                                   Capital                                       Capital
(In millions)                         Owned         Leases         Total           Owned          Leases         Total
-----------------------------------------------------------------------------------------------------------------------
Properties and plants, at cost:
  Land and improvements            $    284.4      $   3.7       $   288.1       $   295.5       $  3.7       $   299.2
  Buildings                           1,215.6         42.7         1,258.3         1,169.8         42.2         1,212.0
  Machinery and equipment             5,508.7         58.6         5,567.3         5,251.4         61.4         5,312.8
  Pipeline                            1,432.4            -         1,432.4         1,428.2            -         1,428.2
  Construction in progress              323.0            -           323.0           311.5            -           311.5
-----------------------------------------------------------------------------------------------------------------------
                                      8,764.1        105.0         8,869.1         8,456.4        107.3         8,563.7
Accumulated depreciation             (4,407.1)       (79.2)       (4,486.3)       (4,197.2)       (78.6)       (4,275.8)
-----------------------------------------------------------------------------------------------------------------------
                                   $  4,357.0      $  25.8       $ 4,382.8       $ 4,259.2       $ 28.7       $ 4,287.9
=======================================================================================================================

The amortization for capital leases included in the depreciation provision for 1994, 1993 and 1992 was $3.4 million, $5.0 million and $5.5 million, respectively.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

NOTE 6. FINANCING ARRANGEMENTS
AND FINANCIAL INSTRUMENTS

A. SHORT TERM DEBT AND CREDIT LINES

At December 31, 1994, the Company had short term credit lines and overdraft arrangements totaling $1,211.2 million, of which $504.2 million were unused.

     The Company had outstanding short term debt amounting to $707.0 million at December 31, 1994. Domestic short term debt represented $494.0 million of this total with a weighted average interest rate of 6.04% at December 31, 1994, and was reclassified to long term, as discussed below. The remaining $213.0 million was international subsidiary short term debt with a weighted average interest rate of 7.09%.

B. LONG TERM DEBT AND CAPITAL LEASES

(In millions)                                   1994            1993
----------------------------------------------------------------------
Promissory notes:
        12.15% due 1995 - 2000               $   30.0        $   35.0
        10.26% due 1999                         118.4           118.4
Swiss franc bonds:
        5.375% due 2000                         130.3           118.2
        5.375% due 2006                         127.3           116.5
6.30% Yen bank term loan due 1994                   -            44.8
Bank term loans due 1995 - 2000                 118.0           118.0
Other domestic debt                             524.7           385.4
International subsidiary debt                    57.7           104.4
----------------------------------------------------------------------
                                              1,106.4         1,040.7
Capital lease obligations:
        Industrial revenue bonds                  1.0            50.7
        Other                                    15.2            15.5
----------------------------------------------------------------------
                                              1,122.6         1,106.9
Less portion due within one year                 13.9            41.0
----------------------------------------------------------------------
                                             $1,108.7        $1,065.9
======================================================================


     At December 31, 1994, the fair value of the Company's long term debt amounted to $1,098.3 million, compared to the carrying amount of $1,106.4 million ($1,066.9 million and $1,040.7 million, respectively, at December 31, 1993). The difference was attributable primarily to the Swiss franc bonds in 1994 and the promissory notes in 1993. The fair value was estimated using quoted market prices or discounted future cash flows.

     At December 31, 1994, the Company had available long term credit sources totaling $1,942.5 million, of which $1,313.9 million were unused.

     In order to reduce exposure to the effects of changing exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Swiss franc bonds were completely hedged by foreign currency exchange agreements at December 31, 1994 and 1993, as was the Yen term loan at December 31, 1993. The Company is entitled to purchase the respective foreign currencies at fixed contract rates as described in the following table. The effect of market fluctuations on the carrying amount of these agreements offsets the effect of market fluctuations on the carrying amount of foreign currency denominated debt. The carrying amounts of these foreign currency exchange agreements totaled $103.8 million and $91.0 million at December 31, 1994 and 1993, respectively, which were included in Long term accounts and notes receivable on the Consolidated Balance Sheet.



                                         1994                    1993
                                  ------------------   ---------------------
                                  Foreign     U.S.      Foreign       U.S.
(In millions)                     Currency   Dollars    Currency     Dollars
-----------------------------------------------------------------------------
Carrying value of debt:
    Swiss franc, maturing
         2000 - 2006               338.4     $257.6       339.9       $234.7
    Yen term loan, maturing 1994       -          -     5,000.0         44.8
Contract amounts of foreign
  currency exchange agreements:
    Swiss franc, maturing
         2000 - 2006               338.4      153.8       339.9        154.5
    Yen, maturing 1994                 -          -     5,000.0         34.0
Receivables related to foreign
  currency exchange agreements:
    Swiss franc                        -      103.8           -         80.2
    Yen                                -          -           -         10.8
=============================================================================

     In addition to the principal amounts shown in the chart above, the Swiss franc and Yen currency exchange agreements also cover(ed) the 5.375 percent and 6.30 percent annual coupon payments, respectively. At December 31, 1994, the fair values of the Swiss franc currency exchange agreements, based on quoted market prices, were estimated at $81.3 million, including the cover for both principal and coupon payments ($40.9 million at December 31, 1993). The fair value of the Yen currency exchange agreement was $11.0 million at December 31, 1993. In each case the fair value was favorable.

     The 6.30% Yen bank term loan and the related currency exchange agreement matured in November 1994. Funds required to repay the loan, net of proceeds from the currency exchange agreement, totaled approximately $35.5 million, including accrued interest.

     The bank term loans due 1995 through 2000 consist of various agreements which provide for interest at floating rates based upon LIBOR plus a fixed
spread.   The weighted average rate in effect under the terms of these agreements at  December 31, 1994 was 5.11%.

     During June and July of 1994, the Company restructured its revolving credit facilities to reduce the amounts committed thereunder and to lower commitment and usage fees. On July 15, 1994, the Company entered into two new credit facility agreements, each with 31 domestic and international banks. The new credit facilities consist of a $900 million five year revolving credit facility and a $300 million 364-day revolving credit facility. The $900 million five year credit facility agreement provides that the Company may borrow at any

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

time until July 15, 1999, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 8 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 22 to 30 basis points, which may fluctuate quarterly based upon the Company's performance as measured by defined ranges of leverage. For the period July 15, 1994 through December 31, 1994 commitment and usage fee rates were 18.75 and 26.25 basis points, respectively. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 14, 1995, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 10 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee of 35 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the five year and the 364-day credit facility agreements, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio and establishes a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. These facilities replaced bilateral agreements with 40 banks which provided for an aggregate of $1,054 million of credit facilities through June 30, 1995 (and thereafter renewable unless terminated) which were terminated on July 15, 1994 and the bilateral agreements with 40 banks which provided for an aggregate of $521 million of 364-day credit facilities which expired on June 29, 1994.

     In December 1994, a credit facility agreement was put in place whereunder the Company may from time to time during 1995 borrow and have outstanding up to U.S. $25 million at any one time with an international bank. Under the terms of the agreement, the Company may repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available foreign currencies. Available currencies are Belgian francs, Deutschemarks, French francs and Pounds sterling. Borrowings are discounted at rates equivalent to 12.5 basis points over a three month reserve adjusted LIBOR. There were no borrowings outstanding under this agreement at December 31, 1994.

     Certain domestic and international subsidiary debt obligations amounting to $567.4 million at December 31, 1994 ($484.7 million at December 31, 1993), which by their terms are due within one year, are classified as long term. Such obligations are supported by the revolving credit agreements or other arrangements, and it is the Company's intent to maintain them as long term. Short term obligations reclassified to long term at December 31, 1994, consist primarily of $494.0 million of domestic short term bank borrowings with a weighted average interest rate of 6.04% at that date, and current maturities of long term debt.

     Other domestic debt represents the previously mentioned reclassified short term bank borrowings and a secured bank loan obtained by a subsidiary. International subsidiary debt consists primarily of local currency bank loans maturing in 1995 - 1998, bearing interest at rates ranging from 0% - 16.25%, and a U.S. dollar loan maturing in 1999 bearing interest at 8.94%.

     In January 1994, the Company called for redemption on March 1, 1994, the total principal amount outstanding as of December 31, 1993 of its 8.25% First Mortgage Industrial Revenue Bonds, the final amortization thereof due 2002. The prepayment on March 1, 1994, of the principal amount of Bonds totaled approximately $49.7 million (included under capital lease obligations in 1993).

     Refer to Note 7, Leased Assets for additional information on capital lease obligations.

     In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company was a party to various interest rate swap contracts at December 31, 1994 and 1993. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The carrying amounts of these contracts totaled $2.9 million and $8.6 million at December 31, 1994 and 1993, respectively, substantially all of which were recorded as Other current liabilities on the Consolidated Balance Sheet. A summary of contracts in place and related weighted average interest rates at December 31 follows:

(Dollars in millions)                                1994            1993
------------------------------------------------------------------------------
Fixed rate swap contracts:
        Notional principal amount                    $445.0          $710.0
        Pay fixed rate                                 8.95%           9.23%
        Receive variable LIBOR                         6.04%           3.44%
        Average years to maturity                      1.69            2.12
        Fair value: (unfavorable)                    $ (7.1)         $(62.3)
Floating rate swap contract:
        Notional principal amount                    $ 50.0          $ 50.0
        Pay variable LIBOR                             5.50%           3.38%
        Receive fixed rate                             6.69%           6.69%
        Average years to maturity                      3.23            4.23
        Fair value: favorable (unfavorable)          $ (1.9)         $  3.3
==============================================================================

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

The notional principal amount of fixed rate swap contracts was reduced by $265 million during 1994. Included in this amount were a $50 million notional principal contract which matured in December 1994 and $215 million notional principal contracts maturing in 1995 and 1997 which were terminated by the Company to decrease the percentage of total debt comprised of fixed rated debt. At December 31, 1994, the interest rate on approximately 73 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 88 percent at December 31, 1993. Additionally, fixed rate swap contracts totaling $28.7 million notional principal in place to hedge international subsidiary floating rate debt denominated in Canadian dollars were terminated in 1994 as a result of a reduction in the related floating rate debt.

     The Company paid under the fixed rate interest rate swap contracts weighted average fixed rates of 9.09% and 9.20% and received various LIBOR rates equivalent to a weighted average of 4.44% and 3.47% based on weighted average notional principal amounts of approximately $660 million and $692 million during 1994 and 1993, respectively. The Company paid under the floating rate swap contract 4.34% and 3.36% and received 6.69% and 6.69% during 1994 and 1993, respectively.

     Current market pricing models were used to estimate the fair values of interest rate swap contracts. The improvement in the fair value of the fixed rate contracts resulted primarily from the reduced average life to maturity of the contracts and an increase in variable market interest rates.

     The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1994 are presented below. Maturities of debt incurred under or supported by revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)            1995       1996        1997        1998        1999
-----------------------------------------------------------------------------
Debt incurred
    under or
    supported by
    revolving credit
    agreements           $   -      $   -       $   -       $   -      $567.4

Other                     13.9       23.5        28.7        29.6       150.5
------------------------------------------------------------------------------
                         $13.9      $23.5       $28.7       $29.6      $717.9
==============================================================================

C. FOREIGN CURRENCY FORWARD CONTRACTS

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1994 and 1993. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions and intercompany loans. The contract durations match the duration of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The carrying amounts of these contracts totaled $.8 million and $6.7 million at December 31, 1994 and 1993, respectively, and were recorded in both current and long term Accounts and notes receivable on the Consolidated Balance Sheet. A summary of contracts in place at December 31 follows:


                                     1994                      1993
                           ------------------------  -------------------------
                              Fair       Contract         Fair       Contract
(In millions)                Value         Amount        Value         Amount
------------------------------------------------------------------------------
Forward Contracts:
   Buy currency             $ 99.5        $ 92.4        $ 82.7        $ 82.7
   Sell currency             504.4         492.8         317.1         322.7
   Contract duration             1/95 - 9/96                 1/94 -4/96
==============================================================================

Current market pricing models were used to estimate the fair values of foreign currency forward contracts.

The counterparties to the Company's derivative financial instrument contracts are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts were considered by the Company to be material.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


NOTE 7. LEASED ASSETS

Rental expense charged to income follows:

(In millions)                    1994            1993            1992
------------------------------------------------------------------------------
Gross rental expense            $300.8          $303.5          $313.2
Sublease rental income           (51.9)          (52.3)          (50.4)
------------------------------------------------------------------------------
  Net rental expense            $248.9          $251.2          $262.8
==============================================================================

The Company enters into capital and operating leases primarily for its vehicles, data processing equipment and its wholesale and retail distribution facilities under varying terms and conditions, including the Company's sublease of some of its domestic retail distribution network to independent dealers. Many of the leases provide that the Company will pay taxes assessed against leased property and the cost of insurance and maintenance.


     While substantially all subleases and some operating leases are cancelable for periods beyond 1995, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location. The estimated minimum future lease payments for capital leases and operating leases, net of anticipated sublease revenue of $42.5 million in 1995, $36.5 million in 1996, $30.9 million in 1997, $24.9 million in 1998, $18.4 million in 1999 and $28.0 million in 2000 and thereafter follow:

                                                     Capital      Operating
(In millions)                                         Leases         Leases
------------------------------------------------------------------------------
1995                                                $ 2.7          $201.8
1996                                                  2.3           153.5
1997                                                  2.2           118.3
1998                                                  2.2            85.4
1999                                                  2.3            68.7
2000 and thereafter                                  16.7           302.4
------------------------------------------------------------------------------
Total minimum lease payments                        $28.4          $930.1
==============================================================================
Present value of net minimum lease obligations      $14.9          $639.1
==============================================================================

Obligations under capital leases were reduced in 1994 as a result of the prepayment of approximately $49.7 million principal amount outstanding of 8.25% First Mortgage Industrial Revenue Bonds related to a leased U.S. manufacturing facility. Refer to Note 5, Properties and Plants and Note 6, Financing Arrangements and Financial Instruments.

NOTE 8. STOCK COMPENSATION PLANS

The Company's 1982 and 1987 Employees' Stock Option Plans and the 1989 Goodyear Performance and Equity Incentive Plan provide for the granting of stock options and stock appreciation rights (SARs). For options previously granted with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1982 and 1987 Plans expired on December 31, 1986 and April 10, 1989, respectively, except for options and SARs then outstanding.

     The 1989 Plan was adopted at the April 1989 shareholders' meeting. The 1989 Plan empowers the Company to award or grant, from time to time until December 31, 1998, when the 1989 Plan expires except with respect to awards then outstanding, to officers and other key managerial, administrative and professional associates of the Company and its subsidiaries incentive, non-qualified and deferred compensation stock options, SARs, restricted stock and restricted unit grants, performance equity and performance unit grants, other stock-based awards authorized by a committee of the Board of Directors which administers the 1989 Plan, and any combination of any or all of such awards, whether in tandem with each other or otherwise. The Company issued performance equity grants on January 4, 1994 up to a maximum of 111,700 units of which 10,737 units were canceled in 1994 under the terms of the Plan. The January 4, 1994 performance equity grants relate to a three year performance period ending December 31, 1996. On December 6, 1994 the Company also issued performance equity grants up to a maximum of 103,300 units of which 1,250 have been canceled. The units granted on December 6, 1994 relate to a three year performance period ending December 31, 1997. Assuming that there will be full utilization of the shares of common stock available for awards during the term of the 1989 Plan, and

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

that no other increases or decreases in the number of shares of common stock outstanding would occur during the term of the 1989 Plan, approximately 21,500,000 shares of the common stock would be available for the grant of awards through December 31, 1998. The Company also issued 1,800 shares under the 1994 Restricted Stock Award Plan for nonemployee directors.


Caption>
                                                       1994                              1993
                                           -----------------------------    ----------------------------
                                            Shares             SARs             Shares            SARs
--------------------------------------------------------------------------------------------------------
Outstanding at January 1                   6,838,965          705,834          8,155,280          964,520
  Options granted                          1,694,150          211,600          2,064,979          269,900
  Options without SARs exercised            (781,263)               -         (2,967,748)               -
  Options with SARs exercised                (18,850)         (18,850)          (148,300)        (148,300)
  SARs exercised                             (96,138)         (96,138)          (251,486)        (251,486)
  Options without SARs expired               (21,125)               -            (48,200)               -
  Options with SARs expired                   (3,000)          (3,000)           (15,300)         (15,300)
  SARs expired                                     -          (17,000)            (2,100)        (113,500)
  Restricted stock granted                     1,800                -                  -                -
  Restricted stock issued                     (1,800)               -                  -                -
  Performance equity units granted           161,250                -             57,350                -
  Performance equity units canceled          (24,329)               -             (5,510)               -
---------------------------------------------------------------------------------------------------------
Outstanding at December 31                 7,749,660          782,446          6,838,965          705,834
=========================================================================================================
Exercisable at December 31                 5,079,369          456,021          3,789,240          330,608
=========================================================================================================
Available for grant at December 31         2,990,448                           3,194,138
=========================================================================================================

All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. At December 31, 1994, options were exercisable at prices ranging from $11.25 to $45.25 ($11.25 to $37.75 at December 31, 1993). During 1994 and 1993, options were exercised at prices ranging from $11.25 to $34.375 and $11.25 to $33.75, respectively. The weighted average price of options exercisable at December 31, 1994 and 1993 was $26.93 and $23.63, respectively. The weighted average price of options exercised during 1994 and 1993 was $26.23 and $21.27, respectively.

NOTE 9. RESEARCH AND DEVELOPMENT

Research and development cost included in cost of goods sold for 1994, 1993 and 1992 was $341.3 million, $320.0 million and $325.9 million, respectively.

NOTE 10. ADVERTISING COSTS

Advertising costs included in selling, administrative and general expense for 1994, 1993 and 1992 were $248.2 million, $248.2 million and $266.5 million, respectively.

NOTE 11. PENSIONS

The Company and its subsidiaries provide substantially all associates with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried associates provide benefits based on career average earnings formulas. Associates making voluntary contributions to these plans receive higher benefits. Other plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries.

     The Company's domestic funding policy complies with the requirements of Federal laws and regulations. Plan assets are invested primarily in common stocks and fixed income securities.

     Net periodic pension cost follows:

(In millions)                                             1994             1993              1992
---------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period          $  91.8           $  68.9           $  63.9
Interest cost on projected benefit obligations            202.6             179.0             171.6
Actual return on assets                                     (.9)           (273.1)            (79.8)
Net amortization and deferrals                           (125.3)            158.5             (28.5)
----------------------------------------------------------------------------------------------------
Net periodic pension cost                               $ 168.2           $ 133.3           $ 127.2
====================================================================================================

                                      42

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993. At the end of 1994 and 1993, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others.

                                                                              1994                                 1993
                                                                --------------------------------------------------------------------
                                                                Assets Exceed       Accumulated      Assets Exceed      Accumulated
                                                                  Accumulated          Benefits        Accumulated         Benefits
(In millions)                                                        Benefits     Exceed Assets           Benefits    Exceed Assets
------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                             $(852.4)        $(1,291.4)           $(640.2)       $(1,315.1)
====================================================================================================================================
Accumulated benefit obligation                                        $(871.8)        $(1,500.8)           $(652.5)       $(1,497.6)
====================================================================================================================================
Projected benefit obligation                                          $(977.8)        $(1,551.7)           $(778.6)       $(1,551.6)
Plan assets                                                             939.9           1,140.1              735.3          1,167.4
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                   (37.9)           (411.6)             (43.3)          (384.2)
Unrecognized net loss                                                   121.8              51.4               93.2             77.3
Prior service cost not yet recognized in net periodic pension cost      172.1             263.8              108.5            142.1
Unrecognized net (asset) obligation at transition                        (9.5)             27.6               (9.5)            29.6
Adjustment required to recognize minimum liability                          -            (313.8)                 -           (208.0)
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) and deferred pension cost recognized in the
  Consolidated Balance Sheet                                          $ 246.5         $  (382.6)           $ 148.9        $  (343.2)
====================================================================================================================================
                                                        1994                           1993                        1992
                                               -------------------------------------------------------------------------------------
Assumptions:                                     U.S.   International          U.S.   International         U.S.    International
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                   8.5%       0% -12.0%           7.75%    2.0% - 10.0%          8.5%      0% - 11.0%
Rate of increase in compensation levels         4.5%       0% -10.5%            4.5%      0% -  9.0%          4.5%      0% -  9.0%
Expected long term rate of return on assets     9.0%     5.5% -12.0%            9.0%    5.0% - 11.0%          9.0%    5.0% - 11.0%
====================================================================================================================================


The Company is required to offset the adjustment required to recognize minimum liability on its Consolidated Balance Sheet with an intangible asset, up to the amount of unrecognized prior service costs plus unrecognized obligations at transition that remain at December 31 of each year. Liability amounts in excess of these two items are offset by a separate reduction in Shareholders' Equity, net of tax. Accordingly, Shareholders' Equity was reduced by $39.5 million at December 31, 1994, compared to $46.2 million at December 31, 1993.

     Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements and at December 31, 1994, these plans accounted for $140.4 million of the Company's accumulated benefit obligation, $162.6 million of its projected benefit obligation and $7.5 million of its minimum pension liability adjustment ($135.4 million, $160.2 million and $9.4 million, respectively, at December 31, 1993).

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES


                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. EMPLOYEES' SAVINGS PLANS

Substantially all domestic associates are eligible to participate in savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1994, most plans provided for the Company's matching of these contributions (up to a maximum of 6 percent of the associate's annual pay or, if less, $9,240) at the rate of 50 percent. Company contributions were $31.7 million, $29.4 million and $27.4 million for 1994, 1993 and 1992, respectively.

NOTE 13. POSTRETIREMENT HEALTH CARE, LIFE INSURANCE AND POSTEMPLOYMENT BENEFITS

The Company adopted Statement of Financial Accounting Standards No.
106, (SFAS 106), "Employers' Accounting for Postretirement Benefits Other than
Pensions,"   for all U.S. and significant international health care and life insurance benefit plans effective January 1, 1992. SFAS No. 106 requires the accrual of postretirement benefits other than pensions during the years an associate provides services. The transition obligation at January 1, 1992 amounted to $1,065.7 million, or $7.46 per share, net of related taxes of $617.0 million.

     The Company adopted Statement of Financial Accounting Standards No.
112, (SFAS 112), "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS 112 requires the accrual of benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement. The transition obligation at January 1, 1993 amounted to $86.3 million or $.59 per share, net of related taxes of $55.2 million.

     The Company and its subsidiaries provide substantially all domestic associates and associates at certain international subsidiaries with health care and life insurance benefits upon retirement. The life insurance and certain health care benefits are provided by insurance companies through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by the Company.

        Net periodic benefit cost follows:

(In millions)                                        1994     1993     1992
---------------------------------------------------------------------------
Service cost - benefits earned during the period   $ 23.6   $ 18.5   $ 21.0
Interest cost                                       144.0    134.8    136.1
Net amortization                                     (1.5)    (5.0)       -
---------------------------------------------------------------------------
Net periodic benefit cost                          $166.1   $148.3   $157.1
===========================================================================

The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993.

(In millions)                                      1994              1993
---------------------------------------------------------------------------
Actuarial present value of accumulated
  benefit obligation:
        Retirees                              $(1,150.4)        $(1,180.7)
        Vested active plan participants          (441.5)           (387.2)
        Other active plan participants           (246.8)           (239.7)
---------------------------------------------------------------------------
Accumulated benefit obligation in excess
  of plan assets                               (1,838.7)         (1,807.6)
Unrecognized net loss                             165.8             138.7
Unrecognized prior service cost                   (57.3)            (63.2)
---------------------------------------------------------------------------
Accrued benefit cost recognized
   in the Consolidated Balance Sheet          $(1,730.2)        $(1,732.1)
===========================================================================

                                                 1994                       1993
                                        ----------------------------------------------------
Assumptions:                             U.S.    International        U.S.    International
--------------------------------------------------------------------------------------------
Weighted average discount rate          8.5%      5.0% -  9.5%       7.75%      5.0% -  9.0%
Weighted average rate of increase
  in compensation levels                4.5%      2.5% - 5.75%        4.5%      2.5% - 5.75%
============================================================================================

A 9.25 percent annual rate of increase in the cost of health care benefits for retirees under 65 years of age and a 6.5 percent annual rate of increase for retirees 65 years and older is assumed in 1995. This rate gradually decreases to 5 percent in 2000 and remains at that level thereafter. To illustrate the significance of a one percent increase in the assumed health care cost trend, the accumulated benefit obligation would increase by $18.1 million at December 31, 1994, and the aggregate service and interest cost by $2.1 million for the year then ended.

NOTE 14. INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

(In millions)                              1994         1993         1992
------------------------------------------------------------------------------
Interest expense before capitalization   $135.1       $167.4       $236.9
   Less capitalized interest                5.7          5.0          4.0
------------------------------------------------------------------------------
                                         $129.4       $162.4       $232.9
==============================================================================


The Company made cash payments for interest in 1994, 1993 and 1992 of $147.6 million, $181.1 million and $260.7 million, respectively.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)
NOTE 15.  INCOME TAXES

The components of income before income taxes, extraordinary items and the cumulative effect of accounting changes, adjusted for minority interest in net income of subsidiaries, follow:

(In millions)                                             1994              1993             1992
-----------------------------------------------------------------------------------------------------
Domestic Operations                                     $409.1            $382.0           $238.7
International Operations                                 456.6             402.9            391.2
-----------------------------------------------------------------------------------------------------
                                                         865.7             784.9            629.9
Minority Interest in Net Income of Subsidiaries           23.8              27.0             23.2
                                                        $889.5            $811.9           $653.1
=====================================================================================================

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

(In millions)                                             1994              1993             1992
-----------------------------------------------------------------------------------------------------
U.S. Federal income tax at the statutory rate
  (35% in 1994 and 1993, 34% in 1992)                   $311.3            $284.1           $222.0
Differences applicable to international:
  Withholding and U.S. tax on foreign
    source income                                         35.4              29.7             21.5
  Loss carryover benefits and losses
    with no tax benefit                                  (16.3)            (24.5)             4.9
  Tax rate variances and permanent
    differences                                          (31.7)              3.5             10.9
-----------------------------------------------------------------------------------------------------
    Total International                                  (12.6)              8.7             37.3

Other                                                        -               3.4              3.3
-----------------------------------------------------------------------------------------------------
United States and foreign taxes on income
    (before extraordinary items and
    cumulative effect of accounting changes)            $298.7            $296.2           $262.6
=====================================================================================================
Effective Tax Rate                                        33.6%             36.5%            40.2%
=====================================================================================================

The components of the provision for income taxes by taxing jurisdiction follow:

(In millions)                                             1994              1993             1992
-----------------------------------------------------------------------------------------------------
Current:
    Federal                                             $ 51.2            $ 92.7           $106.0
    Foreign income and withholding taxes                 169.9             206.2            176.6
    State                                                (22.2)             33.6             16.0
-----------------------------------------------------------------------------------------------------
                                                         198.9             332.5            298.6
Deferred:
    Federal                                               74.6             (18.8)           (19.2)
    Foreign                                                7.9              (3.3)           (11.9)
    State                                                 17.3             (14.2)            (4.9)
-----------------------------------------------------------------------------------------------------
                                                          99.8             (36.3)           (36.0)
-----------------------------------------------------------------------------------------------------
United States and foreign taxes on income
    (before extraordinary items and
    cumulative effect of accounting changes)            $298.7            $296.2           $262.6
=====================================================================================================

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1994 and 1993 follow:

(In millions)                                             1994              1993
-----------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions           $  685.2          $  694.7
Accrued environmental liabilities                         47.0              50.7
General and product liability                             57.7              54.2
Alternative minimum tax credit carryforwards              96.2              59.3
Operating loss carryforwards                              21.8              39.4
Workers' compensation                                     62.2              63.2
Vacation and sick pay                                     72.1              68.2
Other                                                    157.1             180.5
-----------------------------------------------------------------------------------------------------
                                                       1,199.3           1,210.2
Valuation allowance                                      (68.9)            (96.4)
-----------------------------------------------------------------------------------------------------
Total deferred tax assets                              1,130.4           1,113.8
Total deferred tax liabilities - depreciation           (702.3)           (686.1)
                               - pensions               (165.2)            (76.8)
-----------------------------------------------------------------------------------------------------
Total deferred taxes                                  $  262.9          $  350.9
=====================================================================================================

The decrease in the valuation allowance was primarily due to the realization of loss carryforwards and other benefits which are reflected in the 1994 provi-sion. The decrease in the current provision, the increase in the deferred provision and the increase in the deferred liability for pensions all resulted primarily from increased pension funding.

     The Company made net cash payments for income taxes in 1994, 1993 and 1992 of $234.6 million, $266.0 million and $226.6 million, respectively.

     No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,033.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

     The Company adopted Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes," effective January 1, 1992. SFAS 109 requires the Company to adopt the liability method of accounting for income taxes, which measures the expected future tax impact of future taxable income or deductions implicit in the balance sheet. The cumulative effect to January 1, 1992, of the accounting change to SFAS 109 was to increase net income by a one-time benefit of $55.1 million or $.39 per share. The adoption of SFAS 109 had no cash flow impact.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                (Continued)

NOTE 16. BUSINESS SEGMENTS

The Tires segment is the principal industry segment, which involves the development, manufacture, distribution and sale of tires and related products. These products include tires, tubes, retreads, automotive repair services and merchandise purchased for resale.

    The General products segment involves the manufacture and sale of various kinds of belts, hose, molded products, foam cushioning accessories, tank tracks, organic chemicals used in rubber and plastic processing, synthetic rubber and rubber latices, and other products.

    Several business assets, which were part of the General products segment, were sold in 1993 and 1992 in accordance with the Company's plan to dispose of assets not related to its core businesses. For further discussion of these transactions, refer to Note 2, Other (Income) and Expense. Results of operations of the General products industry segment and the U.S. geographic segment were reduced because of the dispositions of these business assets. Sales and operating income, respectively, of the businesses sold, excluding any gains recorded on the sales, amounted to $28.9 million and $.1 million in 1993 and $430.2 million and $42.9 million in 1992.

    The Oil transportation segment consists primarily of the All American Pipeline System, a common carrier crude oil pipeline extending from California to Texas. This segment, which also includes a crude oil gathering pipeline in California, crude oil storage facilities, linefill and related assets, also engages in various crude oil gathering, purchasing and selling activities. Segment sales consist of tariffs charged by the All American Pipeline System and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Acquisition costs associated with the gathering, purchasing and selling activities amounted to $598 million, $655 million and $809 million for 1994, 1993 and 1992, respectively.

    Operating income for each industry and geographic segment consists of total revenues less applicable costs and expenses. Transfers between industry segments were not material. Inter-geographic sales were at cost plus a negotiated mark up.

    The following items have been excluded from the determination of operating income: interest expense, foreign currency exchange, equity in net income of affiliated companies, minority interest in net income of subsidiaries, corporate revenues and expenses and income taxes.

    Corporate revenues and expenses were those items not identifiable with the operations of a segment. Corporate revenues were primarily from the sale of miscellaneous assets. Corporate expenses were primarily central administrative expenses.

    Assets of industry segments represent those assets that were identified with the operations of each segment. Assets of geographic segments represent the regional distribution of both operating and corporate assets. Corporate assets consist of cash and cash equivalents, short term securities, prepaid expenses, deferred charges and other miscellaneous assets. At December 31, 1994, approximately $112.4 million or 42.2 percent ($86.3 million or 37.9 percent at December 31, 1993) of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Venezuela and Brazil.

    Dividends received by the Company and domestic subsidiaries from its international operations for 1994, 1993 and 1992 were $151.8 million, $239.8 million and $260.8 million, respectively.

    Portions of certain items described in Note 2, Other (Income) and Expense were charged (credited) to the operating income of both the industry and geographic segments. During 1993, the Company sold its Air Treads subsidiary's wheel and brake business. The gain of $3.1 million was credited to both the Tire industry and the U.S. geographic segments. The $9.1 million gain on the sale of the laminated films business was credited to both the General products industry and the U.S. geographic segments. For 1992, the respective amounts were charged (credited) as follows:

INDUSTRY SEGMENTS
(In millions)                    Tires                    General products                        Total
-------------------------------------------------------------------------------------------------------
1992
Asset sales                      $     -                     $(176.5)                          $(176.5)
Workforce reductions                40.8                         6.6                              47.4
Plant closures/Asset writedowns     37.2                         8.8                              46.0
-------------------------------------------------------------------------------------------------------
                                 $  78.0                     $(161.1)                          $ (83.1)
=======================================================================================================









GEOGRAPHIC SEGMENTS
(In millions)                   United States   Europe   Latin America    Asia      Canada        Total
--------------------------------------------------------------------------------------------------------
1992
Asset sales                       $(170.9)      $(1.4)        $   -      $(.2)      $(4.0)     $(176.5)
Workforce reductions                 20.8        17.8           6.0       2.0          .8         47.4
Plant closures/Asset writedowns      29.7           -          16.3         -           -         46.0
--------------------------------------------------------------------------------------------------------
                                  $(120.4)      $16.4         $22.3      $1.8       $(3.2)     $ (83.1)
========================================================================================================

                         THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                                    NOTES TO FINANCIAL STATEMENTS
                                               (Continued)

INDUSTRY SEGMENTS

(In millions)                                                   1994               1993              1992
-------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
  Tires                                                       $ 9,427.6          $ 8,853.3          $ 8,661.4
  Related products and services                                 1,080.6            1,110.2            1,108.7
-------------------------------------------------------------------------------------------------------------
    Total Tires                                                10,508.2            9,963.5            9,770.1
  General products                                              1,700.9            1,618.0            1,953.9
  Oil transportation                                               79.1               61.9               60.9
-------------------------------------------------------------------------------------------------------------
    Net Sales                                                 $12,288.2          $11,643.4          $11,784.9
=============================================================================================================
Income (loss)
  Tires                                                       $ 1,010.6          $   998.5          $   763.4
  General products                                                170.9              177.8              362.7
  Oil transportation                                               11.8              (11.6)             (15.8)
-------------------------------------------------------------------------------------------------------------
    Total operating income                                      1,193.3            1,164.7            1,110.3
  Interest expense                                               (129.4)            (162.4)            (232.9)
  Foreign currency exchange                                       (77.6)            (113.1)             (77.1)
  Equity in net income of affiliated companies                     25.7               17.6               10.5
  Minority interest in net income of subsidiaries                 (23.8)             (27.0)             (23.2)
  Corporate revenues and expenses                                (122.5)             (94.9)            (157.7)
-------------------------------------------------------------------------------------------------------------
    Income before income taxes, extraordinary items
     and cumulative effect of accounting changes              $   865.7          $   784.9          $   629.9
=============================================================================================================
Assets
  Tires                                                       $ 5,490.7          $ 5,127.9          $ 5,049.8
  General products                                                636.4              566.9              615.6
  Oil transportation                                            1,398.6            1,413.2            1,487.7
-------------------------------------------------------------------------------------------------------------
    Total identifiable assets                                   7,525.7            7,108.0            7,153.1
  Corporate assets                                              1,464.2            1,220.9            1,302.9
  Investments in affiliated companies, at equity                  133.4              107.2              107.7
-------------------------------------------------------------------------------------------------------------
    Assets at December 31                                     $ 9,123.3          $ 8,436.1          $ 8,563.7
=============================================================================================================
Capital Expenditures
  Tires                                                       $   425.4          $   356.5          $   291.4
  General products                                                 90.2               67.7               65.7
  Oil transportation                                                7.4                8.1                9.5
-------------------------------------------------------------------------------------------------------------
    For the year                                              $   523.0          $   432.3          $   366.6
=============================================================================================================
Depreciation
  Tires                                                       $   309.4          $   305.0          $   348.4
  General products                                                 55.1               47.5               56.2
  Oil transportation                                               45.8               40.4               41.2
-------------------------------------------------------------------------------------------------------------
    For the year                                              $   410.3          $   392.9          $   445.8
=============================================================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


GEOGRAPHIC SEGMENTS

(In millions)                                                   1994               1993              1992
-------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
  United States                                               $ 7,130.5          $ 6,777.4          $ 6,787.3
  Europe                                                        2,279.8            2,233.3            2,476.1
  Latin America                                                 1,512.5            1,403.5            1,325.1
  Asia                                                            711.6              644.9              654.0
  Canada                                                          653.8              584.3              542.4
-------------------------------------------------------------------------------------------------------------
    Net Sales                                                 $12,288.2          $11,643.4          $11,784.9
=============================================================================================================
Inter-Geographic Sales
  United States                                               $   373.9          $   296.9          $   290.4
  Europe                                                           92.5               78.4               66.5
  Latin America                                                   159.2              107.7               87.4
  Asia                                                            490.7              346.6              325.9
  Canada                                                          269.1              233.6              195.3
-------------------------------------------------------------------------------------------------------------
    Total                                                     $ 1,385.4          $ 1,063.2          $   965.5
=============================================================================================================
Revenue
  United States                                               $ 7,504.4          $ 7,074.3          $ 7,077.7
  Europe                                                        2,372.3            2,311.7            2,542.6
  Latin America                                                 1,671.7            1,511.2            1,412.5
  Asia                                                          1,202.3              991.5              979.9
  Canada                                                          922.9              817.9              737.7
  Adjustments and eliminations                                 (1,385.4)          (1,063.2)            (965.5)
-------------------------------------------------------------------------------------------------------------
    Total                                                     $12,288.2          $11,643.4          $11,784.9
=============================================================================================================
Operating Income
  United States                                               $   591.5          $   590.5          $   654.3
  Europe                                                          212.0              221.5              216.8
  Latin America                                                   278.2              271.1              155.5
  Asia                                                             81.3               70.0               82.9
  Canada                                                           30.3               12.0                4.0
  Adjustments and eliminations                                        -                (.4)              (3.2)
-------------------------------------------------------------------------------------------------------------
    Total                                                     $ 1,193.3          $ 1,164.7          $ 1,110.3
=============================================================================================================
Assets
  United States                                               $ 5,467.3          $ 5,113.4          $ 5,143.0
  Europe                                                        1,541.3            1,433.8            1,462.0
  Latin America                                                   809.4              799.2              854.6
  Asia                                                            645.4              471.6              466.0
  Canada                                                          538.9              521.8              541.4
  Adjustments and eliminations                                    (12.4)             (10.9)             (11.0)
-------------------------------------------------------------------------------------------------------------
    Total identifiable assets                                   8,989.9            8,328.9            8,456.0
  Investments in affiliated companies, at equity                  133.4              107.2              107.7
-------------------------------------------------------------------------------------------------------------
    Assets at December 31                                     $ 9,123.3          $ 8,436.1          $ 8,563.7
=============================================================================================================

                THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                           NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 17. COMMITMENTS AND CONTINGENT
LIABILITIES

At December 31, 1994, the Company had binding commitments for investments in land, buildings and equipment of approximately $129.4 million and off-balance-sheet standby letters of credit and financial guarantees written of approximately $38.2 million.

    At December 31, 1994, the Company had recorded contingent liabilities aggregating $116.4 million for anticipated costs, including legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. The Company had recorded $117.3 million for such costs at December 31, 1993. Charges for such costs were $22.8 million, $29.7 million and $50.0 million in 1994, 1993 and 1992, respectively. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute, and is expected to be paid over several years. Refer to Note 1, Accounting Policies, Environmental Cleanup Matters for additional information. At December 31, 1994 the Company had recorded contingent liabilities aggregating approximately $183.1 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The Company had recorded $168.3 million for such matters at December 31, 1993. Charges for such potential liabilities were $30.0 million, $31.9 million and $32.1 million in 1994, 1993 and 1992, respectively. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described contingent liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would materially affect the Company's financial condition, results of operations or liquidity.

    Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1994 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

NOTE 18. PREFERRED STOCK PURCHASE
RIGHTS PLAN

In 1986, the Company authorized 3,000,000 shares of Series A $10.00 Preferred Stock ("Series A Preferred") issuable only upon the exercise of rights ("Rights") issued under the Preferred Stock Purchase Rights Plan adopted in July 1986. Each share of Series A Preferred issued would be non-redeemable, non-voting and entitled to cumulative quarterly dividends equal to the greater of $10.00 or, subject to adjustment, 100 times the per share amount of dividends declared on Goodyear common stock during the preceding quarter, and would also be entitled to a liquidation preference.

    Under the Rights Plan, each shareholder of record on July 28, 1986 received a dividend of one Right per share of Goodyear common stock. When exercisable, each Right entitles the holder to buy one two-hundredth of a share of Series A Preferred at an exercise price of $50. The Rights will be exercisable only after 10 days following the earlier of a public announcement that a person or group has acquired 20 percent or more of Goodyear common stock or the commencement of a tender offer for 20 percent or more of Goodyear common stock by a person or group. The Rights are non-voting and may be redeemed by the Company at $.05 per Right under certain circumstances. If not redeemed or exercised, the Rights will expire on July 28, 1996. If a person or group accumulates 35 percent or more of Goodyear common stock, or a merger takes place with an acquiring person or group and the Company is the surviving corporation, or an acquiring person or group engages in certain self-dealing transactions, each Right (except those held by such acquiring person or group) will entitle the holder to purchase Goodyear common stock having a market value then equal to two times the exercise price. If the Company is acquired or a sale or transfer of 50 percent or more of the Company's assets or earning power is made, each Right (except those held by the acquiring person or group) will entitle the holder to purchase common stock of the acquiring entity having a market value then equal to two times the exercise price.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                              SUPPLEMENTARY DATA
                                 (Unaudited)

QUARTERLY DATA AND MARKET PRICE INFORMATION
(In millions, except per share)
                                                                        Quarter
                                                --------------------------------------------------------
1994                                               First          Second           Third          Fourth             Year
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                       $2,909.6        $3,052.3        $3,115.8        $3,210.5        $12,288.2
Gross Profit                                       714.2           791.9           753.4           757.3          3,016.8

Net Income                                      $  116.0        $  163.2        $  151.3        $  136.5        $   567.0
=========================================================================================================================
Per Share of Common Stock:
  Net Income                                    $    .77        $   1.08        $   1.00        $    .90        $    3.75
=========================================================================================================================
Average Shares Outstanding                         151.0           151.2           151.3           151.4            151.2

Price Range of Common Stock:*
  High                                          $ 49 1/4        $ 42 1/2        $ 37 1/4        $ 36 1/2        $  49 1/4
  Low                                             39 1/4          35 3/4          31 5/8          31 3/4           31 5/8

Dividends Paid                                       .15             .20             .20             .20              .75
=========================================================================================================================
                                                                        Quarter
                                                --------------------------------------------------------
1993                                               First          Second           Third          Fourth             Year
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                       $2,814.0        $3,000.3        $2,913.1        $2,916.0        $11,643.4
Gross Profit                                       704.8           775.7           748.1           701.8          2,930.4
Income before Extraordinary Items and
  Cumulative Effect of Accounting Changes           87.1           152.2           136.2           113.2            488.7
Extraordinary Item - Early Extinguishment
  of Debt                                              -           (14.6)              -               -            (14.6)
Cumulative Effect of Change in Accounting for
  Postemployment Benefits                          (86.3)              -               -               -            (86.3)
-------------------------------------------------------------------------------------------------------------------------
Net Income                                      $     .8        $  137.6        $  136.2        $  113.2        $   387.8
=========================================================================================================================
Per Share of Common Stock:
  Income before Extraordinary Items and
    Cumulative Effect of Accounting Changes     $    .60        $   1.05        $    .92        $    .76        $    3.33
  Extraordinary Item - Early Extinguishment
    of Debt                                            -            (.10)              -               -             (.10)
  Cumulative Effect of Change in Accounting for
    Postemployment Benefits                         (.59)              -               -               -             (.59)
-------------------------------------------------------------------------------------------------------------------------
  Net Income                                    $    .01        $    .95        $    .92        $    .76        $    2.64
=========================================================================================================================
Average Shares Outstanding                         144.8           145.6           147.9           150.1            147.1

Price Range of Common Stock:*
  High                                          $ 38 1/8        $ 42 3/4        $ 46 1/4        $ 47 1/4        $  47 1/4
  Low                                             32 1/2          36 1/4          39 3/4          40 7/8           32 1/2

Dividends Paid                                      .125             .15             .15             .15             .575
=========================================================================================================================
*New York Stock Exchange - Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 27, 1995, for its Annual Meeting of Shareholders to be held on April 10, 1995 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 17 through 20, inclusive, of this Annual Report.

     Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1994, except that Mr. J.
W. Barnett, a Vice President of Registrant, filed a report on Form 4 with respect to one transaction twenty-four days after the date required and Messrs. F J. Kovac and G. R. Hargreaves, Jr., retired officers of Registrant, each filed a Form 5 relating to a deferred reporting transaction nine days late. To the knowledge of Registrant, no person owned 10% or more of any class of Registrant's equity securities registered under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the captions "Executive Officer Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph", at pages 9 through 20, inclusive, of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by Item 403 of Regulation S-K relating to the ownership of Registrant's Common Stock by certain beneficial owners and management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Beneficial Ownership of Common Stock" at pages 7 and 8 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 9 through 16, inclusive, of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

A. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS: See Index on page 30 of this Annual Report.

     2. FINANCIAL STATEMENT SCHEDULES: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-1 is by specific reference hereby incorporated into and made a part of this Annual Report.

     3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K: See the Index of Exhibits at pages X-1 through X-8, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of
        Registrant:

       EXHIBIT                         DESCRIPTION                       FILED AS EXHIBIT
       -------          ------------------------------------------   -------------------------
          10(a)         1994 Performance Recognition Plan            E to Form 10-K for year
                                                                     ended December 31, 1993
          10(b)         Form of Performance Equity Grant Agreement   F to Form 10-K for year
                        for 1994 under 1989 Plan                     ended December 31, 1993
          10(c)         1995 Performance Recognition Plan            E to this Annual Report
                                                                     on Form 10-K
          10(d)         1993 Performance Recognition Plan            B to Form 8-K dated
                                                                     February 17, 1993
          10(e)         Form of Stock Option Grant Agreement under   E to Form 8-K dated
                        1989 Plan                                    February 17, 1993
          10(f)         1982 Employees' Stock Option Plan            A-II to Form 10-K for
                        (as amended)                                 year ended December 31,
                                                                     1985
          10(g)         Form of Stock Option Grant Agreement under   G to Form 10-K for year
                        1989 Plan in respect of options granted      ended December 31, 1993
                        January 4, 1994
          10(h)         1987 Employees' Stock Option Plan            B to Form 10-Q for
                                                                     quarter ended March 31,
                                                                     1987
          10(i)         1989 Goodyear Performance and Equity         A to Form 10-Q for
                        Incentive Plan ("1989 Plan")                 quarter ended March 31,
                                                                     1989
          10(j)         Goodyear Supplementary Pension Plan          A to Form 10-Q for
                        (as amended)                                 quarter ended March 31,
                                                                     1990
          10(k)         Form of Performance Equity Grant Agreement   F to this Annual Report
                        for 1995 under 1989 Plan                     on Form 10-K
          10(l)         Retirement Plan for Outside Directors        F to Form 8-K dated March
                        (as amended)                                 20, 1987
          10(m)         Goodyear Employee Severance Plan             A-II to Form 10-K for
                                                                     year ended December 31,
                                                                     1988
          10(n)         Form of Performance Equity Grant Agreement   C to Form 8-K dated
                        for 1992 under 1989 Plan                     February 17, 1993

       EXHIBIT                         DESCRIPTION                       FILED AS EXHIBIT
       -------          ------------------------------------------   -------------------------
          10(o)         Form of Performance Equity Grant             D to Form 8-K dated
                        Agreement for 1993 under 1989 Plan           February 17, 1993
          10(p)         Forms of Stock Option Grant Agreements       G to this Annual Report
                        under 1989 Plan in respect of options and    on Form 10-K
                        SARs granted January 4, 1995
          10(z)         Employment Agreement and related Stock       C to Form 10-Q for
                        Purchase Agreement, each dated August 6,     quarter ended June 30,
                        1991, between Registrant and S. C. Gault     1991
          10(aa)        Amendment to Employment Agreement, dated     A to Form 8-K dated
                        December 3, 1991, between Registrant and     December 18, 1991
                        S. C. Gault
          10(bb)        Amendment to Employment Agreement dated      C to Form 8-K dated April
                        June 1, 1991 and to Stock Purchase           22, 1993
                        Agreement dated August 6, 1991, dated
                        April 5, 1993, between Registrant and S.
                        C. Gault
          10(cc)        Deferred Compensation Plan for Executives    B to Form 10-Q for
                                                                     quarter ended September
                                                                     30, 1994
          10(dd)        1994 Restricted Stock Award Plan for Non-    B to Form 10-Q for
                        employee Directors                           quarter ended June 30,
                                                                     1994
          10(ee)        Amendment to Employment Agreement dated      A to Form 10-Q for
                        June 1, 1991 and to Stock Purchase           quarter ended June 30,
                        Agreement dated August 6, 1991, dated May    1994
                        3, 1994, between Registrant and S. C.
                        Gault

B. REPORTS ON FORM 8-K:

     No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              THE GOODYEAR TIRE & RUBBER COMPANY
                                                       (Registrant)

Date:  March 27, 1995                                     By  /s/  STANLEY C. GAULT
                                                              ----------------------------
                                                   Stanley C. Gault, Chairman of the Board
                                                         and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 27, 1995                           /s/ STANLEY C. GAULT
                                                ------------------------------------------
                                                Stanley C. Gault, Chairman of the Board
                                                and Chief Executive Officer and Director
                                                (Principal Executive Officer)

Date:  March 27, 1995                           /s/ ROBERT W. TIEKEN
                                                ------------------------------------------
                                                Robert W. Tieken, Executive Vice President
                                                (Principal Financial Officer)

Date:  March 27, 1995                           /s/ GEORGE E. STRICKLER
                                                ------------------------------------------
                                                George E. Strickler, Vice President and
                                                Comptroller
                                                (Principal Accounting Officer)




                           |-                              -|
                           | JOHN G. BREEN, Director        |
                           | THOMAS H. CRUIKSHANK, Director |          By /s/ ROBERT W. TIEKEN
                           | GERTRUDE G. MICHELSON, Director|             --------------------
                           | STEVEN A. MINTER, Director     |               Robert W. Tieken,
Date:  March 27, 1995     <| CHARLES W. PARRY, Director     |>         Signing as Attorney-in-Fact
                           | AGNAR PYTTE, Director          |             for the directors whose
                           | GEORGE H. SCHOFIELD, Director  |             names appear opposite.
                           | WILLIAM C. TURNER, Director    |
                           | HOYT M. WELLS, Director        |
                           |-                              -|

                             WILLIAM E. BUTLER, Director

     A Power of Attorney, dated February 8, 1995, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1994 on behalf of certain of the directors of the Registrant is filed as Exhibit D to this Annual Report.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                         FINANCIAL STATEMENT SCHEDULES

                       ITEMS 8 AND 14(A)(2) OF FORM 10-K

                                FOR CORPORATIONS

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                               ------------------

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:

                                                          SCHEDULE NO.      PAGE NUMBER
                                                          ------------     -------------
Valuation and Qualifying Accounts.....................         II              FS-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements and schedules relating to 50 percent or less owned companies, the investments in which are accounted for by the equity method, have been omitted as permitted because, considered in the aggregate as a single subsidiary, these companies would not constitute a significant subsidiary.

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
(IN MILLIONS)                         1994
-------------------------------------------------------------------------------------------------

                                     BALANCE     ADDITIONS                  TRANSLATION   BALANCE
                                       AT         CHARGED     DEDUCTIONS    ADJUSTMENT    AT END
                                    BEGINNING    (CREDITED)      FROM         DURING        OF
           DESCRIPTION              OF PERIOD    TO INCOME     RESERVES       PERIOD      PERIOD
-------------------------------------------------------------------------------------------------
Deducted from accounts and notes
  receivable:
  For doubtful accounts...........   $  50.6      $  26.5       $(23.3)(a)    $   .2      $ 54.0
Valuation allowance -- deferred
 tax assets.......................      96.4        (27.1)         (.4)           --        68.9

                                              1993
-------------------------------------------------------------------------------------------------
Deducted from accounts and notes
  receivable:
  For doubtful accounts...........   $  55.8      $  26.2       $(25.8)(a)    $ (5.6)     $ 50.6
Valuation allowance -- deferred
 tax assets.......................     231.2        (25.6)      (109.2)           --        96.4

                                              1992
-------------------------------------------------------------------------------------------------
Deducted from accounts and notes
  receivable:
  For doubtful accounts...........   $  51.5      $  33.0       $(24.4)(a)    $ (4.3)     $ 55.8
Valuation allowance -- deferred
 tax assets.......................     --           231.2        --            --          231.2

---------------

  Note:   (a) Accounts and notes receivable charged off.


                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1994
                              INDEX OF EXHIBITS(1)

EXHIBIT
 TABLE
 ITEM                                                                   EXHIBIT
NO. (2)                        DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------       --------------------------------------------------------  -------    ------------
    3         ARTICLES OF INCORPORATION AND BY-LAWS

          (a) Certificate of Amended Articles of Incorporation of The
              Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993 (two documents comprising
              Registrant's Articles of Incorporation as amended through March 27, 1995) (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-1927).

          (b) Code of Regulations of The Goodyear Tire & Rubber
              Company, adopted November 22, 1955, and amended April 5,
              1965, April 7, 1980, April 6, 1981 and April 13, 1987
              (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1(B) to
              Registrant's Registration Statement on Form S-3, File
              No. 33-43144).

    4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
              INCLUDING INDENTURES

          (a) Conformed copy of Rights Agreement, dated as of July 2,
              1986, between Registrant and Manufacturers Hanover Trust
              Company, Rights Agent (filed with the Securities and
              Exchange Commission as Exhibit 4(a) to Registrant's
              Current Report on Form 8-K, dated July 2, 1986, and as
              Exhibit 2(a) to Registrant's Registration Statement on
              Form 8-A, dated July 3, 1986, File No. 1-1927) and a copy of the Appointment of Successor Rights Agent, dated
              March 21, 1990, whereunder Registrant appointed First
              Chicago Trust Company of New York as the Successor
              Rights Agent under the Rights Agreement (incorporated by reference, filed with the Securities and Exchange
              Commission as Exhibit 4.3 to Registrant's Registration
              Statement on Form S-3, File No. 33-43144).

---------------

(1) See Part IV, Item 14, Part A.1.

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
    4    (b) Conformed copy of Amendment to Rights Agreement dated as of April 6, 1993 between Registrant and First Chicago
             Trust Company of New York (incorporated by reference,
             filed with the Securities and Exchange Commission as
             Exhibit B to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1993, File No. 1-1927).

         (c) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Registrant; one certificate, First Chicago Trust Company of New York as transfer agent and registrar (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit C to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-1927).

         (d) Conformed Copy of Revolving Credit Facility Agreement, dated as of July 15, 1994, among Registrant, the Lenders named therein and Chemical Bank, as Agent (incorporated by reference, filed with the Securities and Exchange
             Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

             Information concerning Goodyear's long-term debt is set forth at Note 6, captioned "Financing Arrangements and Financial Instruments", at the sub-caption "B. Long Term
             Debt and Capital Leases", in the Financial Statements set forth at Item 8 of this Annual Report, beginning at page 38, and is incorporated herein by specific reference. No other instrument defining the rights of holders of long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries.
             In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, the agreements and instruments defining the rights of holders of long term debt of Registrant in respect of which the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   10        MATERIAL CONTRACTS
         (a) Performance Recognition Plan of Registrant adopted
             effective January 1, 1994 for calendar year 1994
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit E to Registrant's
             Annual Report on Form 10-K for the year ended December
             31, 1993, File No. 1-1927).

         (b) Form of Performance Equity Grant Agreement in respect of awards granted in 1994 under the 1989 Goodyear
             Performance and Equity Incentive Plan (incorporated by reference, filed with the Securities and Exchange
             Commission as Exhibit F to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1993, File No.
             1-1927).

         (c) Performance Recognition Plan of Registrant adopted             E       X-E-1
             effective January 1, 1995 for calendar year 1995.

         (d) Performance Recognition Plan of Registrant adopted effective January 1, 1993 for calendar year 1993
             (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's
             Current Report on Form 8-K dated February 17, 1993, File
             No. 1-1927).

         (e) Form of Stock Option Grant Agreement under the 1989
             Goodyear Performance and Equity Incentive Plan in respect of options granted in 1992 and 1993
             (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit E to Registrant's
             Current Report on Form 8-K dated February 17, 1993, File
             No. 1-1927).

         (f) 1982 Employees' Stock Option Plan of Registrant, as amended effective April 7, 1986 (incorporated by reference, filed with the Securities and Exchange
             Commission as Exhibit A-II to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File
             No. 1-1927).

         (g) Form of Stock Option Grant Agreement under the 1989
             Goodyear Performance and Equity Incentive Plan in respect of options granted January 4, 1994 (incorporated by reference, filed with the Securities and Exchange
             Commission as Exhibit G to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1993, File No.
             1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   10    (h) 1987 Employees' Stock Option Plan of Registrant, as
             adopted by the Board of Directors of Registrant on
             February 10, 1987, and approved by Registrant's
             shareholders on April 13, 1987 (incorporated by
             reference, filed with the Securities and Exchange
             Commission as Exhibit B to Registrant's Quarterly Report
             on Form 10-Q for the quarter ended March 31, 1987, File
             No. 1-1927).

         (i) 1989 Goodyear Performance and Equity Incentive Plan of
             Registrant, as adopted by the Board of Directors of
             Registrant on December 6, 1988, and approved by the
             shareholders of Registrant on April 10, 1989
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit A to Registrant's
             Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1989, File No. 1-1927).
         (j) Goodyear Supplementary Pension Plan, as amended May 1,
             1990 (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit A to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1990, File No. 1-1927).
         (k) Performance Equity Grant Agreement in respect of awards        F       X-F-1
             granted in December of 1994 in respect of 1995 under the
             1989 Goodyear Performance and Equity Incentive Plan.
         (l) The Goodyear Tire & Rubber Company Retirement Plan for
             Outside Directors, adopted December 6, 1983, as amended
             November 13, 1986 (incorporated by reference, filed with
             the Securities and Exchange Commission as Exhibit F to
             Registrant's Current Report on Form 8-K, dated March 20,
             1987, File No. 1-1927).
         (m) Goodyear Employee Severance Plan, as adopted by the
             Board of Directors of Registrant on February 14, 1989
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit A-II to Registrant's
             Annual Report on Form 10-K for the year ended December
             31, 1988, File No. 1-1927).
         (n) Form of Performance Equity Grant Agreement in respect of awards in 1992 under the 1989 Goodyear Performance and
             Equity Incentive Plan (incorporated by reference, filed
             with the Securities and Exchange Commission as Exhibit C
             to Registrant's Current Report on Form 8-K dated
             February 17, 1993, File No. 1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   10    (o) Form of Performance Equity Grant Agreement in respect of awards in 1993 under the 1989 Goodyear Performance and
             Equity Incentive Plan (incorporated by reference, filed
             with the Securities and Exchange Commission as Exhibit D
             to Registrant's Current Report on Form 8-K dated
             February 17, 1993, File No. 1-1927).
         (p) Forms of Stock Option Grant Agreements in respect of           G       X-G-1
             options and SARs granted January 4, 1995 under the 1989
             Goodyear Performance and Equity Incentive Plan; Part I,
             Form of Agreement for Incentive Stock Options, Part II,
             Form of Agreement for Non-Qualified Stock Options, and
             Part III, Form of Agreement for Non-Qualified Stock
             Options and tandem Stock Appreciation Rights.
         (q) Conformed copy of Receivables Sale Agreement
             [$200,000,000 Facility], dated as of December 12, 1989,
             among Registrant, Asset Securitization Cooperative
             Corporation ("ASCC") and Canadian Imperial Bank of
             Commerce ("CIBC") (incorporated by reference, filed with
             the Securities and Exchange Commission as Exhibit D to
             Registrant's Current Report on Form 8-K, dated March 22,
             1990, File No. 1-1927).
         (r) Conformed copy of Receivables Sale Agreement
             [$400,000,000 Facility], dated as of June 15, 1990,
             among Registrant, ASCC and CIBC (incorporated by
             reference, filed with the Securities and Exchange
             Commission as Exhibit A to Registrant's Quarterly Report
             on Form 10-Q for the quarter ended September 30, 1990,
             File No. 1-1927).
         (s) Conformed copy of Amendment to Receivables Sale
             Agreement [$200,000,000 Facility], dated as of March 14,
             1991, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$200,000,000 Facility],
             dated as of December 12, 1989, among Registrant, ASCC
             and CIBC (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit A to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1991, File No. 1-1927).
         (t) Conformed copy of Amendment to Receivables Sale
             Agreement [$400,000,000 Facility], dated as of March 14,
             1991, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$400,000,000 Facility],
             dated as of June 15, 1990, among Registrant, ASCC and
             CIBC (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit B to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1991, File No. 1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   10    (u) Conformed copy of Second Amendment to Receivables Sale
             Agreement [$400,000,000 Facility], dated as of September
             15, 1991, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$400,000,000 Facility],
             dated as of June 15, 1990, as amended by amendment dated
             as of March 14, 1991, among Registrant, ASCC and CIBC
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit A to Registrant's
             Quarterly Report on Form 10-Q for the Quarter ended
             September 30, 1991, File No. 1-1927).
         (v) Conformed copy of Second Amendment to Receivables Sale
             Agreement [$200,000,000 Facility] dated as of June 25,
             1992, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$200,000,000 Facility],
             dated as of December 12, 1989, among Registrant, ASCC
             and CIBC (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit B to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1992, File No. 1-1927).
         (w) Conformed copy of Third Amendment to Receivables Sale
             Agreement [$200,000,000 Facility] dated as of July 23,
             1992, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$200,000,000 Facility],
             dated as of December 12, 1989, among Registrant, ASCC
             and CIBC (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit C to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1992, File No. 1-1927).
         (x) Conformed copy of Third Amendment to Receivables Sale
             Agreement [$400,000,000 Facility] dated as of July 28,
             1992, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$400,000,000 Facility],
             dated as of June 15, 1990, among Registrant, ASCC and
             CIBC (incorporation by reference, filed with the
             Securities and Exchange Commission as Exhibit D to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1992, File No. 1-1927).
         (y) Conformed copy of Fourth Amendment to Receivables Sale
             Agreement [$400,000,000 Facility] dated as of January
             27, 1993, among Registrant, ASCC and CIBC, amending the
             Receivables Sale Agreement [$400,000,000 Facility],
             dated as of June 15, 1990, among Registrant, ASCC and
             CIBC (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit A to
             Registrant's Current Report on Form 8-K dated February
             17, 1993, File No. 1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   10    (z) Conformed Copy of Employment Agreement, dated August 6,
             1991, and related Stock Purchase Agreement, dated August
             6, 1991, each between Registrant and Stanley C. Gault,
             the Chairman of the Board and Chief Executive Officer of
             Registrant (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit C to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1991, File No. 1-1927).
        (aa) Conformed copy of Amendment Agreement, dated December 3,
             1991, between Registrant and Stanley C. Gault, Chairman
             of the Board and Chief Executive Officer of Registrant,
             amending that certain Stock Purchase Agreement dated
             August 6, 1991 between Registrant and Stanley C. Gault
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit A to Registrant's
             Current Report on Form 8-K, dated December 18, 1991,
             File No. 1-1927).
        (bb) Amendment to Employment Agreement dated June 1, 1991 and to Stock Purchase Agreement dated August 6, 1991, dated
             April 5, 1993, between Registrant and S C Gault
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit C to Registrant's
             Current Report on Form 8-K dated April 22, 1993, File
             No. 1-1927).
        (cc) The Goodyear Tire & Rubber Company Deferred Compensation
             Plan for Executives, as adopted effective October 4,
             1994 (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit B to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1994, File No. 1-1927).
        (dd) 1994 Restricted Stock Award Plan for nonemployee
             Directors of Registrant, as adopted effective June 1,
             1994 (incorporated by reference, filed with the
             Securities and Exchange Commission as Exhibit B to
             Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1994, File No. 1-1927).
        (ee) Amendment, dated May 3, 1994, to Employment Agreement dated June 1, 1991 and to Stock Purchase Agreement dated
             August 6, 1991, between Registrant and S. C. Gault
             (incorporated by reference, filed with the Securities
             and Exchange Commission as Exhibit A to Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June
             30, 1994, File No. 1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                  EXHIBIT
NO. (2)                       DESCRIPTION OF EXHIBIT                   LETTER         PAGE
-------      --------------------------------------------------------  -------    ------------
   11        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
         (a) Computation of Earnings Per Share                              A       X-A-1

   21        SUBSIDIARIES
         (a) List of subsidiaries of Registrant at March 20, 1995.          B       X-B-1

   23        CONSENTS OF EXPERTS AND COUNSEL
         (a) Consent of Price Waterhouse LLP, independent                   C       X-C-1
             accountants, to incorporation by reference of their
             report set forth on page 30 of this Annual Report in
             certain Registration Statements on Forms S-3 and S-8.

   24        POWER OF ATTORNEY
         (a) Power of Attorney, dated February 8, 1995, authorizing         D       X-D-1
             Robert W. Tieken, John M. Ross, George E. Strickler,
             James Boyazis, or any one or more of them, to sign this
             Annual Report on behalf of certain directors of
             Registrant.

   27        FINANCIAL DATA SCHEDULE                                        H       X-H-1

   99        ADDITIONAL EXHIBITS
         (a) Registrant's definitive Proxy Statement dated February
             27, 1995 (portions incorporated by reference, filed with
             the Securities and Exchange Commission, File No.
             1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.