Form 10-Q
period 1995-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1995-05-11
CIK 42582

==============================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                        COMMISSION FILE NUMBER:  1-1927


                       THE GOODYEAR TIRE & RUBBER COMPANY
             (Exact name of registrant as specified in its charter)

               OHIO                                             34-0253240
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

1144 EAST MARKET STREET, AKRON, OHIO                        44316-0001
(Address of principal executive offices)                    (Zip Code)

                                (216) 796-2121
             (Registrant's telephone number, including area code)

                      ___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                                     No
        -------                                    -------

                      ___________________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock, Without
     Par Value, Outstanding at April 30, 1995:      151,580,964

==============================================================================

              The Goodyear Tire & Rubber Company and Subsidiaries
             Consolidated Statement of Income and Retained Earnings
                                   Unaudited

(Dollars in millions, except per share)

                                                                 Three Months Ended
                                                                       March 31,
                                                               1995                 1994
                                                              ------              ------
Net Sales                                                  $3,243.3             $2,909.6

Cost of Goods Sold                                          2,487.4              2,195.4
Selling, Administrative and General Expense                   483.5                470.4
Interest Expense                                               32.0                 33.2
Other (Income) and Expense                                      2.9                (10.2)
Foreign Currency Exchange                                      24.9                 31.0
Minority Interest in Net Income of Subsidiaries                 7.5                  4.2
                                                             ------               ------
Income before Income Taxes                                    205.1                185.6
United States and Foreign Taxes on Income                      71.8                 69.6
                                                             ------               ------
Net Income                                                    133.3                116.0

Retained Earnings at Beginning of Period                    2,194.5              1,740.9
                                                             ------               ------
                                                            2,327.8              1,856.9
Cash Dividends on Common Stock                                 30.3                 22.6
                                                             ------               ------
Retained Earnings at End of Period                         $2,297.5             $1,834.3
                                                             ======               ======

Per Share of Common Stock                                     $0.88                $0.77
                                                             ======               ======

Dividends Per Share                                           $0.20                $0.15
Average Shares Outstanding                              151,465,262          150,953,504




The accompanying notes are an integral part of this financial statement.
                                       1.

              The Goodyear Tire & Rubber Company and Subsidiaries
                           Consolidated Balance Sheet
                                   Unaudited
(Dollars in millions)

                                                             March 31,     December 31,
                                                               1995            1994
                                                              ------         --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $302.2            $250.9
  Accounts and notes receivable, less
     allowance 1995-$58.1, 1994- $54.0                       1,886.2           1,524.7
  Inventories
     Raw materials                                             314.9             269.9
     Work in process                                            83.2              69.8
     Finished product                                        1,227.6           1,085.4
                                                              ------            ------
                                                             1,625.7           1,425.1
  Prepaid expenses                                             482.1             422.0
                                                              ------            ------
     TOTAL CURRENT ASSETS                                    4,296.2           3,622.7
OTHER ASSETS:
  Investments in affiliates, at equity                         130.6             133.4
  Long term accounts and notes receivable                      251.1             208.5
  Deferred charges and other miscellaneous assets              733.9             775.9
                                                              ------            ------
                                                             1,115.6           1,117.8
PROPERTIES AND PLANTS, less accumulated depreciation
     1995-$4,642.4,   1994- $4,486.3                         4,413.8           4,382.8
                                                              ------            ------
                                                            $9,825.6          $9,123.3
                                                              ======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable- trade                                   $1,035.7          $1,013.9
  Compensation and benefits                                    737.8             745.2
  Other current liabilities                                    286.3             259.8
  United States and foreign taxes                              334.8             326.2
  Notes payable to banks and overdrafts                        441.6             213.0
  Long term debt due within one year                            84.8              13.9
                                                              ------            ------
     TOTAL CURRENT LIABILITIES                               2,921.0           2,572.0
LONG TERM DEBT AND CAPITAL LEASES                            1,290.3           1,108.7
COMPENSATION AND BENEFITS                                    2,186.5           2,173.4
OTHER LONG TERM LIABILITIES                                    359.6             322.1
MINORITY EQUITY IN SUBSIDIARIES                                149.7             143.9
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
     Authorized 50,000,000 shares, unissued                      -                 -
  Common stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 151,533,606 (151,407,285 in 1994)
      after deducting 44,144,908 treasury
      shares (44,271,227 in 1994)                              151.5             151.4
  Capital surplus                                              922.4             918.5
  Retained earnings                                          2,297.5           2,194.5
                                                            --------          --------
                                                             3,371.4           3,264.4
  Foreign currency translation adjustment                     (413.7)           (421.7)
  Minimum pension liability adjustment                         (39.2)            (39.5)
                                                            --------          --------
     TOTAL SHAREHOLDERS' EQUITY                              2,918.5           2,803.2
                                                            --------          --------
                                                            $9,825.6          $9,123.3
                                                            ========          ========

The accompanying notes are an integral part of this financial statement.
                                       2.

               THE GOODYEAR TIRE & RUBBER COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(Dollars in millions)                                                Three Months Ended
                                                                          March 31,
                                                                     1995          1994
                                                                     ----          ----
Cash Flows from Operating Activities:
  Net Income                                                   $      133.3   $       116.0
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation                                                     105.2            98.7
     Accounts and notes receivable                                   (320.8)         (274.6)
     Inventories                                                     (173.6)          (66.0)
     Accounts payable-trade                                             5.5             9.1
     Domestic pension funding                                         (58.0)              -
     Other assets and liabilities                                      61.9            61.0
                                                                     ------          ------
              Total adjustments                                      (379.8)         (171.8)
                                                                     ------          ------
         Net cash used in operating activities                       (246.5)          (55.8)

Cash Flows from Investing Activities:
  Capital expenditures                                               (101.4)          (91.0)
  Short term securities acquired                                       (9.3)          (50.7)
  Short term securities redeemed                                       17.4            37.8
  Other transactions                                                   (1.1)           (3.9)
                                                                     ------          ------
       Net cash used in investing activities                          (94.4)         (107.8)

Cash Flows from Financing Activities:
  Short term debt incurred                                            447.6           376.1
  Short term debt paid                                                (93.9)         (141.4)
  Long term debt incurred                                              84.0             4.2
  Long term debt and capital leases paid                              (14.7)          (53.9)
  Common stock issued                                                   4.0            19.3
  Dividends paid                                                      (30.3)          (22.6)
                                                                     ------          ------
       Net cash provided by financing activities                      396.7           181.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (4.5)           (2.0)
                                                                     ------          ------
Net Increase in Cash and Cash Equivalents                              51.3            16.1

Cash and Cash Equivalents at Beginning of the Period                  250.9           188.5
                                                                     ------          ------
Cash and Cash Equivalents at End of the Period                 $      302.2   $       204.6
                                                                     ======          ======




The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




ADJUSTMENTS
All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.



PER SHARE OF COMMON STOCK

Per share amounts have been computed based on the average number of common shares outstanding.

             The Goodyear Tire & Rubber Company and Subsidiaries
                              Segment Information
                                   Unaudited

(Dollars in millions)                                         Three Months Ended
                                                                   March 31,
                                                             1995             1994
                                                            ------           ------
INDUSTRY SEGMENTS
Sales to Unaffiliated Customers
     Tires                                                $2,493.1         $2,226.0
     Related products and services                           245.9            259.8
                                                            ------           ------
          Tires                                            2,739.0          2,485.8
     General products                                        473.7            410.3
     Oil transportation                                       30.6             13.5
                                                            ------           ------
          Net Sales                                       $3,243.3         $2,909.6
                                                            ======           ======

Income
     Tires                                                  $246.7           $235.9
     General products                                         42.8             42.6
     Oil transportation                                        7.9             (4.8)
                                                            ------           ------
          Operating income                                   297.4            273.7


     Exclusions from operating income                        (92.3)           (88.1)
                                                            ------           ------
          Income before income taxes                        $205.1           $185.6
                                                            ======           ======

GEOGRAPHIC SEGMENTS
Sales to Unaffiliated Customers
     United States                                        $1,810.0         $1,735.1
     Europe                                                  672.9            513.5
     Latin America                                           407.0            358.4
     Asia                                                    181.3            156.0
     Canada                                                  172.1            146.6
                                                            ------           ------
                                                          $3,243.3         $2,909.6
                                                            ======           ======


Operating income
     United States                                          $122.5           $134.4
     Europe                                                   68.2             49.8
     Latin America                                            77.1             70.7
     Asia                                                     23.4             15.3
     Canada                                                    6.2              3.5
                                                            ------           ------
                                                            $297.4           $273.7
                                                            ======           ======

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

CONSOLIDATED

     Sales for the first quarter of 1995 were $3.24 billion, increasing 11.5 percent from sales of $2.91 billion in the first quarter of 1994. Net income was $133.3 million or $.88 per share in the first quarter of 1995, increasing
14.9 percent from net income of $116.0 million or $.77 per share in the first quarter of 1994.

     The Company's tire unit sales increased 2.6 percent from 1994's first quarter, due to increased volume in the international original equipment and replacement markets. Tire revenue growth exceeded tire unit growth, due primarily to higher average selling prices resulting from both worldwide pricing improvements and the favorable effect of the strengthening of various European currencies versus the U.S. dollar.

     Cost of goods sold increased as a percent of sales compared to 1994's first quarter due primarily to higher raw material and labor costs. Raw material costs are expected to continue to increase in 1995 and remain higher than in 1994. Manufacturing costs were favorably impacted by productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

     Selling, administrative and general expenses decreased as a percent of sales, reflecting higher revenues, efficiencies achieved through increased unit sales volume and the effects of ongoing cost containment measures. Net income also benefited from a lower effective tax rate. Other income and expense was adversely impacted by lower interest income on time deposits, but related foreign currency exchange expense was also lower, both of which were due in part to the effects the Brazilian economic plan.

     Effective July 1, 1994, the Brazilian government implemented a new economic plan (the Real plan) designed to reduce inflation. The Real plan did not adversely affect net income in Brazil or unit sales in either Brazil or its export markets. However, while sales increased, segment operating income in Brazil decreased due to lower interest income on time deposits resulting in part from the effects of the Real plan. Operations in Brazil accounted for approximately 6 percent of consolidated sales and 13 percent of consolidated operating income in the 1995 period, compared to approximately 5 percent and 16 percent, respectively, in the 1994 period. Due to the potential volatility of Brazil's economy, it is uncertain if this level of contribution will continue in future periods.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain intangibles, and related goodwill, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not expected to have a material effect on the Company's results of operations or financial position.

INDUSTRY SEGMENTS

     Segment operating income of $297.4 million increased 8.7 percent from $273.7 million in the 1994 period. Segment operating margin was 9.2 percent in the 1995 period compared to 9.4 percent in the 1994 period.

Tires

     Sales of $2.74 billion increased 10.2 percent from $2.49 billion in the 1994 period. Operating income of $246.7 million increased 4.6 percent from $235.9 million in the 1994 period.

     Sales increased due primarily to higher average selling prices, resulting from both worldwide pricing improvements and the favorable affect of the strengthening of various European currencies versus the U.S. dollar. Sales also increased due to higher unit sales volume resulting from increased demand for the Company's products in the international original equipment and replacement markets.

     The following table presents changes in tire unit sales:

               Increase in Company Tire Unit Sales--First Quarter

                                                    1995 vs.1994
                                                    ------------
U.S.                                                   (5.0) %
International                                          13.0  %
Worldwide                                               2.6  %

     Unit sales in the U.S. decreased primarily in the replacement market. Although unit sales were also lower in the U.S. original equipment market, original equipment volume in North America (U.S. and Canada) was higher. The Company expects demand in the original equipment market in North America during 1995 to be approximately the same as during 1994. International (including Canada) unit sales increased in both the original equipment and replacement markets.


     Operating income increased due to pricing improvements, increased international unit volume, productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures. Operating income was adversely impacted by higher raw material and labor costs and lower interest income in Brazil.

     Tire segment operating income in Brazil decreased due to lower interest income. Operations in Brazil accounted for approximately 6 percent of tire segment sales and 12 percent of tire segment operating income in the first quarter of 1995, compared to approximately 5 percent and 14 percent, respectively, in the first quarter of 1994.

General Products

     Sales of $473.7 million increased 15.5 percent from $410.3 million in the 1994 period. Operating income of $42.8 million increased slightly from $42.6 million in the 1994 period.

     Sales in engineered products increased due primarily to higher volume, but operating income was lower as a result of higher raw material and labor costs. Sales and operating income in chemical products increased due primarily to improved volume and pricing, although operating income was adversely affected by higher raw material costs.

     General products segment operating income in Brazil decreased due to lower interest income. Operations in Brazil accounted for approximately 7 percent of general products segment sales and 20 percent of general products operating income in the first quarter of 1995, compared to approximately 6 percent and 25 percent, respectively, in the first quarter of 1994.

Oil Transportation

     Sales of $30.6 million increased from $13.5 million in the 1994 period. Operating income was $7.9 million, compared to an operating loss of $4.8 million in the 1994 period. The improvement was due primarily to increased throughput in the All American Pipeline System, higher average tariff revenues and the effects of ongoing cost containment measures. Operating income in the 1995 period included a charge of $5.0 million for the writedown of surplus construction pipe, material and equipment.

     The Company anticipates that quarterly revenue in the oil transportation segment for the remainder of 1995 will be at substantially the same level as the first quarter and annual revenue in 1996 will be substantially the same as in 1995.

GEOGRAPHIC SEGMENTS

U.S. Operations

     Sales of $1.81 billion increased 4.3 percent from $1.74 billion in the 1994 period. Operating income of $122.5 million decreased 8.9 percent from $134.4 million in the 1994 period.

     Sales were higher due to increased volume in engineered and chemical products, pricing improvements, and higher throughput and average tariff revenues in the All American Pipeline System.

     Operating income decreased due primarily to increased raw material and labor costs and lower tire unit sales. Operating income was favorably affected by improved results in oil transportation activities, pricing improvements, productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

International Operations

     Sales of $1.43 billion increased 22.0 percent from $1.17 billion in the 1994 period. Operating income of $174.9 million increased 25.6 percent from $139.3 million in the 1994 period.

     In Europe, sales and operating income increased due primarily to improved tire unit sales volume and mix. Sales revenue also reflects the favorable impact of currency translations. Operating income benefited from improved productivity, although manufacturing costs, primarily for raw materials, were higher.

     In Latin America, sales increased, especially in Brazil, and operating income was higher due primarily to improved tire unit sales volume and productivity improvements. Operating income was adversely affected by increased raw material costs, adverse economic conditions in Mexico and lower interest income in Brazil.

     In Asia, sales and operating income increased due primarily to improved results in natural rubber operations, higher tire unit sales volume and pricing and productivity improvements. Operating income was adversely affected by increased raw material costs.

     In Canada, sales and operating income increased due primarily to higher tire unit sales volume and lower selling, administrative and general expenses, although raw material costs were higher.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $246.5 million during the first three months of 1995, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, reflecting higher selling prices and increased unit sales, and inventories, reflecting higher raw material costs and increased inventory quantities. Cash was also used for pension funding.

     Net cash used in investing activities was $94.4 million during the first three months of 1995. Capital expenditures of $101.4 million were the primary use of cash for investing activities. Capital expenditures were primarily for plant modernizations and expansions and new tire molds and are expected to total approximately $650 million in 1995.

     Net cash provided by financing activities was $396.7 million during the first three months of 1995. Additional debt was incurred in the period to support the previously mentioned increased working capital requirements, pension funding and capital expenditures. Consolidated debt at March 31, 1995 was $1,816.7 million, an increase of $481.1 million from December 31, 1994. Consolidated debt represents 38.4 percent of total debt plus shareholders' equity, compared to 32.3 percent at December 31, 1994.

     In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company has entered into various interest rate contracts. At March 31, 1995 interest rate swap contracts totaling $445 million in notional principal amount were in place whereunder the Company pays a fixed amount and receives a variable amount equivalent to LIBOR. The interest rate contracts fix the effective interest cost of floating rate debt and, at March 31, 1995, had an average life to maturity of 1.4 years, a weighted average stated fixed rate of
8.95 percent and would cost an estimated $11.9 million to sell or unwind. During the first quarter of 1995, the Company paid under these contracts a weighted average fixed rate of 8.95 percent and received various LIBOR rates equivalent to a weighted average of 6.43 percent. The Company was also party to an interest rate contract of $50 million in notional principal amount at March 31, 1995 whereunder the Company pays a variable rate based on LIBOR and receives a fixed rate. At March 31, 1995 this contract had a life to maturity of 3.0 years, a stated fixed rate of 6.69 percent and would cost an estimated $.4 million to sell or unwind. During the first quarter of 1995, the Company paid under this contract a variable rate averaging 5.61 percent and received a fixed rate of 6.69 percent. At March 31, 1995, the interest rate on approximately 60 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 73 percent at

December 31, 1994.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 1995 the Company had short term credit lines and overdraft arrangements totaling $1.6 billion, of which $479.8 million were unused. The Company also had available long term credit sources at March 31, 1995 totaling $1.9 billion, of which $1.2 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Registrant") on Form 10-K for the year ended December 31, 1994 (the "Annual Report"), wherein at Item 3, pages 14, 15 and 16, Registrant reported certain legal proceedings.

         Registrant reports the following developments in respect of one of the legal proceedings described at Item 3 of the Annual Report:

         As reported at paragraph (C) of Item 3, at page 15, of the Annual Report, Registrant is a defendant in a civil action, Eastman Kodak Company, et al. v Goodyear and Shell Oil Company, in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder plaintiffs allege infringement of a patent (which expired in December of 1994) in respect of certain processes used in the manufacture of polyester resin at the Pt Pleasant, West Virginia polyester resin facility owned and operated by Registrant until sold to Shell Oil Company on December 18, 1992. The Court ruled that the patent did not cover the processes used in eight of the plant's production lines. However, on April 28, the jury rendered a judgment of $12,000,000, plus interest at the rate of 6.28% and court costs, against Registrant and Shell Oil Company, having decided that Registrant and Shell had infringed the patent in the operation of two production lines, but that such infringement was not willful. Registrant will appeal the judgment that it infringed the patent, as well as the measure of damages imposed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of The Goodyear Tire & Rubber Company (the "Registrant") was held on April 10, 1995 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors listed in the Proxy Statement of Registrant, dated February 27, 1995, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Act, and each of the four nominees of the Board of Directors was elected at the Annual Meeting to a three year term. The four directors elected at the Annual Meeting were: (1) John G Breen, (2) William E Butler, (3) Stanley C Gault, and (4) George H Schofield. The seven directors whose terms of office as directors continued after the meeting were: (A) Gertrude G Michelson, Charles W Parry, William C Turner, and Hoyt M Wells, whose terms expire in 1996, and (B) Thomas H Cruikshank, Steven A Minter and Agnar Pytte, whose terms expire in 1997. Mr Wells retired from the Board of Directors effective April 14, 1995.

         The following matters were acted upon by the shareholders of Registrant at the Annual Meeting, at which 133,094,533 shares of the Common Stock, without par value, of Registrant (the "Common Stock", the only class of voting securities of Registrant outstanding), or approximately 87.85 percent of the 151,498,048 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of Registrant for election as directors of Registrant, each to hold office for a three year term expiring at the 1998 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee are as follows:

                                                           SHARES WITHHELD OR
 NAME OF DIRECTOR              SHARES VOTED FOR                 ABSTAINED
    John G Breen                    126,694,683                 6,399,850
    William E Butler                132,033,301                 1,061,232
    Stanley C Gault                 132,016,168                 1,078,365
    George H Schofield              132,064,326                 1,030,207

         (2) RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of Registrant that the shareholders ratify the action of the Board of Directors in selecting and appointing Price Waterhouse as independent accountants for Registrant for the year ending December 31, 1995 was submitted to, and voted upon by, the shareholders of Registrant. There were 132,330,210 votes cast in favor of, and 335,193 votes cast against, said resolution. The holders of 429,130 shares abstained. There were no "broker nonvotes". Accordingly, the resolution received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, said resolution was adopted and the appointment of Price Waterhouse as the independent accountants for Registrant for 1995 was ratified by the shareholders. The resolution and related information are set forth under the caption "Ratification of Appointment of Independent Accountants" at page 7 of the Proxy Statement.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) A list of the exhibits required to be filed as a part of this Quarterly Report on Form 10-Q is set forth at the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) No current report on Form 8-K was filed by Registrant during the quarter ended March 31, 1995.

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GOODYEAR TIRE & RUBBER COMPANY
                                               (Registrant)


Date:  May 11, 1995                 By      /s/ George E Strickler
                                      ----------------------------------
                                                George E Strickler,
                                         Vice President and Comptroller

                   (Signing on behalf of Registrant as a duly
                  authorized officer of Registrant and as the Principal Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995

                             INDEX OF EXHIBITS (1)
   EXHIBIT                                                           EXHIBIT
- -------------                                                     -------------
Table
Item
No. (2)  No.           Description of Exhibit                     Letter   Page
- -------  ----    -----------------------------------------------  ------   ----

   4                         INSTRUMENTS DEFINING
                         THE RIGHTS OF SECURITY HOLDERS,
                             INCLUDING INDENTURES
                 ------------------------------------------------

        4.1          Certificate   of   Amended   Articles  of
                     Incorporation of Registrant, dated
                     December 20, 1954, and Certificate of
                     Amendment to Amended Articles of
                     Incorporation of Registrant, dated April 6,
                     1993 (two documents comprising Registrant's
                     Articles of Incorporation as amended
                     through May 10, 1995) (incorporated by reference,
                     filed as Exhibit A to Registrant's Quarterly
                     Report on Form 10-Q for the quarter ended
                     March 31, 1993, File No. 1-1927).

        4.2          Code of Regulations  of  The  Goodyear
                     Tire & Rubber Company, adopted November 22,
                     1955, and amended April 5, 1965, April
                     7, 1980, April 6, 1981 and April 13, 1987
                     (incorporated by reference, filed as
                     Exhibit 4.1(B) to Registrant's Registration
                     Statement on Form S-3, File No. 33-43144).

        4.3          Conformed  Copy  of Rights Agreement,
                     as of July 2, 1986, between Registrant and Manufacturers Hanover Trust Company, Rights
                     Agent (incorporated by reference, filed as Exhibit 4(a) to Registrant's Current Report on Form 8-K, dated July

__________
(2)      Pursuant to Item 601 of Regulation S-K.


   EXHIBIT                                                         EXHIBIT
- -------------                                                   -------------
Table
Item
No. (2)  No.                Description of Exhibit              Letter   Page
- -------  ----      ----------------------------------------     ------   ----

                     2, 1986, and as Exhibit 2(a) to
                     Registrant's Registration Statement on
                     Form 8-A, dated July 3, 1986, File No.
                     1-1927) and a copy of the Appointment
                     of Successor Rights Agent, dated March
                     21, 1990, whereunder Registrant appointed
                     First Chicago Trust Company of New York
                     as the Successor Rights Agent under the
                     Rights Agreement (incorporated by reference, filed as Exhibit 4.3 to Registrant's
                     Registration Statement on Form S-3,
                     File No. 33-43144).

         4.4         Conformed Copy of Amendment to Rights
                     Agreement dated as of April 6, 1993
                     between Registrant and First Chicago Trust
                     Company of New York (incorporated by
                     reference, filed as Exhibit B to
                     Registrant's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 1993, File No. 1-1927).

         4.5         Specimen nondenominational Certificate
                     for shares of the Common Stock, Without
                     Par Value, of Registrant; one certificate, First Chicago Trust Company of New York as transfer agent and registrar (incorporated by reference, filed as Exhibit C to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-1927).

         4.6         Conformed copy of Revolving Credit Facility
                     Agreement, dated as of July 15, 1994, among Registrant, the Lenders named therein and Chemical Bank, as Agent (incorporated by reference, filed as Exhibit A to Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

__________
(2)      Pursuant to Item 601 of Regulation S-K.


   EXHIBIT                                                           EXHIBIT
- -------------                                                     -------------
Table
Item
No. (2)  No.             Description of Exhibit                   Letter   Page
- -------  ----     --------------------------------------------    ------   ----

                     No other instrument defining the rights
                     of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended
                     March 31, 1995.  In accordance with paragraph
                     (iii) to Part 4 of Item 601 of Regulation
                     S-K, agreements and instruments, if any, defining the rights of holders of long term debt entered into during the quarter ended
                     March 31, 1995 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange
                     Commission upon request.

  11                       STATEMENT RE COMPUTATION OF
                                PER SHARE EARNINGS
                     --------------------------------------------
                     Statement setting forth the computation of      A    X-A-1
                     per share earnings.

  27                          FINANCIAL DATA SCHEDULE                B    X-B-1
                              -----------------------

  28                            ADDITIONAL EXHIBITS
                                -------------------

         28.1        Registrant's  definitive   Proxy  Statement,
                     dated February 27, 1995 (incorporated by
                     reference, filed with the Securities and
                     Exchange Commission, File No. 1-1927).

__________
(2)      Pursuant to Item 601 of Regulation S-K.
