Form 10-Q
period 1995-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1995-08-14
CIK 42582

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                        COMMISSION FILE NUMBER:  1-1927


                       THE GOODYEAR TIRE & RUBBER COMPANY
             (Exact name of registrant as specified in its charter)

               OHIO                                                  34-0253240
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


                1144 EAST MARKET STREET, AKRON, OHIO  44316-0001
          (Address of principal executive offices, including Zip Code)


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

     Yes   X                                                      No
         -------                                                     -------
                      ___________________________________


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock,
     Without Par Value, Outstanding at July 31, 1995:              152,337,949

================================================================================



              The Goodyear Tire & Rubber Company and Subsidiaries
             Consolidated Statement of Income and Retained Earnings
                                   Unaudited

(Dollars in millions, except per share)
                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                       1995              1994           1995              1994
                                                      -------           -------        -------           -------
Net Sales                                            $3,350.8          $3,052.3        $6,594.1          $5,961.9

Cost of Goods Sold                                    2,550.6           2,260.4         5,038.0           4,455.8
Selling, Administrative and General Expense             478.1             477.8           961.6             948.2
Interest Expense                                         36.3              34.5            68.3              67.7
Other (Income) and Expense                                6.7             (21.4)            9.6             (31.6)
Foreign Currency Exchange                                 3.0              48.8            27.9              79.8
Minority Interest in Net Income of Subsidiaries           8.7               5.0            16.2               9.2
                                                  -----------       -----------     -----------       -----------
Income before Income Taxes                              267.4             247.2           472.5             432.8
United States and Foreign Taxes on Income                93.6              84.0           165.4             153.6
                                                  -----------       -----------     -----------       -----------
Net Income                                             $173.8            $163.2           307.1             279.2
                                                  ===========       ===========
Retained Earnings at Beginning of Period                                                2,194.5           1,740.9
                                                                                    -----------       -----------
                                                                                        2,501.6           2,020.1
Cash Dividends on Common Stock                                                             68.2              52.9
                                                                                    -----------       -----------
Retained Earnings at End of Period                                                     $2,433.4          $1,967.2
                                                                                    ===========       ===========
Per Share of Common Stock                               $1.15             $1.08           $2.03             $1.85
Dividends per Share                                     $0.25             $0.20           $0.45             $0.35
Average Shares Outstanding                        151,741,845       151,240,702     151,613,546       151,080,621

The accompanying notes are an integral part of this financial statement.


              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   Unaudited
(Dollars in millions)
                                                                                                  June 30,       December 31,
                                                                                                    1995             1994
                                                                                                   ------          --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                      $241.0            $250.9
     Accounts and notes receivable, less
        allowance 1995-$60.5, 1994- $54.0                                                          1,918.5           1,524.7
     Inventories
        Raw materials                                                                                385.2             269.9
        Work in process                                                                               88.3              69.8
        Finished product                                                                           1,340.9           1,085.4
                                                                                                 ---------         ---------
                                                                                                   1,814.4           1,425.1
     Prepaid expenses                                                                                507.6             422.0
                                                                                                 ---------         ---------
        TOTAL CURRENT ASSETS                                                                       4,481.5           3,622.7
OTHER ASSETS:
     Investments in affiliates, at equity                                                            114.7             133.4
     Long term accounts and notes receivable                                                         249.7             208.5
     Deferred charges and other miscellaneous assets                                                 785.7             775.9
                                                                                                 ---------         ---------
                                                                                                   1,150.1           1,117.8
PROPERTIES AND PLANTS, less accumulated depreciation
        1995-$4,717.7,   1994- $4,486.3                                                            4,431.1           4,382.8
                                                                                                 ---------         ---------
                                                                                                 $10,062.7          $9,123.3
                                                                                                 =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable- trade                                                                      $1,023.6          $1,013.9
     Compensation and benefits                                                                       781.7             745.2
     Other current liabilities                                                                       291.7             259.8
     United States and foreign taxes                                                                 340.4             326.2
     Notes payable to banks and overdrafts                                                           509.5             213.0
     Long term debt due within one year                                                               92.3              13.9
                                                                                                 ---------         ---------
        TOTAL CURRENT LIABILITIES                                                                  3,039.2           2,572.0
LONG TERM DEBT AND CAPITAL LEASES                                                                  1,278.9           1,108.7
COMPENSATION AND BENEFITS                                                                          2,193.7           2,173.4
OTHER LONG TERM LIABILITIES                                                                          329.3             322.1
MINORITY EQUITY IN SUBSIDIARIES                                                                      151.8             143.9
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value:
        Authorized 50,000,000 shares, unissued                                                      -                -
     Common stock, no par value:
        Authorized 300,000,000 shares
        Outstanding shares 152,024,039 (151,407,285 in 1994)
         after deducting 43,654,629 treasury shares (44,271,227 in 1994)                             152.0             151.4
     Capital surplus                                                                                 935.7             918.5
     Retained earnings                                                                             2,433.4           2,194.5
                                                                                                 ---------         ---------
                                                                                                   3,521.1           3,264.4
     Foreign currency translation adjustment                                                        (411.2)           (421.7)
     Minimum pension liability adjustment                                                            (40.1)            (39.5)
                                                                                                 ---------         ---------
        TOTAL SHAREHOLDERS' EQUITY                                                                 3,069.8           2,803.2
                                                                                                 ---------         ---------
                                                                                                 $10,062.7          $9,123.3
                                                                                                 =========         =========

The accompanying notes are an integral part of this financial statement.

                                      2.

               THE GOODYEAR TIRE & RUBBER COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(Dollars in millions)                                             Six Months Ended
                                                                      June 30,
                                                                  1995        1994
                                                                ------      ------
Cash Flows from Operating Activities:
      Net Income                                                $  307.1    $  279.2
       Adjustments to reconcile net income to net cash
        flows from operating activities:
         Depreciation                                              212.8       197.6
         Accounts and notes receivable                            (346.9)     (284.1)
         Inventories                                              (359.0)      (78.5)
         Accounts payable-trade                                     (8.8)        8.1
         Domestic pension funding                                 (133.0)      (30.0)
         Other assets and liabilities                               86.5       103.3
                                                                --------    --------
                  Total adjustments                               (548.4)      (83.6)
                                                                --------    --------
             Net cash (used in) provided by operating activities  (241.3)      195.6

Cash Flows from Investing Activities:
        Capital expenditures                                      (225.1)     (202.8)
        Short term securities acquired                             (11.1)     (205.4)
        Short term securities redeemed                              21.7       193.1
        Other transactions                                           4.0        (6.0)
                                                                --------    --------
             Net cash used in investing activities                (210.5)     (221.1)

Cash Flows from Financing Activities:
        Short term debt incurred                                   617.1       369.5
        Short term debt paid                                      (178.2)     (173.6)
        Long term debt incurred                                     84.3         6.4
        Long term debt and capital leases paid                     (29.1)      (61.5)
        Common stock issued                                         17.8        21.3
        Dividends paid                                             (68.2)      (52.9)
                                                                --------    --------
             Net cash provided by financing activities             443.7       109.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents        (1.8)       (3.0)
                                                                --------    --------
Net Change in Cash and Cash Equivalents                             (9.9)       80.7

Cash and Cash Equivalents at Beginning of the Period               250.9       188.5
                                                                --------    --------
Cash and Cash Equivalents at End of the Period                  $  241.0    $  269.2
                                                                ========    ========

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




ADJUSTMENTS
-----------
All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.



PER SHARE OF COMMON STOCK
-------------------------
Per share amounts have been computed based on the average number of common shares outstanding.

             The Goodyear Tire & Rubber Company and Subsidiaries
                             Segment Information
                                  Unaudited

(Dollars in millions)                   Three Months Ended         Six Months Ended
                                             June 30,                   June 30,
                                          1995         1994         1995         1994
                                        --------     --------     --------     --------
INDUSTRY SEGMENTS
SALES TO UNAFFILIATED CUSTOMERS
     Tires                              $2,532.3     $2,313.9     $5,025.4     $4,539.9
     Related products and services         329.7        284.1        575.6        543.9
                                        --------     --------     --------     --------
          Tires                          2,862.0      2,598.0      5,601.0      5,083.8
     General products                      457.5        434.9        931.2        845.2
     Oil transportation                     31.3         19.4         61.9         32.9
                                        --------     --------     --------     --------
          NET SALES                     $3,350.8     $3,052.3     $6,594.1     $5,961.9
                                        ========     ========     ========     ========
INCOME
     Tires                                $262.2       $295.3       $508.9       $531.2
     General products                       51.5         59.1         94.3        101.7
     Oil transportation                     14.9          3.2         22.8         (1.6)
                                        --------     --------     --------     --------
          OPERATING INCOME                 328.6        357.6        626.0        631.3
                                        --------     --------     --------     --------

     Exclusions from operating income      (61.2)      (110.4)      (153.5)      (198.5)
                                        --------     --------     --------     --------
     Income before income taxes           $267.4       $247.2       $472.5       $432.8
                                        ========     ========     ========     ========

GEOGRAPHIC SEGMENTS
SALES TO UNAFFILIATED CUSTOMERS
     United States                      $1,857.6     $1,783.0     $3,667.6     $3,518.1
     Europe                                715.2        561.5      1,388.1      1,075.0
     Latin America                         395.0        365.4        802.0        723.8
     Asia                                  212.1        181.4        393.4        337.4
     Canada                                170.9        161.0        343.0        307.6
                                        --------     --------     --------     --------
                                        $3,350.8     $3,052.3     $6,594.1     $5,961.9
                                        ========     ========     ========     ========
OPERATING INCOME
     United States                        $162.1       $180.7       $284.6       $315.1
     Europe                                 84.5         57.4        152.7        107.2
     Latin America                          53.9         87.0        131.0        157.7
     Asia                                   18.7         22.0         42.1         37.3
     Canada                                  9.4         10.5         15.6         14.0
                                        --------     --------     --------     --------
                                          $328.6       $357.6       $626.0       $631.3
                                        ========     ========     ========     ========

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                             ---------------------

CONSOLIDATED
------------

     SECOND QUARTER: Sales for the second quarter of 1995 were $3.35 billion, increasing 9.8 percent from sales of $3.05 billion in the 1994 period. Net income was $173.8 million or $1.15 per share in the second quarter of 1995, increasing 6.5 percent from net income of $163.2 million or $1.08 per share in the 1994 period.

     The Company's tire unit sales volume rose 1.1 percent from 1994's second quarter, with increases in the original equipment markets in Europe, the U.S., Asia and Latin America and in the replacement markets in Latin America and Europe. Tire unit sales in the North American (U.S. and Canada) original equipment market increased slightly.

     Tire revenue growth of 9.4 percent over the second quarter of 1994 exceeded tire unit sales growth, due primarily to higher average selling prices resulting from both worldwide pricing improvements and the favorable effect of the strengthening of various European currencies versus the U.S. dollar.

     Cost of goods sold rose to 76.1 percent of sales from 74.1 percent in 1994's second quarter, primarily as a result of higher raw material and labor costs. Raw material costs are not expected to increase significantly for the balance of 1995 but are expected to remain higher than in 1994. Manufacturing costs were favorably impacted by productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

     Selling, administrative and general expense decreased to 14.3 percent of sales from 15.7 percent in 1994's second quarter, reflecting efficiencies achieved through increased sales and the effects of ongoing cost containment measures. Other income and expense was adversely impacted by lower interest income on time deposits, but foreign currency exchange expense was significantly lower, both of which were due primarily to the effects of a Brazilian economic plan.

     Effective July 1, 1994, the Brazilian government implemented a new economic plan (the Real plan) designed to reduce inflation. The Real plan did not adversely affect net income in Brazil or unit sales in either Brazil or its export markets. However, while sales increased, segment operating income in Brazil decreased due in part to lower interest income on time deposits resulting in part from the effects of the Real plan. In addition, raw material costs were higher and increased labor costs could not be fully recovered due to governmental controls on pricing. Operations in Brazil accounted for approximately 5 percent of consolidated sales and 5 percent of consolidated operating income in the second quarter of 1995, compared to approximately 5 percent and 16 percent, respectively, in the 1994 period. Due to the potential volatility of Brazil's economy, it is uncertain if this level of contribution will continue in future periods.

     SIX MONTHS: Sales for the first six months of 1995 were $6.59 billion, increasing 10.6 percent from sales of $5.96 billion in the 1994 period. Net income was $307.1 million or $2.03 per share in the first six months of 1995, increasing 10.0 percent from net income of $279.2 million or $1.85 per share in the 1994 period.

     The Company's tire unit sales volume increased 1.8 percent from 1994's first six months. Original equipment volume increased in all regions, and replacement tire unit sales increased in Europe, Latin America and Canada.

     Tire revenue growth of 10.7 percent over the first six months of 1994 exceeded tire unit sales growth, due primarily to higher average selling prices resulting from both worldwide pricing improvements and the favorable effect of the strengthening of various European currencies versus the U.S. dollar.

     Cost of goods sold rose to 76.4 percent of sales from 74.7 percent in 1994's first six months, primarily as a result of higher raw material and labor costs. Manufacturing costs were favorably impacted by productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

     Selling, administrative and general expense decreased to 14.6 percent of sales from 15.9 percent in 1994's first six months, reflecting efficiencies achieved through increased sales and the effects of ongoing cost containment measures. Other income and expense was adversely impacted by lower interest income on time deposits, but foreign currency exchange expense was significantly lower, both of which were due primarily to the effects of the previously mentioned Brazilian economic plan.

     Operations in Brazil accounted for approximately 6 percent of consolidated sales and 9 percent of consolidated operating income in the first six months of 1995, compared to approximately 5 percent and 16 percent, respectively, in the 1994 period. Due to the potential volatility of Brazil's economy, it is uncertain if this level of contribution will continue in future periods.

SEGMENT INFORMATION
-------------------

     Segment operating income in the second quarter of 1995 was $328.6 million, decreasing 8.1 percent from $357.6 million in the 1994 period. Segment operating income decreased to 9.8 percent of sales in the second quarter of 1995 from 11.7 percent in the 1994 period. The decrease in segment operating margin was due primarily to higher raw material and labor costs and lower interest income in Brazil.

     Segment operating income in the first six months of 1995 was $626.0 million, decreasing slightly from $631.3 million in the 1994 period. Segment operating income decreased to 9.5 percent of sales in the first six months of 1995 from 10.6 percent in the 1994 period.

INDUSTRY SEGMENTS
-----------------

Tires
-----

     SECOND QUARTER: Sales of $2.86 billion increased 10.2 percent from $2.59 billion in the 1994 period. Operating income of $262.2 million decreased 11.2 percent from $295.3 million in the 1994 period.

     Sales increased due primarily to higher average selling prices, resulting from both worldwide pricing improvements and the favorable effect of the strengthening of various European currencies versus the U.S. dollar. Sales also increased due to higher unit sales volume.

     The following table presents changes in tire unit sales:

       Increase (Decrease) in Company Tire Unit Sales - - Second Quarter
       -----------------------------------------------------------------

                                                        1995 vs. 1994
                                                        -------------
U.S.                                                       (0.7) %
International                                               3.2  %
Worldwide                                                   1.1  %

     Unit sales increased in the original equipment markets in Europe, the U.S., Asia and Latin America and in the replacement markets in Latin America and Europe. Unit sales in the North American (U.S. and Canada) original equipment market increased slightly. The Company expects demand in the original equipment market in North America during 1995 to be approximately the same as during 1994.

     Operating income decreased due primarily to higher raw material and labor costs and lower interest income in Brazil. Operating income was favorably impacted by worldwide pricing improvements, increased tire unit sales volume, productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

     Tire operations in Brazil accounted for approximately 5 percent of tire segment sales and 4 percent of tire segment operating income in the second quarter of 1995, compared to approximately 5 percent and 13 percent, respectively, in the 1994 period. The decrease was due primarily to higher raw material and labor costs and lower interest income.

     SIX MONTHS: Sales of $5.60 billion increased 10.2 percent from $5.08 billion in the 1994 period. Operating income of $508.9 million decreased 4.2 percent from $531.2 million in the 1994 period.

     Sales increased due primarily to higher average selling prices, resulting from both worldwide pricing improvements and the favorable effect of the strengthening of various European currencies versus the U.S. dollar. Sales also increased due to higher unit sales volume.

     The following table presents changes in tire unit sales:

         Increase (Decrease) in Company Tire Unit Sales - - Six Months
         -------------------------------------------------------------
                                                        1995 vs. 1994
                                                        -------------
U.S.                                                        (2.9) %
International                                                8.0  %
Worldwide                                                    1.8  %

     Original equipment volume increased in all regions, and replacement tire unit sales increased in Europe, Latin America and Canada.

     Operating income decreased due primarily to higher raw material and labor costs and lower interest income in Brazil. Operating income was favorably impacted by worldwide pricing improvements, increased tire unit sales volume, productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures.

     Tire operations in Brazil accounted for approximately 6 percent of tire segment sales and 8 percent of tire segment operating income in the first six months of 1995, compared to approximately 5 percent and 13 percent, respectively, in the 1994 period.

General Products
----------------

     SECOND QUARTER: Sales of $457.5 million increased 5.2 percent from $434.9 million in the 1994 period. Operating income of $51.5 million decreased 12.9 percent from $59.1 million in the 1994 period.

     Sales in engineered products increased due primarily to higher volume, but operating income was lower as a result of higher raw material and labor costs and lower interest income in Brazil. Sales in chemical products rose and operating income was higher due primarily to increased volume and pricing improvements, although raw material costs were higher.

     Operations in Brazil accounted for approximately 7 percent of general products segment sales and 12 percent of general products segment operating income in the second quarter of 1995, compared to approximately 8 percent and 34 percent, respectively, in the 1994 period. The decrease was due primarily to higher raw material and labor costs and lower interest income.

     SIX MONTHS: Sales of $931.2 million increased 10.2 percent from $845.2 million in the 1994 period. Operating income of $94.3 million decreased 7.3 percent from $101.7 million in the 1994 period.

     Sales in engineered products increased due primarily to higher volume, but operating income was lower as a result of higher raw material and labor costs and lower interest income in Brazil. Sales in chemical products rose and operating income was higher due primarily to increased volume and pricing improvements, although raw material costs were higher.

     Operations in Brazil accounted for approximately 7 percent of general products segment sales and 16 percent of general products segment operating income in the first six months of 1995, compared to approximately 7 percent and 30 percent, respectively, in the 1994 period.

Oil Transportation
------------------

     SECOND QUARTER: Sales of $31.3 million increased from $19.4 million in the 1994 period. Operating income of $14.9 million increased from $3.2 million in the 1994 period. The improvement was due primarily to increased throughput in the All American Pipeline System, higher average tariffs and the effects of ongoing cost containment measures.

     SIX MONTHS: Sales of $61.9 million increased from $32.9 million in the 1994 period. Operating income was $22.8 million, compared to an operating loss of $1.6 million in the 1994 period. The improvement was due primarily to increased throughput in the

All American Pipeline System, higher average tariffs and the effects of ongoing cost containment measures. Operating income in the 1995 period included a charge of $5.0 million for the writedown of surplus construction pipe, material and equipment.

     The Company anticipates that quarterly revenue in the oil transportation segment for the remainder of 1995 will be at substantially the same level as the second quarter and annual revenue in 1996 will be substantially the same as in 1995.

GEOGRAPHIC SEGMENTS
-------------------

U.S. Operations
---------------

     SECOND QUARTER: Sales of $1.86 billion increased 4.2 percent from $1.78 billion in the 1994 period. Operating income of $162.1 million decreased 10.3 percent from $180.7 million in the 1994 period.

     Sales increased and operating income was favorably affected by pricing improvements, higher throughput and average tariffs in the All American Pipeline System and increased unit sales volume of engineered and chemical products.

      Despite productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures, operating income decreased due primarily to higher raw material and labor costs and lower tire unit sales volume.

     SIX MONTHS: Sales of $3.67 billion increased 4.2 percent from $3.52 billion in the 1994 period. Operating income of $284.6 million decreased 9.7 percent from $315.1 million in the 1994 period.

     Sales were higher and operating income was favorably affected by pricing improvements, increased unit sales volume of engineered and chemical products and higher throughput and average tariffs in the All American Pipeline System.

      Despite productivity improvements, efficiencies resulting from continued high levels of capacity utilization and the effects of ongoing cost containment measures, operating income decreased due primarily to increased raw material and labor costs and lower tire unit sales volume.


International Operations
------------------------

     SECOND QUARTER: Sales of $1.49 billion increased 17.6 percent from $1.27 billion in the 1994 period. Operating income of $166.5 million decreased 5.9 percent from $176.9 million in the 1994 period.

     In Europe, sales and operating income increased due primarily to pricing improvements, the favorable impact of currency translations and improved tire unit sales volume. Operating income also benefited from improved productivity, although manufacturing costs, primarily for raw materials, were higher.

     In Latin America, sales increased, especially in Brazil, due primarily to higher tire unit sales volume and pricing improvements. Operating income was lower despite productivity improvements, due primarily to increased raw material and labor costs and lower interest income in Brazil.

     In Asia, sales increased due primarily to improved results in natural rubber operations, pricing improvements and higher tire unit sales volume. Operating income decreased as a result of higher raw material costs, although productivity improved.

     In Canada, sales increased due primarily to pricing improvements. Operating income decreased due primarily to higher raw material costs and lower tire unit sales volume.

     SIX MONTHS: Sales of $2.92 billion increased 19.8 percent from $2.44 billion in the 1994 period. Operating income of $341.4 million increased 8.0 percent from $316.2 million in the 1994 period.

     In Europe, sales and operating income increased due primarily to the favorable impact of currency translations, improved tire unit sales volume and pricing improvements. Operating income benefited from improved productivity, although manufacturing costs, primarily for raw materials, were higher.

     In Latin America, sales increased, especially in Brazil, due primarily to higher tire unit sales volume and pricing improvements. Operating income was lower despite productivity improvements, due primarily to increased raw material and labor costs and lower interest income in Brazil.

     In Asia, sales and operating income increased due primarily to improved results in natural rubber operations, pricing improvements, higher tire unit sales volume and productivity improvements. Operating income was adversely impacted by higher raw material costs.

     In Canada, sales and operating income increased due primarily to higher tire unit sales volume and lower selling, administrative and general expenses, although raw material costs were higher.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Net cash used in operating activities was $241.3 million during the first six months of 1995, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, reflecting higher selling prices and increased unit sales volume, and inventories, reflecting higher raw material costs and increased finished goods quantities. Cash was also used for pension funding.

     Net cash used in investing activities was $210.5 million during the first six months of 1995. Capital expenditures of $225.1 million were the primary use of cash for investing activities. Capital expenditures were primarily for plant modernizations and expansions and new tire molds and are expected to total approximately $650 million in 1995.

     Net cash provided by financing activities was $443.7 million during the first six months of 1995. Additional debt was incurred in the period to support the previously mentioned increased working capital requirements, capital expenditures and pension funding. Consolidated debt at June 30, 1995 was $1,880.7 million, an increase of $545.1 million from December 31, 1994. Consolidated debt represents 38.0 percent of total debt plus shareholders' equity, compared to 32.3 percent at December 31, 1994.

     In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company has entered into various interest rate contracts. At June 30, 1995 interest rate swap contracts totaling $395 million in notional principal amount were in place whereunder the Company pays a fixed amount and receives a variable amount equivalent to LIBOR. The interest rate contracts fix the effective interest cost of floating rate debt and, at June 30, 1995, had an average life to maturity of 1.33 years, a weighted average stated fixed rate of
8.95 percent and would cost an estimated $18.2 million to sell or unwind. During the second quarter and first six months of 1995, the Company paid under these contracts a weighted average fixed rate of 8.95 percent and 8.42 percent, respectively, and received various LIBOR rates equivalent to a weighted average of 6.55 percent and 6.17 percent, respectively. The Company was also party to an interest rate contract of $50 million in notional principal amount at June 30, 1995 whereunder the Company pays a variable rate based on LIBOR and receives a fixed rate. At June 30, 1995 this contract had a life to maturity of 2.71 years, a stated fixed rate of 6.69 percent and would yield an estimated $1.2 million if sold or unwound. During the second quarter and first six months of 1995, the Company paid under this contract a variable rate averaging
6.44 percent and 6.03 percent, respectively, and received a fixed rate of 6.69 percent. At June 30, 1995, the interest rate on approximately 56.3 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 73 percent at December 31, 1994.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 1995 the Company had short term credit lines and overdraft arrangements totaling $1.6 billion, of which $480.4 million were unused. The Company also had available long term credit sources at June 30, 1995 totaling $1.9 billion, of which $1.2 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

          Reference is made to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report") and to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the "Quarterly Report"), wherein Registrant reported certain legal proceedings at
Item 3, pages 14, 15 and 16, of the Annual Report and at Item 1, page 12, of the Quarterly Report.

          A. Registrant reports the following developments in respect of certain of the legal proceedings described at Item 3 of the Annual Report:

          As reported at paragraph (A) of Item 3, at page 14, of the Annual Report, Registrant is the defendant in 61 civil actions in the United States District Court for the District of Maryland ("Maryland District Court") relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), a wholly-owned subsidiary of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly (the "Cumberland Plant"), which was closed in 1987. The plaintiffs in the 61 civil actions are seeking an aggregate of $570 million of compensatory damages and $5.66 billion of punitive damages.

          Four new civil actions have been filed in the Maryland District Court against Registrant alleging exposure by former Kelly employees at the Cumberland Plant. As in the previously reported 61 civil actions currently pending before the Maryland District Court, the plaintiffs allege that they have contracted certain diseases as the result of exposure to allegedly toxic substances at the Cumberland Plant and that, among other things, Registrant, as the manufacturer or seller of certain allegedly toxic materials used at the Cumberland Plant, negligently failed to warn Kelly employees of the health risks associated with their employment and failed to implement procedures to preserve their health and safety. The plaintiffs in the four new civil actions are seeking a total of $80 million of compensatory damages and $800 million of punitive damages.

          The plaintiffs in the 65 civil actions pending before the Maryland District Court referred to above are seeking an aggregate of $650 million of compensatory damages and $6.46 billion of punitive damages.

          B.  Registrant also reports the following new legal proceeding:

          In April of 1995, the Company received a subpoena issued in connection with an industry-wide investigation being conducted by the Cleveland, Ohio office of the Antitrust Division of the United States Department of Justice into possible violations of Section 1 of the Sherman
Act by tire manufacturers. The subpoena calls for the production of documents to a Federal grand jury sitting in Cleveland. The Company is in the process of responding to the subpoena and is cooperating fully with the Department of Justice in the investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

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

   Name of Director       Shares Voted For     Shares Withheld or Abstained
   ----------------       ----------------     ----------------------------
   John G Breen             126,694,683                  6,399,850
   William E Butler         132,033,301                  1,061,232
   Stanley C Gault          132,016,168                  1,078,365
   George H Schofield       132,064,326                  1,030,207



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

          [The information set forth above in Response to Item 4 of Part II was also set forth at Item 4 of Part II of Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1995.]

          Effective April 15, 1995, Mr Samir F Gibara was elected a director and President and Chief Operating Officer of Registrant by the Board of Directors of Registrant to fill the vacancy which resulted from the retirement of Mr Wells effective April 14, 1995. Mr Charles W Parry retired from the Board of Directors on April 11, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

          (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by Registrant during the quarter ended June 30, 1995.


                              S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GOODYEAR TIRE & RUBBER COMPANY
                                                    (Registrant)


Date:  August 14, 1995                  By         /s/ George E Strickler
                                           ------------------------------------
                                                     George E Strickler,
                                                     Vice President and
                                                         Comptroller

                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                        and signing as the Principal Accounting
                                        Officer of Registrant.)


                                                THE GOODYEAR TIRE & RUBBER COMPANY

                                                   QUARTERLY REPORT ON FORM 10-Q
                                                FOR THE QUARTER ENDED JUNE 30, 1995

                                                       INDEX OF EXHIBITS (1)
   EXHIBIT                                                                                                        EXHIBIT
-------------                                                                                                   -------------
Table
Item
No. (2)    No.                                       Description of Exhibit                                     Letter   Page
-------    ----                -----------------------------------------------------------------                ------   ----
   4                                                  INSTRUMENTS DEFINING
                                                THE RIGHTS OF SECURITY HOLDERS,
                                                      INCLUDING INDENTURES
                                        ------------------------------------------------

            4.1               Certificate   of   Amended   Articles  of Incorporation of Registrant, dated
                              December 20, 1954, and Certificate of Amendment to Amended Articles of
                              Incorporation of Registrant, dated April 6, 1993, two documents comprising
                              Registrant's Articles of Incorporation as amended to date (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to
                              Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

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

-------------

(2)  Pursuant to Item 601 of Regulation S-K



   EXHIBIT                                                                                                        EXHIBIT
-------------                                                                                                   -------------
Table
Item
No. (2)     No.                                      Description of Exhibit                                     Letter   Page
-------     ----               -----------------------------------------------------------------                ------   ----
            4.3              Conformed Copy of Rights Agreement, dated as of July 2, 1986, between
                             Registrant and Manufacturers Hanover Trust Company, Rights Agent and a
                             copy of the Appointment of Successor Rights Agent, dated March 21,
                             1990, whereunder Registrant appointed First Chicago Trust Company of New York as the Successor Rights Agent under the Rights Agreement
                             (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.3 to Registrant's Registration Statement on Form S-3,
                             File No. 33-43144).

             4.4             Conformed Copy of Amendment to Rights Agreement dated as of April 6, 1993 between Registrant and First Chicago Trust Company of New York (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             March 31, 1993).

             4.5             Specimen nondenominational Certificate for shares of the Common Stock, Without
                             Par Value, of the Registrant; one certificate, First Chicago Trust Company of New York as transfer agent and registrar, effective for issuances of new certificates on or after May 4, 1993 (incorporated by reference, filed with the Securities and Exchange
                             Commission as Exhibit C to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

-------------

(2)  Pursuant to Item 601 of Regulation S-K



   EXHIBIT                                                                                                        EXHIBIT
-------------                                                                                                   -------------
Table
Item
No. (2)  No.                                         Description of Exhibit                                     Letter   Page
-------  ----                  -----------------------------------------------------------------                ------   ----
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

                             No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended June 30, 1995.

                             In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments, if any, defining the rights of holders of long term debt entered into during the quarter ended June 30, 1995 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith.  The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the
                             Securities and Exchange Commission upon request.

-------------

(2)  Pursuant to Item 601 of Regulation S-K



   EXHIBIT                                                                                                        EXHIBIT
-------------                                                                                                   --------------
Table
Item
No. (2)     No.                                      Description of Exhibit                                     Letter    Page
-------     ----               -----------------------------------------------------------------                ------    ----
  11                                             STATEMENT RE COMPUTATION OF
                                                      PER SHARE EARNINGS
                                         --------------------------------------------

                             Statement setting forth the computation of per share earnings.                       A       X-A-1



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

-------------

(2)  Pursuant to Item 601 of Regulation S-K



                                   EXHIBIT A

                       THE GOODYEAR TIRE & RUBBER COMPANY
                                AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

     Set forth below are computations, on a primary basis and on a fully diluted basis in accordance with subparagraph (b) (11) of Item 601 of Regulation S-K of the Securities and Exchange Commission, of earnings per share of the Common Stock, without par value, of Registrant.






(Dollars in millions,
 except per share)               Three Months Ended               Six Months Ended
                                      June 30,                        June 30,
                               1995            1994              1995         1994
                             --------        --------          --------     --------
Primary:

Net Income                       $173.8        $163.2             $307.1        $279.2

Adjusted average number of
  shares outstanding        153,773,661   153,093,264        153,240,246   153,310,286

Primary earnings per              $1.13         $1.07              $2.00         $1.82
  share


Fully Diluted:

Net Income                       $173.8        $163.2             $307.1        $279.2

Adjusted average number
  of shares outstanding     153,868,214   153,093,264        153,739,915   153,310,286

Fully diluted earnings
  per share                       $1.13         $1.07              $2.00         $1.82


     The foregoing computations do not reflect any significant potentially dilutive effect Registrant's Preferred Stock Purchase Rights Plan could have in the event such Rights become exercisable and any shares of either Series A Preferred Stock or Common Stock of Registrant are issued upon the exercise of such Rights. Reference is made to the Note captioned " Preferred Stock Purchase Rights Plan" in the Notes to Financial Statements set forth in Item 8 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1994 at page 49.



                                   X - A - 1