Form 10-Q
period 1995-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1995-11-13
CIK 42582

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

           Yes   X                                    No
               -----                                    -----

                      ___________________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock,
     Without Par Value, Outstanding at October 31, 1995:     152,430,260

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   Unaudited


(Dollars in millions, except per share)
                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                         1995             1994                       1995             1994
                                                    ----------        ----------                  ---------        ---------
Net Sales                                             $3,305.1         $3,115.8                    $9,899.2         $9,077.7

Cost of Goods Sold                                     2,558.4          2,362.4                     7,596.4          6,818.2
Selling, Administrative and General Expense              470.0            492.0                     1,431.6          1,440.2
Interest Expense                                          33.2             32.6                       101.5            100.3
Other (Income) and Expense                                 6.7             (4.1)                       16.3            (35.7)
Foreign Currency Exchange                                 (5.6)            (4.2)                       22.3             75.6
Minority Interest in Net Income of Subsidiaries           10.9              7.5                        27.1             16.7
                                                    ----------        ---------                   ---------        ---------
Income before Income Taxes                               231.5            229.6                       704.0            662.4
United States and Foreign Taxes on Income                 74.0             78.3                       239.4            231.9
                                                    ----------        ---------                   ---------        ---------
Net Income                                              $157.5           $151.3                       464.6            430.5
                                                    ==========        =========
Retained Earnings at Beginning of Period                                                            2,194.5          1,740.9
                                                                                                  ---------        ---------
                                                                                                    2,659.1          2,171.4
Cash Dividends on Common Stock                                                                        106.3             83.1
                                                                                                  ---------        ---------
Retained Earnings at End of Period                                                                 $2,552.8         $2,088.3
                                                                                                  =========        =========

Per Share of Common Stock                                $1.03            $1.00                       $3.06            $2.85

Dividends per Share                                      $0.25            $0.20                       $0.70            $0.55

Average Shares Outstanding                         152,295,197      151,305,777                 151,845,157      151,150,871





The accompanying notes are an integral part of this financial statement.
                                      1.

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  Unaudited

(Dollars in millions)
                                                               Sept. 30,             December 31,
                                                                 1995                   1994
                                                             -------------          -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $223.2                $250.9
     Accounts and notes receivable, less
        allowance 1995-$58.0, 1994- $54.0                        1,935.0               1,524.7
     Inventories
        Raw materials                                              357.2                 269.9
        Work in process                                             86.4                  69.8
        Finished product                                         1,345.2               1,085.4
                                                           -------------         -------------
                                                                 1,788.8               1,425.1
     Prepaid expenses                                              596.8                 422.0
                                                           -------------         -------------
        TOTAL CURRENT ASSETS                                     4,543.8               3,622.7
OTHER ASSETS:
     Investments in affiliates, at equity                          121.2                 133.4
     Long term accounts and notes receivable                       261.0                 208.5
     Deferred charges and other miscellaneous assets               776.7                 775.9
                                                           -------------         -------------
                                                                 1,158.9               1,117.8
PROPERTIES AND PLANTS, less accumulated depreciation
        1995-$4,751.5,   1994-$4,486.3                           4,457.3               4,382.8
                                                           -------------         -------------
                                                               $10,160.0              $9,123.3
                                                           =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable-trade                                     $1,036.9              $1,013.9
     Compensation and benefits                                     806.4                 745.2
     Other current liabilities                                     269.1                 259.8
     United States and foreign taxes                               366.3                 326.2
     Notes payable to banks                                        495.9                 213.0
     Long term debt due within one year                             30.3                  13.9
                                                           -------------         -------------
        TOTAL CURRENT LIABILITIES                                3,004.9               2,572.0
LONG TERM DEBT AND CAPITAL LEASES                                1,288.2               1,108.7
COMPENSATION AND BENEFITS                                        2,193.3               2,173.4
OTHER LONG TERM LIABILITIES                                        326.6                 322.1
MINORITY EQUITY IN SUBSIDIARIES                                    156.5                 143.9
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value:
        Authorized 50,000,000 shares, unissued                        -                     -
     Common stock, no par value:
        Authorized 300,000,000 shares
        Outstanding shares 152,422,435 (151,407,285 in 1994)
         after deducting 43,256,233 treasury shares
         (44,271,227 in 1994)                                      152.4                 151.4
     Capital surplus                                               949.1                 918.5
     Retained earnings                                           2,552.8               2,194.5
                                                           -------------         -------------
                                                                 3,654.3               3,264.4
     Foreign currency translation adjustment                      (424.4)               (421.7)
     Minimum pension liability adjustment                          (39.4)                (39.5)
                                                           -------------         -------------
        TOTAL SHAREHOLDERS' EQUITY                               3,190.5               2,803.2
                                                           -------------         -------------
                                                               $10,160.0              $9,123.3
                                                           =============         =============

The accompanying notes are an integral part of this financial statement.
                                       2.

THE GOODYEAR TIRE & RUBBER COMPANY & SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Unaudited

(Dollars in millions)                                                                             Nine Months Ended
                                                                                                    September 30,
                                                                                              1995               1994
Cash Flows from Operating Activities:                                                     ----------          ---------
      Net Income                                                                              $464.6             $430.5
       Adjustments to reconcile net income to net cash
        flows from operating activities:
                Depreciation                                                                   321.2              300.6
                Accounts and notes receivable                                                 (380.5)            (381.8)
                Inventories                                                                   (347.1)             (19.0)
                Accounts payable-trade                                                          14.7               27.4
                Domestic pension funding                                                      (231.4)            (160.3)
                Other assets and liabilities                                                   137.8              179.6
                                                                                          ----------          ---------
                                    Total adjustments                                         (485.3)             (53.5)
                                                                                          ----------          ---------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (20.7)             377.0

Cash Flows from Investing Activities:
        Capital expenditures                                                                  (373.5)            (311.1)
        Short term securities acquired                                                         (21.4)            (241.3)
        Short term securities redeemed                                                          30.9              251.2
        Other transactions                                                                       7.4                8.8
                                                                                          ----------          ---------
             NET CASH USED IN INVESTING ACTIVITIES                                            (356.6)            (292.4)

Cash Flows from Financing Activities:
        Short term debt incurred                                                               625.2              412.4
        Short term debt paid                                                                  (222.8)            (251.4)
        Long term debt incurred                                                                127.9               34.4
        Long term debt and capital leases paid                                                 (98.1)             (95.4)
        Common stock issued                                                                     29.0               39.5
        Dividends paid                                                                        (106.3)             (83.1)
                                                                                          ----------          ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                         354.9               56.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                    (5.3)              (1.6)
                                                                                          ----------          ---------
Net Change in Cash and Cash Equivalents                                                        (27.7)             139.4

Cash and Cash Equivalents at Beginning of the Period                                           250.9              188.5
                                                                                          ----------          ---------
Cash and Cash Equivalents at End of the Period                                                $223.2             $327.9
                                                                                          ==========          =========




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

             THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                             SEGMENT INFORMATION
                                  Unaudited

(Dollars in millions)
                                                       Three Months Ended                              Nine Months Ended
                                                           Sept. 30,                                       Sept. 30,
                                                     1995              1994                       1995               1994
                                                   ---------         ---------                  ----------        ---------
INDUSTRY SEGMENTS
SALES TO UNAFFILIATED CUSTOMERS
     Tires                                          $2,543.2          $2,401.0                    $7,568.6          $6,940.9
     Related products and services                     307.4             276.1                       883.0             820.0
                                                   ---------         ---------                  ----------        ----------
          Tires                                      2,850.6           2,677.1                     8,451.6           7,760.9
     General products                                  422.3             414.3                     1,353.5           1,259.5
     Oil transportation                                 32.2              24.4                        94.1              57.3
                                                   ---------         ---------                  ----------        ----------
          NET SALES                                 $3,305.1          $3,115.8                    $9,899.2          $9,077.7
                                                   =========         =========                  ==========        ==========
INCOME
     Tires                                            $250.7            $249.8                      $759.6            $781.0
     General products                                   34.9              31.3                       129.2             133.0
     Oil transportation                                 16.1               7.9                        38.9               6.3
                                                   ---------         ---------                  ----------        ----------
          OPERATING INCOME                             301.7             289.0                       927.7             920.3
                                                   ---------         ---------                  ----------        ----------

     Exclusions from operating income                  (70.2)            (59.4)                     (223.7)           (257.9)
                                                   ---------         ---------                  ----------        ----------
     Income before income taxes                       $231.5            $229.6                      $704.0            $662.4
                                                   =========         =========                  ==========        ==========

GEOGRAPHIC SEGMENTS
SALES TO UNAFFILIATED CUSTOMERS
     United States                                  $1,835.6          $1,828.4                    $5,503.2          $5,346.5
     Europe                                            706.0             558.3                     2,094.1           1,633.3
     Latin America                                     376.8             383.4                     1,178.8           1,107.2
     Asia                                              216.9             177.8                       610.3             515.2
     Canada                                            169.8             167.9                       512.8             475.5
                                                   ---------         ---------                  ----------        ----------
                                                    $3,305.1          $3,115.8                    $9,899.2          $9,077.7
                                                   =========         =========                  ==========        ==========

OPERATING INCOME
     United States                                    $143.3            $151.4                      $427.9            $466.5
     Europe                                             79.3              50.3                       232.0             157.5
     Latin America                                      48.2              60.8                       179.2             218.5
     Asia                                               24.4              20.0                        66.5              57.3
     Canada                                              6.5               6.5                        22.1              20.5
                                                   ---------         ---------                  ----------        ----------
                                                      $301.7            $289.0                      $927.7            $920.3
                                                   =========         =========                  ==========        ==========

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

CONSOLIDATED
------------
     THIRD QUARTER: Sales of $3.31 billion increased 6.1 percent from $3.12 billion in the 1994 period. Net income was $157.5 million or $1.03 per share, increasing 4.1 percent from $151.3 million or $1.00 per share in the 1994 period.

     Sales increased due primarily to worldwide pricing improvements and the strengthening of various European currencies versus the dollar. Tire unit sales decreased 1.4 percent from the 1994 period, due primarily to reduced volume in the U.S. and in Latin America.

     Cost of goods sold rose to 77.4 percent of sales from 75.8 percent in the 1994 period, primarily as a result of higher raw material and labor costs. Raw material costs are not expected to increase significantly for the balance of 1995 but are expected to remain higher than in 1994. Manufacturing costs reflected efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

     Selling, administrative and general expense decreased to 14.2 percent of sales from 15.8 percent in the 1994 period, reflecting increased sales, lower compensation and benefit costs in the U.S. and ongoing cost containment measures. Tax expense benefited from a reduction in the estimated annual effective tax rate, due primarily to lower U.S. taxes on foreign source income. Other income and expense was adversely impacted by lower interest income in Latin America, resulting primarily from reduced levels of time deposits in Brazil.

     Operations in Brazil accounted for 4.3 percent of consolidated sales and
2.1 percent of consolidated operating income, compared to 5.0 percent and 11.1 percent, respectively, in the 1994 period. The decrease primarily affected the tire segment and resulted from higher raw material and labor costs, reduced tire unit sales and lower interest income. It is difficult to forecast future levels of contribution due to Brazil's current economic downturn and the general volatility of its economy.

    NINE MONTHS: Sales of $9.90 billion increased 9.0 percent from $9.08 billion in the 1994 period. Net income was $464.6 million or $3.06 per share, increasing 7.9 percent from $430.5 million or $2.85 per share in the 1994 period.

     Sales increased due primarily to pricing improvements and the strengthening of various European currencies versus the dollar. Tire unit sales rose slightly from the 1994 period, reflecting increased volume in international markets.

     Cost of goods sold rose to 76.7 percent of sales from 75.1 percent in the 1994 period, primarily as a result of higher raw material and labor costs. Manufacturing costs reflected efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

     Selling, administrative and general expense decreased to 14.5 percent of sales from 15.9 percent in the 1994 period, reflecting increased sales and ongoing cost containment measures. The Company's effective tax rate decreased, due primarily to lower U.S. taxes on foreign source income. Other income and expense was adversely impacted by lower interest income in Latin America, but foreign currency exchange expense was significantly lower, both of which were due primarily to the effects of a Brazilian economic plan.

     Effective July 1, 1994, the Brazilian government implemented a new economic plan (the Real plan) designed to reduce inflation. The Real plan did not adversely affect net income in Brazil or unit sales in either Brazil or its export markets. However, while sales increased, segment operating income in Brazil decreased due primarily to lower interest income on time deposits resulting from the effects of the Real plan. In addition, raw material costs were higher and increased labor costs could not be fully recovered due to governmental controls on pricing.

     Operations in Brazil accounted for 5.3 percent of consolidated sales and
6.6 percent of consolidated operating income, compared to 5.1 percent and 14.4 percent, respectively, in the 1994 period. The decrease was due primarily to higher raw material and labor costs and lower interest income.

SEGMENT INFORMATION
-------------------
     THIRD QUARTER:  Segment operating income was $301.7 million, increasing
4.4 percent from $289.0 million in the 1994 period. Segment operating income decreased to 9.1 percent of sales from 9.3 percent in the 1994 period, reflecting higher, although leveling, raw material costs and lower interest income in Brazil.

     NINE MONTHS: Segment operating income was $927.7 million, increasing slightly from $920.3 million in the 1994 period. Segment operating income decreased to 9.4 percent of sales from 10.1 percent in the 1994 period.

INDUSTRY SEGMENTS
-----------------
Tires
-----
     THIRD QUARTER: Sales of $2.85 billion increased 6.5 percent from $2.68 billion in the 1994 period. Operating income of $250.7 million increased slightly from $249.8 million in the 1994 period.

     Sales increased due primarily to worldwide pricing improvements and the strengthening of various European currencies versus the dollar. Tire unit sales were lower, as discussed below.

     The following table presents changes in tire unit sales:

Increase (Decrease) in Company Tire Unit Sales - - Third Quarter
----------------------------------------------------------------
                                                1995 vs. 1994
                                                -------------
U.S.                                                (3.0) %
International                                         .7  %
Worldwide                                           (1.4) %

     Unit sales in the U.S. replacement market decreased, reflecting reduced demand industrywide and competitive pricing pressures. Unit sales increased in Europe, Asia and the North American (U.S. and Canada) original equipment market.

     Operating income increased due primarily to improved results in Europe, efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures. Operating income reflected higher raw material and labor costs, reduced unit sales and lower interest income in Brazil.

     Tire operations in Brazil accounted for 4.1 percent of tire segment sales and .5 percent of tire segment operating income, compared to 5.0 percent and
10.0 percent, respectively, in the 1994 period, reflecting primarily a decrease in Brazil's tire segment operating income due to higher raw material and labor costs, lower sales and unit volume and reduced interest income.

     NINE MONTHS: Sales of $8.45 billion increased 8.9 percent from $7.76 billion in the 1994 period. Operating income of $759.6 million decreased 2.7 percent from $781.0 million in the 1994 period.

     Sales increased due primarily to pricing improvements and the strengthening of various European currencies versus the dollar. Tire unit sales increased slightly, as discussed below.

     The following table presents changes in tire unit sales:

Increase (Decrease) in Company Tire Unit Sales - - Nine Months
--------------------------------------------------------------
                                                 1995 vs. 1994
                                                 -------------
U.S.                                                (2.9) %
International                                        5.5  %
Worldwide                                             .8  %

     Unit sales in the U.S. replacement market decreased, reflecting reduced demand industrywide and competitive pricing pressures. Unit sales increased in Europe, Latin America, Asia and the North American original equipment market.

     Operating income decreased due primarily to higher raw material and labor costs, reduced units sales in the U.S. and lower interest income in Brazil. Operating income reflected improved results in Europe and in natural rubber operations, efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

     Tire operations in Brazil accounted for 5.1 percent of tire segment sales and 5.4 percent of tire segment operating income, compared to 4.9 percent and
12.2 percent, respectively, in the 1994 period.

General Products
----------------
     THIRD QUARTER: Sales of $422.3 million increased 1.9 percent from $414.3 million in the 1994 period. Operating income of $34.9 million increased 11.4 percent from $31.3 million in the 1994 period.

     Sales and operating income in engineered products decreased, reflecting reduced demand from U.S. original equipment manufacturers, higher raw material and labor costs and lower interest income in Brazil. Sales and operating income in chemical products increased due primarily to improved pricing and volume, although raw material costs were higher.

     General products operations in Brazil accounted for 6.3 percent of general products segment sales and 14.7 percent of general products segment operating income, compared to 5.8 percent and 22.8 percent, respectively, in the 1994 period, reflecting primarily a decrease in Brazil's general products segment operating income due to higher raw material and labor costs and lower interest income.

     NINE MONTHS: Sales of $1.35 billion increased 7.5 percent from $1.26 billion in the 1994 period. Operating income of $129.2 million decreased 2.9 percent from $133.0 million in the 1994 period.

     Sales in engineered products increased due primarily to higher volume and pricing improvements, but operating income was lower as a result of higher raw material and labor costs and lower interest income in Brazil. Sales and operating income in chemical products increased due primarily to improved volume and pricing, although raw material costs were higher.

     General products operations in Brazil accounted for 6.6 percent of general products segment sales and 15.7 percent of general products segment operating income, compared to 6.6 percent and 28.3 percent, respectively, in the 1994 period.

Oil Transportation
------------------
     THIRD QUARTER: Sales of $32.2 million increased from $24.4 million in the 1994 period. Operating income of $16.1 million increased from $7.9 million in the 1994 period. The improvement was due primarily to increased throughput in the All American Pipeline System, higher average tariffs and ongoing cost containment measures.

     NINE MONTHS: Sales of $94.1 million increased from $57.3 million in the 1994 period. Operating income of $38.9 million increased from $6.3 million in the 1994 period. The improvement was due primarily to increased throughput in the All American Pipeline System, higher average tariffs and ongoing cost containment measures. Operating income in the 1995 period included a charge of $5.0 million for the writedown of surplus construction pipe, material and equipment.


GEOGRAPHIC SEGMENTS
-------------------
U.S. Operations
---------------
     THIRD QUARTER: Sales of $1.84 billion increased slightly from $1.83 billion in the 1994 period. Operating income of $143.3 million decreased 5.3 percent from $151.4 million in the 1994 period.

     Sales increased and operating income was favorably affected by pricing improvements, increased throughput and higher average tariffs in the All American Pipeline System, and higher unit sales of chemical products.

      Operating income decreased due primarily to higher raw material and labor costs and reduced unit sales of tires in the replacement market and engineered products in the original equipment market. Operating income reflected efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

     U.S. operations accounted for 55.5 percent of consolidated sales and 47.5 percent of consolidated operating income, compared to 58.7 percent and 52.4 percent, respectively, in the 1994 period.

     NINE MONTHS: Sales of $5.50 billion increased 2.9 percent from $5.35 billion in the 1994 period. Operating income of $427.9 million decreased 8.3 percent from $466.5 million in the 1994 period.

     Sales increased and operating income was favorably affected by pricing improvements, increased throughput and higher average tariffs in the All American Pipeline System, and higher unit sales of engineered and chemical products.

     Operating income decreased due primarily to increased raw material and labor costs and lower replacement tire unit sales. Operating income reflected efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

     U.S. operations accounted for 55.6 percent of consolidated sales and 46.1 percent of consolidated operating income, compared to 58.9 percent and 50.7 percent, respectively, in the 1994 period.


International Operations
------------------------
     THIRD QUARTER: Sales of $1.47 billion increased 14.1 percent from $1.29 billion in the 1994 period. Operating income of $158.4 million increased 15.1 percent from $137.6 million in the 1994 period.

     In Europe, sales of $706.0 million increased 26.5 percent from $558.3 million in the 1994 period. Operating income of $79.3 million increased 57.5 percent from $50.3 million in the 1994 period.

     Sales and operating income increased due primarily to pricing improvements, the strengthening of various local currencies versus the dollar and higher tire unit sales. Operating income also benefited from improved productivity, although raw material costs were higher.

     In Latin America, sales of $376.8 million decreased 1.7 percent from $383.4 million in the 1994 period. Operating income of $48.2 million decreased
20.7 percent from $60.8 million in the 1994 period.

     Sales and operating income decreased, especially in Brazil, due primarily to increased raw material and labor costs, lower interest income and lower tire unit sales.

     In Asia, sales of $216.9 million increased 22.0 percent from $177.8 million in the 1994 period. Operating income of $24.4 million increased 22.1 percent from $20.0 million in the 1994 period.

     Sales and operating income increased due primarily to improved results in natural rubber operations, pricing improvements and higher tire unit sales. Operating income also benefited from improved productivity, although raw material costs were higher.

     In Canada, sales of $169.8 million increased 1.1 percent from $167.9 million in the 1994 period. Operating income was $6.5 million, compared to $6.5 million in the 1994 period.

     Sales increased due primarily to pricing improvements. Operating income reflected higher raw material costs and lower tire unit sales.

     International operations accounted for 44.5 percent of consolidated sales and 52.5 percent of consolidated operating income, compared to 41.3 percent and
47.6 percent, respectively, in the 1994 period.


     NINE MONTHS: Sales of $4.40 billion increased 17.8 percent from $3.73 billion in the 1994 period. Operating income of $499.8 million increased 10.1 percent from $453.8 million in the 1994 period.

     In Europe, sales of $2.09 billion increased 28.2 percent from $1.63 billion in the 1994 period. Operating income of $232.0 million increased 47.3 percent from $157.5 million in the 1994 period.

     Sales and operating income increased due primarily to the strengthening of various local currencies versus the dollar, higher tire unit sales and pricing improvements. Operating income also benefited from improved productivity, although raw material costs were higher.

     In Latin America, sales of $1.18 billion increased 6.5 percent from $1.11 billion in the 1994 period. Operating income of $179.2 million decreased 18.0 percent from $218.5 million in the 1994 period.

     Sales increased due primarily to higher tire unit sales and pricing improvements. Operating income was lower, reflecting increased raw material and labor costs and lower interest income.

     In Asia, sales of $610.3 million increased 18.5 percent from $515.2 million in the 1994 period. Operating income of $66.5 million increased 16.0 percent from $57.3 million in the 1994 period.

     Sales and operating income increased due primarily to improved results in natural rubber operations, pricing improvements and higher tire unit sales. Operating income also benefited from improved productivity, although raw material costs were higher.

     In Canada, sales of $512.8 million increased 7.8 percent from $475.5 million in the 1994 period. Operating income of $22.1 million increased 7.5 percent from $20.5 million in the 1994 period.

     Sales and operating income increased due primarily to higher unit sales of tires and engineered products, although raw material costs were higher.

     International operations accounted for 44.4 percent of consolidated sales and 53.9 percent of consolidated operating income, compared to 41.1 percent and
49.3 percent, respectively, in the 1994 period.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
     Net cash used in operating activities was $20.7 million during the first nine months of 1995, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, reflecting higher selling prices and increased unit sales volume, and inventories, reflecting higher raw material costs and increased finished goods quantities. Cash was also used for pension funding.

     Net cash used in investing activities was $356.6 million during the first nine months of 1995. Capital expenditures of $373.5 million were the primary use of cash for investing activities. Capital expenditures were primarily for plant modernizations and expansions and new tire molds and are expected to total approximately $600 million in 1995.

     Net cash provided by financing activities was $354.9 million during the first nine months of 1995, primarily to support the previously mentioned increased working capital requirements. Consolidated debt at September 30, 1995 was $1,814.4 million, an increase of $478.8 million from December 31, 1994. Consolidated debt represents 36.3 percent of total debt plus shareholders' equity, compared to 32.3 percent at December 31, 1994.

     In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company has entered into various interest rate contracts. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. A summary of contracts in place and related weighted average interest rates follows:


(dollars in millions)                   Fixed Rate      Floating Rate
                                        Contracts       Contract
                                        ----------      -------------
September 30, 1995:

 - Notional principal amount               $ 395.0           $ 50.0
 - Pay fixed rate                             9.15 %              -
 - Receive variable LIBOR                     5.95 %              -
 - Pay variable LIBOR                            -             5.81 %
 - Receive fixed rate                            -             6.69 %
 - Average years to maturity                   1.1             2.47
 - Fair value: favorable (unfavorable)     $ (12.3)          $  1.0

Third quarter - Rate paid                     8.95 %           6.38 %
              - Rate received                 6.08 %           6.69 %
Nine months   - Rate paid                     8.94 %           6.14 %
              - Rate received                 6.34 %           6.69 %


     At September 30, 1995, the interest rate on 56 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 73 percent at December 31, 1994.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 1995 the Company had short term credit lines and overdraft arrangements totaling $1.7 billion, of which $573.1 million were unused. The Company also had available long term credit sources at September 30, 1995 totaling $2.26 billion, of which $1.57 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Registrant") on Form 10-K for the year ended December 31, 1994 (the "Annual Report"), wherein at Item 3, pages 16, 17 and 18, Registrant reported certain legal proceedings. Reference is also made to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter Report") and to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "Second Quarter Report"). In the First Quarter Report, at Item 1 of Part II, page 12, Registrant reported additional information regarding the legal proceeding described at paragraph (C) of Item 3 of the Annual Report. In the Second Quarter Report, at Item I of Part II, pages 15 and 16, Registrant reported additional information regarding the legal proceedings described at paragraph (A) of Item 3 of the Annual Report and a new legal proceeding.

         Registrant reports the following developments in respect of the legal proceeding described at paragraph (H) of Item 3 of the Annual Report:

         As reported at paragraph (H) of Item 3, at page 16, of the Annual Report, the United States Environmental Protection Agency (the "USEPA"), Region II, initiated administrative proceedings against Registrant under the Comprehensive Environmental Response, Compensation and Liability Act and the Emergency Planning and Community Right-to-Know-Act in respect of the alleged late reporting of regulated air emissions at its Niagara Falls plant. On October 31, 1995, Registrant entered into a settlement agreement with the USEPA whereunder Registrant paid $75,000 to the USEPA as a civil penalty and agreed to spend approximately $95,000 to purchase emergency equipment for three Niagara Falls area fire departments. The equipment will be used by the three fire departments to improve their ability to respond to releases of hazardous substances into the environment.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by Registrant during the quarter ended September 30, 1995.

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE GOODYEAR TIRE & RUBBER COMPANY
                                                  (Registrant)

Date:  November 13, 1995                By    /s/ George E Strickler
                                          --------------------------------
                                                George E Strickler,
                                                 Vice President and
                                                    Comptroller

                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                        and signing as the Principal Accounting
                                        Officer of Registrant.)

                         THE GOODYEAR TIRE & RUBBER COMPANY

                        QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED SEPTEMBER 30, 1995

                                 INDEX OF EXHIBITS (1)

EXHIBIT
-------
Table                                                              EXHIBIT
Item                                                            -------------
No. (2)  No.                 Description of Exhibit             Letter   Page
------------         ---------------------------------------    ------   ----

   4                         INSTRUMENTS DEFINING
                      THE RIGHTS OF SECURITY HOLDERS,
                           INCLUDING INDENTURES
                     ---------------------------------------

         4.1 Certificate of Amended Articles of Incorporation of Registrant, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of Registrant, dated April 6, 1993 (two documents comprising Registrant's Articles of Incorporation as amended to date) (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1993).

         4.2            Code of Regulations of The Goodyear
                        Tire & Rubber Company, adopted
                        November 22, 1955, and amended April 5,
                        1965, April 7, 1980, April 6, 1981 and
                        April 13, 1987 (incorporated by
                        reference, filed as Exhibit 4.1(B) to
                        Registrant's Registration Statement
                        on Form S-3, File No. 33- 43144).





__________

(1)      See, Part II, Item 6, Part (a).
(2)      Pursuant to Item 601 of Regulation S-K

EXHIBIT
-------
Table                                                              EXHIBIT
Item                                                            -------------
No. (2)  No.                 Description of Exhibit             Letter   Page
------------         ---------------------------------------    ------   ----

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





__________

(2)     Pursuant to Item 601 of Regulation S-K

EXHIBIT
-------
Table                                                              EXHIBIT
Item                                                            -------------
No. (2)  No.                 Description of Exhibit             Letter   Page
------------         ---------------------------------------    ------   ----

                        Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1993).

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

                        No instrument defining the rights of
                        holders of long-term debt which relates
                        to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended September 30, 1995.

                        In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments, if any, defining the rights of holders of long term debt entered into during the quarter ended September 30, 1995 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.





__________

(2)     Pursuant to Item 601 of Regulation S-K

EXHIBIT
-------
Table                                                              EXHIBIT
Item                                                            -------------
No. (2)  No.                 Description of Exhibit             Letter   Page
------------         ---------------------------------------    ------   ----


    11                     STATEMENT RE COMPUTATION OF
                                PER SHARE EARNINGS
                           ---------------------------

                         Statement setting forth the computation   A    X-A-1
                         of per share earnings.


    27                      FINANCIAL DATA SCHEDULE
                            -----------------------

                         Financial  Data  Schedule for the         B    X-B-1
                         quarter ended September 30, 1995.





__________

(2)     Pursuant to Item 601 of Regulation S-K