Form 10-K
period 1995-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1996-03-20
CIK 42582

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

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


       Registrant's telephone number, including area code: (330) 796-2121

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each Class                          which registered
    -------------------------------              --------------------------
    Common Stock, Without Par Value               New York Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Stock Exchange

    Preferred Stock Purchase Rights               New York Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                         ___________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              Yes X                                         No
                 ---                                          ---
                         ___________________________

      Indicate by check mark if disclosure of delinquent  filers  pursuant to
     Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ].
                         ___________________________

     The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 16, 1996, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $49.125 on that date, was approximately $7,579,681,795.12.
                         ___________________________

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 16, 1996:

                                   154,471,026
                         ___________________________

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 27, 1996, FOR ITS 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

   ITEM                                                      PAGE
  NUMBER                                                    NUMBER
  ------                                                    ------
                                     PART I

 1   Business ..............................................    1

 2   Properties ............................................   11

 3   Legal Proceedings .....................................   14

 4   Submission of Matters to a Vote of Security Holders ...   17

4(A) Executive Officers of Registrant ......................   17


                                   PART II

 5   Market for Registrant's Common Equity and Related
     Stockholder Matters ...................................   21

 6   Selected Financial Data ...............................   22

 7   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...................   23

 8   Financial Statements and Supplementary Data ...........   30

 9   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure ...................   51


                                  PART III

10   Directors and Executive Officers of the Registrant ....   51

11   Executive Compensation ................................   51

12   Security Ownership of Certain Beneficial Owners and
     Management ............................................   51

13   Certain Relationships and Related Transactions ........   51


                                   PART IV

14   Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K ..............................................   52

     Signatures ............................................   54

     Index to Financial Statement Schedules ................   FS-1

     Index of Exhibits .....................................   X-1

                       THE GOODYEAR TIRE & RUBBER COMPANY
                                     PART I

ITEM 1. BUSINESS.
                              BUSINESS OF GOODYEAR

      The Goodyear Tire & Rubber Company is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The term "Registrant" wherever used herein refers solely to The Goodyear Tire & Rubber Company. The terms "Goodyear" and the "Company" wherever used herein refer to The Goodyear Tire & Rubber Company together with all of its domestic and foreign subsidiary companies, unless the context indicates to the contrary.

      Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. In 1995, Goodyear's net sales were $13.2 billion and net income was $611.0 million. Goodyear's worldwide employment averaged 88,790 during 1995.

      Goodyear's principal business is the development, manufacture, distribution and sale of tires for most applications. Goodyear also manufactures and markets several lines of rubber and reinforced plastic products for the transportation industry and various industrial and consumer markets and numerous rubber-related chemicals for various applications, provides automotive repair and other services and sells various other products.

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

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

      During 1995, the Aquatred(R) II radial passenger tire, a second generation of enhanced wet traction tire offering longer tread life, and the Wrangler(R) Aquatred(R) for light trucks, sport-utility vehicles and vans were introduced by Goodyear in North America. Other passenger tire lines introduced in 1995 include the high performance Eagle #1(TM) in North America, the Eagle Aquatred and the high-performance Eagle F-1(TM) in Europe and the Aquatred in Latin America. New truck tires and farm tires were introduced in North America and Europe, including the Unisteel(R) G357 tire for steer axles. A new premium radial passenger tire, the GPS2, was introduced in Latin America.

      In February 1996, Goodyear introduced the Infinitred(TM), a premium radial passenger tire featuring enhanced wet traction and extended tread life, to the North American replacement passenger tire market. The Infinitred(TM) is offered with a lifetime treadlife limited warranty, which will be in effect as long as the purchaser owns the car on which the tires are first mounted and the tires are maintained as specified by the limited warranty.

      In December 1995, the Company acquired 32.7% of the capital stock of TCDebica, a manufacturer of passenger tires located in Poland, from the State Treasury of Poland for approximately $55 million, and agreed to purchase original issue shares of such capital stock from T C Debica in March 1996 for approximately $60 million. Upon completion of the purchase of such additional shares, Goodyear will own approximately 50.8% of the capital stock of T C Debica.

      In 1995, Goodyear introduced a new line of Plylon(R) Plus conveyor belts to the industrial market and the Gatorback(R) serpentine Poly-V(R) belts to the automotive replacement market. On March 1, 1996, Goodyear acquired the assets of Belt Concepts of America, Inc, a manufacturer of lightweight conveyor belting for various commercial applications located in Spring Hope, North

Carolina. During 1995, Goodyear also acquired the assets of an air spring manufacturer in Brazil and increased to 100% its interest in a conveyor belting manufacturing facility in Australia.

      Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Expansion of the Company's Danville, Virginia, Topeka, Kansas, and Americana, Brasil, tire plants and Beaumont, Texas, and Houston, Texas, synthetic rubber plants were completed during 1995. The Company began construction of a new tire mold plant in Statesville, North Carolina, which is scheduled to be completed in 1996. Significant plant modernization and expansion projects are presently underway at the Company's Gadsden, Alabama, Topeka, Kansas, Napanee, Ontario, Valleyfield, Quebec, Americana, Brazil, Bogor, Indonesia, and Bangkok, Thailand tire plants. Modernization and expansion projects were also completed at the Lincoln, Nebraska, Owen Sound, Ontario, Norfolk, Nebraska, and Logan, Ohio plants.


            FINANCIAL INFORMATION ABOUT GOODYEAR'S INDUSTRY SEGMENTS

      Financial information relating to Goodyear's "Industry Segments" for each of the three years in the period ended December 31, 1995 appears in Note 16 captioned "Business Segments", and in the tabulation captioned "Industry Segments" at Note 16, of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 47, respectively, and is incorporated herein by specific reference.


            DESCRIPTION OF GOODYEAR'S BUSINESS -- INDUSTRY SEGMENTS

TIRES

      Goodyear's principal Industry Segment is the development, manufacture, distribution and sale of tires and related products and services (the "Tires Segment"). The principal class of products in the Tires Segment is tires for most applications. No other class of products or services in the Tires Segment accounted for as much as 10% of Goodyear's sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the Tires Segment, and the percentage of Goodyear's sales attributable to tires, for each of the three years ended December 31, 1995:

                                                Year Ended December 31, 1995
                                               -------------------------------
                                                1995         1994         1993
                                               ------       ------       ------
Tires Segment sales .....................       85.5%        85.5%        85.6%
      Tire Sales ........................       76.7%        76.7%        76.0%
Tires Segment operating income ..........       81.9%        84.7%        85.7%

      The products and services comprising the Tires Segment include:

      TIRES. Goodyear manufactures and markets in most regions of the world a broad line of rubber tires for automobiles, trucks, buses, tractors, farm implements, earthmoving equipment, aircraft, industrial equipment and various other applications, in each case for sale to original equipment manufacturers and in the replacement market.

      Goodyear offers two basic constructions of tires, radial and bias-ply. Various belting and reinforcing materials are used, including nylon and polyester tire cord and steel.

      A variety of Goodyear-brand radial passenger tire lines are sold in the United States, including the all season Aquatred(R) enhanced wet traction tire line, the Eagle(R) performance touring tire lines, and the Eagle(R) "Gatorback"(R) and Eagle(R) Aquatred(R) high performance tire lines. The major lines of Goodyear-brand radial light truck tires offered in the United States are the Wrangler(R) and Workhorse(R). Goodyear manufactures and sells several lines of radial passenger and light truck tires in Europe, led by the Eagle and the Eagle Aquatred passenger tire lines and the Wrangler light truck tire line. In Asia and Latin America, both radial and bias-ply Goodyear-brand passenger and light truck tires are manufactured and sold, led by the Eagle Aquatred in Asia and the GPS2 in Latin America.

      Goodyear manufactures and markets a full line of all-steel cord and belt construction radial medium truck tires, the Unisteel(R) series, for applications ranging from line-haul highway use to off-road service. Goodyear also offers a full line of bias-ply medium truck tires. Goodyear produces several lines of tires for other applications, including radial and bias-ply tires for farm machinery, heavy equipment and aircraft, and inner tubes for truck tires and various other applications. Goodyear manufactures and sells new and retreaded aircraft tires in the United States, Europe, Latin America and Asia.

      The Kelly-Springfield Tire Company, a division of Registrant ("Kelly-Springfield"), manufactures and markets numerous lines of radial and bias-ply passenger and truck tires in the United States replacement market and sells various lines of Kelly-brand tires in the replacement markets in Canada and certain other countries. Brad Ragan, Inc., a 74.5% owned subsidiary of Registrant, is a tire retailing and commercial tire sales, retreading and service chain with operations in various regions of the United States.

      RELATED PRODUCTS AND SERVICES. Goodyear also retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers, and manufactures and sells tread rubber and other tire retreading materials for various applications. Additional products and services in the Tires Segment include: automotive repair services provided by Goodyear through its retail outlets; the sale to dealers and consumers of automotive repair and maintenance items, automotive equipment and accessories and other items; the operation of three rubber plantations and the processing and sale of natural rubber; and miscellaneous other products and services.


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

      All passenger tires (except bias-ply temporary spare tires) and approximately 89% of all light and medium truck tires sold by the Company in the United States during 1995 were radial. Approximately 94% of all passenger tires and approximately 51% of all light and medium truck tires sold by the Company outside the United States during 1995 were radial.

      Demand for high performance passenger tires has increased significantly during recent years. High performance tires constituted approximately 30% of the United States passenger tire market during 1995, up from 28% in 1994, 26%in 1993 and 10% in 1988.

      Goodyear's tires are sold under highly competitive conditions. On a worldwide basis, Goodyear has two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Goodyear also competes worldwide with several other major foreign based tire manufacturing concerns, including Continental, Pirelli, Sumitomo, Toyo, Yokohama and several Korean tire companies. Goodyear's principal competitors with operations in the United States are Bridgestone, The Firestone Tire & Rubber Company (acquired by Bridgestone in 1988), Michelin, Uniroyal-Goodrich Tire Company (acquired by Michelin in 1990), Continental, General Tire Inc. (acquired by Continental in
1987) and Cooper Tire & Rubber Company.

      Goodyear competes with other tire manufacturers on the basis of price, warranty, service, consumer convenience and product design, performance and reputation. The Company believes Goodyear-brand tires enjoy a high recognition factor throughout the world and have a reputa-tion for high quality and value. Kelly-brand and various other house-brand tire lines offered by the Company compete primarily on the basis of price and performance.

      Goodyear is a major supplier, on a direct sale basis, of tires to most manufacturers of automobiles, trucks, farm and construction equipment and other vehicles, both in the United States and numerous other countries. Goodyear sells tires to the major automobile and truck manufacturers located in the United States: Ford, General Motors, Chrysler, Toyota, Nissan, Honda, Diamond-Star, NUMMI, AAI, Navistar, Mack Truck, Freightliner, Peterbilt and Kenworth. Goodyear supplies tires to several European manufacturers, including Fiat, Daimler-Benz, Volkswagen, Volvo, Ferrari, BMW, Peugeot, Alfa Romeo and Renault, to six Japanese manufacturers, Nissan, Mazda, Toyota, Honda, Mitsubishi and Isuzu, and to subsidiaries of General Motors, Ford and Chrysler throughout the world. Goodyear also supplies major manufacturers of construction and agricultural equipment, including Caterpillar, J. I. Case, John Deere, Massey-Ferguson and New Holland N.V.

      Goodyear-brand tires for the United States replacement market are sold through various channels of distribution. The principal method of distribution is a large network of independent dealers and franchisees. Goodyear-brand tires are also sold to several regional and national retail marketing firms, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and Montgomery Ward. In addition, approximately 958 retail outlets (including auto service centers, commercial tire & service centers and leased space in department stores) are operated by the Registrant under the Goodyear name or under various other trade styles and approximately 158 retail and commercial tire sales outlets are operated by subsidiaries of the Registrant.

      Several lines of Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brands of tires are also sold to independent dealers, to national and regional wholesale marketing organizations, including TBCCorporation, to retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, to service stations and to various other retail marketers.

      Goodyear sells tires outside the United States to original equipment manufacturers and in the replacement market through independent wholesale distributors, its own wholesale distribution organizations, and, in some countries, its own retail stores. In certain countries Goodyear contracts for the manufacture by others of Goodyear-brand tires.

      No customer or group of affiliated customers accounted for as much as 5.4% of Goodyear's consolidated net sales during 1995, 1994 or 1993. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 21.0% of consolidated net sales for each of 1995, 1994 or 1993. No customer or group of affiliated customers accounted for as much as 4.1% of Tires Segment sales during 1995, 1994 or 1993. The ten largest customers of the Tires Segment represented less than 21.1% of Tire Segment sales for 1995.

      Based on a composite of industry sources and information published by the Rubber Manufacturers Association (the "RMA"), it is estimated that approximately 224 million passenger tires were sold in the United States during 1995. The following table indicates the percentage change in annual unit sales of passenger tires in the United States:


                  TOTAL UNITED STATES PASSENGER TIRE MARKET --
              PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES

                                                  1995 VS 1994   1995 VS 1993
                                                  ------------   ------------
Replacement ...................................      (1.7%)         1.0%
Original Equipment ............................      (2.5%)         8.8%
      Total U.S. Passenger Tire Market ........      (1.9%)         2.9%

      Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 1996 to increase approximately 3.0% compared to 1995. Goodyear estimates that demand for original equipment passenger tires in the United States during 1996 will be approximately 1.1% higher than in 1995 and that demand for passenger tires in the United States replacement market during 1996 will be approximately 3.7% higher than in 1995.

      Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 49 million light and medium highway truck tires were sold in the United States during 1995, which is approximately 2.2% more than during 1994 and 12.8% more than during 1993. Goodyear estimates that demand for light and medium highway truck tires in the United States during 1996 will decrease by approximately 2 million units.

      The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:

       GOODYEAR WORLDWIDE UNIT SALES OF PASSENGER, TRUCK AND FARM TIRES--
               PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES

                                                  1995 VS 1994   1995 VS 1993
                                                  ------------   ------------
United States ...................................     (3%)             3%
Foreign .........................................      3%             11%
      Worldwide .................................       --             7%

      Based on information available from various industry and other sources and information published by the RMA, the Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, is the third largest tire manufacturer in the world. Based on various industry and other sources, it is estimated that the Company's share of the worldwide auto, truck and farm tire markets was approximately 18% in 1995, 1994 and 1993.

      Related products and services, including automotive parts, automotive maintenance and repair services and associated merchandise, are sold in the United States through approximately 1,116 retail outlets operated by the Company. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased for resale by the Company, are distributed to many of the Company's tire dealers and franchisees. Related products are sold principally in the United States and Canada under highly competitive conditions.


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


OTHER INFORMATION REGARDING TIRES SEGMENT

      Goodyear does not consider its Tires Segment business to be seasonal to any significant degree. Goodyear maintains a significant inventory of new tires and certain other products in order to rationalize production schedules and assure prompt availability of such products to its customers. Goodyear manages its inventory in order to minimize working capital requirements and avoid unnecessary increases in unit production costs while balancing production schedules with fluctuations in demand. New tire inventory levels in North America and in certain countries in Latin America are currently, and during most of 1995 were, higher than planned due to lower than anticipated demand.

      Goodyear offers its customers various financing and extended payment programs from time to time. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and the prevailing practices in the tire industry.

      Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 95% of capacity during 1995 and 92% of capacity during 1994 and 1993. Goodyear's worldwide tire capacity utilization was approximately 93% during 1995 and 90% during 1994 and 1993. In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for modernizing and increasing the capacity of its radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building, or have announced plans to install, additional capacity for passenger tires and light and medium truck tires over the next few years. Goodyear has also acquired, or is in the process of installing, acquiring or obtaining access to, new tire manufacturing capacity in various markets, including China, India and Poland. Continued high levels of capacity utilization by the tire industry during 1996 will be dependent on continued high production levels by the original equipment manufacturers in the United States and growth in the original equipment markets in Europe, Asia and Latin America, coupled with continued high levels of demand in the replacement markets in the United States and throughout the world.


GENERAL PRODUCTS

      Another Industry Segment is the development, manufacture, distribution and sale of numerous rubber, chemical and plastic products (the "General Products Segment"). No class of products or services in the General Products Segment accounted for as much as 10% of Goodyear's net sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the General Products Segment for each of the three years ended December 31, 1995:

                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1995       1994     1993
                                                     ----       ----     ----
General Products Segment Sales ................      13.5%      13.8%    13.9%
General Products Segment Operating Income .....      13.6%      14.3%    15.3%

      The products and services comprising the General Products Segment include:

      VEHICLE COMPONENTS. Goodyear manufactures automotive belts and hoses, air springs, engine mounts, instrument panels, rubber tracks and various body and chassis parts for motor vehicles made of rubber and reinforced plastics.

      INDUSTRIAL RUBBER PRODUCTS. Goodyear produces various industrial rubber products, including: conveyor and power transmission belts; air, steam, oil, water, gasoline, materials handling and hydraulic hose for industrial applications; and various rubber engineered products, including tank tracks and molded products.

      CHEMICAL PRODUCTS. Goodyear produces a broad line of synthetic rubber, rubber latices, organic chemicals used in rubber and plastic processing and vinyl resins and latices.

      SHOE AND GRAPHIC PRODUCTS. Goodyear, utilizing products obtained under offtake agreements, markets heels, soles and strips for new shoes and shoe repair made of rubber and other synthetic materials. Goodyear manufactures gum for graphic products for the printing industry.

MARKETS AND DISTRIBUTION -- OTHER INFORMATION

      Most products of the General Products Segment are sold directly to manufacturers or through independent wholesale distributors. During 1995, the five largest customers of the General Products Segment accounted for approximately 23.6% of General Products Segment sales and no customer accounted for more than 15% of General Products Segment sales. Goodyear does not maintain a significant inventory when considered in relation to the volume of business transacted.

      The General Products Segment consists of a large number of product lines in respect of which several manufacturers produce some, but not all, of the products manufactured by Goodyear. There are numerous suppliers of automotive belts and hose products and other rubber and plastic components for motor vehicles, more than 50 major producers of industrial rubber products, and numerous firms participating in the engineered products market. Goodyear is a major producer of synthetic rubber, rubber chemicals and latex. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by the General Products Segment are generally considered to be high quality and competitive in service and price.

OIL TRANSPORTATION

      Goodyear's crude oil transportation and related activities (the "Oil Transportation Segment") are conducted by the Celeron group of companies ("Celeron"). The table below sets forth the percentage of Goodyear's net sales and operating income (or loss), attributable to the Oil Transportation Segment for each of the three years ended December 31, 1995:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       1995      1994    1993
                                                       ----      ----    ----
Oil Transportation Segment Sales ...................     1.0%     .7%     .5%
Oil Transportation Segment Operating Income (Loss)..     4.5%    1.0%   (1.0%)

      All American Pipeline Company, a wholly-owned subsidiary of Registrant ("All American"), owns and operates a heated crude oil pipeline system which extends approximately 1,225 miles from the California Coast in the Santa Barbara Channel -- Santa Maria Basin area to central Texas (the "All American System"). Celeron Gathering Company, a wholly-owned subsidiary of Registrant ("Celeron Gathering"), engages in the gathering, exchanging, purchasing and selling of crude oil and, in that connection, owns and operates a 43-mile crude oil gathering pipeline in the San Joaquin Valley, California (the "Celeron Gathering System"). Celeron Trading & Transportation Company, a wholly-owned subsidiary of Registrant, is engaged in various crude oil exchanging, purchasing and selling activities.

ALL AMERICAN CRUDE OIL PIPELINE SYSTEM

      The All American System is a heated crude oil pipeline system, consisting of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas, an 11 mile segment extending from Las Flores to Gaviota, and related terminal and oil storage facilities. The All American System is capable of transporting up to 300,000 barrels per day of heavy crude oils, 450,000 barrels per day of lighter crude oils or lower daily volumes of combinations of heavy crude oils (which may require heating) from fields on the outer continental shelf along the California coast in the Santa Barbara Channel -- Santa Maria Basin area ("OCS Crude Oil") and lighter crude oils (which do not require heating) from various onshore California fields ("California Crude Oil") or other sources to McCamey, Texas, for delivery through other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast.

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

      In August of 1993, several producers of OCS Crude Oil entered into transportation agreements with the All American System whereunder the producers have agreed to transport available quantities of OCS Crude Oil at specified tariff rates. During 1995, approximately 51% of the OCS Crude Oil tendered pursuant to the transportation agreements was transported from Las Flores and Gaviota to All American System outlet stations in central California for delivery via other pipelines to refineries in the Los Angeles Basin or the San Francisco Bay area, with the balance transported to McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. It is anticipated that during 1996 the volume of OCS Crude Oil tendered to the All American System pursuant to the transportation agreements will be substantially the same as during 1995.

      The average daily volume of crude oil transported by the All American System was approximately 217,000 barrels per day in 1995 and 185,000 barrels per day in 1994 and 1993. The average tariff per barrel of oil transported during 1995 was $1.73, compared to $1.29 during 1994 and $1.03 during 1993. The All American System transported oil tendered for shipment an average distance of 791 miles in 1995, 652 miles in 1994 and 725 miles in 1993. It is anticipated that during 1996 the All American System will, on an average daily volume basis, transport substantially the same quantities of crude oil as it transported in 1995.


CELERON GATHERING SYSTEM

      Celeron Gathering owns and operates the Celeron Gathering System, a 43-mile crude oil gathering pipeline system, which has a design capacity of up to 100,000 barrels per day. Celeron Gathering uses the Celeron Gathering System in connection with its gathering, exchanging, purchasing and selling of crude oil produced in the South Belridge and Midway Sunset areas of the San Joaquin Valley. Celeron Gathering sells or exchanges substantially all of the crude oil it acquires in the San Joaquin Valley, the major portion of which is ultimately sold to or exchanged with refiners located in the Mid-continent and Texas Gulf Coast areas. Celeron Gathering also trades crude oil in California, most of which is used by refiners located in the Los Angeles Basin or in Northern California.


GOVERNMENT REGULATION

      The All American System is a common carrier pipeline system and, as such, under current law is subject to the general jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Pursuant to the Interstate Commerce Act, the All American System is subject to FERC regulation as to tariffs, annual reporting requirements and other operating matters. In accordance with current laws and the regulations of the FERC, the All American System has filed with the FERC tariffs for transportation services being offered to shippers desiring to transport crude oil through the All American System or portions thereof. The All American System will file an Annual Report on FERC Form No. 6 with the FERC in March of 1996 in respect of its activities during 1995. The Celeron Gathering System is a proprietary intrastate gathering pipeline system and, as such, is not subject to the general jurisdiction of the FERC.

                          GENERAL BUSINESS INFORMATION


SOURCES AND AVAILABILITY OF RAW MATERIALS

      The principal raw materials used in Goodyear's products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 56% of all rubber consumed by Goodyear worldwide during 1995, compared to 54% in 1994 and 61% in 1993. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. The major portion of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

      Nylon and polyester yarn, substantial quantities of which are processed in Goodyear's textile mills, and wire for radial tires, a portion of which is produced by Goodyear, are used in significant quantities by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1995, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 1996.

      Goodyear uses substantial quantities of petrochemical feedstocks and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of petrochemical feedstocks, petroleum and natural gas based fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

      Petrochemical feedstock, natural rubber and other raw material prices increased significantly during the first half of 1995. In general, the Company does not anticipate significant increases in raw material prices during 1996, although commodity materials are likely to continue to be subject to price volatility.


PATENTS AND TRADEMARKS

      Goodyear owns approximately 1,562 patents issued by the United States Patent Office and approximately 6,478 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 392 patent applications currently on file with the United States Patent Office and approximately 3,432 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Industry Segments.

      Goodyear owns and uses approximately 1,010 different trademarks, including several using the word "Goodyear". These trademarks are protected by approximately 6,400 registrations worldwide. Goodyear also has approximately 950 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

BACKLOG

      Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Industry Segments or its business considered as a whole.


GOVERNMENT BUSINESS

      The total amount of Goodyear's business during 1995 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approximately .6% of Goodyear's consolidated net sales for 1995 and 1994 and .9% for 1993.


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

      During the years ended December 31, 1995, 1994, 1993, 1992 and 1991, Goodyear expended, directly or indirectly, $369.3 million, $341.3 million, $320.0 million, $325.9 million and $330.0 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and to the formulation and design of new manufacturing processes and equipment and improvements on existing processes and equipment. Goodyear estimates that it will expend approximately $380.0 million for research and development activities during 1996.


EMPLOYEES

      At December 31, 1995, Goodyear employed approximately 87,930 people throughout the world. Of the approximately 44,258 persons employed in the United States at December 31, 1995, approximately 12,497 were covered by a master collective bargaining agreement, dated July 20, 1994, with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C ("USWA"), which agreement will expire on April 19, 1997. Of the remaining employees at December 31, 1995, approximately 9,435 were covered by other contracts with the USWA and various other unions and approximately 22,326 were not represented by any union.


COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

      Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, State and local environmental and occupational safety and health laws and regulations. During 1995, 1994, 1993, 1992 and 1991, Goodyear made capital expenditures aggregating approximately $17.4 million, $11.7 million, $13.4 million, $13.7 million and $9.6 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $12.3 million during 1996 and approximately $21.0 million during 1997. In addition, Goodyear expended approximately $74.9 million during 1995, and Goodyear estimates that it will expend approximately $78.6 million during 1996 and approximately $81.2 million during 1997, to maintain and operate its pollution control facilities and conduct its other environmen-tal and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1995, Goodyear had reserved $91.4 million for anticipated costs associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies.



                    FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

      Financial information relating to Goodyear's "Geographic Segments" for each of the three years in the period ended December 31, 1995 appears in Note 16, captioned "Business Segments", and in the tabulation captioned "Geographic Segments" at Note 16 of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 48, respectively, and is incorporated herein by specific reference.

      The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 26 foreign countries. Foreign sales represented approximately 45%, 42% and 42% of total sales and foreign operating income represented approximately 56%, 50% and 49% of total operating income in 1995, 1994 and 1993, respectively. Goodyear's foreign manufacturing operations consist primarily of the production of tires. Industrial rubber and certain other products are also manufactured in certain of the Company's foreign plants.

      Goodyear also participates in joint ventures in various countries. In 1987, Goodyear and Pacific Dunlop Limited established South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company, in each of which Goodyear and Pacific Dunlop Limited each have a 50% equity interest, which entities operate five tire manufacturing plants, 21 retread plants and a chain of approximately 506 retail outlets in Australia, New Zealand and Papua - New Guinea. Other joint venture interests of the Company include: (1) a 50% interest in Nippon Giant Tire Co., Ltd., which manufactures earthmover tires in Japan; and (2) a 50% (40.4% net equity) interest in a tire manufacturing facility under construction near Bombay, which is scheduled to be completed in 1997.

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


ITEM 2.  PROPERTIES.

      Goodyear manufactures its products in 77 manufacturing facilities located around the world. There are 33 plants at 32 locations in 16 states of the United States and 44 plants at 39 locations in 26 other countries.

      The following table identifies by location each of the Company's 77 manufacturing facilities, indicates the principal product or products manufactured therein and sets forth the approximate number of square feet of usable floor space. In addition, each Industry Segment using the facility is indicated after the products manufactured therein with the following references: (A), which indicates use by the Tires Segment; and (B), which indicates use by the General Products Segment. Except as indicated in the Notes to the following table of Manufacturing Facilities, Goodyear owns the land, buildings and manufacturing equipment comprising each facility.

                                   MANUFACTURING FACILITIES
                                                                                             APPROXIMATE
                                                                                             FLOOR SPACE
                                                  PRODUCT(S) MANUFACTURED                   (IN THOUSANDS
         PLANT LOCATION                             INDUSTRY SEGMENT(S)                    OF SQUARE FEET)
         --------------                           -----------------------                  ---------------
UNITED STATES
   Akron, Ohio (2 Plants)                        Tires and Chemicals (A) and (B)                1,116
   Asheboro, North Carolina                      Tire Wire Cord (A)                               293
   Bayport, Texas                                Rubber Processing Chemicals (A) and (B)           42
   Beaumont, Texas                               Synthetic Rubber, Rubber Chemicals and           631
                                                   Hydrocarbon Resins (A) and (B)
   Calhoun, Georgia                              Latex (B)                                         61
   Cartersville, Georgia                            Textile Mill (A) and (B)                      659
   Danville, Virginia                            Tires (A)                                      2,107
   Decatur, Alabama                              Textile Mill (A)                                 656
   Fayetteville, North Carolina                  Tires (A)                                      2,017
   Freeport, Illinois                            Tires (A)                                      1,194
   Gadsden, Alabama (1)                          Tires (A)                                      2,829
   Green, Ohio                                   Air Springs (B)                                  127
   Greenville, Texas                             Tread Rubber (A)                                  24
   Hannibal, Missouri (2)                        Hose Products (B)                                 30
   Houston, Texas                                Synthetic Rubber (A) and (B)                     704
   Jackson, Ohio (2)                             Automotive and Commercial Engineered             222
                                                   Composites (B)
   Lawton, Oklahoma (2)                          Tires (A)                                      1,840
   Lincoln, Nebraska                             Power Transmission Belts and Hose                950
                                                   Products (B)
   Logan, Ohio (2)                               Automotive Interior Trim Products (B)            340
   Marysville, Ohio                              Conveyor Belts (B)                               374
   Mt Pleasant, Iowa                             Hose Products (B)                                116
   Niagara Falls, New York                       Chemicals and Vinyl Resins (A) and (B)           313
   Norfolk, Nebraska                             Hose Products (B)                                259
   Radford, Virginia                             Tread Rubber (A)                                  55
   St Marys, Ohio                                Molded Rubber Products (B)                       829
   Spartanburg, South Carolina (3)               Tread Rubber (A)                                 102
   Spring Hope, North Carolina                   Conveyor Belts (B)                               120
   Stow, Ohio (3)                                Tire Molds (A)                                   132
   Sun Prairie, Wisconsin                        Hose Products (B)                                175
   Topeka, Kansas                                Tires (A)                                      2,940
   Tyler, Texas                                  Tires (A)                                      1,313
   Union City, Tennessee                         Tires (A)                                      2,069

CANADA
   Bowmanville, Ontario                          Conveyor Belts (B)                               323
   Collingwood, Ontario                          Hose Products (B)                                205
   Medicine Hat, Alberta                         Tires (A)                                        115
   Napanee, Ontario                              Tires (A)                                        748
   Owen Sound, Ontario                           Power Transmission Belts and Graphic             108
                                                   Products (B)
   Quebec City, Quebec                           Molded Products and Tread Rubber (A) and         172
                                                   and (B)
   St. Alphonse de Granby,                       Hose Products (B)                                163
   Quebec Valleyfield, Quebec                    Tires (A)                                      1,002

                                                                                             APPROXIMATE
                                                                                             FLOOR SPACE
                                                  PRODUCT(S) MANUFACTURED                   (IN THOUSANDS
         PLANT LOCATION                             INDUSTRY SEGMENT(S)                    OF SQUARE FEET)
         --------------                           -----------------------                  ---------------
EUROPE
   FRANCE-- Amiens                               Tires (A)                                       715
            LeHavre (3)                          Chemicals (B)                                   274
   GERMANY-- Fulda(3)                            Tires (A)                                     1,363
             Philippsburg                        Tires (A)                                       984
   GREECE-- Salonika                             Tires (A)                                       268
   ITALY-- Cisterna di Latina                    Tires (A)                                       550
   LUXEMBOURG
   Colmar-Berg (4 Plants) (3)                    Tires, Fabrics, Steel Tire Cord,              2,253
                                                   Tire Molds and Machines (A)
   MOROCCO--Casablanca                           Tires (A)                                       243
   TURKEY-- Adapazari                            Tires (A)                                       665
            Izmit                                Tires and Tubes (A)                             380
   UNITED KINGDOM
   Wolverhampton, England                        Tires (A)                                     1,843
LATIN AMERICA
   ARGENTINA-- Buenos Aires                      Tires (A)                                       957
   BRAZIL-- Americana                            Tires, Fabric Dipping and Films               1,621
                                                   (A) and (B)
            Sao Paulo (3 Plants)                 Tires, Tubes, Industrial Rubber Products      1,244
                                                   and Fabric (A) and (B)
   CHILE-- Santiago                              Tires, Tubes, Industrial Rubber                 812
                                                   Products and Batteries (A) and (B)
   COLOMBIA-- Cali                               Tires (A)                                       496
   GUATEMALA-- Guatemala City                    Tires (A)                                       344
   JAMAICA-- Morant Bay                          Tires (A)                                       157
   MEXICO-- Mexico City                          Tires (A)                                     1,354
            San Luis Potosi                      Hose Products and Air Sleeves (B)                92
   PERU-- Lima                                   Tires (A)                                       411
   VENEZUELA-- Valencia                          Tires and Industrial Rubber                     792
                                                   Products (A) and (B)
ASIA
   AUSTRALIA-- Bayswater                         Conveyor Belts (B)                               75
   CHINA-- Dalian                                Tires (A)                                       479
           Qingdao                               Hose Products (B)                               135
   INDIA-- New Delhi                             Tires (A)                                       699
   INDONESIA-- Bogor (4)                         Tires (A)                                       842
   MALAYSIA-- Kuala Lumpur (5)                   Tires (A)                                       417
   PHILIPPINES-- Manila (6)                      Tires and Tubes (A)                             392
   TAIWAN-- Taipei                               Tires (A)                                       250
   THAILAND-- Bangkok                            Tires (A)                                       423

NOTES:

(1)  Portion of facility is leased by Goodyear and may be purchased pursuant to the terms of the lease at a nominal option price.
(2)  Facility is leased by Goodyear. The lease provides that the Company has the option to purchase the facility at the expiration of the initial term at an option price which is either nominal or highly favorable to Goodyear. It is anticipated that such option will be exercised at the appropriate time if such facility is then needed in Goodyear's manufacturing operations or its acquisition would otherwise be advantageous to Goodyear.
(3)  Portion of facility is leased by Goodyear.
(4)  Facility is situated on land held under a use right which expires in 1997. It is not possible to obtain fee title under
     Indonesian law.
(5)  Facility is situated on land held under the terms of a land lease which expires in 2072. It is not possible to obtain fee title to land under Malaysian law.
(6)  Facility is situated on land held under the terms of a land lease having 5 years remaining, with a 25-year renewal option.

      The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment and for expansion, modernization and replacement of existing plants and equipment and related assets aggregated $615.6 million in 1995, $523.0 million in 1994 and $432.3 million in 1993. Of said amounts, $347.9 million in 1995, $281.6 million in 1994 and $277.9 million in 1993 were expended on facilities located in the United States. The Company estimates that its capital expenditures during 1996 will aggregate approximately $675.0 million.

      During 1995, Goodyear's worldwide tire production facilities were operated at approximately 93% of rated capacity. The Company's other manufacturing facilities were operated at approximately 90% of rated capacity during 1995. Giving effect to plant expansions and modernizations recently completed or presently underway or planned, the Company's manufacturing facilities are generally expected to have production capacity sufficient to satisfy existing and presently anticipated demand for the Company's tires and other products.

      In addition to its manufacturing facilities, the Company owns and operates rubber plantations in Indonesia and Guatemala. Goodyear also owns substantial interests in plants located in Australia (tires and retreading), Poland (passenger tires), Japan (earthmover tires) and New Zealand (tires and retreading).

      The Company owns and operates research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates tire technical centers in Cumberland, Maryland, and Tsukuba, Japan, and a tire proving ground in Colmar-Berg, Luxembourg.

      The Company operates approximately 1,116 retail outlets for the sale of its tires to consumers in the United States and approximately 347 retail outlets in other countries. Worldwide, the Company also operates approximately 88 retread plants and approximately 205 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 5, "Properties and Plants," and Note 7, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 37 and 41, respectively.

      Reference is made to the information set forth in Item 1 under the caption "Oil Transportation" beginning at page 7, which includes a description of, and other information regarding, the All American System, and the Celeron Gathering System.


ITEM 3. LEGAL PROCEEDINGS.

      At March 15, 1996, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

      (A) Since January 19, 1990, a series of 65 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly-Springfield"), a wholly-owned subsidiary of Registrant until it became a division of Registrant effective January 1, 1996, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly-Springfield, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly-Springfield employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages.

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

      (C) In September of 1990, a civil action, Eastman Kodak Company, et al.
v. Goodyear, et al. (No. CIV-2-90-221), was filed by Eastman in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder Eastman alleges infringement of a patent, which expired in December of 1994, in respect of certain processes used in the manufacture of polyester resin on ten production lines at the Pt. Pleasant, West Virginia polyester resin plant owned and operated by Registrant until sold to Shell Oil Company on December 18, 1992. Eastman is seeking monetary damages trebled for alleged willfulness, interest and costs. Goodyear has counterclaimed against Eastman alleging antitrust law violations, which counterclaims were dismissed by the trial court. The trial court also ruled that the patent did not cover the processes used in eight of the plant's production lines and, therefor, dismissed all infringement claims except with respect to two of the plant's production lines. On April 28, 1995, a jury rendered a verdict finding liability and assessing damages, having decided that Goodyear and Shell had infringed the patent in the operation of said two production lines but that such infringement was not willful. A judgment of $12,000,000, plus interest thereon (approximately $6,000,000 through March 1, 1996) and court costs, was entered against Goodyear. Goodyear and Eastman have appealed to the Court of Appeals, Federal Circuit.

      (D) In December of 1993, certain civil actions filed against Registrant and numerous other defendants in Judicial District Court, Galveston, Texas, by 72 individual plaintiffs were consolidated into a single action (Whalen, et al.
v. AES, Inc., et al., Cause No. 93-CV0211). Certain plaintiffs have withdrawn or been dismissed from these cases and 30 of the plaintiffs entered into a settlement with Registrant and other defendants (at a cost to Registrant of approximately $5,600). The remaining 24 plaintiffs allege that they suffered personal injuries and property damage as the result of Registrant and other named defendants (the owners and operators of the site and several other corporations also alleged to be generators of wastes) allegedly depositing hazardous wastes at the McGinnis Waste Disposal Site located at Hall's Bayou Ranch, Texas. The plaintiffs allege, among other things, that the defendants were grossly negligent and committed fraud and are seeking an aggregate of $2 billion in actual damages, $13 billion in punitive damages and such further relief as may be appropriate.

      (E) In July of 1994, a civil action, Taylor Tire Company, et al. vs. Goodyear (Cause No. 94-1050K), was filed in the United States District Court for the Southern District of California against Registrant on behalf of a class of plaintiffs consisting of the four named tire dealers who are customers of Registrant and all tire retailers located in the State of California who are, or were at December 31, 1991 or at any time thereafter, contract dealers of Registrant and leased or are leasing a facility from Registrant or are, or were at any time after December 31, 1991, franchisees of Registrant. The complaint alleges that, in the course of Registrant's commercial relationships and dealings with the members of the class, Registrant, among other things, breached its fiduciary duty and the implied covenants of good faith and fair dealing with respect to all members of the class, engaged in unfair business practices in violation of the California Business and Professions Code with respect to all members of the class, violated the California Franchise Investment Law and the California Corporation Code with respect to certain members of the class and breached the franchise agreements it entered into with certain members of the class. The plaintiffs are seeking unspecified actual and punitive damages, recision of all contracts, and injunctive and other relief.

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

      (G) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), Samir F. Gibara, President and Chief Executive Officer of Registrant, John M. Ross, formerly Vice President and General Counsel of Registrant, and three other employees of Registrant by Orion Tire Corporation, a California corporation, China Tire Holdings Limited, a Bermuda corporation, and China Strategic Holdings Limited, a Hong Kong corporation. The plaintiffs allege, among other things, that, in connection with Goodyear's acquisition in 1994 of a 75% interest in a tire manufacturing facility in Dalian, People's Republic of China, Registrant and GIC engaged in tortious interference with certain contractual relationships involving said facility the plaintiffs had allegedly theretofore established with the entities which owned the Dalian tire manufacturing facility (which entities are controlled by the Dalian municipal government), committed tortious interference with prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants are alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs are seeking an aggregate of at least $1.086 billion in actual damages from the defendants and an aggregate of $3.256 billion in exemplary damages from Registrant and GIC, plus exemplary damages of up to 10% of the net worth of each individual defendant, and such further relief as may be appropriate.

      (H) In April of 1995, Goodyear received a subpoena issued in connection with an industry-wide investigation being conducted by the Cleveland, Ohio, office of the Antitrust Division of the United States Department of Justice into possible violations of Section 1 of the Sherman Act by tire manufacturers. The subpoena calls for the production of documents to a Federal grand jury sitting in Cleveland. Goodyear has substantially completed its response to the subpoena and is cooperating fully with the Department of Justice in the investigation.

      (I) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at March 15, 1996, including claims and proceedings relating to several waste disposal sites that have been identified by the USEPA and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

      Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at March 15, 1996, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1995 by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although in the event of an unanticipated adverse final determination of certain proceedings, Goodyear's consolidated net income in the period in which such determination occurs could be materially affected.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Registrant during the calendar quarter ended December 31, 1995.


ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

      Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant as of March 15, 1996, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.



           NAME                     POSITION(S) HELD                       AGE
           ----                     ----------------                       ---

     STANLEY C. GAULT       CHAIRMAN OF THE BOARD AND DIRECTOR              70

      Mr. Gault served as Chairman of the Board and Chief Executive Officer of Registrant from June 4, 1991 through December 31, 1995, when he retired as Chief Executive Officer. He is Chairman of the Board and an employee of Registrant. Mr. Gault was Chairman of the Board and Chief Executive Officer of Rubbermaid Incorporated from May 1, 1980 to May 1, 1991, when he retired. Prior to 1980, Mr. Gault was an employee of General Electric Company for 31 years, serving in various executive capacities. Mr. Gault has been a director of Registrant since February 14, 1989.


    SAMIR F. GIBARA         PRESIDENT AND CHIEF EXECUTIVE OFFICER           56
                                        AND DIRECTOR

      Mr. Gibara served in various managerial capacities after joining Goodyear in 1966. He served as the President and Chief Executive Officer of Goodyear Canada Inc., a subsidiary of Registrant, from October 1, 1989 through November 30, 1990. He was Chairman of the Board of a European subsidiary of Registrant from December 1, 1990 until September 30, 1992. Mr. Gibara was appointed a Vice President of the Registrant on September 1, 1992. Mr. Gibara was elected a Vice President of Registrant on October 6, 1992, serving in that capacity as the executive officer of Registrant responsible for strategic planning and business development and as the acting Vice President of Finance and the principal financial officer of Registrant. On May 3, 1994, Mr. Gibara was elected an Executive Vice President of Registrant and, in such capacity, was the executive officer responsible for the North American Tire Operations of Registrant. Effective April 15, 1995, Mr. Gibara was elected President and Chief Operating Officer of Registrant. Mr. Gibara was elected President and Chief Executive Officer of Registrant effective January 1, 1996. Mr. Gibara is the principal executive officer of Registrant. Mr. Gibara has been a director of Registrant since April 15, 1995.

          NAME                     POSITION(S) HELD                        AGE
          ----                     ----------------                        ---

    WILLIAM J. SHARP      PRESIDENT, GLOBAL SUPPORT OPERATIONS              54

      Mr. Sharp served in various tire production posts until elected a Vice President of Registrant on January 6, 1987, serving in such capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire manufacturing operations. Effective April 1, 1991, Mr. Sharp was elected an Executive Vice President of Registrant for worldwide product supply, and, in such capacity, was the executive officer of the Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. Effective January 1, 1996, Mr. Sharp was elected Registrant's President, Global Support Operations, and, as such, he is the executive officer of Registrant having corporate responsibility for Goodyear's research and development, manufacturing, purchasing, materials management, quality assurance, and environmental and health and safety improvement activities worldwide. Mr. Sharp has been an employee of Goodyear since 1964.


   ROBERT W. TIEKEN         EXECUTIVE VICE PRESIDENT                       56
                           AND CHIEF FINANCIAL OFFICER

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


   EUGENE R. CULLER, JR       EXECUTIVE VICE PRESIDENT                    57

      Mr. Culler served in various capacities until November of 1986, when he was elected a Vice President of Registrant, in which capacity he served as the executive officer of Registrant responsible for worldwide tire marketing until January 1, 1987, when he became the executive officer of Registrant responsible for Goodyear's worldwide original equipment tire sales. On August 2, 1988, Mr. Culler was elected an Executive Vice President of Registrant, in which capacity he served as the executive officer of Registrant responsible for Goodyear's North American Tire Operations until September 30, 1990. Mr. Culler was the President of Goodyear Canada, Inc., a wholly-owned subsidiary of Registrant, from October 1, 1990 to April 15, 1995. Mr. Culler was elected an Executive Vice President of Registrant effective April 15, 1995, and, in such capacity, is the executive officer responsible for Goodyear's North American Tire Operations. Mr. Culler has been an employee of Goodyear since 1961.


    JAMES W. BARNETT            VICE PRESIDENT                            65

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


     NISSIM CALDERON            VICE PRESIDENT                           62

      Dr. Calderon served in various research management posts until April 7, 1986, when he was elected a Vice President of Registrant. He is the executive officer of Registrant responsible for Goodyear's research programs. Dr. Calderon has been an employee of Goodyear since 1962.

          NAME                     POSITION(S) HELD                        AGE
          ----                     ----------------                        ---

     JAMES BOYAZIS            VICE PRESIDENT AND SECRETARY                  59

      Mr. Boyazis joined Goodyear in 1963, serving in various posts until June 2, 1987, when he was elected a Vice President and the Secretary of Registrant. He is also the Associate General Counsel of Registrant.


     JESSE T. WILLIAMS, SR.           VICE PRESIDENT                        56

      Mr. Williams served in various human resources posts until August 2, 1988, when he was elected a Vice President of Registrant. Mr. Williams was responsible for corporate compliance with equal employment opportunity laws and regulations until July 1, 1991, when he became the executive officer of Registrant responsible for Goodyear's human resources, diversity, safety and workers' compensation activities and for compliance with the various equal employment opportunity, workplace safety and other employment laws and regulations. Mr. Williams was the executive officer of Registrant responsible for Goodyear's compensation and employment practices from March 1, 1993 through October 31, 1995. Effective November 1, 1995, Mr. Williams became the executive officer of Registrant responsible for Goodyear's human resources policy and employment practices. Mr. Williams has been an employee of Goodyear since 1962.


     JOHN P. PERDUYN              VICE PRESIDENT                            56

      Mr. Perduyn served in various public relations posts until appointed Director of Public Information in 1980, serving in that post until June 1, 1989. Mr. Perduyn was elected a Vice President of Registrant effective June 1, 1989, and is the executive officer of Registrant responsible for Goodyear's public affairs activities. Mr. Perduyn has been an employee of Goodyear since 1970.


     RICHARD P. ADANTE            VICE PRESIDENT                            49

      Mr. Adante served in various engineering and management posts until appointed Production Director of Deutsche Goodyear GmbH, a wholly-owned subsidiary of Registrant, in August of 1988, serving in that capacity until April of 1990, when he was appointed Vice President of merchandise distribution and control. Mr. Adante was elected a Vice President effective April 1, 1991 and is the executive officer of Registrant responsible for materials management. Mr. Adante has been an employee of Goodyear since 1966.


     H. CLAY ORME                 VICE PRESIDENT                            56

      Mr. Orme served in various manufacturing management posts until he was appointed Director of Tire Manufacturing in 1987. Mr. Orme was elected a Vice President of Registrant effective September 1, 1992, and, in such capacity, is the executive officer of the Registrant responsible for Goodyear's worldwide manufacturing, corporate engineering and product distribution operations. Mr. Orme has been an employee of Goodyear since 1962.


     GARY A. MILLER                VICE PRESIDENT                           49

      Mr. Miller served in various management and research and development posts until appointed Director of Tire Value and Competitive Analysis in April of 1989, serving in that post until October 1, 1990, when he was appointed General Manager of Specialty Tires. Mr. Miller was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant responsible for Goodyear's purchasing operations. Mr. Miller has been an employee of Goodyear since 1967.

           NAME                     POSITION(S) HELD                       AGE
           ----                     ----------------                       ---

     MIKE L. BURNS                    VICE PRESIDENT                        54

      Mr. Burns served in various human resources posts until appointed Director of Organization Development and Training in 1986. He was elected a Vice President of Registrant effective March 1, 1993. He is the executive officer of Registrant responsible for Goodyear's human resources and total quality systems. Mr. Burns has been an employee of Goodyear since 1965.


     GEORGE E. STRICKLER         VICE PRESIDENT AND COMPTROLLER             48

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


    JAMES C. WHITELEY              VICE PRESIDENT                           48

      Mr. Whiteley served in various quality control and quality assurance managerial posts until appointed Director of Tire Quality Assurance on June 1, 1990. He was elected a Vice President of Registrant on November 2, 1993, serving as the executive officer of Registrant responsible for product quality and safety. Effective July 1, 1995, Mr. Whiteley became the executive officer of Registrant responsible for product quality and safety and environmental and occupational health and safety improvement and compliance programs. Mr. Whiteley has been an employee of Goodyear since 1969.

    RICHARD W. HAUMAN       VICE PRESIDENT AND TREASURER                    49

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


    RICHARD J. STEICHEN           VICE PRESIDENT                            51

      Dr. Steichen joined Goodyear in 1973 as a research chemist and served in various research and development posts until May 16, 1989, when he was appointed Director of Polyester Research and Development. On August 1, 1991, he was appointed Director of Technology Management. On November 1, 1992, Dr. Steichen was appointed the General Manager of Technology and Quality Assurance of South Pacific Tyres, a joint venture company 50% owned by Goodyear, serving in that capacity until November 30, 1994. Dr. Steichen was elected a Vice President of Registrant effective December 1, 1994. Dr. Steichen is the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities.


    C. THOMAS HARVIE      VICE PRESIDENT AND GENERAL COUNSEL               52

      Mr. Harvie joined Goodyear on July 1, 1995 as a Vice President and the General Counsel of Registrant. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995. Mr. Harvie had been employed by TRW Inc. for 20 years in various capacities in the TRW Inc. law department.

      No family relationship exists between any of the above named executive officers or between said executive officers and any other director or nominee for director of Registrant.

      Each executive officer is elected by the Board of Directors at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 15, 1996.




                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The principal market for Registrant's Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). Registrant's Common Stock is also listed on the Chicago Stock Exchange and The Pacific Stock Exchange. Overseas listings include the Amsterdam, Basel, Geneva, Paris and Zurich Stock Exchanges.

      Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1995 and 1994 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 50, and is incorporated herein by specific reference. The first quarter 1996 cash dividend, paid on March 15, 1996 to shareholders of record at February 16, 1996, was $.25 per share.

      At February 16, 1996, there were 31,748 record holders of the 154,471,026 shares of the Common Stock of Registrant then outstanding. Approximately 8,724,862 shares of the Common Stock of Registrant were beneficially owned by approximately 36,498 participants in four Employee Savings Plans sponsored by the Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                     YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE)                    1995         1994           1993          1992         1991
                                                ---------     ---------     ---------     ---------     ---------
Net Sales ...................................   $13,165.9     $12,288.2     $11,643.4     $11,784.9     $10,906.8
Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes ........................       611.0         567.0         488.7         367.3          74.5
Extraordinary Items --
  Early Extinguishment of Debt ..............          --            --         (14.6)        (15.3)           --
  Tax Benefit of Loss Carryovers ............          --            --            --            --          22.1
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits ...................          --            --         (86.3)           --            --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits ...................          --            --            --      (1,065.7)           --
Cumulative Effect of Change in
  Accounting for Income Taxes ...............          --            --            --          55.1            --
                                                ---------     ---------     ---------     ---------     ---------
Net Income (loss) ...........................   $   611.0     $   567.0     $   387.8     $  (658.6)    $    96.6
                                                =========     =========     =========     =========     =========
Per Share of Common Stock:
Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes ........................   $    4.02     $    3.75     $    3.33     $    2.57     $     .62
Extraordinary Items--
  Early Extinguishment of Debt ..............          --            --          (.10)         (.11)           --
  Tax Benefit of Loss Carryovers ............          --            --            --            --           .19
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits ...................          --            --          (.59)           --            --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits ...................          --            --            --         (7.46)           --
Cumulative Effect of Change in
  Accounting for Income Taxes ...............          --            --            --           .39            --
                                                ---------     ---------     ---------     ---------     ---------
Net Income (loss) ...........................   $    4.02     $    3.75     $    2.64     $   (4.61)    $     .81
                                                =========     =========     =========     =========     =========
Dividends Per Share .........................   $     .95     $     .75     $    .575     $    .275     $     .20
Total Assets ................................   $ 9,789.6     $ 9,123.3     $ 8,436.1     $ 8,563.7     $ 8,510.5
Long Term Debt and Capital
  Leases ....................................   $ 1,320.0     $ 1,108.7     $ 1,065.9     $ 1,471.1     $ 2,038.1
Shareholders' Equity ........................   $ 3,281.7     $ 2,803.2     $ 2,300.8     $ 1,930.3     $ 2,731.1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

CONSOLIDATED

      Sales in 1995 were $13.2 billion, increasing 7.1 percent from $12.3 billion in 1994 and 13.1 percent from $11.6 billion in 1993. Net income was $611.0 million or $4.02 per share in 1995, increasing 7.8 percent from $567.0 million or $3.75 per share in 1994 and 57.6 percent from $387.8 million or $2.64 per share in 1993.

      Worldwide tire unit sales were unchanged from 1994 but were 7 percent higher than in 1993. Tire unit sales in 1995 reflected higher original equipment volume, primarily in Europe, but were adversely affected by lower replacement auto market volume in the U.S. In 1994, tire unit sales rose on increased demand worldwide in both the original equipment and replacement markets, with increases recorded in all regions.

[FIGURE]

                           CONSOLIDATED NET INCOME
                            (Dollars in millions)

                                 93   $387.8
                                 94   $567.0
                                 95   $611.0

      Although competitive pricing conditions continued from 1994, revenues in 1995 increased due to higher average selling prices, and revenues in both 1995 and 1994 were favorably affected by the strengthening of European currencies versus the dollar. Tire revenue growth in 1994 did not keep pace with tire unit sales growth in that year, reflecting lower average selling prices compared to 1993 and a shift in worldwide unit sales mix.

      Cost of goods sold in 1995 of $10.1 billion increased 8.9 percent from 1994 and 15.9 percent from 1993. These costs amounted to 76.7 percent, 75.5 percent and 74.8 percent of sales in 1995, 1994 and 1993, respectively. Worldwide raw material costs were higher in both 1995 and 1994, but are not expected to increase significantly in 1996. Labor costs also increased in each year, due in part to new U.S. wage agreements in 1994 which provided wage and benefit improvements to approximately 20,000 U.S. employees. Costs in both 1995 and 1994 were favorably impacted by efficiencies achieved as a result of sustained high levels of capacity utilization and ongoing cost containment measures.

      The Company's research and development expenditures, all of which were included in cost of sales, were $369.3 million, $341.3 million and $320.0 million in 1995, 1994 and 1993, respectively. Research and development expenditures in 1996 are expected to approximate 1995's level.

      There were no charges for environmental cleanup projects included in cost of sales in 1995, compared to charges of $22.8 million and $29.7 million in 1994 and 1993, respectively. At December 31, 1995, the Company's reserve for environmental cleanup costs had decreased to $91.4 million from $116.4 million at December 31, 1994, reflecting payments made for site restoration. Environmental compliance costs may increase in future periods as a result of new and increasingly stringent laws and regulatory standards. Funding for environmental cleanup costs is expected to be provided from operations. For further discussion, refer to the note to the financial statements No. 17, Commitments and Contingent Liabilities.

      Selling, administrative and general expense in 1995 of $1.9 billion decreased 1.1 percent from 1994 but increased slightly from 1993. These expenses amounted to 14.7 percent, 15.9 percent and 16.5 percent of sales in 1995, 1994 and 1993, respectively. The improvement as a percent to sales in each year reflected the benefits of increased sales and ongoing cost containment measures.

      Interest expense in 1995 of $135.0 million increased 4.3 percent from 1994 due primarily to higher debt levels resulting from increased working capital requirements, but decreased 16.9 percent from 1993 due to lower average debt levels and an increase in the proportion of total domestic variable rate short term debt.

      Other income and expense decreased in 1995 due primarily to lower interest income, which resulted in part from lower levels of time deposits and the effects of the Real plan in Brazil, as discussed below. Other income and expense in 1994 decreased due primarily to the inclusion of gains on asset sales totaling $24.7 million ($15.0 million after tax or $.10 per share) in 1993, resulting from the sale of the laminated films business, the Air Treads subsidiary's wheel and brake division and a miscellaneous investment.

      Foreign currency exchange expense in 1995 was $17.4 million, compared to $77.6 million in 1994 and $113.1 million in 1993. The improvement in each year also reflected the effects of Brazil's Real plan.

      Effective July 1, 1994, the Brazilian government implemented the Real plan, an economic plan designed to reduce inflation. The Real plan did not adversely affect unit sales in 1995 or 1994 in either Brazil or its export markets, and it did not have a material effect on the net income contributed by the Company's operations in Brazil in those years, as lower interest income on time deposits was substantially offset by lower expenses, primarily foreign currency exchange.

      The contribution of the Company's operations in Brazil to segment operating income, however, was adversely affected by the lower interest income, in addition to higher raw material and labor costs. Operations in Brazil accounted for 5.0 percent, 5.2 percent and 4.8 percent of sales and 7.1 percent, 14.0 percent and 15.2 percent of operating income in 1995, 1994 and 1993, respectively. It is difficult to forecast future levels of contribution due to, among other things, Brazil's current economic downturn and the general volatility of its economy.

      The Company's effective tax rate was 32.7 percent, 33.6 percent and 36.5 percent in 1995, 1994 and 1993, respectively. The improvement in each year resulted primarily from a more efficient mix of international and U.S. taxes on international earnings and additionally in 1994, higher U.S. earnings and the utilization of foreign loss carryovers. For further discussion, refer to the note to the financial statements No. 15, Income Taxes.

      Net income in 1993 was reduced by a one-time non-cash charge of $86.3 million or $.59 per share resulting from the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." For further discussion, refer to the note to the financial statements No. 11, Postretirement Health Care, Life Insurance and Postemployment Benefits. Additionally in 1993, after-tax charges totaling $14.6 million or $.10 per share were recorded related to the early retirement of certain long term debt obligations, which were accounted for as extraordinary items.

      The Company early adopted in 1995 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which is effective for all companies in 1996, requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value. The adoption of this standard did not affect the Company's results of operations, financial position or liquidity.

      The Company also early adopted in 1995 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement, which is also effective for all companies in 1996, encourages, but does not require the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, the adoption of this standard did not affect the Company's results of operations, financial position or liquidity. For further discussion, refer to the notes to the financial statements No. 1, Accounting Policies and No. 8, Stock Compensation Plans.

SEGMENT INFORMATION

      Segment operating income was $1,221.1 million, $1,193.3 million and $1,164.7 million and segment operating margin was 9.3 percent, 9.7 percent and
10.0 percent in 1995, 1994 and 1993, respectively. Despite pricing improvements in 1995, segment operating margin in both 1995 and 1994 was adversely impacted by competitive pricing conditions, higher raw material and labor costs and reduced interest income on time deposits. Competitive pricing pressures are expected to continue in 1996.

INDUSTRY SEGMENTS

TIRES

      Sales in 1995 were $11.3 billion, increasing 7.2 percent from 1994 and
13.0 percent from 1993. Although competitive pricing conditions continued from 1994, revenues in 1995 increased due to higher average selling prices, and sales in both 1995 and 1994 were favorably affected by the strengthening of currencies in Europe versus the dollar. Sales in 1994 rose on higher unit volume, although average selling prices were lower compared to 1993 as a result of pricing pressures and a shift in worldwide unit sales mix.


[FIGURE]                          TIRE SALES
                            (Dollars in millions)

                                93   $9,963.5
                                94   $10,508.2
                                95   $11,262.3


[FIGURE]                    TIRE OPERATING INCOME
                            (Dollars in millions)

                                93   $998.5
                                94   $1,010.6
                                95   $1,000.2


      The following table presents changes in tire unit sales:


          INCREASE (DECREASE) IN COMPANY TIRE UNIT SALES FOR THE YEAR

                                          1995 VS 1994           1995 VS 1993
                                          ------------           ------------
U.S. .....................................    (3)%                      3%
International ............................     3 %                     11%
Worldwide ................................    -- %                      7%

      Unit sales in the U.S. were adversely affected in 1995 by weak conditions in the North American auto market, although demand there is expected to increase somewhat in 1996. Replacement unit sales in the U.S. in 1995 were lower than in 1994 and unchanged from 1993. Original equipment unit sales in the U.S. in 1995 decreased from 1994, although they remained higher than in 1993. International unit sales reflected improvement compared to 1994 and 1993 in both the original equipment and replacement markets, primarily in Europe and Asia.

      Operating income in 1995 of $1,000.2 million decreased slightly from $1,010.6 million in 1994 but increased slightly from $998.5 million in 1993. Despite pricing improvements, operating income in 1995 was lower due primarily to higher raw material and labor costs, competitive market conditions and lower interest income in Brazil. Operating income in 1994 increased, despite higher raw material and labor costs. Operating income in both 1995 and 1994 was favorably impacted by efficiencies resulting from a sustained high rate of capacity utilization and ongoing cost containment measures.

      Operations in Brazil accounted for 4.9 percent, 5.0 percent and 4.7 percent of tire segment sales and 6.2 percent, 12.0 percent and 14.1 percent of tire segment operating income in 1995, 1994 and 1993, respectively.

GENERAL PRODUCTS

      Sales in 1995 were $1.8 billion, increasing 4.5 percent from 1994 and 9.8 percent from 1993. Operating income in 1995 of $165.6 million decreased 3.1 percent from $170.9 million in 1994 and

6.9 percent from $177.8 million in 1993. Operating income in 1993 included a $9.1 million gain on the sale of the laminated films business.

      Sales in engineered products in 1995 were higher due primarily to pricing improvements and increased demand from original equipment manufacturers, but operating income decreased because of higher raw material and labor costs and lower interest income in Brazil. Sales and operating income in 1994 rose due primarily to increased demand, principally in Brazil.


[FIGURE]                    GENERAL PRODUCTS SALES
                            (Dollars in millions)


                                93   $1,618.0
                                94   $1,700.9
                                95   $1,776.8


[FIGURE]              GENERAL PRODUCTS OPERATING INCOME
                            (Dollars in millions)

                                 93   $177.8
                                 94   $170.9
                                 95   $165.6


      Sales and operating income in chemical products increased in 1995 due to pricing improvements, and sales in 1994 reflected increased demand. Operating income in each year was adversely affected by higher raw material costs, and in 1994 was flat compared to 1993 due to the additional effect of competitive pricing pressures.

      General products operations in Brazil accounted for 6.3 percent, 6.5 percent and 5.7 percent of general products segment sales and 15.2 percent,
26.9 percent and 20.7 percent of general products segment operating income in 1995, 1994 and 1993, respectively.

OIL TRANSPORTATION

      Sales of $126.8 million, $79.1 million and $61.9 million were recorded for 1995, 1994 and 1993, respectively. Operating income in 1995 was $55.3 million, compared to $11.8 million in 1994 and an operating loss of $11.6 million in 1993.

      Sales for this segment consist of tariffs charged by the All American Pipeline System (the System) and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Tariff revenues increased due to a higher percentage of crude oil being transferred to Central Texas for delivery to refineries in the Mid-Continent region and along the Texas Gulf Coast, in addition to increased oil shipments through the System.


[FIGURE]             OIL TRANSPORTATION OPERATING INCOME
                            (Dollars in millions)

                                 93   ($11.6)
                                 94    $11.8
                                 95    $55.3

      The improvement in operating income in each year was due primarily to the previously mentioned higher tariff revenues, increased throughput and the effects of cost containment measures. Operating income in 1995 included a charge of $5.0 million for the writedown of surplus construction pipe, material and equipment. The Company anticipates that sales and operating income in the oil transportation segment in 1996 will be at substantially the same level as in 1995.

      Acquisition costs associated with gathering, purchasing and selling activities amounted to $496 million, $598 million and $655 million in 1995, 1994 and 1993, respectively. Lower levels of crude oil purchasing and selling activities were undertaken in 1995, due primarily to market conditions.

GEOGRAPHIC SEGMENTS

U.S. OPERATIONS

      Sales in 1995 were $7.2 billion, increasing 1.7 percent from 1994 and 7.0 percent from 1993.

Operating income for 1995 of $543.9 million decreased 8.0 percent from $591.5 million in 1994 and 7.8 percent from $590.1 million in 1993.

      Sales in 1995 increased due primarily to higher average selling prices in tires, increased throughput and higher average tariffs in the All American Pipeline System and improved pricing and volume in general products. Despite these improvements, operating income in 1995 decreased due primarily to increased raw material and labor costs and competitive conditions in the tire market.

[FIGURE]                       U.S. OPERATIONS
                                  PERCENT OF
                              CONSOLIDATED SALES

                                  93   58.2%
                                  94   58.0%
                                  95   55.1%

[FIGURE]                       U.S. OPERATIONS
                   PERCENT OF CONSOLIDATED OPERATING INCOME

                                  93   50.7%
                                  94   49.6%
                                  95   44.5%

      Sales and operating income in 1994 were higher due to increased unit sales of tires, increased chemical volume and higher tariff revenues in the All American Pipeline System. Operating income in 1994 was adversely affected by higher raw material and labor costs, and average tire selling prices were lower due to pricing pressures and a change in mix.

      Operating income in both 1995 and 1994 was favorably impacted by efficiencies resulting from continued high levels of capacity utilization and ongoing cost containment measures.

      U.S. operations accounted for 55.1 percent, 58.0 percent and 58.2 percent of consolidated sales and 44.5 percent, 49.6 percent and 50.7 percent of consolidated operating income in 1995, 1994 and 1993, respectively. The decrease in the U.S. contribution reflected the Company's growth in international markets and a decline in U.S. operating income.


INTERNATIONAL OPERATIONS

      Sales in 1995 were $5.9 billion, increasing 14.7 percent from 1994 and
21.6 percent from 1993. Operating income for 1995 of $677.2 million increased
12.5 percent from $601.8 million in 1994 and 17.9 percent from $574.6 million in 1993.

[FIGURE]                   INTERNATIONAL OPERATIONS
                                  PERCENT OF
                              CONSOLIDATED SALES

                                  93   41.8%
                                  94   42.0%
                                  95   44.9%

[FIGURE]                   INTERNATIONAL OPERATIONS
                           PERCENT OF CONSOLIDATED
                               OPERATING INCOME
                                  93   49.3%
                                  94   50.4%
                                  95   55.5%

      In Europe, sales in 1995 of $2.9 billion increased 25.2 percent from 1994 and 27.8 percent from 1993. Operating income for 1995 of $317.2 million increased 49.6 percent from $212.0 million in 1994 and 43.2 percent from $221.5 million in 1993.

      Sales and operating income in 1995 increased due to pricing improvements, the effects of currency translations and higher tire unit sales. Operating income in 1995 also benefited from high levels of capacity utilization and improved productivity, although raw material costs were higher. Sales in 1994 increased due to higher tire unit sales, improved mix and the effects of currency translations. Operating income in 1994 decreased due primarily to competitive pricing conditions in the region and adverse economic conditions in Turkey.

      In Latin America, sales in 1995 of $1.5 billion increased 2.0 percent from 1994 and 9.9 percent from 1993. Operating income for 1995 of $238.8 million decreased 14.1 percent from $278.2 million in 1994 and 11.9 percent from $271.1 million in 1993.

      Despite lower original equipment tire unit sales, sales in 1995 increased due primarily to pricing improvements. Operating income in 1995 was lower due to increased raw material and labor costs and lower interest income. Sales and operating income in 1994 increased due primarily to higher tire unit sales and improved results in engineered products, which offset the adverse impact of higher labor costs and lower interest income in Brazil.

      In Asia, sales in 1995 of $833.2 million increased 17.1 percent from 1994 and 29.2 percent from 1993. Operating income for 1995 of $90.1 million increased 10.9 percent from $81.3 million in 1994 and 28.8 percent from $70.0 million in 1993.

      Sales and operating income in 1995 increased due primarily to improved results in natural rubber operations, pricing improvements and higher tire unit sales. Operating income also benefited from improved productivity, although raw material costs were higher. Sales and operating income in 1994 increased due primarily to increased tire unit sales.

      In Canada, sales in 1995 of $686.5 million increased 5.0 percent from 1994 and 17.5 percent from 1993. Operating income for 1995 of $31.1 million increased 2.4 percent from $30.3 million in 1994 and 159.2 percent from $12.0 million in 1993.

      Sales and operating income in 1995 increased due primarily to improved pricing and mix and higher unit sales of engineered products, although raw material costs were higher. Sales and operating income in 1994 were higher due primarily to increased volume.

      International operations accounted for 44.9 percent, 42.0 percent and
41.8 percent of consolidated sales and 55.5 percent, 50.4 percent and 49.3 percent of consolidated operating income in 1995, 1994 and 1993, respectively. The increase in the international contribution reflected the Company's growth in international markets and a decline in U.S. operating income.

      For further information relating to industry and geographic segments, refer to the note to the financial statements No. 16, Business Segments.


LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $652.8 million during 1995, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for inventories, reflecting increased finished goods quantities and higher raw material and labor costs. In addition, cash was used for pension funding, as discussed on the following page.

[FIGURE]                     CAPITAL EXPENDITURES
                            (Dollars in millions)

                                 93   $432.3
                                 94   $523.0
                                 95   $615.6

      Cash used in investing activities was $684.0 million during 1995, which consisted primarily of capital expenditures for plant modernizations and expansions and new tire molds totaling $615.6 million. In addition, cash was used for the Company's investment in a tire manufacturer in Poland. At December 31, 1995, the Company had binding commitments for land, buildings and equipment of $150.6 million. Capital expenditures are expected to total $675 million in 1996.

      Cash provided by financing activities was $82.8 million during 1995, primarily to support the previously mentioned increased working capital requirements. Consolidated debt at December 31, 1995 was $1,546.7 million and amounted to 32.0 percent of debt and equity, compared to $1,335.6 million and
32.3 percent, respectively, at the end of 1994. Net debt, which consists of consolidated debt less cash and cash equivalents, was $1,278.4 million at December 31, 1995, an increase of $193.7 million from December 31, 1994.

      In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company has entered into various interest rate contracts. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. At December 31, 1995, the interest rate on 56 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. A summary of contracts in place and related weighted average interest rates follows:

                                          FIXED RATE            FLOATING RATE
(Dollars in millions)                      CONTRACTS              CONTRACT
-----------------------------------------------------------------------------
December 31, 1995:
 Notional principal amount                   $395.0                 $50.0
 Pay fixed rate                                8.95%                   --
 Receive variable LIBOR                        5.81%                   --
 Pay variable LIBOR                              --                  5.81%
 Receive fixed rate                              --                  6.69%
 Average years to maturity                      .83                  2.23
 Fair value: (unfavorable) favorable         $(11.3)                $ 1.5
 Average rate paid during the year             8.95%                 6.06%
 Average rate received during the year         6.23%                 6.69%
------------------------------------------------------------------------------

      Current market pricing models were used to estimate the fair values of interest rate swap contracts. The fair value of the fixed rate contracts decreased from $7.1 million unfavorable at December 31, 1994, due primarily to lower interest rates. The Company estimates that an additional one percent decrease in interest rates at December 31, 1995 would have lowered the fair value of the fixed rate contracts by $2.3 million at that date.

      Throughout 1995, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1995 and 1994, the outstanding balance of receivables sold under these agreements amounted to $550 million. The net cumulative proceeds from sales of accounts and notes receivable under these and other agreements totaled $4.1 billion, $4.2 billion and $4.0 billion during 1995, 1994 and 1993, respectively.

      Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 1995 there were worldwide credit sources totaling $3.4 billion, of which $1.9 billion or 55 percent were unused.

      The Company is a party to two credit facility agreements with several domestic and international banks, consisting of a $900 million five year revolving credit facility and a $294 million 364-day revolving credit facility. The $900 million five year credit facility agreement is with 31 banks and provides that the Company may borrow from time to time until July 15, 1999, when the commitment terminates and any outstanding loans mature. The $294 million 364-day credit facility agreement is with 30 banks and provides that the Company may borrow until July 12, 1996, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. There were no borrowings outstanding under these agreements at December 31, 1995.

      For further discussion of financing activities, refer to the note to the financial statements No. 6, Financing Arrangements and Financial Instruments.

      The Company maintains two major domestic pension plans for its hourly and salaried associates. At December 31, 1995, the discount rate for these and other domestic plans was lowered from 8.5% to 7.75%, which added $164.8 million to the accumulated benefit obligation and $176.6 million to the projected benefit obligation at that date.

      The Company's domestic funding practice since 1993 has been to fund, from operations, amounts in excess of the requirements of federal laws and regulations. In 1995, 1994 and 1993, the Company funded a total of $573.5 million, which resulted in the domestic plans being fully funded at December 31, 1995. Accordingly, the Company does not anticipate any significant excess pension funding in 1996.

      For further discussion of pensions, refer to the note to the financial statements No. 9, Pensions.

      Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated cash requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX


        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE
                                                                         ----
Report of Independent Accountants ......................................  30
Consolidated Statement of Income-- years ended December 31, 1995,
  1994 and 1993 ........................................................  31
Consolidated Balance Sheet-- December 31, 1995 and 1994 ................  32
Consolidated Statement of Shareholders' Equity-- years ended
  December 31, 1995, 1994 and 1993 .....................................  33
Consolidated Statement of Cash Flows-- years ended
  December 31, 1995, 1994 and 1993 .....................................  34
Notes to Financial Statements ..........................................  35
Supplementary Data (unaudited) .........................................  50
Financial Statement Schedules .......................................... FS-1


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

      In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits, effective January 1, 1993.




/s/ Price Waterhouse

PRICE WATERHOUSE LLP


Cleveland, Ohio
February 1, 1996

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share)
Year Ended December 31,                                                      1995                1994                 1993
------------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                              $13,165.9           $12,288.2            $11,643.4
 Cost of Goods Sold                                                      10,093.6             9,271.4              8,713.0
 Selling, Administrative and General Expense                              1,936.9             1,958.2              1,922.1
 Interest Expense (Note 12)                                                 135.0               129.4                162.4
 Other (Income) and Expense (Note 2)                                         21.0               (37.9)               (79.1)
 Foreign Currency Exchange                                                   17.4                77.6                113.1
 Minority Interest in Net Income of Subsidiaries                             36.2                23.8                 27.0
------------------------------------------------------------------------------------------------------------------------------------

 Income before Income Taxes, Extraordinary Item
   and Cumulative Effect of Accounting Change                               925.8               865.7                784.9

 United States and Foreign Taxes on Income (Note 15)                        314.8               298.7                296.2
------------------------------------------------------------------------------------------------------------------------------------

 Income before Extraordinary Item
   and Cumulative Effect of Accounting Change                               611.0               567.0                488.7
 Extraordinary Item - Early Extinguishment of Debt
   (net of tax of $6.1)                                                        --                  --                (14.6)
 Cumulative Effect of Change in Accounting for
   Postemployment Benefits (net of tax of $55.2) (Note 11)                     --                  --                (86.3)

------------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                             $   611.0           $   567.0            $   387.8
====================================================================================================================================

 Per Share of Common Stock:
   Income before Extraordinary Item
     and Cumulative Effect of Accounting Change                         $    4.02           $    3.75            $    3.33
   Extraordinary Item - Early Extinguishment of Debt                           --                  --                 (.10)
   Cumulative Effect of Change in Accounting for Postemployment                --                  --                 (.59)
     Benefits

------------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                           $    4.02           $    3.75            $    2.64
====================================================================================================================================

 Average Shares Outstanding                                           152,118,861         151,203,885          147,086,828
====================================================================================================================================

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

(Dollars in millions)
December 31,                                                                                     1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $   268.3            $   250.9
   Accounts and notes receivable (Note 3)                                                     1,615.0              1,524.7
   Inventories (Note 4)                                                                       1,765.2              1,425.1
   Prepaid expenses and other current assets                                                    193.1                166.8
------------------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                     3,841.6              3,367.5

Investments in Affiliates, at equity                                                            183.8                133.4
Long Term Accounts and Notes Receivable                                                         252.0                208.5
Deferred Charges                                                                                793.3                905.3
Other Assets                                                                                    157.7                125.8

Properties and Plants (Note 5)                                                                4,561.2              4,382.8
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                           $ 9,789.6            $ 9,123.3
====================================================================================================================================
LIABILITIES
Current Liabilities:
   Accounts payable - trade                                                                 $ 1,170.7            $ 1,013.9
   Compensation and benefits                                                                    711.9                745.2
   Other current liabilities                                                                    263.9                259.8
   United States and foreign taxes                                                              363.1                326.2
   Notes payable to banks (Note 6A)                                                             211.1                213.0
   Long term debt due within one year                                                            15.6                 13.9
------------------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                2,736.3              2,572.0

Long Term Debt and Capital Leases (Note 6B)                                                   1,320.0              1,108.7
Compensation and Benefits                                                                     1,976.5              2,173.4
Other Long Term Liabilities                                                                     312.2                322.1
Minority Equity in Subsidiaries                                                                 162.9                143.9
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                        6,507.9              6,320.1

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
   Authorized, 50,000,000 shares, unissued                                                         --                   --
Common stock, no par value:
   Authorized, 300,000,000 shares
   Outstanding shares, 153,524,311 (151,407,285 in 1994)                                        153.5                151.4
Capital surplus                                                                                 975.2                918.5
Retained earnings                                                                             2,661.0              2,194.5
Foreign currency translation adjustment                                                        (481.7)              (421.7)
Minimum pension liability adjustment (Note 9)                                                   (26.3)               (39.5)
------------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                               3,281.7              2,803.2
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                             $ 9,789.6            $ 9,123.3
====================================================================================================================================

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                               Foreign       Minimum
                                                     Common Stock                             Currency       Pension         Total
                                                  ------------------   Capital   Retained  Translation     Liability Shareholders'
(Dollars in millions, except per share)           Shares      Amount   Surplus   Earnings    Adjustment    Adjustment      Equity
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1992
   after deducting 50,747,423 treasury shares   72,244,461   $ 72.2    $688.5    $1,510.6      $(341.0)     $   --       $1,930.3
     Net income for 1993                                                            387.8                                   387.8
     Cash dividends 1993 - $.575 per share                                          (84.9)                                  (84.9)
     Stock dividend 1993                        72,689,064     72.6                 (72.6)                                     --
     Common stock issued (including
       5,584,285 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                        66,589       .1       3.0                                                 3.1
       Stock compensation plans                  2,605,544      2.7      74.8                                                77.5
       Conversion of debentures                  2,909,716      2.9     111.7                                               114.6
     Foreign currency translation adjustment                                                     (81.4)                     (81.4)
     Minimum pension liability adjustment                                                                    (46.2)         (46.2)
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1993
   after deducting 45,163,138 treasury shares  150,515,374   150.5      878.0     1,740.9       (422.4)      (46.2)       2,300.8
     Net income for 1994                                                            567.0                                   567.0
     Cash dividends 1994 - $.75 per share                                          (113.4)                                 (113.4)
     Common stock issued (including
       891,911 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                       96,691       .1        3.5                                                 3.6
       Stock compensation plans                   795,220       .8       37.0                                                37.8
     Foreign currency translation adjustment                                                        .7                         .7
     Minimum pension liability adjustment                                                                      6.7            6.7
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1994
   after deducting 44,271,227 treasury shares 151,407,285   151.4       918.5     2,194.5       (421.7)      (39.5)       2,803.2
     Net income for 1995                                                            611.0                                   611.0
     Cash dividends 1995 - $.95 per share                                          (144.5)                                 (144.5)
     Common stock issued (including
       2,116,870 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                      105,028      .1         4.2                                                 4.3
       Stock compensation plans                 2,011,998     2.0        52.5                                                54.5
     Foreign currency translation adjustment                                                     (60.0)                     (60.0)
     Minimum pension liability adjustment                                                                     13.2           13.2
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1995
   after deducting 42,154,357 treasury shares 153,524,311  $153.5      $975.2    $2,661.0      $(481.7)     $(26.3)      $3,281.7
====================================================================================================================================

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)
Year Ended December 31,                                                      1995                1994                 1993
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $  611.0             $ 567.0             $  387.8
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                           434.9               410.3                392.9
     Deferred tax provision                                                  58.0                99.8                (36.3)
     Accounts and notes receivable                                          (84.4)             (192.4)               (10.9)
     Inventories                                                           (344.3)              (63.9)              (100.2)
     Accounts payable - trade                                               159.5               139.7                (48.1)
     Domestic pension funding                                              (252.5)             (238.8)               (82.2)
     Other assets and liabilities                                            70.6                42.9                117.8
     Accounting changes                                                        --                  --                 86.3
     Asset sales                                                               --                  --                (24.7)
     Early extinguishment of debt                                              --                  --                 20.7
---------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                     41.8               197.6                315.3
---------------------------------------------------------------------------------------------------------------------------
     Cash provided by operating activities                                  652.8               764.6                703.1

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (615.6)             (523.0)              (432.3)
   Asset dispositions                                                         8.9                19.0                 83.6
   Short term securities acquired                                           (30.6)             (287.1)              (157.5)
   Short term securities redeemed                                            41.4               310.6                214.2
   Other transactions                                                       (88.1)              (15.7)                 9.8
---------------------------------------------------------------------------------------------------------------------------
     Cash used in investing activities                                     (684.0)             (496.2)              (282.2)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term debt incurred                                                 542.3               385.6                324.8
   Short term debt paid                                                    (414.3)             (395.7)              (487.6)
   Long term debt incurred                                                  141.5                52.9                  6.8
   Long term debt and capital leases paid                                  (101.0)             (166.4)              (385.8)
   Common stock issued                                                       58.8                41.4                195.2
   Dividends paid                                                          (144.5)             (113.4)               (84.9)
---------------------------------------------------------------------------------------------------------------------------
     Cash provided by (used in) financing activities                         82.8              (195.6)              (431.5)

 Effect of Exchange Rate Changes on Cash and Cash Equivalents               (34.2)              (10.4)                (8.4)
---------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        17.4                62.4                (19.0)
 Cash and Cash Equivalents at Beginning of the Period                       250.9               188.5                207.5
---------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  268.3             $ 250.9             $  188.5
===========================================================================================================================

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Finanical Statements


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

FOREIGN CURRENCY TRANSLATION

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of Shareholders' Equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

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

   Foreign Exchange Contracts - Gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as exchange rates change as Foreign Currency Exchange. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in Shareholders' Equity as exchange rates change as Foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Refer to Note 6.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company's stock at the end of the period. Refer to Note 8.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under the Company's domestic cooperative advertising program with dealers and franchisees are recorded subsequent to the first time the advertising takes place, as related revenues are recognized. Refer to Note 14.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1995 presentation.

NOTE 2. OTHER (INCOME) AND EXPENSE

 (In millions)                     1995      1994      1993
-----------------------------------------------------------
 Interest income                 $(27.3)   $(76.3)   $(80.3)
 Financing fees                    48.3      38.4      31.0
 Asset sales                         --        --     (24.7)
 Miscellaneous                       --        --      (5.1)
-----------------------------------------------------------
                                 $ 21.0    $(37.9)   $(79.1)
===========================================================

Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America, pending remittance or reinvestment in the region. Interest income decreased in 1995 due primarily to lower levels of deposits in Latin America and the effects of the Real plan in Brazil, an economic plan designed to reduce inflation. Financing fees increased in 1995 due primarily to higher average interest rates during the year.

   The Company sold an investment during the second quarter of 1993. A gain of $12.5 million ($7.9 million after tax or $.05 per share) was recorded. The Company sold its laminated films subsidiary during the third quarter of 1993. A gain of $9.1 million ($5.2 million after tax or $.03 per share) was recorded. The Company's Air Treads subsidiary sold its wheel and brake division during the fourth quarter of 1993. A gain of $3.1 million ($1.9 million after tax or $.02 per share) was recorded.
                                       36

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE


 (In millions)                               1995      1994
-----------------------------------------------------------
 Accounts and notes receivable           $1,671.2  $1,578.7
 Allowance for doubtful accounts            (56.2)    (54.0)
-----------------------------------------------------------
                                         $1,615.0  $1,524.7
===========================================================

Throughout the year, the Company sold certain domestic accounts receivable under continuous sale programs. Under these programs, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. The level of net proceeds from sales under these programs was $550.0 million at December 31, 1995 and 1994. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense.

   The Company sold accounts and notes receivable under these and other agreements, the net cumulative proceeds of which totaled approximately $4.1 billion, $4.2 billion and $4.0 billion during 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the balance of the uncollected portion of these receivables was $566.4 million and $598.4 million, respectively.

NOTE 4. INVENTORIES

 (In millions)                               1995      1994
-----------------------------------------------------------
 Raw materials and supplies              $  309.8  $  269.9
 Work in process                             75.4      69.8
 Finished product                         1,380.0   1,085.4
-----------------------------------------------------------
                                         $1,765.2  $1,425.1
===========================================================

The cost of inventories using the last-in, first-out (LIFO) method (approximately 41.1% of consolidated inventories in 1995 and 38.9% in 1994) was less than the approximate current cost of inventories by $425.9 million at December 31, 1995 and $371.1 million at December 31, 1994.


NOTE 5. PROPERTIES AND PLANTS

                                                           1995                            1994
---------------------------------------------------------------------------------------------------------
                                                        Capital                         Capital
 (In millions)                                  Owned    Leases     Total       Owned    Leases     Total
---------------------------------------------------------------------------------------------------------
 Properties and plants, at cost:
   Land and improvements                     $  302.1     $ 3.7  $  305.8    $  284.4     $ 3.7  $  288.1
   Buildings and improvements                 1,277.9      39.2   1,317.1     1,215.6      42.7   1,258.3
   Machinery and equipment                    5,785.7      58.2   5,843.9     5,508.7      58.6   5,567.3
   Pipeline                                   1,429.4        --   1,429.4     1,432.4        --   1,432.4
   Construction in progress                     453.7        --     453.7       323.0        --     323.0
---------------------------------------------------------------------------------------------------------
                                              9,248.8     101.1   9,349.9     8,764.1     105.0   8,869.1
 Accumulated depreciation                    (4,711.1)    (77.6) (4,788.7)   (4,407.1)    (79.2) (4,486.3)
---------------------------------------------------------------------------------------------------------
                                             $4,537.7     $23.5  $4,561.2    $4,357.0     $25.8  $4,382.8
=========================================================================================================

The amortization for capital leases included in the depreciation provision for 1995, 1994 and 1993 was $3.0 million, $3.4 million and $5.0 million, respectively. The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 18 years; machinery and equipment, 11 years; pipeline, 37 years.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

NOTE 6. FINANCING ARRANGEMENTS
AND FINANCIAL INSTRUMENTS

A. SHORT TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 1995, the Company had short term uncommitted credit arrangements totaling $1,469.6 million, of which $629.2 million were unused. These arrangements are available to the Company or certain of its international subsidiaries through various international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements.

   A short term credit facility agreement is available whereunder the Company may from time to time borrow and have outstanding until December 31, 1996 up to U.S. $30 million at any one time with an international bank. Under the terms of the agreement, the Company may repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available foreign currencies. Available currencies are Belgian francs, German marks, French francs and British pounds. Borrowings are discounted at rates equivalent to
12.5 basis points over a three month reserve adjusted LIBOR. A commitment fee of 10 basis points is paid on the $30 million commitment (whether or not borrowed). There were no borrowings outstanding under this agreement at December 31, 1995. The average amount outstanding under a similar agreement during 1995 was $21 million.

   The Company had outstanding short term debt amounting to $840.4 million at December 31, 1995. Domestic short term debt represented $629.3 million of this total with a weighted average interest rate of 5.55% at December 31, 1995, and was reclassified to other domestic debt, as discussed below. The remaining $211.1 million was international subsidiary short term debt with a weighted average interest rate of 6.72% at December 31, 1995.

B. LONG TERM DEBT, CAPITAL LEASES AND FINANCING ARRANGEMENTS

At December 31, 1995, the Company had long term credit arrangements totaling $1,906.6 million, of which $1,200.3 million were unused.

   The following table presents long term debt and capital leases at December
31:

 (In millions)                                1995      1994
------------------------------------------------------------
 Promissory notes:
   12.15% due 1996 - 2000                 $   20.0  $   30.0
   10.26% due 1999                           118.4     118.4
 Swiss franc bonds:
   5.375% due 2000                           145.5     130.3
   5.375% due 2006                           137.2     127.3
 Bank term loans due 1997 - 2000             168.0     118.0
 Other domestic debt                         653.3     524.7
 International subsidiary debt                77.5      57.7
------------------------------------------------------------
                                           1,319.9   1,106.4
 Capital lease obligations                    15.7      16.2
------------------------------------------------------------
                                           1,335.6   1,122.6
 Less portion due within one year             15.6      13.9
------------------------------------------------------------
 Long term debt and capital leases        $1,320.0  $1,108.7
============================================================

At December 31, 1995, the fair value of the Company's long term debt amounted to $1,349.8 million, compared to the carrying amount of $1,319.9 million ($1,098.3 million and $1,106.4 million, respectively, at December 31, 1994). The difference was attributable primarily to the promissory notes and the Swiss franc bonds in 1995 and to the Swiss franc bonds in 1994. The fair value was estimated using quoted market prices or discounted future cash flows.

   In order to reduce exposure to the effects of changing exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Swiss franc bonds were completely hedged by foreign currency exchange agreements at December 31, 1995 and 1994. The Company is entitled to purchase the respective foreign currencies at fixed contract rates as described in the table below. The effect of market fluctuations on the carrying amount of these agreements offsets the effect of market fluctuations on the carrying amount of the bonds. The carrying amounts of these foreign currency exchange agreements totaled $134.9 million and $103.8 million at December 31, 1995 and 1994, respectively, and were included in Long Term Accounts and Notes Receivable on the Consolidated Balance Sheet.









                                      1995                1994
---------------------------------------------------------------------
                                Foreign     U.S.    Foreign      U.S.
 (In millions)                 Currency  Dollars   Currency   Dollars
---------------------------------------------------------------------
 Carrying value of debt:
   Swiss franc, maturing
     2000 - 2006                  325.7   $282.7      338.4    $257.6
 Contract amounts of foreign
  currency exchange agreements:
   Swiss franc, maturing
     2000 - 2006                  325.7   $147.8      338.4    $153.8
 Receivables related to foreign
  currency exchange agreements:
   Swiss franc                       --   $134.9         --    $103.8
=====================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

In addition to the principal amounts shown in the table on the previous page, the Swiss franc currency exchange agreements also cover annual coupon payments. At December 31, 1995, the fair value of the Swiss franc currency exchange agreements, based on quoted market prices, was estimated at $118.1 million, including the cover for both principal and coupon payments ($81.3 million at December 31, 1994). In each case the fair value was favorable.

   The bank term loans due 1997 through 2000 consist of various agreements which provide for interest at floating rates based upon LIBOR plus a fixed spread. The weighted average rate in effect under the terms of these agreements at December 31, 1995 was 6.03%.

   The Company is a party to two revolving credit facility agreements, consisting of a $900 million five year revolving credit facility and a $294 million 364-day revolving credit facility. The $900 million five year credit facility agreement is with 31 domestic and international banks and provides that the Company may borrow at any time until July 15, 1999, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 8 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 22 to 30 basis points, which may fluctuate quarterly based upon the Company's performance as measured by defined ranges of leverage. During 1995 commitment and usage fee rates averaged 17.1 and 26.1 basis points, respectively. The $294 million 364-day credit facility agreement is with 30 domestic and international banks and provides that the Company may borrow until July 12, 1996, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 10 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee of 35 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the five year and the 364-day credit facility agreements, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio and establishes a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1995.

   Other domestic debt consisted primarily of the previously mentioned $629.3 million of domestic short term bank borrowings, and current maturities of long term debt. These debt obligations, amounting to $645.9 million at December 31, 1995 ($567.4 million at December 31, 1994), which by their terms are due within one year, are classified as long term. Such obligations are supported by the availability under the revolving credit agreements, and it is the Company's intent to maintain them as long term.International subsidiary debt consisted primarily of an interest free Canadian dollar loan maturing in 1998, and floating and fixed rate U.S. dollar bank term loans maturing in 1997-2000 with a weighted average interest rate of 7.62% at December 31, 1995.

   Refer to Note 7, Leased Assets for additional information on capital lease obligations.

   In order to reduce the impact of changes in variable interest rates on consolidated results of operations and future cash outflows for interest, the Company was a party to various interest rate swap contracts at December 31, 1995 and 1994. These contracts limit the effect of market fluctuations on the interest cost of floating rate debt. The carrying amounts of these contracts totaled $1.8 million and $2.9 million at December 31, 1995 and 1994, respectively, substantially all of which were recorded as Other current liabilities on the Consolidated Balance Sheet.

   Contracts in place and weighted average interest rates at December 31 follow:

 (Dollars in millions)                       1995      1994
------------------------------------------------------------
 Fixed rate swap contracts:
   Notional principal amount              $ 395.0   $ 445.0
   Pay fixed rate                            8.95%     8.95%
   Receive variable LIBOR                    5.81%     6.04%
   Average years to maturity                  .83      1.69
   Fair value: (unfavorable)              $ (11.3)  $  (7.1)
 Floating rate swap contract:
   Notional principal amount              $  50.0   $  50.0
   Pay variable LIBOR                        5.81%     5.50%
   Receive fixed rate                        6.69%     6.69%
   Average years to maturity                 2.23      3.23
   Fair value: favorable (unfavorable)    $   1.5   $  (1.9)
============================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

A $50 million notional principal contract matured in 1995.
At December 31, 1995, the interest rate on 56 percent of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 66 percent at December 31, 1994.

   Current market pricing models were used to estimate the fair values of interest rate swap contracts. The fair value of the fixed rate contracts decreased at December 31, 1995 due primarily to lower interest rates. The Company estimates that an additional one percent decrease in interest rates would have lowered the fair value of the fixed rate contracts by $2.3 million and increased the fair value of the floating rate contracts by $.9 million at December 31, 1995.

   Weighted average information during the years 1995, 1994 and 1993 follows:

 (Dollars in millions)             1995      1994     1993
-----------------------------------------------------------
 Fixed rate contracts:
   Pay fixed rate                  8.95%     9.09%    9.20%
   Receive variable LIBOR          6.23%     4.44%    3.47%
   Notional principal              $416      $660     $692
 Floating rate contracts:
   Pay variable LIBOR              6.06%     4.34%    3.36%
   Receive fixed rate              6.69%     6.69%    6.69%
   Notional principal              $ 50      $ 50     $ 50
===========================================================

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1995 are presented below. Maturities of debt supported by the availability under the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

 (In millions)        1996      1997     1998       1999      2000
------------------------------------------------------------------
 Debt incurred
   under or
   supported by
   revolving credit
   agreements        $  --     $  --    $  --     $645.9    $   --

 Other                15.6      66.6     82.3      145.9     230.2
------------------------------------------------------------------
                     $15.6     $66.6    $82.3     $791.8    $230.2
==================================================================


C. FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1995 and 1994. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions and intercompany loans. The contract durations match the duration of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The carrying amount of these contracts totaled $24.6 million at December 31, 1995 and was recorded as Other current liabilities on the Consolidated Balance Sheet, compared to $.8 million recorded in both current and long term Accounts and notes receivable at December 31, 1994. A summary of contracts in place at December 31 follows:

                              1995                1994
-------------------------------------------------------------
                          Fair Contract       Fair  Contract
 (In millions)           Value   Amount      Value    Amount
-------------------------------------------------------------
 Forward contracts:
   Buy currency         $298.6   $286.0    $  99.5   $  92.4
   Sell currency         667.3    626.1      504.4     492.8
   Contract duration       1/96 - 1/97         1/95 - 9/96
=============================================================






Current market pricing models were used to estimate the fair values of foreign currency forward contracts.

   The counterparties to the Company's derivative financial instrument contracts are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

NOTE 7. LEASED ASSETS

Rental expense charged to income follows:

 (In millions)                     1995       1994     1993
------------------------------------------------------------
 Gross rental expense            $281.1     $300.8   $303.5
 Sublease rental income           (50.0)     (51.9)   (52.3)
------------------------------------------------------------
   Net rental expense            $231.1     $248.9   $251.2
============================================================

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

   While substantially all subleases and some operating leases are cancelable for periods beyond 1996, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location. The estimated minimum future lease payments for capital leases and operating leases are presented below, and are reported net of the anticipated sublease revenue in the column at the right.

                                              Capital  Operating  Sublease
 (In millions)                                 Leases     Leases   Revenue
--------------------------------------------------------------------------
 1996                                           $ 2.6    $175.5     $ 42.8
 1997                                             2.5     140.4       36.7
 1998                                             2.4     102.5       30.7
 1999                                             2.4      84.1       24.0
 2000                                             2.1      64.7       16.8
 2001 and thereafter                             15.1     265.1       23.2
--------------------------------------------------------------------------
 Total minimum lease payments                   $27.1    $832.3     $174.2
==========================================================================
 Present value of net minimum lease obligations $14.7    $641.4
==========================================================================


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

   The 1989 Plan empowers the Company to award or grant from time to time to officers and other key employees of the Company and subsidiaries incentive, non-qualified and deferred compensation stock options, SARs, restricted stock and restricted unit grants, performance equity and performance unit grants and other stock-based awards authorized by the Compensation Committee of the Board of Directors, which administers the 1989 Plan. The 1989 Plan will expire on December 31, 1998, except with respect to awards then outstanding.

   Stock options and related SARs granted during 1995 generally have a maximum term of ten years and vest over four years. Performance equity units granted during 1995 are based on cumulative earnings per share over a three year performance period. They are payable in 50 percent Goodyear common stock and 50 percent cash, and generally are earned at the end of that period. Assuming that there will be full utilization of the shares of common stock available for awards during the term of the 1989 Plan, and that no other increases or decreases in the number of shares of common stock outstanding would occur during the term of the 1989 Plan, approximately 21,500,000 shares of the common stock would be available for the grant of awards through December 31, 1998.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                        Notes to Financial Statements
                                 (Continued)

   Stock-based compensation activity for the years 1995, 1994 and 1993 follows:

                                                   1995                         1994                           1993
---------------------------------------------------------------------------------------------------------------------------
                                            Shares           SARs         Shares          SARs         Shares         SARs
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                7,749,660        782,446      6,838,965       705,834      8,155,280      964,520
   Options granted                       1,731,725        229,200      1,694,150       211,600      2,064,979      269,900
   Options without SARs exercised       (1,857,190)            --       (781,263)           --     (2,967,748)          --
   Options with SARs exercised             (86,325)       (86,325)       (18,850)      (18,850)      (148,300)    (148,300)
   SARs exercised                          (62,950)       (62,950)       (96,138)      (96,138)      (251,486)    (251,486)
   Options without SARs expired            (49,100)            --        (21,125)           --        (48,200)          --
   Options with SARs expired                (4,700)        (4,700)        (3,000)       (3,000)       (15,300)     (15,300)
   SARs expired                               (900)       (64,300)            --       (17,000)        (2,100)    (113,500)
   Restricted stock granted                 10,000             --          1,800            --             --           --
   Restricted stock issued                 (10,000)            --         (1,800)           --             --           --
   Performance equity units granted          8,963             --        161,250            --         57,350           --
   Performance equity shares issued        (64,591)            --             --            --             --           --
   Performance equity units cancelled      (36,966)            --        (24,329)           --         (5,510)          --
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31              7,327,626        793,371      7,749,660       782,446      6,838,965      705,834
---------------------------------------------------------------------------------------------------------------------------
 Exercisable at December 31              5,033,729        482,296      5,079,369       456,021      3,789,240      330,608
---------------------------------------------------------------------------------------------------------------------------
 Available for grant at December 31      2,908,914                     2,990,448                    3,194,138
===========================================================================================================================

Weighted average option exercise price information for the years 1995, 1994 and 1993 follows:

                                                                                          1995           1994          1993
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                                                               $31.34         $27.43        $23.33
 Granted during the year                                                                $34.75         $44.25        $34.38
 Exercised during the year                                                              $29.71         $26.23        $21.27
 Outstanding at December 31                                                             $33.96         $31.34        $27.43
 Exercisable at December 31                                                             $32.30         $26.93        $23.63
===========================================================================================================================

Significant option groups outstanding at December 31, 1995 and related weighted average price and life information follows:

 Grant                       Options                        Options                   Exercise                    Remaining
 Date                    Outstanding                    Exercisable                      Price                 Life (Years)
---------------------------------------------------------------------------------------------------------------------------
 1/4/95                    1,661,525                        229,250                    $34.750                          9
 1/4/94                    1,638,900                        996,225                    $44.250                          8
 1/5/93                    1,538,935                      1,538,935                    $34.375                          7
 1/7/92                      859,726                        859,726                    $26.875                          6
 All other                 1,281,872                      1,281,872                    $23.710                          4
===========================================================================================================================

Options in the `All other' category were outstanding at prices ranging from $11.25 to $45.25. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during 1995, 1994 and 1993 was $17.17, $19.45 and $13.75 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                          1995           1994        1993
--------------------------------------------------------------------------------------------------------------------------
 Expected life (years)                                                                       5              5           5
 Interest rate                                                                            7.80%          5.27%       5.97%
 Volatility                                                                               43.0%          40.9%       33.2%
 Dividend yield                                                                           2.34%          2.70%       3.00%
==========================================================================================================================

The fair value at date of grant for performance equity units granted during 1995, 1994 and 1993 was $34.75, $44.25 and $34.38 per unit, respectively, which in each case was equal to the market value of the Company's common stock at the date of grant.

   Stock-based compensation costs reduced (increased) pretax income by $8.7 million ($5.2 million after tax or $.03 per share), $(3.4) million ($2.1 million after tax or $.01 per share) and $13.5 million ($8.1 million after tax or $.05 per share) in 1995, 1994 and 1993, respectively. In addition, these costs would have been increased by $6.0 million ($5.2 million after tax or $.03 per share) in 1995 had the fair values of options and the stock-based portion of performance equity units granted in that year been recognized as compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on net income for 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


Note 9. Pensions

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

   The Company's domestic funding practice since 1993 has been to fund amounts in excess of the requirements of Federal laws and regulations. From 1993 to 1995, the Company funded $573.5 million to its domestic pension plans, which were fully funded at December 31, 1995. This has resulted in a significant increase in prepaid pension costs over that period, which are recorded as Deferred Charges on the Consolidated Balance Sheet. Additionally, the fully funded status of these plans has significantly lowered the Company's minimum pension liability and related intangible asset, which are recorded as long term Compensation and Benefits and Deferred Charges, respectively, on the Consolidated Balance Sheet.

   Net periodic pension cost follows:

 (In millions)                                                                            1995           1994         1993
-----------------------------------------------------------------------------------------------------------------------------
 Service cost-benefits earned during the period                                       $   83.2        $  91.8     $   68.9
 Interest cost on projected benefit obligations                                          221.1          202.6        179.0
 Actual return on plan assets                                                           (427.8)           (.9)      (273.1)
 Net amortization and deferrals                                                          279.3         (125.3)       158.5
-----------------------------------------------------------------------------------------------------------------------------
 Net periodic pension cost                                                            $  155.8        $ 168.2     $  133.3
=============================================================================================================================

        The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1995 and 1994. At the end of 1995 and 1994, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

                                                                                1995                         1994
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Assets Exceed   Accumulated  Assets Exceed  Accumulated
                                                                     Accumulated      Benefits    Accumulated     Benefits
 (In millions)                                                          Benefits Exceed Assets     Benefits Exceed Assets
-----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:

 Vested benefit obligation                                                $ (2,283.5)   $ (232.3)   $ (852.4)   $ (1,291.4)
=============================================================================================================================
 Accumulated benefit obligation                                           $ (2,500.0)   $ (268.6)   $ (871.8)   $ (1,500.8)
=============================================================================================================================
 Projected benefit obligation                                             $ (2,626.4)   $ (332.1)   $ (977.8)   $ (1,551.7)
 Plan assets                                                                 2,643.1        59.2       939.9       1,140.1
-----------------------------------------------------------------------------------------------------------------------------
 Projected benefit obligation less than (in excess of) plan assets              16.7      (272.9)      (37.9)       (411.6)
 Unrecognized net loss                                                         108.2        61.3       121.8          51.4
 Unrecognized prior service cost                                               378.0        (1.7)      172.1         263.8
 Unrecognized net (asset) obligation at transition                              (8.2)       27.0        (9.5)         27.6
 Adjustment required to recognize minimum liability                           --           (50.0)         --        (313.8)
-----------------------------------------------------------------------------------------------------------------------------
 Pension asset (liability) recognized on the Consolidated Balance Sheet    $   494.7    $ (236.3)   $  246.5    $   (382.6)
=============================================================================================================================

                                                     1995                          1994                         1993
-----------------------------------------------------------------------------------------------------------------------------
 Assumptions:                                 U.S.  International           U.S. International           U.S.International
-----------------------------------------------------------------------------------------------------------------------------
 Discount rate                               7.75%     0% - 12.0%           8.5%    0% - 12.0%          7.75%  2.0% - 10.0%
 Rate of increase in compensation levels      4.5%     0% - 10.5%           4.5%    0% - 10.5%           4.5%     0% - 9.0%
 Expected long term rate of return on         9.0%   5.0% - 12.0%           9.0%  5.5% - 12.0%           9.0%   5.0%- 11.0%
 plan assets
=============================================================================================================================

For plans that are not fully funded, the Company is required to offset the adjustment required to recognize minimum liability on the Consolidated Balance Sheet with an intangible asset, up to the amount of unrecognized prior service cost plus unrecognized obligations at transition that remain at December 31 of each year. Liability amounts in excess of these two items are offset by a separate reduction in Shareholders' Equity, net of tax. Accordingly, Shareholders' Equity was reduced by $26.3 million at December 31, 1995, compared to $39.5 million at December 31, 1994.

   Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements and at December 31, 1995, these plans accounted for $102.4 million of the Company's accumulated benefit obligation, $120.4 million of its projected benefit obligation and $16.5 million of its minimum pension liability adjustment ($140.4 million, $162.6 million and $7.5 million, respectively, at December 31, 1994).

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


NOTE 10. EMPLOYEES' SAVINGS PLANS

Substantially all domestic associates are eligible to participate in savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1995, most plans provided for the Company's matching of these contributions (up to a maximum of 6 percent of the associate's annual pay or, if less, $9,240) at the rate of 50 percent. Company contributions were $38.2 million, $31.7 million and $29.4 million for 1995, 1994 and 1993, respectively.

Note 11. POSTRETIREMENT HEALTH CARE, LIFE INSURANCE
AND POSTEMPLOYMENT BENEFITS

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

   Net periodic benefit cost follows:

 (In millions)                                        1995       1994     1993
--------------------------------------------------------------------------------
Service cost - benefits earned during the period     $  21.2  $   23.6  $   18.5
Interest cost                                          152.7     144.0     134.8
Net amortization                                        (1.7)     (1.5)     (5.0)
--------------------------------------------------------------------------------
Net periodic benefit cost                           $  172.2  $  166.1  $  148.3
================================================================================

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1995 and 1994.

 (In millions)                                               1995        1994
------------------------------------------------------------------------------------
 Actuarial present value of accumulated benefit obligation:
     Retirees                                                $ (1,255.4) $ (1,150.4)
     Vested active plan participants                             (473.2)     (441.5)
     Other active plan participants                              (270.1)     (246.8)
-------------------------------------------------------------------------------------
Accumulated benefit obligation in excess
   of plan assets                                              (1,998.7)   (1,838.7)
 Unrecognized net loss                                            215.8        96.6
 Unrecognized prior service cost                                    7.7        11.9
-------------------------------------------------------------------------------------
 Accrued benefit cost recognized
   on the Consolidated Balance Sheet                         $ (1,775.2) $ (1,730.2)
=====================================================================================

                                         1995                      1994
                               ------------------------------------------------------
Assumptions:                   U.S.      International    U.S.      International
-------------------------------------------------------------------------------------
 Discount rate                7.75%      5.0% - 9.0%      8.5%       5.0% - 9.5%
 Rate of increase
   in compensation levels      4.5%      2.5% - 5.75%     4.5%       2.5% - 5.75%
-------------------------------------------------------------------------------------

An 8.5 percent annual rate of increase in the cost of health care benefits for retirees under 65 years of age and a 6.25 percent annual rate of increase for retirees 65 years and older is assumed in 1996. This rate gradually decreases to 5 percent in 2010 and remains at that level thereafter. To illustrate the significance of a one percent increase in the assumed health care cost trend, the accumulated benefit obligation would increase by $23.9 million at December 31, 1995, and the aggregate service and interest cost by $2.4 million for the year then ended.

   The Company adopted Statement of Financial Accounting Standards No. 112, (SFAS 112), "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS 112 requires the accrual of benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement. The cumulative effect of adopting SFAS 112 at January 1, 1993 resulted in a charge of $86.3 million or $.59 per share, net of related taxes of $55.2 million.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


NOTE 12. INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

 (In millions)                           1995        1994       1993
------------------------------------------------------------------------------
Interest expense before capitalization   $140.1     $135.1      $167.4
  Less capitalized interest                 5.1        5.7         5.0
------------------------------------------------------------------------------
                                         $135.0     $129.4      $162.4
==============================================================================

The Company made cash payments for interest in 1995, 1994 and 1993 of $136.4 million, $147.6 million and $181.1 million, respectively.

NOTE 13. RESEARCH AND DEVELOPMENT

Research and development costs for 1995, 1994 and 1993 were $369.3 million, $341.3 million and $320.0 million, respectively.

NOTE 14. ADVERTISING COSTS

Advertising costs for 1995, 1994 and 1993 were $246.7 million, $248.2 million and $248.2 million, respectively.

NOTE 15. INCOME TAXES

The components of income before income taxes, extraordinary item and the cumulative effect of accounting change, adjusted for minority interest in net income of subsidiaries, follow:

 (In millions)                                     1995       1994      1993
-------------------------------------------------------------------------------
 U.S                                              $271.4     $294.4    $286.6
 Foreign                                           654.4      571.3     498.3
-------------------------------------------------------------------------------
                                                   925.8      865.7     784.9
 Minority Interest in Net Income of Subsidiaries    36.2       23.8      27.0
-------------------------------------------------------------------------------
                                                  $962.0     $889.5    $811.9
===============================================================================

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

 (Dollars in millions)                     1995        1994     1993
-------------------------------------------------------------------------
 U.S. Federal income tax at the
   statutory rate of 35%                   $336.7      $311.3     $284.1
 Adjustment for foreign taxes
   at different rates                        (8.6)      (12.6)       8.7
 Other                                      (13.3)         --        3.4
--------------------------------------------------------------------------
 United States and foreign taxes on income
   (before extraordinary item and
   cumulative effect of accounting change) $314.8      $298.7     $296.2
--------------------------------------------------------------------------
 Effective tax rate                          32.7%       33.6%      36.5%
==========================================================================


The components of the provision for income taxes by taxing jurisdiction follow:

 (In millions)                              1995       1994      1993
------------------------------------------------------------------------
 Current:
   Federal                                 $ 42.1    $ 51.2    $ 92.7
   Foreign income and withholding taxes     219.3     169.9     206.2
   State                                     (4.6)    (22.2)     33.6
-----------------------------------------------------------------------
                                            256.8     198.9     332.5
 Deferred:
   Federal                                   19.8      74.6     (18.8)
   Foreign                                   32.9       7.9      (3.3)
   State                                      5.3      17.3     (14.2)
-----------------------------------------------------------------------
                                             58.0      99.8     (36.3)
 United States and foreign taxes on income
  (before extraordinary item and
   cumulative effect of accounting change) $314.8    $298.7    $296.2
=======================================================================

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 follow:

 (In millions)                                       1995        1994
----------------------------------------------------------------------
 Postretirement benefits other than pensions    $    687.2  $    685.2
 Accrued environmental liabilities                    38.2        47.0
 General and product liability                        70.4        57.7
 Alternative minimum tax credit carryforwards         94.9        96.2
 Operating loss carryforwards                         18.6        21.8
 Workers' compensation                                64.3        62.2
 Vacation and sick pay                                74.3        72.1
 Other                                               115.3       157.1
----------------------------------------------------------------------
                                                   1,163.2     1,199.3

 Valuation allowance                                 (29.7)      (68.9)
----------------------------------------------------------------------
 Total deferred tax assets                         1,133.5     1,130.4
 Total deferred tax liabilities - depreciation      (711.3)     (702.3)
                                - pensions          (190.8)     (165.2)
----------------------------------------------------------------------
 Total deferred taxes                           $    231.4  $    262.9
======================================================================

The decrease in the valuation allowance was due primarily to the realization of loss carryforwards and other benefits which are reflected in the 1995 provision.
        The Company made net cash payments for income taxes in 1995, 1994 and 1993 of $243.8 million, $234.6 million and $266.0 million, respectively.
        No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,385.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.
                                      45

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                         Notes to Financial Statements
                                  (Continued)


NOTE 16. BUSINESS SEGMENTS

The Tires segment is the principal industry segment, which involves the development, manufacture, distribution and sale of tires in original equipment and replacement markets throughout most regions of the world. Related products and services include tubes, retreads, automotive repair services and merchandise purchased for resale.

   The General products segment involves the manufacture and sale of various engineered rubber and chemical products throughout most regions of the world, principally in the U.S., Latin America and Europe. These products include belts, hose, molded products, foam cushioning accessories, tank tracks, organic chemicals used in rubber and plastic processing, synthetic rubber and rubber latices and other products.

   The Oil transportation segment consists primarily of the All American Pipeline System, a common carrier crude oil pipeline extending from California to Texas. This segment, which also includes a crude oil gathering pipeline in California, crude oil storage facilities, linefill and related assets, also engages in various crude oil gathering, purchasing and selling activities. Segment sales consist of tariffs charged by the All American Pipeline System and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Acquisition costs associated with these activities amounted to $496 million, $598 million and $655 million for 1995, 1994 and 1993, respectively.

   Operating income for each industry and geographic segment consists of total revenues less applicable costs and expenses. Transfers between industry segments were not material. Inter-geographic sales were at cost plus a negotiated mark up.

   The following items have been excluded from the determination of operating income: interest expense, foreign currency exchange, equity in net income of affiliates, minority interest in net income of subsidiaries, corporate revenues and expenses and income taxes. Corporate revenues and expenses were those items not identifiable with the operations of a segment. Corporate revenues were primarily from the sale of miscellaneous assets. Corporate expenses were primarily central administrative expenses.

   Identifiable assets of industry and geographic segments represent those assets that were associated with the operations of each segment. Corporate assets consist of cash and cash equivalents, prepaid expenses and other current assets, long term accounts and notes receivable, deferred charges and other assets. At December 31, 1995, $110.2 million or 40.4 percent ($112.4 million or
42.2 percent at December 31, 1994) of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Venezuela and Brazil.

   Certain business assets, which were part of the General products segment, were sold in 1993. Refer to Note 2, Other (Income) and Expense. Results of operations of the General products industry segment and the U.S. geographic segment were reduced because of the dispositions of these business assets. Sales and operating income, respectively, of the businesses sold, excluding any gains recorded on the sales, amounted to $28.9 million and $.1 million in 1993.

   Dividends received by the Company and domestic subsidiaries from its international operations for 1995, 1994 and 1993 were $139.0 million, $151.8 million and $239.8 million, respectively.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


Industry Segments

(In millions)                                                1995                         1994                         1993
---------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers

   Tires                                                $10,104.5                    $ 9,427.6                    $ 8,853.3
   Related products and services                          1,157.8                      1,080.6                      1,110.2
---------------------------------------------------------------------------------------------------------------------------
     Total Tires                                         11,262.3                     10,508.2                      9,963.5
   General products                                       1,776.8                      1,700.9                      1,618.0
   Oil transportation                                       126.8                         79.1                         61.9
---------------------------------------------------------------------------------------------------------------------------
     Net Sales                                          $13,165.9                    $12,288.2                    $11,643.4
============================================================================================================================
Income (loss)

   Tires                                                $ 1,000.2                    $ 1,010.6                    $   998.5
   General products                                         165.6                        170.9                        177.8
   Oil transportation                                        55.3                         11.8                        (11.6)
---------------------------------------------------------------------------------------------------------------------------
     Total operating income                               1,221.1                      1,193.3                      1,164.7

   Interest expense                                        (135.0)                      (129.4)                      (162.4)
   Foreign currency exchange                                (17.4)                       (77.6)                      (113.1)
   Equity in net income of affiliates                        19.0                         25.7                         17.6
   Minority interest in net income of subsidiaries          (36.2)                       (23.8)                       (27.0)
   Corporate revenues and expenses                         (125.7)                      (122.5)                       (94.9)
---------------------------------------------------------------------------------------------------------------------------
     Income before income taxes, extraordinary item
      and cumulative effect of accounting change        $   925.8                    $   865.7                    $   784.9
============================================================================================================================
Assets

   Tires                                                $ 6,050.8                    $ 5,386.2                    $ 5,023.6
   General products                                         791.7                        740.9                        671.2
   Oil transportation                                     1,356.3                      1,398.6                      1,413.2
---------------------------------------------------------------------------------------------------------------------------
     Total identifiable assets                            8,198.8                      7,525.7                      7,108.0

   Corporate assets                                       1,407.0                      1,464.2                      1,220.9
   Investments in affiliates, at equity                     183.8                        133.4                        107.2
---------------------------------------------------------------------------------------------------------------------------
     Assets at December 31                              $ 9,789.6                    $ 9,123.3                    $ 8,436.1
===========================================================================================================================
Capital Expenditures

   Tires                                                $   494.5                    $   425.4                    $   356.5
   General products                                         116.4                         90.2                         67.7
   Oil transportation                                         4.7                          7.4                          8.1
---------------------------------------------------------------------------------------------------------------------------
     For the year                                       $   615.6                    $   523.0                    $   432.3
===========================================================================================================================
Depreciation

   Tires                                                $   329.6                    $   309.4                    $   305.0
   General products                                          59.1                         55.1                         47.5
   Oil transportation                                        46.2                         45.8                         40.4
---------------------------------------------------------------------------------------------------------------------------
     For the year                                       $   434.9                    $   410.3                    $   392.9
===========================================================================================================================

                                      47

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


Geographic Segments

(In millions)                                  1995         1994           1993
--------------------------------------------------------------------------------
Sales to Unaffiliated Customers

   United States                            $ 7,249.6    $ 7,130.5     $ 6,777.4
   Europe                                     2,853.7      2,279.8       2,233.3
   Latin America                              1,542.9      1,512.5       1,403.5
   Asia                                         833.2        711.6         644.9
   Canada                                       686.5        653.8         584.3
--------------------------------------------------------------------------------
 Net Sales                                  $13,165.9    $12,288.2     $11,643.4
================================================================================
Inter-Geographic Sales

   United States                            $   408.4    $   373.9     $   296.9
   Europe                                        90.1         92.5          78.4
   Latin America                                172.5        159.2         107.7
   Asia                                         815.9        490.7         346.6
   Canada                                       297.3        269.1         233.6
--------------------------------------------------------------------------------
     Total                                  $ 1,784.2    $ 1,385.4     $ 1,063.2
================================================================================
Revenue

   United States                            $ 7,658.0    $ 7,504.4     $ 7,074.3
   Europe                                     2,943.8      2,372.3       2,311.7
   Latin America                              1,715.4      1,671.7       1,511.2
   Asia                                       1,649.1      1,202.3         991.5
   Canada                                       983.8        922.9         817.9
   Adjustments and eliminations              (1,784.2)    (1,385.4)     (1,063.2)
--------------------------------------------------------------------------------
     Total                                  $13,165.9    $12,288.2     $11,643.4
================================================================================
Operating Income

   United States                            $   543.9    $   591.5     $   590.1
   Europe                                       317.2        212.0         221.5
   Latin America                                238.8        278.2         271.1
   Asia                                          90.1         81.3          70.0
   Canada                                        31.1         30.3          12.0
--------------------------------------------------------------------------------
     Total                                  $ 1,221.1    $ 1,193.3     $ 1,164.7
================================================================================
Assets

   United States                            $ 4,703.6    $ 4,478.4     $ 4,314.8
   Europe                                     1,719.9      1,452.5       1,335.0
   Latin America                                683.0        637.6         647.9
   Asia                                         576.9        490.3         356.4
   Canada                                       515.4        466.9         453.9
--------------------------------------------------------------------------------
     Total identifiable assets                8,198.8      7,525.7       7,108.0
================================================================================
   Corporate assets                           1,407.0      1,464.2       1,220.9
   Investments in affiliates, at equity         183.8        133.4         107.2
--------------------------------------------------------------------------------
   Assets at December 31                    $ 9,789.6    $ 9,123.3     $ 8,436.1
================================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Continued)


NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1995, the Company had binding commitments for investments in land, buildings and equipment of $150.6 million and off-balance-sheet financial guarantees written of $38.8 million.

    At December 31, 1995, the Company had recorded contingent liabilities aggregating $91.4 million for anticipated costs, including legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. The Company had recorded $116.4 million for such costs at December 31, 1994. There were no charges recorded in 1995 for such costs, compared to $22.8 million and $29.7 million in 1994 and 1993, respectively. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute, and is expected to be paid over several years. Refer to Note 1, Accounting Policies, Environmental Cleanup Matters for additional information. At December 31, 1995, the Company had recorded contingent liabilities aggregating $191.4 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The Company had recorded $183.1 million for such matters at December 31, 1994. Charges for such potential liabilities were $29.5 million, $30.0 million and $31.9 million in 1995, 1994 and 1993, respectively. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described contingent liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would materially affect the Company's financial condition, results of operations or liquidity.

   Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1995 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

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

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                               Supplementary Data
                                  (Unaudited)

Quarterly Data and Market Price Information

(In millions, except per share)

                                                                                  Quarter

                                          ---------------------------------------------------------------------------------
1995                                            First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                   $3,243.3          $3,350.8         $3,305.1          $3,266.7        $13,165.9
 Gross Profit                                   755.9             800.2            746.7             769.5          3,072.3

 Net Income                                  $  133.3          $  173.8         $  157.5          $  146.4        $   611.0
---------------------------------------------------------------------------------------------------------------------------
 Per Share of Common Stock:

   Net Income                                $     .88         $    1.15        $    1.03         $     .96       $     4.02
--------------------------------------------------------------------------------------------------------------------------
 Average Shares Outstanding                     151.5             151.7            152.3             152.9            152.1

 Price Range of Common Stock:*

   High                                      $   38 3/4        $   43 3/8       $   45 1/8        $   47 1/2      $    47 1/2
   Low                                           33                36 5/8           38 1/8            37               33

 Dividends Paid                                    .20               .25              .25               .25              .95
============================================================================================================================

                                                                                 Quarter

                                             ------------------------------------------------------------------------------
1994                                            First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                   $2,909.6          $3,052.3         $3,115.8          $3,210.5        $12,288.2
 Gross Profit                                   714.2             791.9            753.4             757.3          3,016.8

 Net Income                                  $  116.0          $  163.2         $  151.3          $  136.5        $   567.0
---------------------------------------------------------------------------------------------------------------------------
 Per Share of Common Stock:

   Net Income                                $     .77         $    1.08        $    1.00         $     .90       $     3.75
===========================================================================================================================
 Average Shares Outstanding                     151.0             151.2            151.3             151.4            151.2

 Price Range of Common Stock:*

   High                                      $   49 1/4        $   42 1/2       $   37 1/4        $   36 1/2      $    49 1/4
   Low                                           39 1/4            35 3/4           31 5/8            31 3/4           31 5/8

 Dividends Paid                                    .15               .20              .20               .20              .75
===========================================================================================================================

*New York Stock Exchange - Composite Transactions

                                                                50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.


                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 27, 1996, for its Annual Meeting of Shareholders to be held on April 15, 1996 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 17 through 21, inclusive, of this Annual Report.

      Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1995, except that Mr. E. R. Culler, Jr., an Executive Vice President of Registrant, filed an amendment to his Form 3, and to one Form 4, to correct an administrative error in the initial reporting of his holdings of Registrant's Common Stock and Mr. R. P. Adante, a Vice President of Registrant, amended Form 4 filings made in 1991, 1992, 1993 and 1994 to report shares acquired during the period through the reinvestment of dividends on Registrant's Common Stock pursuant to the Goodyear Dividend Reinvestment and Stock Purchase Plan not previously reported due to administrative error. To the knowledge of Registrant, no person owned 10% or more of any class of Registrant's equity securities registered under the Exchange Act.



ITEM 11. EXECUTIVE COMPENSATION.

      Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the captions "Executive Officer Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph", at pages 11 through 24, inclusive, of the Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by Item 403 of Regulation S-K relating to the ownership of Registrant's Common Stock by certain beneficial owners and management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Beneficial Ownership of Common Stock" at pages 9 and 10 of the Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 11 through 20, inclusive, of the Proxy Statement.

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

         EXHIBIT                          DESCRIPTION                    FILED AS EXHIBIT
           10(a)            1994 Performance Recognition Plan           E to Form 10-K for year
                                                                        ended December 31, 1993

           10(b)            Form of Performance Equity Grant            F to Form 10-K for
                            Agreement for 1994 under 1989 Plan          year ended December 31, 1993

           10(c)            1995 Performance Recognition Plan           E to Form 10-K for year
                                                                        ended December 31, 1994

           10(d)            Performance Recognition Plan                10.1 to this Annual Report
                            adopted as of January 1, 1996               on Form 10-K

           10(e)            Form of Stock Option Grant Agreement        E to Form 8-K dated
                            under 1989 Plan                             February 17, 1993

           10(f)            1982 Employees' Stock Option Plan           A-II to Form 10-K for
                            (as amended)                                year ended December 31, 1985

           10(g)            Form of Stock Option Grant Agreement        G to Form 10-K for year
                            under 1989 Plan in respect of options       ended December 31, 1993
                            granted January 4, 1994

           10(h)            1987 Employees' Stock Option Plan           B to Form 10-Q for
                                                                        quarter ended March 31,
                                                                        1987

           10(i)            1989 Goodyear Performance and Equity        A to Form 10-Q for
                            Incentive Plan ("1989 Plan")                quarter ended March 31,
                                                                        1989

           10(j)            Goodyear Supplementary Pension Plan         A to Form 10-Q for
                            (as amended)                                quarter ended March 31,
                                                                        1990

           10(k)            Form of Performance Equity Grant            F to Form 10-K for year
                            Agreement for 1995 under 1989 Plan          ended December 31, 1994

           10(l)            Retirement Plan for Outside Directors       F to Form 8-K dated
                            (as amended)                                March 20, 1987

           10(m)            Goodyear Employee Severance Plan            A-II to Form 10-K for
                                                                        year ended December 31,
                                                                        1988

         EXHIBIT                  DESCRIPTION                    FILED AS EXHIBIT
           10(n)          Form of Performance Equity Grant        C to Form 8-K dated
                          Agreement for 1992 under 1989 Plan      February 17, 1993

           10(o)          Form of Performance Equity Grant        D to Form 8-K dated
                          Agreement for 1993 under 1989 Plan      February 17, 1993

            10(p)         Forms of Stock Option Grant             G to Form 10-K for year
                          Agreements under 1989 Plan in           ended December 31, 1994
                          respect of options and
                          SARs granted January 4, 1995

           10(z)          Employment Agreement and related        C to Form 10-Q for
                          Stock Purchase Agreement, each          quarter ended June 30, 1991
                          dated August 6, between Registrant
                          and S. C. Gault


           10(aa)         Amendment, dated December 3, 1991,      A to Form 8-K
                          to Stock Purchase Agreement, dated      dated December 18, 1991
                          August 6, 1991, between Registrant
                          and S. C. Gault

           10(bb)         Amendment, dated April 5, 1993, to      C to Form 8-K
                          Employment Agreement and to Stock       dated April 22, 1993
                          PurchaseAgreement, each dated
                          August 6, 1991, between Registrant
                          and S. C. Gault

           10(cc)         Deferred Compensation Plan for          B to Form 10-Q for
                          Executives                              quarter ended September 30, 1994

           10(dd)         1994 Restricted Stock Award Plan        B to Form 10-Q for
                          for Non-employee Directors              quarter ended June 30, 1994



           10(ee)         Amendment, dated May 3, 1994, to        A to Form 10-Q for
                          Employment Agreement and to             quarter ended June 30, 1994
                          Stock Purchase Agreement, each dated
                          August 6, 1991, between Registrant and
                          S. C. Gault

           10(ff)         Form of Performance Equity Grant        10.2 to this Annual Report
                          Agreement for 1996 under 1989 Plan      on Form 10-K


           10(gg)         Forms of Stock Option Grant Agreements  10.3 to this Annual Report
                          under 1989 Plan in respect              on Form 10-K
                          of options and SARs
                          granted January 9, 1996

          10(hh)          Amendment Agreement, dated as of         10.4 to this Annual Report
                          December 5, 1995, relating               on Form 10-K
                          to Stock Purchase Agreement dated
                          August 6, 1991, between Registrant
                          and S. C. Gault

           10(ii)         Outside Directors' Equity                10.5 to this Annual Report
                          Participation Plan                       on Form 10-K



B.  REPORTS ON FORM 8-K:

       No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1995.

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

                                   THE GOODYEAR TIRE & RUBBER COMPANY
                                              (Registrant)

Date:  March 20, 1996              By /s/ SAMIR F. GIBARA
                                      ---------------------------------------
                                      Samir F. Gibara, President and Chief
                                      Executive Officer


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 20, 1996                /s/ SAMIR F. GIBARA
                                     -----------------------------------------
                                     Samir F. Gibara, President and Chief
                                     Executive Officer and Director (Principal
                                     Executive Officer)


Date:  March 20, 1996                /s/ ROBERT W. TIEKEN
                                     -----------------------------------------
                                     Robert W. Tieken, Executive Vice President
                                     (Principal Financial Officer)


Date:  March 20, 1996                /s/ GEORGE E. STRICKLER
                                     -----------------------------------------
                                     George E. Strickler, Vice President and
                                     Comptroller (Principal Accounting Officer)


                        JOHN G. BREEN, Director
                        WILLIAM E. BUTLER, Director
                        THOMAS H. CRUIKSHANK, Director       By /s/ ROBERT W. TIEKEN
                        STANLEY C. GAULT, Director              ----------------------------
Date:  March 20, 1996   WILLIAM J. HUDSON, JR., Director             Robert W. Tieken,
                        GERTRUDE G. MICHELSON, Director         Signing as Attorney-in-Fact
                        STEVEN A. MINTER, Director                 for the directors whose
                        AGNAR PYTTE, Director                      names appear opposite.
                        GEORGE H. SCHOFIELD, Director
                        WILLIAM C. TURNER, Director

      A Power of Attorney, dated January 9, 1996, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1995 on behalf of certain of the directors of the Registrant is filed as Exhibit D to this Annual Report.

                    FINANCIAL STATEMENT SCHEDULES ITEMS 8
                          AND 14(a)(2) OF FORM 10-K
                               FOR CORPORATIONS
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                              ------------------
                    INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:
                                                    SCHEDULE NO.    PAGE NUMBER
                                                    ------------    -----------
Valuation and Qualifying Accounts..................          II         FS-1

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEX TO FINANCIAL STATEMENT SCHEDULES:

        Financial statement and schedules relating to 50 percent or less owned companies, the investments in which are accounted for by the equity method, have been omitted as permitted because, considered in the aggregate as a single subsidiary, these companies would not constitute a significant subsidiary.


====================================================================================================================================
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      YEAR ENDED DECEMBER 31,
====================================================================================================================================
(IN MILLIONS)                                                  1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Additions                             Translation
                                       Balance at       charged         Deductions           adjustment        Balance
                                       beginning       (credited)         from                 during         at end of
Description                            of period       to income         reserves              period          period
-----------------------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes
  receivable:
  For doubtful accounts                 $ 54.0          $ 19.5          $ (17.5) (a)            $  .2           $ 56.2

Valuation allowance -- deferred
  tax assets                              68.9           (34.7)            (4.5)                   --             29.7

                                                               1994
-----------------------------------------------------------------------------------------------------------------------------------

Deducted from accounts and notes
  receivable:
  For doubtful accounts                 $ 50.6          $ 26.5          $ (23.3) (a)            $  .2           $ 54.0

Valuation allowance -- deferred
  tax assets                              96.4           (27.1)             (.4)                   --             68.9
                                                               1993
-----------------------------------------------------------------------------------------------------------------------------------

Deducted from accounts and notes
  receivable:
  For doubtful accounts                 $ 55.8          $ 26.2          $ (25.8) (a)            $ (5.6)         $ 50.6

Valuation allowance -- deferred
  tax assets                             231.2           (25.6)          (109.2)                    --            96.4
----------

Note:(a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY
                           Annual Report on Form 10-K
                        For Year Ended December 31, 1995
                              INDEX OF EXHIBITS(1)

 Exhibit
  Table
                                                                                        Exhibit
  Item                                                                                  Letter/
 No. (2)                          Description of Exhibit                                Number         Page
 -------                          ----------------------                                -------        ----
  3                     ARTICLES OF INCORPORATION AND BY-LAWS

                        (a) Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated
                              December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The
                              Goodyear Tire & Rubber Company, dated  April 6,
                              1993 (two documents comprising  Registrant's
                              Articles of Incorporation as amended through March 27, 1995) (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1(A) to Registrant's Registration
                              Statement on Form S-8, File No. 33-65187).

                        (b)   Code of Regulations of The Goodyear Tire &
                              Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6,
                              1981 and April 13, 1987 (incorporated by reference, filed with the Securities and Exchange
                              Commission as Exhibit 4.1(B) to Registrant's
                              Registration Statement on Form S-8, File No.
                              33-65187).

4 Instruments defining the rights of security holders, including indentures

                        (a) Conformed copy of Rights Agreement, dated as of July 2, 1986, between Registrant and Manufacturers
                              Hanover Trust Company, Rights Agent (filed with the Securities and Exchange Commission as Exhibit
                              4(a) to Registrant's Current Report on Form 8-K, dated July 2, 1986, and as Exhibit 2(a) to
                              Registrant's Registration Statement on Form 8-A, dated July 3, 1986, File No. 1-1927), as amended by that certain Amendment to Rights Agreement dated as of April 6, 1993 between Registrant and First Chicago Trust Company of New York, the successor Rights Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.3 to Registrant's Registration
                              Statement on Form S- 8, File No. 33-65187).

---------------

(1) See Part IV, Item 14, Part A.3.
(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                        Exhibit
  Item                                                                                  Letter/
 No. (2)                          Description of Exhibit                                Number         Page
 -------                          ----------------------                                -------        ----
4                    (b)   Specimen nondenominational Certificate for
                           shares of the Common Stock, Without Par Value, of the
                           Registrant; one certificate, First Chicago Trust
                           Company of New York as transfer agent and registrar
                           (incorporated by reference, filed with the Securities
                           and Exchange Commission as Exhibit 4.2 to
                           Registrant's Registration Statement on Form S-8, File
                           No. 033-65187).

                     (c)   Conformed Copy of Revolving Credit Facility
                           Agreement, dated as of July 15, 1994, among Registrant, the Lenders named therein and Chemical
                           Bank, as Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

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

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number          Page
--------                          ----------------------                                 -------         ----
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

                (c) Performance Recognition Plan of Registrant adopted effective January 1, 1995 for calendar year
                      1995 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit E to
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1927).

                (d)  Performance Recognition Plan of Registrant adopted effec-           10.1           X-10.1-1
                     tive January 1, 1996.

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

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number          Page
--------                          ----------------------                                 -------         ----
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

                      (k) Performance Equity Grant Agreement in respect of awards granted in December of 1994 in respect of 1995 under the 1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit F to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No.
                            1-1927).

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

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number          Page
--------                          ----------------------                                 -------         ----
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

                       (p) Forms of Stock Option Grant Agreements in respect ofoptions and SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity
                            Incentive Plan; Part I, Form of Agreement for
                            Incentive Stock Options, Part II, Form of Agreement for Non-Qualified Stock Options, and Part III, Form of Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange
                            Commission as Exhibit G to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1- 1927).

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

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number          Page
--------                          ----------------------                                 -------         ----
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

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number          Page
--------                          ----------------------                                 -------         ----
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

                     (bb)   Amendment, dated April 5, 1993, to
                            Employment Agreement and to Stock Purchase Agreement, each dated August 6, 1991, between Registrant and S C
                            Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit C to
                            Registrant's Current Report on Form 8-K dated April
                            22, 1993, File No. 1-1927).

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

                     (dd)   1994 Restricted Stock Award Plan for
                            nonemployee Directors of Registrant, as adopted effective June 1, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1994, File No.
                            1-1927).

                     (ee)   Amendment, dated May 3, 1994, to
                            Employment Agreement and to Stock Purchase Agreement, each dated August 6, 1991, between Registrant and S.
                            C. Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to
                            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).

---------------

(2) Pursuant to Item 601 of Regulation S-K.

 Exhibit
  Table
                                                                                         Exhibit
  Item                                                                                   Letter/
 No. (2)                          Description of Exhibit                                 Number       Page
--------                          ----------------------                                 -------      ----
10                    (ff)   Form of Performance Equity Grant Agreement for 1996          10.2        X-10.2-1
                             under the 1989 Goodyear Performance and Equity
                             Incentive Plan

                      (gg)   Forms of Stock Option Grant Agreement granted January        10.3        X-10.3-1
                             9, 1996 under the 1989 Goodyear Performance and Equity
                             Incentive Plan; Part I, Form of Agreement for Incentive
                             Stock Options, Part II, Form of Agreement for Non-qualified
                             Stock Options, and Part III, Form of Agreement for
                             Non-qualified Stock Options and tandem Stock Appreciation
                             Rights.

                      (hh)   Amendment Agreement, dated as of December 5, 1995,           10.4        X-10.4-1
                             relating to Stock Purchase Agreement dated August 6,
                             1991, between Registrant and S C Gault.

                      (ii)   Outside Directors' Equity Participation Plan, adopted by     10.5        X-10.5-1
                             by the Board of Directors on February 2, 1996.

11                           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS                A
                       (a)   Computation of Earnings Per Share                            (11)        X-11-1

21                           SUBSIDIARIES                                                  B
                       (a)   List of subsidiaries of Registrant at March 15, 1996.        (21)        X-21-1

23                           CONSENTS OF EXPERTS AND COUNSEL                               C
                       (a)   Consent of Price Waterhouse LLP, independent accoun-         (23)        X-23-1
                             tants, to incorporation by reference of their report set
                             forth  on page 30 of this Annual Report in certain
                             Registration Statements on Forms S-3 and S-8.

24                           POWER OF ATTORNEY                                             D
                       (a)   Power of Attorney, dated January 9, 1996, authorizing        (24)        X-24-1
                             Robert W. Tieken, C. Thomas Harvie, George E. Strickler,
                             Richard W. Hauman, James Boyazis, or any one or more
                             of them, to sign this Annual Report on behalf of certain
                             directors of Registrant.

27                           FINANCIAL DATA SCHEDULE                                      (27)        X-27-1

99                           ADDITIONAL EXHIBITS
                       (a)   Registrant's definitive Proxy Statement dated February
                             27, 1996 (portions incorporated by reference, filed with the
                             Securities and Exchange Commission, File No. 1-1927).
---------------

(2) Pursuant to Item 601 of Regulation S-K.

                                     X-8