Form 10-Q
period 1996-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1996-05-13
CIK 42582

_______________________________________________________________________________
_______________________________________________________________________________


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                 (330) 796-2121
              (Registrant's telephone number, including area code)

                      ___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                                               No
        -------                                              -------
                     ___________________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock, Without
     Par Value, Outstanding at April 30, 1996:           155,052,952


________________________________________________________________________________
________________________________________________________________________________

              The Goodyear Tire & Rubber Company and Subsidiaries
             Consolidated Statement of Income and Retained Earnings
                                   Unaudited


(Dollars in millions, except per share)                 Three Months Ended
                                                             March 31,
                                                       1996               1995
                                                     --------          ---------
Net Sales                                            $3,245.5           $3,243.3

Cost of Goods Sold                                    2,481.2            2,487.4
Selling, Administrative and General Expense             471.0              483.5
Interest Expense                                         32.0               32.0
Other Expense                                            14.0                2.9
Foreign Currency Exchange                                 1.9               24.9
Minority Interest in Net Income of Subsidiaries          11.9                7.5
                                                       ------           --------
Income before Income Taxes                              233.5              205.1
United States and Foreign Taxes on Income                81.7               71.8
                                                       ------           --------
Net Income                                              151.8              133.3

Retained Earnings at Beginning of Period              2,661.0            2,194.5

Cash Dividends                                           38.6               30.3
                                                     --------           --------
Retained Earnings at End of Period                   $2,774.2           $2,297.5
                                                     ========           ========


Per Share of Common Stock:

    Net Income                                          $0.98              $0.88
                                                     ========           ========
    Cash Dividends                                      $0.25              $0.20
                                                     ========           ========

Average Shares Outstanding                        154,263,097        151,465,262


The accompanying notes are an integral part of this financial statement.

              The Goodyear Tire & Rubber Company and Subsidiaries
                           Consolidated Balance Sheet
                                   Unaudited

(Dollars in millions)                                                       March 31,    December 31,
                                                                              1996           1995
                                                                            --------     ------------
Assets
Current Assets:
     Cash and cash equivalents                                               $322.0          $268.3
     Accounts and notes receivable, less
        allowance (1996-$59.6, 1995-$56.2)                                  1,945.9         1,615.0
     Inventories:
        Raw materials                                                         326.9           309.8
        Work in process                                                        88.5            75.4
        Finished product                                                    1,565.3         1,380.0
                                                                          ---------        --------
                                                                            1,980.7         1,765.2
     Prepaid expenses and other current assets                                205.8           193.1
                                                                          ---------        --------
        Total Current Assets                                                4,454.4         3,841.6
Investments in Affiliates, at equity                                          147.1           183.8
Long Term Accounts and Notes Receivable                                       238.3           252.0
Deferred Charges                                                              827.6           793.3
Other Assets                                                                  158.8           157.7
Properties and Plants, less accumulated depreciation
        (1996-$4,880.1, 1995-$4,788.7)                                      4,656.9         4,561.2
                                                                          ---------        --------
        Total Assets                                                      $10,483.1        $9,789.6
                                                                          =========        ========
Liabilities
Current Liabilities:
     Accounts payable-trade                                                $1,123.4        $1,170.7
     Compensation and benefits                                                777.0           711.9
     Other current liabilities                                                261.8           263.9
     United States and foreign taxes                                          396.0           363.1
     Notes payable to banks                                                   669.7           211.1
     Long term debt due within one year                                        20.1            15.6
                                                                          ---------        --------
        Total Current Liabilities                                           3,248.0         2,736.3
Long Term Debt and Capital Leases                                           1,305.4         1,320.0
Compensation and Benefits                                                   1,971.1         1,976.5
Other Long Term Liabilities                                                   291.7           312.2
Minority equity in subsidiaries                                               233.4           162.9
                                                                          ---------        --------
        Total Liabilities                                                   7,049.6         6,507.9

Shareholders' Equity
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                       -               -
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 154,948,642 (153,524,311 in 1995)
          after deducting 40,730,026 treasury shares (42,154,357 in 1995)     154.9           153.5
Capital Surplus                                                             1,019.5           975.2
Retained Earnings                                                           2,774.2         2,661.0
Foreign Currency Translation Adjustment                                      (489.8)         (481.7)
Minimum Pension Liability Adjustment                                          (25.3)          (26.3)
                                                                          ---------        --------
        Total Shareholders' Equity                                          3,433.5         3,281.7
                                                                          ---------        --------
        Total Liabilities and Shareholders' Equity                        $10,483.1        $9,789.6
                                                                          =========        ========

The accompanying notes are an integral part of this financial statement.

              The Goodyear Tire & Rubber Company and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   Unaudited

(Dollars in millions)                                              Three Months Ended
                                                                        March 31,
                                                                   1996           1995
Cash Flows from Operating Activities:                             -----          -----
      Net Income                                                 $151.8         $133.3
        Adjustments to reconcile net income to net cash
          flows from operating activities:
         Depreciation                                             111.6          105.2
         Accounts and notes receivable                           (317.5)        (320.8)
         Inventories                                             (197.4)        (173.6)
         Accounts payable-trade                                   (51.2)           5.5
         Other assets and liabilities                              69.0            3.9
                                                               --------       --------
                  Total adjustments                              (385.5)        (379.8)
                                                               --------       --------
             Net cash used in operating activities               (233.7)        (246.5)


Cash Flows from Investing Activities:
        Capital expenditures                                     (127.9)        (101.4)
        Other transactions                                        (41.7)           7.0
                                                               --------       --------
             Net cash used in investing activities               (169.6)         (94.4)


Cash Flows from Financing Activities:
        Short term debt incurred                                  494.5          447.6
        Short term debt paid                                      (56.4)         (93.9)
        Long term debt incurred                                    14.1           84.0
        Long term debt and capital leases paid                     (2.5)         (14.7)
        Common stock issued                                        45.7            4.0
        Dividends paid                                            (38.6)         (30.3)
                                                               --------       --------
             Net cash provided by financing activities            456.8          396.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents        0.2           (4.5)
                                                               --------       --------
Net Change in Cash and Cash Equivalents                            53.7           51.3

Cash and Cash Equivalents at Beginning of the Period              268.3          250.9
                                                               --------       --------
Cash and Cash Equivalents at End of the Period                   $322.0         $302.2
                                                               ========       ========


The accompanying notes are an integral part of this financial statement.

              The Goodyear Tire & Rubber Company and Subsidiaries
                   Notes to Consolidated Financial Statements



ADJUSTMENTS
- -----------

All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.


PER SHARE OF COMMON STOCK
- -------------------------

Per share amounts have been computed based on the average number of common shares outstanding.



INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
- ------------------------------------------------------------

In 1995 the Company acquired, for cash, 32.7 percent of the outstanding shares of a Polish tire manufacturer from the Polish government and agreed to purchase original issue shares. The investment was accounted for using the equity method. In the first quarter of 1996, the Company purchased original issue shares of this tire manufacturer, bringing its ownership to 50.8 percent. This investment is now accounted for as a consolidated subsidiary. Information in the Consolidated Statement of Cash Flows is presented net of the effects of the consolidation.

              The Goodyear Tire & Rubber Company and Subsidiaries
                              Segment Information
                                   Unaudited

(Dollars in millions)                                         Three Months Ended
                                                                  March 31,
                                                               1996        1995
                                                              -----       -----
INDUSTRY SEGMENTS
   Sales to Unaffiliated Customers:
     Tires                                                 $2,516.3      $2,493.1
     Related products and services                            257.5         245.9
                                                           --------      --------
          Total Tires                                       2,773.8       2,739.0
     General products                                         439.8         473.7
     Oil transportation                                        31.9          30.6
                                                           --------      --------
        Net Sales                                          $3,245.5      $3,243.3
                                                           ========      ========
   Income:
     Tires                                                   $252.4        $246.7
     General products                                          41.7          42.8
     Oil transportation                                        16.7           7.9
                                                           --------      --------
        Total operating income                                310.8         297.4

      Exclusions from operating income                        (77.3)        (92.3)
                                                           --------      --------
        Income before income taxes                           $233.5        $205.1
                                                           ========      ========




GEOGRAPHIC SEGMENTS
   Sales to Unaffiliated Customers:
     United States                                         $1,730.7      $1,810.0
     Europe                                                   763.8         672.9
     Latin America                                            381.4         407.0
     Asia                                                     203.0         181.3
     Canada                                                   166.6         172.1
                                                           --------      ---------
        Net Sales                                          $3,245.5      $3,243.3
                                                           ========      =========

   Operating Income:
     United States                                           $128.5        $122.5
     Europe                                                    79.4          68.2
     Latin America                                             71.2          77.1
     Asia                                                      25.5          23.4
     Canada                                                     6.2           6.2
                                                           --------      --------
        Total                                                $310.8        $297.4
                                                           ========      ========

              The Goodyear Tire & Rubber Company and Subsidiaries

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS
                             ---------------------
CONSOLIDATED
- ------------

     Sales were $3.25 billion in the first quarter of 1996, compared to $3.24 billion in the 1995 period. Net income was $151.8 million or $.98 per share, increasing 13.9 percent from $133.3 million or $.88 per share in the 1995 period.

     Sales reflected increased tire unit volume in Europe and Asia, but were adversely affected by reduced demand resulting from lower production volume by original equipment vehicle manufacturers in North America (U.S. and Canada), competitive pricing pressures, and a difficult economic environment in Latin America. Worldwide tire unit sales increased 2 percent from the 1995 period.

     Despite higher raw material costs and unchanged sales revenues, cost of goods sold decreased to 76.5 percent of sales from 76.7 percent in the 1995 period. The improvement reflected increased sales in Europe and Asia, where gross margins were higher than in North America, improved gross margins in the chemical and oil transportation businesses, improved worldwide productivity and efficiencies resulting from continued high levels of capacity utilization.

     Selling, administrative and general expense decreased to 14.5 percent of sales from 14.9 percent in the 1995 period, primarily as a result of ongoing cost containment measures. Other expense was higher due primarily to a charge of $6.5 million related to workforce reductions in Latin America, and lower interest income on time deposits. Foreign currency exchange expense decreased significantly compared to the 1995 period, during which period European currencies strengthened versus the U.S. dollar. In order to better reflect the effects of foreign currency exchange expense on results of operations, in 1996 subsidiaries in countries with highly inflationary economies began recording such expense in the income statement captions to which it related, the effect which is not material.

SEGMENT INFORMATION
- -------------------

     Segment operating income of $310.8 million increased 4.5 percent from $297.4 million in the 1995 period. Segment operating margin increased to 9.6 percent of sales from 9.2 percent in the 1995 period, due primarily to increased sales in Europe and Asia, improved results in the chemical and oil transportation businesses and lower selling, administrative and general expenses.

INDUSTRY SEGMENTS
- -----------------

Tires
- -----

     Sales of $2.77 billion increased 1.3 percent from $2.74 billion in the 1995 period, and operating income of $252.4 million increased 2.3 percent from $246.7 million in the 1995 period.

     Sales revenues were favorably affected by increased tire unit sales volume in Europe and Asia and a shift in sales mix towards the replacement market, but were adversely impacted by reduced demand resulting from lower production volume by original equipment vehicle manufacturers in North America and competitive pricing pressures. Competitive pricing pressures are expected to continue during 1996. Worldwide tire unit sales increased 2 percent from the 1995 period.

     The following table presents changes in tire unit sales:

     Increase (Decrease) in Company Tire Unit Sales -- First Quarter
     ---------------------------------------------------------------
                                                       1996 vs. 1995
                                                       -------------
     U.S.                                                    (5) %
     International                                           11  %
     Worldwide                                                2  %

     Although original equipment tire unit sales increased in Europe and Asia, worldwide original equipment tire unit sales were lower due primarily to reduced production volume by vehicle manufacturers in North America. Worldwide replacement tire unit sales were higher, increasing in the United States, Europe and Asia.

     Despite higher raw material costs and a workforce reduction charge of $5.6 million related to production rationalization in Latin America, operating income increased due to improved results in Europe and Asia, lower selling, administrative and general expenses, improved worldwide productivity and efficiencies resulting from continued high levels of capacity utilization.

General Products
- ----------------

     Sales of $439.8 million decreased 7.2 percent from $473.7 million in the 1995 period. Operating income of $41.7 million decreased 2.5 percent from $42.8 million in the 1995 period. Operating income in the 1996 period included a charge of $.9 million related to the previously mentioned workforce reductions in Latin America.

     Sales and operating income in engineered products decreased due to reduced production volume by original equipment vehicle manufacturers in North America. Sales in chemical products decreased due to lower selling prices and reduced unit sales volume. Operating income increased, however, on lower raw material costs.

Oil Transportation
- ------------------

     Sales of $31.9 million and operating income of $16.7 million were recorded in the first quarter of 1996, compared to $30.6 million and $7.9 million, respectively, in the 1995 period. Operating income in the 1995 period was adversely affected by a charge of $5.0 million for the writedown of surplus pipe and equipment. Higher average tariffs and ongoing cost containment measures contributed to the improvement.


GEOGRAPHIC SEGMENTS
- -------------------

U.S. Operations
- ---------------

     Sales of $1.73 billion decreased 4.4 percent from $1.81 billion in the 1995 period. Operating income of $128.5 million increased 5.1 percent from $122.5 million in the 1995 period.

     Sales decreased due primarily to reduced demand by original equipment vehicle manufacturers, competitive tire pricing pressures and lower selling prices and reduced volume in chemical products.

      Despite lower sales and higher raw material costs, operating income increased due primarily to lower raw material costs in chemical products, improved results in oil transportation activities (which in the 1995 period were affected by the aforesaid $5.0 million charge), lower selling, administrative and general expenses, improved productivity and efficiencies resulting from continued high levels of capacity utilization.

     U.S. operations accounted for 53.3 percent of consolidated sales and 41.4 percent of consolidated operating income, compared to 55.8 percent and 41.2 percent, respectively, in the 1995 period.

International Operations
- ------------------------

     Sales of $1.52 billion increased 5.7 percent from $1.43 billion in the 1995 period. Operating income of $182.3 million increased 4.1 percent from $174.9 million in the 1995 period.

     In Europe, sales of $763.8 million increased 13.5 percent from $672.9 million in the 1995 period. Operating income of $79.4 million increased 16.5 percent from $68.2 million in the 1995 period.

     Sales and operating income in Europe increased due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland. Results were also favorably impacted by productivity improvements and the effects of cost containment measures.

     In Latin America, sales of $381.4 million decreased 6.3 percent from $407.0 million in the 1995 period. Operating income of $71.2 million decreased
7.7 percent from $77.1 million in the 1995 period.

     Sales in Latin America decreased and operating income was adversely affected by difficult economic conditions in the region and lower tire unit sales in Brazil. Operating income reflected lower selling, administrative and general expenses and improved productivity, but decreased due primarily to a workforce reduction charge of $6.5 million related to production rationalization.

     In Asia, sales of $203.0 million increased 12.0 percent from $181.3 million in the 1995 period. Operating income of $25.5 million increased 8.7 percent from $23.4 million in the 1995 period.

     Sales and operating income in Asia increased due primarily to higher tire unit sales. Operating income also benefited from lower selling, administrative and general expenses and improved productivity.

     In Canada, sales of $166.6 million decreased 3.2 percent from $172.1 million in the 1995 period. Operating income of $6.2 million was unchanged from $6.2 million in the 1995 period.

     Sales and operating income in Canada were adversely impacted by lower production volume by original equipment vehicle manufacturers, although operating income was favorably affected by productivity improvements and the effects of cost containment measures.

     International operations accounted for 46.7 percent of consolidated sales and 58.6 percent of consolidated operating income, compared to 44.2 percent and
58.8 percent, respectively, in the 1995 period.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Net cash used in operating activities was $233.7 million during the first three months of 1996, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, reflecting longer average terms resulting from increased sales in Europe and a shift in sales mix towards replacement tires. Working capital requirements also increased for inventories, reflecting increased finished goods quantities.

     Net cash used in investing activities was $169.6 million during the first three months of 1996, which consisted primarily of capital expenditures for plant modernizations and expansions and new tire molds totaling $127.9 million. Capital expenditures are expected to total $650 million in 1996. Cash was also used for the acquisition of a lightweight conveyor belting manufacturer in the United States and an investment in a retail chain in Sweden.

     Net cash provided by financing activities was $456.8 million during the first three months of 1996, primarily to support the previously mentioned operating and investing activities. Consolidated debt at March 31, 1996 was $1,995.2 million and amounted to 36.8 of debt and equity, compared to $1,546.7 million and 32.0 percent, respectively, at the end of 1995.

     The Company enters into interest rate swap contracts in order to manage the impact of fluctuations in interest rates on consolidated results of operations and future cash outflows for interest. During the first quarter, the Company entered into floating rate contracts with notional principal amounts totaling $110 million, which increase its exposure to fluctuations in short term interest rates. A summary of contracts in place and related weighted average interest rates follows:

(Dollars in millions)                       Fixed Rate      Floating Rate
                                            Contracts         Contracts
                                            ----------      -------------
March 31, 1996:
 - Notional principal amount                   $ 275.0           $ 160.0
 - Pay fixed rate                                 8.95%                -
 - Receive variable LIBOR                         5.59%                -
 - Pay variable LIBOR                                -              5.38%
 - Receive fixed rate                                -              6.38%
 - Average years to maturity                      0.92              5.77
 - Fair value: (unfavorable)                   $ (7.90)          $ (0.50)

First quarter - Rate paid                         8.95%             5.65%
              - Rate received                     5.76%             6.43%

Fixed rate contracts with notional principal amounts totaling $120 million matured in the first quarter of 1996.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 1996 the Company had short term uncommitted credit arrangements totaling $1.8 billion, of which $493.0 million were unused. The Company also had available long term credit arrangements at March 31, 1996 totaling $1.9 billion, of which $1.2 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- ------   -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Registrant") on Form 10-K for the year ended December 31, 1995 (the "Annual Report"), wherein at Item 3, pages 14, 15, 16 and 17, Registrant reported certain legal proceedings. Registrant reports the following developments in respect of one of the legal proceedings described at Item 3 of the Annual Report.

         As reported at paragraph (G) of Item 3, at page 16, of the Annual Report, a civil action, Orion Tire Corporation, et al v Goodyear, et al, in the United States District Court for the Central District of California was filed on March 15, 1995 against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), Samir F. Gibara, President and Chief Executive Officer of Registrant, a retired Vice President of Registrant and three other employees of Registrant by Orion Tire Corporation ("Orion"), China Tire Holdings Limited ("China Tire"), and China Strategic Holdings Limited ("China Strategic"). In their complaint, plaintiffs alleged, among other things, that in connection with Registrant's 1994 acquisition of a 75% equity interest in a tire manufacturing facility in Dalian, People's Republic of China (the "Dalian Facility"), Registrant and GIC engaged in tortious interference with certain contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of plaintiffs, violated the California Cartwright Act and committed trade libel and defamation in respect of the plaintiffs. In addition, all defendants were alleged to have engaged in civil racketeering and in a civil conspiracy to induce the entities that owned the Dalian Facility to breach their contracts with the plaintiffs.

         On March 22, 1996, the Court, ruling on motions filed by Registrant, issued an order dismissing the individual defendants from the proceedings for lack of personal jurisdiction and dismissing with prejudice the causes of action of China Tire against the defendants regarding alleged tortious interference with prospective economic advantage, tortious interference with certain contractual relationships, conspiracy to induce breach of contract, and civil racketeering. In addition, the Court dismissed without prejudice the causes of action of Orion and China Tire regarding alleged violations of the California Cartwright Act and the cause of action of China Strategic regarding alleged trade libel and defamation (and, as a result, China Strategic is no longer a party to the litigation). Finally, the Court dismissed, with leave to file an amended complaint by April 22, 1996, the claim of Orion regarding an alleged conspiracy to induce breach of contract, the claims of Orion and China Tire regarding alleged trade libel and defamation and the claim of Orion regarding alleged civil racketeering.

         On April 19, 1996, Orion and China Tire filed a First Amended Complaint against Registrant and GIC (the individual defendants having been dismissed from the litigation for lack of personal jurisdiction) whereunder: (i) Orion alleges that Registrant and GIC tortiously interfered with the prospective economic advantage of Orion by wrongfully obstructing and interfering with Orion's alleged prospective business ventures involving the Dalian Facility and tortiously interfered with Orion's alleged prospective contractual relationships with the Dalian Facility regarding the supply of tires and an alleged option to purchase an equity interest in the Dalian Facility; and (ii) each of Orion and China Tire alleges that Registrant and GIC committed trade libel and defamation by knowingly publishing untrue statements regarding Orion and China Tire, respectively, to various officials of the Dalian Facility and various governmental bodies in the People's Republic of China. The Amended Complaint indicates that the plaintiffs are seeking an aggregate of $1.085 billion in actual damages and $3.255 billion in punitive damages, prejudgment interest, and such further relief as the Court deems appropriate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

         The Annual Meeting of Shareholders of Registrant was held on April 15, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors listed in the Proxy Statement of Registrant, dated February 27, 1996, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by the shareholders of Registrant at the Annual Meeting, at which 136,686,313 shares of the Common Stock, without par value, of Registrant (the "Common Stock", the only class of voting securities of Registrant outstanding), or approximately 88.49 percent of the 154,470,955 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1.  ELECTION OF DIRECTORS.   Four persons were nominated by the Board
of Directors of Registrant for election as directors of Registrant. Samir F. Gibara, William J. Hudson, Jr., and William C. Turner were nominated as Class I directors, each to hold office for a three year term expiring at the 1999 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Gertrude G. Michelson was nominated as a Class III director, to hold office for a one year term expiring at the 1997 Annual Meeting of Shareholders and until her successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                  Shares of Common               Shares of Common Stock
    Name of Director              Stock Voted For                 Withheld or Abstained
    ----------------              ----------------                ---------------------

    Class I Directors
    -----------------
    Samir F. Gibara                134,980,347                         1,705,966
    William J. Hudson, Jr.         134,999,475                         1,686,838
    William C. Turner              134,828,937                         1,857,376

    Class III Director
    ------------------

    Gertrude G. Michelson          134,981,167                         1,705,146

The seven directors whose terms of office continue after the Annual Meeting are: (A) Thomas H. Cruikshank, Steven A. Minter and Agnar Pytte, whose terms expire in 1997; and (B) John G. Breen, William E. Butler, Stanley C. Gault and George H. Schofield, whose terms expire in 1998.

         2.  RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS.   A
resolution proposed by the Board of Directors of Registrant that the shareholders ratify the action of the Board of Directors in selecting and appointing Price Waterhouse LLP as independent accountants for Registrant for the year ending December 31, 1996 was submitted to, and voted upon by, the shareholders of Registrant. There were 135,701,758 shares of Common Stock voted in favor of, and 606,755 shares of Common Stock voted against, said resolution. The holders of 377,800 shares of Common Stock abstained. There
were no "broker non-votes".   The resolution, having received the affirmative
vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of Price Waterhouse LLP as the independent accountants for Registrant for 1996 was ratified by the shareholders. The resolution and related information are set forth under the caption "Ratification of Appointment of Independent Accountants" at page 7 of the Proxy Statement.

         3.  SHAREHOLDER PROPOSAL.   A resolution submitted by a shareholder
requesting the Registrant to prepare a report describing its programs, progress, and future plans relative to the environment and the Coalition of Environmentally Responsible Economies ("CERES") Principles and using the standard CERES Report Form as a Guide was submitted to the shareholders. There were 10,594,668 shares of Common Stock voted in favor of, and 107,553,561 shares of Common Stock voted against, said resolution. In addition, the holders of 8,998,143 shares of Common Stock abstained from voting on said resolution and there were "broker non-votes" in respect of 9,539,941 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the captions "Shareholder Proposal" and "Statement of Board of Directors Opposing The Shareholder Proposal" at pages 7, 8 and 9 of the Proxy Statement.

ITEM 5.   OTHER INFORMATION
- ------    -----------------

         On March 26, 1996, Registrant filed with the Securities and Exchange Commission a Rule 415 shelf Registration Statement under the Securities Act of 1933, as amended, on Form S-3 (Commission File No. 333-1955) relating to the offer and sale from time to time of up to $500,000,000 of debt securities consisting of debentures, notes and/or other unsecured evidences of indebtedness in one or more series. The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------    --------------------------------

         (a) A list of the exhibits required to be filed as a part of this Quarterly Report on Form 10-Q is set forth at the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) No current report on Form 8-K was filed by Registrant during the quarter ended March 31, 1996.

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE GOODYEAR TIRE & RUBBER COMPANY
                                  (Registrant)


Date:  May 10, 1996                  By        /s/ George E. Strickler
                                        --------------------------------------
                                                George E. Strickler,
                                           Vice President and Comptroller

                                           (Signing on behalf of Registrant
                                           as a duly authorized officer of
                                           Registrant and as the Principal
                                           Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                               INDEX OF EXHIBITS (1)
   EXHIBIT                                                                      EXHIBIT
- -------------                                                                 -------------
Table Item No.*                 Description of Exhibit                        Number   Page
- ---------------    -----------------------------------------------------     -------   ----
       4                         INSTRUMENTS DEFINING
                           THE RIGHTS OF SECURITY HOLDERS,
                                 INCLUDING INDENTURES
                   -----------------------------------------------------

                        Certificate of Amended Articles  of                     4.1
                        Incorporation of Registrant, dated
                        December 20, 1954, and Certificate of
                        Amendment to Amended Articles of
                        Incorporation of Registrant, dated
                        April 6, 1993, two documents comprising
                        Registrant's Articles of Incorporation
                        as amended (incorporated by reference,
                        filed as Exhibit 4.1(A) to Registrant's
                        Registration Statement on Form S-3,
                        File No. 333-1955).

                        Code of Regulations of The Goodyear                     4.2
                        Tire & Rubber Company, adopted November
                        22, 1955, as amended April 5, 1965,
                        April 7, 1980, April 6, 1981 and April 13,
                        1987 (incorporated by reference, filed as
                        Exhibit 4.1(B) to Registrant's Registration
                        Statement on Form S-3, File No. 333-1955).

                        Conformed  Copy  of Rights Agreement, dated             4.3
                        as of July 2, 1986, between Registrant and
                        Manufacturers Hanover Trust Company, Rights
                        Agent and a copy of the Appointment of
                        Successor Rights Agent, dated March 21, 1990,
                        whereunder Registrant appointed First Chicago
                        Trust Company of New York as the Successor Rights
                        Agent under the Rights Agreement, as amended by
                        that certain Amendment to  Rights  Agreement dated




__________
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                       EXHIBIT
- -------------                                                                                 -------------
Table Item No.*                                     Description of Exhibit                     Number   Page
- ---------------             -----------------------------------------------------------------  ------   -----
                             as of April 6, 1993 between Registrant and First Chicago Trust
                             Company of New York (incorporated by reference, filed as Exhibit
                             4.3 to Registrant's Registration Statement on Form S-8,
                             File No. 33-65187).

                             Specimen nondenominational Certificate for shares                   4.4
                             of the Common Stock, Without Par Value, of Registrant;
                             one certificate, First Chicago Trust Company of New York
                             as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-8, File No. 33-65187).

                             Conformed copy of Revolving Credit Facility Agreement,              4.5
                             dated as of July 15, 1994, among Registrant, the Lenders
                             named therein and Chemical Bank, as Agent (incorporated by reference, filed as Exhibit A to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended September 30, 1994,
                             File No. 1-1927).

                             No other instrument defining the rights of holders of
                             long-term debt which relates to securities having an
                             aggregate principal amount in excess of 10% of the
                             consolidated assets of Registrant and its subsidiaries
                             was entered into during the quarter ended March 31, 1996.
                             In accordance with paragraph (iii) to Part 4 of Item 601 of
                             Regulation S-K, agreements and instruments, if any, defining the rights of holders of long term debt entered into during the quarter ended March 31, 1996 which relate to securities having an aggregate principal amount less than 10% of the
                             consolidated assets of Registrant and its Subsidiaries are not filed herewith.  The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the
                             Securities and Exchange Commission upon request.




__________
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                               EXHIBIT
- -------------                                                                                         -------------
Table Item No.*                                              Description of Exhibit                   Number   Page
- ---------------                            ------------------------------------------------------    -------   ----
     11                                                    STATEMENT RE COMPUTATION OF
                                                               PER SHARE EARNINGS
                                                 --------------------------------------------

                                                  Statement setting forth the computation of           11   X-11-1
                                                  per share earnings.


     27                                                      FINANCIAL DATA SCHEDULE                   27   X-27-1
                                                             -----------------------


     28                                                        ADDITIONAL EXHIBITS
                                                               -------------------

                                                  Registrant's definitive Proxy Statement,             28
                                                  dated February 27, 1995 (incorporated by
                                                  reference, filed with the Securities and
                                                  Exchange Commission, File No. 1-1927).




__________
*Pursuant to Item 601 of Regulation S-K.