Form 10-Q
period 1996-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1996-07-25
CIK 42582

==============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                                                 No
          -----                                                  -----

                       -----------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock, Without
      Par Value, Outstanding at June 30, 1996:     155,220,358


==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(Dollars in millions, except per share)             Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                    1996          1995            1996           1995
                                                  --------      --------        --------       --------
NET SALES                                         $3,329.5      $3,350.8        $6,575.0       $6,594.1

Cost of Goods Sold                                 2,559.8       2,550.6         5,041.0        5,038.0
Selling, Administrative and General Expense          469.1         478.1           940.1          961.6
Interest Expense                                      35.4          36.3            67.4           68.3
Other (Income) Expense                               (24.3)          6.7           (10.3)           9.6
Foreign Currency Exchange                              4.7           3.0             6.6           27.9
Minority Interest in Net Income of Subsidiaries       11.3           8.7            23.2           16.2
                                                  --------      --------        --------       --------
Income before Income Taxes                           273.5         267.4           507.0          472.5
United States and Foreign Taxes on Income             85.6          93.6           167.3          165.4
                                                  --------      --------        --------       --------
NET INCOME                                        $  187.9      $  173.8           339.7          307.1
                                                  ========      ========
Retained Earnings at Beginning of Period                                         2,661.0        2,194.5

CASH DIVIDENDS                                                                      77.4           68.2
                                                                                --------       --------
Retained Earnings at End of Period                                              $2,923.3       $2,433.4
                                                                                ========       ========


PER SHARE OF COMMON STOCK:

    Net Income                                    $   1.22      $   1.15        $   2.20       $   2.03
                                                  ========      ========        ========       ========
    Cash Dividends                                $   0.25      $   0.25        $   0.50       $   0.45
                                                  ========      ========        ========       ========

AVERAGE SHARES OUTSTANDING                     155,099,068   151,741,845     154,642,859    151,613,546


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)                                                        June 30,   December 31,
                                                                               1996         1995
                                                                            ---------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                              $   278.7    $   268.3
     Accounts and notes receivable, less
        allowance (1996-$60.6, 1995-$56.2)                                    2,028.5      1,615.0
     Inventories:
        Raw materials                                                           314.1        309.8
        Work in process                                                          82.1         75.4
        Finished product                                                      1,560.3      1,380.0
                                                                            ---------    ---------
                                                                              1,956.5      1,765.2
     Prepaid expenses and other current assets                                  180.6        193.1
                                                                            ---------    ---------
        TOTAL CURRENT ASSETS                                                  4,444.3      3,841.6

Investments in Affiliates, at equity                                            132.1        183.8
Long Term Accounts and Notes Receivable                                         224.9        252.0
Deferred Charges                                                                829.9        793.3
Other Assets                                                                    161.0        157.7
Properties and Plants, less accumulated depreciation
        (1996-$4,953.0, 1995-$4,788.7)                                        4,723.8      4,561.2
                                                                            ---------    ---------
        TOTAL ASSETS                                                        $10,516.0    $ 9,789.6
                                                                            =========    =========
LIABILITIES
Current Liabilities:
     Accounts payable - trade                                               $ 1,052.3    $ 1,170.7
     Compensation and benefits                                                  731.3        711.9
     Other current liabilities                                                  282.0        263.9
     United States and foreign taxes                                            373.3        363.1
     Notes payable to banks                                                     683.7        211.1
     Long term debt due within one year                                          19.9         15.6
                                                                            ---------    ---------
        TOTAL CURRENT LIABILITIES                                             3,142.5      2,736.3

Long Term Debt and Capital Leases                                             1,292.0      1,320.0
Compensation and Benefits                                                     2,004.3      1,976.5
Other Long Term Liabilities                                                     286.6        312.2
Minority equity in subsidiaries                                                 223.4        162.9
                                                                            ---------    ---------
        TOTAL LIABILITIES                                                     6,948.8      6,507.9

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                      --           --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 155,220,358 (153,524,311 in 1995)
          after deducting 40,458,310 treasury shares (42,154,357 in 1995)       155.2        153.5
Capital Surplus                                                               1,027.2        975.2
Retained Earnings                                                             2,923.3      2,661.0
Foreign Currency Translation Adjustment                                        (513.8)      (481.7)
Minimum Pension Liability Adjustment                                            (24.7)       (26.3)
                                                                            ---------    ---------
        TOTAL SHAREHOLDERS' EQUITY                                            3,567.2      3,281.7
                                                                            ---------    ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $10,516.0    $ 9,789.6
                                                                            =========    =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(Dollars in millions)                                                              Six Months Ended
                                                                                       June 30,
                                                                                   1996       1995
Cash Flows from Operating Activities:                                             ------     ------
      NET INCOME                                                                 $ 339.7    $ 307.1
        Adjustments to reconcile net income to net cash flows from operating activities:
                 Depreciation                                                      226.0      212.8
                 Accounts and notes receivable                                    (425.4)    (346.9)
                 Inventories                                                      (187.0)    (359.0)
                 Accounts payable - trade                                         (114.3)      (8.8)
                 Other assets and liabilities                                       98.0      (46.5)
                                                                                 -------    -------
                                 Total adjustments                                (402.7)    (548.4)
                                                                                 -------    -------
             NET CASH USED IN OPERATING ACTIVITIES                                 (63.0)    (241.3)


Cash Flows from Investing Activities:
        Capital expenditures                                                      (267.9)    (225.1)
        Other transactions                                                         (75.0)      14.6
                                                                                 -------    -------
             NET CASH USED IN INVESTING ACTIVITIES                                (342.9)    (210.5)


Cash Flows from Financing Activities:
        Short term debt incurred                                                   595.2      617.1
        Short term debt paid                                                      (102.8)    (178.2)
        Long term debt incurred                                                      6.3       84.3
        Long term debt and capital leases paid                                     (33.2)     (29.1)
        Common stock issued                                                         53.7       17.8
        Dividends paid                                                             (77.4)     (68.2)
                                                                                 -------    -------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                             441.8      443.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (25.5)      (1.8)
                                                                                 -------    -------
Net Change in Cash and Cash Equivalents                                             10.4       (9.9)

Cash and Cash Equivalents at Beginning of the Period                               268.3      250.9
                                                                                 -------    -------
Cash and Cash Equivalents at End of the Period                                   $ 278.7    $ 241.0
                                                                                 =======    =======


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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited


(Dollars in millions)                     Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           1996        1995        1996        1995
                                         --------    --------    --------    --------
INDUSTRY SEGMENTS
   Sales to Unaffiliated Customers:
     Tires                               $2,526.5    $2,532.3    $5,042.8    $5,025.4
     Related products and services          302.5       329.7       560.0       575.6
                                         --------    --------    --------    --------
          Total Tires                     2,829.0     2,862.0     5,602.8     5,601.0
     General products                       466.2       457.5       906.0       931.2
     Oil transportation                      34.3        31.3        66.2        61.9
                                         --------    --------    --------    --------
        NET SALES                        $3,329.5    $3,350.8    $6,575.0    $6,594.1
                                         ========    ========    ========    ========

   Income:
     Tires                               $  248.4    $  262.2    $  500.8    $  508.9
     General products                        51.3        51.5        93.0        94.3
     Oil transportation                      18.7        14.9        35.4        22.8
                                         --------    --------    --------    --------
        TOTAL OPERATING INCOME              318.4       328.6       629.2       626.0

      Exclusions from operating income      (44.9)      (61.2)     (122.2)     (153.5)
                                         --------    --------    --------    --------
        INCOME BEFORE INCOME TAXES       $  273.5    $  267.4    $  507.0    $  472.5
                                         ========    ========    ========    ========



GEOGRAPHIC SEGMENTS
   Sales to Unaffiliated Customers:
     United States                       $1,788.1    $1,857.6    $3,518.8    $3,667.6
     Europe                                 766.2       715.2     1,530.0     1,388.1
     Latin America                          390.4       395.0       771.8       802.0
     Asia                                   215.2       212.1       418.2       393.4
     Canada                                 169.6       170.9       336.2       343.0
                                         --------    --------    --------    --------
        NET SALES                        $3,329.5    $3,350.8    $6,575.0    $6,594.1
                                         ========    ========    ========    ========


   Operating Income:
     United States                       $  131.8    $  162.1    $  260.3    $  284.6
     Europe                                  87.3        84.5       166.7       152.7
     Latin America                           67.2        53.9       138.4       131.0
     Asia                                    25.7        18.7        51.2        42.1
     Canada                                   6.4         9.4        12.6        15.6
                                         --------    --------    --------    --------
        TOTAL                            $  318.4    $  328.6    $  629.2    $  626.0
                                         ========    ========    ========    ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
- ------------

     SECOND QUARTER: Sales were $3.33 billion, compared to $3.35 billion in the 1995 period. Net income was $187.9 million or $1.22 per share, increasing 8.1 percent from $173.8 million or $1.15 per share in the 1995 period.

     Sales reflected increased tire unit volume in Europe and Asia, but were adversely affected by reduced sales to original equipment vehicle manufacturers in North America (U.S. and Canada) and Latin America, competitive pricing pressures in the North American replacement market and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Worldwide tire unit sales increased 4.5 percent from the 1995 period.

     Cost of goods sold increased to 76.9 percent of sales from 76.1 percent in the 1995 period, due primarily to the inclusion of expenses totaling $25.5 million ($17.5 million after tax or $.11 per share) resulting from the closure of the Greece tire manufacturing facility, the discontinuance of PVC production at Niagara Falls and workforce reductions. Costs were favorably impacted by lower raw material prices, although reductions in production schedules in North America to align inventory with market requirements also adversely affected comparisons with prior periods.

     Selling, administrative and general expense (SAG) decreased $9.0 million, to 14.1 percent of sales from 14.3 percent in the 1995 period, primarily as a result of ongoing cost containment measures. SAG included $5.7 million ($3.9 million after tax or $.03 per share) of expenses related to consolidation of distribution and other facilities in North America. Other income and expense included a gain of $32.8 million ($21.3 million after tax or $.14 per share) resulting from the sale of business property in Asia. Net income benefitted from a reduction in the estimated annual effective tax rate, due primarily to lower U.S. taxes on foreign source income.

    SIX MONTHS: Sales were $6.57 billion, compared to $6.59 billion in the 1995 period. Net income was $339.7 million or $2.20 per share, increasing 10.6 percent from $307.1 million or $2.03 per share in the 1995 period.

     Sales reflected increased tire unit volume in Europe and Asia, but were adversely affected by reduced sales to original equipment vehicle manufacturers in North America and Latin America, competitive pricing pressures in the North American replacement market and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Worldwide tire unit sales increased 3.4 percent from the 1995 period.

     Cost of goods sold increased to 76.7 percent of sales from 76.4 percent in the 1995 period, due primarily to the inclusion of the previously mentioned $25.5 million of expenses. Costs were favorably impacted by lower raw material prices.

     SAG decreased $21.5 million, to 14.3 percent of sales from 14.6 percent in the 1995 period, primarily as a result of ongoing cost containment measures. SAG included the previously mentioned $5.7 million of facility consolidation expenses. Other income and expense included the previously mentioned gain of $32.8 million. Foreign currency exchange expense decreased significantly compared to the 1995 period, during which period European currencies had strengthened versus the U.S. dollar.

SEGMENT INFORMATION
- -------------------

     SECOND QUARTER: Segment operating income of $318.4 million decreased 3.1 percent from $328.6 million in the 1995 period, due primarily to the inclusion in the 1996 period of the previously mentioned expenses totaling $31.2 million and the effects of reductions in production schedules in North America. Segment operating margin decreased to 9.6 percent of sales from 9.8 percent in the 1995 period.

     SIX MONTHS: Segment operating income was $629.2 million, compared to $626.0 million in the 1995 period. Segment operating margin increased to 9.6 percent of sales from 9.5 percent in the 1995 period.

INDUSTRY SEGMENTS
- -----------------

Tires
- -----

     SECOND QUARTER: Sales of $2.83 billion decreased 1.2 percent from $2.86 billion in the 1995 period. Operating income of $248.4 million decreased 5.2 percent from $262.2 million in the 1995 period.

     Sales reflected increased tire unit volume in Europe and Asia, but were adversely affected by reduced sales to original equipment vehicle manufacturers in North America and Latin America, competitive pricing pressures in the North American replacement market and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Competitive pricing pressures are expected to continue during 1996.

     The following table presents changes in tire unit sales:

Increase (Decrease) in Company Tire Unit Sales - - Second Quarter
- -----------------------------------------------------------------

                                                        1996 vs. 1995
                                                        -------------
         U.S.                                               (2.2) %
         International                                      12.6  %
         Worldwide                                           4.5  %

     Although original equipment tire unit sales increased in Europe and Asia, worldwide original equipment tire unit sales were lower. Worldwide replacement tire unit sales were higher, increasing in the United States, Europe, Latin America and Asia.

     Operating income decreased due primarily to the inclusion of $26.9 million of the previously mentioned expenses and reductions in production schedules in North America. Operating income was favorably impacted by improved results in Europe, Latin America and Asia, lower raw material costs and lower SAG.

     SIX MONTHS: Sales were $5.60 billion, unchanged from the 1995 period. Operating income of $500.8 million decreased 1.6 percent from $508.9 million in the 1995 period.

     Sales reflected increased tire unit volume in Europe and Asia, but were adversely affected by reduced sales to original equipment vehicle manufacturers in North America and Latin America, competitive pricing pressures in the North American replacement market and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies.

     The following table presents changes in tire unit sales:

   Increase (Decrease) in Company Tire Unit Sales - - Six Months
   -------------------------------------------------------------

                                                        1996 vs. 1995
                                                        -------------
         U.S.                                               (3.5) %
         International                                      11.7  %
         Worldwide                                           3.4  %

     Although original equipment tire unit sales increased in Europe and Asia, worldwide original equipment tire unit sales were lower. Worldwide replacement tire unit sales were higher, increasing in the United States, Europe, Latin America and Asia.

     Operating income decreased due primarily to the inclusion of $32.5 million of the previously mentioned expenses (including a first quarter charge of $5.6 million). Operating income was favorably impacted by improved results in Europe, Latin America and Asia, lower raw material costs and lower SAG.

General Products
- ----------------

     SECOND QUARTER: Sales of $466.2 million increased 1.9 percent from $457.5 million in the 1995 period. Operating income was $51.3 million, compared to $51.5 million in the 1995 period.

     Sales and operating income in engineered products increased due primarily to increased sales volume of industrial rubber products. Sales and operating income in chemical products decreased due to both lower selling prices and reduced sales volume. Operating income in the 1996 period also was reduced by a $4.3 million charge related to the discontinuance of PVC production at Niagara Falls.

     SIX MONTHS: Sales of $906.0 million decreased 2.7 percent from $931.2 million in the 1995 period. Operating income of $93.0 million decreased 1.4 percent from $94.3 million in the 1995 period.

     Sales in engineered products decreased and operating income was adversely affected by reduced sales to original equipment vehicle manufacturers in North America. Operating income increased due primarily to ongoing cost containment measures. Sales and operating income in chemical products decreased due to both lower selling prices and reduced sales volume. Operating income in the 1996 period also was reduced by the previously mentioned charge of $4.3 million and a first quarter charge of $.9 million.

Oil Transportation
- ------------------

     SECOND QUARTER: Sales of $34.3 million and operating income of $18.7 million were recorded in the second quarter of 1996, compared to $31.3 million and $14.9 million, respectively, in the 1995 period. Improved trading results, higher average tariffs and ongoing cost containment measures contributed to the improvement.

     SIX MONTHS: Sales of $66.2 million and operating income of $35.4 million were recorded in the first six months of 1996, compared to $61.9 million and $22.8 million, respectively, in the 1995 period. Operating income in the 1995 period was adversely affected by a charge of $5.0 million for the writedown of surplus pipe and equipment. Improved trading results, higher average tariffs and ongoing cost containment measures contributed to the improvement.


GEOGRAPHIC SEGMENTS
- -------------------

U.S. Operations
- ---------------

     SECOND QUARTER: Sales of $1.79 billion decreased 3.7 percent from $1.86 billion in the 1995 period. Operating income of $131.8 million decreased 18.9 percent from $162.1 million in the 1995 period.

        Sales and operating income decreased due primarily to reduced sales to original equipment vehicle manufacturers and competitive tire pricing pressures in the replacement market, although sales of engineered products increased. Operating income was also reduced by $12.6 million of the previously mentioned expenses and the effects of reductions in production schedules in North America.

        Operating income was favorably impacted by improved results in engineered products and oil transportation activities, lower raw material costs and lower SAG.

        U.S. operations accounted for 53.7 percent of consolidated sales and
41.3 percent of consolidated operating income, compared to 55.4 percent and
49.3 percent, respectively, in the 1995 period.

        SIX MONTHS: Sales of $3.52 billion decreased 4.1 percent from $3.67 billion in the 1995 period. Operating income of $260.3 million decreased 8.6 percent from $284.6 million in the 1995 period.

        Sales and operating income decreased due primarily to reduced sales to original equipment vehicle manufacturers and competitive tire pricing pressures in the replacement market. Operating income also was reduced by $12.6 million of the previously mentioned expenses.

        Operating income was favorably impacted by lower raw material costs, lower SAG and improved results in oil transportation activities (which in the 1995 period were affected by the aforesaid $5.0 million charge).

        U.S. operations accounted for 53.5 percent of consolidated sales and
41.4 percent of consolidated operating income, compared to 55.6 percent and
45.5 percent, respectively, in the 1995 period.

International Operations
- ------------------------

        SECOND QUARTER: Sales of $1.54 billion increased 3.2 percent from $1.49 billion in the 1995 period. Operating income of $186.6 million increased 12.2 percent from $166.5 million in the 1995 period. Operating income in the 1996 period was reduced by $18.6 million of the previously mentioned expenses.

        In Europe, sales of $766.2 million increased 7.1 percent from $715.2 million in the 1995 period. Operating income of $87.3 million increased 3.3 percent from $84.5 million in the 1995 period. Operating income in the 1996 period was reduced by a $15.0 million charge related to the closure of the Greece tire manufacturing facility.

     Sales and operating income in Europe increased due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland, but sales were adversely affected by the strengthening of the U.S. dollar versus European currencies. Operating income was favorably impacted by lower raw material costs, productivity improvements and the effects of cost containment measures.

     In Latin America, sales of $390.4 million decreased 1.2 percent from $395.0 million in the 1995 period. Operating income of $67.2 million increased 24.9 percent from $53.9 million in the 1995 period. Operating income in the 1996 period was reduced by $3.6 million of the previously mentioned workforce reduction expenses.

     Sales in Latin America decreased and operating income was adversely affected by difficult economic conditions and lower original equipment tire unit sales in Brazil. Operating income increased due primarily to improved mix and volume in the region, lower SAG and raw material costs and improved productivity.

     In Asia, sales of $215.2 million increased 1.5 percent from $212.1 million in the 1995 period. Operating income of $25.7 million increased 38.2 percent from $18.7 million in the 1995 period.

     Sales in Asia increased due primarily to higher tire unit sales, but were adversely affected by the strengthening of the U.S. dollar versus Asian currencies. Operating income increased due to the higher tire unit sales, lower SAG and raw material costs and improved productivity.

     In Canada, sales were $169.6 million, compared to $170.9 million in the 1995 period. Operating income of $6.4 million decreased 31.2 percent from $9.4 million in the 1995 period.

     Sales and operating income in Canada decreased due primarily to reduced sales to original equipment vehicle manufacturers.

     International operations accounted for 46.3 percent of consolidated sales and 58.7 percent of consolidated operating income, compared to 44.6 percent and
50.7 percent, respectively, in the 1995 period.

     SIX MONTHS: Sales of $3.05 billion increased 4.4 percent from $2.92 billion in the 1995 period. Operating income of $368.9 million increased 8.1 percent from $341.4 million in the 1995 period. Operating income in the 1996 period was reduced by the previously mentioned expenses totaling $25.1 million (including a first quarter charge of $6.5 million.)

     In Europe, sales of $1.53 billion increased 10.2 percent from

$1.39 billion in the 1995 period. Operating income of $166.7 million increased
9.2 percent from $152.7 million in the 1995 period. Operating income in the 1996 period was reduced by a $15.0 million charge related to the closure of the Greece tire manufacturing facility.

     Sales and operating income in Europe increased due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland, but sales were adversely affected by the strengthening of the U.S. dollar versus European currencies. Operating income was favorably impacted by lower raw material costs, productivity improvements and the effects of cost containment measures.

     In Latin America, sales of $771.8 million decreased 3.8 percent from $802.0 million in the 1995 period. Operating income of $138.4 million increased 5.7 percent from $131.0 million in the 1995 period. Operating income in the 1996 period was reduced by $10.1 million of the previously mentioned expenses (including a first quarter charge of $6.5 million).

     Sales in Latin America decreased and operating income was adversely affected by difficult economic conditions and lower tire unit sales in Brazil. Operating income increased due primarily to improved mix, lower SAG and raw material costs and improved productivity.

     In Asia, sales of $418.2 million increased 6.3 percent from $393.4 million in the 1995 period. Operating income of $51.2 million increased 21.8 percent from $42.1 million in the 1995 period.

     Sales in Asia increased due primarily to higher tire unit sales, but were adversely affected by the strengthening of the U.S. dollar versus Asian currencies. Operating income increased due to the higher tire unit sales, lower SAG and raw material costs and improved productivity.

     In Canada, sales of $336.2 million decreased 2.0 percent from $343.0 million in the 1995 period. Operating income of $12.6 million decreased 19.3 percent from $15.6 million in the 1995 period.

     Sales and operating income in Canada decreased due primarily to reduced sales to original equipment vehicle manufacturers.

     International operations accounted for 46.5 percent of consolidated sales and 58.6 percent of consolidated operating income, compared to 44.4 percent and
54.5 percent, respectively, in the 1995 period.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $63.0 million during the first six months of 1996. Working capital requirements increased for accounts receivable, reflecting a worldwide shift in sales mix towards replacement tires and longer average terms in Europe. Working capital requirements also increased due to higher quantities of finished goods inventories.

     Net cash used in investing activities was $342.9 million during the first six months of 1996. Capital expenditures were $267.9 million, of which amount $157.5 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to total $650 million in 1996. Other investing activities in the period included the purchase of tire manufacturing assets in the Philippines, the acquisition of a lightweight conveyor belting manufacturer in the United States and an investment in a retail tire chain in Sweden.

     Net cash provided by financing activities was $441.8 million during the first six months of 1996, primarily to support the previously mentioned operating and investing activities. Consolidated debt at June 30, 1996 was $1,995.6 million and amounted to 35.9 percent of debt and equity, compared to $1,546.7 million and 32.0 percent, respectively, at the end of 1995.

     The Company enters into interest rate contracts domestically in order to manage the impact of fluctuations in interest rates on consolidated results of operations and future cash outflows for interest. During the second quarter, the Company entered into floating rate contracts with notional principal amounts totaling $20 million, which increase its exposure to fluctuations in short term interest rates. A summary of contracts in place and related weighted average interest rates follows:

(Dollars in millions)                                            Fixed Rate            Floating Rate
                                                                 Contracts               Contracts
                                                                 ----------            -------------
At June 30, 1996:
 - Notional principal amount                                     $ 175.0                 $180.0
 - Pay fixed rate                                                   9.05 %                    -
 - Receive variable LIBOR                                           5.56 %                    -
 - Pay variable LIBOR                                                  -                    5.46 %
 - Receive fixed rate                                                  -                    6.44 %
 - Average years to maturity                                         1.1                    6.7
 - Fair value: (unfavorable)                                     $  (5.4)                $ (2.9)

Second quarter - Rate paid                                          8.95 %                  5.41 %
               - Rate received                                      5.59 %                  6.44 %
Six months     - Rate paid                                          8.95 %                  5.45 %
               - Rate received                                      5.75 %                  6.44 %

Fixed rate contracts with notional principal amounts totaling $100 million matured in the second quarter of 1996.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 1996 the Company had short term uncommitted credit arrangements totaling $1.8 billion, of which $422.7 million were unused. The Company also had available long term credit arrangements at June 30, 1996 totaling $1.9 billion, of which $1.2 billion were unused.

     In July 1996, the Company's revolving credit facility agreements, consisting of a $900 million five year revolving credit facility and a $294 million 364-day revolving credit facility, were renegotiated primarily to extend maturities and lower commitment and usage fees. Effective July 15, 1996, each facility agreement is with 28 domestic and international banks. The $900 million five year revolving credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The commitment fee paid on the entire amount of the commitment (whether or not borrowed) has been lowered to a range of 7.5 to 15 basis points. The usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) has been lowered to a range of 15 to 30 basis points. The commitment and usage fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage, and currently are 10 and 20 basis points, respectively. Commitments under the $294 million 364-day credit facility agreement have been increased to $300 million and are available until July 14, 1997, on which date this facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The commitment fee paid on the entire amount of the commitment (whether or not borrowed) has been lowered to 8 basis points. The usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) has been lowered to 22 basis points.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Registrant") on Form 10-K for the year ended December 31, 1995 (the "Annual Report"), wherein at Item 3, pages 14, 15, 16 and 17, Registrant reported certain legal proceedings. Registrant also reported certain developments in respect of a legal proceeding at Item 1 of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Registrant reports the following developments in respect of one of the legal proceedings described at Item 3 of the Annual Report.

         As reported at paragraph (E) of Item 3, at pages 15 and 16, of the Annual Report, a civil action, Taylor Tire Company, et al. vs. Goodyear, was filed in the United States District Court for the Southern District of California against Registrant on behalf of a class of plaintiffs consisting of four named tire dealers who are customers of Registrant and 253 other retailers located in the State of California who are, or were on or at any time after December 31, 1991, contract dealers or franchisees of Registrant.

         On June 24, 1996, the Court, in response to Registrant's motions, dismissed all claims made on behalf of 189 of the 257 members of the class, all but two of the claims made on behalf of 36 of the class members and all but one of the claims made by 32 members of the class. The claims remaining relate to the failure of Registrant to file for an available exemption from registration as a franchisor under the California Franchise Investment Law and a claim that Registrant breached certain pricing provisions of the franchise agreements between Registrant and 36 members of the class.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

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

         The following matters were acted upon by the shareholders of Registrant at the Annual Meeting, at which 136,686,313 shares of the Common Stock, without par value, of Registrant (the "Common Stock", the only class of voting securities of Registrant outstanding), or approximately 88.49 percent of the 154,470,955 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of Registrant for election as directors of Registrant. Samir G. Gibara, William J. Hudson, Jr., and William C. Turner were nominated as Class I directors, each to hold office for a three year term expiring at the 1999 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Gertrude G. Michelson was nominated as a Class III director, to hold office for a one year term expiring at the 1997 Annual Meeting of Shareholders and until her successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                                     Shares of Common       Shares of Common Stock
    Name of Director                                 Stock Voted For        Withheld or Abstained
    ----------------                                 ---------------        ---------------------

    Class I Directors
    -----------------
    Samir G. Gibara                                    134,980,347                1,705,966
    William J. Hudson, Jr.                             134,999,475                1,686,838
    William C. Turner                                  134,828,937                1,857,376

    Class III Director
    ------------------

    Gertrude G. Michelson                              134,981,167                1,705,146

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

         [The information set forth above in this Item 4 was also set forth at
Item 4 of Part II of Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1996.]

         Mr. Gault retired from the Board of Directors of Registrant on June 30, 1996. Effective July 1, 1996, Mr. Samir G. Gibara was elected Chairman of the Board, Chief Executive Officer and President of Registrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

         (a) A list of the exhibits required to be filed as a part of this Quarterly Report on Form 10-Q is set forth at the Index of Exhibits beginning at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) Registrant filed a Current Report on Form 8-K, dated June 4, 1996, which contained at Item 5 (Other Events) information concerning the adoption by Registrant of a Preferred Stock Purchase Rights Plan and included Exhibit 4(a), a copy of the Rights Agreement, dated June 4, 1996, between Registrant and First Chicago Trust Company of New York, Rights Agent, and Exhibit 99(a), Registrant's Press Release dated June 4, 1996.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE GOODYEAR TIRE & RUBBER COMPANY
                                  (Registrant)


Date:  July 24, 1996                  By   /s/ Robert W. Tieken
                                         ---------------------------
                                               Robert W. Tieken,
                                               Executive Vice President

                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                        and as the Principal Financial Officer
                                        of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                              INDEX OF EXHIBITS (1)

   EXHIBIT                                                                                            EXHIBIT
   -------                                                                                            -------
Table Item No.*                               Description of Exhibit                              Number   Page
- ---------------           -------------------------------------------------------------           ------   ----
    3                                  ARTICLES OF INCORPORATION AND BY-LAWS
                          -------------------------------------------------------------

                          Certificate of Amended Articles of Incorporation                        3.1    X-3.1-1
                          of Registrant, dated December 20, 1954, and
                          Certificate of Amendment to Amended Articles of
                          Incorporation of Registrant, dated April 6, 1993,
                          and certificate of Amendment to Amended
                          Articles of Incorporation of Registrant dated June
                          4, 1996, three documents comprising Registrant's
                          Articles of Incorporation as amended.


                          Code  of  Regulations  of The  Goodyear Tire &                          3.2
                          Rubber Company, adopted November 22, 1955, as
                          amended April 5, 1965, April 7, 1980, April 6,
                          1981 and April 13, 1987 (incorporated by
                          reference, filed as Exhibit 4.1(B) to Registrant's
                          Registration Statement on Form S-3, File No. 333-
                          1955).

    4                                            INSTRUMENTS DEFINING
                                            THE RIGHTS OF SECURITY HOLDERS,
                                                  INCLUDING INDENTURES
                          -------------------------------------------------------------

                          Conformed  copy  of Rights Agreement, dated as                          4.1
                          of July 2, 1986, between Registrant and
                          Manufacturers Hanover Trust Company, Rights
                          Agent, and a copy of the Appointment of
                          Successor Rights Agent, dated March 21, 1990,
                          whereunder Registrant appointed First Chicago
                          Trust Company of New York as the Successor
                          Rights Agent under the Rights Agreement, as
                          amended by that certain Amendment to Rights
                          Agreement dated as of April 6, 1993 between


- ----------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                            EXHIBIT
   -------                                                                                            -------
Table Item No.*                               Description of Exhibit                              Number   Page
- ---------------           -------------------------------------------------------------           ------   ----

                          between Registrant and First Chicago Trust
                          Company of New York (incorporated by reference, filed as Exhibit 4.3 to Registrant's Registration
                          Statement on Form S-8, File No. 33-65187).

                          Conformed  copy of Rights  Agreement, dated as                          4.2
                          of June 4, 1996, between Registrant and First
                          Chicago Trust Company of New York, Rights
                          Agent (incorporated by reference, filed as Exhibit
                          1 to Registrant's Registration Statement on Form
                          8-A dated June 11, 1996 and as Exhibit 4(a) to
                          Registrant's Current Report on Form 8-K dated
                          June 4, 1996).

                          Specimen    nondenominational   Certificate  for                        4.3
                          shares of the Common Stock, Without Par Value,
                          of Registrant; one certificate, First Chicago Trust
                          Company of New York as transfer agent and registrar
                          (incorporated by reference, filed as Exhibit 4.2 to
                          Registrant's Registration Statement on Form S-8, File
                          No. 33-65187).

                          Conformed  copy   of  Revolving  Credit  Facility                       4.4
                          Agreement, dated as of July 15, 1994, among
                          Registrant, the Lenders named therein and
                          Chemical Bank, as Agent (incorporated by
                          reference, filed as Exhibit A to Registrant's
                          Quarterly Report on Form 10-Q for the quarter
                          ended September 30, 1994, File No. 1-1927).

                          Conformed  copy  of  Replacement and  Restate-                          4.5     X-4.5-1
                          ment Agreement, dated as of July 15, 1996, among
                          Registrant, the Lenders named therein and The
                          Chase Manhattan Bank, as Agent.


- ----------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                            EXHIBIT
   -------                                                                                            -------
Table Item No.*                               Description of Exhibit                              Number   Page
- ---------------           -------------------------------------------------------------           ------   ----

                          No other instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended June 30, 1996. In accordance with paragraph (iii) to Part 4 of
                          Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of long term debt entered into during the quarter ended
                          June 30, 1996 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.


    11                                      STATEMENT RE COMPUTATION OF
                                                 PER SHARE EARNINGS
                          -------------------------------------------------------------

                           Statement setting forth the computation of                             11   X-11-1
                           per share earnings.


    27                                        FINANCIAL DATA SCHEDULE                             27   X-27-1
                          -------------------------------------------------------------


    28                                          ADDITIONAL EXHIBITS
                          -------------------------------------------------------------

                           Registrant's  definitive  Proxy Statement, dated                       28
                           February 27, 1995 (incorporated by reference,
                           filed with the Securities and Exchange
                           Commission, File No. 1-1927).


- ----------
*Pursuant to Item 601 of Regulation S-K.