Form 10-Q
period 1996-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1996-10-23
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

      Yes   X                                                    No
          -----                                                    -----
                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at September 30, 1996:   155,363,615

==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(Dollars in millions, except per share)                Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     1996         1995         1996         1995
                                                    ------       ------       - -----      ------
NET SALES                                         $ 3,267.7    $ 3,305.1    $ 9,842.7    $ 9,899.2

Cost of Goods Sold                                  2,519.5      2,558.4      7,560.5      7,596.4
Selling, Administrative and General Expense           461.4        470.0      1,401.5      1,431.6
Interest Expense                                       33.2         33.2        100.6        101.5
Other (Income) Expense                                (10.6)         6.7        (20.9)        16.3
Foreign Currency Exchange                              (0.7)        (5.6)         5.9         22.3
Minority Interest in Net Income of Subsidiaries        10.9         10.9         34.1         27.1
                                                  ---------    ---------    ---------    ---------
Income before Income Taxes                            254.0        231.5        761.0        704.0
United States and Foreign Taxes on Income              83.8         74.0        251.1        239.4
                                                  ---------    ---------    ---------    ---------
NET INCOME                                        $   170.2    $   157.5        509.9        464.6
                                                  =========    =========
Retained Earnings at Beginning of Period                                      2,661.0      2,194.5

CASH DIVIDENDS                                                                  116.1        106.3
                                                                            ---------    ---------
Retained Earnings at End of Period                                          $ 3,054.8    $ 2,552.8
                                                                            =========    =========


PER SHARE OF COMMON STOCK:

    Net Income                                    $    1.09    $    1.03    $    3.29    $    3.06
                                                  =========    =========    =========    =========
    Cash Dividends                                $    0.25    $    0.25    $    0.75    $    0.70
                                                  =========    =========    =========    =========

AVERAGE SHARES OUTSTANDING                      155,269,889  152,295,197  154,835,921  151,845,157


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)                                                      September 30,  December 31,
                                                                                1996         1995
                                                                             --------      --------
ASSETS
Current Assets:
     Cash and cash equivalents                                              $   324.3    $   268.3
     Accounts and notes receivable, less allowance
        (1996-$62.5, 1995-$56.2)                                              1,972.4      1,615.0
     Inventories:
        Raw materials                                                           314.4        309.8
        Work in process                                                          86.7         75.4
        Finished product                                                      1,490.0      1,380.0
                                                                            ---------    ---------
                                                                              1,891.1      1,765.2
     Prepaid expenses and other current assets                                  200.5        193.1
                                                                            ---------    ---------
        TOTAL CURRENT ASSETS                                                  4,388.3      3,841.6
Investments in Affiliates, at equity                                            135.4        183.8
Long Term Accounts and Notes Receivable                                         237.3        252.0
Deferred Charges                                                                840.2        793.3
Other Assets                                                                    171.6        157.7
Properties and Plants, less accumulated depreciation
        (1996-$5,047.0, 1995-$4,788.7)                                        4,730.2      4,561.2
                                                                            ---------    ---------
        TOTAL ASSETS                                                        $10,503.0    $ 9,789.6
                                                                            =========    =========
LIABILITIES
Current Liabilities:
     Accounts payable- trade                                                $ 1,008.2    $ 1,170.7
     Compensation and benefits                                                  773.9        711.9
     Other current liabilities                                                  261.2        263.9
     United States and foreign taxes                                            392.6        363.1
     Notes payable to banks                                                     582.4        211.1
     Long term debt due within one year                                          23.0         15.6
                                                                            ---------    ---------
        TOTAL CURRENT LIABILITIES                                             3,041.3      2,736.3
Long Term Debt and Capital Leases                                             1,235.3      1,320.0
Compensation and Benefits                                                     1,999.8      1,976.5
Other Long Term Liabilities                                                     278.3        312.2
Minority equity in subsidiaries                                                 237.0        162.9
                                                                            ---------    ---------
        TOTAL LIABILITIES                                                     6,791.7      6,507.9

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                        --           --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 155,363,615 (153,524,311 in 1995)
          after deducting 40,315,053 treasury shares (42,154,357 in 1995)       155.4        153.5
Capital Surplus                                                               1,037.8        975.2
Retained Earnings                                                             3,054.8      2,661.0
Foreign Currency Translation Adjustment                                        (511.9)      (481.7)
Minimum Pension Liability Adjustment                                            (24.8)       (26.3)
                                                                            ---------    ---------
        TOTAL SHAREHOLDERS' EQUITY                                            3,711.3      3,281.7
                                                                            ---------    ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $10,503.0    $ 9,789.6
                                                                            =========    =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(Dollars in millions)                                               Nine Months Ended
                                                                      September 30,
                                                                     1996      1995
Cash Flows from Operating Activities:                               ------    ------
      NET INCOME                                                   $509.9    $464.6
        Adjustments to reconcile net income to net cash
          flows from operating activities:
                 Depreciation                                       355.2     321.2
                 Accounts and notes receivable                     (362.0)   (380.5)
                 Inventories                                       (121.3)   (347.1)
                 Accounts payable-trade                            (159.0)     14.7
                 Other assets and liabilities                       122.1     (93.6)
                                                                   ------    ------
                                 Total adjustments                 (165.0)   (485.3)
                                                                   ------    ------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    344.9     (20.7)


Cash Flows from Investing Activities:
        Capital expenditures                                       (405.4)   (373.5)
        Other transactions                                         (116.5)     16.9
                                                                   ------    ------
             NET CASH USED IN INVESTING ACTIVITIES                 (521.9)   (356.6)


Cash Flows from Financing Activities:
        Short term debt incurred                                    476.9     625.2
        Short term debt paid                                       (141.3)   (222.8)
        Long term debt incurred                                       8.9     127.9
        Long term debt and capital leases paid                      (33.2)    (98.1)
        Common stock issued                                          64.5      29.0
        Dividends paid                                             (116.1)   (106.3)
                                                                   ------    ------
             NET CASH PROVIDED BY FINANCING ACTIVITIES              259.7     354.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents        (26.7)     (5.3)
                                                                   ------    ------
Net Change in Cash and Cash Equivalents                              56.0     (27.7)

Cash and Cash Equivalents at Beginning of the Period                268.3     250.9
                                                                   ------    ------
Cash and Cash Equivalents at End of the Period                     $324.3    $223.2
                                                                   ======    ======


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------

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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(Dollars in millions)                                    Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                         1996        1995        1996         1995
                                                        ------      ------      ------       ------
INDUSTRY SEGMENTS
   Sales to Unaffiliated Customers:
     Tires                                             $2,517.7    $2,543.2    $7,560.5    $7,568.6
     Related products and services                        279.0       307.4       839.0       883.0
                                                       --------    --------    --------    --------
          Total Tires                                   2,796.7     2,850.6     8,399.5     8,451.6
     General products                                     440.3       422.3     1,346.3     1,353.5
     Oil transportation                                    30.7        32.2        96.9        94.1
                                                       --------    --------    --------    --------
        NET SALES                                      $3,267.7    $3,305.1    $9,842.7    $9,899.2
                                                       ========    ========    ========    ========

   Income:
     Tires                                             $  248.7    $  250.7    $  749.5    $  759.6
     General products                                      49.6        34.9       142.6       129.2
     Oil transportation                                    15.3        16.1        50.7        38.9
                                                       --------    --------    --------    --------
        TOTAL OPERATING INCOME                            313.6       301.7       942.8       927.7

      Exclusions from operating income                    (59.6)      (70.2)     (181.8)     (223.7)
                                                       --------    --------    --------    --------
        INCOME BEFORE INCOME TAXES                     $  254.0    $  231.5    $  761.0    $  704.0
                                                       ========    ========    ========    ========



GEOGRAPHIC SEGMENTS
   Sales to Unaffiliated Customers:
     United States                                     $1,783.0    $1,835.6    $5,301.8    $5,503.2
     Europe                                               727.5       706.0     2,257.5     2,094.1
     Latin America                                        378.9       376.8     1,150.7     1,178.8
     Asia                                                 211.3       216.9       629.5       610.3
     Canada                                               167.0       169.8       503.2       512.8
                                                       --------    --------    --------    --------
        NET SALES                                      $3,267.7    $3,305.1    $9,842.7    $9,899.2
                                                       ========    ========    ========    ========


   Operating Income:
     United States                                     $  136.4    $  143.3    $  396.7    $  427.9
     Europe                                                88.1        79.3       254.8       232.0
     Latin America                                         60.6        48.2       199.0       179.2
     Asia                                                  23.0        24.4        74.2        66.5
     Canada                                                 5.5         6.5        18.1        22.1
                                                       --------    --------    --------    --------
        TOTAL                                          $  313.6    $  301.7    $  942.8    $  927.7
                                                       ========    ========    ========    ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

     Sales in the third quarter of 1996 were $3.27 billion, decreasing 1.1% from $3.31 billion in the 1995 quarter. Net income in the quarter was $170.2 million ($1.09 per share), increasing 8.1% from net income of $157.5 million ($1.03 per share) in 1995.

     In the nine months, sales of $9.84 billion decreased .6% from $9.90 billion in 1995. Net income of $509.9 million ($3.29 per share) increased 9.7% from net income of $464.6 million ($3.06 per share) in the 1995 period.

     Revenues decreased in both periods due primarily to the strengthening of the U.S. dollar in 1996 versus various foreign currencies and continued competitive pricing pressures. Worldwide tire unit sales in the quarter and nine months increased 6.1% and 4.8%, respectively, from 1995's levels, and sales of other automotive and industrial rubber products were higher in both periods. Original equipment volume and replacement pricing remained soft in North America, and competitive pricing pressures in North America are expected to continue during 1996 and into 1997.

     Cost of goods sold in the third quarter of 1996 decreased to 77.1% of sales from 77.4% in the 1995 quarter, and in the nine months was 76.8% compared to 76.7% in 1995. Both 1996 periods benefited from lower raw material costs and the effects of currency translation compared to the prior year, although reductions in production schedules in North America and Europe to align inventory with market requirements adversely affected manufacturing costs in 1996.

     Costs of goods sold in 1996 included third quarter expenses related to worldwide consolidations and acquisitions totaling $10.7 million ($7.2 million after tax or $.05 per share), and second quarter expenses totaling $25.5 million ($17.5 million after tax or $.11 per share) resulting from the closure of the Greece tire manufacturing facility, the discontinuance of PVC production at Niagara Falls and other workforce reductions.

     Selling, administrative and general expense (SAG) in the third quarter of 1996 decreased to 14.1% of sales from 14.2% in the 1995 quarter, and in the nine months was 14.2% compared to 14.5% in 1995. The improvement in each period resulted primarily from ongoing cost containment measures and the effects of currency translations. SAG included second quarter expenses totaling $5.7 million ($3.9 million after tax or $.03 per share) resulting from the consolidation of distribution and other facilities in North America.

     Other income and expense in 1996 included a third quarter gain of $9.6 million ($6.4 after tax or $.04 per share) resulting from the sale of a portion of the Company's investment in an Asian plantation. The 1996 second quarter also included a gain of $32.8 million ($21.3 million after tax or $.14 per share) resulting from the sale of other business property in Asia.

     Foreign currency exchange expense in the nine months decreased significantly compared to 1995, during which time European currencies had strengthened versus the U.S. dollar. Net income in the quarter was adversely affected by a higher effective tax rate compared to the 1995 period. Year-to-date net income continued to benefit from a lower estimated annual effective tax rate resulting primarily from lower U.S. taxes on foreign source income.


SEGMENT INFORMATION
-------------------

     Segment operating income in the third quarter of 1996 was $313.6 million, increasing 3.9% from $301.7 million in the 1995 period. Segment operating margin rose to 9.6% of sales from 9.1%.

     In the nine months, segment operating income was $942.8 million, increasing 1.6% from $927.7 million in the 1995 period. Segment operating margin rose to 9.6% of sales from 9.4% in the 1995 period.


INDUSTRY SEGMENTS
-----------------

Tires
-----

     Sales in the third quarter of 1996 were $2.80 billion, decreasing 1.9% from $2.85 billion in the 1995 period. In the nine months, sales of $8.40 billion decreased .6% from $8.45 billion in 1995.

     Sales in the quarter and nine months reflected increased tire unit volume in Europe and Asia. Sales and tire unit volume in Latin America increased in the quarter. Revenues in both periods were adversely affected by reduced sales to original equipment vehicle manufacturers in North America, competitive pricing pressures in the North American replacement market and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies.

     The following table presents changes in tire unit sales:

          Increase (Decrease) in Company Tire Unit Sales-1996 vs. 1995
          ------------------------------------------------------------

                                 Third Quarter               Nine Months
                                 -------------               -----------
         U.S.                        0.1  %                     (1.7) %
         International              12.9  %                     12.6  %
         Worldwide                   6.1  %                      4.8  %

     Worldwide original equipment tire unit sales increased in the quarter but remained lower in the nine months, increasing in both periods in Europe and Asia and in the quarter in Latin America. Original equipment tire unit sales were lower in both periods in North America. Worldwide replacement tire unit sales were higher in both periods, increasing in the United States, Europe, Asia and Canada, and also increased in the nine months in Latin America.

     Tire segment operating income in the third quarter of 1996 was $248.7 million, decreasing .8% from $250.7 million in the 1995 period. In the nine months, operating income of $749.5 million decreased 1.3% from $759.6 million in 1995.

     Operating income decreased in both the quarter and nine months due in part to lower revenues and increased costs resulting from reductions in production schedules. Operating income in both periods was favorably impacted by higher tire unit sales in Europe and Asia, lower raw material costs and lower SAG. Operating income in 1996 was reduced by the previously mentioned third quarter consolidation and acquisition costs of $10.7 million and first half plant closure and other expenses totaling $32.5 million.

General Products
----------------

     Sales in the third quarter of 1996 were $440.3 million, increasing 4.3% from $422.3 million in the 1995 period. In the nine months, sales were $1.35 billion in both 1996 and 1995.

     Sales increased in the quarter and nine months in engineered products on higher unit volume of automotive and industrial rubber products. Sales in chemical products decreased in both periods due to lower selling prices and reduced volume.

     Operating income in the third quarter was $49.6 million, increasing 42.4% from $34.9 million in the 1995 period. In the nine months, operating income of $142.6 million increased 10.4% from $129.2 million in 1995.

     Operating income increased in the quarter and nine months in engineered products due to higher unit volume and ongoing cost containment measures. Chemical operating income increased in both periods due primarily to lower raw material prices. Chemical operating income was reduced by first half charges of $5.2 million related to the previously mentioned discontinuance of PVC production and other workforce reductions.

Oil Transportation
------------------

     Sales in the third quarter of 1996 were $30.7 million, decreasing 4.8% from $32.2 million in the 1995 period. In the nine months, sales were $96.9 million, increasing 2.9% from $94.1 million in 1995.

     Operating income in the third quarter was $15.3 million, decreasing 5.1% from $16.1 million in the 1995 period. In the nine months, operating income was $50.7 million, increasing 30.2% from $38.9 million in 1995.

     Sales and operating income decreased in the quarter due primarily to lower throughput. Both 1996 periods were favorably impacted by improved results in crude oil purchasing, selling and exchanging activities, which resulted in part from higher market prices. Operating income in 1995 was reduced by a first quarter charge of $5.0 million for the writedown of surplus pipe and equipment.


GEOGRAPHIC SEGMENTS
-------------------


U.S. Operations
---------------

     Sales in the third quarter of 1996 were $1.78 billion, decreasing 2.9% from $1.84 billion in the 1995 period. In the nine months, sales were $5.30 billion, decreasing 3.7% from $5.50 billion in 1995.

     Sales decreased in both the quarter and nine months due primarily to reduced unit sales to original equipment vehicle manufacturers and competitive tire pricing pressures in the replacement market. Sales of engineered products were higher in both periods, while sales of chemical products were lower. Oil transportation revenues were lower in the third quarter.

     U.S. operating income in the third quarter of 1996 was $136.4 million, decreasing 4.8% from $143.3 million in the 1995 period. In the nine months, operating income of $396.7 million decreased 7.3% from $427.9 million in 1995.

     Operating income decreased in the quarter and nine months due primarily to the lower original equipment tire unit sales and pricing pressures in the replacement tire market. Operating income was favorably impacted in both periods by improved results in engineered products and chemical products, lower raw material costs and lower SAG. Additionally, in the nine months operating income benefited from improved results in oil transportation activities (which in the 1995 period were affected by the aforesaid $5.0 million charge) due primarily to improved trading results. Operating income in 1996 was reduced by $6.8 million of the previously mentioned third quarter consolidation charges and $12.6 million of first half facility consolidation and other expenses.


                U.S. Contribution to Consolidated Segment Results
                -------------------------------------------------

                                   3rd Quarter                    Nine Months
                                 1996          1995         1996          1995
                                 ----          ----         ----          ----

         Sales                   54.6%         55.5%        53.9%         55.6%

         Operating Income        43.5%         47.5%        42.1%         46.1%


International Operations
------------------------

     In Europe, sales in the third quarter of 1996 were $727.5 million, increasing 3.0% from $706.0 million in the 1995 period. In the nine months, sales were $2.26 billion, increasing 7.8% from $2.09 billion in 1995.

     Sales in Europe increased in the quarter and nine months due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland. Revenues in both 1996 periods were adversely affected by the strengthening of the U.S. dollar in 1996 versus European currencies.

     Third quarter operating income in Europe was $88.1 million, increasing 11.0% from $79.3 million in the 1995 period. In the nine months, operating income of $254.8 million increased 9.8% from $232.0 million in 1995.

     Operating income in Europe increased in the quarter and nine months due to increased revenues, lower raw material costs and productivity improvements. Operating income was reduced by a $15.0 million charge in the first half of 1996 related to the closure of the Greece tire manufacturing facility.

     In Latin America, sales in the third quarter of 1996 were $378.9 million, increasing .6% from $376.8 million in the 1995 period. In the nine months, sales were $1.15 billion, decreasing 2.4% from $1.18 billion in 1995.

     Sales in Latin America increased in the quarter due primarily to higher tire unit sales, although revenues and tire unit sales in the nine months remained below 1995's levels.

     Third quarter operating income in Latin America was $60.6 million, increasing 25.5% from $48.2 million in the 1995 period. In the nine months, operating income of $199.0 million increased 11.0% from $179.2 million in 1995.

     Operating income in Latin America increased in both the quarter and nine months due primarily to lower raw material costs and improved productivity. Operating income in 1996 was reduced by $2.1 million of the previously mentioned third quarter consolidation charges and $10.1 million of first half workforce reduction and other expenses.

     In Asia, sales in the third quarter of 1996 were $211.3 million, decreasing 2.6% from $216.9 million in the 1995 period. In the nine months, sales were $629.5 million, increasing 3.1% from $610.3 million in 1995.

     Third quarter operating income in Asia was $23.0 million, decreasing 5.9% from $24.4 million in the 1995 period. In the nine months, operating income of $74.2 million increased 11.6% from $66.5 million in 1995.

     Sales and operating income in Asia decreased in the quarter and were adversely affected in the nine months by the impact of lower price levels realized by the natural rubber operations. Revenues in both periods were also adversely affected by the strengthening of the U.S. dollar in 1996 versus Asian currencies. Sales and operating income in the Asian tire business increased in the quarter and nine months due to higher tire unit sales, lower raw material costs and improved productivity. Operating income in 1996 was reduced by $1.8 million of the previously mentioned third quarter acquisition costs.

     In Canada, sales in the third quarter of 1996 were $167.0 million, compared to $169.8 million in the 1995 period. In the nine months, sales were $503.2 million, compared to $512.8 million in 1995.

     Third quarter operating income in Canada was $5.5 million, compared to $6.5 million in the 1995 period. In the nine months, operating income was $18.1 million, compared to $22.1 million in 1995.

     Sales and operating income in Canada decreased in the quarter despite higher tire unit sales, due primarily to a change to a lower value product mix. In the nine months, sales and operating income decreased due primarily to lower tire unit sales volume.

           International Contribution to Consolidated Segment Results
           ----------------------------------------------------------

                                     3rd Quarter                 Nine Months
                                  1996          1995          1996        1995
                                  ----          ----          ----        ----

         Sales                    45.4%         44.5%         46.1%       44.4%

         Operating Income         56.5%         52.5%         57.9%       53.9%


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash provided by operating activities was $344.9 million during the first nine months of 1996. Working capital requirements increased for accounts receivable, reflecting a worldwide shift in sales mix towards replacement tires. Working capital requirements also increased due to higher quantities of finished goods inventories compared to December 31, 1995, although finished goods quantities decreased somewhat from June 30, 1996.

     Net cash used in investing activities was $521.9 million during the first nine months of 1996. Capital expenditures were $405.4 million, of which amount $241.4 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to total $665 million in 1996.

     Other investing activities in 1996 included the purchase of tire manufacturing assets in the Philippines, the acquisition of a lightweight conveyor belting manufacturer in the United States and an investment in a retail tire chain in Sweden.


                                  3rd Quarter                 Nine Months
(In millions)                  1996          1995          1996         1995
                               ----          ----          ----         ----

Capital Expenditures          $137.5        $148.4        $405.4       $373.5

Depreciation                  $129.2        $108.4        $355.2       $321.2


     Net cash provided by financing activities was $259.7 million during the first nine months of 1996, primarily to support a portion of the previously mentioned operating and investing activities.


(Dollars in millions)              9/30/96         12/31/95        9/30/95
                                   -------         --------        -------
Consolidated Debt                 $1,840.7         $1,546.7        $1,814.4

Debt/Debt+Equity                    33.2%            32.0%           36.3%

     The Company enters into interest rate contracts domestically in order to manage the impact of fluctuations in interest rates on consolidated results of operations and future cash outflows for interest. A summary of contracts in place and related weighted average interest rates follows:

(Dollars in millions)                            Fixed Rate        Floating Rate
                                                 Contracts           Contracts
                                                 ---------           ---------
At September 30, 1996:

 - Notional principal amount                      $ 175.0             $180.0
 - Pay fixed rate                                    9.05 %                -
 - Receive variable LIBOR                            5.71 %                -
 - Pay variable LIBOR                                   -               5.66 %
 - Receive fixed rate                                   -               6.44 %
 - Average years to maturity                          0.8                5.7
 - Fair value: (unfavorable)                      $  (4.4)            $ (2.2)

Third quarter  - Rate paid                           9.05 %             5.53 %
               - Rate received                       5.57 %             6.44 %
Nine months    - Rate paid                           8.95 %             5.49 %
               - Rate received                       5.73 %             6.44 %

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 1996 the Company had short term uncommitted credit arrangements totaling $2.3 billion, of which $1.1 billion were unused, and long term credit arrangements totaling $1.9 billion, of which $1.2 billion were unused. In the third quarter, the Company initiated a new commercial paper program, whereunder the Company may have outstanding up to $550 million at any time.

     In July 1996, the Company's revolving credit facility agreements, consisting of a $900 million five year revolving credit facility and a $294 million 364-day revolving credit facility, were renegotiated primarily to extend maturities and lower commitment and usage fees. Each facility agreement was amended effective July 15, 1996 and is with 28 domestic and international banks. The $900 million five year revolving credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The commitment fee paid on the entire amount of the commitment (whether or not borrowed) has been lowered to a range of 7.5 to 15 basis points from 8 to 25 basis points. The usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) has been lowered to a range of 15 to 30 basis points from 22 to 30 basis points. The commitment and usage fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage, and currently are 10 and 20 basis points, respectively. Commitments under the $294 million 364-day credit facility agreement have been increased to $300 million and are available until July 14, 1997, on which date this facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The commitment fee paid on the entire amount of the commitment (whether or not borrowed) has been lowered to 8 basis points from 10 basis points. The usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) has been lowered to 22 basis points from 35 basis points.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1995 (the "Annual Report"), wherein at Item 3, pages 14, 15, 16 and 17, the Company reported certain legal proceedings. Reference is also made to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "First Quarter Report") and to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter Report"). In the First Quarter Report, at Item 1 of Part II, pages 12 and 13, the Company reported certain developments regarding the legal proceedings described at paragraph (G) of Item 3 of the Annual Report. In the Second Quarter Report, at Item 1 of Part II, page 15, the Company reported additional information regarding the legal proceedings described at paragraph (E) of Item 3 of the Annual Report.

         The Company reports the following developments in respect of the legal proceedings described at paragraph (E) of Item 3 of the Annual Report, as supplemented by the Second Quarter Report:

         On September 30, 1996, the Company entered into a settlement agreement with the plaintiffs in Taylor Tire Company, et al. vs. Goodyear, a civil action in the United States District Court for the Southern District of California filed in July of 1994 against the Company on behalf of a class of plaintiffs consisting of four named tire dealers who are customers of the Company and 253 other retailers located in the State of California who are, or were during the relevant period, contract dealers or franchisees of the Company. As previously reported in the Second Quarter Report, all claims made by 189 members of the class were dismissed by the Court. The claims remaining relate to the failure of the Company to file for an available exemption from registration as a franchisor under the California Franchise Investment Law in respect of all 68 remaining members of the class and a claim that the Company breached certain pricing provisions of the franchise agreements between the Company and 36 of the members of the class.

         Pursuant to the terms of the settlement agreement, the plaintiff class will release all claims against the Company and the Company, among other things, will pay $600,000 into a settlement fund, implement an anticipated growth discount program for all California contract dealers and franchisees for the year 1997, provide each California Goodyear Franchise Tire Center the opportunity to terminate its franchise and enter into a Goodyear Dealer Contract without any penalty, and make various other commercial concessions relating to the lease of real property and the time allowed for payments in respect of certain past due amounts. The settlement is subject to the approval of the Court.

ITEM 2.  CHANGES IN SECURITIES.
-------  ----------------------

         COMMON STOCK, WITHOUT PAR VALUE, OF THE GOODYEAR TIRE & RUBBER COMPANY (THE "COMPANY"). On June 4, 1996, the Company adopted a new Preferred Stock Purchase Rights Plan and declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") on each share of the Common Stock, Without Par Value, of the Company (the "Common Stock") to all shareholders of record at the close of business on July 29, 1996, as previously reported at Item 5 of the Company's Current Report on Form 8-K dated June 4, 1996 (the "Current Report"). The terms of the Rights are set forth in a Rights Agreement, dated June 4, 1994, between the Company and First Chicago Trust Company (the "Rights Agreement"). Rights distributed pursuant to a rights agreement dated July 2, 1986 expired without becoming exercisable on July 28, 1996.

         Each Right, when exercisable, will entitle the registered holder thereof to purchase from the Company one one-hundredth of a share of Series B Preferred Stock of the Company at a price of $250 (the "Purchase Price"), subject to adjustment. The Rights will be exercisable only in the event that an acquiring person or group purchases, or makes - or announces its intention to make - a tender offer for, 15 percent or more of the Common Stock. In the event that any acquiring person or group acquires 15 percent or more of the Common Stock, each Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price. The Rights will expire on July 29, 2006, unless earlier redeemed at $.001 per Right.

         A copy of the Rights Agreement was filed as Exhibit 4(a) to the Current Report and as Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 11, 1996 (File No. 1-1927) in respect of the Rights, which was declared effective by the Securities and Exchange Commission on July 31, 1996. A summary of the Rights, the form of which is included as Exhibit C to the Rights Agreement, was mailed to each shareholder of record at July 29, 1996.

         In connection with the adoption of the Preferred Stock Purchase Rights Plan, on June 4, 1996, the Board of Directors of the Company amended the Articles of Incorporation of the Company to fix certain of the terms of a series of 7,000,000 shares of preferred stock, designated as Series B Preferred Stock, Without Par Value. A copy of the Certificate of Amendment to the Amended Articles of Incorporation of the Company, dated June 4, 1996, which sets forth certain of the terms of said Series B Preferred Stock was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 1996.



                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE GOODYEAR TIRE & RUBBER COMPANY
                                            (Registrant)

Date:  October 23, 1996          By          /s/ Robert W Tieken
                                    ------------------------------------
                                               Robert W Tieken,
                                           Executive Vice President


                                  (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                              INDEX OF EXHIBITS (1)

   EXHIBIT                                                                                   EXHIBIT
   -------                                                                                   -------
Table Item No.*                       Description of Exhibit                              Number   Page
---------------                       ----------------------                              ------   ----

    3                           ARTICLES OF INCORPORATION AND BY-LAWS
                                -------------------------------------

                          Certificate of Amended Articles of Incorporation                3.1
                          of Registrant, dated December 20, 1954, and
                          Certificate of Amendment to Amended Articles of
                          Incorporation of Registrant, dated April 6, 1993,
                          and Certificate of Amendment to Amended
                          Articles of Incorporation of Registrant dated June
                          4, 1996, three documents comprising Registrant's
                          Articles of Incorporation as amended
                          (incorporated by reference, filed with the
                          Securities and Exchange Commission as Exhibit
                          3.1 to Registrant's Quarterly Report on Form 10-Q
                          for the quarter ended June 30, 1996).

                          Code  of  Regulations  of The  Goodyear Tire & Rubber           3.2
                          Company, adopted November 22, 1955, as amended
                          April 5, 1965, April 7, 1980, April 6, 1981 and April
                          13, 1987 (incorporated by reference, filed as Exhibit
                          4.1(B) to Registrant's Registration Statement on Form
                          S-3, File No. 333- 1955).

    4                                     INSTRUMENTS DEFINING
                                     THE RIGHTS OF SECURITY HOLDERS,
                                          INCLUDING INDENTURES
                                          --------------------

                          Conformed  copy  of Rights Agreement, dated as of               4.1
                          July 2, 1986, between Registrant and Manufacturers
                          Hanover Trust Company, Rights Agent, and a copy of the
                          Appointment of Successor Rights Agent, dated March 21,
                          1990, whereunder Registrant appointed First Chicago
                          Trust Company of New York as the Successor Rights
                          Agent under the Rights Agreement, as amended by that
                          certain Amendment to Rights Agreement dated as of
                          April 6, 1993 between


----------

*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                   EXHIBIT
   -------                                                                                   -------
Table Item No.*                       Description of Exhibit                              Number   Page
---------------           ------------------------------------------------------          ------   ----

    4                     Registrant and First Chicago Trust Company of
                          New York, which Agreement expired on July 28, 1996
                          (incorporated by reference, filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8, File
                          No. 33-65187).

                          Conformed copy of Rights Agreement, dated as of June            4.2
                          4, 1996, between Registrant and First Chicago Trust
                          Company of New York, Rights Agent (incorporated by
                          reference, filed as Exhibit 1 to Registrant's
                          Registration Statement on Form 8-A dated June 11, 1996
                          and as Exhibit 4(a) to Registrant's Current Report on
                          Form 8-K dated June 4, 1996).

                          Specimen nondenominational Certificate for shares of            4.3   X-4.3-1
                          the Common Stock, Without Par Value, of Registrant;
                          First Chicago Trust Company of New York as transfer
                          agent and registrar.

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

                          Conformed  copy  of  Replacement and  Restatement               4.5
                          Agreement, dated as of July 15, 1996, among
                          Registrant, the Lenders named therein and The Chase
                          Manhattan Bank (formerly Chemical Bank), as Agent
                          (incorporated by reference, filed as Exhibit 4.5 to
                          Registrant's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1996, File 1-1927).


----------

*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                                                   EXHIBIT
   -------                                                                                   -------
Table Item No.*                       Description of Exhibit                              Number   Page
---------------           ------------------------------------------------------          ------   ----


    4 No other instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended September
                          30, 1996. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of long term debt entered into during the quarter ended
                          September 30, 1996 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.


    11                              STATEMENT RE COMPUTATION OF
                                         PER SHARE EARNINGS
                           ----------------------------------------------------

                           Statement setting forth the computation of per                 11   X-11-1
                           share earnings.


    27                              FINANCIAL DATA SCHEDULE                               27   X-27-1
                           ----------------------------------------------------



----------

*Pursuant to Item 601 of Regulation S-K.