Form 10-Q/A
period 1996-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1996-11-07
CIK 42582

==============================================================================

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

                                    FORM 10-Q

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

         The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (the "Report") of The Goodyear Tire & Rubber Company (the "Registrant") is amended by this Form 10-Q/A - Amendment No. 1 to the Report (the "Amendment") by deleting Item 6 of Part II in its entirety, including the Index of Exhibits incorporated therein by reference, and by inserting in lieu thereof a new Item 6 of Part II, including a new Index of Exhibits (which adds
Exhibit 12), and by filing with this Amendment an Exhibit 12, all of which are set forth on the following pages attached to this Amendment:

         Page 17 (which sets forth said Item 6 - unchanged)

         Pages E-1 through E-3     (which sets forth the Exhibit Index
                                   incorporated by reference into Item 6,
                                   adding Exhibit 12)

         Pages X-4.3-1 and X-4.3-2 (Exhibit 4.3)*

         Page X-12-1 (Exhibit 12 - Computation of Ratio of Earnings to Fixed
                     Charges, which is filed for the first time by this Amendment)

         Page X-11-1 (Exhibit 11)*

         Page X-27-1 (Exhibit 27)*

*Previously filed with the Report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE GOODYEAR TIRE & RUBBER COMPANY
                                      (REGISTRANT)

Date:  November 7, 1996     By   /s/ John W Richardson
                              ----------------------------------------------
                                 John W Richardson,
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

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 1996.

                      THE GOODYEAR TIRE & RUBBER COMPANY

                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                            INDEX OF EXHIBITS (1)

   EXHIBIT                                                                                  EXHIBIT
   -------                                                                                  -------
Table Item No.*                      Description of Exhibit                               Number Page
---------------           ------------------------------------------------------          ------ ----

    3                           ARTICLES OF INCORPORATION AND BY-LAWS
    -                           -------------------------------------

                          Certificate of Amended Articles of Incorporation                     3.1
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

    4                                          INSTRUMENTS DEFINING
                                          THE RIGHTS OF SECURITY HOLDERS,
                                                  INCLUDING INDENTURES
                          ------------------------------------------------------
                          Conformed  copy  of Rights Agreement, dated as                       4.1
                          of July 2, 1986, between Registrant and Manufacturers
                          Hanover Trust Company, Rights Agent, and a copy of
                          the Appointment of Successor Rights Agent, dated
                          March 21, 1990, whereunder Registrant appointed First
                          Chicago Trust Company of New York as the Successor
                          Rights Agent under the Rights Agreement, as amended
                          by that certain Amendment to Rights Agreement dated
                          as of April 6, 1993 between

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

                          Specimen nondenominational Certificate for                        4.3     X-4.3-1
                          shares of the Common Stock, Without Par Value, of
                          Registrant; First Chicago Trust Company of New York
                          as transfer agent and registrar.

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

                          Conformed  copy  of  Replacement and  Restate-                    4.5
                          ment Agreement, dated as of July 15, 1996, among
                          Registrant, the Lenders named therein and The Chase
                          Manhattan Bank (formerly Chemical Bank), as Agent
                          (incorporated by reference, filed as Exhibit 4.5 to
                          Registrant's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1996, File 1-1927).

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
                           share earnings.


    12                                  STATEMENTS RE COMPUTATION OF RATIOS                12   X-12-1
                           ----------------------------------------------------

                           Statement setting forth the Computation of Ratio of Earnings to Fixed Charges

    27                                       FINANCIAL DATA SCHEDULE                       27   X-27-1
                           ----------------------------------------------------



----------
*Pursuant to Item 601 of Regulation S-K.