Form 10-K
period 1996-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1997-03-25
CIK 42582

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)of the Act:

                                                     NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                             WHICH REGISTERED
        --------------------                       -----------------------------
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

                 Yes [X]                                   No
                      ------------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ].

                      ------------------------------------

     The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 18, 1997, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $54.25 on that date, was approximately $8,508,782,443.00

                      ------------------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 18, 1997:

                                   156,873,953
                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 26, 1997, FOR ITS 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

   ITEM                                                                                           PAGE
  NUMBER                                                                                         NUMBER
---------                                                                                      ----------

                                     PART I

   1          Business ............................................................                 1

   2          Properties ..........................................................                12

   3          Legal Proceedings ...................................................                13

   4          Submission of Matters to a Vote of Security Holders .................                16

   4(A)       Executive Officers of Registrant ....................................                16

                                     PART II

   5          Market for Registrant's Common Equity and Related
                 Stockholder Matters .............................................                 21

   6          Selected Financial Data ............................................                 22

   7          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .............................                 23

   8          Financial Statements and Supplementary Data ........................                 30

   9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ............................                 52

                                    PART III

   10         Directors and Executive Officers of the Registrant .................                 52

   11         Executive Compensation .............................................                 52

   12         Security Ownership of Certain Beneficial Owners and
                 Management ......................................................                 52

   13         Certain Relationships and Related Transactions. ....................                 52


                                     PART IV

   14         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K ........................................................                 53

                 Signatures ......................................................                 55

                 Index to Financial Statement Schedules ..........................                FS-1

                 Index of Exhibits ...............................................                 X-1


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

      Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. In 1996, Goodyear's net sales were $13.1 billion and net income was $101.7 million. Net income in 1996 included net after-tax charges of $573.0 million for the writedown of the All American Pipeline System and related assets and other rationalizations. Goodyear's worldwide employment averaged 91,310 during 1996.

      Goodyear's principal business is the development, manufacture, distribution and sale of tires for most applications. Goodyear also manufactures and markets several lines of rubber and other products for the transportation industry and various other industrial and consumer markets and numerous rubber-related chemicals for various applications, provides automotive repair and other services at retail and commercial outlets and sells various other products.

      Registrant's Celeron subsidiaries engage in various crude oil transportation, gathering, purchasing and selling activities. The All American Pipeline System is a heated crude oil pipeline extending approximately 1,225 miles from two points along the California coast to McCamey, Texas, which transports offshore and onshore California crude oil to various system outlet stations in California and in Texas.

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

      During 1996, Goodyear introduced the Eagle F1 GS, a high performance passenger tire with enhanced handling and wet traction capabilities, to the North American replacement market. The Unisteel 300 Series of commercial truck tires was expanded and new fleet maintenance services were introduced in North America. In Europe, the Company introduced several new tires, including the Eagle F1 GS-D2 and Eagle F1 GS-Fiorano high performance passenger tires, the Ultra Grip 5 winter tire and the Vector 3 all-season tire. In Latin America, the Eagle NCT 3 was introduced in Brasil and Venezuela and will be available throughout the region in 1997. The G386 Unisteel drive and traction medium radial truck tire and new tires in the Wrangler light truck tire line were introduced in Brasil.

     In February 1996, Goodyear introduced the Infinitred, a premium radial passenger tire featuring enhanced wet traction and extended tread life, to the North American replacement passenger tire market. The Infinitred is offered with a lifetime treadlife limited warranty, which will be in effect as long as the purchaser owns the car on which the tires are first mounted and the tires are maintained as specified by the limited warranty.

      In March 1996, the Company purchased original issue shares of the capital stock of T CDebica, a manufacturer of passenger tires located in Poland, for approximately $60 million. As a result of this purchase and the Company's prior acquisition of 32.7% of the capital stock of T C Debica from the State Treasury of Poland at a cost of $55 million, Goodyear owns approximately 50.8% of the capital stock of T C Debica.

      In April 1996, the Company acquired a tire plant near Manila, Philippines, formerly owned by Sime Darby for approximately $63 million. The plant manufactures passenger, light truck, medium truck and other tires.

      Effective January 1, 1997, the Company re-entered the South African market by acquiring a 60% equity interest in the tire and industrial rubber products businesses of Contred for approximately $121 million including loans assumed. The businesses acquired include the tire and engineered products manufacturing facilities sold by Goodyear to Consol Limited in 1989 which have been updated, a chain of retail tire outlets and the largest retreader in South Africa.

      In February 1997, Goodyear entered into a four year commitment to produce tires for Dunlop Tire Corporation and the OHTSU Tire & Rubber Co., Ltd, affiliates of Sumitomo Rubber Industries Ltd., in North America and Sumitomo Rubber agreed to produce tires for Nippon Goodyear in Japan during the same four-year period.

      On March 1, 1996, Goodyear acquired the assets of Belt Concepts of America, Inc, a manufacturer of lightweight conveyor belting for various commercial applications located in Spring Hope, North Carolina.

      Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Expansion of the Company's Gadsden, Alabama, Topeka, Kansas, Bogor, Indonesia, Valleyfield, Quebec, and Bangkok, Thailand tire plants were completed during 1996. The Company also substantially completed construction of a new tire mold plant in Statesville, North Carolina. Significant plant modernization and expansion projects are presently underway at the Company's Napanee, Ontario, Valleyfield, Quebec, Americana, Brasil, Freeport, Illinois, Fayetteville, North Carolina, and Debica, Poland tire plants.

            FINANCIAL INFORMATION ABOUT GOODYEAR'S INDUSTRY SEGMENTS

     Financial information relating to Goodyear's "Industry Segments" for each of the three years in the period ended December 31, 1996 appears in Note 17 captioned "Business Segments", and in the tabulation captioned "Industry Segments" at Note 17, of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 47, respectively, and is incorporated herein by specific reference.

             DESCRIPTION OF GOODYEAR'S BUSINESS -- INDUSTRY SEGMENTS
TIRES

      Goodyear's principal Industry Segment is the development, manufacture, distribution and sale of tires and related products and services (the "Tires Segment"). The principal class of products in the Tires Segment is tires for most applications. No other class of products or services in the Tires Segment accounted for as much as 10% of Goodyear's sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the Tires Segment, and the percentage of Goodyear's sales attributable to tires, for each of the three years ended December 31, 1996:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                      1996        1995         1994
                                                                    ------        ------      ------
         Tires Segment sales ............................            85.5%        85.5%       85.5%
               Tire sales ...............................            77.1%        76.7%       76.7%
         Tires Segment operating income .................           243.8%(1)     81.9%       84.7%


         Note: (1) If determined before giving effect to the $755.6 million writedown of the assets of the Oil Transportation Segment, Tires Segment operating income represented 79.6% of
               Goodyear's total operating income in 1996.

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

      A variety of Goodyear-brand radial passenger tire lines are sold in the United States, including the all season Aquatred enhanced wet traction tire line, the Eagle performance touring tire lines, and the Eagle Gatorback and Eagle Aquatred high performance tire lines. The major lines of Goodyear-brand radial light truck tires offered in the United States are the Wrangler and Workhorse. Goodyear manufactures and sells several lines of radial passenger and light truck tires in Europe, led by the Eagle and the Eagle Aquatred passenger tire lines and the Wrangler light truck tire line. In Asia and Latin America, both radial and bias-ply Goodyear-brand passenger and light truck tires are manufactured and sold, led by the Eagle Aquatred in Asia and the GPS2 in Latin America.

      Goodyear manufactures and markets a full line of all-steel cord and belt construction radial medium truck tires, the Unisteel series, for applications ranging from line-haul highway use to off-road service. Goodyear also offers a full line of bias-ply medium truck tires. Goodyear produces several lines of tires for other applications, including radial and bias-ply tires for farm machinery, heavy equipment and aircraft, and inner tubes for truck tires and various other applications. Goodyear manufactures and sells new and retreaded aircraft tires in the United States, Europe, Latin America and Asia.

      The Kelly-Springfield Tire group ("Kelly-Springfield"), manufactures and markets numerous lines of radial and bias-ply passenger and truck tires in the United States replacement market and sells various lines of Kelly-brand tires in the replacement markets in Canada and certain other countries. Brad Ragan, Inc., a 74.5% owned subsidiary of Registrant, is a tire retailing and commercial tire sales, retreading and service chain with operations in various regions of the United States.

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

MARKETS, DISTRIBUTION AND COMPETITION

      The Company offers a broad line of tires for most applications and for all classes of customers. In the United States and many other countries, the Company sells Goodyear-brand tires to vehicle manufacturers for use as original equipment on vehicles they produce. In the United States and most other countries, the Company sells Goodyear-brand, Kelly-brand, other house brand and private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Worldwide, the Company's sales of passenger, truck and farm tires to the replacement market substantially exceed its sales of passenger, truck and farm tires to original equipment manufacturers.

      All passenger tires (except bias-ply temporary spare tires) and approximately 85% of all light and medium truck tires sold by the Company in the United States during 1996 were radial. Approximately 91% of all passenger tires and approximately 46% of all light and medium truck tires sold by the Company outside the United States during 1996 were radial. Demand for high performance passenger tires has increased significantly during recent years. Approximately 31% of passenger tires sold in the United States during 1996 were high performance tires, up from 30% in 1995, 28% in 1994 and 10% in 1988.

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

     Goodyear competes with other tire manufacturers on the basis of price, warranty, service, consumer convenience and product design, performance and reputation. The Company believes Goodyear-brand tires enjoy a high recognition factor throughout the world and have a reputation for high quality and value. Kelly-brand and various other house-brand tire lines offered by the Company compete primarily on the basis of price and performance.

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

      Goodyear-brand tires for the United States replacement market are sold through various channels of distribution. The principal method of distribution is a large network of independent dealers and franchisees. Goodyear-brand tires are also sold to several regional and national retail marketing firms, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and Montgomery Ward. In addition, approximately 877 retail outlets (including auto service centers, commercial tire & service centers and leased space in department stores) are operated by the Registrant under the Goodyear name or under various other trade styles and approximately 152 retail and commercial tire sales outlets are operated by subsidiaries of the Registrant. Several lines of Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brands of tires are also sold to independent dealers, to national and regional wholesale marketing organizations, including TBC Corporation, to retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, to service stations and to various other retail marketers.

      Goodyear sells tires outside the United States to original equipment manufacturers and in the replacement market through independent wholesale distributors, its own wholesale distribution organizations, and, in some countries, its own retail stores. In certain countries Goodyear contracts for the manufacture by others of Goodyear-brand tires.

      No customer or group of affiliated customers accounted for as much as 5.3% of Goodyear's consolidated net sales during 1996, 1995 or 1994. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 20.7% of consolidated net sales for each of 1996, 1995 or 1994. No customer or group of affiliated customers accounted for as much as 4.1% of Tires Segment sales during 1996, 1995 or 1994. The ten largest customers of the Tires Segment represented less than 21.0% of Tire Segment sales for 1996.

      Based on a composite of industry sources and information published by the Rubber Manufacturers Association (the "RMA"), it is estimated that approximately 232 million passenger tires were sold in the United States during 1996 compared to approximately 224 million in

1995. Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 1997 to increase approximately 2.1% compared to 1996, with 1997 passenger tire demand up approximately 3.2% in the original equipment and 1.7% in the replacement market.

      Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 50 million light and medium highway truck tires were sold in the United States during 1996. Goodyear estimates that demand for light and medium highway truck tires in the United States during 1997 will be substantially the same as during 1996.

      The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:

       GOODYEAR WORLDWIDE UNIT SALES OF PASSENGER, TRUCK AND FARM TIRES--
               PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES

                                           1996 vs 1995         1995 vs 1994
                                          --------------       --------------
United States .........................         (.7)%              (3.3)%
Foreign ...............................        12.6%                3.3%
      Worldwide .......................         5.4%                (.4)%

      Based on information available from various industry and other sources and information published by the RMA, the Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, is the third largest tire manufacturer in the world. Based on various industry and other sources, it is estimated that the Company's share of the worldwide auto, truck and farm tire markets was approximately 18% in 1996, 1995 and 1994.

      Related products and services, including automotive parts, automotive maintenance and repair services and associated merchandise, are sold in the United States through approximately 1,029 retail outlets operated by the Company. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased for resale by the Company, are distributed to many of the Company's tire dealers and franchisees. Related products are sold principally in the United States and Canada under highly competitive conditions.

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

     NHTSA has issued "Tire Registration" regulations which require the registration of tires for the purpose of identification in the event of a product recall and "Uniform Tire Quality Grading" regulations which require the grading of passenger tires for treadwear, traction and temperature resistance pursuant to prescribed testing procedures and the molding of such grades into the sidewall of each tire. Passenger and highway truck tires are required to be identified by ten-digit manufacturing identification codes molded on the sidewall of each tire. The effect of compliance with these regulations on Goodyear's sales and profits cannot be determined. However, these regulations have increased the cost of producing and marketing passenger tires in the United States.

OTHER INFORMATION

      Goodyear does not consider its Tires Segment business to be seasonal to any significant degree. Goodyear maintains a significant inventory of new tires in order to rationalize produc-tion schedules and assure prompt delivery to its customers. Goodyear manages its inventory in order to minimize working capital requirements and avoid unnecessary increases in unit production costs while balancing production schedules with fluctuations in demand. New tire inventory levels in North America and in certain countries in Europe and Latin America during most of 1996 were higher than planned, due primarily to lower than anticipated demand.

      Goodyear offers its customers various financing and extended payment programs from time to time. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and the prevailing practices in the tire industry.

      Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 91% of capacity during 1996, 95% of capacity during 1995 and 92% of capacity during 1994. Goodyear's worldwide tire capacity utilization was approximately 89% during 1996, 93% during 1995 and 90% during 1994. In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building, or have announced plans to install, additional capacity for passenger tires and light and medium truck tires over the next few years. Goodyear has also acquired, or is in the process of installing, acquiring or obtaining access to, new tire manufacturing capacity in various markets, including China, India, the Philippines, Poland and South Africa. Continued high levels of capacity utilization by the tire industry during 1997 will be dependent on continued high production levels by the original equipment manufacturers in the United States and growth in the original equipment markets in Europe, Asia and Latin America, coupled with continued high levels of demand in the replacement markets throughout the world.

GENERAL PRODUCTS

     Another Industry Segment is the development, manufacture, distribution and sale of numerous rubber, chemical and plastic products (the "General Products Segment"). No class of products or services in the General Products Segment accounted for as much as 10% of Goodyear's net sales in any of the last three years. The table below sets forth the per centage of Goodyear's net sales and operating income attributable to the General Products Segment for each of the three years ended December 31, 1996:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1996         1995         1994
                                                                           ------        ------      ------
      General Products Segment sales ..............................         13.6%        13.5%        13.8%
      General Products Segment operating income ...................         44.5%(1)     13.6%        14.3%

      Note: (1) If determined before giving effect to the $755.6 million writedown of the assets of the Oil
            Transportation Segment, General Products Segment operating income represented 14.5% of Goodyear's total operating income in 1996.

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

      CHEMICAL PRODUCTS. Goodyear produces a broad line of synthetic rubber, latices, resins and organic chemicals used in rubber and plastic processing.

      SHOE PRODUCTS. Goodyear, utilizing products obtained under offtake agreements, markets heels, soles and strips for new shoes and shoe repair made of rubber and other synthetic materials.

MARKETS AND DISTRIBUTION -- OTHER INFORMATION

      Most products of the General Products Segment are sold directly to manufacturers or through independent wholesale distributors. During 1996, the five largest customers of the General Products Segment accounted for approximately 24.5% of General Products Segment sales and no customer accounted for more than 16% of General Products Segment sales. Goodyear does not maintain a significant inventory when considered in relation to the volume of business transacted.

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

OIL TRANSPORTATION

      Goodyear's crude oil transportation and related activities (the "Oil Transportation Segment") are conducted by the Celeron group of companies ("Celeron"). The table below sets forth the percentage of Goodyear's net sales and operating income (or loss), attributable to the Oil Transportation Segment for each of the three years ended December 31, 1996:

                                                                                YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1996         1995         1994
                                                                           ------       ------      ------
      Oil Transportation Segment sales ............................          .9%         1.0%          .7%
      Oil Transportation Segment operating income (loss) ..........      (188.3%)(1)     4.5%         1.0%

      Note: (1) If determined before giving effect to the $755.6 million writedown of Oil Transportation
            Segment assets, Oil Transportation Segment operating income represented 5.9% of Goodyear's total operating income in 1996.

      All American Pipeline Company, a wholly-owned subsidiary of Registrant ("All American"), owns and operates a heated crude oil pipeline system which extends from the California Coast to central Texas (the "All American System"). Celeron Gathering Company, a wholly-owned subsidiary of Registrant ("Celeron Gathering"), owns and operates a crude oil gathering pipeline in the San Joaquin Valley, California (the "Celeron Gathering System"). Celeron Trading & Transportation Company, a wholly-owned subsidiary of Registrant, engages in various crude oil exchanging, purchasing and selling activities.

ALL AMERICAN SYSTEM

      The All American System is a heated crude oil pipeline system, consisting of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas, an 11 mile segment extending along the California Coast from Las Flores to Gaviota, and related terminal and oil storage facilities. The All American System is capable of transporting up to 300,000 barrels per day of heavy crude oils, 450,000 barrels per day of lighter crude oils or lower daily volumes of combinations of heavy crude oils (which may require heating) from fields on the outer continental shelf along the California coast in the Santa Barbara Channel -- Santa Maria Basin area ("OCS Crude Oil") and lighter crude oils (which do not require heating) from various onshore California fields ("California Crude Oil") or other sources to System outlet stations in California for delivery through other pipelines to refineries in the Los Angeles Basin and in the greater San Francisco area and to System outlet stations in Wink and McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. The All American System in the past has also transported Alaska North Slope crude oil ("ANS Crude Oil") received from other pipelines from insert points in central California to terminals located near McCamey, Texas.

      Several producers of OCS Crude Oil have entered into transportation agreements with the All American System for the transport of available quantities of OCS Crude Oil at specified tariff rates. An average of approximately 140,090 barrels per day of OCS Crude Oil were transported by the All American System during 1996. Approximately 63.1% of the OCS Crude Oil tendered was transported by the All American System to outlet stations in central California for delivery via other pipelines to refineries in the Los Angeles Basin or the San Francisco Bay area, with the balance transported to System outlet stations in Wink and McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. It is anticipated that during 1997 the average number of barrels per day of OCS Crude Oil tendered for shipment will be significantly lower than during 1996 and that a higher percentage of the OCS Crude Oil tendered will be for delivery to refineries in California.

      The average volume of crude oil transported by the All American System was approximately 207,000 barrels per day in 1996, 217,000 barrels per day in 1995 and 185,000 barrels per day in 1994. The average tariff per barrel of crude oil transported by the All American System during 1996 was $1.65, compared to $1.76 during 1995 and $1.38 during 1994. The All American System transported crude oil tendered for shipment an average distance of 627 miles in 1996, 791 miles in 1995, and 652 miles in 1994. It is anticipated that during 1997 the All American System will, on an average daily volume basis, transport significantly lower quantities of OCS Crude Oil and higher quantities of California Crude Oil than in 1996. During 1997, it is expected that the volume of crude oil transported by the All American System within California will be higher than in 1996, while the volume of crude oil transported to locations outside California will be significantly lower than in 1996.

      As a result of industry developments indicating that the quantities of OCS Crude Oil, California Crude Oil and ANS Crude Oil expected to be tendered in the future to the All American System for transportation will be lower than previously estimated and that the volumes of crude oil expected to be transported by the All American System to markets outside California in the future are estimated to be significantly lower than previously anticipated, management determined in December 1996 that the cash flows expected to be generated by the All American System would be less than its carrying value of $1.176 billion. In accordance with Statement of Financial Accounting Standards No. 121, the carrying value of the assets of the All American System was reduced to $420 million and a charge of $755.6 million ($499.3 million after tax) was recorded in the fourth quarter of 1996.

CELERON GATHERING SYSTEM

      Celeron Gathering owns and operates the Celeron Gathering System, a 43-mile crude oil gathering pipeline system, which has a design capacity of up to 100,000 barrels per day. Celeron Gathering uses the Celeron Gathering System in connection with its gathering, exchanging, purchasing and selling of crude oil produced in the South Belridge and Midway Sunset areas of the San Joaquin Valley. The major portion of crude oil acquired is ultimately sold to or exchanged with refiners located in, or shippers transporting crude oil to, the Mid-continent and Texas Gulf Coast areas. Celeron Gathering also trades crude oil in California, most of which is used by refiners located in the Los Angeles Basin or in Northern California.

GOVERNMENT REGULATION

      The All American System is a common carrier pipeline system and, as such, under current law is subject to the general jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Pursuant to the Interstate Commerce Act, the All American System is subject to FERC regulation as to tariffs, annual reporting requirements and other operating matters. In accordance with current laws and the regulations of the FERC, the All American System has filed with the FERC tariffs for transportation services being offered to shippers desiring to transport crude oil through the All American System or portions thereof. The All American System will file an Annual Report on FERC Form No. 6 with the FERC in March of 1997 in respect of its activities during 1996. The All American System is also subject to the jurisdiction of the California Public Utilities Commission (the "Cal PUC") in respect of certain of its California intrastate transportation services. The Celeron Gathering System is a proprietary intrastate gathering pipeline system and, as such, is not subject to the general jurisdiction of the FERC or to the jurisdiction of the Cal PUC.

                          GENERAL BUSINESS INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The principal raw materials used in Goodyear's products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 54% of all rubber consumed by Goodyear worldwide during 1996, 1995 and 1994. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. The major portion of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

      Nylon and polyester yarn, substantial quantities of which are processed in Goodyear's textile mills, and wire for radial tires, a portion of which is produced by Goodyear, are used in significant quantities by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1996, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 1997.

      Goodyear uses substantial quantities of chemicals and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

      Natural rubber and other raw material prices decreased somewhat during 1996. In general, the Company does not anticipate significant changes in raw material prices during 1997, although most commodity materials are likely to continue to be subject to some price volatility.

PATENTS AND TRADEMARKS

      Goodyear owns approximately 1,608 patents issued by the United States Patent Office and approximately 6,946 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 434 applications for United States Patents pending and approximately 3,832 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Industry Segments.

      Goodyear owns and uses approximately 1,040 different trademarks, including several using the word "Goodyear". These trademarks are protected by approximately 7,030 registrations worldwide. Goodyear also has approximately 1,170 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

BACKLOG

      Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Industry Segments or its business considered as a whole.

GOVERNMENT BUSINESS

      The total amount of Goodyear's business during 1996 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approximately 1.1% of Goodyear's consolidated net sales for 1996 and .6% for 1995 and 1994.

RESEARCH AND DEVELOPMENT

     Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related prod ucts in Akron, Ohio, and Colmar-Berg, Luxembourg; tire technical centers in Cumberland, Maryland, and Tsukuba, Japan; and tire proving grounds in Akron, Ohio, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates substantial research and development facilities for other products in Akron, Ohio, and Orsay, France.

      During the years ended December 31, 1996, 1995, 1994, 1993 and 1992, Goodyear expended, directly or indirectly, $374.5 million, $369.3 million, $341.3 million, $320.0 million and $325.9 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and to the formulation and design of new manufacturing processes and equipment and improvements on existing processes and equipment. Goodyear estimates that it will expend approximately $375 million for research and development activities during 1997.

EMPLOYEES

      At December 31, 1996, Goodyear employed approximately 88,903 people throughout the world. Of the approximately 41,218 persons employed in the United States at December 31, 1996, approximately 11,601 were covered by a master collective bargaining agreement, dated July 20, 1994, with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C ("USWA"), which agreement will expire on April 19, 1997, and approximately 8,930 were covered by other contracts with the USWA and various other unions.

      COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

      Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, State and local environmental and occupational safety and health laws and regulations. During 1996, 1995, 1994, 1993 and 1992, Goodyear made capital expenditures aggregating approximately $12.5 million, $17.4 million, $11.7 million, $13.4 million, and $13.7 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $15.0 million during 1997 and approximately $19.1 million during 1998. In addition, Goodyear expended approximately $74.2 million during 1996, and Goodyear estimates that it will expend approximately $76.3 million during 1997 and approximately $73.8 million during 1998, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1996, Goodyear had reserved $92.6 million for anticipated costs associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies.

                     INFORMATION ABOUT GEOGRAPHICS SEGMENTS
                          AND INTERNATIONAL OPERATIONS

      Financial information relating to Goodyear's "Geographic Segments" for each of the three years in the period ended December 31, 1996 appears in Note 17, captioned "Business Segments", and in the tabulation captioned "Geographic Segments" at Note 17 of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 46 and 48, respectively, and is incorporated herein by specific reference.

      The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 27 foreign countries. Foreign sales represented approximately 47%, 45% and 42% of total sales and foreign operating income represented approximately 181% (59% if determined before giving effect to the $755.6 million writedown of the Oil Transportation Segment assets), 56%, and 50% of total operating income in 1996, 1995 and 1994, respectively. Goodyear's foreign manufacturing operations consist primarily of the production of tires. Industrial rubber and certain other products are also manufactured in certain of the Company's foreign plants.

      Goodyear also participates in joint ventures in various countries. Goodyear and Pacific Dunlop Limited each have a 50% equity interest in South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company, which entities operate five tire manufacturing plants, 21 retread plants and a chain of approximately 520 retail outlets in Australia, New Zealand and Papua - New Guinea. Other joint venture interests of the Company include: (1) a 50% interest in Nippon Giant Tire Co., Ltd., which manufactures earthmover tires in Japan; and (2) a 50% (40.4% net equity) interest in South Asia Tires Limited, which owns a tire manufacturing facility under construction near Bombay, India, which is scheduled to be completed in 1997.

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

ITEM 2.  PROPERTIES.

      Goodyear manufactures its products in 81 manufacturing facilities located around the world. There are 34 plants in the United States and 47 plants in 27 other countries.

     TIRES SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the Tires Segment.

      UNITED STATES: Manufacturing facilities having an aggregate of 17.6 million square feet of floor space, as follows: (1) Tire plants at Akron, Ohio; Danville, Virginia; Fayetteville, North Carolina; Freeport, Illinois; Gadsden Alabama; Lawton, Oklahoma; Topeka, Kansas; Tyler, Texas; and Union City, Tennessee; (2) Steel tire wire plant at Asheboro, North Carolina; (3) Textile mills at Cartersville, Georgia; and Decatur, Alabama; (4) Tread rubber plants at Greenville, Texas; Radford, Virginia; and Spartanburg, South Carolina; and (5) tire molds plants at Statesville, North Carolina; and Stow, Ohio.

      CANADA: Tire plants having an aggregate of 1.9 million square feet of floor space located at Medicine Hat, Alberta; Napanee, Ontario; and Valleyfield, Quebec.

      EUROPE: Manufacturing facilities having an aggregate of 12.1 million square feet of floor space: (1) Tire plants at Amiens, France; Fulda and Phillippsburg, Germany; Cisterna di Latina, Italy; Colmar-Berg, Luxembourg; Casablanca, Morocco; Adapazari and Ismit, Turkey; Wolverhampton, England; Debica, Poland; and Uitenhage, South Africa; and (2) three plants at Colmar-Berg, Luxembourg, for the the manufacture of tire fabric, steel tire cord and molds and machines.

      LATIN AMERICA: Tire plants having an aggregate of approximately 8.1 million square feet of floor space located at: Buenos Aires, Argentina; Americana and Sao Paulo, Brazil (also tubes, tire fabric and fabric dipping); Santiago, Chile (also tubes and batteries); Cali, Columbia; Guatemala City, Guatemala; Morant Bay, Jamacia; Mexico City, Mexico; Lima, Peru; and Valencia, Venezuela.

      ASIA: Tire plants having an aggregate of approximately 3.1 million square feet of floor space located at: Dalian, China; New Delhi, India; Bogor, Indonesia; Kuala Lumpur, Malaysia; Manila and Marikina, Philippines; Taipei, Taiwan; and Bangkok, Thailand.

      GENERAL PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities having an aggregate of approximately 6.5 million square feet of floor space:

      UNITED STATES: Synthetic rubber and rubber chemicals plants at Akron Ohio; Bayport, Beaumont, and Houston, Texas; and Niagara Falls, New York; Hose products plants at Hannibal, Missouri; Lincoln, Nebraska (also power transmission belts); Mt Pleasant, Iowa; Norfolk, Nebraska; and Sun Prairie, Wisconsin; Conveyor belt plants at Marysville, Ohio; and Spring Hope, North Carolina; Air springs plant at Green, Ohio; Molded rubber products plant at St. Marys, Ohio; Latex plant at Calhoun, Georgia; and Automotive parts plants at Jackson and Logan, Ohio.

      CANADA: Hose products plants at Collingwood, Ontario; and St. Alphonse de Granby, Quebec; Conveyor belt plant at Bowmanville, Ontario; Power transmission belt plant at Owen Sound, Ontario; and a molded and extruded rubber products plant at Quebec City, Quebec.

      EUROPE: Chemical plant at LaHarve, France; and Conveyor and power transmission belts plant at Uitenhage, South Africa.

     LATIN AMERICA: Industrial rubber products plants at Sao Paulo, Brazil; Santiago, Chile; and Valencia, Venezuela; Films plant at Americana, Brazil; Air springs plant at Maua, Brazil; and Hose products and air springs plant at San Luis Potosi, Mexico.

      ASIA: Conveyor belt plant at Bayswater, Australia; and Hose products plant at Qingdao, China.

      The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment and for expansion, modernization and replacement of existing plants and equipment and related assets aggregated $617.5 million in 1996, $615.6 million in 1995 and $523.0 million in 1994. Of said amounts, $301.4 million in 1996, $347.9 million in 1995 and $281.6 million in 1994 were expended on facilities located in the United States. The Company estimates that its capital expenditures during 1997 will total approximately $675.0 million.

      During 1996, Goodyear's worldwide tire production facilities were operated at approximately 89% of rated capacity and its other manufacturing facilities were operated at approximately 87% of rated capacity. Giving effect to plant expansions and modernizations recently completed or presently underway or planned, the Company's manufacturing facilities are generally expected to have production capacity sufficient to satisfy presently anticipated demand for the Company's tires and other products.

      In addition to its manufacturing facilities, the Company owns and operates rubber plantations in Indonesia and Guatemala. Goodyear also owns substantial interests in plants located in Australia (tires and retreading), India (tires), Japan (earthmover tires) and New Zealand (tires and retreading). The Company also owns and operates research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates tire technical centers in Cumberland, Maryland, and Tsukuba, Japan, and a tire proving ground in Colmar-Berg, Luxembourg.

      The Company operates approximately 1,029 retail outlets for the sale of its tires to consumers in the United States and approximately 284 retail outlets in other countries. Worldwide, the Company also operates approximately 92 retread plants and approximately 209 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 6, "Properties and Plants," and Note 8, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 37 and 41, respectively.

      Reference is made to the information set forth in Item 1 under the caption "Oil Transportation" beginning at page 7, which includes a brief description of, and other information regarding, the All American System and the Celeron Gathering System.

ITEM 3. LEGAL PROCEEDINGS.

     At March 15, 1997, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

      (A) Since January 19, 1990, a series of 65 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), formerly a wholly-owned subsidiary of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the court granted Registrant's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice.

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

      (C) In September of 1990, a civil action, Eastman Kodak Company, et al. v. Goodyear, et al. (No. CIV-2-90-221), was filed by Eastman in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder Eastman alleges infringement of a patent, which expired in December of 1994, in respect of certain processes used in the manufacture of polyester resin on ten production lines at the Pt. Pleasant, West Virginia polyester resin plant owned and operated by Registrant until sold to Shell Oil Company on December 18, 1992. Eastman is seeking monetary damages trebled for alleged willfulness, interest and costs. Goodyear has counterclaimed against Eastman alleging antitrust law violations, which counterclaims were dismissed by the trial court. The trial court also ruled that the patent did not cover the processes used in eight of the plant's production lines and, therefore, dismissed all infringement claims except with respect to two of the plant's production lines. On April 28, 1995, a jury rendered a verdict finding liability and assessing damages, having decided that Goodyear and Shell had infringed the patent in the operation of said two production lines but that such infringement was not willful. A judgment of $12,000,000, plus interest thereon (approximately $7,000,000 through March 1, 1997) and court costs, was entered against Goodyear. Goodyear and Eastman have appealed to the Court of Appeals, Federal Circuit.

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

      (E) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against Registrant (and two employees of Registrant) by 22 tire dealers located in Texas who are customers of Registrant, either as independent dealers or franchisees. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealings with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. The plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater of $230 million or 10% of Registrant's net worth and injunctive and other relief.

     (F) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), Samir G. Gibara, now Chairman of the Board, Chief Executive Officer and President of Registrant, John M. Ross, formerly a Vice President and the General Counsel of Registrant, and Clark Sprang, now a Vice President of Registrant, and two other employees of Goodyear by Orion Tire Corporation ("Orion"), a California corporation, China Tire Holdings Limited, a Bermuda corporation ("China Tire"), and China Strategic Holdings Limited, a Hong Kong corporation ("China Strategic"). The plaintiffs alleged, among other things, that, in connection with Registrant's acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China in 1994, Registrant and GIC engaged in tortious interference with certain contractual relationships involving the Dalian Facility the plaintiffs had allegedly theretofore established with the entities which owned the Dalian tire manufacturing facility (which entities are controlled by the Dalian municipal government), committed tortious interference with certain prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants were alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. On motion made by Registrant, the court dismissed all individual defendants from the proceeding for lack of jurisdiction, dismissed with prejudice all claims made by China Strategic and certain claims made by Orion and China Tire, and dismissed certain other claims of Orion and China Tire with leave to refile. On April 19, 1996, an amended complaint was filed against Registrant and GIC by Orion and China Tire. The remaining claims of Orion and China Tire are: (i) that Registrant and GIC allegedly engaged in conduct which constituted tortious interference with the prospective economic advantage of Orion by allegedly wrongfully obstructing and interfering with Orion's alleged prospective business ventures involving the Dalian Facility and by tortuous interference with Orion's prospective contractual relationships with the Dalian Facility regarding the supply of tires and a purported option to purchase an equity interest in the Dalian Facility, and (ii) that Registrant and GIC allegedly committed trade libel and defamation in respect of Orion and China Tire by knowingly publishing untrue statements regarding Orion and China Tire to various officials of the Dalian Facility and various governmental bodies in the People's Republic of China. The plaintiffs are seeking an aggregate of at least $1.085 billion in actual damages and $3.255 billion in exemplary damages from Registrant and GIC, and such further relief as the court may deem appropriate.

     (G) In April of 1995, Goodyear received a subpoena issued in connection with an industry-wide investigation being conducted by the Cleveland, Ohio, office of the Antitrust Division of the United States Department of Justice into possible violations of Section 1 of the Sherman Act by tire manufacturers. The subpoena calls for the production of documents to a Federal grand jury sitting in Cleveland. Goodyear has substantially completed its response to the subpoena and is cooperating fully with the Department of Justice in the investigation.

     (H) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at March 15, 1997, including claims and proceedings relating to several waste disposal sites that have been identified by the USEPA and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

     Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at March 15, 1997, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof (or, if reasonably possible, that the nature and amount thereof has been disclosed in Note 18 to the Financial Statements set forth at Item 8 to, at page 49 of, this Annual Report) or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1996 by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although in the event of an unanticipated adverse final determination of certain proceedings, Goodyear's consolidated net income in the period in which such determination occurs could be materially affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Registrant during the calendar quarter ended December 31, 1996.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

      Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant as of March 15, 1997, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

     NAME                        POSITION(S) HELD                          AGE
   -------                      ------------------                        -----
 SAMIR G. GIBARA       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER       57
                             AND PRESIDENT AND DIRECTOR

      Mr. Gibara served in various managerial capacities after joining Goodyear in 1966. He was Chairman of the Board of a European subsidiary of Registrant from December 1, 1990 until September 30, 1992, when he was appointed a Vice President of the Registrant . Mr. Gibara was elected a Vice President of Registrant on October 6, 1992, serving in that capacity as the executive officer responsible for strategic planning and business development and as the acting Vice President of Finance and the principal financial officer of Registrant. On May 3, 1994, Mr. Gibara was elected an Executive Vice President of Registrant and, in such capacity, was the executive officer responsible for the North American Tire Operations of Registrant. Effective April 15, 1995, Mr. Gibara was elected President and Chief Operating Officer of Registrant. Mr. Gibara was elected President and Chief Executive Officer of Registrant effective January 1, 1996, and Chairman of the Board, Chief Executive Officer and President effective July 1, 1996. Mr. Gibara is the principal executive officer of Registrant. Mr. Gibara has been a director of Registrant since April 15, 1995.

 WILLIAM J. SHARP      PRESIDENT, GLOBAL SUPPORT OPERATIONS                 55


     Mr. Sharp served in various tire production posts until elected a Vice President of Registrant on January 6, 1987, serving in such capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire manufacturing operations. Effective April 1, 1991, Mr. Sharp was elected an Executive Vice President of Registrant for worldwide product sup ply, and, in such capacity, was the executive officer of the Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. Effective January 1, 1996, Mr. Sharp was elected Registrant's President, Global Support Operations, and, as such, he is the executive officer of Registrant having corporate responsibility for Goodyear's research and development, manufacturing, purchasing, materials management, quality assurance, and environmental and health and safety improvement activities worldwide. Mr. Sharp has been an employee of Goodyear since 1964.

     NAME                         POSITION(S) HELD                         AGE
    -------                      ------------------                       -----
ROBERT W. TIEKEN             EXECUTIVE VICE PRESIDENT                       57
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

 EUGENE R. CULLER, JR        EXECUTIVE VICE PRESIDENT                       58


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

 NISSIM CALDERON                VICE PRESIDENT                              63


     Dr. Calderon served in various research management posts until April 7, 1986, when he was elected a Vice President of Registrant. He is the executive officer of Registrant responsible for Goodyear's research programs. Dr. Calderon has been an employee of Goodyear since 1962.

 JAMES BOYAZIS              VICE PRESIDENT AND SECRETARY                    60

     Mr. Boyazis joined Goodyear in 1963, serving in various posts until June 2, 1987, when he was elected a Vice President and the Secretary of Registrant. He is also the Associate General Counsel of Registrant.

 JESSE T. WILLIAMS, SR.         VICE PRESIDENT                              57

     Mr. Williams served in various human resources posts until August 2, 1988, when he was elected a Vice President of Registrant. Mr. Williams was responsible for corporate compliance with equal employment opportunity laws and regulations until July 1, 1991, when he became the executive officer of Registrant responsible for Goodyear's human resources, diversity, safety and workers' compensation activities and for compliance with the various equal employment opportunity, workplace safety and other employment laws and regulations. Mr. Williams was the executive officer of Registrant responsible for Goodyear's compensation and employment practices from March 1, 1993 through October 31, 1995. Effective November 1, 1995, Mr. Williams became the executive officer of Registrant responsible for Goodyear's human resources policy, employment practices and systems. Mr. Williams has been an employee of Goodyear since 1962.

 JOHN P. PERDUYN                VICE PRESIDENT                              57

     Mr. Perduyn served in various public relations posts until appointed Director of Public Information in 1980, serving in that post until June 1, 1989. Mr. Perduyn was elected a Vice President of Registrant effective June 1, 1989, and is the executive officer of Registrant responsible for Goodyear's public affairs activities. Mr. Perduyn has been an employee of Goodyear since 1970.

     NAME                      POSITION(S) HELD                            AGE
    -------                    ------------------                         -----
 RICHARD P. ADANTE              VICE PRESIDENT                              50

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

 H. CLAY ORME                   VICE PRESIDENT                              57

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

 GARY A. MILLER                 VICE PRESIDENT                              50

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

 MIKE L. BURNS                  VICE PRESIDENT                              55

     Mr. Burns served in various human resources posts until appointed Director of Organization Development and Training in 1986. He was elected a Vice President of Registrant effective March 1, 1993. He is the executive officer of Registrant responsible for Goodyear's human resources and total quality systems. Mr. Burns has been an employee of Goodyear since 1965.

 GEORGE E. STRICKLER            VICE PRESIDENT                              49

      Mr. Strickler served in various accounting, treasury and financial posts until he was elected an Assistant Comptroller of the Registrant on April 9, 1984, in which capacity he served as the principal financial officer for the General Products Division until August of 1988, when he became the principal financial officer of the Tire Division. Mr. Strickler was a Vice President and the Comptroller of Registrant from September 1, 1993 to May 31, 1996. Since June 1, 1996, Mr. Strickler has served as a Vice President of Registrant and is the executive officer of Registrant responsible for the financial functions of Goodyear's North American Tires Operations. Mr. Strickler has been an employee of Goodyear since 1969.

 JAMES C. WHITELEY              VICE PRESIDENT                              49

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

     NAME                     POSITION(S) HELD                             AGE
    -------                 ------------------                            -----
RICHARD W. HAUMAN        VICE PRESIDENT AND TREASURER                       50

     Mr. Hauman served in various financial management posts around the world until he was elected an Assistant Treasurer of Registrant on August 15, 1988. He was elected a Vice President and the Treasurer of Registrant on October 4, 1994. Mr. Hauman is the executive officer of Registrant responsible for Goodyear's worldwide treasury operations, risk management activities and pension asset management. Mr. Hauman has been an employee of Goodyear since 1968.


 RICHARD J. STEICHEN              VICE PRESIDENT                            52

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

 C. THOMAS HARVIE       VICE PRESIDENT AND GENERAL COUNSEL                  53

     Mr. Harvie joined Goodyear on July 1, 1995 as a Vice President and the General Counsel of Registrant. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995. Mr. Harvie had been employed by TRW Inc. for 20 years in various capacities in the TRW Inc. law department.

 LEE N. FIEDLER                   VICE PRESIDENT                            55

     Mr. Fiedler served in various chemical sales and marketing positions and managerial posts until October 1, 1989, when he was appointed Vice President and General Manager of the Company's Chemical Division. Mr. Fiedler served as President and Chief Executive Officer of The Kelly-Springfield Tire Company, formerly a wholly-owned subsidiary of Registrant from October 1, 1991 to December 31, 1995. Since January 1, 1996, he has served as the President of the Kelly-Springfield Division. He was elected a Vice President of Registrant on November 5, 1996 and is the executive officer of Registrant responsible for Kelly-brand and private-brand tire operations. Mr. Fiedler has been an employee of Goodyear since 1963.

 SYLVAIN G. VALENSI               VICE PRESIDENT                            54

     Mr. Valensi served in various finance, sales and marketing positions until 1985, when he was appointed Director of Sales and Marketing for the European region. In November 1993, he was named President and Chief Executive Officer of Goodyear France S.A., a wholly-owned subsidiary of Registrant. On February 1, 1996, Mr. Valensi was appointed Vice President of Goodyear's European region. On November 5, 1996, Mr. Valensi was elected a Vice President of Registrant and in that capacity serves as the executive officer of Registrant responsible for the Goodyear's operations in Europe, Africa and the Middle East. Mr. Valensi has been an employee of Goodyear since 1965.

 JOSEPH M. GINGO                  VICE PRESIDENT                            52


     Mr. Gingo served in various research and development and managerial posts until November 1, 1987, when he was appointed Vice President and General Manager of Goodyear's Aviation Products. He was elected a Vice President of Registrant effective November 1, 1992, serving in that capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until January 1, 1995, when he was appointed Vice President of Goodyear's Asia region. On November 5, 1996, Mr. Gingo was elected a Vice President of Registrant and in that capacity is the executive officer of Registrant responsible for Goodyear's operations in Asia. Mr. Gingo has been an employee of Goodyear since 1966.

      NAME                      POSITION(S) HELD                           AGE
    -------                     ------------------                        -----
 JOHN C. POLHEMUS                 VICE PRESIDENT                            52

      Mr. Polhemus served in various managerial positions in Goodyear's international operations until June 1, 1991, when he was appointed Managing Director and President of Goodyear do Brasil Produtos de Borracha Ltda, a wholly-owned subsidiary of Registrant. On April 10, 1995, Mr. Polhemus was appointed Vice President for the Latin America region. On November 5, 1996, Mr. Polhemus was elected a Vice President of Registrant and in that capacity he is the executive officer of Registrant responsible for Goodyear's Latin American operations. Mr. Polhemus has been an employee of Goodyear since 1969.

 TERRY L. PERSINGER               VICE PRESIDENT                            52

      Mr. Persinger joined Goodyear in 1966, serving in various research and development and managerial positions until May 16, 1989, when he was appointed Vice President and General Manager of the Polyester Division. He served in that capacity until December 1992, when the Polyester Division was sold to Shell Oil Company. Mr. Persinger left Goodyear and joined Shell at that time. He rejoined Goodyear effective January 1, 1995, when he was appointed Vice President and General Manager of Engineered Products. On November 5, 1996, Mr. Persinger was elected a Vice President of Registrant and serves in that capacity as the executive officer of Registrant responsible for Goodyear's Engineered Products operations.

 DENNIS E. DICK                   VICE PRESIDENT                            57

      Mr. Dick served in various research and development and production posts until elected a Vice President of Registrant on April 9, 1984, serving as the executive officer of Registrant responsible for Goodyear's technology management activities worldwide until October 1991, when he was appointed Vice President and General Manager of Goodyear's Chemical Division. On November 5, 1996, Mr. Dick was elected a Vice President of Registrant and in that capacity the executive officer of Registrant responsible for Goodyear's Chemical Division. Mr. Dick has been an employee of Goodyear since 1964.

 JOHN W. RICHARDSON               VICE PRESIDENT                            51

     Mr. Richardson served in various financial management posts until he was appointed General Manager and Finance Director of Goodyear Great Britain Limited on November 1, 1990. Mr. Richardson was appointed General Auditor of Goodyear on February 1, 1993, serving in that post until appointed Vice President and Comptroller on June 1, 1996. He was elected Vice President Corporate Finance of Registrant on November 5, 1996 and in that capacity is the principal accounting officer of Registrant. Mr. Richardson has been an employee of Goodyear since 1967.

 CLARK E. SPRANG                  VICE PRESIDENT                            54

     Mr. Sprang served in various financial posts until appointed Finance Director for Europe on July 1, 1990, serving in that post until September 1, 1993, when he was appointed Vice President Business Development. Mr. Sprang was elected a Vice President of Registrant on November 5, 1996 and in that capacity is the executive officer of Registrant responsible for Goodyear's business development activities. Mr. Sprang has been an employee of Goodyear since 1966.

      No family relationship exists between any of the above named executive officers or between said executive officers and any other director or nominee for director of Registrant.

      Each executive officer is elected by the Board of Directors at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 14, 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The principal market for Registrant's Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). Registrant's Common Stock is also listed on the Chicago Stock Exchange and The Pacific Stock Exchange. Overseas listings include the Amsterdam, Paris and Swiss Stock Exchanges.

      Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1996 and 1995 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 51, and is incorporated herein by specific reference. The first quarter 1997 cash dividend, paid on March 17, 1997 to shareholders of record at February 18, 1997, was $.28 per share.

      At February 18, 1997, there were 30,262 record holders of the 156,873,953 shares of the Common Stock of Registrant then outstanding. Approximately 8,304,069 shares of the Common Stock of Registrant were beneficially owned by approximately 35,815 participants in four Employee Savings Plans sponsored by the Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE) .........       1996            1995         1994         1993         1992
                                            -----------      -----------  -----------  -----------  -----------
Net Sales ...............................     $13,112.8       $13,165.9    $12,288.2    $11,643.4     $11,784.9
Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes ....................         101.7           611.0        567.0        488.7         367.3
Extraordinary Items --
  Early Extinguishment of Debt ..........            --              --           --        (14.6)        (15.3)
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits ...............            --              --           --        (86.3)           --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits ...............            --              --           --           --      (1,065.7)
Cumulative Effect of Change in
  Accounting for Income Taxes ...........            --              --           --           --          55.1
                                              ---------       ---------    ---------    ---------     ---------
Net Income (loss) .......................     $   101.7       $   611.0    $   567.0    $   387.8     $  (658.6)
                                              =========       =========    =========    =========     =========
Per Share of Common Stock:
Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes ...................      $     .66       $    4.02    $    3.75    $    3.33     $    2.57
Extraordinary Items--
  Early Extinguishment of Debt .........             --              --           --         (.10)         (.11)
Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits ..............             --              --           --         (.59)           --
Transition Effect of Change in
  Accounting for Non-pension
  Postretirement Benefits ..............             --              --           --           --         (7.46)
Cumulative Effect of Change in
  Accounting for Income Taxes ..........             --              --           --           --           .39
                                              ---------       ---------    ---------    ---------      --------
Net Income (loss)                             $     .66       $    4.02    $    3.75    $    2.64     $   (4.61)
                                              =========       =========    =========    =========     =========

Dividends Per Share ...................       $    1.03       $     .95    $     .75    $    .575     $    .275
Total Assets ..........................       $ 9,671.8       $ 9,789.6    $ 9,123.3    $ 8,436.1     $ 8,563.7
Long Term Debt and Capital
  Leases ..............................       $ 1,132.2       $ 1,320.0    $ 1,108.7    $ 1,065.9     $ 1,471.1
Shareholders' Equity ..................       $ 3,279.1       $ 3,281.7    $ 2,803.2    $ 2,300.8     $ 1,930.3

NOTES:     (1)  See "Principles of Consolidation" at Note 1 ("Accounting Policies") to the Financial Statements
                at page 35.

           (2)  Per share amounts reflect the two-for-one split of the Company's Common Stock, distributed on
                May 4, 1993 in the form of a dividend of one share of Common Stock on each share of Common
                Stock outstanding at the close of business on April 30, 1993.

           (3)  Net Income in 1996 included net after-tax charges of $573.0 million, or $3.69 per share, for the writedown of the All American Pipeline System and related assets and other rationalizations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

     Sales in 1996 were $13.11 billion, decreasing slightly from $13.17 billion in 1995 but increasing 6.7% from $12.29 billion in 1994.

      Net income in 1996 was $101.7 million or $.66 per share, compared to $611.0 million or $4.02 per share in 1995 and $567.0 million or $3.75 per share in 1994. Net income in 1996 included net after-tax charges of $573.0 million or $3.69 per share related to the writedown of the All American Pipeline System and related assets and other rationalization actions, as discussed below.

      Worldwide tire unit sales were 5.4% higher than 1995 and 5.0% higher than 1994, and sales of other automotive and industrial rubber products were higher in both 1996 and 1995. Tire unit sales in 1996 rose on higher volume in Europe and Asia, although original equipment volume decreased in North America and Latin America. In 1995, tire unit sales reflected higher original equipment volume, primarily in Europe, but were adversely affected by lower replacement auto market volume in the U.S.

      Revenues in 1996 decreased despite higher tire unit sales, due primarily to continued competitive pricing pressures worldwide and the strengthening of the U.S. dollar in 1996 versus various foreign currencies. Competitive pricing pressures are expected to continue worldwide during 1997. Revenues in 1995 increased due to higher average selling prices and the favorable impact of the strengthening of European currencies in 1995 versus the U.S. dollar.

      Cost of goods sold in 1996 was 76.5% of sales, compared to 76.7% in 1995 and 75.5% in 1994. Raw material costs in 1996 decreased from the level reached after 1995's significant increase in natural rubber prices, and worldwide raw material costs are not expected to increase significantly in 1997. Labor costs increased in both 1996 and 1995, due in part to the 1994 U.S. wage agreements which provided for wage and benefit improvements. Future labor costs are uncertain due to the expiration of these agreements in 1997. Manufacturing costs in 1996 and 1995 benefited from efficiencies achieved as a result of ongoing cost containment measures, but were adversely affected in 1996 by lower levels of capacity utilization resulting from reductions in production schedules in North America and Europe to align inventory with market requirements.

      The Company's research and development expenditures, all of which were included in cost of sales, were $374.5 million, $369.3 million and $341.3 million in 1996, 1995 and 1994, respectively. Research and development expenditures in 1997 are expected to approximate 1996 levels.

     Selling, administrative and general expense (SAG) in 1996 was 14.4% of sales, compared to 14.7% in 1995 and 15.9% in 1994. The improvement as a percent to sales in each year reflected lower employment levels which reduced compensation and benefit costs in the U.S., and the benefits of ongoing cost containment measures.

      In December 1996, industry developments occurred indicating that the quantities of off-shore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result, management determined that the future cash flows expected to be generated by the System would be less than its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.21 per share).

      Other rationalization actions undertaken in 1996 to reduce costs and focus on the core tire and general products businesses included the closure of the Greece tire manufacturing facility, the discontinuance of PVC production at Niagara Falls, New York, and other worldwide consolidations and workforce reductions. Charges related to these actions totaled $148.5 million ($95.3 million after tax or $.62 per share).

      Additionally in 1996, the Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

      Other income and expense in 1996 and 1995 reflected lower interest income compared to 1994, which resulted in substantial part from lower levels of time deposits and lower inflation and interest rates in Brazil.

      Foreign currency exchange expense in 1996 was $7.4 million, compared to $17.4 million in 1995 and $77.6 million in 1994. The improvement in 1996 reflected the strengthening of the U.S. dollar versus various European currencies, and in 1995 resulted primarily from the effects of Brazil's inflation control plan.

      The Company's effective tax rate was 12.5%, 32.7% and 33.6% in 1996, 1995 and 1994, respectively. The substantial reduction in 1996 was caused primarily by the writedown of the All American Pipeline System and related assets. Additionally, each year reflected the effect of foreign rate benefits. For further information, refer to the note to the financial statements No. 15, Income Taxes.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides new accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities, and is effective for transactions occurring after December 31, 1996. The Company's current sale of receivables program conforms to the requirements of this statement. Accordingly, the adoption of this statement is not expected to affect the Company's results of operations, financial position or liquidity.

      The Company early adopted in 1996 the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Accounting for Environmental Remediation Liabilities." This statement provides guidance on accounting issues present in the recognition, measurement, display and disclosure of these liabilities, and is effective for fiscal years beginning after December 15, 1996. The adoption of this statement did not affect the Company's results of operations, financial position or liquidity.

SEGMENT INFORMATION

      Segment operating income was $366.4 million, $1,221.1 million and $1,193.3 million and segment operating margin was 2.8%, 9.3% and 9.7% of sales in 1996, 1995 and 1994, respectively. Segment operating income in 1996 included the previously mentioned charges of $755.6 million related to the asset writedown and $158.7 million related to workforce reductions, consolidation of operations and the closure and sale of manufacturing facilities.

INDUSTRY SEGMENTS

TIRES

     Sales in 1996 were $11.20 billion, decreasing slightly from $11.26 billion in 1995 but increasing 6.6% from $10.51 billion in 1994.

      Revenues decreased in 1996 despite higher tire unit sales, due primarily to reduced unit sales to original equipment vehicle manufacturers in North America and Latin America, competitive pricing pressures worldwide and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Additionally, revenues were adversely affected by lower sales in natural rubber operations due to lower market prices, and lower service and other sales at Company-owned retail outlets. Revenues in 1995 increased due to higher average selling prices and the favorable impact of the strengthening of currencies in Europe versus the dollar.

      The following table presents changes in tire unit sales:

                   INCREASE (DECREASE) IN COMPANY TIRE UNIT SALES FOR THE YEAR

                                                    1996 vs. 1995           1995 vs. 1994
                  -------------------------------------------------------------------------
                  U.S.                                   (.7)%                 (3.3)%
                  International                         12.6                    3.3
                  Worldwide                              5.4                    (.4)
                  --------------------------------------------------------------------------


      Unit sales in the U.S. decreased in 1996 due to lower original equipment unit volume, although replacement unit sales increased. International unit sales reflected year-to-year improvement in 1996 and 1995 in both the original equipment and replacement markets. Both original equipment and replacement unit sales in the U.S. in 1995 were lower compared to 1994.

      Operating income in 1996 of $893.3 million decreased 10.7% from $1,000.2 million in 1995 and 11.6% from $1,010.6 million in 1994. Operating income in 1996 included $131.9 million of rationalization charges.

      Operating income in 1996 was favorably impacted by higher tire unit sales, lower raw material costs and lower SAG, but was adversely affected by lower revenues and increased costs resulting from lower levels of capacity utilization to reduce inventory. In 1995, operating income decreased despite pricing improvements, due primarily to higher raw material and labor costs, competitive market conditions and lower interest income in Brazil.

GENERAL PRODUCTS

      Sales in 1996 of $1.78 billion were unchanged from 1995 but increased 4.7% from $1.70 billion in 1994.

     Sales in engineered products increased in 1996 on higher unit volume of automotive and industrial rubber products and the acquisition of a lightweight conveyor belting manufacturer, and were higher in 1995 due primarily to pricing improvements and increased demand from original equipment manufacturers. Sales in chemical products decreased in 1996 due to lower selling prices and reduced volume, but were higher in 1995 due to pricing improvements.

      Operating income in 1996 of $162.9 million decreased 1.6% from $165.6 million in 1995 and 4.7% from $170.9 million in 1994. Operating income in 1996 included $26.8 million of rationalization charges.

      Operating income in engineered products increased in 1996 despite $15.2 million of rationalization charges, due primarily to higher unit volume and ongoing cost containment measures. Engineered products operating income decreased in 1995 compared to 1994 due to higher raw material and labor costs and lower interest income in Brazil. Operating income in chemical products decreased in 1996 due primarily to $11.6 million of rationalization charges, but was favor-ably affected by lower raw material prices. Chemical operating income increased in 1995 compared to 1994 due to pricing improvements.

OIL TRANSPORTATION

      Sales in 1996 were $127.2 million, compared to $126.8 million in 1995 and $79.1 million in 1994. Sales for this segment consist of tariffs charged by the All American Pipeline System (the System) and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities.

      An operating loss of $689.8 million was recorded in 1996, compared to operating income of $55.3 million in 1995 and $11.8 million in 1994. The operating loss in 1996 was due to a charge of $755.6 million resulting from the previously discussed writedown of the carrying value of the System and related assets.

      Sales increased and operating income was favorably affected in 1996 by improved results in crude oil purchasing, selling and exchanging activities, which resulted in part from higher market prices. Results in 1995 improved due primarily to higher throughput and tariff revenues, which resulted from an increased percentage of crude oil being transferred to Central Texas for delivery to refineries in the Mid-Continent region and along the Texas Gulf Coast. Operating income in 1995 included a charge of $5.0 million for the writedown of surplus construction pipe, material and equipment.

      It is anticipated that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future will be significantly lower than previously anticipated.

      Acquisition costs associated with gathering, purchasing and selling activities amounted to $808 million, $496 million and $598 million in 1996, 1995 and 1994, respectively. Crude oil purchasing and selling activities increased in 1996, due primarily to higher prices and other market conditions.


GEOGRAPHIC SEGMENTS

U.S. OPERATIONS

     U.S. sales in 1996 were $7.01 billion, decreasing 3.3% from $7.25 billion in 1995 and 1.7% from $7.13 billion in 1994.

      Sales decreased in 1996 due primarily to reduced unit sales to original equipment vehicle manufacturers and competitive tire pricing pressures in the replacement market. Sales of engineered products increased in 1996, although sales of chemical products in the period were lower. Sales in 1995 increased due primarily to higher average selling prices in tires, increased throughput and higher average tariffs in the All American Pipeline System and improved pricing and volume in engineered and chemical products.

[Graph]

U.S. OPERATIONS PERCENT OF CONSOLIDATED SALES

          1994      58.0%
          1995      55.1%
          1996      53.5%

      An operating loss of $296.7 million was recorded in 1996, compared to operating income of $543.9 million in 1995 and $591.5 million in 1994. Operating income in 1996 included charges of $845.3 million related to the writedown of the All American Pipeline System and other rationalization charges.

      Operating income in 1996 was adversely affected by lower original equipment tire unit sales and pricing pressures in the replacement tire market, but was favorably impacted by improved volume in engineered products, lower raw material costs, lower SAG and improved trading results in oil transportation activities. Operating income in 1995 decreased due primarily to increased raw material and labor costs and competitive conditions in the tire market.

INTERNATIONAL OPERATIONS

      International sales in 1996 were $6.1 billion, increasing 3.2% from $5.9 billion in 1995 and 18.3% from $5.2 billion in 1994. International operating income in 1996 was $663.1 million, decreasing 2.1% from $677.2 million in 1995 but increasing 10.2% from $601.8 million in 1994. Operating income in 1996 included $69.0 million of rationalization charges.

      In Europe, sales in 1996 of $3.1 billion increased 7.2% from $2.9 billion in 1995 and 34.2% from $2.3 billion in 1994. Operating income in 1996 was $302.0 million, decreasing 4.8% from $317.2 million in 1995 but increasing 42.5% from $212.0 million in 1994. Operating income in 1996 included $29.4 million of rationalization charges.

      Sales in Europe increased in 1996 due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland, but were adversely affected by competitive pricing pressures and the strengthening of the U.S. dollar versus European currencies. Sales increased in 1995 due to pricing improvements, the effects of currency translations and higher tire unit sales.

[Graph]

INTERNATIONAL OPERATIONS PERCENT
OF CONSOLIDATED SALES


     1994      42.0%
     1995      44.9%
     1996      46.5%

     Operating income in Europe decreased in 1996 due to the previously mentioned ratio nalization charges, but was favorably affected by increased revenues, lower raw material costs, and productivity improvements. Operating income increased in 1995 due to increased revenues, high levels of capacity utilization and improved productivity, although raw material costs were higher.

      In Latin America, sales in 1996 were $1.53 billion, compared to $1.54 billion in 1995 and $1.51 billion in 1994. Operating income in 1996 was $246.0 million, increasing 2.9% from $238.8 million in 1995 but decreasing 11.6% from $278.2 million in 1994. Operating income in 1996 was reduced by $24.0 million of rationalization charges, and also included costs totaling $6.5 million related to improvements in manufacturing efficiencies.

      Sales in Latin America decreased slightly in 1996, reflecting competitive pricing pressures and unchanged tire unit sales. Sales increased in 1995 due primarily to pricing improvements.

      Operating income in Latin America increased in 1996 due primarily to lower raw material costs and improved productivity. Operating income in 1995 decreased due to increased raw material and labor costs and lower interest income.

      In Asia, sales in 1996 of $845.4 million increased 1.5% from $833.2 million in 1995 and 18.8% from $711.6 million in 1994. Operating income in Asia in 1996 was $99.3 million, increasing 10.2% from $90.1 million in 1995 and 22.1% from $81.3 million in 1994.

      Sales in Asia increased in 1996 due primarily to higher tire unit sales, but were adversely affected by competitive pricing pressures, lower price levels realized by the natural rubber operations and the strengthening of the U.S. dollar versus Asian currencies. Sales increased in 1995 due primarily to high market price levels for natural rubber and higher tire unit sales and pricing.

      Operating income in Asia increased in 1996 due to lower raw material costs and improved productivity. Operating income increased in 1995 due to increased revenues and improved productivity, although raw material costs were higher.

      In Canada, sales in 1996 of $670.2 million decreased 2.4% from $686.5 million in 1995 but increased 2.5% from $653.8 million in 1994. Operating income for 1996 of $15.8 million decreased 49.2% from $31.1 million in 1995 and 47.8% from $30.3 million in 1994. Operating income in 1996 was reduced by $13.8 million of rationalization charges.

      Sales in Canada decreased in 1996 due primarily to lower tire unit sales volume. Operating income decreased in 1996 due primarily to the previously mentioned rationalization charges. Sales and operating income increased in 1995 due primarily to improved pricing and mix and higher unit sales of engineered products, although raw material costs were higher.

     For further information relating to industry and geographic segments, refer to the note to the financial statements No. 17, Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities increased to $897.5 million in 1996 from $652.8 million in 1995, due primarily to reduced cash outflows for inventory made possible by production rationalizations to align inventory with market requirements, and lower levels of pension funding. Working capital requirements for accounts receivable increased, reflecting a worldwide shift in sales mix towards replacement tires.

      Cash used in investing activities was $690.9 million during 1996. Capital expenditures were $617.5 million, of which amount $356.7 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to total $675 million in 1997. At December 31, 1996, the Company had binding commitments for land, buildings and equipment of $119.9 million.

       (In millions)                     1996      1995      1994
       ----------------------------------------------------------
       Capital Expenditures            $617.5    $615.6    $523.0
       Depreciation                     460.8     434.9     410.3
       ----------------------------------------------------------

      Other investing activities in 1996 included the purchase of tire manufacturing assets in the Philippines, the acquisition of a lightweight conveyor belting manufacturer in the United States and an investment in a retail tire chain in Sweden. Additionally, in January 1997 the Company acquired a 60% ownership interest in a South African tire manufacturing and distribution operation for $92.4 million.

[Graph]

CAPITAL EXPENDITURES
  (in millions)
1994      $523.0
1995      $615.6
1996      $617.5

      Cash used in financing activities was $206.8 million during 1996. Debt levels decreased, reflecting in part the increased cash provided by operating activities.


          (Dollars in millions)             1996      1995      1994
          -----------------------------------------------------------
          Consolidated Debt             $1,376.7  $1,546.7  $1,335.6
          -----------------------------------------------------------
          Debt/Debt+Equity                  29.6%     32.0%     32.3%
          -----------------------------------------------------------



      The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1996, the interest rate on 62% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 56% at December 31, 1995.




     Contracts in place and related weighted average interest rates follow:



                                           FIXED RATE   FLOATING RATE
        (Dollars in millions)               CONTRACTS     CONTRACTS
        ------------------------------------------------------------
        December 31, 1996:
         Notional principal amount             $275.0       $110.0
         Pay fixed rate                          8.00%          --
         Receive variable LIBOR                  5.63           --
         Pay variable LIBOR                        --         5.57%
         Receive fixed rate                        --         6.24
         Average years to maturity               1.87         6.67
         Fair value: unfavorable               $ (3.0)      $  (.9)
         Average rate paid during the year       8.85%        5.52%
         Average rate received during the year   5.66         6.41
        -------------------------------------------------------------


      Current market pricing models were used to estimate the fair values of interest rate swap contracts. The fair value of the fixed rate contracts improved from $11.3 million unfavorable at December 31, 1995, due primarily to the absence of contracts which matured in 1996. The Company estimates that a 100 basis point decrease in interest rates at December 31, 1996 would have adversely affected the fair value of the fixed rate contracts by $3.6 million and improved the fair value of the floating rate contracts by $5.4 million at that date.

      Throughout 1996, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1996 and 1995, the outstanding balance of receivables sold under these agreements amounted to $550 million.

      Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 1996, there were worldwide credit sources totaling $3.48 billion, of which $2.10 billion or 60% were unused. In addition, during 1996 the Company initiated a new commercial paper program, whereunder the Company may have outstanding up to $550 million at any time.

      The Company amended two existing credit facility agreements in 1996, and now is a party to two credit facility agreements with 28 domestic and international banks, consisting of a $900 million five year revolving credit facility and a $300 million 364-day revolving credit facility. The $900 million five year revolving credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment and a usage fee of 15 to 30 basis points on amounts borrowed. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 14, 1997, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays currently a commitment fee of 8 basis points on the entire amount of the commitment and would pay a usage fee of 22 basis points on amounts borrowed. There were no borrowings outstanding under these agreements at December 31, 1996.

     For further discussion of financing activities, refer to the note to the financial statements No. 7, Financing Arrangements and Financial Instruments.

      The Company's domestic pension funding practice since 1993 has been to fund, from operations, amounts in excess of the requirements of federal laws and regulations. During the four years ended December 31, 1996, the Company funded a total of $646.3 million, resulting in the major domestic pension plans being fully funded at that date.

     For further discussion of pensions, refer to the note to the financial statements No. 11, Pensions.

      Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated cash requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX

        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----

Report of Independent Accountants .................................        30
Consolidated Statement of Income -- years ended
  December 31, 1996, 1995 and 1994 ................................        31
Consolidated Balance Sheet-- December 31, 1996 and 1995 ...........        32
Consolidated Statement of Shareholders' Equity -- years ended
  December 31, 1996, 1995 and 1994 ................................        33
Consolidated Statement of Cash Flows -- years ended
  December 31, 1996, 1995 and 1994 ................................        34
Notes to Financial Statements .....................................        35
Supplementary Data (unaudited) ....................................        51
Financial Statement Schedules .....................................       FS-1



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

      In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

Cleveland, Ohio
February 3, 1997

CONSOLIDATED STATEMENT OF INCOME
--------------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

(Dollars in millions, except per share)
Year Ended December 31,                                           1996              1995              1994
----------------------------------------------------------------------------------------------------------
 Net Sales                                                   $13,112.8         $13,165.9         $12,288.2

 Cost of Goods Sold                                           10,026.7          10,093.6           9,271.4
 Selling, Administrative and General Expense                   1,890.1           1,936.9           1,958.2
 Asset Writedown and Other Rationalizations (Note 2)             872.0                --                --
 Interest Expense (Note 13)                                      128.6             135.0             129.4
 Other (Income) and Expense (Note 3)                              22.6              21.0             (37.9)
 Foreign Currency Exchange                                         7.4              17.4              77.6
 Minority Interest in Net Income of Subsidiaries                  43.1              36.2              23.8
----------------------------------------------------------------------------------------------------------

 Income before Income Taxes                                      122.3             925.8             865.7

 United States and Foreign Taxes on Income (Note 15)              20.6             314.8             298.7
----------------------------------------------------------------------------------------------------------
 Net Income                                                  $   101.7         $   611.0         $   567.0
==========================================================================================================

----------------------------------------------------------------------------------------------------------
 Net Income Per Share                                        $     .66         $    4.02         $    3.75
==========================================================================================================

 Average Shares Outstanding                                155,051,802       152,118,861       151,203,885
==========================================================================================================

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED BALANCE SHEET
--------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


(Dollars in millions)
December 31,                                                    1996         1995
---------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                               $   238.5    $   268.3
   Accounts and notes receivable (Note 4)                    1,706.0      1,615.0
   Inventories (Note 5)                                      1,774.2      1,765.2
   Prepaid expenses and other current assets                   306.3        193.1
---------------------------------------------------------------------------------
     Total Current Assets                                    4,025.0      3,841.6

Investments in Affiliates, at equity                           140.3        183.8
Long Term Accounts and Notes Receivable                        216.2        252.0
Deferred Charges                                             1,059.4        793.3
Other Assets                                                   163.0        157.7

Properties and Plants (Note 6)                               4,067.9      4,561.2

---------------------------------------------------------------------------------
     Total Assets                                          $ 9,671.8    $ 9,789.6
 ================================================================================

LIABILITIES
Current Liabilities:
   Accounts payable-- trade                                $ 1,096.7    $ 1,170.7
   Compensation and benefits                                   742.5        711.9
   Other current liabilities                                   300.4        263.9
   United States and foreign taxes                             382.1        363.1
   Notes payable to banks (Note 7A)                            218.1        211.1
   Long term debt due within one year                           26.4         15.6
---------------------------------------------------------------------------------
     Total Current Liabilities                               2,766.2      2,736.3

Long Term Debt (Note 7B)                                     1,132.2      1,320.0
Compensation and Benefits                                    1,988.1      1,976.5
Other Long Term Liabilities                                    264.9        312.2
Minority Equity in Subsidiaries                                241.3        162.9
---------------------------------------------------------------------------------
     Total Liabilities                                       6,392.7      6,507.9

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   Authorized, 50,000,000 shares, unissued                        --           --
Common Stock, no par value:
   Authorized, 300,000,000 shares
   Outstanding shares, 156,049,974 (153,524,311 in 1995)       156.1        153.5
Capital Surplus                                              1,059.4        975.2
Retained Earnings                                            2,603.0      2,661.0
Foreign Currency Translation and Other Adjustments            (539.4)      (508.0)
 --------------------------------------------------------------------------------
     Total Shareholders' Equity                              3,279.1      3,281.7
---------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity            $ 9,671.8    $ 9,789.6
 ================================================================================

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

                                                                                            Foreign     Minimum
                                                        Common Stock                        Currency    Pension      Total
                                                  ----------------------  Capital  Retained Translation Liability  Shareholders'
(Dollars in millions, except per share)              Shares       Amount  Surplus  Earnings Adjustment Adjustment    Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993
  (after deducting 45,163,138 treasury shares)     150,515,374   $  150.5   $  878.0  $ 1,740.9  $ (422.4) $ (46.2)   $  2,300.8
    Net income for 1994                                                                   567.0                            567.0
     Cash dividends 1994 -- $.75 per share                                               (113.4)                          (113.4)
     Common stock issued (including
       891,911 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                            96,691          .1       3.5                                         3.6
       Stock compensation plans                        795,220          .8      37.0                                        37.8
     Foreign currency translation adjustment                                                           .7                     .7
     Minimum pension liability adjustment                                                                      6.7           6.7
--------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1994
   (after deducting 44,271,227 treasury shares)    151,407,285      151.4      918.5    2,194.5    (421.7)   (39.5)      2,803.2
     Net income for 1995                                                                  611.0                            611.0
     Cash dividends 1995 -- $.95 per share                                               (144.5)                          (144.5)
     Common stock issued (including
       2,116,870 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                           105,028         .1        4.2                                         4.3
       Stock compensation plans                      2,011,998        2.0       52.5                                        54.5
     Foreign currency translation adjustment                                                        (60.0)                 (60.0)
     Minimum pension liability adjustment                                                                     13.2          13.2
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1995
   (after deducting 42,154,357 treasury shares)    153,524,311      153.5      975.2    2,661.0    (481.7)   (26.3)      3,281.7
     Net income for 1996                                                                  101.7                            101.7
     Cash dividends 1996 -- $1.03 per share                                              (159.7)                          (159.7)
     Common stock issued (including
       2,525,663 treasury shares):
       Dividend Reinvestment and
         Stock Purchase Plan                            91,310         .1        4.3                                         4.4
       Stock compensation plans                      2,434,353        2.5       79.9                                        82.4
     Foreign currency translation adjustment                                                        (26.7)                 (26.7)
     Minimum pension liability adjustment                                                                     (4.7)         (4.7)
--------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1996
   (after deducting 39,628,694 treasury shares)    156,049,974   $  156.1   $1,059.4  $ 2,603.0  $ (508.4) $ (31.0)   $  3,279.1
================================================================================================================================






The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


(Dollars in millions)
Year Ended December 31,                                            1996       1995       1994
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $ 101.7    $ 611.0    $ 567.0
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                 460.8      434.9      410.3
     Deferred tax provision                                      (238.5)      58.0       99.8
     Asset writedown                                              755.6         --         --
     Rationalizations and other provisions                        110.0         --         --
     Asset sales                                                  (32.1)        --         --
     Accounts and notes receivable                               (106.2)     (84.4)    (192.4)
     Inventories                                                   (5.5)    (344.3)     (63.9)
     Accounts payable-- trade                                     (66.3)     159.5      139.7
     Domestic pension funding                                     (72.8)    (252.5)    (238.8)
     Other assets and liabilities                                  (9.2)      70.6       42.9
---------------------------------------------------------------------------------------------
       Total adjustments                                          795.8       41.8      197.6
---------------------------------------------------------------------------------------------
     Cash provided by operating activities                        897.5      652.8      764.6

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (617.5)    (615.6)    (523.0)
   Short term securities acquired                                 (97.2)     (30.6)    (287.1)
   Short term securities redeemed                                  86.2       41.4      310.6
   Asset dispositions                                              45.9        8.9       19.0
   Other transactions                                            (108.3)     (88.1)     (15.7)
---------------------------------------------------------------------------------------------
     Cash used in investing activities                           (690.9)    (684.0)    (496.2)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term debt incurred                                       195.5      542.3      385.6
   Short term debt paid                                          (606.6)    (414.3)    (395.7)
   Long term debt incurred                                        312.4      141.5       52.9
   Long term debt and capital leases paid                         (35.2)    (101.0)    (166.4)
   Common stock issued                                             86.8       58.8       41.4
   Dividends paid                                                (159.7)    (144.5)    (113.4)
---------------------------------------------------------------------------------------------
     Cash provided by (used in) financing activities             (206.8)      82.8     (195.6)

 Effect of Exchange Rate Changes on Cash and Cash Equivalents     (29.6)     (34.2)     (10.4)
---------------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (29.8)      17.4       62.4
 Cash and Cash Equivalents at Beginning of the Period             268.3      250.9      188.5
---------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $ 238.5    $ 268.3    $ 250.9
=============================================================================================

Information about Noncash Investing Activities--In 1995 the Company acquired, for cash, 32.7% of the outstanding shares of a Polish tire manufacturer from the Polish government and agreed to purchase original issue shares. The investment was accounted for using the equity method. In 1996, the Company purchased original issue shares of this tire manufacturer, bringing its ownership to 50.8%. This investment is now accounted for as a consolidated subsidiary. Information in the Consolidated Statement of Cash Flows is presented net of the effects of the consolidation.

The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 1. ACCOUNTING POLICIES

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

      The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

Revenue Recognition

Substantially all revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts. In conformance with oil industry practice, revenues resulting from sales of crude oil purchased from third parties are recognized net of the related acquisition costs.

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

Inventory Pricing

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost method for other inventories. Refer to Note 5.

Properties and Plants

Properties and plants are stated at cost, with the exception of the All American Pipeline System and related assets, which are stated at fair value as of December 31, 1996. Depreciation is computed using the straight line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 6.

Derivative Financial Instruments

Derivative financial instrument contracts are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

      To qualify for hedge accounting, the terms of the contracts must result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities.

      Interest Rate Contracts--The differentials to be received or paid are recognized in income over the life of the contracts as adjustments to Interest Expense.

      Foreign Exchange Contracts--Gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as exchange rates change as Foreign Currency Exchange. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in Shareholders' Equity as exchange rates change as Foreign Currency Translation Adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until included in the measurement of the related foreign currency transaction.

      Gains and losses on terminations of hedge contracts are recognized as Other (Income) and Expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as Prepaid Expenses or Deferred Charges and amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Derivative financial instruments that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are marked-to-market, with gains and losses recognized in income as Other (Income) and Expense. Refer to Note 7.

Stock-Based Compensation

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company's stock at the end of the period. Refer to Note 9.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


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

Environmental Cleanup Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 18.

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

Use of Estimates

The preparation of financial statements in conformity accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Per Share of Common Stock

Per share amounts have been computed based on the average number of common shares outstanding.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1996 presentation.

NOTE 2. ASSET WRITEDOWN AND OTHER
RATIONALIZATIONS

 (In millions)                             1996       1995   1994
-----------------------------------------------------------------
 Asset writedown                        $ 755.6        $--    $--
 Rationalizations and other provisions    148.5         --     --
 Asset sales                              (32.1)        --     --
-----------------------------------------------------------------
                                        $ 872.0        $--    $--
=================================================================

Asset writedown--In December 1996, industry developments occurred indicating that the quantities of off-shore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result, management determined that the future cash flows expected to be generated by the System would be less than its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.21 per share).

      Rationalizations and other provisions--As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.62 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. At December 31, 1996 the remaining balance of these provisions totaled $110.0 million and was recorded in Current Liabilities.

      Asset sales--During 1996 the Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 3. OTHER (INCOME) AND EXPENSE

 (In millions)                     1996       1995      1994
--------------------------------------------------------------------------------
 Interest income                 $(28.5)    $(27.3)   $(76.3)
 Financing fees and
   financial instruments           39.7       48.3      38.4
 Miscellaneous                     11.4         --        --
--------------------------------------------------------------------------------
                                 $ 22.6    $  21.0    $(37.9)
================================================================================

Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Europe, pending remittance or reinvestment in the region. Interest income decreased in 1995 due primarily to lower levels of deposits in Latin America and the effects of the Real plan in Brazil, an economic plan designed to reduce inflation.

   Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 4.


NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

 (In millions)                                1996      1995
--------------------------------------------------------------------------------
 Accounts and notes receivable            $1,764.1    $1,671.2
 Allowance for doubtful accounts             (58.1)      (56.2)
--------------------------------------------------------------------------------
                                          $1,706.0    $1,615.0
================================================================================

Throughout the year, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. At December 31, 1996 and 1995, the level of net proceeds from sales under the program was $550 million. The balance of the uncollected portion of receivables sold under that and other agreements was $569.9 million and $566.4 million at December 31, 1996 and 1995, respectively. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense.


NOTE 5. INVENTORIES

 (In millions)                             1996          1995
--------------------------------------------------------------
 Raw materials and supplies             $  288.4      $  309.8
 Work in process                            77.2          75.4
 Finished product                        1,408.6       1,380.0
--------------------------------------------------------------
                                        $1,774.2      $1,765.2
===============================================================

The cost of inventories using the last-in, first-out (LIFO) method (approximately 37.6% of consolidated inventories in 1996 and 41.1% in 1995) was less than the approximate current cost of inventories by $406.9 million at December 31, 1996 and $425.9 million at December 31, 1995.

NOTE 6.PROPERTIES AND PLANTS

                                                          1996                             1995
---------------------------------------------------------------------------------------------------------
                                                         Capital                         Capital
 (In millions)                                  Owned    Leases     Total       Owned    Leases     Total
---------------------------------------------------------------------------------------------------------
 Properties and plants, at cost:
   Land and improvements                     $  308.2    $  3.7  $  311.9   $   302.1   $   3.7  $  305.8
   Buildings and improvements                 1,331.5      37.3   1,368.8     1,277.9      39.2   1,317.1
   Machinery and equipment                    6,251.4      58.8   6,310.2     5,785.7      58.2   5,843.9
   Pipeline                                     503.1        --     503.1     1,429.4        --   1,429.4
   Construction in progress                     509.7        --     509.7       453.7        --     453.7
---------------------------------------------------------------------------------------------------------
                                              8,903.9      99.8   9,003.7     9,248.8     101.1   9,349.9
 Accumulated depreciation                    (4,856.0)    (79.8) (4,935.8)   (4,711.1)    (77.6) (4,788.7)
---------------------------------------------------------------------------------------------------------
                                             $4,047.9    $ 20.0 $ 4,067.9   $ 4,537.7   $  23.5  $4,561.2
==========================================================================================================

The All American Pipeline System and related assets were written down to fair value at December 31, 1996. Refer to Note 2.

   The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 18 years; machinery and equipment, 11 years; pipeline, 37 years.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 7. FINANCING ARRANGEMENTS
AND FINANCIAL INSTRUMENTS

A. Short Term Debt and Financing Arrangements

At December 31, 1996, the Company had short term uncommitted credit arrangements totaling $1.33 billion, of which $.90 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements. In addition, a new commercial paper program was initiated in 1996, whereunder the Company may have up to $550 million at any one time outstanding. No commercial paper was outstanding at December 31, 1996.

   A short term credit facility agreement is available whereunder the Company may from time to time borrow and have outstanding until December 31, 1997 up to U.S. $50 million at any one time with an international bank. Under the terms of the agreement, the Company may repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available European and Asian currencies. Borrowings are discounted at rates equivalent to 12.5 basis points over a three month reserve adjusted LIBOR. A commitment fee of 8 basis points is paid on the $50 million commitment (whether or not borrowed). There were no borrowings outstanding under this agreement at December 31, 1996. The average amount outstanding under a similar agreement during 1996 was $25 million.

   The Company had outstanding short term debt amounting to $428.1 million at December 31, 1996. Domestic short term debt represented $210.0 million of this total with a weighted average interest rate of 6.46% at December 31, 1996, and was reclassified o long term, as discussed below. The remaining $218.1 million was short term debt of international subsidiaries with a weighted average interest rate of 6.68% at December 31, 1996.

B. Long Term Debt and Financing Arrangements

At December 31, 1996, the Company had long term credit arrangements totaling $2.15 billion, of which $1.20 billion were unused.

   The following table presents long term debt and capital leases at December
31:


 (In millions)                                1996      1995
--------------------------------------------------------------------
 Promissory notes:
   12.15% due 1997 - 2000                 $   10.0  $   20.0
   10.26% due 1999                           118.4     118.4
 Swiss franc bonds:
   5.375% due 2000                           124.0     145.5
   5.375% due 2006                           116.8     137.2
 6 5/8% Notes due 2006                       249.0        --
 Bank term loans due 1997 - 2001             218.0     168.0
 Other domestic debt                         210.0     653.3
 International subsidiary debt                98.5      77.5
--------------------------------------------------------------------
                                           1,144.7   1,319.9
 Capital lease obligations                    13.9      15.7
--------------------------------------------------------------------
                                           1,158.6   1,335.6
 Less portion due within one year             26.4      15.6
--------------------------------------------------------------------
 Long term debt and capital leases        $1,132.2  $1,320.0
====================================================================

At December 31, 1996, the fair value of the Company's long term debt amounted to $1,174.9 million, compared to the carrying amount of $1,144.7 million ($1,349.8 million and $1,319.9 million, respectively, at December 31, 1995). The difference was attributable primarily to the promissory notes and the Swiss franc bonds in both 1996 and 1995. The fair value was estimated using quoted market prices or discounted future cash flows.

     The interest rate on the 10.26% promissory notes due 1999 has been modified by floating interest rate swap contracts with notional amounts totaling $50 million.

     In order to reduce exposure to the effects of changing exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Swiss franc bonds were completely hedged by foreign currency exchange agreements at December 31, 1996 and 1995. The Company is entitled to purchase Swiss francs at fixed contract rates as described in the table below. The effect of market fluctuations on the carrying amount of these agreements offsets the effect of market fluctuations on the carrying amount of the bonds. The carrying amount of these foreign currency exchange agreements was included in Long Term Accounts and Notes Receivable on the Consolidated Balance Sheet. Additional information related to the Swiss franc bonds follows:

                                    1996                1995
                           ---------------------------------------------
                             Foreign     U.S.    Foreign      U.S.
 (In millions)               Currency  Dollars   Currency   Dollars
-------------------------------------------------------------------------------
 Carrying amount of bonds       325.7   $240.8      325.7    $282.7
 Contract amount of currency
   exchange agreements          325.7   $147.8      325.7    $147.8
 Carrying amount of currency
   exchange agreements             --   $ 93.0         --    $134.9
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

In addition to the principal amounts shown in the table on the previous page, the currency exchange agreements also cover annual coupon payments. At December 31, 1996, the fair value of the currency exchange agreements, based on quoted market prices, was estimated at $87.9 million, in favor of the Company, including the cover for both principal and coupon payments ($118.1 million at December 31, 1995).

     The 6 5/8% Notes due 2006 have a face amount of $250 million and are reported net of unamortized discount of $1.0 million. The interest rate on these notes has been modified by floating interest rate swap contracts with notional amounts totaling $60 million.

   The bank term loans due 1997 through 2001 consist of various agreements which provide for interest at floating rates based upon LIBOR plus a fixed spread. The weighted average rate in effect under the terms of these agreements at December 31, 1996 was 5.83%.

     The Company is a party to two revolving credit facility agreements, each with 28 domestic and international banks, consisting of a $900 million five year revolving credit facility and a $300 million 364-day revolving credit facility. The $900 million five year credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 15 to 30 basis points. These fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage. During 1996 commitment and usage fees averaged 12.77 and 22.67 basis points and at December 31, 1996 were 10 and 20 basis points, respectively. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 14, 1997, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 8 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee of 22 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the five year and the 364-day credit facility agreements, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio and establishes a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1996.

     Other domestic debt consisted of the previously mentioned $210.0 million of domestic short term bank borrowings. These debt obligations, which by their terms are due within one year, are classified as long term at December 31, 1996, along with current maturities of long term debt totaling $43.3 million. Such obligations are supported by the availability under the previously discussed revolving credit agreements, and it is the Company's intent to maintain them as long term.

     International subsidiary debt consisted primarily of an interest free Canadian dollar loan maturing in 1998, and floating and fixed rate U.S. dollar bank term loans maturing in 1997-2000 with a weighted average interest rate of 7.50% at December 31, 1996.

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1996, the interest rate on 62% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 56% at December 31, 1995.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

Contract information and weighted average interest rates follow:

                                                     DECEMBER 31,                                              DECEMBER 31,
 (Dollars in millions)                                       1995            NEW       MATURED           SOLD          1996
---------------------------------------------------------------------------------------------------------------------------
 Fixed rate swap contracts:
   Notional principal amount                               $395.0         $100.0        $220.0             --        $275.0
   Pay fixed rate                                            8.95%          6.17%         8.88%            --          8.00%
   Receive variable LIBOR                                    5.81           5.53          5.80             --          5.63
   Average years to maturity                                  .83                                                      1.87
   Fair value:(unfavorable)                                $(11.3)                                                   $ (3.0)
   Carrying amount:(liability)                               (1.9)                                                     (1.2)

 Floating rate swap contracts:
   Notional principal amount                               $ 50.0         $130.0            --          $70.0        $110.0
   Pay variable LIBOR                                        5.81%          5.37%           --           5.78%         5.57%
   Receive fixed rate                                        6.69           6.35            --           6.76          6.24
   Average years to maturity                                 2.23                                                      6.67
   Fair value:(un)favorable                                $  1.5                                                    $  (.9)
   Carrying amount:asset                                      0.1                                                       1.0
---------------------------------------------------------------------------------------------------------------------------

Current market pricing models were used to estimate the fair values of interest rate swap contracts. The fair value of the fixed rate contracts improved from December 31, 1995 due primarily to the absence of contracts which matured in 1996. The Company estimates that a 100 basis point decrease in market interest rates would have adversely affected the fair value of the fixed rate contracts by $3.6 million and improved the fair value of the floating rate contracts by $5.4 million at December 31, 1996.

     Weighted average information during the years 1996, 1995 and 1994 follows:

 (Dollars in millions)                                                                    1996           1995          1994
---------------------------------------------------------------------------------------------------------------------------
 Fixed rate contracts:
   Pay fixed rate                                                                         8.85%          8.95%         9.09%
   Receive variable LIBOR                                                                 5.66           6.23          4.44
   Notional principal                                                                     $244           $416          $660

 Floating rate contracts:
   Pay variable LIBOR                                                                     5.52%          6.06%         4.34%
   Receive fixed rate                                                                     6.41           6.69          6.69
   Notional principal                                                                     $144           $ 50          $ 50
---------------------------------------------------------------------------------------------------------------------------

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1996 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

 (In millions)                                                      1997     1998     1999        2000       2001
-----------------------------------------------------------------------------------------------------------------
Debt incurred under or supported by revolving credit agreements     $ --     $ --     $   --     $   --    $253.5

 Other                                                              26.4     93.0      142.3      218.6      52.1
-----------------------------------------------------------------------------------------------------------------
                                                                   $26.4    $93.0     $142.3     $218.6    $305.6
=================================================================================================================

Refer to Note 8, Leased Assets for additional information on capital lease obligations.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

C. Foreign Currency Forward Exchange Contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1996 and 1995. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions and intercompany loans. The contract maturities match the maturities of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The carrying amounts of these contracts totaled $14.7 million recorded in Accounts and Notes Receivable at December 31, 1996, compared to $24.6 million in Other Current Liabilities at December 31, 1995.

     A summary of forward exchange contracts in place at December 31 follows:

                              1996                1995
---------------------------------------------------------------
                          Fair Contract       Fair  Contract
 (In millions)           Value   Amount      Value    Amount
---------------------------------------------------------------
 Buy currency:
   U.S. dollar           $44.4    $44.5     $112.2    $112.0
   Belgian franc            --       --       87.0      74.5
   Polish zloty             --       --       60.3      60.3
   All other              35.9     36.5       39.1      39.2
---------------------------------------------------------------
                         $80.3    $81.0     $298.6    $286.0
===============================================================
   Contract maturity       1/97 - 7/97          1/96 - 1/97
===============================================================

 Sell currency:
   Belgian franc        $231.5   $243.4     $346.6    $311.8
   German mark           136.5    140.4      150.5     145.1
   U.S. dollar            33.4     33.4       66.1      65.5
   All other              92.8     92.4      104.1     103.7
---------------------------------------------------------------
                        $494.2   $509.6     $667.3    $626.1
===============================================================
   Contract maturity       1/97 - 7/97          1/96 - 1/97
===============================================================

Current market pricing models were used to estimate the fair values of foreign currency forward contracts. The Company estimates that a 1% change in U.S. dollar value of the above currencies would result in a $3.8 million change in the fair value of the related forward exchange contracts at December 31, 1996.

     The counterparties to the Company's interest rate swap, currency exchange and forward exchange contracts are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts are considered by the Company to be material.

NOTE 8. LEASED ASSETS

Rental expense charged to income follows:

 (In millions)                     1996       1995      1994
--------------------------------------------------------------
 Gross rental expense            $258.4     $281.1    $300.8
 Sublease rental income           (49.6)     (50.0)    (51.9)
--------------------------------------------------------------
 Net rental expense              $208.8     $231.1    $248.9
==============================================================


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

     While substantially all subleases and some operating leases are cancelable for periods beyond 1997, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location.

     Estimated minimum future lease payments, net of anticipated sublease revenue, follow:

                                           CAPITAL  OPERATING  SUBLEASE
 (In millions)                              LEASES     LEASES   REVENUE
------------------------------------------------------------------------
 1997                                        $ 2.4     $162.3   $  44.3
 1998                                          2.3      120.7      38.2
 1999                                          2.3       92.2      31.1
 2000                                          2.1       70.3      22.6
 2001                                          2.0       56.4      14.0
 2002 and thereafter                          12.5      214.8      25.1
------------------------------------------------------------------------
 Total                                       $23.6     $716.7    $175.3
------------------------------------------------------------------------
 Present value of net minimum lease payments $13.0     $544.3
========================================================================

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


NOTE 9. STOCK COMPENSATION PLANS

The Company's 1982 and 1987 Employees' Stock Option Plans and the 1989 Goodyear Performance and Equity Incentive Plan provide for the granting of stock options and stock appreciation rights (SARs). For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1982 and 1987 Plans expired on December 31, 1986 and April 10, 1989, respectively, except for options and SARs then outstanding.

     The 1989 Plan empowers the Company to grant from time to time to officers and other key employees of the Company and subsidiaries incentive and non-qualified stock options, SARs, restricted stock and restricted unit grants, performance equity and performance unit grants and other stock-based awards authorized by the Compensation Committee of the Board of Directors, which administers the 1989 Plan. The 1989 Plan will expire by its terms on December 31, 1998, except with respect to awards then outstanding.

     Stock options and related SARs granted during 1996 generally have a maximum term of ten years and vest over four years. Performance equity units (PEUs) granted during 1996 are based on cumulative earnings per share over a three year performance period. To the extent earned, 50% of the PEUs will be paid in cash (subject to deferral under certain circumstances) and 50% will be automatically deferred for at least 5 years in the form of units equivalent to shares of the Company's Common Stock and in each case will be payable in cash, shares of the Company's Common Stock or a combination thereof at the election of the participant. Assuming that there will be full utilization of the shares of the Company's Common Stock available for awards during the term of the 1989 Plan, and that no other increases or decreases in the number of shares of the Company's Common Stock outstanding would occur during the term of the 1989 Plan, approximately 21,500,000 shares of the Company's Common Stock would be available for the grant of awards through December 31, 1998.

   Stock-based compensation activity for the years 1996, 1995 and 1994 follows:

                                                   1996                         1995                           1994
---------------------------------------------------------------------------------------------------------------------------
                                            Shares           SARs         Shares          SARs         Shares          SARs
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                7,327,626        793,371      7,749,660       782,446      6,838,965       705,834
   Options granted                       3,388,041        538,780      1,731,725       229,200      1,694,150       211,600
   Options without SARs exercised       (2,212,106)            --     (1,857,190)           --       (781,263)           --
   Options with SARs exercised            (189,359)      (189,359)       (86,325)      (86,325)       (18,850)      (18,850)
   SARs exercised                          (82,700)       (82,700)       (62,950)      (62,950)       (96,138)      (96,138)
   Options without SARs expired            (25,113)            --        (49,100)           --        (21,125)           --
   Options with SARs expired                (7,293)        (7,293)        (4,700)       (4,700)        (3,000)       (3,000)
   SARs expired                                 --             --           (900)      (64,300)            --       (17,000)
   Restricted stock granted                     --             --         10,000            --          1,800            --
   Restricted stock issued                      --             --        (10,000)           --         (1,800)           --
   Performance equity units granted        148,650             --          8,963            --        161,250            --
   Performance equity shares issued        (43,753)            --        (64,591)           --             --            --
   Performance equity units cancelled      (26,304)            --        (36,966)           --        (24,329)           --
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31              8,277,689      1,052,799      7,327,626       793,371      7,749,660       782,446
===========================================================================================================================
 Exercisable at December 31              3,733,699        361,963      5,033,729       482,296      5,079,369       456,021
===========================================================================================================================
 Available for grant at December 31      1,055,957                     2,908,914                    2,990,448
===========================================================================================================================

Weighted average option exercise price information for the years 1996, 1995 and 1994 follows:

                                                                                          1996           1995          1994
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                                                               $33.96         $31.34        $27.43
 Granted during the year                                                                 47.05          34.75         44.25
 Exercised during the year                                                               31.27          29.71         26.23
 Outstanding at December 31                                                              40.22          33.96         31.34
 Exercisable at December 31                                                              35.25          32.30         26.93
===========================================================================================================================

Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows:

 GRANT                       OPTIONS                        OPTIONS                   EXERCISE                    REMAINING
 DATE                    OUTSTANDING                    EXERCISABLE                      PRICE                 LIFE (YEARS)
---------------------------------------------------------------------------------------------------------------------------
 12/3/96                   1,737,951                             --                    $50.000                         10
 1/9/96                    1,623,290                         97,540                     44.000                          9
 1/4/95                    1,369,361                        363,639                     34.750                          8
 1/4/94                    1,357,970                      1,357,970                     44.250                          7
 1/5/93                      855,385                        855,385                     34.375                          6
 All other                 1,021,172                        997,695                     23.710                          4
---------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

Options in the 'All other' category were outstanding at prices ranging from $11.25 to $45.25. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.

     Weighted average fair values at date of grant for grants in 1996, 1995 and 1994, determined as set forth below, follow:

                                   1996       1995      1994
----------------------------------------------------------------
 Options                         $18.58     $17.17    $19.45
 Performance equity units         47.02      34.75     44.25
----------------------------------------------------------------

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                   1996       1995      1994
----------------------------------------------------------------
 Expected life (years)                5          5         5
 Interest rate                     5.69%      7.80%     5.27%
 Volatility                        33.6       43.0      40.9
 Dividend yield                    1.65       2.34      2.70
----------------------------------------------------------------

The fair value of performance equity units at date of grant was equal to the market value of the Company's common stock at that date.

Stock-based compensation costs reduced (increased) income as follows:

 (In millions, except per share)   1996       1995      1994
----------------------------------------------------------------
 Pretax income                     $6.8       $8.7     $(3.4)
 Net income                         4.1        5.2      (2.1)
 Net income per share               .03        .03      (.01)
----------------------------------------------------------------

Stock-based compensation costs would have been increased by $12.5 million ($10.7 million after tax or $.07 per share) in 1996 and $6.0 million ($5.2 million after tax or $.03 per share) in 1995 had the fair values of options and the stock-based portion of performance equity units granted in those years been recognized as compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


NOTE 10. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

     Net periodic benefit cost follows:

 (In millions)                                           1996       1995      1994
-------------------------------------------------------------------------------------
 Service cost - benefits earned during the period      $ 22.9     $ 21.2    $ 23.6
 Interest cost                                          155.2      152.7     144.0
 Net amortization                                         5.0       (1.7)     (1.5)
-------------------------------------------------------------------------------------
 Net periodic benefit cost                             $183.1     $172.2    $166.1
-------------------------------------------------------------------------------------

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1996 and 1995:


 (In millions)                                1996      1995
--------------------------------------------------------------------
 Actuarial present value of accumulated
   benefit obligation:
     Retirees                            $(1,303.4)  $(1,255.4)
     Vested active plan participants        (516.4)     (473.2)
     Other active plan participants         (259.1)     (270.1)
--------------------------------------------------------------------
 Accumulated benefit obligation in excess
   of plan assets                         (2,078.9)   (1,998.7)
 Unrecognized net loss                       286.2       215.8
 Unrecognized prior service cost               6.1         7.7
====================================================================
 Accrued benefit cost recognized
   on the Consolidated Balance Sheet     $(1,786.6)  $(1,775.2)
--------------------------------------------------------------------

                                  1996                   1995
                          ----------------------------------------------------
 Assumptions:               U.S.  International     U.S.      International
------------------------------------------------------------------------------
 Discount rate             7.75%   5.0% - 8.5%     7.75%       5.0% - 9.0%
 Rate of increase
   in compensation levels  4.5     2.5  - 5.75      4.5        2.5  - 5.75
------------------------------------------------------------------------------

An 8.25% annual rate of increase in the cost of health care benefits for retirees under 65 years of age and a 6.0% annual rate of increase for retirees 65 years and older is assumed in 1997. This rate gradually decreases to 5% in 2010 and remains at that level thereafter. To illustrate the significance of a 1% increase in the assumed health care cost trend, the accumulated benefit obligation would increase by $24.2 million at December 31, 1996, and the aggregate service and interest cost by $2.4 million for the year then ended.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

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

     The Company's domestic funding practice since 1993 has been to fund amounts in excess of the requirements of Federal laws and regulations. During the four years ended December 31, 1996, the Company funded $646.3 million to its domestic pension plans, which were fully funded at that date.

     Net periodic pension cost follows:

 (In millions)                                                                            1996           1995          1994
---------------------------------------------------------------------------------------------------------------------------
 Service cost-benefits earned during the period                                       $   92.7      $    83.2     $    91.8
 Interest cost on projected benefit obligations                                          237.2          221.1         202.6
 Actual return on plan assets                                                           (402.9)        (427.8)          (.9)
 Net amortization and deferrals                                                          208.0          279.3        (125.3)
---------------------------------------------------------------------------------------------------------------------------
 Net periodic pension cost                                                            $  135.0       $  155.8      $  168.2
===========================================================================================================================

     The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1996 and 1995. At the end of 1996 and 1995, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

                                                                                 1996                         1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Assets Exceed   Accumulated  Assets Exceed   Accumulated
                                                                       Accumulated      Benefits    Accumulated      Benefits
 (In millions)                                                            Benefits Exceed Assets       Benefits Exceed Assets
-----------------------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
 Vested benefit obligation                                               $(2,463.6)      $(225.7)     $(2,283.5)      $(232.3)
-----------------------------------------------------------------------------------------------------------------------------
 Accumulated benefit obligation                                          $(2,709.4)      $(270.6)     $(2,500.0)      $(268.6)
-----------------------------------------------------------------------------------------------------------------------------
 Projected benefit obligation                                            $(2,838.8)      $(340.0)     $(2,626.4)      $(332.1)
 Plan assets                                                               3,021.4          60.8        2,643.1          59.2
-----------------------------------------------------------------------------------------------------------------------------
 Projected benefit obligation less than (in excess of) plan assets           182.6        (279.2)          16.7        (272.9)
 Unrecognized net (gain) loss                                                 (1.6)         79.2          108.2          61.3
 Unrecognized prior service cost                                             344.6           (.6)         378.0          (1.7)
 Unrecognized net (asset) obligation at transition                            (7.3)         21.7           (8.2)         27.0
 Adjustment required to recognize minimum liability                             --         (55.0)            --         (50.0)
-----------------------------------------------------------------------------------------------------------------------------
 Pension asset (liability) recognized on the Consolidated Balance Sheet  $   518.3       $(233.9)      $   494.7      $(236.3)
=============================================================================================================================

                                                           1996                          1995                         1994
----------------------------------------------------------------------------------------------------------------------------------
 Assumptions:                                       U.S.  International           U.S. International           U.S. International
----------------------------------------------------------------------------------------------------------------------------------
 Discount rate                                      7.75%   3.0% - 12.0%          7.75%  3.0% - 12.0%           8.5%  2.0% - 12.0%
 Rate of increase in compensation levels             4.5    0    - 10.5           4.5    0    - 10.5            4.5   0    - 10.5
 Expected long term rate of return on plan assets    9.0    5.0  - 12.0           9.0    5.0  - 12.0            9.0   5.5  - 12.0
==================================================================================================================================

For plans that are not fully funded, the Company is required to offset the adjustment required to recognize minimum liability on the Consolidated Balance Sheet with an intangible asset, up to the amount of unrecognized prior service cost plus unrecognized obligations at transition that remain at December 31 of each year. Liability amounts in excess of these two items are offset by a separate reduction in Shareholders' Equity, net of tax. Accordingly, Shareholders' Equity was reduced by $31.0 million at December 31, 1996, compared to $26.3 million at December 31, 1995.

     Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements and at December 31, 1996, these plans accounted for $76.6 million of the Company's accumulated benefit obligation, $88.2 million of its projected benefit obligation and $23.4 million of its minimum pension liability adjustment ($102.4 million, $120.4 million and $16.5 million, respectively, at December 31, 1995).

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 12. EMPLOYEES' SAVINGS PLANS

Substantially all domestic associates are eligible to participate in one of the Company's six savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1996, most plans provided for the Company's matching of these contributions (up to a maximum of 6% of the associate's annual pay or, if less, $9,500) at the rate of 50%. Company contributions were $38.0 million, $38.2 million and $31.7 million for 1996, 1995 and 1994, respectively.

NOTE 13. INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

 (In millions)                             1996       1995      1994
-------------------------------------------------------------------------
 Interest expense before capitalization   $134.0     $140.1    $135.1
   Less capitalized interest                 5.4        5.1       5.7
-------------------------------------------------------------------------
                                          $128.6     $135.0    $129.4
=========================================================================

The Company made cash payments for interest in 1996, 1995 and 1994 of $141.0 million, $136.4 million and $147.6 million, respectively.

NOTE 14. ADVERTISING COSTS

Advertising costs for 1996, 1995 and 1994 were $249.8 million, $246.7 million and $248.2 million, respectively.

NOTE 15. INCOME TAXES

The components of Income before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

 (In millions)                                        1996       1995      1994
------------------------------------------------------------------------------------
 U.S.                                               $(569.0)    $271.4    $294.4
 Foreign                                              691.3      654.4     571.3
------------------------------------------------------------------------------------
                                                      122.3      925.8     865.7
 Minority Interest in Net Income of Subsidiaries       43.1       36.2      23.8
------------------------------------------------------------------------------------
                                                     $165.4     $962.0    $889.5
====================================================================================

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

 (Dollars in millions)                     1996       1995      1994
---------------------------------------------------------------------------
 U.S. Federal income tax at the
   statutory rate of 35%                   $  57.9     $336.7    $311.3
 Adjustment for foreign income taxed
   at different rates                        (23.7)     (21.3)    (20.9)
 Other                                       (13.6)       (.6)      8.3
---------------------------------------------------------------------------
 United States and Foreign Taxes on Income $  20.6     $314.8    $298.7
===========================================================================
 Effective tax rate                           12.5%      32.7%     33.6%
===========================================================================

The components of the provision for income taxes by taxing jurisdiction follow:

 (In millions)                               1996       1995      1994
---------------------------------------------------------------------------
 Current:
   Federal                                 $  23.5    $  42.1   $  51.2
   Foreign income and withholding taxes      230.4      219.3     169.9
   State                                       5.2       (4.6)    (22.2)
---------------------------------------------------------------------------
                                             259.1      256.8     198.9

 Deferred:
   Federal                                  (254.1)      19.8      74.6
   Foreign                                    20.3       32.9       7.9
   State                                      (4.7)       5.3      17.3
---------------------------------------------------------------------------
                                            (238.5)      58.0      99.8
---------------------------------------------------------------------------
 United States and Foreign Taxes on Income $  20.6     $314.8    $298.7
===========================================================================

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 follow:

 (In millions)                                         1996       1995
---------------------------------------------------------------------------
 Postretirement benefits other than pensions       $   700.4  $   687.2
 Accrued environmental liabilities                      38.2       38.2
 General and product liability                          56.5       70.4
 Alternative minimum tax credit carryforwards           55.0       94.9
 Operating loss carryforwards                           19.8       18.6
 Workers' compensation                                  54.8       64.3
 Vacation and sick pay                                  73.0       74.3
 Other                                                 126.6      115.3
---------------------------------------------------------------------------
                                                     1,124.3    1,163.2
 Valuation allowance                                   (21.4)     (29.7)
---------------------------------------------------------------------------
 Total deferred tax assets                           1,102.9    1,133.5
 Total deferred tax liabilities - depreciation        (445.6)    (711.3)
                                - pensions            (184.8)    (190.8)
---------------------------------------------------------------------------
 Total deferred taxes                              $   472.5  $   231.4
===========================================================================

The decrease in the deferred tax liability for depreciation was due primarily to the writedown of the All American Pipeline System and related assets. Refer to
Note 2.

     The Company made net cash payments for income taxes in 1996, 1995 and 1994 of $238.5 million, $243.8 million and $234.6 million, respectively.

     No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,785.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.


NOTE 16. RESEARCH AND DEVELOPMENT

Research and development costs for 1996, 1995 and 1994 were $374.5 million, $369.3 million and $341.3 million, respectively.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


NOTE 17. BUSINESS SEGMENTS

The Tires segment is the principal industry segment, which involves the development, manufacture, distribution and sale of tires and related products in original equipment and replacement markets throughout most regions of the world. Related products and services include tubes, retreads, automotive repair services and merchandise purchased for resale.

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

     The Oil transportation segment consists primarily of the All American Pipeline System, a common carrier crude oil pipeline extending from California to Texas. This segment, which also includes a crude oil gathering pipeline in California, crude oil storage facilities, linefill and related assets, also engages in various crude oil gathering, purchasing and selling activities. Segment sales consist of tariffs charged by the All American Pipeline System and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Acquisition costs associated with these activities amounted to $808 million, $496 million and $598 million for 1996, 1995 and 1994, respectively.

     Operating income for each industry and geographic segment consists of total revenues less applicable costs and expenses. Transfers between industry segments were not material. Inter-geographic sales were at cost plus a negotiated mark up.

     Portions of the items describe in Note 2, Asset Writedown and Other Rationalizations were charged to the operating income of both the industry and geographic segments in 1996 as follows:

 INDUSTRY SEGMENTS

                                                                                    GENERAL               OIL
 (In millions)                                                          TIRES      PRODUCTS    TRANSPORTATION         TOTAL
---------------------------------------------------------------------------------------------------------------------------
 Asset writedown                                                       $   --         $  --            $755.6        $755.6
 Rationalizations and other provisions                                  131.9          16.6                --         148.5
 Asset sales                                                               --          10.2                --          10.2
---------------------------------------------------------------------------------------------------------------------------
                                                                       $131.9         $26.8            $755.6        $914.3
===========================================================================================================================

 GEOGRAPHIC SEGMENTS

                                         UNITED                         LATIN
 (In millions)                           STATES         EUROPE        AMERICA          ASIA           CANADA          TOTAL
---------------------------------------------------------------------------------------------------------------------------
 Asset writedown                         $755.6          $  --          $  --         $  --            $  --         $755.6
 Rationalizations and other provisions     79.5           29.4           24.0           1.8             13.8          148.5
 Asset sales                               10.2             --             --            --               --           10.2
---------------------------------------------------------------------------------------------------------------------------
                                         $845.3          $29.4          $24.0          $1.8            $13.8         $914.3
===========================================================================================================================

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

     Identifiable assets of industry and geographic segments represent those assets that were associated with the operations of each segment. Corporate assets consist of cash and cash equivalents, prepaid expenses and other current assets, long term accounts and notes receivable, deferred charges and other assets. At December 31, 1996, $99.8 million or 39.3% ($110.2 million or 40.4% at December 31, 1995) of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil, and additionally in 1995, in Venezuela.

     Dividends received by the Company and domestic subsidiaries from its international operations for 1996, 1995 and 1994 were $158.7 million, $139.0 million and $151.8 million, respectively.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


INDUSTRY SEGMENTS

(In millions)                                                1996                         1995                         1994
---------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
   Tires                                                $10,113.5                    $10,104.5                    $ 9,427.6
   Related products and services                          1,090.8                      1,157.8                      1,080.6
---------------------------------------------------------------------------------------------------------------------------
     Total Tires                                         11,204.3                     11,262.3                     10,508.2
   General products                                       1,781.3                      1,776.8                      1,700.9
   Oil transportation                                       127.2                        126.8                         79.1
---------------------------------------------------------------------------------------------------------------------------
     Net Sales                                          $13,112.8                    $13,165.9                    $12,288.2
===========================================================================================================================

Income (loss)
   Tires                                                $   893.3                    $ 1,000.2                    $ 1,010.6
   General products                                         162.9                        165.6                        170.9
   Oil transportation                                      (689.8)                        55.3                         11.8
---------------------------------------------------------------------------------------------------------------------------
     Total operating income                                 366.4                      1,221.1                      1,193.3

   Interest expense                                        (128.6)                      (135.0)                      (129.4)
   Foreign currency exchange                                 (7.4)                       (17.4)                       (77.6)
   Equity in net income of affiliates                        19.1                         19.0                         25.7
   Minority interest in net income of subsidiaries          (43.1)                       (36.2)                       (23.8)
   Corporate revenues and expenses                          (84.1)                      (125.7)                      (122.5)
---------------------------------------------------------------------------------------------------------------------------
     Income before Income Taxes                         $   122.3                    $   925.8                    $   865.7
===========================================================================================================================

Assets
   Tires                                                $ 6,270.6                    $ 6,050.8                    $ 5,386.2
   General products                                         815.1                        791.7                        740.9
   Oil transportation                                       605.6                      1,356.3                      1,398.6
---------------------------------------------------------------------------------------------------------------------------
     Total identifiable assets                            7,691.3                      8,198.8                      7,525.7

   Corporate assets                                       1,840.2                      1,407.0                      1,464.2
   Investments in affiliates, at equity                     140.3                        183.8                        133.4
---------------------------------------------------------------------------------------------------------------------------
     Assets at December 31                              $ 9,671.8                    $ 9,789.6                    $ 9,123.3
===========================================================================================================================

Capital Expenditures
   Tires                                                $   500.6                    $   494.5                    $   425.4
   General products                                         112.9                        116.4                         90.2
   Oil transportation                                         4.0                          4.7                          7.4
---------------------------------------------------------------------------------------------------------------------------
     For the year                                       $   617.5                    $   615.6                    $   523.0
===========================================================================================================================

Depreciation
   Tires                                                $   351.6                    $   329.6                    $   309.4
   General products                                          63.1                         59.1                         55.1
   Oil transportation                                        46.1                         46.2                         45.8
---------------------------------------------------------------------------------------------------------------------------
     For the year                                       $   460.8                    $   434.9                    $   410.3
===========================================================================================================================

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries


GEOGRAPHIC SEGMENTS

(In millions)                                                1996                         1995                         1994
---------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers
   United States                                        $ 7,009.9                    $ 7,249.6                    $ 7,130.5
   Europe                                                 3,059.8                      2,853.7                      2,279.8
   Latin America                                          1,527.5                      1,542.9                      1,512.5
   Asia                                                     845.4                        833.2                        711.6
   Canada                                                   670.2                        686.5                        653.8
---------------------------------------------------------------------------------------------------------------------------
     Net Sales                                          $13,112.8                    $13,165.9                    $12,288.2
===========================================================================================================================

Inter-Geographic Sales
   United States                                        $   359.3                    $   408.4                    $   373.9
   Europe                                                    59.2                         90.1                         92.5
   Latin America                                            170.2                        172.5                        159.2
   Asia                                                     674.1                        815.9                        490.7
   Canada                                                   316.8                        297.3                        269.1
---------------------------------------------------------------------------------------------------------------------------
     Total                                              $ 1,579.6                    $ 1,784.2                    $ 1,385.4
===========================================================================================================================

Revenue
   United States                                        $ 7,369.2                    $ 7,658.0                    $ 7,504.4
   Europe                                                 3,119.0                      2,943.8                      2,372.3
   Latin America                                          1,697.7                      1,715.4                      1,671.7
   Asia                                                   1,519.5                      1,649.1                      1,202.3
   Canada                                                   987.0                        983.8                        922.9
   Adjustments and eliminations                          (1,579.6)                    (1,784.2)                    (1,385.4)
---------------------------------------------------------------------------------------------------------------------------
     Total                                              $13,112.8                    $13,165.9                    $12,288.2
===========================================================================================================================

Operating Income
   United States                                        $  (296.7)                   $   543.9                    $   591.5
   Europe                                                   302.0                        317.2                        212.0
   Latin America                                            246.0                        238.8                        278.2
   Asia                                                      99.3                         90.1                         81.3
   Canada                                                    15.8                         31.1                         30.3
---------------------------------------------------------------------------------------------------------------------------
     Total                                              $   366.4                    $ 1,221.1                    $ 1,193.3
===========================================================================================================================

Assets
   United States                                        $ 3,915.6                    $ 4,703.6                    $ 4,478.4
   Europe                                                 1,800.0                      1,719.9                      1,452.5
   Latin America                                            765.1                        683.0                        637.6
   Asia                                                     688.6                        576.9                        490.3
   Canada                                                   522.0                        515.4                        466.9
---------------------------------------------------------------------------------------------------------------------------
     Total identifiable assets                            7,691.3                      8,198.8                      7,525.7

   Corporate assets                                       1,840.2                      1,407.0                      1,464.2
   Investments in affiliates, at equity                     140.3                        183.8                        133.4
---------------------------------------------------------------------------------------------------------------------------
     Assets at December 31                              $ 9,671.8                    $ 9,789.6                    $ 9,123.3
===========================================================================================================================

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 18. COMMITMENTS
AND CONTINGENT LIABILITIES

At December 31, 1996, the Company had binding commitments for investments in land, buildings and equipment of $119.9 million and off-balance-sheet financial guarantees written of $77.4 million.

     At December 31, 1996, the Company had recorded liabilities aggregating $92.6 million for anticipated costs, including legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. The Company had recorded $91.4 million for such costs at December 31, 1995. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute, and is expected to be paid over several years. Refer to Note 1, Accounting Policies, Environmental Cleanup Matters for additional information.

     At December 31, 1996, the Company had recorded liabilities aggregating $165.3 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The Company had recorded $191.4 million for such matters at December 31, 1995. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would materially affect the Company's financial condition, results of operations or liquidity.


     The Company is a party to several related lawsuits involving employment matters. There exists a reasonable possibility that the Company will not prevail in these cases. Although sufficient uncertainties exist in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to exceed $85 million at December 31, 1996. Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1996 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

NOTES TO FINANCIAL STATEMENTS                                    (CONTINUED)
-----------------------------
The Goodyear Tire & Rubber Company and Subsidiaries

NOTE 19. PREFERRED STOCK PURCHASE RIGHTS PLAN

In 1986, the Company authorized 3,000,000 shares of Series A $10.00 Preferred Stock ("Series A Preferred") issuable only upon the exercise of rights (the "1986 Rights") issued under the Preferred Stock Purchase Rights Plan adopted in July 1986. The 1986 Rights expired without being exercisable on July 28, 1996, and no shares of Series A Preferred were issued.

     In June 1996, the Company authorized 7,000,000 shares of Series B Preferred Stock ("Series B Preferred") issuable only upon the exercise of rights (the "1996 Rights") issued under the Preferred Stock Purchase Rights Plan adopted on, and set forth in the Rights Agreement dated, June 4, 1996. Each share of Series B Preferred issued would be non-redeemable, non-voting and entitled to (i) cumulative quarterly dividends equal to the greater of $25.00 or, subject to adjustment, 100 times the per year amount of dividends declared on the Common Stock during the preceding quarter and (ii) a liquidation preference.

     Under the 1996 Rights Plan, each shareholder of record on July 29, 1996 received a dividend of one 1996 Right per share of the Common Stock. Each 1996 Right, when exercisable, will entitle the registered holder thereof to purchase from the Company one one-hundredth of a share of Series B Preferred Stock of the Company at a price of $250 (the "Purchase Price"), subject to adjustment. The Rights will expire on July 29, 2006, unless earlier redeemed at $.001 per Right. The 1996 Rights will be exercisable only in the event that an acquiring person or group purchases, or makes -- or announces its intention to make -- a tender offer for, 15% or more of the Common Stock. In the event that any acquiring person or group acquires 15% or more of the Common Stock, each 1996 Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price.

     If the Company is acquired or a sale or transfer of 50% or more of the Company's assets or earnings power is made after the Rights become exercisable, each Right (except those held by an acquiring person or group) will entitle the holder to purchase common stock of the acquiring entity having a market value then equal to two times the Purchase Price. In addition, when exercisable the Rights under certain circumstances may be exchanged by the Company at the ratio of one share of Common Stock (or the equivalent thereof in other securities, property or cash) per Right, subject to adjustment.

SUPPLEMENTARY DATA                                                  (UNAUDITED)
------------------
The Goodyear Tire & Rubber Company and Subsidiaries


QUARTERLY DATA AND MARKET PRICE INFORMATION
(In millions, except per share)

                                                                         Quarter
                                             -------------------------------------------------------------
1996                                            First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                   $3,245.5          $3,329.5         $3,267.7          $3,270.1        $13,112.8
 Gross Profit                                   764.3             795.2            758.9             767.7          3,086.1

 Net Income                                  $  151.8          $  187.9         $  170.2          $ (408.2)       $   101.7
===========================================================================================================================

 Net Income Per Share                        $    .98          $   1.22         $   1.09          $  (2.63)       $     .66
===========================================================================================================================
 Average Shares Outstanding                     154.3             155.1            155.3             155.7            155.1

 Price Range of Common Stock:*
   High                                      $   53            $   53           $   49 1/8        $   52 1/4       $   53
   Low                                           42 3/4            46 7/8           41 1/2            43 1/8           41 1/2

 Dividends Per Share                              .25               .25              .25               .28              1.03
===========================================================================================================================

The 1996 fourth quarter included a net after-tax charge of $572.2 million or $3.68 per share from the writedown of the All American Pipeline System and related assets and other rationalizations.

                                                                         Quarter
                                             -------------------------------------------------------------
1995                                            First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                  $ 3,243.3        $  3,350.8       $  3,305.1        $  3,266.7      $  13,165.9
 Gross Profit                                   755.9             800.2            746.7             769.5          3,072.3

 Net Income                                 $   133.3        $    173.8       $    157.5        $    146.4      $     611.0
===========================================================================================================================

 Net Income Per Share                       $     .88        $     1.15       $     1.03        $      .96      $      4.02
===========================================================================================================================
 Average Shares Outstanding                     151.5             151.7            152.3             152.9            152.1

 Price Range of Common Stock:*
   High                                    $     38 3/4      $     43 3/8     $     45 1/8      $     47 1/2    $      47 1/2
   Low                                           33                36 5/8           38 1/8            37               33

 Dividends Per Share                              .20               .25              .25               .25              .95
===========================================================================================================================

  *New York Stock Exchange - Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 26, 1997, for its Annual Meeting of Shareholders to be held on April 14, 1997 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 16 through 21, inclusive, of this Annual Report.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1996 except that Mr. D.
E. Dick, a Vice President of Registrant, filed an amendment, dated January 8, 1997, to his Form 3 dated November 6, 1996 to correct an administrative error in the initial reporting of his holdings of the Common Stock of Registrant. To the knowledge of Registrant, no person owned 10% or more of any class of Registrant's equity securities registered under the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.

      Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation", at pages 14 through 23, inclusive, of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by Item 403 of Regulation S-K relating to the ownership of Registrant's Common Stock by certain beneficial owners and management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Beneficial Ownership of Common Stock" at pages 12 and 13 of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 14 through 23, inclusive, of the Proxy Statement.

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

      3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K: See the Index of Exhibits at pages X-1 through X-7, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of Registrant:

         EXHIBIT                     DESCRIPTION                              FILED AS EXHIBIT
         -------                     -----------                              ----------------
           10(a)       1997 Performance Incentive Plan of                     10.1 to this Annual Report
                       The Goodyear Tire & Rubber Company                     on Form 10-K

           10(b)       Form of Performance Equity Grant                       10.2 to this Annual Report
                       Agreement for 1994 under 1989 Plan                     on Form 10-K
                       (as amended December 3, 1996)

           10(c)       1995 Performance Recognition Plan                      E to Form 10-K for year
                                                                              ended December 31, 1994

           10(d)       Performance Recognition Plan                           10.1 to Form 10-K for year
                       adopted as of January 1, 1996                          ended December 31, 1995

           10(e)       Form of Stock Option Grant Agreement                   E to Form 8-K dated
                       under 1989 Plan                                        February 17, 1993

           10(f)       Forms of Stock Option Grant Agreements                 10.3 to this Annual Report
                       under 1989 Plan in respect of options and              on Form 10-K
                       SARs granted December 3, 1996

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

           10(h)       1987 Employees' Stock Option Plan                      B to Form 10-Q for quarter
                                                                              ended March 31, 1987

           10(i)       1989 Goodyear Performance and Equity                   A to Form 10-Q for quarter
                       Incentive Plan ("1989 Plan")                           ended March 31, 1989

           10(j)       Goodyear Supplementary Pension Plan                    A to Form 10-Q for quarter
                       (as amended)                                           ended March 31, 1990

           10(k)       Form of Performance Equity Grant                       10.4 to this Annual Report
                       Agreement for 1995 under 1989 Plan                     on Form 10-K
                       (as amended December 3, 1996)

           10(l)       Retirement Plan for Outside Directors                  F to Form 8-K dated
                       (as amended)                                           March 20, 1987

           10(m)       Goodyear Employee Severance Plan                       A-II to Form 10-K for year
                                                                              ended December 31, 1988

         EXHIBIT                     DESCRIPTION                              FILED AS EXHIBIT
         -------                     -----------                              -----------------
           10(n)       Form of Performance Equity Grant                       10.5 to this Annual Report
                       Agreement for 1996 under 1989 Plan                     on Form 10-K
                       (as amended December 3, 1996)

           10(o)       Form of Performance Equity Grant                       10.6 to this Annual Report
                       Agreement for 1997 under 1989 Plan                     on Form 10-K

           10(p)       Forms of Stock Option Grant Agreements                 G to Form 10-K for year
                       under 1989 Plan in respect of options and              ended December 31, 1994
                       SARs granted January 4, 1995

           10(r)       Employment Agreement and related Stock                 C to Form 10-Q for quarter
                       Purchase Agreement, each dated August 6,               ended June 30, 1991
                       1991, between Registrant and S. C. Gault

           10(s)       Amendment, dated December 3, 1991, to                  A to Form 8-K
                       Stock Purchase Agreement, dated August 6,              dated December 18, 1991
                       1991, between Registrant and S. C. Gault

           10(t)       Amendment, dated April 5, 1993, to                     C to Form 8-K
                       Employment Agreement and to Stock                      dated April 22, 1993
                       Purchase Agreement, each dated
                       August 6, 1991, between Registrant
                       and S. C. Gault

           10(u)       Deferred Compensation Plan for Executives              B to Form 10-Q for quarter
                                                                              ended September 30, 1994

           10(v)       1994 Restricted Stock Award Plan for                   B to Form 10-Q for quarter
                       Non-employee Directors                                 ended June 30, 1994

           10(w)       Amendment, dated May 3, 1994, to                       A to Form 10-Q for quarter
                       Employment Agreement and to Stock                      ended June 30, 1994
                       Purchase Agreement, each dated August 6,
                       1991, between Registrant and S. C. Gault

           10(x)       Forms of Stock Option Grant Agreements                 10.3 to Form 10-K for year
                       under 1989 Plan in respect of options and              ended December 31, 1995
                       SARs granted January 9, 1996

           10(y)       Amendment Agreement, dated as of                       10.4 to Form 10-K for year
                       December 5, 1995, relating to Stock                    ended December 31, 1995
                       Purchase Agreement dated August 6,
                       1991, between Registrant and S. C. Gault

           10(z)       Outside Directors' Equity                              10.5 to Form 10-K for year
                       Participation Plan                                     ended December 31, 1995



B.  REPORTS ON FORM 8-K:

      No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1996.

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

                                                        THE GOODYEAR TIRE & RUBBER COMPANY
                                                                   (Registrant)

Date: March 24, 1997                                    By /s/  SAMIR G. GIBARA
                                                           -------------------------------------------------------
                                                           Samir G. Gibara, Chairman of the Board, Chief Executive
                                                                      Officer and President


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW
BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 24, 1997                                        /s/  SAMIR G. GIBARA
                                                           -------------------------------------------------------
                                                                 Samir G. Gibara, Chairman of the Board, Chief
                                                                  Executive Officer and President and Director
                                                                         (Principal Executive Officer)


Date: March 24, 1997                                        /s/  ROBERT W. TIEKEN
                                                           -------------------------------------------------------
                                                                   Robert W. Tieken, Executive Vice President
                                                                         (Principal Financial Officer)


Date: March 24, 1997                                        /s/  JOHN W. RICHARDSON
                                                           -------------------------------------------------------
                                                                      John W. Richardson, Vice President
                                                                         (Principal Accounting Officer)





                               ( JOHN G. BREEN, Director          )
                               ( WILLIAM E. BUTLER, Director      )
                               ( THOMAS H. CRUIKSHANK, Director   )
                               ( WILLIAM J. HUDSON, JR., Director )             By /s/ ROBERT W. TIEKEN
Date: March 24, 1997           < GERTRUDE G. MICHELSON, Director  >                ----------------------------
                               ( STEVEN A. MINTER, Director       )               Robert W. Tieken, Signing as
                               ( AGNAR PYTTE, Director            )             Attorney-in-Fact for the directors
                               ( GEORGE H. SCHOFIELD, Director    )               whose names appear opposite.
                               ( WILLIAM C. TURNER, Director      )


                                 Martin D. Walker, Director


      A Power of Attorney, dated December 3, 1996, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

                          FINANCIAL STATEMENT SCHEDULES

                        ITEMS 8 AND 14(a)(2) OF FORM 10-K

                                FOR CORPORATIONS

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              --------------------

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:

                                                                 SCHEDULE NO.      PAGE NUMBER
                                                                --------------   --------------
Valuation and Qualifying Accounts .............................        II           FS-1

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

================================================================================
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             YEAR ENDED DECEMBER 31,
================================================================================


(IN MILLIONS)                                                     1996
---------------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS                     TRANSLATION
                                               BALANCE AT      CHARGED      DEDUCTIONS      ADJUSTMENT    BALANCE
                                                BEGINNING    (CREDITED)        FROM           DURING     AT END OF
DESCRIPTION                                     OF PERIOD     TO INCOME      RESERVES         PERIOD      PERIOD
---------------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts........................   $ 56.2           $ 19.3      $ (18.9)(a)  $ 1.5          $ 58.1
Valuation allowance -- deferred
 tax assets...................................     29.7             (8.3)        --           --            21.4
                                                                  1995
---------------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts........................   $ 54.0           $ 19.5      $ (17.5)(a)   $ .2          $ 56.2
Valuation allowance -- deferred
 tax assets...................................     68.9            (34.7)        (4.5)        --            29.7
                                                                  1994
---------------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts........................   $ 50.6           $ 26.5      $ (23.3)(a)  $  .2          $ 54.0
Valuation allowance -- deferred
 tax assets...................................     96.4            (27.1)         (.4)        --            68.9

----------

Note:(a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996

                              INDEX OF EXHIBITS(1)

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

  3       ARTICLES OF INCORPORATION AND BY-LAWS

     (a)  Certificate of Amended Articles of Incorporation of The Goodyear
          Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The
          Goodyear Tire & Rubber Company, dated April 6, 1993, and
          Certificate of Amendment to Amended Articles of Incorporation of
          Registrant dated June 4, 1996, three documents comprising
          Registrant's Articles of Incorporation as amended through March 24, 1997 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 3.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-1927).


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

  4       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

     (a) Conformed copy of Rights Agreement, dated as of June 4, 1996, between Registrant and First Chicago Trust Company of New York,
          Rights Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 1 to Registrant's
          Registration Statement on Form 8-A dated June 11, 1996 and as
          Exhibit 4(a) to Registrant's Current Report on Form 8-K dated
          June 4, 1996, File No. 1-1927).

     (b)  Specimen nondenominational Certificate for shares of the Common
          Stock, Without Par Value, of the Registrant; one certificate,
          First Chicago Trust Company of New York as transfer agent and registrar (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.3 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1996,
          File No. 1-1927).

      ---------------

      (1) See Part IV, Item 14, Part A.3.

      (2) Pursuant to Item 601 of Regulation S-K.


  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER         PAGE
  -------                           ----------------------                              ------         ----




    4   (c)   Conformed Copy of Revolving Credit Facility Agreement, dated as of July 15, 1994, among Registrant, the Lenders named therein and Chemical Bank, as Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1994, File No. 1-1927).

        (d) Conformed Copy of Replacement and Restatement Agreement, dated as of July 15, 1996, among Registrant, the Lenders named therein and The Chase Manhattan Bank (formerly Chemical Bank), as Agent, relating to the Revolving Credit Facility Agreement dated as of July 15, 1994 among Registrant, the Lenders named therein and Chemical Bank (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.5 to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1996, File No. 1-1927).

        (e)   Form of Indenture, dated as of March 15, 1996, between
              Registrant and Chemical Bank (now The Chase Manhattan Bank), as
              Trustee (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.2 to Registrant's
              Registration Statement on Form S-3, File 333-1955).

        (f)   Form of 6-5/8% Note Due 2006, dated December 9, 1996, issued by            4.1          X-4.1-1
              Registrant in aggregate principal of $250,000,000,00.

              Information concerning Goodyear's long-term debt is set forth at
              Note 7, captioned "Financing Arrangements and Financial
              Instruments", at the sub-caption "B. Long Term Debt and
              Financing Arrangements", in the Financial Statements set forth at Item 8 of this Annual Report, beginning at page 38, and is incorporated herein by specific reference. No other instrument defining the rights of holders of long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries.
              In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, the agreements and instruments defining the rights of holders of long term debt of Registrant in respect of which the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

------------------------

      (2) Pursuant to Item 601 of Regulation S-K.


  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

     10       MATERIAL CONTRACTS

        (a)   1997 Performance Incentive Plan of The Goodyear Tire & Rubber             10.1       X-10.1-1
              Company, as adopted by the Board of Directors on February 4,
              1997, subject to shareholders approval.

        (b)   Form of Performance Equity Grant Agreement in respect of grants           10.2       X-10.2-1
              made on January 4, 1994 under the 1989 Goodyear Performance and
              Equity Incentive Plan (as amended December 3, 1996).

        (c)   Performance Recognition Plan of Registrant adopted effective
              January 1, 1995 for calendar year 1995 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1927).

        (d)   Performance Recognition Plan of Registrant adopted effective
              January 1, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995, File No. 1-1927).

        (e)   Form of Stock Option Grant Agreement under the 1989 Goodyear
              Performance and Equity Incentive Plan in respect of options granted in 1992 and 1993 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit E to
              Registrant's Current Report on Form 8-K dated February 17, 1993,
              File No. 1-1927).

        (f)   Forms of Stock Option Grant Agreements in respect of options and          10.3       X-10.3-1
              SARs granted December 3, 1996 under the 1989 Goodyear
              Performance and Equity Incentive Plan; Part I, form of Agreement for Incentive Stock Options, Part II, form of Agreement for
              Non-Qualified Stock Options, and Part III, form of Agreement for Non-Qualified Stock Options and Tandem Stock Appreciation
              Rights.

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

     ---------------

      (2) Pursuant to Item 601 of Regulation S-K.




  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

   10   (i)   1989 Goodyear Performance and Equity Incentive Plan of
              Registrant, as adopted by the Board of Directors of Registrant on December 6, 1988, and approved by the shareholders of
              Registrant on April 10, 1989 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1989, File No. 1-1927).

        (j)   Goodyear Supplementary Pension Plan, as amended May 1, 1990
              (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1990, File
              No. 1-1927).

        (k)   Performance Equity Grant Agreement in respect of grants made on         10.4        X-10.4-1
              December 6, 1994 in respect of 1995 under the 1989 Goodyear
              Performance and Equity Incentive Plan (as amended December 3,
              1996).

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

        (n)   Form of Performance Equity Grant Agreement in respect of grants
              made January 9, 1996 under the 1989 Goodyear Performance and            10.5        X-10.5-1
              Equity Incentive Plan (as amended December 3, 1996).

        (o)   Form of Performance Equity Grant Agreement in respect of grants made on December 3, 1996 in respect of 1997 under the 1989
              Goodyear Performance and Equity Incentive Plan.                         10.6        X-10.6-1

    ---------------

     (2) Pursuant to Item 601 of Regulation S-K.




  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

    10  (p)   Forms of Stock Option Grant Agreements in respect ofoptions and
              SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity Incentive Plan; Part I, form of Agreement for
              Incentive Stock Options, Part II, form of Agreement for
              Non-Qualified Stock Options, and Part III, form of Agreement for
              Non-Qualified Stock Options and tandem Stock Appreciation Rights
              (incorporated by reference, filed with the Securities and
              Exchange Commission as Exhibit G to Registrant's Annual Report
              on Form 10-K for the year ended December 31, 1994, File No.
              1-1927).

        (q)   Conformed copy of Consolidated Receivables Sale Agreement                10.7        X-10.7
              [$550,000,000 Facility], dated as of November 15, 1996, among
              Registrant, Asset Securitization Cooperative Corporation and
              Canadian Imperial Bank of Commerce.

        (r) Conformed Copy of Employment Agreement, dated August 6, 1991, and related Stock Purchase Agreement, dated August 6, 1991, each between Registrant and Stanley C. Gault, the Chairman of the Board and Chief Executive Officer of Registrant (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit C to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-1927).

        (s) Conformed copy of Amendment Agreement, dated December 3, 1991, between Registrant and Stanley C. Gault, Chairman of the Board and Chief Executive Officer of Registrant, amending that certain
              Stock Purchase Agreement dated August 6, 1991 between Registrant and Stanley C. Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's
              Current Report on Form 8-K, dated December 18, 1991, File No.
              1-1927).

        (t)   Amendment, dated April 5, 1993, to Employment Agreement and to
              Stock Purchase Agreement, each dated August 6, 1991, between
              Registrant and S C Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit C to
              Registrant's Current Report on Form 8-K dated April 22, 1993,
              File No. 1-1927).

        (u) The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, as adopted effective October 4, 1994
              (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1994,
              File No. 1-1927).

     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

    10  (v)   1994 Restricted Stock Award Plan for nonemployee Directors of
              Registrant, as adopted effective June 1, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as
              Exhibit B to Registrant's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1994, File No. 1-1927).

        (w)   Amendment, dated May 3, 1994, to Employment Agreement and to
              Stock Purchase Agreement, each dated August 6, 1991, between
              Registrant and S. C. Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994, File No. 1-1927).

        (x) Forms of Stock Option Grant Agreement granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan;
              Part I, Form of Agreement for Incentive Stock Options, Part II,
              Form of Agreement for Non-qualified Stock Options, and Part III,
              Form of Agreement for Non-qualified Stock Options and tandem
              Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995, File No. 1-1927).

        (y)   Amendment Agreement, dated as of December 5, 1995, relating to
              Stock Purchase Agreement dated August 6, 1991, between
              Registrant and S C Gault (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.4 to
              Registrant's Annual Report Form 10-K for the year ended December
              31, 1995, File No. 1-1927).

        (z)   Outside Directors' Equity Participation Plan, adopted by by the
              Board of Directors on February 2, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as
              Exhibit 10.5 to Registrant's Annual Report Form 10-K for the year ended December 31, 1995, File No. 1-1927).

     11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

        (a)   Statement setting forth the Computation of Earnings                      11           X-11-1
              Per Share.

     12       STATEMENT RE COMPUTATION OF RATIOS.

        (a)   Statement setting forth the Computation of Ratio of                      12           X-12-1
              Earnings to Fixed Charges.

     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     21      SUBSIDIARIES

        (a)  List of subsidiaries of Registrant at March 15, 1997.                     21          X-21-1


     23      CONSENTS OF EXPERTS AND COUNSEL

        (a)  Consent of Price Waterhouse LLP, independent accoun-                      23          X-23-1
             tants,  to  incorporation  by reference of their report set forth on page 30 of this Annual Report in certain Registration
             Statements on Forms S-3 and S-8.

     24      POWER OF ATTORNEY

        (a)  Power of Attorney, dated December 3, 1996, authorizing                    24          X-24-1
             Robert W. Tieken,  C. Thomas Harvie, John W. Richardson,
             Richard W. Hauman, James Boyazis, or any one or more of them, to sign this Annual Report on  behalf of certain directors of Registrant.

     27      FINANCIAL DATA SCHEDULE                                                   27          X-27-1

     99      ADDITIONAL EXHIBITS

        (a)  Registrant's definitive Proxy Statement dated February 26, 1997
             (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927).




      ---------------

      (2) Pursuant to Item 601 of Regulation S-K.

                                      X-7