Form 10-Q
period 1997-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1997-04-14
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                       -----------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X           No
         ----             -----
                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 1997:        155,982,735

==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited



(Dollars in millions, except per share)                          Three Months Ended
                                                                      March 31,

                                                               1997              1996
                                                               ----              ----

NET SALES                                                    $3,233.2          $3,245.5

Cost of Goods Sold                                            2,461.0           2,481.2
Selling, Administrative and General Expense                     467.0             471.0
Interest Expense                                                 31.0              32.0
Other Expense                                                     7.6              14.0
Foreign Currency Exchange                                        (3.1)              1.9
Minority Interest in Net Income of Subsidiaries                  11.5              11.9
                                                         ------------      ------------
Income before Income Taxes                                      258.2             233.5
United States and Foreign Taxes on Income                        87.8              81.7
                                                         ------------      ------------
NET INCOME                                                      170.4             151.8

Retained Earnings at Beginning of Period                      2,603.0           2,661.0

CASH DIVIDENDS                                                  (43.9)            (38.6)
                                                         ------------      ------------
Retained Earnings at End of Period                           $2,729.5          $2,774.2
                                                         ============      ============


PER SHARE OF COMMON STOCK:

    Net Income                                                   $1.09             $0.98
                                                          ============      ============
    Cash Dividends                                               $0.28             $0.25
                                                          ============      ============

AVERAGE SHARES OUTSTANDING                                 156,366,328       154,263,097


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   Unaudited


(Dollars in millions)                                                          March 31,   December 31,
                                                                                 1997           1996
                                                                               ---------     ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                   $256.2        $238.5
     Accounts and notes receivable,
       less allowance (1997-$58.7, 1996-$58.1)                                  2,026.1       1,706.0
     Inventories:
       Raw materials                                                              298.9         288.4
       Work in process                                                             90.8          77.2
       Finished product                                                         1,525.7       1,408.6
                                                                              ---------      --------
                                                                                1,915.4       1,774.2
Prepaid expenses and other current assets                                         298.4         306.3
                                                                              ---------      --------
       TOTAL CURRENT ASSETS                                                     4,496.1       4,025.0

Investments in Affiliates, at equity                                              141.7         140.3
Long Term Accounts and Notes Receivable                                           197.3         216.2
Deferred Charges                                                                1,159.4       1,059.4
Other Assets                                                                      164.7         163.0
Properties and Plants,
       less accumulated depreciation (1997-$4,957.3, 1996-$4,935.8)             4,085.4       4,067.9
                                                                              ---------      --------
           TOTAL ASSETS                                                       $10,244.6      $9,671.8
                                                                              =========      ========
LIABILITIES
Current Liabilities:
       Accounts payable- trade                                                 $1,193.7      $1,096.7
       Compensation and benefits                                                  735.9         742.5
       Other current liabilities                                                  296.9         300.4
       United States and foreign taxes                                            410.7         382.1
       Notes payable to banks                                                     430.5         218.1
       Long term debt due within one year                                          31.0          26.4
                                                                              ---------      --------
           TOTAL CURRENT LIABILITIES                                            3,098.7       2,766.2

Compensation and Benefits                                                       1,974.1       1,988.1
Long Term Debt                                                                  1,263.7       1,132.2
Other Long Term Liabilities                                                       245.2         264.9
Minority Equity in Subsidiaries                                                   292.9         241.3
                                                                              ---------      --------
           TOTAL LIABILITIES                                                    6,874.6       6,392.7

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       Authorized 50,000,000 shares, unissued                                      --            --
Common Stock, no par value:
       Authorized 300,000,000 shares
       Outstanding shares 155,982,735 (156,049,974 in 1996)
        after deducting 39,695,933 treasury shares (39,628,694 in 1996)           156.0         156.1
Capital Surplus                                                                 1,041.3       1,059.4
Retained Earnings                                                               2,729.5       2,603.0
Foreign Currency Translation and Other Adjustments                               (556.8)       (539.4)
                                                                              ---------      --------
           TOTAL SHAREHOLDERS' EQUITY                                           3,370.0       3,279.1
                                                                              ---------      --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $10,244.6      $9,671.8
                                                                              =========      ========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(Dollars in millions)                                               Three Months Ended
                                                                         March 31,
                                                                    1997        1996
Cash Flows from Operating Activities:                              ------      ------
      NET INCOME                                                   $170.4      $151.8
        Adjustments to reconcile net income to net cash
          flows from operating activities:
                 Depreciation                                       116.1       111.6
                 Accounts and notes receivable                     (300.7)     (317.5)
                 Inventories                                       (103.8)     (197.4)
                 Accounts payable-trade                              41.9       (51.2)
                 Other assets and liabilities                        23.3        69.0
                                                                   ------      ------
                                 Total adjustments                 (223.2)     (385.5)
                                                                   ------      ------
             NET CASH USED IN OPERATING ACTIVITIES                  (52.8)     (233.7)


Cash Flows from Investing Activities:
        Capital expenditures                                        (94.4)     (127.9)
        Other transactions                                          (86.5)      (41.7)
                                                                   ------      ------
             NET CASH USED IN INVESTING ACTIVITIES                 (180.9)     (169.6)


Cash Flows from Financing Activities:
        Short term debt incurred                                    377.5       494.5
        Short term debt paid                                        (35.6)      (56.4)
        Long term debt incurred                                       2.8        14.1
        Long term debt paid                                         (36.5)       (2.5)
        Common stock issued                                          35.5        45.7
        Common stock purchased                                      (42.8)       --
        Dividends paid                                              (43.9)      (38.6)
                                                                   ------      ------
             NET CASH PROVIDED BY FINANCING ACTIVITIES              257.0       456.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (5.6)        0.2
                                                                   ------      ------
Net Change in Cash and Cash Equivalents                              17.7        53.7

Cash and Cash Equivalents at Beginning of the Period                238.5       268.3
                                                                   ------      ------
Cash and Cash Equivalents at End of the Period                     $256.2      $322.0
                                                                   ======      ======


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NON-CONSOLIDATED OPERATIONS - SOUTH PACIFIC TYRE
------------------------------------------------

     In addition to its consolidated operations in the Asia region, the Company also owns a 50% interest in South Pacific Tyres Ltd (SPT), a partnership with Pacific Dunlop Ltd of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. The Company is required to use the equity method to account for its interest in the results of operations and financial position of SPT.

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:



(In millions)                      Three Months Ended March 31
                                   ---------------------------

                            Asia
                           Segment             SPT             Total
                           -------             ---             -----
Net Sales:
         1997              $199.3            $183.6            $382.9
         1996               203.0             193.8             396.8

Operating Profit:
         1997              $ 27.5            $ 14.8            $ 42.3
         1996                25.5              17.5              43.0


SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING ACTIVITIES
-----------------------------------------------------------

     In the first quarter of 1997 the Company acquired a 60% equity interest in a South African tire and industrial rubber products business, and assumed $29 million of debt under the terms of the purchase agreement.

     In the first quarter of 1996, the Company increased its ownership of a Polish tire manufacturer from 32.7% to 50.8% by purchasing original issue shares of this tire manufacturer. This investment, which had been accounted for using the equity method, is now accounted for as a consolidated subsidiary.

     Information in the Consolidated Statement of Cash Flows is presented net of the effects of these transactions.


PER SHARE OF COMMON STOCK
-------------------------

     Per share amounts have been computed based on the average number of common shares outstanding.


ADJUSTMENTS
-----------

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.


RECLASSIFICATION
----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1997 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(Dollars in millions)                                       Three Months Ended
                                                                  March 31,
                                                             1997          1996
                                                             ----          ----

INDUSTRY SEGMENTS
  Sales to Unaffiliated Customers:
     Tires                                                 $2,541.6      $2,540.2
     Related products and services                            210.6         233.6
                                                           --------      --------
          Total Tires                                       2,752.2       2,773.8
     General products                                         456.5         439.8
     Oil transportation                                        24.5          31.9
                                                           --------      --------
        NET SALES                                          $3,233.2      $3,245.5
                                                           ========      ========

   Income:
     Tires                                                   $266.9        $252.4
     General products                                          46.3          41.7
     Oil transportation                                        15.8          16.7
                                                           --------      --------
        TOTAL OPERATING INCOME                                329.0         310.8

      Exclusions from operating income                        (70.8)        (77.3)
                                                           --------      --------
        INCOME BEFORE INCOME TAXES                           $258.2        $233.5
                                                           ========      ========



GEOGRAPHIC SEGMENTS
  Sales to Unaffiliated Customers:
     United States                                         $1,712.2      $1,730.7
     Europe                                                   764.5         763.8
     Latin America                                            383.1         381.4
     Asia                                                     199.3         203.0
     Canada                                                   174.1         166.6
                                                           --------      --------
        NET SALES                                          $3,233.2      $3,245.5
                                                           ========      ========


   Operating Income:
     United States                                           $142.2        $128.5
     Europe                                                    79.6          79.4
     Latin America                                             68.3          71.2
     Asia                                                      27.5          25.5
     Canada                                                    11.4           6.2
                                                           --------      --------
        TOTAL                                                $329.0        $310.8
                                                           ========      ========

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

CONSOLIDATED
------------

     Sales in the first quarter of 1997 were $3.23 billion, decreasing slightly from $3.25 billion in the 1996 period. Net income was $170.4 million or $1.09 per share, increasing 12.3% from net income in the 1996 quarter of $151.8 million or $.98 per share.

     Worldwide tire unit sales were 3.6% higher than in the first quarter of 1996, increasing in North America, Europe, Latin America and Asia. Revenues were also favorably impacted by increased volume in engineered products, but decreased due primarily to the strengthening of the U.S. dollar versus European and Asian currencies and continued worldwide competitive pricing pressures.

     Cost of goods sold decreased to 76.1% of sales from 76.5% in the 1996 period, reflecting lower raw material costs and improved worldwide productivity. Selling, administrative and general expense (SAG) declined to 14.4% of sales from 14.5% in the year-ago quarter, due primarily to lower compensation and benefit costs in the U.S. Costs and expenses also were favorably affected by the Company's ongoing cost containment measures.

     Other expense decreased in 1997 due in part to lower financing expenses. Foreign currency exchange was lower due to the favorable impact of the strengthening of the U.S. dollar on the Company's net monetary exposure. Net income also benefited from a lower estimated annual effective tax rate than in 1996, resulting primarily from lower U.S. taxes on foreign source income.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

SEGMENT INFORMATION
-------------------

     Segment operating income of $329.0 million increased 5.8% from $310.8 million in the 1996 period. Segment operating margin increased to 10.2% of sales from 9.6% in the 1996 period.

INDUSTRY SEGMENTS
-----------------
                                                Three Months Ended
                                                    March 31,
                                                  1997      1996
                                                  ----      ----
Segment Contribution to
    Consolidated Sales:

    Tires                                         85.1%     85.5%
    General Products                              14.1      13.6
    Oil Transportation                              .8        .9

Segment Operating Margin:

    Tires                                          9.7%      9.1%
    General Products                              10.1       9.5
    Oil Transportation                            64.5      52.4

    Consolidated                                  10.2%      9.6%


Tires
-----

     Sales of $2.75 billion decreased slightly from $2.77 billion in the 1996 period. Operating income of $266.9 million increased 5.8%, however, from $252.4 million in the 1996 period.

     Revenues were favorably impacted by higher unit sales in all regions, but decreased due primarily to the adverse impact of the strengthening of the U.S. dollar versus currencies in Europe and Asia and worldwide competitive pricing pressures. Competitive pricing pressures are expected to continue indefinitely.

     The following table presents changes in tire unit sales:

            % Increase in Company Tire Unit Sales - First Quarter
            -----------------------------------------------------

                                                            1997 vs. 1996
                                                            -------------
         U.S.                                                   3.3%
         International                                          3.9
         Worldwide                                              3.6


     Operating income increased due to lower raw material costs, improved productivity, lower SAG and the effects of cost containment measures.

General Products
----------------

     Sales of $456.5 million increased 3.8% from $439.8 million in the 1996 period. Operating income of $46.3 million increased 10.8% from $41.7 million in the 1996 period.

     Sales and operating income in engineered products increased due primarily to increased volume, and operating income was favorably impacted by lower raw material costs and the effects of cost containment measures.

     Sales in chemical products decreased due to reduced unit volume and the absence of the PVC business, which was discontinued in the second quarter of 1996. Operating income increased, however, on lower manufacturing costs.

Oil Transportation
------------------

     Sales of $24.5 million and operating income of $15.8 million were recorded in the first quarter of 1997, compared to $31.9 million and $16.7 million, respectively, in the 1996 period. Results reflected lower throughput and reduced spreads in purchasing, selling and exchanging activities. Depreciation expense was lower as a result of the writedown of the All American Pipeline System and related assets in the fourth quarter of 1996.


GEOGRAPHIC SEGMENTS
-------------------


                                        Three Months Ended March 31,
                                           1997              1996
                                           ----              ----

Segment Contribution to
   Consolidated Sales;

   United States                           53.0%             53.3%
   Europe                                  23.6              23.5
   Latin America                           11.8              11.8
   Asia                                     6.2               6.3
   Canada                                   5.4               5.1

Segment Operating Margin:

   United States                            8.3%              7.4%
   Europe                                  10.4              10.4
   Latin America                           17.8              18.7
   Asia                                    13.8              12.6
   Canada                                   6.5               5.1

   Consolidated                            10.2%              9.6%


     In the United States, sales of $1.71 billion decreased 1.1% from $1.73 billion in the 1996 period. Operating income of $142.2 million increased 10.5%, however, from $128.5 million in the 1996 period.

     Sales revenues in the U.S. decreased despite higher tire unit sales, due primarily to competitive tire pricing pressures, reduced volume in chemical products and lower revenues in oil transportation operations. Revenues were favorably impacted, however, by increased volume in engineered products. Operating income increased due to lower raw material costs, improved productivity, lower SAG and the effects of cost containment measures.

     In Europe, sales of $764.5 million increased slightly from $763.8 million in the 1996 period. Operating income of $79.6 million increased slightly from $79.4 million in the 1996 period.

     Results in the region were favorably affected by the acquisition of a majority interest in tire and engineered products manufacturing and distribution operations in South Africa. Results in the European tire business decreased due to the effects of currency translation, lower replacement tire unit sales and competitive pricing pressures.

     In Latin America, sales of $383.1 million increased slightly from $381.4 million in the 1996 period. Operating income of $68.3 million decreased 4.1% from $71.2 million in the 1996 period.

     Sales in Latin America increased due to higher tire unit sales and increased volume in engineered products. Results were adversely affected by competitive pricing pressures and the devaluation of the Venezuelan bolivar.

     In Asia, sales of $199.3 million decreased 1.8% from $203.0 million in the 1996 period. Operating income of $27.5 million increased 8.0%, however, from $25.5 million in the 1996 period.

     Tire unit sales in Asia increased and operating income in the Asian tire business was higher, reflecting lower raw material costs and the effects of cost containment and productivity measures on manufacturing costs and SAG. Revenues in the segment decreased due primarily to the strengthening of the U.S. dollar versus Asian currencies and lower results in natural rubber operations.

     Sales and operating income of the Asia segment reflect the results of the Company's majority-owned tire business and other operations in the region, principally the engineered products and natural rubber businesses. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's consolidated statement of income using the equity method.

     The following table presents the sales and operating income of the Company's Asian segment together with 100% fo the sales and operating income of SPT:


(In millions)                Three Months Ended March 31,
                             ----------------------------

                         Asia
                        Segment            SPT          Total
                       --------           -----        -------

Net Sales:
     1997               $199.3            $183.6        $382.9
     1996                203.0             193.8         396.8

Operating Income:
     1997               $ 27.5            $ 14.8        $ 42.3
     1996                 25.5              17.5          43.0


     In Canada, sales of $174.1 million increased 4.5% from $166.6 million in the 1996 period. Operating income was $11.4 million, compared to $6.2 million in the 1996 period. Sales and operating income increased due to higher unit sales volume of tires and engineered products.




                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Net cash used in operating activities was $52.8 million during the first three months of 1997, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable and inventories, yet remained lower than in the first quarter of 1996.

     Net cash used in investing activities was $180.9 million during the first three months of 1997. Capital expenditures were $94.4 million, primarily for plant modernizations and expansions and new tire molds. Capital expenditures were lower than in the 1996 quarter largely as a result of program timing, but are expected to total $675 million in 1997.



                                         Three Months Ended March 31,
(In millions)                                1997         1996
                                             ----         ----

Capital Expenditures                        $ 94.4       $127.9

Depreciation                                $116.1       $111.6

     Other investing activities included the Company's acquisition of a majority ownership interest in tire and engineered products manufacturing and distribution operations in South Africa.

     Net cash provided by financing activities was $257.0 million during the first three months of 1997, which was used primarily to support the previously mentioned working capital requirements.

(Dollars in millions)       3/31/97         12/31/96           3/31/96
                            -------         --------           -------

Consolidated Debt          $1,725.2         $1,376.7          $1,995.2

Debt/Debt+Equity             33.9%            29.6%             36.8%

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates. At March 31, 1997 the interest rate on 48% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts.

     Contracts in place and related weighted average interest rates follow:


(Dollars in millions)                        Fixed Rate       Floating Rate
                                              Contracts         Contracts
                                             ----------       -------------
March 31, 1997:

 - Notional principal amount                    $250.0          $110.0
 - Pay fixed rate                                 7.89%            --
 - Receive variable LIBOR                         5.62             --
 - Pay variable LIBOR                              --             5.58%
 - Receive fixed rate                              --             6.24
 - Average years to maturity                       1.8             6.4
 - Fair value: favorable (unfavorable)          $   .7           $(3.3)
 - Carrying amount: asset (liability)             (1.6)            --

First quarter - Rate paid                          7.99%          5.57%
              - Rate received                      5.64           6.24

     A fixed rate contract with notional principal amount of $25 million matured in the first quarter of 1997.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 1997 the Company had short term uncommitted credit arrangements totaling $1.5 billion, of which $.7 billion were unused. The Company also had available long term credit arrangements at March 31, 1997 totaling $2.1 billion, of which $1.2 billion were unused.

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at March 31, 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

     During the first quarter of 1997, the Board of Directors of the Company approved a three-year share repurchase program, whereunder the Company may acquire up to $600 million of outstanding Common Stock of the Company. The program is designed to give the Company better flexibility in funding future acquisitions and to optimize shareholder value. The repurchase of one million shares was recorded in the quarter at an average cost of $53.60 per share.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), wherein at Item 3, pages 13, 14, 15, and 16, the Company reported certain legal proceedings. The Company reports the following developments in respect of one of the legal proceedings described at Item 3 of the Annual Report.

         As reported at paragraph (A) of Item 3 of the Annual Report, since 1990 a series of 65 civil actions have been filed against the Company in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), then a subsidiary of the Company, alleged to be the result of exposure to allegedly toxic substances while working at the Cumberland, Maryland tire plant of Kelly, which was closed in 1987. The plaintiffs are seking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the Court granted the Company's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. On April 7, 1997, the plaintiffs appealed the Order and Judgment to the United States Court of Appeals for the Fourth Circuit.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 1997.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE GOODYEAR TIRE & RUBBER COMPANY
                                               (Registrant)

Date:  April 14, 1997                By  /s/ John W Richardson
                                        ---------------------------------
                                             John W Richardson,
                                             Vice President

                                         (Signing on behalf of
                                         Registrant as a duly
                                         authorized officer of
                                         Registrant and signing as the
                                         Principal Accounting Officer
                                         of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                              INDEX OF EXHIBITS (1)
   EXHIBIT                                                            EXHIBIT
-------------                                                      ------------
Table Item No.*               Description of Exhibit               Number Page
--------------- ------------------------------------------------   ------ -----
    3                ARTICLES OF INCORPORATION AND BY-LAWS
                     -------------------------------------
                Certificate of Amended Articles of Incorporation     3.1
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

    4                        INSTRUMENTS DEFINING
                        THE RIGHTS OF SECURITY HOLDERS,
                              INCLUDING INDENTURES
                ------------------------------------------------

                Conformed  copy of Rights  Agreement, dated as       4.1
                of June 4, 1996, between Registrant and First
                Chicago Trust Company of New York, Rights Agent
                (incorporated by reference, filed as Exhibit 1 to Registrant's Registration Statement on Form
                8-A dated June 11, 1996 and as Exhibit 4(a) to
                Registrant's Current Report on Form 8-K dated
                June 4, 1996).



----------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                           EXHIBIT
------------                                                       ------------
Table Item No.*            Description of Exhibit                  Number Page
--------------- ------------------------------------------------   ------ -----

                Specimen nondenominational Certificate for            4.2
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


                Conformed  copy   of  Revolving  Credit               4.3
                Facility Agreement, dated as of July 15, 1994, among Registrant, the Lenders named therein and Chemical Bank, as Agent (incorporated by reference, filed as Exhibit A to Registrant's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

                Conformed  copy  of  Replacement and  Restate-       4.4
                ment Agreement, dated as of July 15, 1996, among Registrant, the Lenders named therein and The
                Chase Manhattan Bank (formerly Chemical Bank), as Agent (incorporated by reference, filed as Exhibit 4.5 to Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1996,
                File 1-1927).



----------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                           EXHIBIT
   -------                                                           -------
Table Item No.*         Description of Exhibit                     Number Page
--------------- ------------------------------------------------   ------ -----

    4 No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended March 31, 1997. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of long term debt entered into during the quarter ended March 31, 1997 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.


    11                      STATEMENT RE COMPUTATION OF
                                 PER SHARE EARNINGS
                ------------------------------------------------

                Statement setting forth the computation of per       11 X-11-1
                share earnings.


    12                       STATEMENT RE COMPUTATION
                                    OF RATIOS
                ------------------------------------------------

                Statement setting forth the computation of Ratio     12 X-12-1
                of Earnings to Fixed Charges.


    27                          FINANCIAL DATA SCHEDULE              27 X-27-1
                ------------------------------------------------



----------
*Pursuant to Item 601 of Regulation S-K.