Form 10-Q
period 1997-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1997-07-22
CIK 42582

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Yes   x           No
        -------          ------

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at June 30, 1997:             155,974,736


==============================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(In millions, except per share)
                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                       1997           1996           1997           1996
                                                    ---------      ---------      ---------      ---------
NET SALES                                           $ 3,315.5      $ 3,329.5      $ 6,548.7      $ 6,575.0

Cost of Goods Sold                                    2,532.8        2,534.3        4,993.8        5,015.5
Selling, Administrative and General Expense             463.3          463.4          930.3          934.4
Interest Expense                                         32.5           35.4           63.5           67.4
Other (Income) Expense                                    3.3            6.9           10.9           20.9
Foreign Currency Exchange                                (3.1)           4.7           (6.2)           6.6
Minority Interest in Net Income of Subsidiaries          11.7           11.3           23.2           23.2
                                                    ---------      ---------      ---------      ---------
Income before Income Taxes                              275.0          273.5          533.2          507.0
United States and Foreign Taxes on Income                82.8           85.6          170.6          167.3
                                                    ---------      ---------      ---------      ---------
NET INCOME                                          $   192.2      $   187.9          362.6          339.7
                                                    =========      =========
Retained Earnings at Beginning of Period                                            2,603.0        2,661.0

CASH DIVIDENDS                                                                        (87.6)         (77.4)
                                                                                  ---------      ---------
Retained Earnings at End of Period                                                $ 2,878.0      $ 2,923.3
                                                                                  =========      =========


PER SHARE OF COMMON STOCK:

    NET INCOME                                      $    1.23      $    1.22      $    2.32      $    2.20
                                                    =========      =========      =========      =========

    CASH DIVIDENDS                                  $    0.28      $    0.25      $    0.56      $    0.50
                                                    =========      =========      =========      =========

Average Shares Outstanding                              155.8          155.1          156.1          154.6

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)
                                                                           June 30,     December 31,
                                                                             1997          1996
                                                                          ---------      ---------
ASSETS:
Current Assets:
     Cash and cash equivalents                                            $   240.7      $   238.5
     Accounts and notes receivable,
        less allowance (1997-$54.1, 1996-$58.1)                             1,985.3        1,706.0
     Inventories:
        Raw materials                                                         311.3          288.4
        Work in process                                                        80.2           77.2
        Finished product                                                    1,481.1        1,408.6
                                                                          ---------      ---------
                                                                            1,872.6        1,774.2
     Prepaid expenses and other current assets                                314.6          306.3
                                                                          ---------      ---------
        Total Current Assets                                                4,413.2        4,025.0

Investments in Affiliates, at equity                                          125.5          140.3
Long Term Accounts and Notes Receivable                                       192.8          216.2
Deferred Charges                                                            1,166.0        1,059.4
Other Assets                                                                  178.0          163.0
Properties and Plants,
     less accumulated depreciation (1997-$5,031.7, 1996-$4,935.8)           4,075.2        4,067.9
                                                                          ---------      ---------
    TOTAL ASSETS                                                          $10,150.7      $ 9,671.8
                                                                          =========      =========
LIABILITIES:
Current Liabilities:
     Accounts payable - trade                                             $ 1,111.9      $ 1,096.7
     Compensation and benefits                                                757.6          742.5
     Other current liabilities                                                290.7          300.4
     United States and foreign taxes                                          411.3          382.1
     Notes payable to banks                                                   497.0          218.1
     Long term debt due within one year                                        33.5           26.4
                                                                          ---------      ---------
        Total Current Liabilities                                           3,102.0        2,766.2

Compensation and Benefits                                                   1,955.7        1,988.1
Long Term Debt                                                              1,084.2        1,132.2
Other Long Term Liabilities                                                   234.6          264.9
Minority Equity in Subsidiaries                                               282.1          241.3
                                                                          ---------      ---------
    TOTAL LIABILITIES                                                       6,658.6        6,392.7

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                    --             --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 155,974,736 (156,049,974 in 1996)
      after deducting 39,703,932 treasury shares (39,628,694 in 1996)         156.0          156.1
Capital Surplus                                                             1,033.4        1,059.4
Retained Earnings                                                           2,878.0        2,603.0
Foreign Currency Translation and Other Adjustments                           (575.3)        (539.4)
                                                                          ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY                                              3,492.1        3,279.1
                                                                          ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $10,150.7      $ 9,671.8
                                                                          =========      =========

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                     Six Months Ended
                                                                      June 30,
                                                                  1997       1996
                                                                 ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                    $362.6      $339.7
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                              237.4       226.0
        Accounts and notes receivable                            (279.4)     (425.4)
        Inventories                                               (72.6)     (187.0)
        Accounts payable-trade                                    (32.5)     (114.3)
        Other assets and liabilities                               33.2        98.0
                                                                 ------      ------
                                 Total adjustments               (113.9)     (402.7)
                                                                 ------      ------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                 248.7       (63.0)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                     (230.7)     (267.9)
        Other transactions                                        (99.3)      (75.0)
                                                                 ------      ------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                (330.0)     (342.9)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                  343.5       595.2
        Short term debt paid                                      (70.5)     (102.8)
        Long term debt incurred                                     7.7         6.3
        Long term debt paid                                       (72.8)      (33.2)
        Common stock issued                                        52.3        53.7
        Common stock purchased                                    (78.4)       --
        Dividends paid                                            (87.6)      (77.4)
                                                                 ------      ------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                  94.2       441.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents      (10.7)      (25.5)
                                                                 ------      ------
Net Change in Cash and Cash Equivalents                             2.2        10.4

Cash and Cash Equivalents at Beginning of the Period              238.5       268.3
                                                                 ------      ------
Cash and Cash Equivalents at End of the Period                   $240.7      $278.7
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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:

(In millions)       THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                    --------------------------       ------------------------

                       Asia                           Asia
                      Segment    SPT   Total         Segment    SPT     Total
                      -------    ---   -----         -------    ---     -----
NET SALES:

         1997         $209.4   $204.2  $413.6        $408.7   $387.8   $796.5
         1996          215.2    209.1   424.3         418.2    402.9    821.1

OPERATING PROFIT:

         1997         $ 22.8   $ 20.3  $ 43.1        $ 50.3   $ 35.1   $ 85.4
         1996           25.7     21.5    47.2          51.2     39.0     90.2


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

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited


(In millions)                                 Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                             1997          1996          1997          1996
                                           --------      --------      --------      --------

INDUSTRY SEGMENTS
-----------------
   Sales to Unaffiliated Customers:
     Tires                                 $2,570.9      $2,549.8      $5,112.4      $5,090.0
     Related products and services            258.2         279.2         468.8         512.8
                                           --------      --------      --------      --------
         Total Tires                        2,829.1       2,829.0       5,581.2       5,602.8
     General Products                         460.8         466.2         917.4         906.0
     Oil Transportation                        25.6          34.3          50.1          66.2
                                           --------      --------      --------      --------
        NET SALES                          $3,315.5      $3,329.5      $6,548.7      $6,575.0
                                           ========      ========      ========      ========

   Income:
     Tires                                 $  265.1      $  248.4      $  532.0      $  500.8
     General Products                          58.5          51.3         104.8          93.0
     Oil Transportation                        15.6          18.7          31.4          35.4
                                           --------      --------      --------      --------
        OPERATING INCOME                      339.2         318.4         668.2         629.2

      Exclusions from operating income        (64.2)        (44.9)       (135.0)       (122.2)
                                           --------      --------      --------      --------
         Income before Income Taxes        $  275.0      $  273.5      $  533.2      $  507.0
                                           ========      ========      ========      ========


GEOGRAPHIC SEGMENTS
-------------------

   Sales to Unaffiliated Customers:
     United States                         $1,720.4      $1,788.1      $3,432.6      $3,518.8
     Europe                                   805.3         766.2       1,569.8       1,530.0
     Latin America                            401.9         390.4         785.0         771.8
     Asia                                     209.4         215.2         408.7         418.2
     Canada                                   178.5         169.6         352.6         336.2
                                           --------      --------      --------      --------
        NET SALES                          $3,315.5      $3,329.5      $6,548.7      $6,575.0
                                           ========      ========      ========      ========


   Income:
     United States                         $  138.6      $  131.8      $  280.8      $  260.3
     Europe                                    91.7          87.3         171.3         166.7
     Latin America                             71.8          67.2         140.1         138.4
     Asia                                      22.8          25.7          50.3          51.2
     Canada                                    14.3           6.4          25.7          12.6
                                           --------      --------      --------      --------
        OPERATING INCOME                   $  339.2      $  318.4      $  668.2      $  629.2
                                           ========      ========      ========      ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

     Sales in the second quarter of 1997 were $3.32 billion, compared to $3.33 billion in the 1996 quarter. Net income in the quarter was $192.2 million ($1.23 per share), increasing 2.3% from net income of $187.9 million ($1.22 per share) in 1996.

     In the six months, sales were $6.55 billion, compared to $6.57 billion in 1996. Net income of $362.6 million ($2.32 per share) increased 6.7% from net income of $339.7 million ($2.20 per share) in the 1996 period.

     Worldwide tire unit sales in the second quarter and six months increased 4.4% and 4.0%, respectively, from 1996's levels, and unit sales of other automotive and industrial rubber products were higher in both periods. Worldwide original equipment volume increased significantly in both periods, although replacement volume and pricing remained soft. Revenues in both periods reflected continued worldwide competitive pricing pressures, a shift in sales mix towards original equipment tires and the strengthening of the U.S. dollar in 1997 versus European and Asian currencies. In addition, results were adversely affected by a strike against the Company by the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (USWA), as discussed below, and other strikes against various U.S. original equipment manufacturers. Competitive pricing pressures are expected to continue throughout 1997.

     Cost of goods sold in the second quarter of 1997 increased to 76.4% of sales from 76.1% in the 1996 quarter, and was 76.3% of sales in the first six months of 1997 and 1996. Both 1997 periods benefited from lower raw material costs and the effects of currency translation compared to the prior year. Costs in 1997 were adversely affected by an 18-day strike against the Company by the USWA at 10 U.S. tire and engineered products manufacturing facilities, which costs were not fully recovered through productivity gains.

     Other (income) and expense in the first six months of 1997 decreased versus last year's six months due primarily to the inclusion in the 1996 period of a $6.5 million charge related to improvements in manufacturing efficiencies in Brazil. In addition, the second quarter of 1996 included a net pretax gain of $1.6 million, comprised of charges totaling $31.2 million related to rationalizations and other provisions and a gain of $32.8 million on the sale of business property in Asia.

     Foreign currency exchange expense was lower in the six months due primarily to the favorable impact of the strengthening of the U.S. dollar on the Company's net currency exposures. Net income in the second quarter and six months also benefited from a lower effective tax rate compared to the 1996 periods.

SEGMENT INFORMATION
-------------------

     Segment operating income in the second quarter of 1997 was $339.2 million, increasing 6.5% from $318.4 million in the 1996 quarter. Segment operating margin rose to 10.2% of sales from 9.6% in the 1996 period.

     In the six months, segment operating income was $668.2 million, increasing 6.2% from $629.2 million in the 1996 period. Segment operating margin rose to 10.2% of sales from 9.6% in the 1996 six months.

INDUSTRY SEGMENTS
-----------------

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                            1997       1996       1997       1996
                                            ----       ----       ----       ----
Segment Contribution
 to Consolidated Sales:

         Tires                              85.3%      85.0%      85.2%      85.2%
         General Products                   13.9       14.0       14.0       13.8
         Oil Transportation                   .8        1.0         .8        1.0

Segment Operating Margin:

         Tires                               9.4%       8.8%       9.5%       8.9%
         General Products                   12.7       11.0       11.4       10.3
         Oil Transportation                 60.9       54.5       62.7       53.5

         Consolidated                       10.2        9.6       10.2        9.6


TIRES
-----

     Sales in the second quarter of 1997 of $2.83 billion were flat compared to the 1996 period. In the six months, sales of $5.58 billion decreased slightly from $5.60 billion in 1996.

     Unit sales in both the quarter and six months increased in all international regions, and were higher in the U.S. in the six months. Revenues reflected worldwide competitive pricing pressures, a shift in worldwide unit sales mix towards original equipment tires, the strengthening of the U.S. dollar versus currencies in Europe and Asia and reduced demand in the U.S. resulting from strikes against original equipment manufacturers.

     The following table presents changes in tire unit sales:

          Increase (Decrease) in Company Tire Unit Sales-1997 vs. 1996
          ------------------------------------------------------------

                                              Second Quarter        Six Months
                                              --------------        ----------
U.S.                                               (.8)%                1.2%
International                                      9.8                  6.8
Worldwide                                          4.4                  4.0

     Tire segment operating income in the second quarter of 1997 was $265.1 million, increasing 6.7% from $248.4 million in the 1996 period. In the six months, operating income of $532.0 million increased 6.2% from $500.8 million in 1996.

     Operating income in both the quarter and six months reflected lower raw material costs, but was adversely affected by increased costs and lower revenues resulting from the previously discussed strike against the Company. Operating income in the 1996 quarter and six months was reduced by charges totaling $26.9 million and $32.5 million, respectively, related to rationalizations and other provisions and improvements in manufacturing efficiencies.

GENERAL PRODUCTS
----------------

     Sales in the second quarter of 1997 were $460.8 million, decreasing 1.1% from $466.2 million in the 1996 period. In the six months, sales of $917.4 million increased 1.3% from $906.0 million in 1996.

     Sales increased in the quarter and six months in engineered products on higher unit volume of automotive and industrial rubber products. Sales in chemical products decreased in both periods due to lower selling prices and reduced volume.

     Operating income in the second quarter was $58.5 million, increasing 14.2% from $51.3 million in the 1996 period. In the six months, operating income of $104.8 million increased 12.7% from $93.0 million in 1996.

     Operating income increased in the quarter and six months in engineered products due to lower raw material costs and ongoing cost containment measures. Chemical operating income increased in both periods due primarily to lower manufacturing costs and a more favorable product mix.

     Operating income in the 1996 quarter and six months was reduced by charges totaling $4.3 million and $5.2 million, respectively, related to rationalizations and other provisions and improvements in manufacturing efficiencies.

OIL TRANSPORTATION
------------------

     Sales in the second quarter of 1997 were $25.6 million, decreasing 25.4% from $34.3 million in the 1996 period. In the six months, sales were $50.1 million, decreasing 24.4% from $66.2 million in 1996.

     Operating income in the second quarter was $15.6 million, decreasing 16.7% from $18.7 million in the 1996 period. In the six months, operating income was $31.4 million, decreasing 11.4% from $35.4 million in 1996.

     Sales and operating income decreased in the quarter and six months due primarily to lower throughput and reduced spreads in purchasing, selling and exchanging activities. Margins were favorably impacted by lower depreciation expense resulting from the writedown of the All American Pipeline System and related assets in the fourth quarter of 1996.

GEOGRAPHIC SEGMENTS
-------------------

                                            Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                            1997       1996       1997     1996
                                            ----       ----       ----       ----

Segment Contribution
 to Consolidated Sales:

         United States                      51.9%      53.7%      52.4%      53.5%
         Europe                             24.3       23.0       24.0       23.3
         Latin America                      12.1       11.7       12.0       11.7
         Asia                                6.3        6.5        6.2        6.4
         Canada                              5.4        5.1        5.4        5.1

Segment Operating Margin:

         United States                       8.1%       7.4%       8.2%       7.4%
         Europe                             11.4       11.4       10.9       10.9
         Latin America                      17.9       17.2       17.8       17.9
         Asia                               10.9       11.9       12.3       12.2
         Canada                              8.0        3.8        7.3        3.7

         Consolidated                       10.2        9.6       10.2        9.6

     In the United States, sales in the second quarter of 1997 were $1.72 billion, decreasing 3.8% from $1.79 billion in the 1996 period. In the six months, sales of $3.43 billion decreased 2.4% from $3.52 billion in 1996.

     Unit sales of tires and engineered products in the U.S. decreased in the quarter but were higher in the six months. Revenues decreased in both periods due primarily to competitive tire pricing pressures, reduced volume in chemical products, lower revenues in oil transportation operations and the effects of the strike against the Company and strikes against U.S. original equipment manufacturers.

     U.S. operating income in the second quarter of 1997 was $138.6 million, increasing 5.3% from $131.8 million in the 1996 period. In the six months, operating income of $280.8 million increased 7.9% from $260.3 million in 1996.

     Operating income in the quarter and six months reflected lower raw material costs, lower SAG and the effects of cost containment measures, but was adversely affected in both periods by the previously mentioned strikes. Operating income in both the 1996 quarter and six months was reduced by charges totaling $12.6 million related to rationalizations and other provisions.

     In Europe, sales in the second quarter of 1997 were $805.3 million, increasing 5.1% from $766.2 million in the 1996 period. In the six months, sales of $1.57 billion increased 2.6% from $1.53 billion in 1996.

     Second quarter operating income in Europe was $91.7 million, increasing 5.0% from $87.3 million in the 1996 period. In the six months, operating income of $171.3 million increased 2.7% from $166.7 million in 1996. Operating income in both the second quarter and six months of 1996 was reduced by a $15.0 million charge related to rationalizations and other provisions.

     Sales and operating income in Europe were favorably impacted in both 1997 periods by the acquisition of a majority interest in tire and engineered products manufacturing and distribution operations in South Africa. Revenues were adversely affected by currency translation and competitive pricing pressures. Operating income benefited from lower raw material costs and productivity improvements.

     In Latin America, sales in the second quarter of 1997 were $401.9 million, increasing 3.0% from $390.4 million in the 1996 period. In the six months, sales of $785.0 million increased 1.7% from $771.8 million in 1996.

     Second quarter operating income in Latin America was $71.8 million, increasing 6.7% from $67.2 million in the 1996 period. In the six months, operating income of $140.1 million increased 1.2% from $138.4 million in 1996. Operating income in the 1996 quarter and six months was reduced by charges totaling $3.6 million and $10.1 million, respectively, related to rationalizations and other provisions and improvements in manufacturing efficiencies.

     Sales and operating income in Latin America were favorably impacted in the quarter and six months by higher unit sales of tires and engineered products, lower raw material costs and the effects of ongoing cost containment measures. Results were adversely affected by competitive pricing pressures.

     In Asia, sales in the second quarter of 1997 were $209.4 million, decreasing 2.7% from $215.2 million in the 1996 period. In the six months, sales of $408.7 million decreased 2.3% from $418.2 million in 1996.

     Second quarter operating income in Asia was $22.8 million, decreasing 11.6% from $25.7 million in the 1996 period. In the six months, operating income of $50.3 million decreased 1.9% from $51.2 million in 1996.

     Tire unit sales in Asia increased and operating income in the Asian tire business was higher in both the second quarter and six months, reflecting lower raw material costs and the effects of cost containment and productivity measures on manufacturing costs and SAG. Sales and operating income in the segment decreased in both periods due primarily to the strengthening of the U.S. dollar versus Asian currencies and lower results in natural rubber operations.

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

     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)                           Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        1997        1996        1997       1996
                                      --------    --------    --------    --------
Net Sales:

         Asia Segment                 $  209.4    $  215.2    $  408.7    $  418.2
         SPT                             204.2       209.1       387.8       402.9
                                      --------    --------    --------    --------
           Total                      $  413.6    $  424.3    $  796.5    $  821.1

Operating Income:

         Asia Segment                 $   22.8    $   25.7    $   50.3    $   51.2
         SPT                              20.3        21.5        35.1        39.0
                                      --------    --------    --------    --------
           Total                      $   43.1    $   47.2    $   85.4    $   90.2

     In Canada, sales in the second quarter of 1997 were $178.5 million, increasing 5.3% from $169.6 million in the 1996 period. In the six months, sales of $352.6 million increased 4.9% from $336.2 million in 1996.

     Second quarter operating income in Canada was $14.3 million, compared to $6.4 million in the 1996 period. In the six months, operating income of $25.7 million increased from $12.6 million in 1996.

     Sales and operating income in Canada increased in both periods, reflecting higher unit sales of tires and engineered products due in part to the USWA strike in the U.S., and lower raw material costs.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash provided by operating activities was $248.7 million during the first six months of 1997, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable and inventories, yet remained significantly lower than requirements in 1996.

     Net cash used in investing activities was $330.0 million during the first six months of 1997. Capital expenditures were $230.7 million, primarily for plant modernizations and expansions and new tire molds, and are expected to total $675 million in 1997.

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
(In millions)                         1997         1996         1997         1996
                                      ----         ----         ----         ----

Capital Expenditures               $  136.3     $  140.0     $  230.7     $  267.9
Depreciation                          121.3        114.4        237.4        226.0

     Other investing activities included the Company's first quarter acquisition of a majority ownership interest in tire and engineered products manufacturing and distribution operations in South Africa.

     Net cash provided by financing activities was $94.2 million during the first six months of 1997.

(Dollars in millions)       6/30/97         12/31/96           6/30/96
                            -------         --------           -------

Consolidated Debt          $1,614.7         $1,376.7          $1,995.6
Debt/Debt+Equity             31.6%            29.6%             35.9%

     During the second quarter of 1997, 478,200 shares of Common Stock of the Company were repurchased under the Company's $600 million three-year repurchase program, at an average cost of $51.93. At June 30, 1997, 1,478,200 shares have been repurchased under the February 1997 plan at an average cost of $53.06.

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates. At June 30, 1997 the interest rate on 53% of the Company's debt was fixed by either the nature of the obligation or through the interest rate swaps.

     Interest rate swaps in place and related weighted average interest rates follow:

(Dollars in millions)                                  Fixed Rate      Floating Rate
                                                        Contracts        Contracts
                                                        ----------     --------------
June 30, 1997:
- Notional principal amount                            $   150.0        $   110.0
- Pay fixed rate                                            7.16%             --
- Receive variable LIBOR                                    5.87              --
- Pay variable LIBOR                                        --               5.75%
- Receive fixed rate                                        --               6.24
- Average years to maturity                                  2.7              6.2
- Fair value: favorable (unfavorable)                  $    (0.2)       $     1.3
- Carrying amount: asset (liability)                        (0.5)             1.0

Second quarter  - Rate paid                                 7.52%            5.64%
                - Rate received                             5.72             6.24
Six months      - Rate paid                                 7.75             5.61
                - Rate received                             5.67             6.24


     Fixed rate contracts with notional principal amounts totaling $100 million matured in the second quarter of 1997.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 1997 the Company had short term uncommitted credit arrangements totaling $1.53 billion, of which $789 million were unused. The Company also had available long term credit arrangements at June 30, 1997 totaling $2.07 billion, of which $1.2 billion were unused.

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at June 30, 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in raw material and energy prices; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

         As reported at paragraph (C) of Item 3 of the Annual Report, in September of 1990, a civil action, Eastman Kodak Company, et al. v. Goodyear, et al. (No. CIV-2-90-221), was filed by Eastman in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder Eastman alleged infringement of a patent, which expired in December of 1994, in respect of certain processes used in the manufacture of polyester resin on ten production lines at the Pt. Pleasant, West Virginia polyester resin plant owned and operated by the Company until December 18, 1992, when it was sold to Shell Oil Company. Eastman sought monetary damages trebled for alleged willfulness, interest and costs. The Company counterclaimed against Eastman alleging, among other things, antitrust law violations, which counterclaims were dismissed by the trial court. The trial court also ruled that the patent did not cover the processes used in eight of the plant's production lines and, therefore, dismissed all infringement claims except with respect to two of the plant's production lines. On April 28, 1995, a jury rendered a verdict finding liability and assessing damages, having decided that the Company and Shell had infringed the patent in the operation of said two production lines but that such infringement was not willful. A judgment of $12,000,000, plus prejudgment and postjudgment interest thereon (approximately $8,500,000 through June 30, 1997) and court costs, was entered against the Company. The Company and Eastman appealed to the Court of Appeals, Federal Circuit, which affirmed the decisions of the trial court on May 26, 1997, except that the Company's tort claim was reinstated. On June 3, 1997, the Company petitioned the Court of Appeals for Rehearing In Banc, which appeal was denied on July 2, 1997. The Company is in the process of determining whether to appeal to the United States Supreme Court, pursue the tort claim in the District Court, or both, or to terminate its defense of this action. Review of this civil action by the Supreme Court would be at its discretion.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on April 14, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors listed in the Proxy Statement of the Company, dated February 26, 1997, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by the shareholders of the Company at the Annual Meeting, at which 135,627,556 shares of the Common Stock, without par value, of the Company (the

"Common Stock", the only class of voting securities of the Company outstanding), or approximately 86.456 percent of the 156,873,882 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of Registrant for election as directors of the Company. Thomas H. Cruikshank, Steven A. Minter and Agnar Pytte were nominated as Class III directors, each to hold office for a three year term expiring at the Company's 2000 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Gertrude G. Michelson was nominated as a Class II director, to hold office for a one year term expiring at the Company's 1998 Annual Meeting of Shareholders and until her successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                      Shares of Common   Shares of Common Stock
   Name of Director                    Stock Voted For   Withheld or Abstained
   ----------------                    ---------------   ---------------------

   Class III Directors
   -------------------

       Thomas H. Cruikshank              129,194,455           6,433,101
       Steven A. Minter                  129,210,107           6,417,449
       Agnar Pytte                       129,176,681           6,450,875

   Class II Director
   -----------------

      Gertrude G. Michelson              129,165,497           6,462,059

The seven directors whose terms of office continue after the Annual Meeting are:
(A) John G. Breen, William E. Butler, George H. Schofield, whose terms expire in 1998; and (B) Samir G. Gibara, William J. Hudson, Jr., William C. Turner and Martin D. Walker, whose terms expire in 1999.

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of the Company that the shareholders ratify the action of the Board of Directors in selecting and appointing Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1997 was submitted to, and voted upon by, the shareholders of Registrant. There were 134,921,695 shares of Common Stock voted in favor of, and 322,429 shares of Common Stock voted against, said resolution. The holders of 383,432 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of Price Waterhouse LLP as the independent accountants for the Company for 1997 was ratified by the shareholders. The resolution and related information are set forth under the caption "Ratification of Appointment of Independent Accountants" at page 7 of the Proxy Statement.

         3. APPROVAL OF ADOPTION OF 1997 PERFORMANCE INCENTIVE PLAN. A resolution proposed by the Board of Directors of the Company that the shareholders approve the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company (the "Plan"), which had been adopted by the Board of Directors on February 4, 1997 subject to shareholder approval, was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. The Plan provides, among other things, for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and awards, performance grants and awards and other stock-based grants and awards relating to or in respect of shares of the Common Stock of the Company to employees of the Company and its subsidiaries. There were 84,952,669 votes case in favor of, and 35,449,889 votes cast against, said resolution. The holders of 4,553,815 shares of Common Stock abstained and there were "broker non-votes" in respect of 10,671,183 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the Plan was approved by the shareholders. The resolution and information relating to the Plan are set forth at pages 7 through 12, inclusive, of the Proxy Statement. The Plan is set forth in its entirety as Appendix A to, at pages A-1 through A-12 of, the Proxy Statement. A copy of the Plan as adopted by the Board of Directors and approved by the Shareholders is filed with this Quarterly Report as Exhibit
10.1 and incorporated herein by specific reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (B) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 1997.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE GOODYEAR TIRE & RUBBER COMPANY
                                             (Registrant)

Date:  July 22, 1997               By   /s/ John W Richardson
                                      ---------------------------------
                                           John W Richardson,
                                           Vice President

                                      (Signing on behalf of
                                      Registrant as a duly
                                      authorized officer of
                                      Registrant and signing as
                                      the Principal Accounting
                                      Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                              INDEX OF EXHIBITS (1)

       EXHIBIT                                                                                         EXHIBIT
       -------                                                                                         -------
   TABLE ITEM NO.                                      Description of Exhibit                         NUMBER PAGE
   --------------                                      ----------------------                         -----------
           3                            ARTICLES OF INCORPORATION AND BY-LAWS
                                        --------------------------------------
                           Certificate of Amended  Articles of  Incorporation  of Registrant,              3.1
                           dated December 20, 1954,  and  Certificate of Amendment to Amended
                           Articles of Incorporation of Registrant,  dated April 6, 1993, and
                           Certificate of Amendment to Amended  Articles of  Incorporation of
                           Registrant  dated  June  4,  1996,   three  documents   comprising
                           Registrant's  Articles of Incorporation  as amended  (incorporated by reference,  filed with the Securities  and Exchange  Commission as Exhibit 3.1 to Registrant's  Quarterly  Report on Form 10-Q for
                           the quarter ended June 30, 1996).

                           Code  of  Regulations  of  The  Goodyear  Tire &  Rubber  Company,              3.2
                           adopted  November 22,  1955,  as amended  April 5, 1965,  April 7,
                           1980,   April  6,  1981  and  April  13,  1987   (incorporated  by
                           reference,  filed as Exhibit 4.1(B) to  Registrant's  Registration
                           Statement on Form S-3, File No. 333-1995).

           4                                      INSTRUMENTS DEFINING
                                            THE RIGHTS OF SECURITY HOLDERS,
                                              INCLUDING INDENTURES
                           -------------------------------------------------------------------
                           Conformed  copy of  Rights  Agreement,  dated as of June 4,  1996,              4.1
                           between  Registrant  and First  Chicago Trust Company of New York,
                           rights Agent  (incorporated  by  reference,  filed as Exhibit 1 to
                           Registrant's  Registration  Statement  on Form 8-A dated  June 11,
                           1996 and as Exhibit 4(a) to  Registrant's  Current  Report on Form
                           8-K dated June 4, 1996).



------------------------
- Pursuant to Item 601 of Regulation S-K.

       EXHIBIT                                                                                         EXHIBIT
       -------                                                                                         -------
   TABLE ITEM NO.                                      Description of Exhibit                         NUMBER PAGE
   --------------                                      ----------------------                         -----------
                           Specimen  nondenominational  Certificate  for shares of the Common              4.2
                           Stock,  Without Par Value,  of  Registrant;  First  Chicago  Trust
                           Company of New York as transfer agent and registrar  (incorporated by reference,  filed with the Securities  and Exchange  Commission as Exhibit 4.3 to Registrant's  Quarterly  Report on Form 10-Q for
                           the quarter ended September 30, 1996, File No. 1-1927).

                           Conformed copy of Revolving  Credit Facility  Agreement,  dated as              4.3
                           of July 15, 1994, among Registrant,  the Lenders named therein and
                           Chemical  Bank,  as Agent  (incorporated  by  reference,  filed as
                           Exhibit A to  Registrant's  Quarterly  Report on Form 10-Q for the
                           quarter ended September 30, 1994, File No. 1-1927).

                           Conformed copy of Replacement and Restatement Agreement,  dated as              4.4
                           of July 15, 1996, among Registrant,  the Lenders named therein and
                           The  Chase  Manhattan  Bank  (formerly  Chemical  Bank),  as Agent
                           (incorporated  by reference,  file as Exhibit 4.5 to  Registrant's
                           Quarterly  Report  on Form  10-Q for the  quarter  ended  June 30,
                           1996, File 1-1927).

                           Conformed copy of First  Amendment to Replacement  and Restatement              4.5        X-4.5-1
                           Agreement,  dated as of March  31,  1997,  among  Registrant,  the
                           Lenders  named  therein  and The Chase  Manhattan  Bank  (formerly
                           Chemical Bank), as Agent.



-------------------
-Pursuant to Item 601 of Regulation S-K.

       EXHIBIT                                                                                         EXHIBIT
       -------                                                                                         -------
   TABLE ITEM NO.                                 Description of Exhibit                              NUMBER PAGE
   --------------                                 ----------------------                              -----------
            4              No instrument defining the rights of holders of
                           long-term debt which relates to securities having an
                           aggregate principal amount in excess of 10% of the
                           consolidated assets of Registrant and its
                           subsidiaries was entered into during the quarter
                           ended June 30, 1997. In accordance with paragraph
                           (iii) to Part 4 of Item 601 of Regulation S-K,
                           agreements and instruments defining the rights of
                           holders of long term debt entered into during the
                           quarter ended June 30, 1997 which relate to
                           securities having an aggregate principal amount less
                           than 10% of the consolidated assets of Registrant and
                           its Subsidiaries (other than the agreement set forth
                           at Exhibit 4.5 to this Quarterly Report) are not
                           filed herewith. The Registrant hereby agrees to
                           furnish a copy of any such agreements or instruments
                           to the Securities and Exchange Commission upon
                           request.

         10                                        MATERIAL CONTRACTS
                                                   ------------------
                           1997  Performance  Incentive  Plan of The  Goodyear  Tire & Rubber              10.1    X-10.1-1
                           Company,  as adopted by the Board of  Directors of  Registrant  on
                           February 4, 1997 and approved by the  shareholders  of  Registrant on April 14, 1997.


         11                                   STATEMENT RE COMPUTATION OF
                                                  PER SHARE EARNINGS
                                              ---------------------------

                           Statement setting forth the computation of Per Share Earnings.                  11          X-11-1


         12                                     STATEMENT RE COMPUTATION
                                                       OF RATIOS
                                                ------------------------

                           Statement  setting forth the  computation  of Ratio of Earnings to              12          X-12-1
                           Fixed Charges.


         27                                        FINANCIAL DATA SCHEDULE                                 27          X-27-1
                                                   -----------------------





                                      E-3