Form 10-Q
period 1997-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1997-10-21
CIK 42582

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Yes   x      No
          ---        ---

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at September 30, 1997:        156,386,304


================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(In millions, except per share)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        1997            1996           1997            1996
                                                     ---------       ---------       ---------       ---------
NET SALES                                            $ 3,322.2       $ 3,267.7       $ 9,870.9       $ 9,842.7

Cost of Goods Sold                                     2,544.8         2,508.8         7,538.6         7,524.3
Selling, Administrative and General Expense              466.3           461.4         1,396.6         1,395.8
Interest Expense                                          28.4            33.2            91.9           100.6
Other (Income) Expense                                     7.3             0.1            18.2            21.0
Foreign Currency Exchange                                (10.1)           (0.7)          (16.3)            5.9
Minority Interest in Net Income of Subsidiaries           11.9            10.9            35.1            34.1
                                                     ---------       ---------       ---------       ---------
Income before Income Taxes                               273.6           254.0           806.8           761.0
United States and Foreign Taxes on Income                 79.5            83.8           250.1           251.1
                                                     ---------       ---------       ---------       ---------
NET INCOME                                           $   194.1       $   170.2           556.7           509.9
                                                     =========       =========
Retained Earnings at Beginning of Period                                               2,603.0         2,661.0

CASH DIVIDENDS                                                                          (131.3)         (116.1)
                                                                                     ---------       ---------
Retained Earnings at End of Period                                                   $ 3,028.4       $ 3,054.8
                                                                                     =========       =========


PER SHARE OF COMMON STOCK:

    NET INCOME                                       $    1.25       $    1.09       $    3.57       $    3.29
                                                     =========       =========       =========       =========

    CASH DIVIDENDS                                   $    0.28       $    0.25       $    0.84       $    0.75
                                                     =========       =========       =========       =========

Average Shares Outstanding                               156.2           155.3           156.1           154.8


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)
                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1997            1996
ASSETS:                                                                  ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $   226.7       $   238.5
     Accounts and notes receivable,
        less allowance (1997-$53.2, 1996-$58.1)                              1,998.9         1,706.0
     Inventories:
        Raw materials                                                          294.9           288.4
        Work in process                                                         86.3            77.2
        Finished product                                                     1,433.5         1,408.6
                                                                           ---------       ---------
                                                                             1,814.7         1,774.2
     Prepaid expenses and other current assets                                 321.1           306.3
                                                                           ---------       ---------
        TOTAL CURRENT ASSETS                                                 4,361.4         4,025.0

Investments in Affiliates, at equity                                           124.6           140.3
Long Term Accounts and Notes Receivable                                        199.0           216.2
Deferred Charges                                                             1,186.6         1,059.4
Other Assets                                                                   168.6           163.0
Properties and Plants,
     less accumulated depreciation (1997-$5,051.8, 1996-$4,935.8)            4,011.0         4,067.9
                                                                           ---------       ---------
    TOTAL ASSETS                                                           $10,051.2       $ 9,671.8
                                                                           =========       =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                              $ 1,068.2       $ 1,096.7
     Compensation and benefits                                                 811.8           742.5
     Other current liabilities                                                 279.9           300.4
     United States and foreign taxes                                           435.5           382.1
     Notes payable to banks                                                    510.0           218.1
     Long term debt due within one year                                         19.8            26.4
                                                                           ---------       ---------
        TOTAL CURRENT LIABILITIES                                            3,125.2         2,766.2

Compensation and Benefits                                                    1,956.3         1,988.1
Long Term Debt                                                                 927.4         1,132.2
Other Long Term Liabilities                                                    233.6           264.9
Minority Equity in Subsidiaries                                                268.0           241.3
                                                                           ---------       ---------
    TOTAL LIABILITIES                                                        6,510.5         6,392.7

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                        -               -
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 156,386,304 (156,049,974 in 1996)
      after deducting 39,292,364 treasury shares (39,628,694 in 1996)          156.4           156.1
Capital Surplus                                                              1,054.2         1,059.4
Retained Earnings                                                            3,028.4         2,603.0
Foreign Currency Translation and Other Adjustments                            (698.3)         (539.4)
                                                                           ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                               3,540.7         3,279.1
                                                                           ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $10,051.2       $ 9,671.8
                                                                           =========       =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:                             ------       ------

   NET INCOME                                                     $556.7       $509.9
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                               350.9        341.2
        Accounts and notes receivable                             (322.9)      (362.0)
        Inventories                                                (51.9)      (121.3)
        Accounts payable-trade                                     (49.2)      (159.0)
        Other assets and liabilities                                50.4        103.2
                                                                  ------       ------
                                 Total adjustments                 (22.7)      (197.9)
                                                                  ------       ------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                  534.0        312.0


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                      (377.6)      (405.4)
        Asset sales                                                 37.6         32.9
        Asset acquisitions                                        (108.6)       (92.1)
        Other transactions                                           7.3        (24.4)
                                                                  ------       ------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                 (441.3)      (489.0)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                   369.4        476.9
        Short term debt paid                                      (106.2)      (141.3)
        Long term debt incurred                                     10.4          8.9
        Long term debt paid                                       (216.5)       (33.2)
        Common stock issued                                         73.6         64.5
        Common stock purchased                                     (78.4)           -
        Dividends paid                                            (131.3)      (116.1)
                                                                  ------       ------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                  (79.0)       259.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents       (25.5)       (26.7)
                                                                  ------       ------
Net Change in Cash and Cash Equivalents                            (11.8)        56.0

Cash and Cash Equivalents at Beginning of the Period               238.5        268.3
                                                                  ------       ------
Cash and Cash Equivalents at End of the Period                    $226.7       $324.3
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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:


(In millions)                THREE MONTHS ENDED SEPT. 30           NINE MONTHS ENDED SEPT. 30
                             ---------------------------           --------------------------

                            Asia                                 Asia
                           Segment        SPT        Total      Segment         SPT          Total
                           -------        ---        -----      -------         ---          -----
NET SALES:
         1997              $201.6       $180.3      $381.9       $610.3       $568.1       $1,178.4
         1996               211.3        197.6       408.9        629.5        600.5        1,230.0

OPERATING PROFIT:
         1997              $ 21.6       $ 12.7      $ 34.3       $ 71.9       $ 47.8       $  119.7
         1996                23.0         15.5        38.5         74.2         54.5          128.7


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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited


(In millions)                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                              1997           1996           1997           1996
                                            --------       --------       --------       --------
INDUSTRY SEGMENTS
-----------------

   Sales to Unaffiliated Customers:
     Tires                                  $2,616.9       $2,541.8       $7,729.3       $7,631.8
     Related products and services             232.4          254.9          701.2          767.7
                                            --------       --------       --------       --------
         Total Tires                         2,849.3        2,796.7        8,430.5        8,399.5
     General Products                          449.4          440.3        1,366.8        1,346.3
     Oil Transportation                         23.5           30.7           73.6           96.9
                                            --------       --------       --------       --------
        NET SALES                           $3,322.2       $3,267.7       $9,870.9       $9,842.7
                                            ========       ========       ========       ========

   Income:
     Tires                                  $  264.0       $  248.7       $  796.0       $  749.5
     General Products                           54.7           49.6          159.5          142.6
     Oil Transportation                         14.8           15.3           46.2           50.7
                                            --------       --------       --------       --------
        OPERATING INCOME                       333.5          313.6        1,001.7          942.8

      Exclusions from operating income         (59.9)         (59.6)        (194.9)        (181.8)
                                            --------       --------       --------       --------
         Income before Income Taxes         $  273.6       $  254.0       $  806.8       $  761.0
                                            ========       ========       ========       ========


GEOGRAPHIC SEGMENTS
-------------------

   Sales to Unaffiliated Customers:
     United States                          $1,797.6       $1,783.0       $5,230.2       $5,301.8
     Europe                                    750.5          727.5        2,320.3        2,257.5
     Latin America                             403.2          378.9        1,188.2        1,150.7
     Asia                                      201.6          211.3          610.3          629.5
     Canada                                    169.3          167.0          521.9          503.2
                                            --------       --------       --------       --------
        NET SALES                           $3,322.2       $3,267.7       $9,870.9       $9,842.7
                                            ========       ========       ========       ========


   Income:
     United States                          $  169.5       $  136.4       $  450.3       $  396.7
     Europe                                     62.4           88.1          233.7          254.8
     Latin America                              65.4           60.6          205.5          199.0
     Asia                                       21.6           23.0           71.9           74.2
     Canada                                     14.6            5.5           40.3           18.1
                                            --------       --------       --------       --------
        OPERATING INCOME                    $  333.5       $  313.6       $1,001.7       $  942.8
                                            ========       ========       ========       ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

     Sales in the third quarter of 1997 were $3.32 billion, increasing 1.7% from $3.27 billion in the 1996 quarter. Net income in the quarter was $194.1 million ($1.25 per share), increasing 14.0% from net income of $170.2 million ($1.09 per share) in 1996.

     In the nine months, sales of $9.87 billion increased slightly from $9.84 billion in 1996. Net income of $556.7 million ($3.57 per share) increased 9.2% from net income of $509.9 million ($3.29 per share) in the 1996 period.

     Worldwide tire unit sales in the third quarter and nine months rose 7.4% and 4.4%, respectively, from 1996's levels, increasing in both the original equipment and replacement markets. In addition, unit sales of other automotive and industrial rubber products were higher in both periods.

     Revenues reflected continued worldwide competitive pricing pressures, which are expected to continue indefinitely, and the adverse effect of currency translations on international results. Results in the 1997 nine months were also adversely affected by an 18 day strike against the Company by the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (USWA) at 10 U.S. tire and engineered products manufacturing facilities, and by other strikes against various U.S. original equipment manufacturers.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                           Third Quarter                        Nine Months
                     1997                1996            1997              1996
                     ----                ----            ----              ----
         CGS         76.6%               76.8%           76.4%             76.4%
         SAG         14.0                14.1            14.1              14.2


     Cost of goods sold was favorably impacted in both 1997 periods by lower raw material costs, the effects of ongoing cost containment measures and improved productivity. Costs were adversely affected in the 1997 nine months by increased depreciation expense and the effects of the previously mentioned strikes. Selling, administrative and general expense decreased as a percent to sales in both 1997 periods, due primarily to the effects of ongoing cost containment measures.

     Interest expense decreased in both 1997 periods due primarily to lower average debt levels. Other (income) and expense in the third quarter of 1997 was adversely affected by lower interest income on time deposits. Foreign currency exchange expense was lower in both the third quarter and nine months due primarily to gains realized on the Company's net currency exposures. Net income in both 1997 periods also benefited from a lower estimated annual effective tax rate compared to 1996, resulting primarily from lower U.S. taxes on foreign source income.


SEGMENT INFORMATION
-------------------

     Segment operating income in the third quarter of 1997 was $333.5 million, increasing 6.4% from $313.6 million in the 1996 quarter. Segment operating margin rose to 10.0% of sales from 9.6% in the 1996 period.

     In the nine months, segment operating income was $1,001.7 million, increasing 6.3% from $942.8 million in the 1996 period. Segment operating margin rose to 10.1% of sales from 9.6% in the 1996 nine months.


INDUSTRY SEGMENTS
-----------------

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                            1997      1996       1997        1996
                                            ----      ----       ----        ----

Segment Contribution
 to Consolidated Sales:

         Tires                              85.8%      85.6%      85.4%      85.3%
         General Products                   13.5       13.5       13.8       13.7
         Oil Transportation                   .7         .9         .8        1.0

Segment Operating Margin:

         Tires                               9.3%       8.9%       9.4%       8.9%
         General Products                   12.2       11.3       11.7       10.6
         Oil Transportation                 63.0       49.8       62.8       52.3

         Consolidated                       10.0        9.6       10.1        9.6

TIRES
-----

     Sales in the third quarter of 1997 of $2.85 billion increased 1.9% from $2.80 billion in the 1996 period. In the nine months, sales of $8.43 billion increased slightly from $8.40 billion in 1996.

     Unit sales in the quarter and nine months increased in both the original equipment and replacement markets in North America and all international regions. Revenues in both periods were adversely affected by worldwide competitive pricing pressures and the adverse effects of currency translation on international results. Additionally, sales in the 1997 nine months reflected reduced demand in the U.S. resulting from strikes against certain vehicle production facilities.

     The following table presents changes in Company tire unit sales compared to the 1996 period:

                               Third Quarter                 Nine Months
                               -------------                 -----------
         U.S.                          3.4%                      1.2%
         International                11.7                       7.9
         Worldwide                     7.4                       4.4

     Tire segment operating income in the third quarter of 1997 was $264.0 million, increasing 6.2% from $248.7 million in the 1996 period. In the nine months, operating income of $796.0 million increased 6.2% from $749.5 million in 1996.

     Operating income in both the quarter and nine months reflected lower raw material costs and the effects of ongoing cost containment measures, but was adversely affected in the nine months by increased costs and lower revenues resulting from the previously mentioned strikes.

     Operating income in the 1996 quarter and nine months was reduced by charges totaling $10.7 million and $43.2 million, respectively, related to rationalizations and other provisions and costs related to improvements in manufacturing efficiencies.

GENERAL PRODUCTS
----------------

     Sales in the third quarter of 1997 were $449.4 million, increasing 2.1% from $440.3 million in the 1996 period. In the nine months, sales of $1.37 billion increased 1.5% from $1.35 billion in 1996.

     Sales increased in the quarter and nine months in engineered products on higher unit volume of automotive and industrial rubber products. Sales in chemical products decreased in both periods due to competitive pricing conditions and reduced volume.

     Operating income in the third quarter was $54.7 million, increasing 10.2% from $49.6 million in the 1996 period. In the nine months, operating income of $159.5 million increased 11.8% from $142.6 million in 1996.

     Operating income increased in the quarter and nine months in engineered products due to increased unit sales and improved productivity. Chemical operating income increased in both periods due primarily to lower manufacturing costs and a more favorable product mix.

     Operating income in the 1996 nine months was reduced by charges totaling $5.2 million related to rationalizations and other provisions.


OIL TRANSPORTATION
------------------

     Sales in the third quarter of 1997 were $23.5 million, decreasing 23.4% from $30.7 million in the 1996 period. In the nine months, sales were $73.6 million, decreasing 24.1% from $96.9 million in 1996.

     Operating income in the third quarter was $14.8 million, decreasing 2.7% from $15.3 million in the 1996 period. In the nine months, operating income was $46.2 million, decreasing 8.8% from $50.7 million in 1996.

     Sales and operating income decreased in the quarter and nine months due primarily to lower throughput and reduced spreads in purchasing, selling and exchanging activities. Margins increased due to lower depreciation expense resulting from the writedown of the All American Pipeline System and related assets in the fourth quarter of 1996.

GEOGRAPHIC SEGMENTS
-------------------

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                      1997     1996      1997      1996
                                      ----     ----      ----      ----

Segment Contribution
 to Consolidated Sales:

         United States                54.1%    54.6%     53.0%     53.9%
         Europe                       22.6     22.3      23.5      22.9
         Latin America                12.1     11.6      12.0      11.7
         Asia                          6.1      6.5       6.2       6.4
         Canada                        5.1      5.0       5.3       5.1


Segment Operating Margin:

         United States                 9.4%     7.7%      8.6%      7.5%
         Europe                        8.3     12.1      10.1      11.3
         Latin America                16.2     16.0      17.3      17.3
         Asia                         10.7     10.9      11.8      11.8
         Canada                        8.6      3.3       7.7       3.6

         Consolidated                 10.0      9.6      10.1       9.6

     In the United States, sales in the third quarter of 1997 were $1.80 billion, increasing slightly from $1.78 billion in the 1996 period. In the nine months, sales of $5.23 billion decreased 1.3% from $5.30 billion in 1996.

     Unit sales of tires and engineered products in the U.S. were higher in both the quarter and the nine months. Revenues were adversely affected in both periods by competitive pricing pressures, reduced volume in chemical products and lower revenues in oil transportation operations. In addition, results in the nine months reflected the effects of the previously mentioned strike against the Company and strikes against certain vehicle production facilities.

     U.S. operating income in the third quarter of 1997 was $169.5 million, increasing 24.3% from $136.4 million in the 1996 period. In the nine months, operating income of $450.3 million increased 13.5% from $396.7 million in 1996.

     Operating income in the quarter and nine months increased due primarily to lower raw material costs, lower SAG and the effects of cost containment measures. Operating income in the third quarter and nine months of 1996 was reduced by charges totaling $6.8 million and $19.4 million, respectively, related to rationalizations and other provisions.

     In Europe, sales in the third quarter of 1997 were $750.5 million, increasing 3.2% from $727.5 million in the 1996 period. In the nine months, sales of $2.32 billion increased 2.8% from $2.26 billion in 1996.

     Third quarter operating income in Europe was $62.4 million, decreasing 29.1% from $88.1 million in the 1996 period. In the nine months, operating income of $233.7 million decreased 8.3% from $254.8 million in 1996. Operating income in the nine months of 1996 was reduced by a $15.0 million charge related to rationalizations and other provisions.

     Tire unit sales in Europe increased in the third quarter and nine months in both the original equipment and replacement markets. In addition, results benefited in both periods by the acquisition of a majority interest in tire and engineered products manufacturing and distribution operations in South Africa. Sales and operating income were adversely affected by currency translation and competitive pricing pressures.

     In Latin America, sales in the third quarter of 1997 were $403.2 million, increasing 6.4% from $378.9 million in the 1996 period. In the nine months, sales of $1.19 billion increased 3.3% from $1.15 billion in 1996.

     Third quarter operating income in Latin America was $65.4 million, increasing 8.1% from $60.6 million in the 1996 period. In the nine months, operating income of $205.5 million increased 3.3% from $199.0 million in 1996. Operating income in the 1996 quarter and nine months was reduced by charges totaling $2.1 million and $12.2 million, respectively, related to rationalizations and other provisions and improvements in manufacturing efficiencies.

     Tire unit sales in Latin America increased in the third quarter and nine months in both the original equipment and replacement markets. Revenues rose in both periods on increased sales volume of tires and engineered products, and operating income benefited from lower raw material costs and the effects of ongoing cost containment measures.

     In Asia, sales in the third quarter of 1997 were $201.6 million, decreasing 4.6% from $211.3 million in the 1996 period. In the nine months, sales of $610.3 million decreased 3.1% from $629.5 million in 1996.

     Third quarter operating income in Asia was $21.6 million, decreasing 5.9% from $23.0 million in the 1996 period. In the nine months, operating income of $71.9 million decreased 3.1% from $74.2 million in 1996. Operating income in the 1996 quarter and nine months was reduced by charges totaling $1.8 million related to rationalizations and other provisions.

     Sales and operating income in Asia decreased in both the third quarter and nine months due primarily to the strengthening of the U.S. dollar versus Asian currencies, competitive pricing and lower results in natural rubber operations. Tire unit sales increased in the third quarter and nine months in both the original equipment and replacement markets. Operating income in the Asian tire business was favorably impacted by lower raw material costs and the effects of ongoing cost containment measures.

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


     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)            Three Months Ended                Nine Months Ended
                            September 30,                    September 30,
                        1997           1996              1997              1996
                        ----          ------            ------            ------
Net Sales:
         Asia Segment  $201.6         $211.3           $  610.3         $  629.5
         SPT            180.3          197.6              568.1            600.5
                        -----          -----            -------          -------
           Total       $381.9         $408.9           $1,178.4         $1,230.0

Operating Income:
         Asia Segment  $ 21.6         $ 23.0           $   71.9         $   74.2
         SPT             12.7           15.5               47.8             54.5
                         ----           ----             ------            -----
           Total       $ 34.3         $ 38.5           $  119.7         $  128.7

     In Canada, sales in the third quarter of 1997 were $169.3 million, increasing 1.5% from $167.0 million in the 1996 period. In the nine months, sales of $521.9 million increased 3.7% from $503.2 million in 1996.

     Third quarter operating income in Canada was $14.6 million, compared to $5.5 million in the 1996 period. In the nine months, operating income of $40.3 million increased from $18.1 million in 1996.

     Sales and operating income in Canada increased in both periods due primarily to higher unit sales of original equipment tires and engineered products and lower raw material costs and selling, administrative and general expenses.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash provided by operating activities was $534.0 million during the first nine months of 1997, as reported on the Consolidated Statement of Cash Flows. Working capital requirements during the period increased for accounts receivable and inventories, yet remained significantly lower than requirements during the 1996 period.

     Net cash used in investing activities was $441.3 million during the first nine months of 1997. Capital expenditures were $377.6 million, primarily for plant modernizations and expansions and new tire molds, and are expected to total $675 million in 1997.

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
(In millions)                         1997    1996     1997       1996
                                      ----    ----     ----       ----

Capital Expenditures                 $146.9  $137.5   $377.6     $405.4
Depreciation                          113.5   115.2    350.9      341.2


     Other investing activities included the Company's first quarter acquisition of a majority ownership interest in tire and engineered products manufacturing and distribution operations in South Africa, in addition to the third quarter acquisition of additional retreading operations in the United States and sale of the Jackson, Ohio automotive trim plant.

     Net cash used in financing activities was $79.0 million during the first nine months of 1997. Cash was used for the third quarter redemption of all $118.4 million of the Company's 10.26% promissory notes due 1999.

(Dollars in millions)       9/30/97         12/31/96           9/30/96
                           --------        ---------         ----------
Consolidated Debt          $1,457.2         $1,376.7          $1,840.7
Debt/Debt+Equity             29.2%            29.6%             33.2%

     No shares of Common Stock of the Company were repurchased during the third quarter under the Company's $600 million three-year repurchase program. At September 30, 1997, 1,478,200 shares have been repurchased under the February 1997 plan at an average cost of $53.06.

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates. At September 30, 1997 the interest rate on 53% of the Company's debt was fixed by either the nature of the obligation or through the interest rate swaps. Floating rate contracts with notional principal amounts totaling $110 million were sold in the third quarter of 1997, in connection with the previously mentioned redemption of the 10.26% promissory notes.

     Interest rate swaps in place and related weighted average interest rates follow:

(Dollars in millions)                       Fixed Rate                 Floating Rate
                                             Contracts                   Contracts
                                             ---------                   ---------
September 30, 1997:

 - Notional principal amount                    $150.0                      -
 - Pay fixed rate                                 7.16%                     -
 - Receive variable LIBOR                         5.83                      -
 - Average years to maturity                       2.4                      -
 - Fair value: (unfavorable)                    $ (0.5)                     -
 - Carrying amount: (liability)                   (0.1)                     -

Third quarter   - Rate paid                       7.16%                  5.75%
                - Rate received                   5.85                   6.24
Nine months     - Rate paid                       7.55                   5.63
                - Rate received                   5.70                   6.24


     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at September 30, 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 1997 the Company had short term uncommitted credit arrangements totaling $1.5 billion, of which $750 million were unused. The Company also had available long term credit arrangements at September 30, 1997 totaling $1.9 billion, of which $1.2 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet currently anticipated funding requirements.

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT
               ---------------------------------------------------

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in raw material and energy prices; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1996 (the "Annual Report"), wherein at Item 3, pages 13, 14, 15, and 16, the Company reported certain legal proceedings. Reference is also made to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter Report") and to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter Report"). In the First Quarter Report, at Item 1 of Part II, page 13, the Company reported certain developments regarding the legal proceedings described at paragraph (A) of Item 3 of the Annual Report. In the Second Quarter Report, at Item 1 of Part II, page 16, the Company reported certain developments regarding the legal proceedings described at paragraph (C) of Item 3 of the Annual Report.

         The Company reports the following developments in respect of the legal proceedings described at paragraphs (C) and (D) of Item 3 of the Annual Report:

         (1) As reported at paragraph (C) of Item 3 of the Annual Report, as supplemented at Item 1 of Part II of the Second Quarter Report, in September of 1990, a civil action, EASTMAN KODAK COMPANY, ET AL. V. GOODYEAR, ET AL. (No. CIV-2-90-221), was filed by Eastman Kodak Company, now Eastman Chemical Company as the successor in interest ("Eastman"), in the United States District Court for the Eastern District of Tennessee, Northeastern Division, whereunder Eastman alleged infringement of a patent, which expired in December of 1994, in respect of certain processes used in the manufacture of polyester resin on ten production lines at the Pt. Pleasant, West Virginia polyester resin plant owned and operated by the Company until December 18, 1992, when it was sold to Shell Oil Company. The Company counterclaimed against Eastman alleging, among other things, tort claims and antitrust law violations, which were dismissed by the trial court. The trial court also ruled that the processes used in eight of the plant's production lines did not infringe the patent. The jury rendered a verdict of non-willful infringement in respect of two of the plant's production lines and a judgment of $12,000,000, plus prejudgment and postjudgment interest thereon (approximately $8,500,000) and court costs, was entered against the Company. The Company and Eastman appealed to the Court of Appeals, Federal Circuit, which affirmed the decisions of the trial court on May 26, 1997, except that the Company's tort claim was reinstated. On June 3, 1997, the Company petitioned the Court of Appeals for Rehearing In Banc, which appeal was denied on July 2, 1997. On September 19, 1997, the litigation was concluded pursuant to a Satisfaction of Judgment whereunder Goodyear paid $20 million to Eastman and filed a Stipulation of Dismissal of the Company's tort claim. Prior to the Company's payment to Eastman, the manufacturer of certain of the equipment used at the plant paid $17.655 million to the Company in satisfaction of its contractual obligation to indemnify the Company against liability for patent infringement. The Company also received an additional $234,952 from another contractual indemnitor.

         (2) As reported at paragraph (D) of Item 3 of the Annual Report, in December of 1993, certain civil actions filed against the Company and numerous other defendants in Judicial District Court,

Galveston, Texas, by 72 individual plaintiffs were consolidated into a single action styled WHALEN, ET AL. V. AES, INC, ET AL.; Case No. 93-CV-0211. The plaintiffs alleged that, among other things, the Company and several other named defendants caused personal injuries and property damage by depositing allegedly hazardous wastes at the McGinnis Waste Disposal Site. The plaintiffs' sought an aggregate of $2 billion in actual damages and $13 billion in punitive damages. In prior years, certain plaintiffs withdrew or were dismissed and 30 plaintiffs entered into a settlement with the Company and other defendants at an aggregate cost to the Company of approximately $5,600. In August of 1997, the remaining 24 plaintiffs entered into a settlement agreement with the Company and the other defendants whereunder the Company paid a total of $10,585 to the plaintiffs, thereby concluding this litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 1997.


                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE GOODYEAR TIRE & RUBBER COMPANY
                                                 (Registrant)

Date:  October 21, 1997               By         /s/ John W Richardson
                                         -------------------------------------
                                                  John W Richardson,
                                                   Vice President

                                      (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                              INDEX OF EXHIBITS (1)

       EXHIBIT                                                                                      EXHIBIT
       -------                                                                                      -------
   TABLE ITEM NO. *                        Description of Exhibit                                 NUMBER PAGE
 --------------------            -------------------------------------                            ------ ----
           3                     ARTICLES OF INCORPORATION AND BY-LAWS
                                 --------------------------------------

                            (a) Certificate of Amended Articles of Incorporation of Registrant, dated December 20, 1954, and
                            Certificate of Amendment to Amended Articles of
                            Incorporation of Registrant, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of Registrant dated June 4, 1996, three documents comprising Registrant's Articles of Incorporation as amended (incorporated by reference, filed with the Securities and Exchange Commission as
                            Exhibit 3.1 to Registrant's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).

                            (b) Code of Regulations of The Goodyear Tire &
                            Rubber Company, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981 and April 13, 1987 (incorporated by reference, filed as Exhibit 4.1(B) to Registrant's Registration
                            Statement on Form S-3, File No. 333-1995).

           4                             INSTRUMENTS DEFINING
                                    THE RIGHTS OF SECURITY HOLDERS,
                                          INCLUDING INDENTURES
                            ----------------------------------------------------

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

----------
*Pursuant to Item 601 of Regulation S-K.

       EXHIBIT                                                                                      EXHIBIT
       -------                                                                                      -------
   TABLE ITEM NO. *                        Description of Exhibit                                 NUMBER PAGE
 --------------------            -------------------------------------                            ------ ----
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

                            (f) Conformed copy of First Amendment to Replacement and Restatement Agreement, dated as of March 31, 1997, among Registrant, the Lenders named therein and The Chase Manhattan Bank (formerly Chemical
                            Bank), as Agent (incorporated by reference, filed as
                            Exhibit 4.5 to Registrant's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1997, File
                            1-1927).



----------
*Pursuant to Item 601 of Regulation S-K.

       EXHIBIT                                                                                      EXHIBIT
       -------                                                                                      -------
   TABLE ITEM NO. *                        Description of Exhibit                                 NUMBER PAGE
 --------------------            -------------------------------------                            ------ ----
            4               No instrument defining the rights of holders of
                            long-term debt which relates to securities having an
                            aggregate principal amount in excess of 10% of the
                            consolidated assets of Registrant and its
                            subsidiaries was entered into during the quarter
                            ended September 30, 1997. In accordance with
                            paragraph (iii) to Part 4 of Item 601 of Regulation
                            S-K, agreements and instruments defining the rights
                            of holders of long term debt entered into during the
                            quarter ended September 30, 1997 which relate to
                            securities having an aggregate principal amount less
                            than 10% of the consolidated assets of Registrant
                            and its Subsidiaries are not filed herewith. The
                            Registrant hereby agrees to furnish a copy of any
                            such agreements or instruments to the Securities and
                            Exchange Commission upon request.



         11                           STATEMENT RE COMPUTATION OF
                                          PER SHARE EARNINGS
                            ----------------------------------------------------

                            Statement setting forth the computation of Per Share                 11     X-11-1
                            Earnings.

         12                            STATEMENT RE COMPUTATION
                                              OF RATIOS
                            ----------------------------------------------------

                            Statement setting forth the computation of Ratio of                  12     X-12-1
                            Earnings to Fixed Charges.


         27                            FINANCIAL DATA SCHEDULE
                            ----------------------------------------------------
                                                                                                 27     X-27-1
                            Financial Data Schedule.


----------
*Pursuant to Item 601 of Regulation S-K.