Form 10-K
period 1997-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1998-03-06
CIK 42582

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
Common Stock, Without Par Value                    New York Stock Exchange
                                                   Chicago Stock Exchange
                                                      Pacific Exchange

Preferred Stock Purchase Rights                    New York Stock Exchange
                                                   Chicago Stock Exchange
                                                      Pacific Exchange

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

                   Yes [X}                      No __
                           ---------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ].

                      ------------------------------------

      The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 17, 1998, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $68.125 on that date, was approximately $10,683,228,089.37

                      ------------------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 17, 1998:

                                   156,818,027
                      ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

  PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 26, 1998,
          FOR ITS 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED
                          BY REFERENCE INTO PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

   ITEM                                                                                              PAGE
  NUMBER                                                                                            NUMBER
---------                                                                                         ----------

                                                       PART I

1            Business ..........................................................................        1

2            Properties ........................................................................       12

3            Legal Proceedings .................................................................       13

4            Submission of Matters to a Vote of Security Holders ...............................       15

4(A)         Executive Officers of Registrant ..................................................       15


                                                       PART II

5             Market for Registrant's Common Equity and Related
                Stockholder Matters ............................................................       20

6             Selected Financial Data ..........................................................       21

7             Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................................       22

7(A)          Quantitative and Qualitative Disclosures About
                Market Risk ....................................................................       31

8             Financial Statements and Supplementary Data ......................................       32

9             Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ............................................       54


                                                       PART III

10            Directors and Executive Officers of the Registrant ...............................       54

11            Executive Compensation ...........................................................       54

12            Security Ownership of Certain Beneficial Owners and
                Management .......................................................................     54

13            Certain Relationships and Related Transactions ...................................       54


                                                        PART IV

14            Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K .........................................................................     55

                Signatures .......................................................................     57

                Index to Financial Statement Schedules ...........................................    FS-1

                Index of Exhibits ................................................................     X-1

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

      Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. In 1997, Goodyear's net sales were $13.155 billion and net income was $558.7 million. Net income in 1997 included net after-tax charges of $176.3 million for certain rationalizations. Goodyear's worldwide employment averaged 95,472 during 1997.

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

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

      Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in the prices paid for raw materials and energy; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

      During 1997, Goodyear announced that it will introduce for broad market application passenger tires using extended mobility technology (EMT). EMT run-flat tires will enable cars to travel up to 50 miles at up to 55 mph after losing tire pressure and are expected ultimately to eliminate the need for spare tires. The Registrant also introduced a new Unisteel G-177 truck tire line which features a high-tensile steel reinforced casing, a new skid resistant tread design and a new damage resistant tread compound.

      During 1997, the Company acquired a tread rubber plant in Social Circle, Georgia, a hose manufacturing company in Venezuela and a 75% interest in an air springs and power transmission products manufacturing facility in the Republic of Slovenia. These acquisitions represent an aggregate investment of approximately $42 million. The Company sold its Jackson, Ohio, automotive parts plant and a plantation in Guatemala during 1997. Effective March 1, 1998, the Company sold its Calhoun, Georgia, latex processing facility.

      Effective January 1, 1997, the Company re-entered the South African market by acquiring from Consol Limited a 60% equity interest in the tire and engineered rubber products businesses of Contred for approximately $121 million including loans assumed. On March 2, 1998, the Company purchased the remaining 40 percent interest in its Contred subsidiary from Anglovaal Industries Ltd. for approximately $59 million. The businesses acquired include the tire and engineered products manufacturing facilities sold by Goodyear to Consol Limited in 1989, which have been updated, a chain of retail tire outlets and numerous truck and earthmover tire retreading facilities located throughout South Africa.

      In February 1997, Goodyear entered into a four year commitment to produce tires for Dunlop Tire Corporation and the OHTSU Tire & Rubber Co., Ltd., affiliates of Sumitomo Rubber Industries Ltd., in North America and Sumitomo Rubber agreed to produce tires for Nippon Goodyear in Japan during the same four-year period.

      Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Expansions of the Company's Freeport, Illinois, and Valleyfield, Quebec tire plants were completed during 1997. Significant plant modernization and expansion projects are presently underway at the Company's Napanee, Ontario, Americana, Brasil, Fayetteville, North Carolina, Marikina, Philippines and Debica, Poland tire plants, at the Company's Statesville, North Carolina tire mold plant, and at the Beaumont, Texas, synthetic rubber and rubber chemicals plant. During 1998, the Company will commence construction of a new $60 million passenger tire manufacturing plant in Brazil.


            FINANCIAL INFORMATION ABOUT GOODYEAR'S INDUSTRY SEGMENTS

      Financial information relating to Goodyear's "Industry Segments" for each of the three years in the period ended December 31, 1997 appears in Note 17 captioned "Business Segments", and in the tabulation captioned "Industry Segments" at Note 17, of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 48 and 49, respectively, and is incorporated herein by specific reference.


             DESCRIPTION OF GOODYEAR'S BUSINESS -- INDUSTRY SEGMENTS

TIRES

      Goodyear's principal Industry Segment is the development, manufacture, distribution and sale of tires and related products and services (the "Tires Segment"). The principal class of products in the Tires Segment is tires for most applications. No other class of products or services in the Tires Segment accounted for as much as 10% of Goodyear's sales during any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the Tires Segment, and the percentage of Goodyear's sales attributable to tires, for each of the three years ended December 31, 1997:

                                                                           YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                      1997         1996            1995
                                                                     ------        ------         ------
         Tires Segment sales....................................     85.7%         85.5%           85.5%
               Tire sales.......................................     78.7%         77.1%           76.7%
         Tires Segment operating income.........................     74.7%        243.8%(1)        81.9%

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

      A variety of Goodyear-brand radial passenger tire lines are sold in the United States, including the premium all season Infinitred, the Eagle performance touring tire lines, and the Eagle Gatorback and Eagle Aquatred high performance tire lines. The major lines of Goodyear-brand radial light truck tires offered in the United States are the Wrangler and Workhorse. Goodyear manufactures and sells several lines of radial passenger and light truck tires in Europe, led by the Eagle and the Eagle Aquatred passenger tire lines and the Wrangler light truck tire line. In Asia and Latin America, both radial and bias-ply Goodyear-brand passenger and light truck tires are manufactured and sold, led by the GPS2 and Eagle Aquatred in Asia and the GPS2 in Latin America.

      Goodyear manufactures and markets a full line of all-steel cord and belt construction radial medium truck tires, the Unisteel series, for applications ranging from line-haul highway use to off-road service. Goodyear also offers a full line of bias-ply medium truck tires. Goodyear produces several lines of tires for other applications, including radial and bias-ply tires for farm machinery, heavy equipment and aircraft, and inner tubes for truck tires and various other applications. Goodyear manufactures new aircraft tires in the United States and Asia. Goodyear sells new, and manufactures and sells retreaded, aircraft tires in the United States, Europe, Latin America and Asia.

      The Kelly-Springfield Tire group ("Kelly"), manufactures and markets numerous lines of radial and bias-ply passenger and truck tires in the United States replacement market and sells various lines of Kelly-brand tires in the replacement markets in Canada and certain other countries.

      RELATED PRODUCTS AND SERVICES. Goodyear also retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers, and manufactures and sells tread rubber and other tire retreading materials for various applications. Additional products and services in the Tires Segment include: automotive repair services provided by Goodyear through its retail outlets; the sale to dealers and consumers of automotive repair and maintenance items, automotive equipment and accessories and other items; the operation of two rubber plantations and the processing and sale of natural rubber; and miscellaneous other products and services.


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

      All passenger tires (except bias-ply temporary spare tires) and approximately 87% of all light and medium truck tires sold by the Company in the United States during 1997 were radial. Approximately 97% of all passenger tires and approximately 53% of all light and medium truck tires sold by the Company outside the United States during 1997 were radial. Approximately 26% of passenger tires sold in the United States during 1997 were high performance tires.

      Goodyear's tires are sold under highly competitive conditions. On a worldwide basis, Goodyear has two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Goodyear also competes worldwide with several other major foreign based tire manufacturing concerns, including Continental, Pirelli, Sumitomo, Toyo, Yokohama and several Korean tire companies. Goodyear's principal competitors with operations in the United States are Bridgestone, Firestone (acquired by Bridgestone in 1988), Michelin, Uniroyal-Goodrich (acquired by Michelin in 1990), Continental, General (acquired by Continental in 1987) and Cooper.

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

      Goodyear is a major supplier, on a direct sale basis, of tires to most manufacturers of automobiles, trucks, farm and construction equipment and other vehicles, both in the United States and in numerous other countries. Goodyear sells tires to the major automobile and truck manufacturers located in the United States: Ford, General Motors, Chrysler, Toyota, Nissan, Honda, NUMMI, AAI, Navistar, Mack Truck, Freightliner, Peterbilt and Kenworth. Goodyear supplies tires to several European manufacturers, including Fiat, Daimler-Benz, Volkswagen, Volvo, Ferrari, BMW, Peugeot, Alfa Romeo and Renault, to six Japanese manufacturers, Nissan, Mazda, Toyota, Honda, Mitsubishi and Isuzu, and to subsidiaries of General Motors, Ford and Chrysler throughout the world. Goodyear also supplies major manufacturers of construction and agricultural equipment, including Caterpillar, J. I. Case, John Deere, Massey-Ferguson and New Holland N.V.

      Goodyear-brand tires for the United States replacement market are sold through various channels of distribution. The principal method of distribution is a large network of independent dealers and franchisees. Goodyear-brand tires are also sold to several national and regional retail marketing firms, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and Montgomery Ward. In addition, approximately 727 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) are operated by the Registrant under the Goodyear name or under various other trade styles and approximately 155 retail and commercial tire sales outlets are operated by subsidiaries of the Registrant. Several lines of Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brands of tires are also sold to independent dealers, to national and regional wholesale marketing organizations, including TBC Corporation, to retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, to service stations and to various other retail marketers.

      Goodyear sells tires outside the United States to original equipment manufacturers and in the replacement market through independent wholesale distributors, its own wholesale distribution organizations, and, in some countries, its own retail stores. In certain countries Goodyear contracts for the manufacture by others of Goodyear-brand tires.

      No customer or group of affiliated customers accounted for as much as 5.4% of Goodyear's consolidated net sales during 1997, 1996 or 1995. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 21.6% of consolidated net sales for each of 1997, 1996 or 1995. No customer or group of affiliated customers accounted for as much as 4.2% of Tires Segment sales during 1997, 1996 or 1995. The ten largest customers of the Tires Segment represented less than 21.7% of Tire Segment sales for each of 1997, 1996 and 1995.

      Based on a composite of industry sources and information published by the Rubber Manufacturers Association (the "RMA"), it is estimated that approximately 238 million passenger tires were sold in the United States during 1997, compared to approximately 232 million in 1996. Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 1998 to increase approximately .7% compared to 1997, with 1998 passenger tire demand expected to decrease approximately .2% in the original equipment market and increase approximately 1.0% in the replacement market.

      Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 53 million light and medium highway truck tires were sold in the United States during 1997, compared to 50 million units sold during 1996. Goodyear estimates that demand for light and medium highway truck tires in the United States during 1998 will increase approximately 1.8%.

      The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:



       GOODYEAR WORLDWIDE UNIT SALES OF PASSENGER, TRUCK AND FARM TIRES--
               PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES

                                                                 1997 vs 1996           1996 vs 1995
                                                                --------------         --------------
         United States........................................      1.9%                     (.7)%
         Foreign..............................................      8.2%                     12.6%
               Worldwide......................................      5.0%                      5.4%

      Based on information available from various industry and other sources and information published by the RMA, the Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, is the third largest tire manufacturer in the world. Based on various industry and other sources, it is estimated that the Company's share of the worldwide auto, truck and farm tire markets was approximately 19% in 1997, compared to approximately 18% in 1996 and 1995.

      Related products and services, including automotive parts, automotive maintenance and repair services and associated merchandise, are sold in the United States through approximately 882 retail outlets operated by the Company. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased for resale by the Company, are distributed to many of the Company's tire dealers and franchisees. Related products are sold principally in the United States and Canada under highly competitive conditions.


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

OTHER INFORMATION

      Goodyear does not consider its Tires Segment business to be seasonal to any significant degree. Goodyear maintains a significant inventory of new tires in order to rationalize production schedules and assure prompt delivery to its customers. Goodyear manages its inventory in order to minimize working capital requirements and avoid unnecessary increases in unit production costs while balancing production schedules with fluctuations in demand.

      Goodyear offers its customers various financing and extended payment programs from time to time. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and the prevailing practices in the tire industry.

      Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 92% of capacity during 1997 (excluding the 19 day period plants were closed due to the strike by the United Steel Workers at 5 tire plants in the United States), 91% of capacity during 1996 and 95% of capacity during 1995. Goodyear's worldwide tire capacity utilization was approximately 90% during 1997 (excluding the effects of said strike), 89% during 1996 and 93% during 1995. In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building, or have announced plans to install, additional capacity for passenger tires and light and medium truck tires over the next few years. Goodyear has also acquired, or is in the process of installing, acquiring or obtaining access to, new tire manufacturing capacity in various markets, including China, India, the Philippines, Poland, Slovenia and South Africa. Continued high levels of capacity utilization by the tire industry during 1998 will be dependent on continued high production levels by the original equipment manufacturers in the United States and growth in the original equipment markets in Europe, Asia and Latin America, coupled with continued high levels of demand in the replacement markets throughout the world.


GENERAL PRODUCTS

      Another Industry Segment is the development, manufacture, distribution and sale of numerous rubber, chemical and thermoplastic products (the "General Products Segment"). No class of products or services in the General Products Segment accounted for as much as 10% of Goodyear's net sales in any of the last three years. The table below sets forth the percentage of Goodyear's net sales and operating income attributable to the General Products Segment for each of the three years ended December 31, 1997:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                            1997         1996         1995
                                                                           ------       ------       ------
      General Products Segment sales.................................      13.7%        13.6%         13.5%
      General Products Segment operating income......................      19.9%        44.5%(1)      13.6%

      Note: (1) If determined before giving effect to the $755.6 million writedown of the assets of the Oil Transportation Segment, General Products Segment operating income represented 14.5% of Goodyear's total operating income in 1996.

      The products and services comprising the General Products Segment include:

      VEHICLE COMPONENTS. Goodyear manufactures automotive belts and hoses, air springs, engine mounts, and various chassis parts for motor vehicles.

      ENGINEERED RUBBER PRODUCTS. Goodyear produces various engineered rubber products, including: conveyor and power transmission belts; air, steam, oil, water, gasoline, materials handling and hydraulic hose for industrial applications; tank tracks; and various other products.

      CHEMICAL PRODUCTS. Goodyear produces a broad line of synthetic rubber, latices, resins and organic chemicals used in rubber and plastic processing.


MARKETS AND DISTRIBUTION -- OTHER INFORMATION

      Most products of the General Products Segment are sold directly to manufacturers or through independent wholesale distributors. During 1997, the five largest customers of the General Products Segment accounted for approximately 25.6% of General Products Segment sales and no customer accounted for more than 13.5% of General Products Segment sales. Goodyear does not maintain a significant inventory when considered in relation to the volume of business transacted.

      The General Products Segment consists of a large number of product lines in respect of which several manufacturers produce some, but not all, of the products manufactured by Goodyear. There are numerous suppliers of automotive belts and hose products and other rubber components for motor vehicles. More than 50 major firms participate in the engineered rubber products market. Goodyear is a major producer of synthetic rubber, rubber chemicals and latex. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by the General Products Segment are generally considered to be high quality and competitive in service and price.


OIL TRANSPORTATION

      Goodyear's crude oil transportation and related activities (the "Oil Transportation Segment") are conducted by the Celeron group of companies ("Celeron"). The table below sets forth the percentage of Goodyear's net sales and operating income (or loss), attributable to the Oil Transportation Segment for each of the three years ended December 31, 1997:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                            1997         1996          1995
                                                                           ------       ------        ------
      Oil Transportation Segment sales..................................     .6%          .9%          1.0%
      Oil Transportation Segment operating income (loss)................    5.4%      (188.3%)(1)      4.5%

      Note: (1) If determined before giving effect to the $755.6 million writedown of Oil Transportation Segment assets, Oil Transportation Segment operating income represented 5.9% of Goodyear's total operating income in 1996.

      All American Pipeline Company, a wholly-owned subsidiary of Registrant ("All American"), owns and operates a heated crude oil pipeline system which extends from two points on the California Coast to McCamey, Texas (the "All American System"). Celeron Gathering Company, a wholly-owned subsidiary of Registrant ("Celeron Gathering"), owns and operates a crude oil gathering pipeline in the San Joaquin Valley, California (the "Celeron Gathering System"). Celeron Trading & Transportation Company, a wholly-owned subsidiary of Registrant, engages in various crude oil exchanging, purchasing and selling activities.


ALL AMERICAN SYSTEM

      The All American System is a heated crude oil pipeline system, consisting of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas, an 11 mile segment extending along the California Coast from Las Flores to Gaviota, and related terminal and oil storage facilities. The All American System is capable of transporting up to 300,000 barrels per day of heavy crude oils, 450,000 barrels per day of lighter crude oils or lower daily volumes of combinations of heavy crude oils (which may require heating) from fields on the outer continental shelf along the California coast in the Santa Barbara Channel -- Santa Maria Basin area ("OCS Crude Oil") and lighter crude oils (which do not require heating) from various onshore California fields ("California Crude Oil") or other sources to System outlet stations in California for delivery through other pipelines to refineries in the Los Angeles Basin and in the greater San Francisco area and to All American System outlet stations in Wink and McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. The All American System in the past has also transported Alaska North Slope crude oil ("ANS Crude Oil") received from other pipelines from insert points in central California to terminals located near McCamey, Texas.

      Several producers of OCS Crude Oil have entered into transportation agreements with the All American System for the transport of available quantities of OCS Crude Oil at specified tariff rates. An average of approximately 118,000 barrels per day of OCS Crude Oil were transported by the All American System during 1997. Approximately 87% of the OCS Crude Oil tendered was transported by the All American System to outlet stations in central California for delivery via other pipelines to refineries in the Los Angeles Basin or the San Francisco Bay area, with the balance transported to System outlet stations in Wink and McCamey, Texas, for delivery via other pipelines to refineries in the Mid-continent region and along the Texas Gulf Coast. It is anticipated that during 1998 the average number of barrels per day of OCS Crude Oil tendered for shipment will be lower than during 1997 and that substantially all of the OCS Crude Oil tendered will be for delivery to refineries in California.

      The average volume of crude oil transported by the All American System was approximately 195,000 barrels per day in 1997, 207,000 barrels per day in 1996 and 217,000 barrels per day in 1995. The average tariff per barrel of crude oil transported by the All American System during 1997 was $1.38, compared to $1.65 during 1996 and $1.76 during 1995. The All American System transported crude oil tendered for shipment an average distance of 461 miles in 1997, 627 miles in 1996 and 791 miles in 1995. It is anticipated that during 1998 the All American System will, on an average daily volume basis, transport lower quantities of OCS Crude Oil and substantially the same quantities of California Crude Oil. During 1998, it is expected that the volume of crude oil transported by the All American System within California will be somewhat higher than in 1997, while the volume of crude oil transported to locations outside California will be significantly lower than in 1997.

      As a result of industry developments indicating that the quantities of OCS Crude Oil, California Crude Oil and ANS Crude Oil expected to be tendered in the future to the All American System for transportation will be lower than previously estimated and that the volumes of crude oil expected to be transported by the All American System to markets outside California in the future would be significantly lower than previously anticipated, in accordance with Statement of Financial Accounting Standards No. 121 the carrying value of the assets of the All American System was reduced to $420 million, and a charge of $755.6 million ($499.3 million after tax) was recorded, in the fourth quarter of 1996.


CELERON GATHERING SYSTEM

      Celeron Gathering owns and operates the Celeron Gathering System, a 43-mile crude oil gathering pipeline system, which has a design capacity of up to 100,000 barrels per day. Celeron Gathering uses the Celeron Gathering System in connection with its gathering, exchanging, purchasing and selling of crude oil produced in the South Belridge and Midway Sunset areas of the San Joaquin Valley. The major portion of crude oil acquired is ultimately sold to or exchanged with refiners located in, or shippers transporting crude oil to, the Mid-continent and Gulf Coast areas. Celeron Gathering also trades crude oil in California, most of which is used by refiners located in the Los Angeles Basin or in Northern California.


GOVERNMENT REGULATION

      The All American System is a common carrier pipeline system and, as such, under current law is subject to the general jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Pursuant to the Interstate Commerce Act, the All American System is subject to FERC regulation as to tariffs, annual reporting requirements and other operating matters. In accordance with current laws and the regulations of the FERC, the All American System has filed with the FERC tariffs for transportation services being offered to shippers desiring to transport crude oil through the All American System or portions thereof. The All American System will file an Annual Report on FERC Form No. 6 with the FERC in March of 1998 in respect of its activities during 1997. The All American System is also subject to the jurisdiction of the California Public Utilities Commission (the "Cal PUC") in respect of certain of its California intrastate transportation services. The Celeron Gathering System is a proprietary intrastate gathering pipeline system and, as such, is not subject to the general jurisdiction of the FERC or to the jurisdiction of the Cal PUC.


                          GENERAL BUSINESS INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The principal raw materials used in Goodyear's products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 55%, 54% and 54% of all rubber consumed by Goodyear worldwide during 1997, 1996 and 1995, respectively. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. The major portion of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

      Nylon and polyester yarn, substantial quantities of which are processed in Goodyear's textile mills, and wire for radial tires, a portion of which is produced by Goodyear, are used in significant quantities by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1997, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 1998.

      Goodyear uses substantial quantities of chemicals and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

      Natural rubber and certain other raw material prices decreased during 1997. In general, the Company does not anticipate significant changes in raw material prices during 1998, although most commodity materials are likely to continue to be subject to some price volatility.

PATENTS AND TRADEMARKS

      Goodyear owns approximately 1,773 patents issued by the United States Patent Office and approximately 6,776 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products.

Goodyear also has approximately 431 applications for United States Patents pending and approximately 4,827 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Industry Segments.

      Goodyear owns and uses approximately 1,020 different trademarks, including several using the word "Goodyear". These trademarks are protected by approximately 6,850 registrations worldwide. Goodyear also has approximately 1,000 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

BACKLOG

      Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Industry Segments or its business considered as a whole.

GOVERNMENT BUSINESS

      The total amount of Goodyear's business during 1997 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approximately .6% of Goodyear's consolidated net sales for 1997. The amount of business under such contracts or subcontracts during 1996 was 1.1% of consolidated net sales for 1996. The amount of business under such contracts or subcontracts during 1995 was .6% of consolidated net sales for 1995.

RESEARCH AND DEVELOPMENT

      Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related products in Akron, Ohio, and Colmar-Berg, Luxembourg; tire technical centers in Cumberland, Maryland, and Tsukuba, Japan; and tire proving grounds in Akron, Ohio, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates significant research and development facilities for other products in Akron, Ohio, Lincoln, Nebraska, Marysville, Ohio, and Orsay, France.

      During the years ended December 31, 1997, 1996, 1995, 1994 and 1993 Goodyear expended, directly or indirectly, $384.1 million, $374.5 million, $369.3 million, $341.3 million and $320.0 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new manufacturing processes and equipment and improvements to existing processes and equipment. Goodyear estimates that it will expend approximately $410 million for research and development activities during 1998.

EMPLOYEES

      At December 31, 1997, Goodyear employed approximately 95,302 people throughout the world. Of the approximately 38,830 persons employed in the United States at December 31, 1997, approximately 11,467 were covered by a master collective bargaining agreement, dated May 9, 1997, with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C ("USWA"), which agreement will expire on April 19, 2003, and approximately 8,778 were covered by other contracts with the USWA and various other unions.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

      Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, state and local environmental and occupational safety and health laws and regulations. During 1997, 1996, 1995, 1994 and 1993, Goodyear made capital expenditures aggregating approximately $16.6 million, $12.5 million, $17.4 million, $11.7 million, and $13.4 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $10.0 million during 1998 and approximately $10.3 million during 1999. In addition, Goodyear expended approximately $67.8 million during 1997, and Goodyear estimates that it will expend approximately $75.7 million during 1998 and approximately $69.8 million during 1999, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1997, Goodyear had reserved $71.2 million for anticipated costs associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies.


                     INFORMATION ABOUT GEOGRAPHICS SEGMENTS
                          AND INTERNATIONAL OPERATIONS

      Financial information relating to Goodyear's "Geographic Segments" for each of the three years in the period ended December 31, 1997 appears in Note 17, captioned "Business Segments", and in the tabulation captioned "Geographic Segments" at Note 17 of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 48 and 50, respectively, and is incorporated herein by specific reference.

      The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 28 foreign countries. Foreign sales represented approximately 47%, 47% and 45% of total sales and foreign operating income represented approximately 53%, 181% (59% if determined before giving effect to the $755.6 million writedown of the Oil Transportation Segment assets), and 56% of total operating income in 1997, 1996 and 1995, respectively. Goodyear's foreign manufacturing operations consist primarily of the production of tires. Industrial rubber and certain other products are also manufactured in certain of the Company's foreign plants.

      Goodyear also participates in joint ventures in various countries. Goodyear and Pacific Dunlop Limited each have a 50% equity interest in South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company, which entities operate five tire manufacturing plants, 20 retread plants and a chain of approximately 523 retail outlets in Australia, New Zealand and Papua - New Guinea. Other joint venture interests of the Company include: (1) a 50% interest in Nippon Giant Tire Co., Ltd., which manufactures earthmover tires in Japan; and (2) a 50% (43.2% net equity) interest in South Asia Tires Limited, which owns a tire manufacturing facility under construction near Bombay, India, which was substantially completed in 1997.

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

ITEM 2.  PROPERTIES.

      Goodyear manufactures its products in 82 manufacturing facilities located around the world. There are 33 plants in the United States and 49 plants in 28 other countries.

      TIRES SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the Tires Segment.

      UNITED STATES: Manufacturing facilities having an aggregate of 18.1 million square feet of floor space, as follows: (1) Tire plants at Akron, Ohio; Danville, Virginia; Fayetteville, North Carolina; Freeport, Illinois; Gadsden Alabama; Lawton, Oklahoma; Topeka, Kansas; Tyler, Texas; and Union City, Tennessee; (2) Steel tire wire plant at Asheboro, North Carolina; (3) Textile mills at Cartersville, Georgia; and Decatur, Alabama; (4) Tread rubber plants at Greenville, Texas; Radford, Virginia; Social Circle, Georgia; and Spartanburg, South Carolina; and (5) tire mold plants at Statesville, North Carolina; and Stow, Ohio.

      CANADA: Tire plants having an aggregate of 1.9 million square feet of floor space located at Medicine Hat, Alberta; Napanee, Ontario; and Valleyfield, Quebec.

      EUROPE: Manufacturing facilities having an aggregate of 11.6 million square feet of floor space, as follows: (1) Tire plants at Amiens, France; Fulda and Phillippsburg, Germany; Cisterna di Latina, Italy; Colmar-Berg, Luxembourg; Casablanca, Morocco; Adapazari and Ismit, Turkey; Wolverhampton, England; Debica, Poland; and Uitenhage, South Africa; and (2) three plants at Colmar-Berg, Luxembourg, for the the manufacture of tire fabric, steel tire cord and molds and machines.

      LATIN AMERICA: Tire plants having an aggregate of approximately 8.2 million square feet of floor space located at: Hurlingham, Argentina; Americana and Sao Paulo, Brazil (also tubes, tire molds, tire fabric and fabric dipping); Santiago, Chile (also tubes); Cali, Columbia; Guatemala City, Guatemala; Mexico City, Mexico; Lima, Peru; and Valencia, Venezuela.

      ASIA: Tire plants having an aggregate of approximately 3.5 million square feet of floor space located at: Dalian, China; New Delhi, India; Bogor, Indonesia; Kuala Lumpur, Malaysia; Manila and Marikina, Philippines; Taipei, Taiwan; and Bangkok, Thailand.

      GENERAL PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities having an aggregate of approximately 6.7 million square feet of floor space:

      UNITED STATES: (1) Synthetic rubber and rubber chemicals plants at Bayport, Beaumont, and Houston, Texas; and Niagara Falls, New York; (2) hose products plants at Hannibal, Missouri; Lincoln, Nebraska (also power transmission products); Mt Pleasant, Iowa; Norfolk, Nebraska; and Sun Prairie, Wisconsin; (3) conveyor belting plants at Marysville, Ohio; and Spring Hope, North Carolina; (4) air springs plant at Green, Ohio; (5) molded rubber products plant at St. Marys, Ohio; (6) automotive parts plant at Logan, Ohio; and (7) specialty resins plant at Akron, Ohio.

      CANADA: (1) Hose products plants at Collingwood, Ontario; and St. Alphonse de Granby, Quebec; (2) conveyor belting plant at Bowmanville, Ontario; (3) power transmission products plant at Owen Sound, Ontario; and (4) a molded rubber products plant at Quebec City, Quebec.

      EUROPE: Chemical plant at LaHarve, France; engineered products plant at Kranj, Slovenia; and conveyor belting and power transmission and hose products plant at Uitenhage, South Africa.

      LATIN AMERICA: (1) Conveyor belting and power transmission and hose products plants at Sao Paulo, Brazil; Santiago, Chile; and Valencia, Venezuela;
(2) air springs plant at Maua, Brazil; (3) hose products plant at Tinaquillo, Venezuela; and (4) hose products and air springs plant at San Luis Potosi, Mexico.

      ASIA: Conveyor belting plant at Bayswater, Australia; and hose products plant at Qingdao, China.

      The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment and for expansion, modernization and replacement of existing plants and equipment and related assets aggregated $699.0 million in 1997, $617.5 million in 1996, $615.6 million in 1995. Of said amounts, $343.2 million in 1997, $301.4 million in 1996 and $347.9 million in 1995 were expended on facilities located in the United States. The Company estimates that its capital expenditures during 1998 will total approximately $700 million to $800 million.

      During 1997, Goodyear's worldwide tire production facilities were operated at approximately 90% (excluding the effect of the 19 day strike) of rated capacity and its other manufacturing facilities were operated at approximately 87% of rated capacity. Giving effect to plant expansions and modernizations recently completed or presently underway or planned, the Company's manufacturing facilities are generally expected to have production capacity sufficient to satisfy presently anticipated demand for the Company's tires and other products.

      Goodyear also owns substantial interests in plants located in Australia (tires and retreading), India (tires), Japan (earthmover tires) and New Zealand (tires and retreading). In addition to its manufacturing facilities, the Company owns and operates rubber plantations in Indonesia. The Company also owns and operates research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, Lincoln, Nebraska, Marysville, Ohio, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates tire technical centers in Cumberland, Maryland, and Tsukuba, Japan, and a tire proving ground in Colmar-Berg, Luxembourg.

      The Company operates approximately 882 retail outlets for the sale of its tires to consumers in the United States and approximately 444 retail outlets in other countries. Worldwide, the Company also operates approximately 119 retreading facilities and approximately 209 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 6, "Properties and Plants," and Note 8, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 40 and 43, respectively.

      Reference is made to the information set forth in Item 1 under the caption "Oil Transportation" beginning at page 7, which includes a brief description of, and other information regarding, the All American System and the Celeron Gathering System.


ITEM 3. LEGAL PROCEEDINGS.

      At March 1, 1998, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

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

The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the court granted Registrant's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. On April 7, 1997, the plaintiffs appealed the Order and Judgement of the court to the United States Court of Appeals for the Fourth Circuit.

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

      (C) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against Registrant (and two employees of Registrant) by 22 tire dealers located in Texas who are or were customers of Registrant, either as independent dealers or franchisees. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealings with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. The plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater of $230 million or 10% of Registrant's net worth and injunctive and other relief.

      (D) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), and five individuals, including Samir G. Gibara, Chairman of the Board, Chief Executive Officer and President of Registrant, by Orion Tire Corporation ("Orion"), a California corporation, China Tire Holdings Limited, a Bermuda corporation ("China Tire"), and China Strategic Holdings Limited, a Hong Kong corporation ("China Strategic"). The plaintiffs alleged, among other things, that, in connection with Registrant's acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, in 1994, Registrant and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants were alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. On motion made by Registrant, the court dismissed all individual defendants from the proceeding for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire. The remaining claims of Orion and China Tire are that Registrant and GIC allegedly (i) engaged in conduct which constituted tortious interference with the prospective economic advantage of Orion by allegedly wrongfully obstructing and interfering with Orion's alleged prospective business ventures involving the Dalian Facility and (ii) committed trade libel and defamation in respect of Orion and China Tire by knowingly publishing untrue statements regarding Orion and China Tire to various officials of the Dalian Facility and various governmental bodies in the People's Republic of China. The plaintiffs are seeking more than $1.0 billion in actual damages and more than $3.0 billion in exemplary damages from Registrant and GIC, and such further relief as the court may deem appropriate.

      (E) In March of 1997, Registrant filed a civil action, Goodyear v. Chiles Power Supply Inc., d/b/a Heatway Systems (Case No. 5:97CV0335), in the United States District Court for the Northern District of Ohio, Eastern Division, against Chiles Power Supply Inc. ("Heatway") seeking (i) to collect $2.3 million due for Entran 3 hose sold and delivered to Heatway and (ii) to obtain a declaratory judgment to the effect that Registrant's obligations in respect of Entran 2 hose sold to Heatway in the past are limited by Registrant's standard written terms and conditions of sale. Heatway has counterclaimed, alleging that all Entran 2 hose sold to it is defective and that Heatway has been damaged as a result. Heatway is seeking an unspecified amount of damages.

      (F) Since April 1, 1995, Goodyear has received two subpoenas issued in connection with an industry-wide investigation being conducted by the Cleveland, Ohio, office of the Antitrust Division of the United States Department of Justice into possible violations of Section 1 of the Sherman Act by tire manufacturers. The subpoenas call for the production of documents to a Federal grand jury sitting in Cleveland. Goodyear is cooperating fully with the Department of Justice in the investigation.

      (G) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at March 1, 1998, including claims and proceedings relating to several waste disposal sites that have been identified by the USEPA and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

      Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at March 1, 1998, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof (or, if reasonably possible, that the nature and amount thereof has been disclosed in Note 18 to the Financial Statements set forth at Item 8 to, at page 51 of, this Annual Report) or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1997, by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear's consolidated net income for the period during which such determination occurs could be materially affected.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Registrant during the calendar quarter ended December 31, 1997.


ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

      Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant as of March 1, 1998, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

           NAME                       POSITION(S) HELD                      AGE
          -------                    ------------------                    -----

      SAMIR G. GIBARA     CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER     58
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

      WILLIAM J. SHARP         PRESIDENT, GLOBAL SUPPORT OPERATIONS          56

      Mr. Sharp served in various tire production posts until elected, effective April 1, 1991, an Executive Vice President of Registrant for worldwide product supply, serving in that capacity, as the executive officer of Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. Effective January 1, 1996, Mr. Sharp was elected Registrant's President, Global Support Operations, and, as such, he is the executive officer of Registrant having corporate responsibility for Goodyear's research and development, manufacturing, purchasing, materials management, quality assurance, and environmental and health and safety improvement activities worldwide. Mr. Sharp has been an employee of Goodyear since 1964.

      ROBERT W. TIEKEN               EXECUTIVE VICE PRESIDENT                58
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

      EUGENE R. CULLER, JR           EXECUTIVE VICE PRESIDENT                59

      Mr. Culler served in various capacities until August 2, 1988, when he was elected an Executive Vice President of Registrant, serving in that capacity as the executive officer of Registrant responsible for Goodyear's North American Tire Operations until September 30, 1990. Mr. Culler was the President of Goodyear Canada Inc., a wholly-owned subsidiary of Registrant, from October 1, 1990 to April 15, 1995. Mr. Culler was again elected an Executive Vice President of Registrant effective April 15, 1995, and, as such, he is the executive officer responsible for Goodyear's North American Tire Operations. Mr. Culler has been an employee of Goodyear since 1961.

      NISSIM CALDERON                      VICE PRESIDENT                    64

      Dr. Calderon served in various research management posts until April 7, 1986, when he was elected a Vice President of Registrant. He is the executive officer of Registrant responsible for Goodyear's research programs. Dr. Calderon has been an employee of Goodyear since 1962.

           NAME                       POSITION(S) HELD                      AGE
          -------                    ------------------                    -----

      JAMES BOYAZIS              VICE PRESIDENT AND SECRETARY                61

      Mr. Boyazis joined Goodyear in 1963, serving in various posts until June 2, 1987, when he was elected a Vice President and the Secretary of Registrant. He is also the Associate General Counsel of Registrant.


      JESSE T. WILLIAMS, SR.            VICE PRESIDENT                       58

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


      JOHN P. PERDUYN                   VICE PRESIDENT                       58

      Mr. Perduyn served in various public relations posts until he was elected a Vice President of Registrant effective June 1, 1989. He is the executive officer of Registrant responsible for Goodyear's public affairs activities. Mr. Perduyn has been an employee of Goodyear since 1970.


      RICHARD P. ADANTE                 VICE PRESIDENT                       51

      Mr. Adante served in various engineering and management posts until April of 1990, when he was appointed Vice President for merchandise distribution and control. Mr. Adante was elected a Vice President effective April 1, 1991. He is the executive officer of Registrant responsible for materials management. Mr. Adante has been an employee of Goodyear since 1966.


      H. CLAY ORME                      VICE PRESIDENT                       58

      Mr. Orme served in various manufacturing management posts until he was elected a Vice President of Registrant effective September 1, 1992,. He is the executive officer of the Registrant responsible for Goodyear's worldwide manufacturing, corporate engineering and product distribution operations. Mr. Orme has been an employee of Goodyear since 1962.


      GARY A. MILLER                    VICE PRESIDENT                       51

      Mr. Miller served in various management and research and development posts until he was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant responsible for Goodyear's purchasing operations. Mr. Miller has been an employee of Goodyear since 1967.


      MIKE L. BURNS                     VICE PRESIDENT                       56

      Mr. Burns served in various human resources posts until appointed Director of Organization Development and Training in 1986. He was elected a Vice President of Registrant effective March 1, 1993. He is the executive officer of Registrant responsible for Goodyear's human resources and total quality systems. Mr. Burns has been an employee of Goodyear since 1965.

           NAME                       POSITION(S) HELD                      AGE
          -------                    ------------------                    -----

      GEORGE E. STRICKLER              VICE PRESIDENT                        50

      Mr. Strickler served in various accounting, treasury and financial posts until August of 1988, when he became the principal financial officer of the Tire Division. Mr. Strickler was a Vice President and the Comptroller of Registrant from September 1, 1993 to May 31, 1996. Since June 1, 1996, Mr. Strickler has served as a Vice President of Registrant and is the executive officer of Registrant responsible for the financial functions of Goodyear's North American Tires operations. Mr. Strickler has been an employee of Goodyear since 1969.


      JAMES C. WHITELEY                VICE PRESIDENT                        50

      Mr. Whiteley served in various quality control and quality assurance managerial posts until appointed Director of Tire Quality Assurance on June 1, 1990. He was elected a Vice President of Registrant on November 2, 1993, serving as the executive officer of Registrant responsible for product quality and safety. Effective July 1, 1995, Mr. Whiteley became the executive officer of Registrant responsible for product quality and safety and environmental and occupational health and safety improvement and government compliance programs. Mr. Whiteley has been an employee of Goodyear since 1969.

      RICHARD W. HAUMAN          VICE PRESIDENT AND TREASURER                51

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


      RICHARD J. STEICHEN              VICE PRESIDENT                        53

      Dr. Steichen served in various research and development posts until August 1, 1991, when he was appointed Director of Technology Management. On November 1, 1992, Dr. Steichen was appointed the General Manager of Technology and Quality Assurance of South Pacific Tyres, a joint venture company 50% owned by Goodyear, serving in that capacity until November 30, 1994. Dr. Steichen was elected a Vice President of Registrant effective December 1, 1994. Dr. Steichen is the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities. Dr. Steichen has been an employee of Goodyear since 1973.


      C. THOMAS HARVIE          VICE PRESIDENT AND GENERAL COUNSEL           54

      Mr. Harvie joined Goodyear on July 1, 1995 as a Vice President and the General Counsel of Registrant. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995. Mr. Harvie had been employed by TRW Inc. for 20 years in various capacities in the TRW Inc. law department.


      LEE N. FIEDLER                   VICE PRESIDENT                        56

      Mr. Fiedler served in various chemical sales and marketing positions and managerial posts until October 1, 1991, when he became the President and Chief Executive Officer of The Kelly-Springfield Tire Company, formerly a wholly-owned subsidiary of Registrant. Since January 1, 1996, he has served as the President of the Kelly-Springfield Division. He was elected a Vice President of Registrant on November 5, 1996 and is the executive officer of Registrant responsible for Kelly-brand and private-brand tire operations. Mr. Fiedler has been an employee of Goodyear since 1963.

           NAME                       POSITION(S) HELD                      AGE
          -------                    ------------------                    -----

      SYLVAIN G. VALENSI               VICE PRESIDENT                        55

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


      JOSEPH M. GINGO                  VICE PRESIDENT                        53

      Mr. Gingo served in various research and development and managerial posts until elected a Vice President of Registrant effective November 1, 1992, serving in that capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until January 1, 1995, when he was appointed Vice President of Goodyear's Asia region. On November 5, 1996, Mr. Gingo was elected a Vice President of Registrant and, in that capacity, is the executive officer of Registrant responsible for Goodyear's operations in Asia. Mr. Gingo has been an employee of Goodyear since 1966.


      JOHN C. POLHEMUS                 VICE PRESIDENT                        53

      Mr. Polhemus served in various managerial positions in Goodyear's international operations until June 1, 1991, when he was appointed Managing Director and President of Goodyear do Brasil Produtos de Borracha Ltda, a wholly-owned subsidiary of Registrant. On April 10, 1995, Mr. Polhemus was appointed Vice President for the Latin America region. On November 5, 1996, Mr. Polhemus was elected a Vice President of Registrant and, in that capacity, is the executive officer of Registrant responsible for Goodyear's Latin American operations. Mr. Polhemus has been an employee of Goodyear since 1969.


      TERRY L. PERSINGER               VICE PRESIDENT                        53

      Mr. Persinger joined Goodyear in 1966, serving in various research and development and managerial positions until May 16, 1989, when he was appointed Vice President and General Manager of the Polyester Division. He served in that capacity until December 1992, when the Polyester Division was sold to Shell Oil Company. Mr. Persinger left Goodyear and joined Shell at that time. He rejoined Goodyear effective January 1, 1995, when he was appointed Vice President and General Manager of Engineered Products. On November 5, 1996, Mr. Persinger was elected a Vice President of Registrant and, in that capacity, is the executive officer of Registrant responsible for Goodyear's Engineered Products operations.


      DENNIS E. DICK                   VICE PRESIDENT                        58

      Mr. Dick served in various research and development and production posts until elected a Vice President of Registrant on April 9, 1984, serving as the executive officer of Registrant responsible for Goodyear's general products technology management activities worldwide until October 1991, when he was appointed Vice President and General Manager of Goodyear's Chemical Division. On November 5, 1996, Mr. Dick was elected a Vice President of Registrant and in that capacity the executive officer of Registrant responsible for Goodyear's Chemical Division. Mr. Dick has been an employee of Goodyear since 1964.

           NAME                       POSITION(S) HELD                      AGE
          -------                    ------------------                    -----

      JOHN W. RICHARDSON               VICE PRESIDENT                        52

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


      CLARK E. SPRANG                  VICE PRESIDENT                        55

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

      Each executive officer is elected by the Board of Directors of Registrant at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 6, 1998.



                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      The principal market for Registrant's Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). Registrant's Common Stock is also listed on the Chicago Stock Exchange and the Pacific Exchange. Overseas listings include the Amsterdam, Paris and Swiss Stock Exchanges.

      Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1997 and 1996 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 53, and is incorporated herein by specific reference. The first quarter 1998 cash dividend, to be paid on March 16, 1998 to shareholders of record at February 17, 1998, was $.30 per share.

      At February 17, 1998, there were 29,078 record holders of the 156,818,027 shares of the Common Stock of Registrant then outstanding. Approximately 8,310,815 shares of the Common Stock of Registrant were beneficially owned by approximately 35,062 participants in four Employee Savings Plans sponsored by Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                     YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE)...........      1997           1996         1995         1994         1993
                                            -----------    -----------  -----------  -----------   -----------

Net Sales.................................    $13,155.1      $13,112.8    $13,165.9    $12,288.2     $11,643.4

Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes......................        558.7          101.7        611.0        567.0         488.7

Extraordinary Items --
  Early Extinguishment of Debt............           --             --           --           --         (14.6)

Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits.................           --             --           --           --         (86.3)
                                              ---------      ---------    ---------    ---------     ---------

Net Income................................    $   558.7      $   101.7    $   611.0    $   567.0     $   387.8
                                              =========      =========    =========    =========     =========

Per Share of Common Stock:

Income before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes......................    $    3.58      $     .66    $    4.02    $    3.75     $    3.33

Extraordinary Items --
  Early Extinguishment of Debt............           --             --           --           --          (.10)

Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits.................           --             --           --           --          (.59)
                                              ---------      ---------    ---------    ---------     ---------

Net Income - basic........................    $    3.58      $     .66    $    4.02    $    3.75     $    2.64
                                              =========      =========    =========    =========     =========
Net Income - diluted......................    $    3.53      $     .65    $    3.97    $    3.70     $    2.58
                                              =========      =========    =========    =========     =========
Dividends Per Share.......................    $    1.14      $    1.03    $     .95    $     .75     $    .575

Total Assets..............................    $ 9,917.4      $ 9,671.8    $ 9,789.6    $ 9,123.3     $ 8,436.1

Long Term Debt............................    $   844.5      $ 1,132.2    $ 1,320.0    $ 1,108.7     $ 1,065.9

Shareholders' Equity......................    $ 3,395.5      $ 3,279.1    $ 3,281.7    $ 2,803.2     $ 2,300.8


Notes: (1) See "Principles of Consolidation" at Note 1 ("Accounting Policies")
           to the Financial Statements at page 37.

       (2) Net Income in 1997 included net after-tax charges of $176.3 million, or $1.13 per share-basic, for rationalizations.

       (3) Net Income in 1996 included net after-tax charges of $573.0 million, or $3.69 per share-basic, for the writedown of the All American Pipeline System and related assets and other rationalizations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

NET SALES

      Sales in 1997 were $13.16 billion, compared to $13.11 billion in 1996 and $13.17 billion in 1995.

      Net income in 1997 was $558.7 million or $3.58 per share-basic, compared to $101.7 million or $.66 per share-basic in 1996 and $611.0 million or $4.02 per share-basic in 1995. Diluted earnings per share were $3.53, $.65 and $3.97 in 1997, 1996 and 1995, respectively. All subsequent per share amounts in this discussion refer to basic earnings per share.

      Net income in 1997 included net after-tax charges of $176.3 million or $1.13 per share for rationalizations of manufacturing and other activities, as discussed below. Net income in 1996 included net after-tax charges of $573.0 million or $3.69 per share related to the writedown of the All American Pipeline System and related assets and other rationalization actions.

      Worldwide tire unit sales in 1997 were 5.0% higher than 1996 and 10.7% higher than 1995. Unit sales of other automotive and industrial rubber products were higher in both 1997 and 1996. Tire unit sales in 1997 rose on increased replacement volume in all regions and higher original equipment volume in North America, Europe and Latin America. In 1996, tire unit sales rose on higher volume in Europe and Asia, although original equipment volume decreased in North America and Latin America.

      Revenues in 1997 were favorably impacted by higher tire unit sales and the acquisition of manufacturing and distribution operations in South Africa, but decreased due primarily to continued worldwide competitive pricing pressures and the adverse effect of currency translations on international results. Revenues in 1996 decreased despite higher tire unit sales, due primarily to continued competitive pricing pressures worldwide and the strengthening of the U.S. dollar in 1996 versus various foreign currencies.

COST OF GOODS SOLD

      Cost of goods sold in 1997 was 76.4% of sales, compared to 76.5% in 1996 and 76.7% in 1995. Raw material costs in 1997 decreased from 1996's level, which was also lower than the level reached in 1995. Worldwide raw material costs are not expected to increase significantly in 1998. Labor costs increased in both 1997 and 1996, due in part to U.S. wage agreements which provided for wage and benefit improvements. Manufacturing costs were adversely affected in 1997 by a 19-day strike against the Company by the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (USWA) at 10 U.S. tire and engineered products manufacturing facilities. Costs in 1996 reflected lower levels of capacity utilization resulting from reductions in production schedules in North America and Europe to align inventory with market requirements. Manufacturing costs in both 1997 and 1996 benefited from efficiencies achieved as a result of ongoing cost containment measures.

      The Company's research and development expenditures, all of which were included in cost of sales, were $384.1 million, $374.5 million and $369.3 million in 1997, 1996 and 1995, respectively. Research and development expenditures in 1998 are expected to approximate $410 million.

SAG

      Selling, administrative and general expense (SAG) in 1997 was 14.4% of sales, compared to 14.4% in 1996 and 14.7% in 1995. SAG in 1997 was adversely affected by the acquisition of the South African subsidiary, but benefited in 1997 and 1996 from lower employment levels in the U.S. which reduced compensation and benefit costs, and the favorable impact of ongoing worldwide cost containment measures.

RATIONALIZATIONS AND OTHER ACTIONS

      As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on the core tire and general products businesses. These actions, the timing of which resulted in part from the finalization of labor contract negotiations in the U.S., included the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. In connection with these actions, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates will be released. The approval of these actions resulted in a charge of $265.2 million ($176.3 million after tax or $1.13 per share), of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The actions are anticipated to be substantially completed during 1998-1999, and are expected to result in annual pretax savings of approximately $200 million when completed.

      In December 1996, industry developments occurred indicating that the quantities of off-shore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result management determined that the future cash flows expected to be generated by the System would be less than its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.21 per share).

      Rationalization and other actions undertaken in 1996 included the closure of the Greece tire manufacturing facility, the discontinuance of PVC production at Niagara Falls, New York, and other worldwide consolidations and workforce reductions. Charges related to these actions totaled $148.5 million ($95.3 million after tax or $.62 per share).

      The Company also recorded net gains in 1996 totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

FOREIGN CURRENCY EXCHANGE

      Foreign currency exchange increased pretax income by $34.1 million in 1997, compared to pretax charges of $7.4 million in 1996 and $17.4 million in 1995. The improvement in 1997 and 1996 was due primarily to the Company's currency exposure management strategies, primarily related to the impact of the strengthening of the U.S. dollar versus various European and Asian currencies.

INCOME TAXES

      The Company's effective tax rate was 28.6%, 12.5% and 32.7% in 1997, 1996 and 1995, respectively. The substantial reduction in 1996 was caused primarily by the writedown of the All American Pipeline System and related assets. Net income in 1997 and 1996 benefited from lower U.S. taxes on foreign source income. For further information, refer to the note to the financial statements No. 15, Income Taxes.

YEAR 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in similar normal business activities.

      The Company has determined that modification of much of its software will be required so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with timely modifications to its existing software and conversions to new software, by both the Company and its significant suppliers and customers, the Year 2000 Issue will not have a material impact on the Company's operations.

      Both Company associates and third parties have been utilized to reprogram and test software for Year 2000 modifications. The cost of modifications and related testing is estimated to be $60-$90 million, of which $16 million was charged to cost of goods sold in 1997. Hardware and software acquisitions that are made as an indirect result of the Year 2000 Issue will be capitalized under the Company's normal capitalization practices. Year 2000 costs are being funded through operations.

NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The standard defines a segment as a component of an enterprise about which separate financial information is available and which is regularly evaluated by the chief operating officer. This standard requires financial information about segments to be reported on the basis that is used internally for evaluating segment performance. Upon the Company's adoption of SFAS 131, the reported segments of the Company will be more reflective of its strategic business unit organizational structure. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires segment disclosures in interim periods beginning in the second year after adoption. The Company has not yet determined the effect, if any, on consolidated segment operating income resulting from the adoption of this standard.

SEGMENT INFORMATION

      Segment operating income was $1,044.4 million, $366.4 million and $1,221.1 million and segment operating margin was 7.9%, 2.8% and 9.3% of sales in 1997, 1996 and 1995, respectively. Segment operating income in 1997 was reduced by the previously mentioned charges of $265.2 million related to rationalizations in manufacturing and other areas. Segment operating income in 1996 was reduced by the previously mentioned charges of $755.6 million related to the writedown of the oil transportation segment assets and $158.7 million related to workforce reductions, consolidation of operations and the closure and sale of manufacturing facilities.

INDUSTRY SEGMENTS

TIRES

      Sales in 1997 were $11.27 billion, compared to $11.20 billion in 1996 and $11.26 billion in 1995.

      Unit sales increased in 1997 in both the original equipment and replacement markets in North America and all international regions. Revenues in 1997 were adversely affected by worldwide competitive pricing pressures and the effects of currency translation on international results. Sales in 1997 also reflected reduced demand in the U.S. resulting from strikes against certain vehicle production facilities.

      Revenues decreased in 1996 despite higher tire unit sales, due primarily to reduced unit sales to original equipment vehicle manufacturers in North America and Latin America, competitive pricing pressures worldwide and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Additionally, revenues in 1996 were adversely affected by lower sales in natural rubber operations due to lower market prices, and lower service and other sales at Company-owned retail outlets.

      The following table presents changes in Company tire unit sales:

                                           1997 vs. 1996          1996 vs. 1995
          ---------------------------------------------------------------------
          U.S.                                 1.9%                    (.7)%
          International                        8.2                    12.6
          Worldwide                            5.0                     5.4
          ---------------------------------------------------------------------

      Operating income in 1997 of $780.4 million decreased 12.6% from $893.3 million in 1996 and 22.0% from $1,000.2 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $259.2 million and $131.9 million, respectively.

      Operating income in 1997 reflected lower raw material costs and the effects of ongoing cost containment measures, but was adversely affected by increased costs resulting from the previously mentioned strike against the Company. Operating income in 1996 was favorably impacted by higher tire unit sales, lower raw material costs and lower SAG, but was adversely affected by lower revenues and increased costs resulting from lower levels of capacity utilization to reduce inventory.

GENERAL PRODUCTS

      Sales in 1997 were $1.80 billion, compared to $1.78 billion in both 1996 and 1995.

      Sales in engineered products increased in 1997 and 1996 on higher unit volume of automotive and industrial rubber products resulting in part from acquisitions of manufacturing and distribution operations. Sales in chemical products decreased in 1997 and 1996 due to lower selling prices and reduced volume.

      Operating income in 1997 of $208.2 million increased 27.8% from $162.9 million in 1996 and 25.7% from $165.6 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $6.0 million and $26.8 million, respectively.

      Operating income in engineered products increased in 1997 and 1996 due primarily to higher unit volume, improved productivity and ongoing cost containment measures. Engineered products operating income in 1997 and 1996 was reduced by rationalization charges of $6.0 million and $15.2 million, respectively. Operating income in chemical products increased in 1997 due primarily to lower manufacturing costs and a more favorable product mix. Chemical operating income in 1996 was favorably impacted by lower raw material prices, but decreased due primarily to $11.6 million of rationalization charges.

      The Company reached an agreement in principle in January of 1998 to sell its Calhoun, Georgia latex processing facility. The sale of this facility is not expected to have a material effect on the Company's financial position, results of operations or liquidity. A gain is expected to be recorded upon completion of the sale.

OIL TRANSPORTATION

      Sales in 1997 were $89.8 million, decreasing 29.4% from $127.2 million in 1996 and 29.2% from $126.8 million in 1995. Sales for this segment consist of tariffs charged by the All American Pipeline System (the System) and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities.

      Operating income in 1997 was $55.8 million, compared to an operating loss of $689.8 million in 1996 and operating income of $55.3 million in 1995. The operating loss in 1996 was due to a charge of $755.6 million resulting from the previously discussed writedown of the carrying value of the System and related assets.

      Sales and operating income in 1997 reflected lower throughput and average distance transported and reduced spreads in crude oil purchasing, selling and exchanging activities. Margins were favorably impacted by lower depreciation expense resulting from the writedown. Sales increased and operating income was favorably affected in 1996 by improved results in crude oil purchasing, selling and exchanging activities, which resulted in part from higher market prices.

      Acquisition costs associated with gathering, purchasing and selling activities amounted to $918 million, $808 million and $496 million in 1997, 1996 and 1995, respectively. Crude oil purchasing and selling activities increased in 1996, due primarily to higher prices and other market conditions.

GEOGRAPHIC SEGMENTS

U.S. OPERATIONS

      U.S. sales in 1997 were $6.92 billion, decreasing 1.3% from $7.01 billion in 1996 and 4.6% from $7.25 billion in 1995.

      Unit sales of tires and engineered products in the U.S. were higher in 1997, although revenues were adversely affected by competitive pricing pressures, reduced volume in chemical products, lower revenues in oil transportation activities and the previously mentioned strikes against certain vehicle production facilities. Sales decreased in 1996 due primarily to reduced unit sales to original equipment vehicle manufacturers, competitive tire pricing pressures in the replacement market and lower sales of chemical products.

      Operating income was $491.2 million in 1997, compared to an operating loss of $296.7 million in 1996 and operating income of $543.9 million in 1995. Operating income in 1997 was reduced by rationalization charges of $113.6 million. Operating income in 1996 included charges of $845.3 million related to the writedown of the All American Pipeline System and rationalization charges.

      Operating income in 1997 reflected lower raw material costs, lower SAG and the effects of ongoing cost containment measures. Operating income in 1996 was adversely affected by lower original equipment tire unit sales and pricing pressures in the replacement tire market, but was favorably impacted by improved volume in engineered products, lower raw material costs, lower SAG and improved trading results in oil transportation activities.

INTERNATIONAL OPERATIONS

      International sales in 1997 were $6.24 billion, increasing 2.3% from $6.10 billion in 1996 and 5.4% from $5.92 billion in 1995. International operating income in 1997 was $553.2 million, decreasing 16.6% from $663.1 million in 1996 and 18.3% from $677.2 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $151.6 million and $69.0 million, respectively.

EUROPE

      In Europe, sales in 1997 of $3.16 billion increased 3.3% from $3.06 billion in 1996 and 10.9% from $2.85 billion in 1995. Operating income in 1997 was $214.9 million, decreasing 28.8% from $302.0 million in 1996 and 32.3% from $317.2 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $95.1 million and $29.4 million, respectively.

      Sales in Europe increased in 1997 on higher unit sales, and results were favorably impacted by the acquisition of a majority interest in tire and engineered products manufacturing and distribution operations in South Africa. Sales increased in 1996 due primarily to higher tire unit sales and the acquisition of a majority ownership interest in a tire manufacturing facility in Poland. Sales in both 1997 and 1996 were adversely affected by competitive pricing pressures and the strengthening of the U.S. dollar versus European currencies.

      Operating income in Europe in 1997 decreased due primarily to the previously mentioned rationalization charges, competitive pricing pressures and the effects of currency translation. Operating income also decreased in 1996 due to the previously mentioned rationalization charges, but was favorably affected by increased revenues, lower raw material costs, and productivity improvements.

LATIN AMERICA

      In Latin America, sales in 1997 were $1.58 billion, compared to $1.53 billion in 1996 and $1.54 billion in 1995. Operating income in 1997 was $224.2 million, decreasing 8.8% from $246.0 million in 1996 and 6.1% from $238.8 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $44.5 million and $24.0 million, respectively, and in 1996 also included costs totaling $6.5 million related to improvements in manufacturing efficiencies.

      Sales in Latin America increased in 1997 on higher unit sales of tires and engineered products. Sales decreased slightly in 1996, reflecting competitive pricing pressures and unchanged tire unit sales.

      Operating income in Latin America benefited in both 1997 and 1996 from lower raw material costs, improved productivity and the effects of ongoing cost containment measures.

ASIA

      In Asia, sales in 1997 of $772.7 million decreased 8.6% from $845.4 million in 1996 and 7.3% from $833.2 million in 1995. Operating income in Asia in 1997 was $65.3 million, decreasing 34.3% from $99.3 million in 1996 and 27.5% from $90.1 million in 1995. Operating income in 1997 was reduced by rationalization charges of $8.0 million.

      Sales and operating income in Asia in 1997 reflected higher tire unit sales, but decreased due primarily to the devaluation of Asian currencies versus the U.S. dollar, severe economic turmoil and competitive pricing conditions in many countries in the region and lower results in natural rubber operations. Sales and operating income in Asia in future periods may be adversely affected by continued devaluation of local currencies versus the U.S. dollar and economic turmoil in the region. Operating income in 1997 was favorably impacted by lower raw material costs and the effects of ongoing cost containment measures. Sales increased in 1996 due primarily to higher tire unit sales, and operating income rose on lower raw material costs and improved productivity.

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

      The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:



                  (In millions)                   1997        1996       1995
                  --------------------------------------------------------------
                  Net Sales:
                    Asia Segment                $  772.7    $  845.4    $  833.2
                    SPT                            744.2       814.1       743.7
                                                --------    --------    --------
                      Total                     $1,516.9    $1,659.5    $1,576.9
                  Operating Income:
                    Asia Segment                $   65.3    $   99.3    $   90.1
                    SPT                             63.5        75.8        71.5
                                                --------    --------    --------
                      Total                     $  128.8    $  175.1    $  161.6

CANADA

      In Canada, sales in 1997 of $725.8 million increased 8.3% from $670.2 million in 1996 and 5.7% from $686.5 million in 1995. Operating income for 1997 was $48.8 million, compared to $15.8 million in 1996 and $31.1 million in 1995. Operating income in 1997 and 1996 was reduced by rationalization charges of $4.0 million and $13.8 million, respectively.

      Sales and operating income in Canada increased in 1997 on higher unit sales of tires and engineered products and lower raw material costs and SAG. Sales and operating income in 1996 decreased on lower tire unit sales volume.

      For further information relating to industry and geographic segments, refer to the note to the financial statements No. 17, Business Segments.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      Working Capital -- Cash provided by operating activities increased to $1,067.8 million in 1997 from $897.5 million in 1996, reflecting in part the favorable effects of the Company's ongoing cost containment measures. Operating cash flows were used primarily for capital expenditures and debt retirement, as discussed below. Working capital requirements during 1997 increased for accounts receivable and inventories, resulting from higher unit sales of tires and other automotive and industrial rubber products. The Company has fixed the cost of certain raw materials in future periods, which is anticipated to result in reduced volatility in working capital requirements.

      Pensions -- The Company's domestic pension funding practice since 1993 has been to fund, from operations, amounts in excess of the requirements of federal laws and regulations. During the five years ended December 31, 1997 the Company funded a total of $689.3 million, and the major domestic pension plans were fully funded at that date.

      For further discussion of pensions, refer to the note to the financial statements No. 11, Pensions.

INVESTING ACTIVITIES

      Cash used in investing activities was $804.0 million during 1997. Capital expenditures were $699.0 million, of which amount $322.9 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to approximate $700-$800 million in 1998. At December 31, 1997, the Company had binding commitments for land, buildings and equipment of $137.2 million.

                   (In millions)                     1997      1996      1995
                   -------------------------------------------------------------
                   Capital Expenditures            $699.0    $617.5    $615.6
                   Depreciation                     469.3     460.8     434.9
                   -------------------------------------------------------------

      Other investing activities in 1997 included acquisitions of majority ownership interests in tire and engineered products manufacturing and distribution operations in South Africa, retreading operations in the U.S. and engineered products manufacturing operations in Slovenia and Venezuela. Investing activities also included the sale of the Jackson, Ohio automotive trim plant and natural rubber operations in Guatemala.

FINANCING ACTIVITIES

      Cash used in financing activities was $205.8 million during 1997. Debt levels decreased, reflecting in part the increased cash provided by operating activities. Cash was used in 1997 for the redemption of all $118.4 million of the Company's 10.26% promissory notes and the repurchase of common shares of the Company, as discussed below.

          (Dollars in millions)             1997      1996      1995
          -------------------------------------------------------------
          Consolidated Debt             $1,351.2  $1,376.7  $1,546.7
          -------------------------------------------------------------
          Debt/Debt+Equity                  28.5%     29.6%     32.0%
          -------------------------------------------------------------

      At December 31, 1997, the fair value of the Company's fixed rate debt amounted to a liability of $595.8 million, compared to its carrying amount of $571.3 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 1997 would have changed the fair value of the Company's fixed rate debt to a liability of $626.8 million at that date.

      Interest Rate Management -- The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1997 and 1996, the interest rate on 62% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. At December 31, 1997, the fair value of the Company's interest rate contracts amounted to a liability of $.8 million, compared to their carrying amount of a $.5 million liability. The Company estimates that a 10% decrease in variable market interest rates at December 31, 1997 would have changed the fair value of outstanding contracts to a $2.2 million liability at that date.

      The sensitivity to changes in interest rates of the Company's fixed rate debt and interest rate contracts was determined with a valuation model based upon net modified duration analysis.

      Foreign Currency Exchange Management -- In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at December 31, 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The Company estimates that a 10% change in foreign exchange rates at December 31, 1997 would have changed the fair value of the contracts by $15.0 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

      The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

CREDIT SOURCES

      Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 1997, there were worldwide credit sources totaling $3.42 billion, of which $2.07 billion were unused. In addition, the Company maintains a commercial paper program, whereunder the Company may have outstanding up to $550 million at any time.

      Included in the Company's credit sources are two credit facility agreements with 28 domestic and international banks, consisting of a $900 million four year revolving credit facility and a $300 million 364-day revolving credit facility. The $900 million four year revolving credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment and a usage fee of 15 to 30 basis points on amounts borrowed. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 13, 1998, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays currently a commitment fee of 8 basis points on the entire amount of the commitment and would pay a usage fee of 22 basis points on amounts borrowed. There were no borrowings outstanding under these agreements at December 31, 1997.

OTHER FINANCING ACTIVITIES

      Throughout 1997, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1997 and 1996, the outstanding balance of receivables sold under these agreements amounted to $550 million.

      The Board of Directors of the Company approved a three-year share repurchase program in 1997, whereunder the Company may acquire up to $600 million of outstanding Common Stock of the Company. The program is designed to give the Company better flexibility in funding future acquisitions and to optimize shareholder value. During 1997, 1,478,200 shares were repurchased under this program at an average cost of $53.06.

      For further discussion of financing activities, refer to the note to the financial statements No. 7, Financing Arrangements and Financial Instruments.

      Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated cash requirements.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE MANAGEMENT

      The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1997 and 1996, the interest rate on 62% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. At December 31, 1997, the fair value of the Company's interest rate contracts amounted to a liability of $.8 million, compared to their carrying amount of a $.5 million liability. The Company estimates that a 10% decrease in variable market interest rates at December 31, 1997 would have changed the fair value of outstanding contracts to a $2.2 million liability at that date.

      At December 31, 1997, the fair value of the Company's fixed rate debt amounted to a liability of $595.8 million, compared to its carrying amount of $571.3 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 1997 would have changed the fair value of the Company's fixed rate debt to a liability of $626.8 million at the date.

      The sensitivity to changes in interest rates of the Company's fixed rate debt and interest rate contracts was determined with a valuation model based upon net modified duration analysis.

FOREIGN CURRENCY EXCHANGE MANAGEMENT

      In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at December 31, 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The Company estimates that a 10% change in foreign exchange rates at December 31, 1997 would have changed the fair value of the contracts by $15.0 million. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

      The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX


        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES

                                                                                                     Page
                                                                                                     ----
Report of Independent Accountants...............................................................      32

Consolidated Statement of Income -- years ended
 December 31, 1997, 1996 and 1995...............................................................      33

Consolidated Balance Sheet -- December 31, 1997 and 1996........................................      34

Consolidated Statement of Shareholders' Equity -- years ended
 December 31, 1997, 1996 and 1995...............................................................      35

Consolidated Statement of Cash Flows -- years ended
 December 31, 1997, 1996 and 1995...............................................................      36

Notes to Financial Statements...................................................................      37

Supplementary Data (unaudited)..................................................................

Financial Statement Schedules...................................................................     FS-1


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

      In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP


Cleveland, Ohio
February 2, 1998

Consolidated Statement of Income

(Dollars in millions, except per share)
Year Ended December 31,                                                       1997                1996                 1995
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                               $13,155.1           $13,112.8            $13,165.9
===========================================================================================================================
 Cost of Goods Sold                                                       10,045.9            10,026.7             10,093.6
 Selling, Administrative and General Expense                               1,889.5             1,890.1              1,936.9
 Asset Writedown and Other Rationalizations (Note 2)                         265.2               872.0                   --
 Interest Expense (Note 13)                                                  119.5               128.6                135.0
 Other (Income) and Expense (Note 3)                                          24.5                22.6                 21.0
 Foreign Currency Exchange                                                   (34.1)                7.4                 17.4
 Minority Interest in Net Income of Subsidiaries                              44.6                43.1                 36.2
---------------------------------------------------------------------------------------------------------------------------

 Income before Income Taxes                                                  800.0               122.3                925.8
 United States and Foreign Taxes on Income (Note 15)                         241.3                20.6                314.8
===========================================================================================================================
 Net Income                                                              $   558.7           $   101.7            $   611.0
===========================================================================================================================
 Net Income Per Share -- Basic                                           $    3.58           $     .66            $    4.02
                      -- Diluted                                         $    3.53           $     .65            $    3.97
===========================================================================================================================
 Average Shares Outstanding -- Basic                                   156,225,112         155,051,802          152,118,861
                            -- Diluted                                 158,169,534         156,778,058          153,949,022
---------------------------------------------------------------------------------------------------------------------------
 The accompanying notes are an integral part of this financial statement.

Consolidated Balance Sheet

(Dollars in millions)
December 31,                                                                                      1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                                 $   258.6            $   238.5
   Accounts and notes receivable (Note 4)                                                      1,733.6              1,706.0
   Inventories (Note 5)                                                                        1,835.2              1,774.2
   Prepaid expenses and other current assets                                                     336.5                306.3
---------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                      4,163.9              4,025.0
===========================================================================================================================

Long Term Accounts and Notes Receivable                                                          190.4                216.2
Investments in Affiliates, at equity                                                             124.6                140.3
Other Assets                                                                                     145.6                163.0
Deferred Charges                                                                               1,143.2              1,059.4
Properties and Plants (Note 6)                                                                 4,149.7              4,067.9
---------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                             $9,917.4             $9,671.8
===========================================================================================================================

Liabilities
Current Liabilities:
   Accounts payable-- trade                                                                   $1,177.8             $1,096.7
   Compensation and benefits                                                                     782.7                742.5
   Other current liabilities                                                                     421.8                300.4
   United States and foreign taxes                                                               362.0                382.1
   Notes payable to banks (Note 7)                                                               440.2                218.1
   Long term debt due within one year                                                             66.5                 26.4
---------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                 3,251.0              2,766.2
===========================================================================================================================

Compensation and Benefits                                                                      1,945.7              1,988.1
Long Term Debt (Note 7)                                                                          844.5              1,132.2
Other Long Term Liabilities                                                                      224.5                264.9
---------------------------------------------------------------------------------------------------------------------------
Minority Equity in Subsidiaries                                                                  256.2                241.3
===========================================================================================================================
     Total Liabilities                                                                         6,521.9              6,392.7
===========================================================================================================================


Shareholders' Equity
Preferred Stock, no par value:
   Authorized, 50,000,000 shares, unissued                                                          --                   --
Common Stock, no par value:
   Authorized, 300,000,000 shares
   Outstanding shares, 156,588,783 (156,049,974 in 1996)                                         156.6                156.1
Capital Surplus                                                                                1,061.6              1,059.4
Retained Earnings                                                                              2,983.4              2,603.0
Accumulated Other Comprehensive Income                                                          (806.1)              (539.4)
---------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                3,395.5              3,279.1
===========================================================================================================================
     Total Liabilities and Shareholders' Equity                                               $9,917.4             $9,671.8
===========================================================================================================================

The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Shareholders' Equity


                                                                                             Accumulated Other
                                                                                            Comprehensive Income
                                                                                          ------------------------
                                                  Common Stock                                Foreign      Minimum           Total
                                                  ------------      Capital    Retained      Currency      Pension    Shareholders'
(Dollars in millions, except per share)         Shares    Amount    Surplus    Earnings   Translation    Liability          Equity
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1994
 (after deducting 44,271,227
     treasury shares)                      151,407,285   $151.4    $  918.5    $2,194.5       $(421.7)      $(39.5)       $2,803.2
==================================================================================================================================
   Comprehensive income:
     Net income for 1995                                                          611.0
     Foreign currency translation                                                               (60.0)
     Minimum pension liability
          (net of tax of $6.6)                                                                                13.2
         Total comprehensive income                                                                                          564.2
   Cash dividends 1995-- $.95 per share                                          (144.5)                                    (144.5)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                      105,028        .1        4.2                                                    4.3
     Stock compensation plans                2,011,998       2.0       52.5                                                   54.5
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1995
  (after deducting 42,154,357
      treasury shares)                     153,524,311     153.5      975.2     2,661.0        (481.7)       (26.3)        3,281.7
==================================================================================================================================
   Comprehensive income:
     Net income for 1996                                                          101.7
     Foreign currency translation                                                               (26.7)
     Minimum pension liability
          (net of tax of $4.1)                                                                                (4.7)
         Total comprehensive income                                                                                           70.3
   Cash dividends 1996-- $1.03 per share                                         (159.7)                                    (159.7)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                       91,310        .1        4.3                                                    4.4
     Stock compensation plans                2,434,353       2.5       79.9                                                   82.4
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1996
  (after deducting 39,628,694
      treasury shares)                     156,049,974     156.1    1,059.4     2,603.0        (508.4)       (31.0)        3,279.1
==================================================================================================================================
  Comprehensive income:
     Net income for 1997                                                          558.7
     Foreign currency translation                                                              (269.6)
     Minimum pension liability
          (net of tax of $1.6)                                                                                 2.9
         Total comprehensive income                                                                                          292.0
   Cash dividends 1997-- $1.14 per share                                         (178.3)                                    (178.3)
   Common stock acquired                    (1,478,200)     (1.5)     (76.9)                                                 (78.4)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                       56,399        .1        3.1                                                    3.2
     Stock compensation plans                1,960,610       1.9       76.0                                                   77.9
----------------------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1997
  (after deducting 39,089,885
     treasury shares)                      156,588,783    $156.6   $1,061.6    $2,983.4       $(778.0)      $(28.1)      $3,395.5
==================================================================================================================================
The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Cash Flows

(Dollars in millions)
Year Ended December 31,                                                       1997                1996                 1995
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $   558.7              $101.7             $  611.0
===========================================================================================================================
   Adjustments to reconcile net income to cash
     flows from operating activities:
     Depreciation                                                            469.3               460.8                434.9
     Deferred tax provision                                                  (30.7)             (238.5)                58.0
     Asset writedown                                                            --               755.6                   --
     Rationalizations and other provisions                                   233.6               110.0                   --
     Asset sales                                                              (5.8)              (32.1)                  --
     Accounts and notes receivable                                          (101.7)             (106.2)               (84.4)
     Inventories                                                            (107.1)               (5.5)              (344.3)
     Accounts payable-- trade                                                115.4               (66.3)               159.5
     Domestic pension funding                                                (43.0)              (72.8)              (252.5)
     Other assets and liabilities                                            (20.9)               (9.2)                70.6
---------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                     509.1               795.8                 41.8
     Total cash flows from operating activities                            1,067.8               897.5                652.8
===========================================================================================================================
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (699.0)             (617.5)              (615.6)
   Short term securities acquired                                            (38.6)              (97.2)               (30.6)
   Short term securities redeemed                                             40.8                86.2                 41.4
   Asset dispositions                                                         37.6                45.9                  8.9
   Asset acquisitions                                                       (127.1)              (99.8)               (52.8)
   Other transactions                                                        (17.7)               (8.5)               (35.3)
---------------------------------------------------------------------------------------------------------------------------
     Total cash flows from investing activities                             (804.0)             (690.9)              (684.0)
===========================================================================================================================
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Short term debt incurred                                                  298.8               195.5                542.3
   Short term debt paid                                                     (150.5)             (606.6)              (414.3)
   Long term debt incurred                                                    39.2               312.4                141.5
   Long term debt paid                                                      (217.7)              (35.2)              (101.0)
   Common stock issued                                                        81.1                86.8                 58.8
   Common stock acquired                                                     (78.4)                 --                   --
   Dividends paid                                                           (178.3)             (159.7)              (144.5)
---------------------------------------------------------------------------------------------------------------------------
     Total cash flows from financing activities                             (205.8)             (206.8)                82.8
===========================================================================================================================
 Effect of Exchange Rate Changes on Cash and Cash Equivalents                (37.9)              (29.6)               (34.2)
---------------------------------------------------------------------------------------------------------------------------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                      20.1               (29.8)                17.4
 CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        238.5               268.3                250.9
---------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents at End of the Period                          $   258.6              $238.5             $  268.3
===========================================================================================================================


Information about Noncash Investing Activities--In the first quarter of 1997 the Company acquired a 60% equity interest in a South African tire and industrial rubber products business, and assumed $29 million of debt under the terms of the purchase agreement. In the first quarter of 1996, the Company increased its ownership of a Polish tire manufacturer from 32.7% to 50.8% by purchasing original issue shares of this tire manufacturer. This investment, which had been accounted for using the equity method, is now accounted for as a consolidated subsidiary. Information in the Consolidated Statement of Cash Flows is presented net of the effects of these transactions.

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

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instrument contracts are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.
   To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities.
    Interest Rate Contracts -- The differentials to be received or paid are recognized in income over the life of the contracts as adjustments to Interest Expense.
   Foreign Exchange Contracts -- As exchange rates change, gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as Foreign Currency Exchange, while gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in Shareholders' Equity as Foreign Currency Translation Adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until included in the measurement of the related foreign currency transaction.

Notes to Financial Statements
(continued)



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

PER SHARE OF COMMON STOCK
Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All earnings per share amounts in these notes to financial statements are basic earnings per share.

RECLASSIFICATION
Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1997 presentation.

Notes to Financial Statements
(continued)


NOTE 2. ASSET WRITEDOWN
AND OTHER RATIONALIZATIONS

 (In millions)                     1997      1996      1995
-----------------------------------------------------------
 Asset writedown                 $   --    $755.6       $--
 Rationalizations
   and other provisions           265.2     148.5        --
 Asset sales                         --     (32.1)       --
-----------------------------------------------------------
                                 $265.2    $872.0       $--
===========================================================
1997
Rationalizations and Other Provisions -- As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on the core tire and general products businesses. These actions, the timing of which resulted in part from the finalization of labor contract negotiations in the United States, included the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. In connection with these actions, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates will be released. The approval of these actions resulted in a charge of $265.2 million ($176.3 million after tax or $1.13 per share), of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The actions are anticipated to be substantially completed during 1998-1999. At December 31, 1997 the remaining balance of these provisions on the Consolidated Balance Sheet totaled $201.9 million.

1996
Asset writedown -- In December 1996, industry developments occurred indicating that the quantities of off-shore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result management determined that the future cash flows expected to be generated by the System would be less than its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.21 per share).
    Rationalizations and other provisions -- As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.62 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. At December 31, 1997 and 1996, the remaining balance of these provisions totaled $49.6 million and $110.0 million, respectively, and was recorded in Current Liabilities.
    Asset sales -- During 1996 the Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

NOTE 3. OTHER (INCOME) AND EXPENSE

 (In millions)                     1997      1996      1995
------------------------------------------------------------
 Interest income                 $(23.0)   $(28.5)   $(27.3)
 Financing fees and
   financial instruments           41.4      39.7      48.3
 Miscellaneous                      6.1      11.4        --
-----------------------------------------------------------
                                 $ 24.5    $ 22.6    $ 21.0
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

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

 (In millions)                               1997        1996
-------------------------------------------------------------
 Accounts and notes receivable           $1,783.1    $1,764.1
 Allowance for doubtful accounts            (49.5)      (58.1)
-------------------------------------------------------------
                                         $1,733.6    $1,706.0
=============================================================
Throughout the year, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. At December 31, 1997 and 1996, the level of net proceeds from sales under the program was $550 million. The balance of the uncollected portion of receivables sold under that and other agreements was $576.2 million and $569.9 million at December 31, 1997 and 1996, respectively. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense.

Notes to Financial Statements
(continued)

NOTE 5. INVENTORIES

 (In millions)                                   1997                1996
-------------------------------------------------------------------------
 Raw materials                               $  307.0           $   288.4
 Work in process                                 87.1                77.2
 Finished product                             1,441.1             1,408.6
-------------------------------------------------------------------------
                                             $1,835.2           $ 1,774.2
=========================================================================

The cost of inventories using the last-in, first-out (LIFO) method (approximately 37.6% of consolidated inventories in 1997 and 1996) was less than the approximate current cost of inventories by $380.3 million at December 31, 1997 and $406.9 million at December 31, 1996.

NOTE 6. PROPERTIES AND PLANTS

                                                                         1997                                1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Capital                             Capital
 (In millions)                                                  Owned    Leases       Total        Owned     Leases        Total
--------------------------------------------------------------------------------------------------------------------------------
 Properties and plants, at cost:
   Land and improvements                                    $   293.1    $  3.7   $   296.8    $   308.2    $   3.7    $   311.9
   Buildings and improvements                                 1,347.5      33.4     1,380.9      1,331.5       37.3      1,368.8
   Machinery and equipment                                    6,442.4      49.8     6,492.2      6,251.4       58.8      6,310.2
   Pipeline                                                     504.3        --       504.3        503.1         --        503.1
   Construction in progress                                     559.8        --       559.8        509.7         --        509.7
--------------------------------------------------------------------------------------------------------------------------------
                                                              9,147.1      86.9     9,234.0      8,903.9       99.8      9,003.7
 Accumulated depreciation                                    (5,013.8)    (70.5)   (5,084.3)    (4,856.0)     (79.8)    (4,935.8)
--------------------------------------------------------------------------------------------------------------------------------
                                                            $ 4,133.3    $ 16.4   $ 4,149.7    $ 4,047.9    $  20.0    $ 4,067.9
================================================================================================================================

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 18 years; machinery and equipment, 11 years; pipeline, 37 years.

NOTE 7. FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

SHORT TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 1997, the Company had short term uncommitted credit arrangements totaling $1.45 billion, of which $.86 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements. In addition, the Company maintains a commercial paper program, whereunder the Company may have up to $550 million at any one time outstanding. No commercial paper was outstanding at December 31, 1997.
    A short term credit facility agreement is available whereunder the Company may from time to time borrow and have outstanding until December 31, 1998 up to U.S. $50 million at any one time with an international bank. Under the terms of the agreement, the Company may repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available European currencies. Borrowings are discounted at rates equivalent to 12.5 basis points over a three month reserve adjusted LIBOR. A commitment fee of 8 basis points is paid on the $50 million commitment (whether or not borrowed). There were no borrowings outstanding under this agreement at December 31, 1997. The average amount outstanding under a similar agreement during 1997 was $40.9 million.
    The Company had outstanding short term debt amounting to $589.2 million at December 31, 1997. Domestic short term debt represented $178.0 million of this total with a weighted average interest rate of 6.03% at December 31, 1997. The remaining $411.2 million was short term debt of international subsidiaries with a weighted average interest rate of 7.29% at December 31, 1997. Of these debt obligations, which by their terms are due within one year, $149.0 million were classified as long term at December 31, 1997. Such obligations are supported by the availability under the revolving credit agreements discussed on the following page, and it is the Company's intent to maintain them as long term.

Notes to Financial Statements
(continued)


LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 1997, the Company had long term credit arrangements totaling $1.97 billion, of which $1.21 billion were unused.
    The following table presents long term debt at December 31:

 (In millions)                               1997        1996
-------------------------------------------------------------
 Promissory notes:
   12.15% due 1998-2000                    $   --    $   10.0
   10.26% due 1999                             --       118.4
 Swiss franc bonds:
   5.375% due 2000                          115.2       124.0
   5.375% due 2006                          108.6       116.8
 6-5/8% Notes due 2006                      249.1       249.0
 Bank term loans due 1998-2001              182.2       218.0
 Other domestic  and international debt     243.6       308.5
-------------------------------------------------------------
                                            898.7     1,144.7
 Capital lease obligations                   12.3        13.9
-------------------------------------------------------------
                                            911.0     1,158.6
 Less portion due within one year            66.5        26.4
-------------------------------------------------------------
                                           $844.5    $1,132.2
=============================================================

At December 31, 1997, the fair value of the Company's long term fixed rate debt amounted to $595.8 million, compared to its carrying amount of $571.3 million ($687.5 million and $657.2 million, respectively, at December 31, 1996). The difference was attributable primarily to the Swiss franc bonds in 1997 and the promissory notes and the Swiss franc bonds in 1996. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the Company's variable rate debt approximated its carrying amount at December 31, 1997 and 1996.
    The 6-5/8% Notes due 2006 have a face amount of $250 million and are reported net of unamortized discount.
    The bank term loans due 1998 through 2001 are comprised of a $30 million agreement bearing interest at 6.5% and various other agreements which provide for interest at floating rates based upon LIBOR plus or minus a fixed spread. The weighted average rate in effect under the terms of the floating rate agreements at December 31, 1997 was 5.97%. Of these agreements, one $50 million agreement allows the bank to convert the loan to a stated fixed interest rate of 6.55% at annual dates prior to maturity in 2001.
    The Company is a party to two revolving credit facility agreements, each with 28 domestic and international banks, consisting of a $900 million four year revolving credit facility and a $300 million 364-day revolving credit facility. The $900 million four year credit facility agreement provides that the Company may borrow at any time until July 15, 2001, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from
7.5 to 15 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 15 to 30 basis points. These fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage. During 1997 commitment and usage fees were 10 and 20 basis points, respectively. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 13, 1998, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 8 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee of 22 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the four year and the 364-day credit facility agreements, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio and establishes a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1997.
    Other domestic and international debt consisted of the previously mentioned reclassified short term bank borrowings, current maturities of long term debt totaling $5.8 million and other floating and fixed rate Deutschemark and U.S. dollar bank term loans maturing in 1998-2002, with a weighted average interest rate of 6.76% at December 31, 1997.

Notes to Financial Statements
(continued)


    The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swaps contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1997 and 1996, the interest rate on 62% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. Floating rate contracts with notional principal amounts of $110 million were sold to retain the above mentioned 62% fixed/floating ratio.
    Contract information and weighted average interest rates follow:


                                                         December 31,                                        December 31,
 (Dollars in millions)                                           1996          Matured              Sold             1997
---------------------------------------------------------------------------------------------------------------------------
 Fixed rate swap contracts:
   Notional principal amount                                   $275.0           $125.0                --           $150.0
   Pay fixed rate                                                8.00%            9.00%               --             7.16%
   Receive variable LIBOR                                        5.63             5.65                --             5.80
   Average years to maturity                                     1.87                                                2.15
   Fair value:(unfavorable)                                    $ (3.0)                                             $  (.8)
   Carrying amount: (liability)                                  (1.2)                                                (.5)

 Floating rate swap contracts:
   Notional principal amount                                   $110.0               --            $110.0               --
   Pay variable LIBOR                                            5.57%              --              5.75%              --
   Receive fixed rate                                            6.24               --              6.24               --
   Average years to maturity                                     6.67                                                  --
   Fair value: (unfavorable)                                   $  (.9)                                                 --
   Carrying amount: asset                                         1.0                                                  --
-------------------------------------------------------------------------------------------------------------------------

Current market pricing models were used to estimate the fair values of interest rate swap contracts. Weighted average information during the years 1997, 1996 and 1995 follows:


 (Dollars in millions)                                                           1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
 Fixed rate contracts:
   Pay fixed rate                                                                7.46%             8.85%            8.95%
   Receive variable LIBOR                                                        5.74              5.66             6.23
   Notional principal                                                            $191              $244             $416

 Floating rate contracts:
   Pay variable LIBOR                                                            5.63%             5.52%            6.06%
   Receive fixed rate                                                            6.24              6.41             6.69
   Notional principal                                                           $  66              $144            $  50
---------------------------------------------------------------------------------------------------------------------------

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1997 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.


 (In millions)                                 1998               1999              2000             2001              2002
---------------------------------------------------------------------------------------------------------------------------
 Debt incurred under or supported
   by revolving credit agreements             $  --              $  --            $   --           $155.0              $ --
 Other                                         66.5               30.2             206.3             58.8               1.9
---------------------------------------------------------------------------------------------------------------------------
                                              $66.5              $30.2            $206.3           $213.8              $1.9
===========================================================================================================================

Refer to Note 8, Leased Assets for additional information on capital lease obligations.

Notes to Financial Statements
(continued)


FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS
In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1997 and 1996. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt, including the annual coupon payments. The carrying amounts of these contracts (excluding the Swiss franc contracts) totaled $2.5 million and $14.7 million at December 31, 1997 and 1996, respectively, and were recorded in Accounts and Notes Receivable. The carrying amounts of the Swiss franc contracts totaled $76.0 million and $93.0 million at December 31, 1997 and 1996, respectively, and were recorded in Long Term Accounts and Notes Receivable.
    A summary of forward exchange contracts in place at December 31 follows:

                             1997                1996
-----------------------------------------------------------
                        Fair   Contract      Fair  Contract
 (In millions)         Value    Amount      Value   Amount
-----------------------------------------------------------
Buy currency:
   Swiss franc        $218.2     $151.0    $238.9    $151.0
   U.S. dollar          61.4       60.7      44.4      44.5
   German mark          96.4       96.4        --        --
   British pound        16.6       16.6        --        --
   All other            27.7       28.5      35.9      36.5
-----------------------------------------------------------
                      $420.3     $353.2    $319.2    $232.0
===========================================================
   Contract maturity:
     Swiss franc        10/00 - 3/06         10/00 - 3/06
     All other          1/98 - 12/98          1/97 - 7/97
-----------------------------------------------------------

 Sell currency:
   Belgian franc      $212.4     $215.3    $231.5    $243.4
   German mark         121.6      121.6     136.5     140.4
   British pound        30.9       30.8        --        --
   U.S. dollar            --         --      33.4      33.4
   All other            82.9       84.0      92.8      92.4
-----------------------------------------------------------
                      $447.8     $451.7    $494.2    $509.6
===========================================================
   Contract maturity    1/98 - 12/98         1/97 - 7/97
-----------------------------------------------------------

Current market pricing models were used to estimate the fair values of foreign currency forward contracts. The contract maturities match the maturities of the currency positions. The fair value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

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

NOTE 8. LEASED ASSETS
Net rental expense charged to income follows:

 (In millions)                     1997      1996     1995
-----------------------------------------------------------
 Gross rental expense            $245.2    $258.4    $281.1
 Sublease rental income           (53.5)    (49.6)    (50.0)
-----------------------------------------------------------
                                 $191.7    $208.8    $231.1
===========================================================

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

While substantially all subleases and some operating leases are cancelable for periods beyond 1998, management expects that in the normal course of its
business nearly all of its independent dealer   distribution network will be
actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location.

Estimated minimum future lease payments, net of anticipated sublease revenue, follow:

                          Capital    Operating     Sublease
 (In millions)            Leases       Leases      Revenue
-----------------------------------------------------------
 1998                       $ 2.2       $148.3       $ 43.8
 1999                         2.3        126.7         36.5
 2000                         2.0        101.0         27.8
 2001                         2.6         66.4         18.8
 2002                         1.8         53.8         11.9
 2003 and thereafter          9.8        183.7         20.1
-----------------------------------------------------------
                            $20.7       $679.9       $158.9
===========================================================
 Present value of net
   minimum lease payments   $11.5       $532.2
===========================================================

Notes to Financial Statements
(continued)



NOTE 9. STOCK COMPENSATION PLANS
The Company's 1987 Employee Stock Option Plan, the 1989 Goodyear Performance and Equity Incentive Plan and the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs). For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1987 Plan terminated on April 10, 1989, and the 1989 Plan terminated on April 14, 1997, except with respect to grants and awards then outstanding.
    The 1997 Plan empowers, and the 1989 Plan authorized, the Company to grant from time to time to officers and other key employees of the Company and subsidiaries restricted stock, performance grants and other stock-based awards authorized by the Compensation Committee of the Board of Directors, which administers the 1997 Plan. The 1997 Plan will expire by its terms on December 31, 2001, except with respect to grants and awards then outstanding.
    Stock options and related SARs granted during 1997 generally have a maximum term of ten years and vest pro rata over four years. Performance units (PUs) granted during 1997 are based on cumulative net income per share of the Company's Common Stock over a three year performance period ending December 31, 2000. To the extent earned, 50% of the PUs will be paid in cash (subject to deferral under certain circumstances) and 50% will be automatically deferred for at least 5 years in the form of units, each equivalent to a share of the Company's Common Stock and payable in cash, shares of the Company's Common Stock or a combination thereof at the election of the participant. Assuming that there will be full utilization of the shares of the Company's Common Stock available for awards during the term of the 1997 Plan, 15,000,000 shares of the Company's Common Stock would be available for issuance pursuant to grants and awards made through December 31, 2001.
    Stock-based compensation activity for the years 1997, 1996 and 1995 follows:

                                                   1997                        1996                         1995
                                        -----------------------------------------------------------------------------------
                                            Shares         SARs         Shares          SARs         Shares           SARs
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                8,277,689     1,052,799      7,327,626       793,371      7,749,660        782,446
   Options granted                       1,919,325       375,967      3,388,041       538,780      1,731,725        229,200
   Options without SARs exercised       (1,759,202)           --     (2,212,106)          ---     (1,857,190)            --
   Options with SARs exercised            (189,805)     (189,805)      (189,359)     (189,359)       (86,325)       (86,325)
   SARs exercised                          (38,968)      (38,968)       (82,700)      (82,700)       (62,950)       (62,950)
   Options without SARs expired            (35,080)           --        (25,113)           --        (49,100)            --
   Options with SARs expired                (9,745)       (9,745)        (7,293)       (7,293)        (4,700)        (4,700)
   SARs expired                                 --            --             --            --           (900)       (64,300)
   Restricted stock granted                     --            --             --            --         10,000             --
   Restricted stock issued                      --            --             --            --        (10,000)            --
   Performance equity units granted        111,788            --        148,650            --          8,963             --
   Performance equity shares issued        (26,619)           --        (43,753)           --        (64,591)            --
   Performance equity units cancelled      (23,239)           --        (26,304)           --        (36,966)            --
===========================================================================================================================
 Outstanding at December 31              8,226,144     1,190,248      8,277,689     1,052,799      7,327,626        793,371
===========================================================================================================================
 Exercisable at December 31              3,019,753       331,713      3,733,699       361,963      5,033,729        482,296
===========================================================================================================================
 Available for grant at December 31     13,008,945                    1,055,957                    2,908,914
===========================================================================================================================

Weighted average option exercise price information for the years 1997, 1996 and 1995 follows:

                                                                                        1997           1996            1995
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                                                              $40.22         $33.96         $31.34
 Granted during the year                                                                63.50          47.05          34.75
 Exercised during the year                                                              36.04          31.27          29.71
 Outstanding at December 31                                                             46.86          40.22          33.96
 Exercisable at December 31                                                             38.51          35.25          32.30
---------------------------------------------------------------------------------------------------------------------------

Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:

 Grant Date       Options Outstanding            Options Exercisable          Exercise Price          Remaining Life (Years)
---------------------------------------------------------------------------------------------------------------------------
 12/2/97                    1,895,925                             --                   $63.50                    10
 12/3/96                    1,697,703                        439,003                    50.00                      9
 1/9/96                     1,429,407                        345,883                    44.00                      8
 1/4/95                     1,034,672                        406,521                    34.75                      7
 1/4/94                       772,750                        772,750                    44.25                      6
 All other                  1,038,787                      1,003,735                    28.62                      4
---------------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements
(continued)


Options in the 'All other' category were outstanding at prices ranging from $11.25 to $52.50. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.
   Weighted average fair values at date of grant for grants in 1997, 1996 and 1995 follow:

                                 1997       1996     1995
----------------------------------------------------------
 Options                       $22.03     $18.58    $17.17
 Performance equity units       63.50      47.02     34.75
----------------------------------------------------------

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                1997      1996       1995
----------------------------------------------------------
 Expected life (years)             5         5          5
 Interest rate                  5.82%     5.69%      7.80%
 Volatility                     25.6      33.6       43.0
 Dividend yield                 1.68      1.65       2.34
----------------------------------------------------------

The fair value of performance equity units at date of grant was equal to the market value of the Company's common stock at that date.
    Stock-based compensation costs reduced income as follows:

 (In millions, except per share)    1997       1996      1995
-------------------------------------------------------------
 Pretax income                     $10.2       $6.8      $8.7
 Net income                          6.1        4.1       5.2
 Net income per share                .04        .03       .03
-------------------------------------------------------------

The following table presents the pro forma reduction in income that would have been recorded had the fair values of options granted in each year been recognized as compensation expense on a straight line basis over the vesting period of the grant. The pro forma effect on income is not representative of the pro forma effect on income in future years because it does not take into consideration grants made prior to 1995.

 (In millions, except per share)    1997       1996      1995
-------------------------------------------------------------
 Pretax income                     $18.6      $12.5      $6.0
 Net income                         15.9       10.7       5.2
 Net income per share                .10        .07       .03
-------------------------------------------------------------

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

 (In millions)                       1997       1996      1995
--------------------------------------------------------------
 Service cost -- benefits earned
   during the period               $ 22.1     $ 22.9    $ 21.2
 Interest cost                      154.5      155.2     152.7
 Net amortization                     1.9        5.0      (1.7)
--------------------------------------------------------------
                                   $178.5     $183.1    $172.2
==============================================================

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996:

 (In millions)                              1997        1996
------------------------------------------------------------
 Actuarial present value of accumulated
   benefit obligation:
     Retirees                          $(1,309.2)  $(1,303.4)
     Vested active plan participants      (515.3)     (516.4)
     Other active plan participants       (257.4)     (259.1)
------------------------------------------------------------
 Accumulated benefit obligation
   in excess of plan assets             (2,081.9)   (2,078.9)
 Unrecognized net loss                     312.0       286.2
 Unrecognized prior service cost           (38.7)        6.1
------------------------------------------------------------
 Accrued benefit cost recognized
   on the Consolidated Balance Sheet   $(1,808.6)  $(1,786.6)
============================================================


                             1997                      1996
-----------------------------------------------------------------------
 Assumptions:         U.S.    International     U.S.      International
-----------------------------------------------------------------------
 Discount rate        7.5%     5.0% - 15.0%     7.75%      5.0% - 8.5%
 Rate of increase
   in compensation
   levels             4.0      2.5  - 14.0      4.5        2.5  - 5.75
-----------------------------------------------------------------------

An 8% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 5.75% annual rate of increase for retirees 65 years and older is assumed in 1998. These rates gradually decrease to 5% in 2010 and remain at that level thereafter. To illustrate the significance of a 1% increase in the assumed health care cost trend, the accumulated benefit obligation would increase by $22.9 million at December 31, 1997, and the aggregate service and interest cost by $2.7 million for the year then ended.

Notes to Financial Statements
(continued)


NOTE 11. PENSIONS
The Company and its subsidiaries provide substantially all associates with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried associates provide benefits based on career average earnings formulas. Associates making voluntary contributions to these plans receive higher benefits. Other plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries.
   The Company's domestic funding practice since 1993 has been to fund amounts in excess of the requirements of Federal laws and regulations. During the five years ended December 31, 1997, the Company funded $689.3 million to its domestic pension plans, which were fully funded at that date.
   Net periodic pension cost follows:

 (In millions)                                                                   1997              1996             1995
-------------------------------------------------------------------------------------------------------------------------
 Service cost-benefits earned during the period                                $  97.2           $  92.7          $  83.2
 Interest cost on projected benefit obligations                                  253.1             237.2            221.1
 Actual return on plan assets                                                   (568.3)           (402.9)          (427.8)
 Net amortization and deferrals                                                  352.2             208.0            279.3
-------------------------------------------------------------------------------------------------------------------------
                                                                               $ 134.2           $ 135.0          $ 155.8
=========================================================================================================================

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996. At the end of 1997 and 1996, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

                                                                      1997                               1996
                                                        ------------------------------------------------------------------
                                                        Assets Exceed      Accumulated     Assets Exceed      Accumulated
                                                          Accumulated         Benefits       Accumulated         Benefits
 (In millions)                                               Benefits    Exceed Assets        Benefits      Exceed Assets
--------------------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
 Vested benefit obligation                                  $(2,860.5)         $(213.1)        $(2,463.6)          $(225.7)
 Accumulated benefit obligation                             $(3,142.0)         $(258.9)        $(2,709.4)          $(270.6)
 Projected benefit obligation                               $(3,272.7)         $(323.7)        $(2,838.8)          $(340.0)
 Plan assets                                                  3,506.5             60.8           3,021.4              60.8
--------------------------------------------------------------------------------------------------------------------------
 Projected benefit obligation less than
   (in excess of) plan assets                                   233.8           (262.9)            182.6            (279.2)
 Unrecognized net (gain) loss                                  (106.3)            82.1              (1.6)             79.2
 Unrecognized prior service cost                                377.7              1.7             344.6               (.6)
 Unrecognized net (asset) obligation at transition               (5.4)            16.3              (7.3)             21.7
 Adjustment required to recognize minimum liability                --            (50.9)               --             (55.0)
--------------------------------------------------------------------------------------------------------------------------
 Pension asset (liability) recognized on
     the Consolidated Balance Sheet                         $   499.8          $(213.7)        $   518.3           $(233.9)
==========================================================================================================================


                                          1997                          1996                            1995
----------------------------------------------------------------------------------------------------------------------
 Assumptions:                     U.S.    International         U.S.      International         U.S.     International
-----------------------------------------------------------------------------------------------------------------------
 Discount rate                    7.5%    3.0% - 12.0%         7.75%       3.0% - 12.0%        7.75%       3.0% - 12.0%
 Rate of increase in
   compensation levels            4.0       0  - 10.5           4.5          0  - 10.5          4.5          0  - 10.5
 Expected long term rate
   of return on plan assets       9.5     4.0  - 12.0           9.0        5.0  - 12.0          9.0        5.0  - 12.0
----------------------------------------------------------------------------------------------------------------------

During 1997, the Company recognized curtailment losses of $19.5 million as part of a charge for rationalizations and other provisions. Refer to Note 2.
    For plans that are not fully funded, the Company is required to offset the adjustment required to recognize minimum liability on the Consolidated Balance Sheet with an intangible asset, up to the amount of unrecognized prior service cost plus unrecognized obligations at transition that remain at December 31 of each year. Liability amounts in excess of these two items are offset by a separate reduction in Shareholders' Equity, net of tax. Accordingly, Shareholders' Equity was reduced by $28.1 million at December 31, 1997, compared to $31.0 million at December 31, 1996.
    Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements and at December 31, 1997, these plans accounted for $71.6 million of the Company's accumulated benefit obligation, $80.9 million of its projected benefit obligation and $23.0 million of its minimum pension liability adjustment ($76.6 million, $88.2 million and $23.4 million, respectively, at December 31, 1996).

Notes to Financial Statements
(continued)


NOTE 12. SAVINGS PLANS
Substantially all domestic associates are eligible to participate in one of the Company's six savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1997, most plans provided for the Company's matching of these contributions (up to a maximum of 6% of the associate's annual pay or, if less, $9,500) at the rate of 50%. Company contributions were $40.6 million, $38.0 million and $38.2 million for 1997, 1996 and 1995, respectively.

NOTE 13. INTEREST EXPENSE
Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

 (In millions)                   1997       1996      1995
----------------------------------------------------------
 Interest expense before
   capitalization              $125.7     $134.0    $140.1
 Less capitalized interest        6.2        5.4       5.1
----------------------------------------------------------
                               $119.5     $128.6    $135.0
==========================================================

The Company made cash payments for interest in 1997, 1996 and 1995 of $131.7 million, $141.0 million and $136.4 million, respectively.

NOTE 14. ADVERTISING COSTS
Advertising costs for 1997, 1996 and 1995 were $244.1 million, $249.8 million and $246.7 million, respectively.

NOTE 15. INCOME TAXES
The components of Income before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

 (In millions)                   1997       1996      1995
----------------------------------------------------------
 U.S.                          $198.9    $(569.0)   $271.4
 Foreign                        601.1      691.3     654.4
----------------------------------------------------------
                                800.0      122.3     925.8
Minority Interest in Net
  Income of Subsidiaries         44.6       43.1      36.2
----------------------------------------------------------
                               $844.6    $ 165.4    $962.0
==========================================================

 A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

 (Dollars in millions)                1997       1996      1995
---------------------------------------------------------------
 U.S. Federal income tax
   at the statutory rate of 35%    $295.6     $ 57.9    $336.7
 Adjustment for foreign income
   taxed at different rates         (31.3)     (23.7)    (21.3)
 Other                              (23.0)     (13.6)      (.6)
--------------------------------------------------------------
 United States and Foreign
   Taxes on Income                 $241.3     $ 20.6    $314.8
==============================================================
 Effective tax rate                  28.6%      12.5%     32.7%
==============================================================

The components of the provision for income taxes by taxing jurisdiction follow:

 (In millions)                     1997      1996      1995
-----------------------------------------------------------
 Current:
   Federal                       $ 58.9    $ 23.5    $ 42.1
   Foreign income and
    withholding taxes             212.6     230.4     219.3
   State                             .5       5.2      (4.6)
-----------------------------------------------------------
                                  272.0     259.1     256.8
 Deferred:
   Federal                        (36.1)   (254.1)     19.8
   Foreign                          7.4      20.3      32.9
   State                           (2.0)     (4.7)      5.3
-----------------------------------------------------------
                                  (30.7)   (238.5)     58.0
-----------------------------------------------------------
 United States and Foreign
   Taxes on Income               $241.3    $ 20.6    $314.8
===========================================================

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 follow:

 (In millions)                                          1997        1996
------------------------------------------------------------------------
 Postretirement benefits other
   than pensions                                   $   704.9    $  700.4
 Rationalizations and other provisions                 108.0        31.6
 Accrued environmental liabilities                      30.1        38.2
 General and product liability                          49.6        56.5
 Alternative minimum tax credit
   carryforwards                                        63.2        55.0
 Operating loss carryforwards                           22.5        19.8
 Workers' compensation                                  52.1        54.8
 Vacation and sick pay                                  70.8        73.0
 Other                                                  34.6        95.0
------------------------------------------------------------------------
                                                     1,135.8     1,124.3
 Valuation allowance                                   (15.8)      (21.4)
------------------------------------------------------------------------
 Total deferred tax assets                           1,120.0     1,102.9
 Total deferred tax liabilities -- depreciation       (452.8)     (445.6)
                                -- pensions           (181.6)     (184.8)
------------------------------------------------------------------------
 Total deferred taxes                              $   485.6    $  472.5
========================================================================

The Company made net cash payments for income taxes in 1997, 1996 and 1995 of $262.6 million, $238.5 million and $243.8 million, respectively.

    No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,540.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE 16. RESEARCH AND DEVELOPMENT
Research and development costs for 1997, 1996 and 1995 were $384.1 million, $374.5 million and $369.3 million, respectively.

Notes to Financial Statements
(continued)


NOTE 17. BUSINESS SEGMENTS
The Tires segment is the principal industry segment, which involves the development, manufacture, distribution and sale of tires and related products in original equipment and replacement markets throughout most regions of the world. Related products and services include tubes, retreads, automotive repair services and merchandise purchased for resale.
    The General products segment involves the manufacture and sale of various engineered rubber and chemical products throughout most regions of the world, principally in the U.S., Latin America and Europe. These products include belts, hose, molded and extruded rubber products, tank tracks, organic chemicals used in rubber and plastic processing, synthetic rubber, rubber latices and other products.
    The Oil transportation segment consists primarily of the All American Pipeline System, a common carrier crude oil pipeline extending from California to Texas. This segment, which also includes a crude oil gathering pipeline in California, crude oil storage facilities, linefill and related assets, also engages in various crude oil gathering, purchasing and selling activities. Segment sales consist of tariffs charged by the All American Pipeline System and revenues, net of acquisition costs, resulting from various crude oil gathering, purchasing and selling activities. Acquisition costs associated with these activities amounted to $918 million, $808 million and $496 million for 1997, 1996 and 1995, respectively.
    Operating income for each industry and geographic segment consists of total revenues less applicable costs and expenses. Transfers between industry segments were not material. Inter-geographic sales were at cost plus a negotiated mark up.
    Portions of the items described in Note 2, Asset Writedown and Other Rationalizations were charged to the operating income of both the industry and geographic segments in 1997 and 1996 as follows:

INDUSTRY SEGMENTS                                                                  General                Oil
 (In millions)                                                         Tires      Products     Transportation         Total
---------------------------------------------------------------------------------------------------------------------------
 1997
 Rationalizations and other provisions                                $259.2        $  6.0             $   --        $265.2
===========================================================================================================================

 1996
---------------------------------------------------------------------------------------------------------------------------
 Asset writedown                                                      $   --        $   --             $755.6        $755.6
 Rationalizations and other provisions                                 131.9          16.6                 --         148.5
 Asset sales                                                              --          10.2                 --          10.2
---------------------------------------------------------------------------------------------------------------------------
                                                                      $131.9        $ 26.8             $755.6        $914.3
===========================================================================================================================

GEOGRAPHIC SEGMENTS                      United                        Latin
 (In millions)                           States        Europe        America          Asia             Canada         Total
---------------------------------------------------------------------------------------------------------------------------
 1997
---------------------------------------------------------------------------------------------------------------------------
 Rationalizations and other provisions   $113.6         $95.1        $  44.5        $  8.0             $  4.0        $265.2
===========================================================================================================================

 1996
---------------------------------------------------------------------------------------------------------------------------
 Asset writedown                         $755.6         $  --        $    --        $   --             $   --        $755.6
 Rationalizations and other provisions     79.5          29.4           24.0           1.8               13.8         148.5
 Asset sales                               10.2            --             --            --                 --          10.2
---------------------------------------------------------------------------------------------------------------------------
                                         $845.3         $29.4        $  24.0        $  1.8             $ 13.8        $914.3
===========================================================================================================================

The following items have been excluded from the determination of operating income: interest expense, foreign currency exchange, equity in net income of affiliates, minority interest in net income of subsidiaries, corporate revenues and expenses and income taxes. Corporate revenues and expenses were those items not identifiable with the operations of a segment. Corporate revenues were primarily from the sale of miscellaneous assets. Corporate expenses were primarily central administrative expenses.
    Identifiable assets of industry and geographic segments represent those assets that were associated with the operations of each segment. Corporate assets consist of cash and cash equivalents, prepaid expenses and other current assets, long term accounts and notes receivable, deferred charges and other assets. At December 31, 1997, $122.0 million or 45.2% ($99.8 million or 39.3% at December 31, 1996) of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil and $33.1 million or 12.2% ($64.6 million or 25.5% at December 31, 1996) were concentrated in Asia.
    Dividends received by the Company and domestic subsidiaries from its international operations for 1997, 1996 and 1995 were $323.3 million, $158.7 million and $139.0 million, respectively.

Notes to Financial Statements
(CONTINUED)


INDUSTRY SEGMENTS

(In millions)                                               1997                         1996                         1995
--------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers
   Tires                                               $10,357.7                    $10,211.0                    $10,104.5
   Related products and services                           911.6                        993.3                      1,157.8
--------------------------------------------------------------------------------------------------------------------------
     Total Tires                                        11,269.3                     11,204.3                     11,262.3
   General products                                      1,796.0                      1,781.3                      1,776.8
   Oil transportation                                       89.8                        127.2                        126.8
--------------------------------------------------------------------------------------------------------------------------
     Total Net Sales                                   $13,155.1                    $13,112.8                    $13,165.9
==========================================================================================================================
Income (Loss)
   Tires                                               $   780.4                    $   893.3                    $ 1,000.2
   General products                                        208.2                        162.9                        165.6
   Oil transportation                                       55.8                       (689.8)                        55.3
--------------------------------------------------------------------------------------------------------------------------
     Operating Income                                    1,044.4                        366.4                      1,221.1
==========================================================================================================================
   Interest expense                                       (119.5)                      (128.6)                      (135.0)
   Foreign currency exchange                                34.1                         (7.4)                       (17.4)
   Equity in net income of affiliates                       18.7                         19.1                         19.0
   Minority interest in net income of subsidiaries         (44.6)                       (43.1)                       (36.2)
   Corporate revenues and expenses                        (133.1)                       (84.1)                      (125.7)
--------------------------------------------------------------------------------------------------------------------------
     Income Before Income Taxes                        $   800.0                    $   122.3                    $   925.8
==========================================================================================================================
Assets
   Tires                                               $ 6,413.5                    $ 6,270.6                    $ 6,050.8
   General products                                        848.4                        815.1                        791.7
   Oil transportation                                      561.8                        605.6                      1,356.3
--------------------------------------------------------------------------------------------------------------------------
     Identifiable Assets                                 7,823.7                      7,691.3                      8,198.8
==========================================================================================================================
   Corporate assets                                      1,969.1                      1,840.2                      1,407.0
   Investments in affiliates, at equity                    124.6                        140.3                        183.8
--------------------------------------------------------------------------------------------------------------------------
     Total Assets                                      $ 9,917.4                    $ 9,671.8                    $ 9,789.6
==========================================================================================================================
 Capital Expenditures
   Tires                                               $   581.6                    $   500.6                    $   494.5
   General products                                        115.2                        112.9                        116.4
   Oil transportation                                        2.2                          4.0                          4.7
--------------------------------------------------------------------------------------------------------------------------
     Total Capital Expenditures                        $   699.0                    $   617.5                    $   615.6
==========================================================================================================================
 Depreciation
   Tires                                               $   382.5                    $   351.6                    $   329.6
   General products                                         69.6                         63.1                         59.1
   Oil transportation                                       17.2                         46.1                         46.2
--------------------------------------------------------------------------------------------------------------------------
     Total Depreciation                                $   469.3                    $   460.8                    $   434.9
==========================================================================================================================


Notes to Financial Statements
(CONTINUED)


GEOGRAPHIC SEGMENTS

(In millions)                                               1997                         1996                         1995
---------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers
   United States                                       $ 6,920.8                    $ 7,009.9                    $ 7,249.6
   Europe                                                3,160.8                      3,059.8                      2,853.7
   Latin America                                         1,575.0                      1,527.5                      1,542.9
   Asia                                                    772.7                        845.4                        833.2
   Canada                                                  725.8                        670.2                        686.5
--------------------------------------------------------------------------------------------------------------------------
     Total Net Sales                                   $13,155.1                    $13,112.8                    $13,165.9
==========================================================================================================================

Inter-Geographic Sales
   United States                                       $   345.5                    $   359.3                    $   408.4
   Europe                                                  109.2                         59.2                         90.1
   Latin America                                           158.0                        170.2                        172.5
   Asia                                                    542.0                        674.1                        815.9
   Canada                                                  325.0                        316.8                        297.3
--------------------------------------------------------------------------------------------------------------------------
     Total Inter-Geographic Sales                      $ 1,479.7                    $ 1,579.6                    $ 1,784.2
==========================================================================================================================
Revenue
   United States                                       $ 7,266.3                    $ 7,369.2                    $ 7,658.0
   Europe                                                3,270.0                      3,119.0                      2,943.8
   Latin America                                         1,733.0                      1,697.7                      1,715.4
   Asia                                                  1,314.7                      1,519.5                      1,649.1
   Canada                                                1,050.8                        987.0                        983.8
   Adjustments and eliminations                         (1,479.7)                    (1,579.6)                    (1,784.2)
--------------------------------------------------------------------------------------------------------------------------
     Total Revenue                                     $13,155.1                    $13,112.8                    $13,165.9
==========================================================================================================================
Operating Income (Loss)
   United States                                       $   491.2                    $  (296.7)                   $   543.9
   Europe                                                  214.9                        302.0                        317.2
   Latin America                                           224.2                        246.0                        238.8
   Asia                                                     65.3                         99.3                         90.1
   Canada                                                   48.8                         15.8                         31.1
--------------------------------------------------------------------------------------------------------------------------
     Total Operating Income                            $ 1,044.4                    $   366.4                    $ 1,221.1
==========================================================================================================================
Assets
   United States                                       $ 3,992.9                    $ 3,915.6                    $ 4,703.6
   Europe                                                1,943.6                      1,800.0                      1,719.9
   Latin America                                           849.5                        765.1                        683.0
   Asia                                                    524.8                        688.6                        576.9
   Canada                                                  512.9                        522.0                        515.4
     Identifiable Assets                                 7,823.7                      7,691.3                      8,198.8
   Corporate assets                                      1,969.1                      1,840.2                      1,407.0
   Investments in affiliates, at equity                    124.6                        140.3                        183.8
--------------------------------------------------------------------------------------------------------------------------
     Total Assets                                      $ 9,917.4                    $ 9,671.8                    $ 9,789.6
==========================================================================================================================


Notes to Financial Statements
(CONTINUED)


   Sales and operating income of the Asia segment reflect the results of the Company's majority-owned tire business and other operations in the region, principally the engineered products and natural rubber businesses. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's consolidated statement of income using the equity method.
   The following table presents the sales and operating income of the Company's Asian segment together with 100% of the unaudited sales and operating income of
SPT:

 (In millions)                     1997      1996      1995
-----------------------------------------------------------
 Net Sales:
   Asia Segment                $  772.7  $  845.4  $  833.2
   SPT (unaudited)                744.2     814.1     743.7
-----------------------------------------------------------
     Total (unaudited)         $1,516.9  $1,659.5  $1,576.9
===========================================================

 Operating Income:
   Asia Segment                $   65.3  $   99.3  $   90.1
   SPT (unaudited)                 63.5      75.8      71.5
-----------------------------------------------------------
     Total (unaudited)         $  128.8  $  175.1  $  161.6
===========================================================

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 1997, the Company had binding commitments for investments in land, buildings and equipment of $137.2 million and off-balance-sheet financial guarantees written of $83.6 million.
    At December 31, 1997, the Company had recorded liabilities aggregating $71.2 million for anticipated costs, including legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute, and is expected to be paid over several years. Refer to Note 1, Accounting Policies, Environmental Cleanup Matters for additional information.
    At December 31, 1997, the Company had recorded liabilities aggregating $125.5 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would materially affect the Company's financial condition, results of operations or liquidity.
    The Company is a party to several related lawsuits involving employment matters. There exists a reasonable possibility that the Company will not prevail in these cases. Although sufficient uncertainties exist in these cases to prevent the Company from determining the amount of its liability, if any, the ultimate exposure is not expected to exceed $90 million at December 31, 1997.
    Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1997 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

Notes to Financial Statements
(CONTINUED)


NOTE 19. PREFERRED STOCK PURCHASE RIGHTS PLAN
In June 1996, the Company authorized 7,000,000 shares of Series B Preferred Stock ("Series B Preferred") issuable only upon the exercise of rights ("Rights") issued under the Preferred Stock Purchase Rights Plan adopted on, and set forth in the Rights Agreement dated, June 4, 1996. Each share of Series B Preferred issued would be non-redeemable, non-voting and entitled to (i) cumulative quarterly dividends equal to the greater of $25.00 or, subject to adjustment, 100 times the per year amount of dividends declared on Goodyear Common Stock ("the Common Stock") during the preceding quarter and (ii) a liquidation preference.
    Under the Rights Plan, each shareholder of record on July 29, 1996 received a dividend of one Right per share of the Common Stock. Each Right, when exercisable, will entitle the registered holder thereof to purchase from the Company one one-hundredth of a share of Series B Preferred Stock at a price of $250 (the "Purchase Price"), subject to adjustment. The Rights will expire on July 29, 2006, unless earlier redeemed at $.001 per Right. The Rights will be exercisable only in the event that an acquiring person or group purchases, or makes -- or announces its intention to make -- a tender offer for, 15% or more of the Common Stock. In the event that any acquiring person or group acquires 15% or more of the Common Stock, each Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price.
    If the Company is acquired or a sale or transfer of 50% or more of the Company's assets or earnings power is made after the Rights become exercisable, each Right (except those held by an acquiring person or group) will entitle the holder to purchase common stock of the acquiring entity having a market value then equal to two times the Purchase Price. In addition, when exercisable the Rights under certain circumstances may be exchanged by the Company at the ratio of one share of Common Stock (or the equivalent thereof in other securities, property or cash) per Right, subject to adjustment.
    The Rights Plan replaced the rights plan adopted in 1986, whereunder rights to purchase Series A $10.00 Preferred Stock were issued and expired without being exercisable on July 28, 1996.

Supplementary Data
(Unaudited)

QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)
                                                                      Quarter
                                         ---------------------------------------------------------------
 1997                                         First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                 $3,233.2          $3,315.5         $3,322.2          $3,284.2        $13,155.1
 Gross Profit                                 772.2             782.7            777.4             776.9          3,109.2
===========================================================================================================================
 Net Income                                $  170.4             192.2         $  194.1          $    2.0        $   558.7
===========================================================================================================================
 Net Income Per Share   -- Basic           $    1.09         $    1.23        $    1.25         $     .01       $     3.58
                        -- Diluted         $    1.08         $    1.22        $    1.22         $     .01       $     3.53
===========================================================================================================================
 Average Shares Outstanding
-- Basic                                      156.4             155.8            156.2             156.5            156.2
-- Diluted                                    158.0             157.7            158.3             158.6            158.2

 Price Range of Common Stock:*
High                                       $   55-7/8        $   63-3/8       $   69-3/4        $   71-1/4      $    71-1/4
Low                                            50-5/8            49-1/4           60-5/8            58-5/8           49-1/4
===========================================================================================================================
 Dividends Per Share                            .28                .28              .28               .30             1.14
===========================================================================================================================

The 1997 fourth quarter included a net after-tax charge of $176.3 million or $1.13 per share-basic for rationalizations.

                                                                      Quarter
                                          --------------------------------------------------------------
 1996                                         First            Second            Third            Fourth             Year
---------------------------------------------------------------------------------------------------------------------------
 Net Sales                                 $3,245.5          $3,329.5         $3,267.7          $3,270.1        $13,112.8
 Gross Profit                                 764.3             795.2            758.9             767.7          3,086.1
===========================================================================================================================
 Net Income(Loss)                          $  151.8          $  187.9         $  170.2          $ (408.2)       $   101.7
===========================================================================================================================

 Net Income (Loss) Per Share  -- Basic     $     .98         $    1.22        $    1.09         $   (2.63)      $      .66
                              -- Diluted   $     .97         $    1.20        $    1.09         $   (2.63)      $      .65
Average Shares Outstanding
-- Basic                                      154.3             155.1            155.3             155.7            155.1
-- Diluted                                    156.2             157.1            156.7             155.7            156.8

Price Range of Common Stock:*
High                                       $   53            $   53           $   49-1/8        $   52-1/4      $    53
Low                                            42-3/4            46-7/8           41-1/2            43-1/8           41-1/2
===========================================================================================================================
 Dividends Per Share                            .25               .25              .25               .28             1.03
===========================================================================================================================

The 1996 fourth quarter included a net after-tax charge of $572.2 million or $3.68 per share-basic for the writedown of the All American Pipeline System and related assets and other rationalizations.

*New York Stock Exchange - Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.      None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 26, 1998, for its Annual Meeting of Shareholders to be held on April 6, 1998 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 15 through 20, inclusive, of this Annual Report.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1997, except that: (1) Mr. L. N. Fiedler, a Vice President of Registrant, filed an amendment, dated January 13, 1998, to his Form 4 for December 1997, dated January 5, 1998, to correct the reporting of his holdings of Common Stock to reflect a gift of 42 shares of Common Stock made on December 23, 1997; (2) Mr. R. W. Hauman, a Vice President and the Treasurer of Registrant, filed amendments, each dated January 5, 1998, to his Form 4 for June 1997 and his Form 4 for September 1997 to correct an administrative error in the reporting of his holdings of Common Stock; and (3) Mr. G. A. Miller, a Vice President of Registrant, filed Amendments, each dated February 6, 1998, to his Form 4 for November 1997 and December of 1997 to correct an administrative error in the calculation of his holdings of Common Stock. To the knowledge of Registrant, no person owned 10% or more of any class of Registrant's equity securities registered under the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.

      Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation", at pages 9 through 17, inclusive, of the Proxy Statement.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 9 through 17, inclusive, of the Proxy Statement.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


A.  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS: See Index on page 32 of this Annual Report.

     2. FINANCIAL STATEMENT SCHEDULES: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-1 is by specific reference hereby incorporated into and made a part of this Annual Report.

     3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K: See the Index of Exhibits at pages X-1 through X-6, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of Registrant:

     EXHIBIT                     DESCRIPTION                        FILED AS EXHIBIT
     -------                    -------------                      ------------------
       10(a)       1997 Performance Incentive Plan of The          10.1 to Form 10-Q for
                   Goodyear Tire & Rubber Company                  the quarter ended
                   (the "1997 Plan")                               June 30, 1997

       10(b)       1989 Goodyear Performance and Equity            A to Form 10-Q for
                   Incentive Plan ("1989 Plan")                    quarter ended March 31, 1989

       10(c)       Forms of Stock Option Grant Agreements          10.1 to this Annual
                   under the 1997 Plan in respect of Stock         Report on Form 10-K
                   Options and SARs granted December 2,
                   1997

       10(d)       Performance Recognition Plan                    10.1 to Form 10-K for
                   adopted as of January 1, 1996                   year ended December 31, 1995

       10(e)       Form of Performance Grant Agreement             10.2 to this Annual Report
                   under 1997 Plan dated December 2, 1997          on Form 10-K

       10(f)       Forms of Stock Option Grant Agreements          10.3 to Form 10-K for year
                   under 1989 Plan in respect of options and       ended December 31, 1996
                   SARs granted December 3, 1996

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

       10(h)       1987 Employees' Stock Option Plan               B to Form 10-Q for quarter
                                                                   ended March 31, 1987

       10(i)       Form of Performance Equity Grant                10.2 to Form 10-K for year
                   Agreement for 1994 under 1989 Plan              ended December 31, 1996
                   (as amended December 3, 1996)

       10(j)       Goodyear Supplementary Pension Plan             A to Form 10-Q for
                   (as amended)                                    quarter ended March 31,
                                                                   1990

       10(k)       Form of Performance Equity Grant                10.4 to Form 10-K for year
                   Agreement for 1995 under 1989 Plan              ended December 31, 1996
                   (as amended December 3, 1996)

       10(l)       Goodyear Employee Severance Plan                A-II to Form 10-K for year
                                                                   ended December 31, 1988

     EXHIBIT                     DESCRIPTION                        FILED AS EXHIBIT
     -------                    -------------                      ------------------
       10(m)       Forms of Stock Option Grant Agreements          10.3 to Form 10-K for year
                   under 1989 Plan in respect of options and       ended December 31, 1995
                   SARs granted January 9, 1996

       10(n)       Form of Performance Equity Grant                10.5 to Form 10-K for year
                   Agreement for 1996 under 1989 Plan              ended December 31, 1996
                   (as amended December 3, 1996)

       10(o)       Form of Performance Equity Grant                10.6 to Form 10-K for year
                   Agreement for 1997 under 1989 Plan              ended December 31, 1996

       10(p)       Forms of Stock Option Grant Agreements          G to Form 10-K for year
                   under 1989 Plan in respect of options and       ended December 31, 1994
                   SARs granted January 4, 1995

       10(r)       Deferred Compensation Plan for Executives       B to Form 10-Q for quarter
                                                                   ended September 30, 1994

       10(s)       1994 Restricted Stock Award Plan for            B to Form 10-Q for
                   Non-employee Directors                          quarter ended June 30, 1994

       10(t)       Outside Directors' Equity                       10.3 to this Annual Report
                   Participation Plan (as amended)                 on Form 10-K




B. REPORTS ON FORM 8-K:

    No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1997.

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

                                            THE GOODYEAR TIRE & RUBBER COMPANY
                                                        (Registrant)

Date: March 6, 1998                          By /s/ SAMIR G. GIBARA
                                                --------------------------
                                                Samir G. Gibara, Chairman
                                              of the Board, Chief Executive
                                                  Officer and President


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 6, 1998                           /s/ SAMIR G. GIBARA
                                              --------------------------
                                              Samir G. Gibara, Chairman
                                            of the Board, Chief Executive
                                             Officer and President and
                                           Director (Principal Executive
                                                       Officer)


Date: March 6, 1998                           /s/ ROBERT W. TIEKEN
                                              ---------------------------
                                              Robert W. Tieken, Executive
                                                    Vice President
                                             (Principal Financial Officer)


Date: March 6, 1998                           /s/ JOHN W. RICHARDSON
                                              ---------------------------
                                          John W. Richardson, Vice President
                                            (Principal Accounting Officer)





                     ( John G. Breen, Director          )
                     ( William E. Butler, Director      )
                     ( Thomas H. Cruikshank, Director   )
                     ( William J. Hudson, Jr., Director )
                     ( Gertrude G. Michelson, Director  )
Date: March 6, 1998  ( Steven A. Minter, Director       )   By /s/ ROBERT W. TIEKEN
                     ( Agnar Pytte, Director            )      --------------------
                     ( George H. Schofield, Director    ) Robert W. Tieken, Signing as
                     ( William C. Turner, Director      )   Attorney-in-Fact for the
                     ( Martin D. Walker, Director       )    directors whose names
                                                                appear opposite.
                       Katherine G. Farley, Director



      A Power of Attorney, dated December 2, 1997, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

                          FINANCIAL STATEMENT SCHEDULES

                        ITEMS 8 AND 14(a)(2) OF FORM 10-K

                                FOR CORPORATIONS

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                   ----------

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:

                                            SCHEDULE NO.      PAGE NUMBER
                                           --------------   --------------

Valuation and Qualifying Accounts .........      II              FS-1

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


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             Year Ended December 31,
================================================================================

(In Millions)                                              1997
------------------------------------------------------------------------------------------------------------------

                                                             Additions                   Translation
                                             Balance at       charged      Deductions    adjustment     Balance
                                              beginning     (credited)        from         during      at end of
Description                                   of period      to income      reserves       period       period
------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts                          $58.1          $20.5        $(25.3)        $(3.8)        $49.5
Valuation allowance-- deferred
 tax assets                                      21.4           (5.6)           --            --          15.8
                                                           1996
------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts                         $ 56.2         $ 19.3        $(18.9)(a)     $ 1.5         $58.1
Valuation allowance -- deferred
 tax assets                                      29.7           (8.3)           --            --          21.4
                                                           1995
------------------------------------------------------------------------------------------------------------------
Deducted from accounts and notes receivable:
 For doubtful accounts                         $ 54.0         $ 19.5        $(17.5)(a)     $  .2         $56.2
Valuation allowance -- deferred
 tax assets                                      68.9          (34.7)         (4.5)           --          29.7

----------
Note: (a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997

                              INDEX OF EXHIBITS(1)

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     3         ARTICLES OF INCORPORATION AND BY-LAWS

          (a)  Certificate of Amended Articles of Incorporation of The Goodyear
               Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear
               Tire & Rubber Company, dated April 6, 1993, and Certificate of
               Amendment to Amended Articles of Incorporation of Registrant dated June 4, 1996, three documents comprising Registrant's
               Articles of Incorporation as amended through March 5, 1998
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1996, File No.
               1-1927).

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

          (e)  Conformed copy of First Amendment to Replacement and Restatement
               Agreement, dated as of March 31, 1997, among Registrant, the Lenders named therein and The Chase Manhattan Bank (formerly
               Chemical Bank), as Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.5 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1997, File No. 1-1927).

          (f)  Form of Indenture, dated as of March 15, 1996, between Registrant and Chemical Bank (now The Chase Manhattan Bank), as Trustee, as
               supplemented.                                                              4.1            X-4-1

          (g)  Form of 6-5/8% Note Due 2006, dated December 9, 1996, issued by
               Registrant in aggregate principal of $250,000,000 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No, 1-1927).

               Information concerning Goodyear's long-term debt is set forth at
               Note 7, captioned "Financing Arrangements and Financial
               Instruments", at the sub-caption "Long Term Debt and Financing
               Arrangements", in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by specific reference. In accordance with paragraph (iii) to Part 4 of Item
               601 of Regulation S-K, the agreements and instruments defining the rights of holders of long term debt of Registrant in respect of which the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

      ---------------

      (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     10        MATERIAL CONTRACTS

          (a)  1997 Performance Incentive Plan of The Goodyear Tire & Rubber
               Company, as adopted by the Board of Directors on February 4, 1997, and approved by shareholders on April 14, 1997
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1997, File No.
               1-1927).

          (b)  1989 Goodyear Performance and Equity Incentive Plan of
               Registrant, as adopted by the Board of Directors of Registrant on December 6, 1988, and approved by the shareholders of Registrant on April 10, 1989 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1989, File No. 1-1927).

          (c)  Forms of Stock Option Grant Agreements in respect of options               10.1        X-10.1-1
               granted December 2, 1997 under the 1997 Performance Incentive
               Plan of Registrant: Part I, form of Grant Agreement for Incentive
               Stock Options; Part II, form of Grant Agreement for Non-Qualified
               Stock Options; and Part III, form of Grant Agreement for
               Non-Qualified Stock Options and tandem Stock Appreciation Rights.

          (d)  Performance Recognition Plan of Registrant adopted effective
               January 1, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 1-1927).

          (e)  Form of Performance Unit Grant Agreement in respect of grants              10.2       X-10.2-1
               made on December 2, 1997 in respect of 1998 under the 1997
               Performance Incentive Plan of Registrant.

          (f) Forms of Stock Option Grant Agreements in respect of options and SARs granted December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan; Part I, form of Agreement for
               Incentive Stock Options, Part II, form of Agreement for
               Non-Qualified Stock Options, and Part III, form of Agreement for
               Non-Qualified Stock Options and Tandem Stock Appreciation Rights
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-1927).

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

     ---------------

      (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     10   (h)  1987 Employees' Stock Option Plan of Registrant (incorporated by reference, filed with the Securities and Exchange Commission as
               Exhibit B to Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1987, File No. 1-1927).

          (i) Form of Performance Equity Grant Agreement in respect of grants made on January 4, 1994 under the 1989 Goodyear Performance and
               Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

          (j)  Goodyear Supplementary Pension Plan, as amended May 1, 1990
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No.
               1-1927).

          (k) Form of Performance Equity Grant Agreement in respect of grants made on December 6, 1994 in respect of 1995 under the 1989
               Goodyear Performance and Equity Incentive Plan, as amended
               December 3, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.4 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-1927).

          (l)  Goodyear Employee Severance Plan, as adopted by the Board of
               Directors of Registrant on February 14, 1989 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A-II to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).

          (m) Forms of Stock Option Grant Agreement granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan;
               Part I, Form of Agreement for Incentive Stock Options, Part II,
               Form of Agreement for Non-qualified Stock Options, and Part III,
               Form of Agreement for Non-qualified Stock Options and tandem
               Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 1-1927).

          (n) Form of Performance Equity Grant Agreement in respect of grants made January 9, 1996 under the 1989 Goodyear Performance and
               Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
      10  (o)  Form of Performance Equity Grant Agreement in respect of grants made on December 3, 1996 in respect of 1997 under the 1989
               Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed with the Securities and Exchange Commission as
               Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1996, File No. 1-1927).

          (p) Forms of Stock Option Grant Agreements in respect of options and SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity Incentive Plan; Part I, form of Agreement for
               Incentive Stock Options, Part II, form of Agreement for
               Non-Qualified Stock Options, and Part III, form of Agreement for
               Non-Qualified Stock Options and tandem Stock Appreciation Rights
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit G to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1994, File No. 1-1927).

          (q)  Conformed copy of Consolidated Receivables Sale Agreement
               [$550,000,000 Facility], dated as of November 15, 1996, among
               Registrant, Asset Securitization Cooperative Corporation and
               Canadian Imperial Bank of Commerce (incorporated by reference, field with the Securities and Exchange Commission as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996 File No. 1-1927).

          (r)  The Goodyear Tire & Rubber Company Deferred Compensation Plan for
               Executives, as adopted effective October 4, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

          (s)  1994 Restricted Stock Award Plan for nonemployee Directors of
               Registrant, as adopted effective June 1, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).

          (t)  Outside Directors' Equity Participation Plan, as adopted February          10.3      X-10.3-1
               2, 1996 and amended February 3, 1998.




     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----

     11        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           (a) Statement setting forth the Computation of Earnings                       11          X-11-1
               Per Share.

     12        STATEMENT RE COMPUTATION OF RATIOS.

           (a) Statement setting forth the Computation of Ratio of                       12          X-12-1
               Earnings to Fixed Charges.

     21        SUBSIDIARIES

           (a) List of subsidiaries of Registrant at March 5, 1998.                      21          X-21-1


     23        CONSENTS OF EXPERTS AND COUNSEL

           (a) Consent of Price Waterhouse LLP, independent accoun-                      23          X-23-1
               tants, to incorporation by reference of their report set forth on page 32 of this Annual Report in certain Registration Statements on Forms S-3 and S-8.

     24        POWER OF ATTORNEY

           (a) Power of Attorney, dated December 2, 1997, authorizing                    24          X-24-1
               Robert W. Tieken, C. Thomas Harvie, John W. Richardson, Richard
               W. Hauman, James Boyazis, or any one or more of them, to sign this Annual Report on behalf of certain directors of Registrant.


     27        FINANCIAL DATA SCHEDULE                                                   27          X-27-1

     99        ADDITIONAL EXHIBITS

          (a)  Registrant's definitive Proxy Statement dated February 26, 1998
               (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927).

     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.