Form 10-Q
period 1998-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1998-04-16
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

     Yes  X                                                   No
         ---                                                    -----

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 1998:          157,238,980

==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)                            Three Months Ended
                                                                 March 31,
                                                           1998           1997
                                                        ---------      ---------
NET SALES                                                $ 3,094.0     $ 3,208.7

Cost of Goods Sold                                         2,331.2       2,453.1
Selling, Administrative and General Expense                  459.0         466.3
Interest Expense                                              30.3          31.0
Other (Income) and Expense                                   (54.0)          7.6
Foreign Currency Exchange                                     (5.3)         (3.1)
Minority Interest in Net Income of Subsidiaries                8.8          11.5
                                                         ---------     ---------
Income from Continuing Operations before Income Taxes        324.0         242.3
United States and Foreign Taxes on Income                    112.5          82.1
                                                         ---------     ---------
INCOME FROM CONTINUING OPERATIONS                            211.5         160.2

Discontinued Operations                                      (34.7)         10.2
                                                         ---------     ---------
NET INCOME                                                   176.8         170.4

Retained Earnings at Beginning of Period                   2,983.4       2,603.0

CASH DIVIDENDS                                               (47.0)        (43.9)
                                                         ---------     ---------
Retained Earnings at End of Period                       $ 3,113.2     $ 2,729.5
                                                         =========     =========


PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                    $    1.35     $    1.02
    Discontinued Operations                                  (0.22)         0.07
                                                         ---------     ---------
    NET INCOME                                           $    1.13     $    1.09
                                                         =========     =========

Average Shares Outstanding                                   156.8         156.4


PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                    $    1.33     $    1.01
    Discontinued Operations                                  (0.22)         0.07
                                                         ---------     ---------
    NET INCOME                                           $    1.11     $    1.08
                                                         =========     =========

Average Shares Outstanding                                   159.0         158.0


CASH DIVIDENDS PER SHARE                                 $    0.30     $    0.28
                                                         =========     =========




The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)
                                                                        March 31,    December 31,
                                                                          1998           1997
ASSETS:                                                                -----------    ---------
CURRENT ASSETS:
     Cash and cash equivalents                                           $   160.3     $   258.6
     Accounts and notes receivable,
        less allowance (1998-$51.5, 1997-$49.5)                            1,876.8       1,733.6
     Inventories:
        Raw materials                                                        374.9         307.0
        Work in process                                                       87.2          87.1
        Finished product                                                   1,614.4       1,441.1
                                                                         ---------     ---------
                                                                           2,076.5       1,835.2

     Prepaid expenses and other current assets                               367.9         336.5

     Net assets held for sale                                                393.7          --
                                                                         ---------     ---------
        TOTAL CURRENT ASSETS                                               4,875.2       4,163.9

Long Term Accounts and Notes Receivable                                      188.2         201.9
Investments in Affiliates, at equity                                         126.7         124.6
Other Assets                                                                  64.1         134.1
Deferred Charges                                                           1,189.1       1,143.2
Properties and Plants,
     less accumulated depreciation (1998-$5,010.9, 1997-$5,084.3)          3,741.8       4,149.7
                                                                         ---------     ---------
    TOTAL ASSETS                                                         $10,185.1     $ 9,917.4
                                                                         =========     =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                            $ 1,031.5     $ 1,177.8
     Compensation and benefits                                               743.4         782.7
     Other current liabilities                                               415.3         421.8
     United States and foreign taxes                                         375.3         362.0
     Notes payable to banks                                                  726.1         440.2
     Long term debt due within one year                                       16.1          66.5
                                                                         ---------     ---------
        TOTAL CURRENT LIABILITIES                                          3,307.7       3,251.0

Compensation and Benefits                                                  1,949.5       1,945.7
Long Term Debt                                                               974.5         844.5
Other Long Term Liabilities                                                  211.9         224.5
Minority Equity in Subsidiaries                                              208.3         256.2
                                                                         ---------     ---------
    TOTAL LIABILITIES                                                      6,651.9       6,521.9

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                   --            --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares 157,238,980 (156,588,783 in 1997)
      after deducting 38,439,688 treasury shares (39,089,885 in 1997)        157.2         156.6
Capital Surplus                                                            1,085.6       1,061.6
Retained Earnings                                                          3,113.2       2,983.4
Accumulated Other Comprehensive Income                                      (822.8)       (806.1)
                                                                         ---------     ---------
    TOTAL SHAREHOLDERS' EQUITY                                             3,533.2       3,395.5
                                                                         ---------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $10,185.1     $ 9,917.4
                                                                         =========     =========

The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited




(In millions)                                                                              Accumulated Other
                                                                                          Comprehensive Income
                                                                                         ---------------------
                                                     Common   Capital      Retained      Foreign      Minimum      Total
                                                      Stock   Surplus      Earnings      Currency     Pension   Shareholders'
                                                                                        Translation   Liability    Equity
                                                  -----------------------------------------------------------------------

Balance at December 31, 1997                      $   156.6  $ 1,061.6    $ 2,983.4    $  (778.0)   $   (28.1)  $ 3,395.5

   COMPREHENSIVE INCOME FOR 1998:

                 NET INCOME                                                   176.8
                 FOREIGN CURRENCY TRANSLATION                                              (15.0)
                 MINIMUM PENSION LIABILITY                                                               (1.7)

                    TOTAL COMPREHENSIVE INCOME                                                                      160.1

   Cash dividends                                                             (47.0)                                (47.0)

   Common stock transactions                            0.6       24.0                                               24.6
                                                  -----------------------------------------------------------------------
Balance at March 31, 1998                         $   157.2  $ 1,085.6    $ 3,113.2    $  (793.0)   $   (29.8)  $ 3,533.2
                                                  =======================================================================






                                                                                           Accumulated Other
                                                                                          Comprehensive Income
                                                                                         ----------------------
                                                     Common   Capital      Retained      Foreign      Minimum      Total
                                                      Stock   Surplus      Earnings      Currency     Pension   Shareholders'
                                                                                        Translation   Liability    Equity
                                                  -----------------------------------------------------------------------

Balance at December 31, 1996                      $   156.1  $ 1,059.4    $ 2,603.0    $  (508.4)   $   (31.0)  $ 3,279.1

   COMPREHENSIVE INCOME FOR 1997:

                 NET INCOME                                                   170.4
                 FOREIGN CURRENCY TRANSLATION                                              (18.7)
                 MINIMUM PENSION LIABILITY                                                                1.3

                    TOTAL COMPREHENSIVE INCOME                                                                      153.0

   Cash dividends                                                             (43.9)                                (43.9)

   Common stock transactions                           (0.1)     (18.1)                                             (18.2)
                                                  -----------------------------------------------------------------------
Balance at March 31, 1997                         $   156.0  $ 1,041.3    $ 2,729.5    $  (527.1)   $   (29.7)  $ 3,370.0
                                                  =======================================================================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                 Three Months Ended
                                                                  March 31,
                                                                 1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:                            -----     -----
   NET INCOME                                                   $176.8     $170.4
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                             124.4      111.8
        Discontinued operations                                   42.9       --
        Asset sales                                              (61.1)      --
        Accounts and notes receivable                           (195.5)    (300.7)
        Inventories                                             (268.8)    (103.8)
        Accounts payable-trade                                  (102.9)      41.9
        Other assets and liabilities                             (67.8)      27.6
                                                                ------     ------
                                 Total adjustments              (528.8)    (223.2)
                                                                ------     ------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES               (352.0)     (52.8)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                    (118.3)     (93.7)
        Asset sales                                               73.5       --
        Asset acquisitions                                       (58.9)     (85.0)
        Other transactions                                        (0.8)      (2.2)
                                                                ------     ------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES               (104.5)    (180.9)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                 185.3      377.5
        Short term debt paid                                      (9.6)     (35.6)
        Long term debt incurred                                  309.5        2.8
        Long term debt paid                                     (103.7)     (36.5)
        Common stock issued                                       24.6       35.5
        Common stock acquired                                     --        (42.8)
        Dividends paid                                           (47.0)     (43.9)
                                                                ------     ------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                359.1      257.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents      (0.9)      (5.6)
                                                                ------     ------
Net Change in Cash and Cash Equivalents                          (98.3)      17.7

Cash and Cash Equivalents at Beginning of the Period             258.6      238.5
                                                                ------     ------
Cash and Cash Equivalents at End of the Period                  $160.3     $256.2
                                                                ======     ======


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS
-----------------------

     On March 21, 1998 the Company reached an agreement to sell substantially all of the assets and liabilities of its oil transportation business segment to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale are expected to be $422.2 million, which includes distributions to the Company prior to closing of approximately $25.1 million. The proceeds are subject to adjustment as provided in the Stock Purchase Agreement. The sale is expected to be completed by July 1998. The principal assets of the Oil Transportation segment include the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas and related terminal and storage facilities, and a crude oil gathering system located in California's San Joaquin Valley.

     The transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. The net assets held for sale are reported on the Consolidated Balance Sheet at net realizable value less estimated costs of disposal.

     Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                                Three Months Ended
                                                                  March 31,
                                                              1998        1997
                                                              ----        ----

NET SALES                                                    $ 22.4       $ 24.5
                                                             ======       ======

Income before Income Taxes                                   $ 12.9       $ 15.9
United States Taxes on Income                                   4.7          5.7
                                                             ------       ------
Income from Discontinued Operations                             8.2         10.2

Loss on Sale of Discontinued Operations, including
  estimated income from operations during the
  disposal period of $10.0 (net of tax of $24.1)              (42.9)        --
                                                             ------       ------

DISCONTINUED OPERATIONS                                      $(34.7)      $ 10.2
                                                             ======       ======


INCOME (LOSS) PER SHARE - BASIC:

   Income from Discontinued Operations                       $  .05       $  .07

   Loss on Sale of Discontinued Operations                     (.27)        --
                                                             ------       ------
   DISCONTINUED OPERATIONS                                   $ (.22)      $  .07
                                                             ======       ======


INCOME (LOSS) PER SHARE - DILUTED:

   Income from Discontinued Operations                       $  .05       $  .07

   Loss on Sale of Discontinued Operations                     (.27)        --
                                                             ------       ------
   DISCONTINUED OPERATIONS                                   $ (.22)      $  .07
                                                             ======       ======

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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:

(In millions)                               Three Months Ended March 31
                                            ----------------------------
                                             Asia
                                            Segment    SPT     Total
                                            -------  ------   -------
NET SALES:
         1998                               $137.5   $161.5    $299.0
         1997                                199.3    183.6     382.9

OPERATING INCOME:
         1998                               $  9.7   $  9.2    $ 18.9
         1997                                 27.5     14.8      42.3


OTHER (INCOME) AND EXPENSE
--------------------------

     Other (income) and expense in 1998 included a gain of $61.1 million on the sale of the Company's Calhoun, Georgia latex processing facility.

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING ACTIVITIES
-----------------------------------------------------------

     In the first quarter of 1997 the Company acquired a 60% equity interest in a South African tire and industrial rubber products business, and assumed $29 million of debt under the terms of the purchase agreement.


PER SHARE OF COMMON STOCK
-------------------------

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.


ADJUSTMENTS
-----------

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.


RECLASSIFICATION
----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1998 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                               Three Months Ended
                                                               March 31,
                                                           1998          1997
                                                         --------      --------
INDUSTRY SEGMENTS
   Sales to Unaffiliated Customers:
     Tires                                                $2,448.8     $2,541.6
     Related products and services                           209.9        210.6
                                                          --------     --------
          Total Tires                                      2,658.7      2,752.2
     General products                                        435.3        456.5
                                                          --------     --------
        NET SALES                                         $3,094.0     $3,208.7
                                                          ========     ========

   Income:
     Tires                                                $  279.2     $  266.9
     General products                                        109.9         46.3
                                                          --------     --------
        OPERATING INCOME                                     389.1        313.2

      Exclusions from operating income                       (65.1)       (70.9)
                                                          --------     --------
        Income from continuing operations                 $  324.0     $  242.3
                   before income taxes                    =========    =========



GEOGRAPHIC SEGMENTS
   Sales to Unaffiliated Customers:
     United States                                        $1,669.4     $1,687.7
     Europe                                                  733.6        764.5
     Latin America                                           375.7        383.1
     Asia                                                    137.5        199.3
     Canada                                                  177.8        174.1
                                                          --------     --------
        NET SALES                                         $3,094.0     $3,208.7
                                                          ========     ========


   Operating Income:
     United States                                        $  207.1     $  126.4
     Europe                                                   90.1         79.6
     Latin America                                            68.5         68.3
     Asia                                                      9.7         27.5
     Canada                                                   13.7         11.4
                                                          --------     --------
        OPERATING INCOME                                  $  389.1     $  313.2
                                                          ========     ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

     Sales in the first quarter of 1998 were $3.09 billion, decreasing 3.6% from $3.21 billion in the 1997 quarter. Net income in the first quarter of 1998 was $176.8 million or $1.11 per share-diluted, compared to net income in the 1997 quarter of $170.4 million or $1.08 per share-diluted. Basic net income per share was $1.13 and $1.09 in the 1998 and 1997 periods, respectively. Unless otherwise indicated, all per share amounts in this discussion refer to diluted earnings per share.

     Net income in the 1998 quarter included an after tax gain of $37.9 million or $.24 per share from the sale of the Calhoun, Georgia latex processing facility, and an after tax loss of $34.7 million or $.22 per share on the anticipated sale of the assets of the oil transportation segment. In addition, after tax charges of $6.9 million or $.04 per share were recorded related to the transition to seven-day operations at certain production facilities in North America. These items are discussed further below.

     Tire unit sales rose 3.0% in the worldwide original equipment market compared to the first quarter of 1997, although worldwide replacement unit sales were down slightly. Revenues decreased due primarily to the strengthening of the U.S. dollar versus European and Asian currencies and continued worldwide competitive pricing pressures.

     Cost of goods sold decreased to 75.3% of sales from 76.5% in the 1997 period, reflecting lower raw material costs and improved worldwide productivity. Cost of goods sold was adversely affected in the 1998 quarter by the previously mentioned costs related to the transition to seven-day operations at certain North American production facilities, which totaled $10.4 million ($6.9 million after tax or $.04 per share). Selling, administrative and general expense (SAG) rose to 14.8% of sales from 14.5% in the year-ago quarter, due primarily to lower revenues.

     Other income and expense in 1998 included the previously mentioned gain on the sale of the Calhoun, Georgia latex processing facility totaling $61.1 million ($37.9 million after tax or $.24 per share).

     On March 21, 1998 the Company reached an agreement to sell substantially all of the assets and liabilities of its oil transportation business segment to Plains All American Inc., a subsidiary of Plains Resources Inc. for $422.2 million, which includes distributions prior to closing of approximately $25.1 million. The proceeds are subject to adjustment as provided in the Stock Purchase Agreement. The sale is expected to be completed by July 1998. The principal assets of the oil transportation segment include the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas and related terminal and storage facilities, and a crude oil gathering system located in California's San Joaquin Valley. The net loss on the expected sale totaled $34.7 million or $.22 per share, and was comprised of net income from operations in the first quarter of 1998 of $8.2 million or $.05 per share, the loss on the sale of the net assets of $49.3 million or $.31 per share and the estimated net income from operations from April 1, 1998 to closing of sale totaling $6.4 million or $.04 per share. This transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. For further information, refer to the note to the financial statements, Discontinued Operations.


SEGMENT INFORMATION
-------------------

     Segment operating income of $389.1 million increased 24.2% from $313.2 million in the 1997 period. Segment operating margin was 12.6% of sales, compared to 9.8% in the 1997 period. Segment results in 1998 included the gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility.


INDUSTRY SEGMENTS
-----------------

Tires
-----

     Sales of $2.66 billion decreased 3.4% from $2.75 billion in the 1997 period. Operating income of $279.2 million increased 4.6% from $266.9 million in the 1997 period. Operating margin rose to 10.5% of sales from 9.7%.

     Revenues decreased despite higher unit sales in North America and Latin America, due primarily to the adverse impact of the strengthening of the U.S. dollar versus currencies in Europe and Asia and worldwide competitive pricing pressures.

     The following table presents changes in tire unit sales:

              % Increase in Company Tire Unit Sales - First Quarter
              -----------------------------------------------------

                                                           1998 vs. 1997
                                                           -------------
                  U.S.                                          2.2%
                  International                                (0.6)
                  Worldwide                                     0.8

     Operating income increased due to lower raw material costs, improved productivity and the effects of cost containment measures. Operating income in the 1998 quarter was reduced by the previously mentioned $10.4 million of costs associated with the transition to seven-day operations at certain North American production facilities.

GENERAL PRODUCTS
----------------

     Sales of $435.3 million decreased 4.6% from $456.5 million in the 1997 period. Operating income was $109.9 million in the 1998 quarter, compared to $46.3 million in the 1997 period. Operating margin rose to 25.2% of sales from 10.1%. The 1998 quarter included the gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility.

     Sales in engineered products decreased due primarily to lower volume resulting from the sale of the Jackson, Ohio automotive trim plant in the third quarter of 1997 and lower sales of certain industrial rubber products. Operating income increased due to improved margins resulting from the effects of cost containment measures.

     Sales in chemical products decreased due to reduced unit volume and lower selling prices. Operating income increased due to the gain on the sale of the Calhoun facility.

GEOGRAPHIC SEGMENTS
-------------------

     In the United States, sales of $1.67 billion decreased 1.1% from $1.69 billion in the 1997 period. Operating income of $207.1 million increased 63.8% from $126.4 million in 1997. Operating margin rose to 12.4% of sales from 7.5%. The 1998 quarter included the gain of $61.1 million on the sale of the Calhoun, Georgia facility.

     Sales in the U.S. decreased despite higher tire unit sales, due primarily to competitive tire pricing pressures and reduced volume in engineered and chemical products. Operating income increased due to lower raw material costs, improved productivity, and the effects of cost containment measures. Operating income in the 1998 quarter was reduced by the previously mentioned $10.4 million of costs associated with the transition to seven-day operations at certain North American production facilities.

     In Europe, sales of $733.6 million decreased 4.0% from $764.5 million in the 1997 period. Operating income of $90.1 million increased 13.2% from $79.6 million in the 1997 period. Operating margin rose to 12.3% of sales from 10.4%.

     Sales in Europe decreased due to the effects of currency translation and lower tire unit sales. Operating income increased due primarily to improved mix, productivity improvements, lower raw material costs and the effects of cost containment measures.

     In Latin America, sales of $375.7 million decreased 1.9% from $383.1 million in the 1997 period. Operating income of $68.5 million increased slightly from $68.3 million in the 1997 period. Operating margin rose to 18.2% of sales from 17.8%.

     Despite higher tire unit volume, sales in Latin America decreased due to the effects of currency translations and competitive pricing pressures, which also adversely affected operating income. Operating income increased slightly due primarily to lower raw material costs and the effects of cost containment measures.

     In Asia, sales of $137.5 million decreased 31.0% from $199.3 million in the 1997 period. Operating income of $9.7 million decreased 64.6% from $27.5 million in the 1997 period. Operating margin decreased to 7.1% of sales from 13.8%.

     Sales and operating income in Asia decreased due primarily to the effects of currency translation and lower tire unit sales resulting from severe economic turmoil and competitive pricing conditions. Sales and operating income in Asia in future periods may be adversely affected by continued unfavorable economic conditions in the region.

     Sales and operating income of the Asia segment reflect the results of the Company's majority-owned tire business and other operations in the region, principally the engineered products and natural rubber businesses. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's consolidated statement of income using the equity method.

     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)                Three Months Ended March 31,

                              Asia
                             Segment            SPT          Total
                             -------            ---          -----
Net Sales:
         1998                $137.5            $161.5       $299.0
         1997                 199.3             183.6        382.9

Operating Income:
         1998                $  9.7            $  9.2       $ 18.9
         1997                  27.5              14.8         42.3


     In Canada, sales of $177.8 million increased 2.2% from $174.1 million in the 1997 period. Operating income was $13.7 million, compared to $11.4 million in the 1997 period. Operating margin rose to 7.7% of sales from 6.5%. Sales and operating income reflected higher unit sales volume of tires and engineered products and the effects of cost containment measures.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $352.0 million during the first three months of 1998, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, inventories and payables.

     Net cash used in investing activities was $104.5 million during the first three months of 1998. Capital expenditures were $118.3 million, primarily for plant modernizations and expansions and new tire molds.

                                    Three Months Ended
                                        March 31,
(In millions)                      1998          1997
-------------                      ----          ----

Capital Expenditures              $118.3       $ 93.7

Depreciation                      $124.4       $111.8

     Other investing activities included the Company's acquisition of the remaining minority shares of the tire and engineered products manufacturing and distribution subsidiary in South Africa and the sale of the Calhoun, Georgia latex processing facility. The decrease in Minority equity in subsidiaries on the Consolidated Balance Sheet was due primarily to the South Africa stock acquisition. The decrease in Property, plant and equipment and Other assets on the Consolidated Balance Sheet was due primarily to the reclassification of the net assets of the oil transportation segment to Net assets held for sale.

     Net cash provided by financing activities was $359.1 million during the first three months of 1998, which was used primarily to support the previously mentioned working capital requirements.

(Dollars in millions)       3/31/98         12/31/97           3/31/97
                           --------         --------           -------
Consolidated Debt          $1,716.7         $1,351.2          $1,725.2

Debt/Debt+Equity             32.7%            28.5%             33.9%

     During the first quarter of 1998, the Company issued domestic long term fixed rate debt totaling $250 million.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 1998 the Company had short term uncommitted credit arrangements totaling $1.6 billion, of which $.8 billion were unused. The Company also had available long term credit arrangements at March 31, 1998 totaling $2.2 billion, of which $1.2 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements.

     The Company utilizes financial instruments in managing interest rate and currency exchange risks. Refer to the section entitled "Quantitative and Qualitative Disclosures About Market Risk".

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates. At March 31, 1998 the interest rate on 58% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts. At March 31, 1998 the fair value of the contracts amounted to a $.5 million payable. The Company estimates that a 10% change in market interest rates would have changed the fair value of the contracts to a $1.9 million payable at that date.

     Contracts in place and related weighted average interest rates follow:

(Dollars in millions)                                   Fixed Rate
                                                        Contracts
                                                        -----------
March 31, 1998:

 - Notional principal amount                              $100.0
 - Pay fixed rate                                           6.17%
 - Receive variable LIBOR                                   5.74
 - Pay variable LIBOR                                         -
 - Receive fixed rate                                         -
 - Average years to maturity                                 2.9
 - Carrying amount: (liability)                             (0.1)

First quarter - Rate paid                                   6.92%
              - Rate received                               5.66

     A fixed rate contract with notional principal amount of $50 million matured in the first quarter of 1998.

     At March 31, 1998 the fair value of the Company's fixed rate debt amounted to a liability of $828.7 million, compared to its carrying amount of $809.5 million. The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of the Company's fixed rate debt to a liability of $882.8 million at that date.

     The sensitivity to changes in interest rates of the Company's fixed rate debt and interest rate contracts was determined with a valuation model based upon net modified duration analysis.

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at March 31, 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. At March 31, 1998 the fair value of contracts to buy currency amounted to $354.8 million, and the fair value of contracts to sell currency amounted to $353.9 million. The Company estimates that a 10% change in foreign exchange rates would have changed the combined fair value of the contracts by $14.3 million at that date. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

         The Annual Meeting of Shareholders of Registrant was held on April 6, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the three nominees of the Board of Directors listed in the Proxy Statement of Registrant, dated February 26, 1998, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said three nominees were elected.

         The following matters were acted upon by the shareholders of Registrant at the Annual Meeting, at which 138,459,282 shares of the Common Stock, without par value, of Registrant (the "Common Stock", the only class of voting securities of Registrant outstanding), or approximately 88.293 percent of the 156,817,956 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Three persons were nominated by the Board of Directors of Registrant for election as directors of Registrant. John G. Breen, William E. Butler and George H. Schofield were nominated as Class II directors, each to hold office for a three year term expiring at the 2001 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                     Shares of Common  Shares of Common Stock
         Name of Director            Stock Voted For   Withheld or Abstained
         ----------------            ---------------   ---------------------


         John G. Breen                  132,310,090         6,149,192
         William E. Butler              136,717,919         1,741,363
         George H. Schofield            136,738,777         1,720,505


The eight directors whose terms of office continue after the Annual Meeting are:
(A) Samir G. Gibara, William J. Hudson, Jr., William C. Turner and Martin D. Walker, whose terms expire in 1999; and (B) Thomas H. Cruikshank, Katherine G. Farley, Steven A. Minter and Agnar Pytte, whose terms expire in 2000.

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of Registrant that the shareholders ratify the action of the Board of Directors in selecting and appointing Price Waterhouse LLP as independent accountants for Registrant for the year ending December 31, 1998 was submitted to, and voted upon by, the shareholders of Registrant. There were 137,698,197 shares of Common Stock voted in favor of, and 306,651 shares of Common Stock voted against, said resolution. The holders of 454,434 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of Price Waterhouse LLP as the independent accountants for Registrant for 1998 was ratified by the shareholders.

ITEM 5.   OTHER INFORMATION
-------   -----------------

         (A) ISSUANCE OF $150,000,000 OF 7% NOTES DUE 2028. On March 16, 1998,
Registrant issued $150,000,000 in principal amount of its 7% Notes due 2028 (the "7% Notes") pursuant to that certain Indenture, dated March 15, 1996 (the "Indenture"), between Registrant and The Chase Manhattan Bank (formerly Chemical
Bank). The net proceeds to Registrant from the sale of the 7% Notes were $147,514,500, before deducting expenses payable by Registrant which are estimated to be approximately $259,225. The net proceeds will be used for general corporate purposes. The terms and conditions of the 7% Notes are set forth in the Indenture and the supplement thereto evidenced by that certain Officers' Certificate, dated March 16, 1998, and in the form of Global Note attached as Annex A to said Officers' Certificate, all of which are filed as
Exhibit 4.1 to this Quarterly Report on Form 10-Q and are hereby incorporated by reference herein and made an integral part hereof.

         (B) ISSUANCE OF $100,000,000 OF 6 3/8% NOTES DUE 2008. On March 20, 1998, Registrant issued $100,000,000 in principal amount of its 6 3/8% Notes due 2008 (the "6 3/8% Notes") pursuant to the Indenture (as defined above). The net proceeds to Registrant from the sale of the 6 3/8% Notes were $98,918,000, before deducting expenses payable by Registrant which are estimated to be approximately $181,000. The net proceeds will be used for general corporate purposes. The terms and conditions of the 6 3/8% Notes are set forth in the Indenture and the supplement thereto evidenced by that certain Officers' Certificate, dated March 20, 1998, and in the form of Global Note attached to said Officers' Certificate as Annex A, all of which are filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and are hereby incorporated by reference herein and made an integral part hereof.

         (C) AGREEMENT TO SELL CELERON COMPANIES. On March 21, 1998, Wingfoot Ventures Seven Inc., a wholly-owned subsidiary of Registrant ("WVS"), entered into a Stock Purchase Agreement with Plains Resources Inc and Plains All American Inc., a wholly-owned subsidiary of PRI ("Plains All American"), whereunder WVS agreed to sell to Plains All American all of the capital stock of All American Pipeline Company ("AAPL"), Celeron Gathering Corporation ("CGC") and Celeron Trading & Transportation Company ("CT&T"). AAPL, CGC and CT&T (the "Celeron Companies") are wholly-owned subsidiaries of WVS. WVS will receive cash proceeds in respect of the sale aggregating approximately $422 million, subject to certain adjustments as provided in the Stock Purchase Agreement.

     AAPL owns and operates a heated crude oil pipeline system which extends 1,233 miles from two locations on the central California coast to western Texas, and related terminal and oil storage facilities. CGC owns and operates a 43 mile crude oil gathering system in the San Joaquin Valley in California. CT&T engages in crude oil trading activities.

     The transaction is expected to be completed in the third quarter after various regulatory approvals have been obtained. The Celeron Companies, which constitute substantially all of Registrant's Oil Transportation Segment, are reported as discontinued operations at Part I of this Quarterly Report on Form 10-Q. As set forth at Part I of this Quarterly Report on Form 10-Q, in the first quarter of 1998 Registrant recorded a $34.7 million after tax loss on the expected sale transaction.

     Reference is made to the financial statements set forth at Part I of this Quarterly Report on Form 10-Q and to the Note thereto captioned "Discontinued Operations", set forth at page 5 of this Quarterly Report. Reference is also made to Exhibits 99.1 through 99.5, inclusive, to this Quarterly Report on Form 10-Q, wherein unaudited Restated Consolidated Statements of Income for Registrant and Subsidiaries in respect of each year in the five year period ended December 31, 1997 and each fiscal quarter during 1997 and unaudited Restated Segment Information for Registrant and Subsidiaries are set forth, in each case restated to reflect the Celeron Companies (and, therefore, Registrant's Oil Transportation business segment) as discontinued operations.

     (D) RESTATED FINANCIAL DATA SCHEDULES. In the first quarter of 1998, Registrant reported certain discontinued operations (see paragraph (C) of this Item 5). Effective December 31, 1997, Registrant adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS No. 128"). Accounting Principles Board Opinion No. 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and SFAS No. 128 require the restatement of certain income statement information, including per share data, for each year in the three year period ended December 31, 1997, and for each of the three quarterly interim periods in each year of the two year period ended December 31, 1997. In accordance with Item 601(c) of Regulation S-K, Registrant is filing as Exhibits 27.2 through 27.10, inclusive, Restated Financial Data Schedules for the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995 and for the quarterly periods ended March 31, 1997, June 30, 1997, September 30, 1997, March 31, 1996, June 30, 1996 and
September 30, 1996. The Restated Financial Data Schedules filed as Exhibits 27.2 through 27.10, inclusive, to this Quarterly Report on Form 10-Q conform to the restated prior-period earnings per share data presented in Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and in this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 1998.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GOODYEAR TIRE & RUBBER COMPANY
                                                  (Registrant)

Date:  April 16, 1998                     By  /s/ John W Richardson
                                            -----------------------------------
                                            John W Richardson, Vice President

                                (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                            INDEX OF EXHIBITS (1)
          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------
     Table Item No. *                       Description of Exhibit                                         Number    Page
     ----------------                       ----------------------                                         ------    ----
           3                        ARTICLES OF INCORPORATION AND BY-LAWS
                                    -------------------------------------
                                 (a) Certificate of Amended Articles of
                                 Incorporation of Registrant, dated December 20,
                                 1954, and Certificate of Amendment to Amended
                                 Articles of Incorporation of Registrant, dated
                                 April 6, 1993, and Certificate of Amendment to
                                 Amended Articles of Incorporation of Registrant
                                 dated June 4, 1996, three documents comprising
                                 Registrant's Articles of Incorporation as
                                 amended (incorporated by reference, filed with
                                 the Securities and Exchange Commission as
                                 Exhibit 3.1 to Registrant's Quarterly Report on
                                 Form 10-Q for the quarter ended June 30, 1996).

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

           4                                INSTRUMENTS DEFINING
                                       THE RIGHTS OF SECURITY HOLDERS,
                                             INCLUDING INDENTURES
                                       -------------------------------
                                 (a) Conformed copy of Rights Agreement, dated
                                 as of June 4, 1996, between Registrant and
                                 First Chicago Trust Company of New York, rights
                                 Agent (incorporated by reference, filed with
                                 the Securities and Exchange Commission as
                                 Exhibit 1 to Registrant's Registration
                                 Statement on Form 8-A dated June 11, 1996 and
                                 as Exhibit 4(a) to Registrant's Current Report
                                 on Form 8-K dated June 4, 1996, File No.
                                 1-1927).


-------------------------
*Pursuant to Item 601 of Registration S-K.

          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------
     TABLE ITEM NO. *                        DESCRIPTION OF EXHIBIT                                        NUMBER    PAGE
     ----------------                        ----------------------                                        ------    ----
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

                                 (f)  Form of  Indenture,  dated  as of                                      4.1       X-4.1-1
                                 March 15, 1996, between Registrant and Chemical
                                 Bank (now The Chase Manhattan Bank), as Trustee,
                                 as supplemented on December 3, 1996, March 11,
                                 1998 and March 17, 1998.


-----------------------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------
     TABLE ITEM NO. *                            DESCRIPTION OF EXHIBIT                                      NUMBER    PAGE
     ----------------                            ----------------------                                      ------    ----

           4 No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended March 31, 1998. In accordance with paragraph (iii) to Part 4 of Item 601 of
                                Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended March 31, 1998 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                                Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.


         12                                  STATEMENT RE COMPUTATION
                                                     OF RATIOS
                                             ------------------------
                                 Statement  setting forth the computation of                                  12        X-12-1
                                 Ratio of Earnings to Fixed Charges.


         27                                   FINANCIAL DATA SCHEDULE
                                              -----------------------
                                 (a) Financial Data Schedule (for quarter ended                             27.1        X-27.1-1
                                 March 31, 1998)

                                 (b) Restated Financial Data Schedule (for year
                                 ended December 31, 1997)                                                   27.2        X-27.2-1

                                 (c) Restated Financial Data Schedule (for year
                                 ended December 31, 1996)                                                   27.3        X-27.3-1

                                 (d) Restated Financial Data Schedule (for year
                                 ended December 31, 1995)                                                   27.4        X-27.4-1

                                 (e) Restated Financial Data Schedule (for quarter
                                 ended March 31, 1997)                                                      27.5        X-27.5-1

                                 (f) Restated Financial Data Schedule (for quarter
                                 ended June 30, 1997)                                                       27.6        X-27.6-1


          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------
     TABLE ITEM NO. *                                       DESCRIPTION OF EXHIBIT                         NUMBER      PAGE
     ----------------                                       ----------------------                         ------      ----
         27                      (g) Restated Financial Data Schedule (for quarter
                                 ended September 30, 1997)                                                  27.7      X-27.7-1

                                 (h) Restated Financial Data Schedule (for quarter
                                 ended March 31, 1996)                                                      27.8      X-27.8-1

                                 (i) Restated Financial Data Schedule (for quarter
                                 ended June 30, 1996)                                                       27.9      X-27.9-1

                                 (j) Restated Financial Data Schedule (for quarter
                                 ended September 30, 1996)                                                  27.10     X-27.10-1



         99                                    ADDITIONAL EXHIBITS
                                               -------------------
                                 (a) Restated Consolidated Statement of Income                              99.1      X-99.1.1
                                 and Retained Earnings of Registrant and
                                 Subsidiaries (unaudited) for the (i) three
                                 months ended March 31, 1997; (ii) six months
                                 ended June 30, 1997; (iii) nine months ended
                                 September 30, 1997; and (iv) twelve months ended
                                 December 31, 1997.

                                 (b) Restated Consolidated Statement of Income of Registrant and            99.2      X-99.2-1
                                 Subsidiaries (unaudited) for the three  months ended  March 31,
                                 1997, June 30, 1997, September 30, 1997 and December 31, 1997,
                                 respectively.


                                 (c) Restated  Consolidated  Statement of Income of Registrant  and         99.3      X-99.3-1
                                 Subsidiaries  (unaudited) for the twelve months ended December 31,
                                 1997,  December 31, 1996, December 31, 1995, December 31, 1994 and
                                 December 31, 1993, respectively.


                                 (d) Restated  Segment  Information for Registrant and Subsidiaries         99.4      X-99.4-1
                                 (unaudited)  for the: (i) three months ended March 31, 1997;  (ii)
                                 six months ended June 30, 1997;  (iii) nine months ended September
                                 30, 1997; and (iv) twelve months ended December 31, 1997.


                                 (e) Restated  Segment  Information for Registrant and Subsidiaries         99.5      X-99.5-1
                                 (unaudited)  for the three months  ended March 31, 1997,  June 30,
                                1997, September 30, 1997 and December 31, 1997, respectively.



----------------------
*Pursuant to Item 601 of Regulation S-K.