Form 10-Q
period 1998-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1998-07-16
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes  X                                                                No
   ____                                                                 ______

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at June 30, 1998:               157,008,971

==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                             1998         1997         1998         1997
                                                        ---------    ---------    ---------    ---------

NET SALES                                               $   3,137.5  $   3,289.9  $   6,231.5  $   6,498.6

Cost of Goods Sold                                          2,392.7      2,524.6      4,723.9      4,977.7
Selling, Administrative and General Expense                   451.9        462.4        910.9        928.7
Asset Writedown and Other Rationalizations                    (29.7)          --        (29.7)          --
Interest Expense                                               34.0         32.5         64.3         63.5
Other (Income) and Expense                                     25.8          3.3        (28.2)        10.9
Foreign Currency Exchange                                      (9.2)        (3.1)       (14.5)        (6.2)
Minority Interest in Net Income of Subsidiaries                 7.1         11.7         15.9         23.2
                                                        -----------  -----------  -----------  -----------

Income from Continuing Operations before Income Taxes         264.9        258.5        588.9        500.8
United States and Foreign Taxes on Income                      65.9         76.8        178.4        158.9
                                                        -----------  -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS                             199.0        181.7        410.5        341.9

Discontinued Operations                                          --         10.5        (34.7)        20.7
                                                        -----------  -----------  -----------  -----------

NET INCOME                                              $     199.0  $     192.2        375.8        362.6
                                                        ===========  ===========

Retained Earnings at Beginning of Period                                              2,983.4      2,603.0

CASH DIVIDENDS                                                                          (94.2)       (87.6)
                                                                                  -----------  -----------

Retained Earnings at End of Period                                                $   3,265.0  $   2,878.0
                                                                                  ===========  ===========



PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                   $      1.26  $      1.17  $      2.61  $      2.19
    Discontinued Operations                                      --         0.06        (0.22)        0.13
                                                        -----------  -----------  -----------  -----------

    NET INCOME                                          $      1.26  $      1.23  $      2.39  $      2.32
                                                        ===========  ===========  ===========  ===========


Average Shares Outstanding                                    157.2        155.8        157.0        156.1


PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                   $      1.25  $      1.16  $      2.58  $      2.17
    Discontinued Operations                                      --         0.06        (0.22)        0.13
                                                        -----------  -----------  -----------  -----------

    NET INCOME                                          $      1.25  $      1.22  $      2.36  $      2.30
                                                        ===========  ===========  ===========  ===========


Average Shares Outstanding                                    159.3        157.7        159.2        157.9


CASH DIVIDENDS PER SHARE                                $      0.30  $      0.28  $      0.60  $      0.56
                                                        ===========  ===========  ===========  ===========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)

                                                                     JUNE 30,    DECEMBER 31,
                                                                        1998        1997
                                                                     ---------    --------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                      $     182.8  $    258.6
     Accounts and notes receivable,
        less allowance (1998-$56.3, 1997-$49.5)                         1,872.9     1,733.6
     Inventories:
        Raw materials                                                     392.3       307.0
        Work in process                                                    80.5        87.1
        Finished product                                                1,691.0     1,441.1
                                                                    -----------  ----------

                                                                        2,163.8     1,835.2

     Prepaid expenses and other current assets                            394.1       336.5

     Net assets held for sale                                             393.7          --
                                                                    -----------  ----------

        TOTAL CURRENT ASSETS                                            5,007.3     4,163.9

Long Term Accounts and Notes Receivable                                   179.1       201.9
Investments in Affiliates, at equity                                      107.5       124.6
Other Assets                                                               61.8       134.1
Deferred Charges                                                        1,164.9     1,143.2
Properties and Plants,
     less accumulated depreciation (1998-$5,096.8, 1997-$5,084.3)       3,793.3     4,149.7
                                                                    -----------  ----------

    TOTAL ASSETS                                                    $  10,313.9  $  9,917.4
                                                                    ===========  ==========

LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                       $     999.6  $  1,177.8
     Compensation and benefits                                            745.4       782.7
     Other current liabilities                                            368.2       421.8
     United States and foreign taxes                                      331.5       362.0
     Notes payable to banks                                             1,019.9       440.2
     Long term debt due within one year                                     6.2        66.5
                                                                    -----------  ----------

        TOTAL CURRENT LIABILITIES                                       3,470.8     3,251.0

Compensation and Benefits                                               1,942.7     1,945.7
Long Term Debt                                                            949.1       844.5
Other Long Term Liabilities                                               187.6       224.5
Minority Equity in Subsidiaries                                           186.4       256.2
                                                                    -----------  ----------

    TOTAL LIABILITIES                                                   6,736.6     6,521.9

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                        --          --
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares 157.0 (156.6 in 1997)
      after deducting 38.7 treasury shares (39.1 in 1997)                 157.0       156.6
Capital Surplus                                                         1,067.8     1,061.6
Retained Earnings                                                       3,265.0     2,983.4
Accumulated Other Comprehensive Income                                   (912.5)     (806.1)
                                                                    -----------  ----------

    TOTAL SHAREHOLDERS' EQUITY                                          3,577.3     3,395.5
                                                                    -----------  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  10,313.9  $  9,917.4
                                                                    ===========  ==========


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited

(In millions)                                                                               Accumulated Other
                                                                                         Comprehensive Income
                                                                                        -----------------------
                                                     Common     Capital     Retained     Foreign    Minimum    Total
                                                     Stock      Surplus     Earnings     Currency   Pension   Shareholders'
                                                                                        Translation Liability    Equity
                                                  ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                      $  156.6   $  1,061.6   $  2,983.4   $ (778.0)  $ (28.1)  $  3,395.5

   Comprehensive income for 1998:

                 Net income                                                    375.8
                 Foreign currency translation                                            (105.0)
                 Minimum pension liability                                                           (1.4)

                    Total comprehensive income                                                                   269.4

   Cash dividends                                                              (94.2)                            (94.2)

   Common stock acquired                              (0.3)       (22.2)                                         (22.5)
   Common stock issued                                 0.7         28.4                                           29.1
                                                  ------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                          $  157.0   $  1,067.8   $  3,265.0   $ (883.0)  $ (29.5)  $  3,577.3
                                                  ========================================================================


The accompanying notes are an integral part of this financial statement.



              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   Unaudited



(In millions)                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                 1998        1997        1998        1997
                                              -------     -------     -------     -------

NET INCOME                                    $   199.0   $   192.2   $   375.8   $   362.6

Other comprehensive income, net of tax:

   Foreign currency translation adjustment        (90.0)      (19.1)     (105.0)      (37.8)
   Minimum pension liability adjustment             0.3         0.6        (1.4)        1.9
                                              ---------------------   ---------------------

COMPREHENSIVE INCOME                          $   109.3   $   173.7   $   269.4   $   326.7
                                              =====================   =====================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                    SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                   1998        1997
                                                                -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                   $   375.8   $   362.6
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                230.4       228.8
        Discontinued operations                                      49.5          --
        Asset sales                                                 (61.1)         --
        Accounts and notes receivable                              (203.3)     (279.4)
        Inventories                                                (380.7)      (72.6)
        Accounts payable-trade                                     (116.1)      (32.5)
        Other assets and liabilities                               (221.8)       41.8
                                                                ---------   ---------

                                 Total adjustments                 (703.1)     (113.9)
                                                                ---------   ---------

       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                  (327.3)      248.7


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                       (290.7)     (230.7)
        Asset sales                                                  73.5          --
        Asset acquisitions                                          (61.9)      (85.0)
        Other transactions                                          (26.3)      (14.3)
                                                                ---------   ---------

       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                  (305.4)     (330.0)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                    502.2       343.5
        Short term debt paid                                        (56.9)      (70.5)
        Long term debt incurred                                     320.6         7.7
        Long term debt paid                                        (115.5)      (72.8)
        Common stock issued                                          29.1        52.3
        Common stock acquired                                       (22.5)      (78.4)
        Dividends paid                                              (94.2)      (87.6)
                                                                ---------   ---------

       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                   562.8        94.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (5.9)      (10.7)
                                                                ---------   ---------

Net Change in Cash and Cash Equivalents                             (75.8)        2.2

Cash and Cash Equivalents at Beginning of the Period                258.6       238.5
                                                                ---------   ---------

Cash and Cash Equivalents at End of the Period                  $   182.8   $   240.7
                                                                =========   =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

     On March 21, 1998 the Company reached an agreement to sell substantially all of the assets and liabilities of its oil transportation business segment to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale are expected to be $422.2 million, which includes distributions to the Company prior to closing of approximately $25.1 million. The proceeds are subject to adjustment as provided in the Stock Purchase Agreement. The sale is expected to be completed in the third quarter of 1998. The principal assets of the Oil Transportation segment include the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas and related terminal and storage facilities, and a crude oil gathering system located in California's San Joaquin Valley.

     The transaction was accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. The net assets held for sale are reported on the Consolidated Balance Sheet at net realizable value less estimated costs of disposal.

     Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                                 THREE                 SIX
                                                             MONTHS ENDED         MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          1998       1997      1998         1997
                                                     -----------   --------  ---------  -------------

NET SALES                                             $       --  $    25.6  $    22.4   $       50.1
                                                      ==========  =========  =========  =============


Income before Income Taxes                            $       --  $    16.5  $    12.9   $       32.4
United States Taxes on Income                                 --        6.0        4.7           11.7
                                                      ----------  ---------  ---------  -------------
Income from Discontinued Operations                           --       10.5        8.2           20.7

Loss on Sale of Discontinued Operations, including
  estimated income from operations during the
  disposal period of $10.0 (net of tax of $24.1)              --      --         (42.9)            --
                                                      ----------  ---------  ---------  -------------

DISCONTINUED OPERATIONS                               $       --  $    10.5  $   (34.7)  $       20.7
                                                      ==========  =========  =========  =============

INCOME (LOSS) PER SHARE - BASIC:

   Income from Discontinued Operations                $       --  $     .06  $     .05  $         .13

   Loss on Sale of Discontinued Operations                    --         --       (.27)            --
                                                      ----------  ---------  ---------  -------------

   DISCONTINUED OPERATIONS                            $       --  $     .06  $    (.22) $         .13
                                                      ==========  =========  =========  =============


INCOME (LOSS) PER SHARE - DILUTED:

   Income from Discontinued Operations                $       --  $     .06  $     .05  $         .13

   Loss on Sale of Discontinued Operations                    --         --       (.27)            --
                                                      ----------  ---------  ---------  -------------

   DISCONTINUED OPERATIONS                            $       --  $     .06  $    (.22) $         .13
                                                      ==========  =========  =========  =============

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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:

(In millions)            THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                         --------------------------  ---------------------------
                            Asia                         Asia
                           Segment    SPT    Total     Segment    SPT     Total
                           -------    ---    -----     -------    ---     -----
NET SALES:
         1998              $141.7   $162.1  $303.8     $279.2   $323.6   $602.8
         1997               209.4    204.2   413.6      408.7    387.8    796.5

OPERATING INCOME:
         1998              $ 15.9   $ 13.8  $ 29.7     $ 25.6   $ 23.0   $ 48.6
         1997                22.8     20.3    43.1       50.3     35.1     85.4

ASSET WRITEDOWN AND OTHER RATIONALIZATIONS

     In the second quarter of 1998 the Company recorded income of $29.7 million resulting from favorable experience in implementation of the company's program to exit the Formula 1 racing series, and the reversal of certain reserves related to production rationalization in North America.

OTHER (INCOME) AND EXPENSE

     Other (income) and expense in 1998 included a first quarter gain of $61.1 million on the sale of the Company's Calhoun, Georgia latex processing facility. The second quarter of 1998 included a charge of $17.4 million for the settlement of several related lawsuits involving employment matters in Latin America.

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING ACTIVITIES

     In 1997 the Company acquired a 60% equity interest in a South African tire and industrial rubber products business, and assumed $29 million of debt. The remaining shares of the South African business were acquired for cash in 1998.

PER SHARE OF COMMON STOCK

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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                            1998         1997         1998         1997
                                                        --------     --------     --------     --------

INDUSTRY SEGMENTS
     Sales to Unaffiliated Customers:
     Tires                                              $  2,421.8   $  2,570.9   $  4,870.6   $  5,112.4
     Related products and services                           281.5        258.2        491.4        468.8
                                                        ----------   ----------   ----------   ----------

          Total Tires                                      2,703.3      2,829.1      5,362.0      5,581.2
     General products                                        434.2        460.8        869.5        917.4
                                                        ----------   ----------   ----------   ----------

        NET SALES                                       $  3,137.5   $  3,289.9   $  6,231.5   $  6,498.6
                                                        ==========   ==========   ==========   ==========


   Income:
     Tires                                              $    270.7   $    265.1   $    549.9   $    532.0
     General products                                         53.3         58.5        163.2        104.8
                                                        ----------   ----------   ----------   ----------

        OPERATING INCOME                                     324.0        323.6        713.1        636.8

      Exclusions from operating income                       (59.1)       (65.1)      (124.2)      (136.0)
                                                        ----------   ----------   ----------   ----------

        Income from continuing operations               $    264.9   $    258.5   $    588.9   $    500.8
                                                        ==========   ==========   ==========   ==========
                   before income taxes


GEOGRAPHIC SEGMENTS
     Sales to Unaffiliated Customers:
     United States                                      $  1,694.3   $  1,694.8   $  3,363.7   $  3,382.5
     Europe                                                  767.8        805.3      1,501.4      1,569.8
     Latin America                                           365.8        401.9        741.5        785.0
     Asia                                                    141.7        209.4        279.2        408.7
     Canada                                                  167.9        178.5        345.7        352.6
                                                        ----------   ----------   ----------   ----------

        NET SALES                                       $  3,137.5   $  3,289.9   $  6,231.5   $  6,498.6
                                                        ==========   ==========   ==========   ==========



   Operating Income:
     United States                                      $    135.9   $    123.0   $    343.0   $    249.4
     Europe                                                  108.4         91.7        198.5        171.3
     Latin America                                            46.7         71.8        115.2        140.1
     Asia                                                     15.9         22.8         25.6         50.3
     Canada                                                   17.1         14.3         30.8         25.7
                                                        ----------   ----------   ----------   ----------

        OPERATING INCOME                                $    324.0   $    323.6   $    713.1   $    636.8
                                                        ==========   ==========   ==========   ==========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

     Sales in the second quarter of 1998 were $3.14 billion, decreasing 4.6% from $3.29 billion in the 1997 quarter. Net income in the second quarter of 1998 was $199.0 million or $1.25 per share-diluted, increasing 3.5% from net income in the 1997 quarter of $192.2 million or $1.22 per share-diluted. Basic net income per share was $1.26 and $1.23 in the 1998 and 1997 periods, respectively. Unless otherwise indicated, all per share amounts in this discussion refer to diluted earnings per share.

     In the six months, sales of $6.23 billion decreased 4.1% from $6.50 billion in 1997. Net income of $375.8 million ($2.36 per share) increased 3.6% from net income of $362.6 million ($2.30 per share) in the 1997 period.

     Worldwide tire unit sales in the second quarter rose 1.7% from 1997's levels. Domestic volume increased 2.4% and international unit sales increased 1.0%. In the mature markets of North America and Europe, replacement unit sales increased by 6.6% while original equipment volume decreased 2.8%. In the emerging markets of Latin America and Asia, replacement unit sales increased 1% and original equipment volume decreased 20.6 %. Unit sales in the first six months of 1998 increased 1.2 % from the 1997 period. Revenues decreased due primarily to the strengthening of the U.S. dollar versus currencies in Europe, Latin America and Asia, the impact of which is estimated by the Company to be $120 million and $245 million in the second quarter and six months, respectively. In addition, continued worldwide competitive pricing pressures, lower tire unit sales in Asia and lower unit sales of other automotive and industrial rubber products reduced revenues. Strikes in the U.S. against General Motors reduced revenues in the 1998 quarter. Revenues in future periods will be adversely affected as long as the strike continues, although the extent of revenue loss cannot be estimated at this time.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

               Three Months Ended         Six Months Ended
                    June 30,                  June 30,
                1998        1997          1998         1997
                ----        ----          ----         ----
         CGS    76.3%       76.7%         75.8%        76.6%
         SAG    14.4        14.1          14.6         14.3

     Cost of goods sold was favorably impacted in both 1998 periods by lower raw material costs, the effects of ongoing cost containment measures and improved productivity. Cost of goods sold was adversely affected in the second quarter by a tire recall charge of $5.0 million ($3.3 million after tax or $.02 per share). In addition, the Company estimates that the transition to seven-day operations at certain North American and European tire production facilities and the strike against General Motors reduced operating income in the 1998 quarter by approximately $25 million. The Company also estimates that the impact of changing exchange rates in Europe, latin America and Asia reduced operating income in the quarter and six months by $20 million and $35 million, respectively.

     Selling, administrative and general expense decreased in both 1998 periods due primarily to the effects of the Company's ongoing cost containment measures, but increased as a percent to sales due to lower revenues.

     Asset writedown and other rationalizations in the second quarter of 1998 included income of $29.7 million ($19.6 million after tax or $.12 per share) resulting from favorable experience in implementation of the Company's program to exit the Formula 1 racing series, and the reversal of certain reserves related to production rationalization in North America.

     Other income and expense in the 1998 second quarter included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin America. The 1998 first quarter included a gain on the sale of the Calhoun, Georgia latex processing facility totaling $61.1 million ($37.9 million after tax or $.24 per share).

     Net income in the second quarter of 1998 benefited from a reduction in the Company's estimated annual effective tax rate resulting from lower U.S. taxes on foreign source income.

     On March 21, 1998 the Company reached an agreement to sell substantially all of the assets and liabilities of its oil transportation business segment. The net loss on the expected sale, including net income from operations during 1998, totaled $34.7 million or $.22 per share. This transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. For further information, refer to the note to the financial statements, Discontinued Operations.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS 133 on results of operations, financial position or liquidity.

SEGMENT INFORMATION
-------------------

     Segment operating income in the second quarter of 1998 was $324.0 million, compared to $323.6 million in the 1997 quarter. Segment operating margin rose to 10.3% of sales from 9.8% in the 1997 period.

     In the six months, segment operating income was $713.1 million, increasing 12.0% from $636.8 million in the 1997 period. Segment operating margin rose to 11.4% of sales from 9.8% in the 1997 period.

     Segment results in 1998 included the first quarter gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility, the second quarter gain resulting from the reversal of $29.7 million of accrued costs related to Formula 1 racing and production rationalization in North America, and a second quarter charge of $17.4 million related to the settlement of the lawsuits in Latin America.

INDUSTRY SEGMENTS
-----------------

TIRES
-----

     Sales in the second quarter of 1998 of $2.70 billion decreased 4.4% from $2.83 billion in the 1997 period. In the six months, sales of $5.36 billion decreased 3.9% from $5.58 billion in 1997.

     Revenues decreased in the quarter and six months despite higher unit sales in North America and Europe. Revenues were adversely impacted by the strengthening of the U.S. dollar versus currencies in Europe, Latin America and Asia, worldwide competitive pricing pressures and lower tire unit sales in Latin America and Asia. In addition, strikes in the U.S. against General Motors adversely affected revenues in the second quarter.

     The following table presents changes in Company tire unit sales compared to the 1997 period:

                         Three Months Ended                Six Months Ended
                               June 30                         June 30
                         ------------------                ----------------
         U.S.                    2.4%                           2.3%
         International           1.0                            0.2
         Worldwide               1.7                            1.2

     Tire segment operating income in the second quarter of 1998 was $270.7 million, increasing 2.1% from $265.1 million in the 1997 period. Operating margin rose to 10.0% of sales from 9.4%.

     In the six months, operating income of $549.9 million increased 3.4% from $532.0 million in 1997. Operating margin rose to 10.3% of sales from 9.5%.

     Operating income in both periods benefited from lower raw material costs, improved productivity and the effects of cost containment measures. Operating income in the second quarter of 1998 increased due primarily to the inclusion of an aggregate gain of $14.1 million resulting from the $29.7 million gain on the reversal of accrued Formula 1 and rationalization costs and $15.6 million of the charge for the settlement of the employment lawsuits in Latin America. Operating income in 1998 was reduced by unrecovered costs associated with North American rationalizations and modernizations incurred to be cost competitive, including the transition to seven-day operations at certain production facilities and the consolidation of warehouse operations. In addition, operating income in the 1998 quarter was reduced by a $5.0 million charge for the tire recall, and the impact of the strike against General Motors.

GENERAL PRODUCTS
----------------

     Sales in the second quarter of 1998 of $434.2 million decreased 5.8% from $460.8 million in the 1997 period. Operating income in the second quarter of 1998 was $53.3 million, decreasing 8.9% from $58.5 million in the 1997 period. Operating margin decreased to 12.3% of sales from 12.7%. Operating income in the second quarter included a $1.8 million charge for the lawsuit settlement.

     In the six months, sales of $869.5 million decreased 5.2% from $917.4 million in 1997. Operating income of $163.2 million increased 55.7% from $104.8 million in 1997. Operating margin rose to 18.8% of sales from 11.4%. The 1998 six months included the gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility.

     Sales and operating income reflect the absence of the Jackson, Ohio automotive molded plastics plant, which was sold in the third quarter of 1997, and the Calhoun facility. Together these businesses accounted for sales and operating income of $30.8 million and $4.2 million, respectively, in the second quarter of 1997 and $58.5 million and $6.4 million, respectively, in the 1997 six months.

     Revenues in engineered products decreased in the quarter and six months due primarily to lower sales of certain automotive and industrial rubber products and the sale of the Jackson, Ohio automotive molded plastics plant in the third quarter of 1997. Operating income increased in the six months due to improved margins resulting from increased volume in North America and the effects of cost containment measures, but was lower in the second quarter due to lower worldwide sales volume.

     Sales and operating income in chemical products decreased in the quarter and sales were lower in the six months, reflecting reduced unit volume and lower selling prices. Operating income increased in the six months due to the gain on the sale of the Calhoun facility.

GEOGRAPHIC SEGMENTS
-------------------

UNITED STATES
-------------

     Sales in the second quarter of 1998 and 1997 were $1.69 billion. Operating income in the second quarter of 1998 was $135.9 million, increasing 10.5% from $123.0 million in the 1997 period. Operating margin increased to 8.0% of sales from 7.3%.

     In the six months, sales of $3.36 billion decreased slightly from $3.38 billion in 1997. Operating income of $343.0 million increased 37.5% from $249.4 million in 1997. Operating margin rose to 10.2% of sales from 7.4%.

     Operating income in 1998 included the first quarter gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility and the second quarter gain of $7.7 related to the reversal of accrued costs related to production rationalization.

     Tire unit sales increased in both 1998 periods. Revenues in the quarter and six months were flat as a result of competitive tire pricing pressures, reduced volume in chemical products, the strike against General Motors and the absence of the Jackson and Calhoun facilities. Operating income increased in both 1998 periods, reflecting lower raw material costs, improved productivity, and the effects of cost containment measures. Operating income in the 1998 second quarter was reduced by the previously mentioned costs for the tire recall and in the six months by costs associated with the transition to seven-day operations at certain production facilities.

EUROPE
------

     Sales in the second quarter of 1998 of $767.8 million decreased 4.7% from $805.3 million in the 1997 period. Operating income in the second quarter of 1998 was $108.4 million, increasing 18.2% from $91.7 million in the 1997 period. Operating margin increased to 14.1% of sales from 11.4%.

     In the six months, sales of $1.50 billion decreased 4.4% from $1.57 billion in 1997. Operating income of $198.5 million increased 15.9% from $171.3 million in 1997. Operating margin rose to 13.2% of sales from 10.9%.

     Sales decreased in both 1998 periods due to the effects of currency translation and competitive pricing, although tire unit sales were higher. Operating income in both periods reflected improved mix, productivity improvements, lower raw material costs and the effects of cost containment measures. Operating income included a $15.1 million second quarter gain resulting from the settlement of Formula 1 obligations on terms more favorable than anticipated.

LATIN AMERICA
-------------

     Sales in the second quarter of 1998 of $365.8 million decreased 9.0% from $401.9 million in the 1997 period. Operating income in the second quarter of 1998 was $46.7 million, decreasing 35.0% from $71.8 million in the 1997 period. Operating margin decreased to 12.8% of sales from 17.9%.

     In the six months, sales of $741.5 million decreased 5.5% from $785.0 million in 1997. Operating income was $115.2 million, compared to $140.1 million in 1997. Operating margin decreased to 15.5% of sales from 17.8%.

     Operating income included the previously mentioned second quarter charge of $17.4 million for the anticipated settlement of employment-related lawsuits and a gain of $2.8 million resulting from the favorable settlement of Formula 1 obligations.

     Tire unit volume was higher in the six months, but sales and operating income decreased in both periods due to the effects of currency translations, competitive pricing pressures and lower sales of engineered products.

ASIA
----

     Sales in the second quarter of 1998 were $141.7 million, compared to $209.4 million in the 1997 period. Operating income in the second quarter of 1998 was $15.9 million, compared to $22.8 million in the 1997 period.
Operating margin increased to 11.2% of sales from 10.9%.

     In the six months, sales were $279.2 million, compared to $408.7 million in 1997. Operating income was $25.6 million, compared to $50.3 million in 1997. Operating margin decreased to 9.2% of sales from 12.3%.

     Sales and operating income decreased in both periods due primarily to the effects of currency translation and lower tire unit sales resulting from the economic downturn and competitive pricing conditions. Operating income in the quarter included a gain of $2.8 million resulting from the favorable settlement of Formula 1 obligations. Sales and operating income in Asia in future periods are likely to be adversely affected by unfavorable economic conditions in the region.

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

(In millions)           Three Months Ended                Six Months Ended
                             June 30,                       June 30,
                        1998         1997               1998         1997
                        ----         ----               ----         ----
Net Sales:
         Asia Segment  $141.7        $209.4            $279.2       $408.7
         SPT            162.1         204.2             323.6        387.8
                       ------        ------            ------       ------
           Total       $303.8        $413.6            $602.8       $796.5

Operating Income:
         Asia Segment  $ 15.9        $ 22.8            $ 25.6       $ 50.3
         SPT             13.8          20.3              23.0         35.1
                       ------        ------            ------       ------
           Total       $ 29.7        $ 43.1            $ 48.6       $ 85.4

CANADA
------

     Sales in the second quarter of 1998 were $167.9 million, decreasing 6.0% from $178.5 million in the 1997 period. Operating income in the second quarter of 1998 was $17.1 million, compared to $14.3 million in the 1997 period. Operating margin increased to 10.3% of sales from 8.0%.

     In the six months, sales of $345.7 million decreased 2.0% from $352.6 million in 1997. Operating income was $30.8 million, increasing 19.7% from $25.7 million in 1997. Operating margin increased to 8.9% of sales from 7.3%.

     Sales decreased in the quarter and six months due primarily to lower sales of tires and engineered products resulting from the strike against General Motors and the effects of currency translations. Operating income increased in both 1998 periods due to lower raw material costs, the effects of ongoing cost containment measures and a second quarter gain of $1.3 million resulting from the favorable settlement of Formula 1 obligations.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $327.3 million during the first six months of 1998, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, inventories and payables.

     Net cash used in investing activities was $305.4 million during the first six months of 1998. Capital expenditures were $290.7 million, primarily for plant modernizations and expansions and new tire molds.

(In millions)              Three Months Ended     Six Months Ended
                                June 30,              June 30,
                            1998       1997       1998       1997
                            ----       ----       ----       ----

Capital Expenditures       $172.4     $136.3     $290.7     $230.7
Depreciation                116.1      117.0      230.4      228.8

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

     Net cash provided by financing activities was $562.8 million during the first six months of 1998, which was used primarily to support the previously mentioned working capital requirements.

(Dollars in millions)       6/30/98         12/31/97           6/30/97
                            -------         --------           -------

Consolidated Debt          $1,975.1         $1,351.2          $1,614.7
Debt/Debt+Equity             35.6%            28.5%             31.6%

     During the first quarter of 1998, the Company issued domestic long term fixed rate debt totaling $250 million. During the second quarter of 1998, 345,000 shares of the Company's Common Stock were repurchased by the Company at an average cost of $65.35 per share.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 1998 the Company had short term uncommitted credit arrangements totaling $1.6 billion, of which $.6 billion were unused. The Company also had available long term credit arrangements at June 30, 1998 totaling $2.2 billion, of which $1.2 billion were unused.

     In July 1998, the Company's revolving credit facility agreements, consisting of a $900 million three year revolving credit facility and a $300 million 364-day revolving credit facility, were extended and reduced to a total facility of $1.0 billion. Each of the facility agreements are with 24 domestic and international banks. Effective July 13, 1998, the three year revolving credit facility agreement was extended to five years and reduced to $700 million and provides that the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. No other terms of the facility were changed. The Company pays currently a commitment fee of 10 basis points on the entire amount of the commitment and would pay a usage fee of 20 basis points on amounts borrowed. The $300 million 364-day credit facility agreement was extended to permit the Company to borrow until July 12, 1999, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays currently a commitment fee of 8 basis points on the entire amount of the commitment and would pay a usage fee of 22 basis points on amounts borrowed. There were no borrowings outstanding under these agreements at June 30, 1998.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements.

     The Company utilizes financial instruments in managing interest rate and currency exchange risks. Refer to the section entitled 'Quantitative and Qualitative Disclosures About Market Risk'.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. At June 30, 1998 the interest rate on 51% of the Company's debt was fixed by either the nature of the obligation or through such interest rate contracts. At June 30, 1998, the fair value of the Company's interest rate contracts amounted to a liability of $.7 million, compared to their carrying amount of a $.1 million liability. The Company estimates that a 10% decrease in variable market interest rates at June 30, 1998 would have changed the fair value of outstanding contracts to a $2.1 million liability at that date.

     Information about interest rate contracts in place at June 30, 1998 and related weighted average interest rates follow:

(Dollars in millions)                                   Fixed Rate
                                                        Contracts
                                                        ---------
 - Notional principal amount                              $100.0
 - Pay fixed rate                                           6.17%
 - Receive variable LIBOR                                   5.74
 - Average years to maturity                                 2.6

                              Three Months Ended         Six Months Ended
                                June 30, 1998              June 30, 1998
                              ------------------         ---------------
Average rate paid                    6.17%                   6.62%
Average rate received                5.76                    5.77

     A fixed rate contract with notional principal amount of $50 million matured in the first quarter of 1998.

     At June 30, 1998 the fair value of the Company's fixed rate debt amounted to a liability of $837.9 million, compared to its carrying amount of $809.3 million. The Company estimates that a 100 basis point decrease in market interest rates at June 30, 1998 would have changed the fair value of the Company's fixed rate debt to a liability of $894.0 million at that date.

     The sensitivity to changes in interest rates of the Company's fixed rate debt and interest rate contracts was determined with a valuation model based upon net modified duration analysis.

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at June 30, 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The Company estimates that a 10% change in foreign exchange rates at June 30, 1998 would have changed the combined fair value of the contracts by $14.6 million at that date. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     Information about foreign currency contracts in place at June 30, 1998 follows:

                                   Fair Value             Contract Amount
                                   ----------             ---------------
Buy currency:
         Swiss franc                 $208.4                   $151.0
         U.S. dollar                   76.8                     75.1
         French franc                  72.8                     71.8
         German mark                   49.9                     49.8
         All other                      9.6                      9.2
                                     ------                   ------
                                     $417.5                   $356.9

Contract maturity:
         Swiss franc                        10/00- 3/06
         All other                           7/98-12/98

Sell currency:
         Belgian franc               $184.8                   $187.3
         French franc                 124.6                    124.3
         German mark                   59.1                     62.8
         British pound                 12.7                     12.5
         Netherlands guilder           11.3                     11.3
         All other                     18.1                     18.6
                                     ------                   ------
                                     $410.6                   $416.8

Contract maturity:                           7/98- 6/99

     The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), wherein at Item 3, pages 13, 14, and 15, the Company reported certain legal proceedings. The Company reports the following developments in respect of two of the legal proceedings described at Item 3 of the Annual Report.

         (A) As reported at paragraph (A) of Item 3 of the Annual Report, since 1990 a series of 65 civil actions have been filed against the Company in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), then a subsidiary of the Company, alleged to be the result of exposure to allegedly toxic substances while working at the Cumberland, Maryland, tire plant of Kelly. The plant was closed in 1987. The plaintiffs are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the Court granted the Company's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. On April 7, 1997, the plaintiffs appealed the Order and Judgment to the United States Court of Appeals for the Fourth Circuit. On May 11, 1998, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the District Court and remanded the case for further proceedings. The Company's motion for summary judgment on causation is pending with the District Court.

         (B) As reported at paragraph (E) of Item 3 of the Annual Report, in March of 1997 the Company filed a civil action, Goodyear v. Chiles Power Supply Inc., d/b/a Heatway Systems, in the United States District Court for the Northern District of Ohio seeking (i) to collect $2.3 million due for products sold to Heatway Systems and (ii) a declaratory judgment to the effect that the Company's obligations in respect of "Entran 2 hose" sold to Heatway Systems are limited by Registrant's standard written terms and conditions of sale. Heatway counterclaimed, alleging that, among other things, all Entran 2 hose sold to Heatway Systems was defective and that the Company misrepresented the properties and capabilities of Entran 2 hose. In June 1998, the Court granted the Company's motion for summary judgment as to its claim for $2.3 million due for hose purchased by Heatway Systems from the Company and found, among other things, that Heatway Systems may not assert any fraud claim against the Company in respect of substantially all of the hose sold to it. A trial is scheduled for October of 1998 to adjudicate the remaining claims of Heatway Systems.


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

[The information set forth above in this Item 4 was also set forth at Item 4 of
Part II of Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1998.]


ITEM 5.   OTHER INFORMATION

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Registrant's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof if received by Registrant after January 11, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 1998.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE GOODYEAR TIRE & RUBBER COMPANY
                                                         (Registrant)

Date:  July 16, 1998                          By /s/ John W. Richardson
                                              ----------------------------------
                                               John W Richardson, Vice President

                                             (Signing on behalf of Registrant as
                                             a duly authorized officer of
                                             Registrant and signing as the
                                             Principal Accounting Officer of
                                             Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                              INDEX OF EXHIBITS (1)

          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------

     TABLE ITEM NO. *                     Description of Exhibit                                         NUMBER    PAGE
     ----------------            -----------------------------------------------                         ------    ----

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

           4                               INSTRUMENTS DEFINING
                                      THE RIGHTS OF SECURITY HOLDERS,
                                              INCLUDING INDENTURES                                         `
                                      -------------------------------
                                 (a) Conformed copy of Rights Agreement, dated
                                 as of June 4, 1996, between Registrant and
                                 First Chicago Trust Company of New York, rights
                                 Agent (incorporated by reference, filed with
                                 the Securities and Exchange Commission as
                                 Exhibit 1 to Registrant's Registration
                                 Statement on Form 8-A dated June 11, 1996 and
                                 as Exhibit 4(a) to Registrant's Current Report
                                 on Form 8-K dated June 4, 1996, File No.
                                 1-1927).

----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------

     TABLE ITEM NO. *                     Description of Exhibit                                         NUMBER    PAGE
     ----------------            -----------------------------------------------                         ------    ----



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

                                 (f) Form of Indenture, dated as of March 15,
                                 1996, between Registrant and Chemical Bank (now
                                 The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11,
                                 1998 and March 17, 1998 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to
                                 Registrant's Quarterly Report on Form 10-Q for the quarter ended

----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                               EXHIBIT
          -------                                                                                               -------

     TABLE ITEM NO. *                     Description of Exhibit                                         NUMBER    PAGE
     ----------------            -----------------------------------------------                         ------    ----


                                 March 31, 1998, File 1-1927).

           4 No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended June 30, 1998. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended June 30, 1998 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange
                                 Commission upon request.

         12                                STATEMENT RE COMPUTATION
                                               OF RATIOS
                                           ------------------------
                                 Statement setting forth the computation of                                   12        X-12-1
                                 Ratio of Earnings to Fixed Charges.


         27                                           FINANCIAL DATA SCHEDULE
                                                      -----------------------
                                 Financial Data Schedule (for quarter ended June                              27        X-27-1
                                 30, 1998).

----------
*Pursuant to Item 601 of Regulation S-K.