Form 10-Q
period 1998-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1998-10-22
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Yes X                                                         No
        ---                                                          ---
                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at September 30, 1998:    155,890,392


==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                           1998         1997          1998        1997
                                                           ----         ----          ----        ----

NET SALES                                               $ 3,191.7    $ 3,298.7    $ 9,423.2    $ 9,797.3

Cost of Goods Sold                                        2,469.8      2,536.3      7,193.7      7,514.0
Selling, Administrative and General Expense                 471.5        465.8      1,382.4      1,394.5
Asset Writedown and Other Rationalizations                   --           --          (29.7)        --
Interest Expense                                             41.4         28.4        105.7         91.9
Other (Income) and Expense                                  (44.3)         7.3        (72.5)        18.2
Foreign Currency Exchange                                    (0.3)       (10.1)       (14.8)       (16.3)
Minority Interest in Net Income of Subsidiaries               9.7         11.9         25.6         35.1
                                                        ---------    ---------    ---------    ---------

Income from Continuing Operations before Income Taxes       243.9        259.1        832.8        759.9
United States and Foreign Taxes on Income                    58.9         74.3        237.3        233.2
                                                        ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS                           185.0        184.8        595.5        526.7

Discontinued Operations                                      --            9.3        (34.7)        30.0
                                                        ---------    ---------    ---------    ---------

NET INCOME                                              $   185.0    $   194.1        560.8        556.7
                                                        =========    =========

Retained Earnings at Beginning of Period                                            2,983.4      2,603.0

CASH DIVIDENDS                                                                       (141.2)      (131.3)
                                                                                  ---------    ---------

Retained Earnings at End of Period                                                $ 3,403.0    $ 3,028.4
                                                                                  =========    =========



PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                   $    1.19    $    1.18    $    3.80    $    3.37
    Discontinued Operations                                  --           0.07        (0.22)        0.20
                                                        ---------    ---------    ---------    ---------

    NET INCOME                                          $    1.19    $    1.25    $    3.58    $    3.57
                                                        =========    =========    =========    =========


Average Shares Outstanding                                  156.4        156.2        156.8        156.1


PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                   $    1.17    $    1.16    $    3.75    $    3.33
    Discontinued Operations                                  --           0.06        (0.22)        0.19
                                                        ---------    ---------    ---------    ---------

    NET INCOME                                          $    1.17    $    1.22    $    3.53    $    3.52
                                                        =========    =========    =========    =========


Average Shares Outstanding                                  157.8        158.3        158.7        158.0


CASH DIVIDENDS PER SHARE                                $    0.30    $    0.28    $    0.90    $    0.84
                                                        =========    =========    =========    =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998          1997
                                                                      ----          ----
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                      $   158.3    $   258.6
     Accounts and notes receivable,
        less allowance (1998-$56.3, 1997-$49.5)                       2,105.9      1,733.6
     Inventories:
        Raw materials                                                   412.9        307.0
        Work in process                                                  90.4         87.1
        Finished product                                              1,714.5      1,441.1
                                                                    ---------    ---------

                                                                      2,217.8      1,835.2

     Prepaid expenses and other current assets                          417.9        336.5
                                                                    ---------    ---------

        TOTAL CURRENT ASSETS                                          4,899.9      4,163.9

Long Term Accounts and Notes Receivable                                 188.7        201.9
Investments in Affiliates, at equity                                    100.5        124.6
Other Assets                                                             83.7        134.1
Deferred Charges                                                      1,348.2      1,143.2
Properties and Plants,
     less accumulated depreciation (1998-$5,313.4, 1997-$5,084.3)     4,058.2      4,149.7
                                                                    ---------    ---------

    TOTAL ASSETS                                                    $10,679.2    $ 9,917.4
                                                                    =========    =========

LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                       $   999.0    $ 1,177.8
     Compensation and benefits                                          783.0        782.7
     Other current liabilities                                          339.6        421.8
     United States and foreign taxes                                    377.5        362.0
     Notes payable to banks                                             831.7        440.2
     Long term debt due within one year                                  57.8         66.5
                                                                    ---------    ---------

        TOTAL CURRENT LIABILITIES                                     3,388.6      3,251.0

Compensation and Benefits                                             1,972.3      1,945.7
Long Term Debt                                                        1,279.6        844.5
Other Long Term Liabilities                                             174.3        224.5
Minority Equity in Subsidiaries                                         195.1        256.2
                                                                    ---------    ---------

    TOTAL LIABILITIES                                                 7,009.9      6,521.9

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                    --           --
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares 155.9 (156.6 in 1997)
      after deducting 39.8 treasury shares (39.1 in 1997)               155.9        156.6
Capital Surplus                                                       1,014.0      1,061.6
Retained Earnings                                                     3,403.0      2,983.4
Accumulated Other Comprehensive Income                                 (903.6)      (806.1)
                                                                    ---------    ---------

    TOTAL SHAREHOLDERS' EQUITY                                        3,669.3      3,395.5
                                                                    ---------    ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $10,679.2    $ 9,917.4
                                                                    =========    =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited

(In millions)                                                                                    Accumulated Other
                                                                                               Comprehensive Income
                                                                                          ------------------------------
                                                      Common     Capital     Retained        Foreign        Minimum        Total
                                                      Stock      Surplus     Earnings        Currency       Pension    Shareholders'
                                                                                           Translation     Liability       Equity
                                                 -----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                     $    156.6    $  1,061.6    $  2,983.4       $(778.0)       $(28.1)     $3,395.5

   Comprehensive income for 1998:

                 Net income                                                       560.8
                 Foreign currency translation                                                   (97.0)
                 Minimum pension liability                                                                     (0.5)

                    Total comprehensive income                                                                              463.3

   Cash dividends                                                                (141.2)                                   (141.2)

   Common stock acquired                               (1.5)        (83.7)                                                  (85.2)
   Common stock issued                                  0.8          36.1                                                    36.9
                                                 -----------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998                    $    155.9    $  1,014.0    $  3,403.0       $(875.0)       $(28.6)     $3,669.3
                                                 ===================================================================================

The accompanying notes are an integral part of this financial statement.


               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

(In millions)                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                 1998          1997         1998          1997
                                                 ----          ----         ----          ----

NET INCOME                                   $    185.0   $    194.1    $    560.8    $    556.7

Other comprehensive income, net of tax:

   Foreign currency translation adjustment          8.0       (124.2)        (97.0)       (162.0)
   Minimum pension liability adjustment             0.9          1.2          (0.5)          3.1
                                             ------------------------   ------------------------

COMPREHENSIVE INCOME                         $    193.9   $     71.1    $    463.3    $    397.8
                                             ========================   ========================

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                                       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   1998            1997
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                                   $    560.8    $    556.7
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                                 351.8         343.6
        Discontinued operations                                                       49.5          --
        Gain on asset sales                                                          (69.9)         --
    Change in operating assets and liabilities, net of asset acquisitions and dispositions:
        Accounts and notes receivable                                               (326.2)       (322.9)
        Inventories                                                                 (376.4)        (51.9)
        Accounts payable-trade                                                      (197.3)        (49.2)
        Other assets and liabilities                                                (302.7)         57.7
                                                                                ----------    ----------

                                  Total adjustments                                 (871.2)        (22.7)
                                                                                ----------    ----------

       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                                   (310.4)        534.0


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                        (490.6)       (377.6)
        Asset sales                                                                  488.8          37.6
        Asset acquisitions                                                          (197.1)       (108.6)
        Other transactions                                                           (87.5)          7.3
                                                                                ----------    ----------

       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                   (286.4)       (441.3)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                                     543.6         369.4
        Short term debt paid                                                         (59.8)       (106.2)
        Long term debt incurred                                                      325.6          10.4
        Long term debt paid                                                         (116.9)       (216.5)
        Common stock issued                                                           36.9          73.6
        Common stock acquired                                                        (85.2)        (78.4)
        Dividends paid                                                              (141.2)       (131.3)
                                                                                ----------    ----------

       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                    503.0         (79.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (6.5)        (25.5)
                                                                                ----------    ----------

Net Change in Cash and Cash Equivalents                                             (100.3)        (11.8)

Cash and Cash Equivalents at Beginning of the Period                                 258.6         238.5
                                                                                ----------    ----------

Cash and Cash Equivalents at End of the Period                                  $    158.3    $    226.7
                                                                                ==========    ==========


The accompanying notes are an integral part of this financial statement

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS
-----------------------

     On July 30, 1998 the Company completed the sale of substantially all of the assets and liabilities of its oil transportation business segment to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale were $422.3 million, which included distributions to the Company prior to closing of $25.1 million. The principal assets of the Oil Transportation segment included the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas and related terminal and storage facilities, and a crude oil gathering system located in California's San Joaquin Valley.

     The transaction was accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required.

     Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                             THREE                       NINE
                                                         MONTHS ENDED               MONTHS ENDED
                                                            SEPT. 30,                 SEPT. 30,
                                                       1998          1997         1998         1997
                                                       ----          ----         ----         ----

NET SALES                                            $     --     $     23.5   $     22.4    $     73.6
                                                     ==========   ==========   ==========    ==========


Income before Income Taxes                           $     --     $     14.5   $     12.9    $     46.9
United States Taxes on Income                              --            5.2          4.7          16.9
                                                     ----------   ----------   ----------    ----------
Income from Discontinued Operations                        --            9.3          8.2          30.0

Loss on Sale of Discontinued Operations, including
  income from operations during the disposal
  period of $10.0 (net of tax of $24.1)                    --           --          (42.9)         --
                                                     ----------   ----------   ----------    ----------

DISCONTINUED OPERATIONS                              $     --     $      9.3        (34.7)   $     30.0
                                                     ==========   ==========   ==========    ==========

INCOME (LOSS) PER SHARE - BASIC:

   Income from Discontinued Operations               $     --     $      .07   $      .05    $      .20

   Loss on Sale of Discontinued Operations                 --           --           (.27)         --
                                                     ----------   ----------   ----------    ----------

   DISCONTINUED OPERATIONS                           $     --     $      .07   $     (.22)   $      .20
                                                     ==========   ==========   ==========    ==========


INCOME (LOSS) PER SHARE - DILUTED:

   Income from Discontinued Operations               $     --     $      .06   $      .05    $      .19

   Loss on Sale of Discontinued Operations                 --           --           (.27)         --
                                                     ----------   ----------   ----------    ----------

   DISCONTINUED OPERATIONS                           $     --     $      .06   $     (.22)   $      .19
                                                     ==========   ==========   ==========    ==========


ASSET WRITEDOWN AND OTHER RATIONALIZATIONS
------------------------------------------

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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:

(In millions)           THREE MONTHS ENDED SEPT. 30      NINE MONTHS ENDED SEPT. 30
                        ---------------------------      --------------------------
                            Asia                          Asia
                           Segment    SPT    Total       Segment    SPT      Total
                           -------    ---    -----       -------    ---      -----
NET SALES:
         1998              $146.8   $147.0  $293.8       $426.0   $470.6   $  896.6
         1997               201.6    180.3   381.9        610.3    568.1    1,178.4

OPERATING INCOME:
         1998              $ 18.1   $ 12.1  $ 30.2       $ 43.7   $ 35.1   $   78.8
         1997                21.6     12.7    34.3         71.9     47.8      119.7


OTHER (INCOME) AND EXPENSE
--------------------------

     Other (income) and expense in 1998 included a first quarter gain of $61.1 million on the sale of the Company's Calhoun, Georgia latex processing facility. The second quarter of 1998 included a charge of $17.4 million for the settlement of several related lawsuits involving employment matters in Latin America. The third quarter of 1998 included gains totaling $53.2 million resulting from the disposition of five distribution facilities in North America and the sale of certain other real estate.

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING ACTIVITIES
-----------------------------------------------------------

     In the third quarter of 1998 the Company acquired a majority ownership interest in an Indian tire manufacturer and assumed $103 million of debt. In 1997 the Company acquired a majority ownership interest in a South African tire and industrial rubber products business and assumed $29 million of debt.

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

RECLASSIFICATION
-----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1998 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                          1998         1997           1998          1997
                                                          ----         ----           ----          ----

INDUSTRY SEGMENTS
-----------------
   Sales to Unaffiliated Customers:
     Tires                                             $  2,560.9    $  2,616.9    $  7,431.5    $  7,729.3
     Related products and services                          219.2         232.4         710.6         701.2
                                                       ----------    ----------    ----------    ----------

          Total Tires                                     2,780.1       2,849.3       8,142.1       8,430.5
     General products                                       411.6         449.4       1,281.1       1,366.8
                                                       ----------    ----------    ----------    ----------

        NET SALES                                      $  3,191.7    $  3,298.7    $  9,423.2    $  9,797.3
                                                       ==========    ==========    ==========    ==========


   Income:
     Tires                                             $    281.4    $    264.0    $    831.3    $    796.0
     General products                                        39.1          54.7         202.3         159.5
                                                       ----------    ----------    ----------    ----------

        OPERATING INCOME                                    320.5         318.7       1,033.6         955.5

      Exclusions from operating income                      (76.6)        (59.6)       (200.8)       (195.6)
                                                       ----------    ----------    ----------    ----------

        Income from continuing operations              $    243.9    $    259.1    $    832.8    $    759.9
                                                       ==========    ==========    ==========    ==========
                   before income taxes


GEOGRAPHIC SEGMENTS
-------------------
   Sales to Unaffiliated Customers:
     United States                                     $  1,742.1    $  1,774.1    $  5,105.8    $  5,156.6
     Europe                                                 802.5         750.5       2,303.9       2,320.3
     Latin America                                          337.3         403.2       1,078.8       1,188.2
     Asia                                                   146.8         201.6         426.0         610.3
     Canada                                                 163.0         169.3         508.7         521.9
                                                       ----------    ----------    ----------    ----------

        NET SALES                                      $  3,191.7    $  3,298.7    $  9,423.2    $  9,797.3
                                                       ==========    ==========    ==========    ==========



   Operating Income:
     United States                                     $    156.3    $    154.7    $    499.3    $    404.1
     Europe                                                  78.1          62.4         276.6         233.7
     Latin America                                           52.4          65.4         167.6         205.5
     Asia                                                    18.1          21.6          43.7          71.9
     Canada                                                  15.6          14.6          46.4          40.3
                                                       ----------    ----------    ----------    ----------

        OPERATING INCOME                               $    320.5    $    318.7    $  1,033.6    $    955.5
                                                       ==========    ==========    ==========    ==========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

INCOME STATEMENT
----------------

                       (All per share amounts are diluted)

     Sales in the third quarter of 1998 were $3.19 billion, decreasing 3.2% from $3.30 billion in the 1997 quarter. Income from continuing operations in the 1998 quarter was $185.0 million or $1.17 per share, compared to $184.8 million or $1.16 per share in the 1997 period.

     In the nine months, sales of $9.42 billion decreased 3.8% from $9.80 billion in 1997. Income from continuing operations was $595.5 million or $3.75 per share, increasing 13.1% from $526.7 million or $3.33 per share in 1997.

     Net income in the quarter of $185.0 million or $1.17 per share decreased 4.7% from $194.1 million or $1.22 per share in the 1997 quarter. Net income in the nine months of $560.8 million or $3.53 per share increased slightly from $556.7 million or $3.52 per share in the 1997 period. Net income reflected the discontinued operations of the oil transportation segment, as discussed below.

     Worldwide tire unit sales in the third quarter rose 2.5% from 1997's levels. Domestic volume increased 2.4% and international unit sales increased 2.6% in the 1998 quarter. Replacement unit sales were 6.3% higher than in the 1997 quarter. Original equipment unit sales decreased due primarily to adverse economic conditions in Latin America and Asia. Unit sales in the first nine months of 1998 increased 1.7% from the 1997 period, with domestic units up 2.3% and international units up 1.0%.

     Revenues decreased in the quarter and nine months due primarily to the strengthening of the U.S. dollar versus international currencies. The Company estimates that versus 1997, currency movements adversely affected revenues in 1998 by approximately $110 million in the third quarter and $385 million in the nine months. In addition, revenues decreased due to continued worldwide competitive pricing pressures, lower tire unit sales in Latin America and Asia, lower unit sales of other automotive and industrial rubber products and strikes in the U.S. against General Motors.

     Operating income was also reduced by the adverse affect of currency movements versus 1997. The Company estimates the impact to be approximately $15 million in the quarter and $50 million in the nine months. In addition, the transition to seven-day operations at certain North American tire production facilities and the strike against General Motors reduced operating income.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                              Three Months Ended                          Nine Months Ended
                                  Sept. 30,                                   Sept. 30,
                           1998                1997                    1998                1997
                           ----                ----                    ----                ----
         CGS               77.4%               76.9%                   76.3%               76.7%
         SAG               14.8                14.1                    14.7                14.2

     Cost of goods sold was favorably impacted in both 1998 periods by lower raw material costs, the effects of ongoing cost containment measures and improved productivity. CGS was adversely affected by costs associated with the transition to seven-day operations, and a second quarter tire recall charge of $5.0 million ($3.3 million after tax or $.02 per share).

     SAG decreased in the nine months, but was higher in the quarter due in part to acquisitions and costs associated with software reengineering. SAG increased as a percent to sales in both 1998 periods due primarily to lower revenues.

     Asset writedown and other rationalizations in the 1998 nine months increased income by $29.7 million ($19.6 million after tax or $.12 per share). This resulted from favorable experience in implementation of the Company's program to exit the Formula 1 racing series and the reversal of certain reserves related to production rationalization in North America.

     Interest expense rose in 1998 due primarily to higher debt levels incurred to fund acquisitions and support increased working capital levels.

     Other income and expense in 1998 included third quarter gains on dispositions of real estate totaling $53.2 million ($32.0 million after tax or $.20 per share). In addition, 1998 included a first quarter gain on an asset sale totaling $61.1 million ($37.9 million after tax or $.24 per share). The 1998 second quarter included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin America. For further discussion, refer to the note to the financial statements, Other (Income) and Expense.

     U.S. and foreign taxes on income in 1998 reflected a reduction in the Company's estimated annual effective tax rate to 27.6%, as the Company continued to benefit from strategies which allowed it to manage global cash flows and minimize tax expense.

     On July 30, 1998 the Company completed the sale of substantially all of the assets and liabilities of its oil transportation business segment. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share. This transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. For further information, refer to the note to the financial statements, Discontinued Operations.

YEAR 2000
---------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities.

     The Company, on a coordinated basis and with the assistance of IBM and other consultants, is addressing the Year 2000 Issue. The Company has inventoried and assessed all date sensitive information and transaction processing computer systems and determined that a substantial portion of its software must be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The Company has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by November 1999. The Company has also inventoried its critical manufacturing and other operating systems that may be date sensitive, including those that use embedded technology such as micro-controllers and micro-processors. The Company anticipates that these systems will be updated or replaced as necessary and tested by November 1999.

     Modifying and testing the Company's information and transaction processing systems is estimated to cost $80 million to $100 million, including the $16 million expended in 1997 and the $30 million expended during the first nine months of 1998. The remaining $34 million to $54 million will be spent during the balance of 1998 and throughout 1999 as the Company completes the installation and testing of new or modified hardware and software. In addition, updating or replacing and testing the Company's date sensitive manufacturing and operating systems is expected to cost between $25 million and $30 million. All Year 2000 costs have been and will be funded from operations.

     The Company, with the assistance of PricewaterhouseCoopers LLP and other consultants, has also been engaged for several years in various business process reengineering projects. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Certain of these projects have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $180 million to $225 million for hardware, software and consulting costs incurred in connection with such projects, of which $90 million has been expended through September 30, 1998. Substantially all of the hardware and software costs have been and will be capitalized.

     The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. The Company has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the Company's significant trading partners to address Year 2000 issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company.

     In addition, parts of the global infrastructure, including national banking systems, electrical power, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the Company's ability to manufacture its products at affected locations and its ability to serve its customers as effectively as they are now being served. The Company is identifying elements of the infrastructure that are critical to its operations and obtaining information as to their expected Year 2000 readiness.

     The Company is starting its contingency planning for critical operational areas that might be affected by the Year 2000 Issue if compliance by the Company is delayed. In early 1999, the Company will review the extent to which contingency plans may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by the fall of 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the Company.

     While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 Issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

     The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications.

THE EURO
--------

     Effective January 1, 1999 member states of the European Economic and Monetary Union will convert to a common currency known as the Euro. Modifications to certain of the Company's information systems software were required in connection with this conversion. The Company has completed these modifications at a nominal cost, and does not anticipate that the conversion to the Euro will have any significant operational impact. Additionally, the Company does not expect the conversion to the Euro to have a material impact on results of operations, financial position or liquidity of its European businesses.

NEW ACCOUNTING STANDARDS
------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. At the present time the Company is studying the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION
-------------------

     Segment operating income in the third quarter of 1998 was $320.5 million, increasing slightly from $318.7 million in the 1997 quarter. Segment operating margin rose to 10.0% of sales from 9.7% in the 1997 period.

     Segment income in the 1998 third quarter included $53.2 million of gains on asset sales. Gains were recorded totaling $34.5 million on the sale of five warehouses in North America, $9.6 million on the sale of land in Asia, $3.6 million on the sale of land in Latin America and $5.5 million on the sale of the Company's former blimp base in Houston, Texas.

     In the nine months, segment operating income was $1.03 billion, increasing 8.2% from $955.5 million in the 1997 period. Segment operating margin rose to 11.0% of sales from 9.8% in the 1997 period.

     In addition to the previously mentioned third quarter gains on asset sales in 1998, a gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility was recorded in the first quarter of 1998. Segment income in 1998 was also increased by the second quarter reversal of $29.7 million of accrued costs related to Formula 1 racing and production rationalization in North America, but was reduced by a second quarter charge of $17.4 million related to the settlement of the lawsuits in Latin America.

INDUSTRY SEGMENTS
-----------------

TIRES
-----

     Sales in the third quarter of 1998 of $2.78 billion decreased 2.4% from $2.85 billion in the 1997 period. In the nine months, sales of $8.14 billion decreased 3.4% from $8.43 billion in 1997.

     Revenues decreased in the quarter and nine months due primarily to the strengthening of the U.S. dollar versus international currencies, worldwide competitive pricing pressures and lower tire unit sales in Latin America and Asia. In addition, strikes in the U.S. against General Motors adversely affected revenues in the third quarter.

     The following table presents changes in Company tire unit sales compared to the 1997 period:

                                    Three Months Ended                 Nine Months Ended
                                          Sept. 30                         Sept. 30
                                    ---------------------              -----------------
         U.S.                                2.4%                             2.3%
         International                       2.6                              1.0
         Worldwide                           2.5                              1.7

     Third quarter unit sales in the mature markets of North America and Europe were 6.1% higher than the 1997 period, increasing 9.8% in the replacement market while decreasing 3.0% in the original equipment market. Third quarter replacement unit sales in the emerging markets of Latin America and Asia decreased 7.8% from the 1997 period, and original equipment unit sales were 28% lower.

     Tire segment operating income in the third quarter of 1998 was $281.4 million, increasing 6.6% from $264.0 million in the 1997 period. Operating margin rose to 10.1% of sales from 9.3%.

     In the nine months, operating income of $831.3 million increased 4.4% from $796.0 million in 1997. Operating margin rose to 10.2% of sales from 9.4%.

     Operating income in both periods benefited from lower raw material costs, improved productivity and the effects of cost containment measures. Operating income increased in the quarter due primarily to the inclusion of gains on asset sales totaling $52.2 million. The 1998 nine months also included gains of $29.7 million from the reversal of accrued Formula 1 and rationalization costs. Operating income in 1998 was reduced by the effects of currency translations, the transition to seven-day operations at certain production facilities, the consolidation of warehouse operations and software reengineering costs. In addition, operating income in 1998 was reduced by $15.6 million of the charge for the settlement of the employment lawsuits in Latin America, a $5.0 million charge for the tire recall, and the impact of the strike against General Motors.

GENERAL PRODUCTS
----------------

     Sales in the third quarter of 1998 of $411.6 million decreased 8.4% from $449.4 million in the 1997 period. Operating income in the third quarter of 1998 was $39.1 million, decreasing 28.4% from $54.7 million in the 1997 period. Operating margin decreased to 9.5% of sales from 12.2%. Operating income in the 1998 quarter included a gain of $1.0 million from asset sales.

     In the nine months, sales of $1.28 billion decreased 6.3% from $1.37 billion in 1997. Operating income of $202.3 million increased 26.9% from $159.5 million in 1997. Operating margin rose to 15.8% of sales from 11.7%. The 1998 nine months included the gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility and a $1.8 million charge for the Latin American lawsuit settlement.

     Sales and operating income also reflect the absence of both the Jackson, Ohio automotive molded plastics plant, which was sold in the third quarter of 1997, and the Calhoun facility. Together these businesses accounted for sales of $14.1 million and operating income of $1.4 million in the third quarter of 1997. In the 1997 nine months, these businesses accounted for sales of $72.2 million and operating income of $7.8 million.

     Revenues in engineered products decreased in the quarter and nine months due primarily to adverse economic conditions in Latin America. Operating income was lower in both 1998 periods due to lower sales volume and competitive pricing conditions.

     Sales in chemical products decreased in the quarter and nine months, and operating income was lower in the quarter. Chemical results reflected reduced unit volume and competitive pricing conditions. Operating income increased in the nine months due to the gain on the sale of the Calhoun facility.

GEOGRAPHIC SEGMENTS
-------------------

UNITED STATES
-------------

     Sales in the third quarter of 1998 of $1.74 billion decreased 1.8% from $1.77 billion in the 1997 period. Operating income in the third quarter of 1998 was $156.3 million, increasing 1.0% from $154.7 million in the 1997 period. Operating margin increased to 9.0% of sales from 8.7%.

     In the nine months, sales of $5.11 billion decreased 1.0% from $5.16 billion in 1997. Operating income of $499.3 million increased 23.6% from $404.1 million in 1997. Operating margin rose to 9.8% of sales from 7.8%.

     Operating income in 1998 included the first quarter gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility, $7.7 million of the second quarter gain related to the reversal of accrued costs related to production rationalization, and third quarter gains from asset sales totaling $40.0 million.

     Tire unit sales increased in both 1998 periods. Revenues in the quarter and nine months decreased and operating income was adversely affected by competitive tire pricing pressures, reduced volume in chemical products, the strike against General Motors and the absence of the Jackson and Calhoun facilities. Operating income in both 1998 periods increased due to gains on asset sales. Operating income in 1998 benefited from lower raw material costs, improved productivity, and the effects of cost containment measures. Operating income in the 1998 nine months was reduced by the previously mentioned charge for the tire recall, costs associated with the transition to seven-day operations at certain production facilities and the effects of the strike against General Motors.

EUROPE
------

     Sales in the third quarter of 1998 of $802.5 million increased 6.9% from $750.5 million in the 1997 period. Operating income in the third quarter of 1998 was $78.1 million, increasing 25.2% from $62.4 million in the 1997 period. Operating margin increased to 9.7% of sales from 8.3%.

     In the nine months, sales of $2.30 billion decreased 0.7% from $2.32 billion in 1997. Operating income of $276.6 million increased 18.4% from $233.7 million in 1997. Operating margin rose to 12.0% of sales from 10.1%.

     Revenues increased in the quarter due primarily to higher tire unit sales resulting in part from acquisitions made in 1998. Revenues were adversely affected in both 1998 periods by the effects of currency translation and competitive pricing. Operating income in both periods reflected higher tire unit volume, productivity improvements, lower raw material costs and the effects of cost containment measures. Operating income included a $15.1 million second quarter gain resulting from favorable experience in implementation of the Company's program to exit the Formula 1 racing series.

LATIN AMERICA
-------------

     Sales in the third quarter of 1998 of $337.3 million decreased 16.3% from $403.2 million in the 1997 period. Operating income in the third quarter of 1998 was $52.4 million, decreasing 20.0% from $65.4 million in the 1997 period. Operating margin decreased to 15.5% of sales from 16.2%.

     In the nine months, sales of $1.08 billion decreased 9.2% from $1.19 billion in 1997. Operating income of $167.6 million decreased 18.5% from $205.5 million in 1997. Operating margin decreased to 15.5% of sales from 17.3%.

     Operating income in 1998 included the third quarter gain of $3.6 million on the sale of real estate, the second quarter charge of $17.4 million for the anticipated settlement of employment-related lawsuits, and a second quarter gain of $2.8 million resulting from the Formula 1 exit program.

     Sales and operating income decreased in both 1998 periods due to lower unit sales of tires and engineered products, the effects of currency translations and competitive pricing pressures. Sales and operating income in Latin America in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in the region.

ASIA
----

     Sales in the third quarter of 1998 were $146.8 million, decreasing 27.1% from $201.6 million in the 1997 period. Operating income in the third quarter of 1998 was $18.1 million, decreasing 16.0% from $21.6 million in the 1997 period. Operating margin increased to 12.3% of sales from 10.7%. Operating income in the 1998 third quarter included a gain on the sale of real estate totaling $9.6 million.

     In the nine months sales were $426.0 million, decreasing 30.2% from $610.3 million in 1997. Operating income was $43.7 million, decreasing 39.2% from $71.9 million in 1997. Operating margin decreased to 10.3% of sales from 11.8%. Operating income in the 1998 second quarter included a gain of $2.8 million resulting from the Formula 1 exit program.

     Sales and operating income were adversely affected in both 1998 periods by the effects of currency translation and lower tire unit sales resulting from the severe economic downturn in the region and competitive pricing conditions. Sales and operating income in Asia in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in the region.

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

     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)              Three Months Ended          Nine Months Ended
                               Sept. 30,                    Sept. 30,
                           1998         1997         1998         1997
                           ----         ----         ----         -----
Net Sales:
         Asia Segment   $    146.8   $    201.6   $    426.0   $    610.3
         SPT                 147.0        180.3        470.6        568.1
                        ----------   ----------   ----------   ----------
           Total        $    293.8   $    381.9   $    896.6   $  1,178.4

Operating Income:
         Asia Segment   $     18.1   $     21.6   $     43.7   $     71.9
         SPT                  12.1         12.7         35.1         47.8
                        ----------   ----------   ----------   ----------
           Total        $     30.2   $     34.3   $     78.8   $    119.7

CANADA
------

     Sales in the third quarter of 1998 were $163.0 million, decreasing 3.8% from $169.3 million in the 1997 period. Operating income of $15.6 million in the third quarter of 1998 increased 7.2% from $14.6 million in the 1997 period. Operating margin increased to 9.6% of sales from 8.6%.

     In the nine months, sales of $508.7 million decreased 2.5% from $521.9 million in 1997. Operating income was $46.4 million, increasing 15.2% from $40.3 million in 1997. Operating margin increased to 9.1% of sales from 7.7%.

     Sales decreased in the quarter and nine months due primarily to the effects of currency translations. Operating income increased in both 1998 periods due to higher tire unit sales, lower raw material costs, the effects of ongoing cost containment measures and a second quarter gain of $1.3 million resulting from the lower than expected costs of the Formula 1 exit program.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $310.4 million during the first nine months of 1998, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, inventories and payables.

     Net cash used in investing activities was $286.4 million during the first nine months of 1998. Capital expenditures were $490.6 million, primarily for plant modernizations and expansions and new tire molds.

(In millions)              Three Months Ended        Nine Months Ended
                                Sept. 30,                  Sept. 30,
                          1998         1997         1998         1997
                          ----         ----         ----         ----

Capital Expenditures   $    199.9   $    146.9   $    490.6   $    377.6
Depreciation                121.4        114.8        351.8        343.6

     Other investing activities in 1998 included the acquisition of a majority interest in tire manufacturers in Slovenia, India and Japan and a tire and engineered products manufacturing and distribution business in South Africa. In addition, investing activities in 1998 included the divestitures of the oil transportation segment, the Calhoun, Georgia latex processing facility, distribution facilities in North America and other miscellaneous real estate.

     The decrease in minority equity in subsidiaries on the Consolidated Balance Sheet was due primarily to the Company's program to increase ownership in certain subsidiaries. The decrease in property, plant and equipment and other assets on the

Consolidated Balance Sheet was due primarily to the sale of the net assets of the oil transportation segment.

     Net cash provided by financing activities was $503.0 million during the first nine months of 1998, which was used primarily to support the previously mentioned working capital requirements.

(Dollars in millions)       9/30/98         12/31/97           9/30/97
                           --------         --------           --------
Consolidated Debt          $2,169.1         $1,351.2          $1,457.2
Debt/Debt+Equity               37.2%            28.5%             29.2%

     During the first quarter of 1998, the Company issued domestic long term fixed rate debt totaling $250 million. In addition, the consolidation of the Indian subsidiary increased debt by approximately $103 million.

     During the first nine months of 1998, 1,500,000 shares of the Company's Common Stock were repurchased by the Company at an average cost of $56.82 per share.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 1998 the Company had short term uncommitted credit arrangements totaling $1.7 billion, of which $.6 billion were unused. The Company also had available long term credit arrangements at September 30, 1998 totaling $2.1 billion, of which $1.0 billion were unused.

     In July 1998, the Company's revolving credit facility agreements, consisting of a $900 million three year revolving credit facility and a $300 million 364-day revolving credit facility, were extended and reduced to a total facility of $1.0 billion. Each of the facility agreements are with 24 domestic and international banks. Effective July 13, 1998, the $900 million facility, which would have matured on July 14, 2001, was reduced to $700 million and extended to provide that the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. No other terms of the facility were changed. The Company pays currently a commitment fee of 10 basis points on the entire amount of the commitment and would pay a usage fee of 20 basis points on amounts borrowed. The $300 million 364-day credit facility agreement was extended to permit the Company to borrow until July 12, 1999, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays currently a commitment fee of 8 basis points on the entire amount of the commitment and would pay a usage fee of 22 basis points on amounts borrowed. There were no borrowings outstanding under these agreements at September 30, 1998.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK
------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company enters into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. At September 30, 1998 the interest rate on 50% of the Company's debt was fixed by either the nature of the obligation or through such interest rate contracts. At September 30, 1998, the fair value of the Company's interest rate contracts amounted to a liability of $2.8 million, compared to their carrying amount of a $.1 million liability. The Company estimates that a 10% decrease in variable market interest rates at September 30, 1998 would have changed the fair value of outstanding contracts to a $4.1 million liability at that date.

     Information about interest rate contracts in place at September 30, 1998 and related weighted average interest rates follow:

(Dollars in millions)                                   Fixed Rate
                                                        Contracts
                                                        ---------
 - Notional principal amount                              $100.0
 - Pay fixed rate                                            6.17%
 - Receive variable LIBOR                                    5.73
 - Average years to maturity                                 2.4

                                Three Months Ended        Nine Months Ended
                                   Sept. 30, 1998           Sept. 30, 1998
                               -------------------        ----------------
Average rate paid                     6.17%                   6.47%
Average rate received                 5.74                    5.76

     A fixed rate contract with notional principal amount of $50 million matured in the first quarter of 1998.

     At September 30, 1998 the fair value of the Company's fixed rate debt amounted to a liability of $888.2 million, compared to its carrying amount of $831.6 million. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 1998 would have changed the fair value of the Company's fixed rate debt to a liability of $947.0 million at that date.

     The sensitivity to changes in interest rates of the Company's fixed rate debt and interest rate contracts was determined with a valuation model based upon net modified duration analysis.

FOREIGN CURRENCY RISK
---------------------

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at September 30, 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments. The contract maturities match the maturities of the currency positions. The Company estimates that a 10% change in foreign exchange rates at September 30, 1998 would have changed the combined fair value of the contracts by $3.2 million at that date. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     Information about foreign currency contracts in place at September 30, 1998 follows:

                                   Fair Value          Contract Amount
                                   ----------          ---------------
Buy currency:
         Swiss franc                 $229.0                   $151.0
         U.S. dollar                   75.2                     75.0
         All other                     35.2                     34.9
                                     ------                    ------
                                     $339.4                    $260.9

Contract maturity:
         Swiss franc                        10/00- 3/06
         All other                          10/98- 2/99

Sell currency:
         Belgian franc               $156.8                   $151.5
         French franc                  70.9                     70.6
         Canadian dollar               36.2                     35.9
         Netherlands guilder           10.6                     10.6
         Swedish krona                 11.6                     11.7
         All other                     21.1                     21.0
                                     ------                   -------
                                     $307.2                   $301.3

Contract maturity:                          10/98- 6/99

     The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), wherein at Item 3, pages 13, 14, and 15, the Company reported certain legal proceedings, and to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 1998 (the "Second Quarter Report"), wherein at Item 1 of Part II, page 20, the Company reported certain developments regarding the legal proceedings described at paragraphs (A) and (E) of Item 3 of the Annual Report. The Company reports the following developments in respect of the legal proceedings described at paragraph (B) of Item 3 of the Annual Report.

         On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in the United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named plaintiffs on behalf of themselves and a class comprised of certain other persons who reside near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Government as a part of the Department of Energy ("DOE") and located in Pike County, Ohio (the "Portsmouth DOE Plant"), against Divested Atomic Corporation ("DAC", a wholly-owned subsidiary of the Company), the Company and others. The plaintiffs allege that the past and present operators of the Portsmouth DOE Plant (which includes Goodyear Atomic Corporation, the corporate predecessor of DAC) contaminated certain nearby areas with radioactive and other hazardous materials causing property damage and emotional distress. The plaintiffs claim $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. In 1997, the trial court decertified the class and on March 31, 1998, the trial court overruled the plaintiffs' "Renewed Motions for Class Certification." Accordingly, the case is no longer a class action. On June 8, 1998, a new civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, on behalf of approximately 276 persons who currently reside, or in the past resided, near the Portsmouth DOE Plant against DAC, the Company and Martin Marietta Energy Systems (presently known as Lockheed Martin Energy Systems, Inc. ("LMES")). The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to windborne particulates and water run off from the Portsmouth DOE Plant, that DAC (and, therefore, the Company) and LMES in their operation of the Portsmouth DOE Plant
(i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed and continue to commit trespass, and (iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 of punitive damages, costs, expenses, attorney's fees and other unspecified legal and equitable remedies.

ITEM 5.   OTHER INFORMATION
-------   -----------------

         As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, on March 21, 1998, Wingfoot Ventures Seven, Inc., a wholly-owned subsidiary of the Company ("WVS"), entered into a Stock Purchase Agreement, dated as of March 15, 1998, with Plains Resources, Inc. and Plains All American, Inc., whereunder WVS agreed to sell all of the capital stock of All American Pipeline Company ("AAPL"), Celeron Gathering Corporation ("CGC") and Celeron Trading & Transportation Company ("CT&T") to Plains All American, Inc. The sale was subject to receipt of certain regulatory approvals. AAPL, CGC and CT&T (the "Celeron Companies") engage in oil transportation and related activities and, prior to the sale, owned the assets, and conducted substantially all of the activities, of the Company's Oil Transportation business segment.

         On July 30, 1998, the sale of the Celeron Companies was completed. WVS received cash proceeds from the sale aggregating approximately $422.3 million, including the distribution of $25.1 million to WVS prior to the closing. In the first quarter of 1998, the Company recorded a $34.7 million after tax loss in connection with the sale transaction. During 1998, the Company has reported the Celeron Companies as discontinued operations and discontinued its Oil Transportation business segment. See "Discontinued Operations" in the Notes to the Financial Statements set forth at page 5 of this Quarterly Report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 1998.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE GOODYEAR TIRE & RUBBER COMPANY
                                                 (Registrant)

Date:  October 22, 1998                   By    /s/John W. Richardson
                                            ------------------------------------
                                              John W. Richardson, Vice President

                                          (Signing on behalf of Registrant as a
                                          duly authorized officer of Registrant
                                          and signing as the Principal
                                          Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                              INDEX OF EXHIBITS (1)

          EXHIBIT                                                                                             EXHIBIT
          -------                                                                                             -------

     TABLE ITEM NO. *                      Description of Exhibit                                         NUMBER    PAGE
---------------------            -----------------------------------------------                          ------    ----
           3                        ARTICLES OF INCORPORATION AND BY-LAWS

                                 (a) Certificate of Amended Articles of
                                 Incorporation of Registrant, dated December 20,
                                 1954, and Certificate of Amendment to Amended
                                 Articles of Incorporation of Registrant, dated
                                 April 6, 1993, and Certificate of Amendment to
                                 Amended Articles of Incorporation of Registrant dated June 4, 1996, three documents comprising
                                 Registrant's Articles of Incorporation as amended (incorporated by reference, filed with the Securities and Exchange Commission as
                                 Exhibit 3.1 to Registrant's Quarterly Report on
                                 Form 10-Q for the quarter ended September 30,
                                 1996).

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

           4                                   INSTRUMENTS DEFINING
                                        THE RIGHTS OF SECURITY HOLDERS,
                                               INCLUDING INDENTURES
                                 -----------------------------------------------

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

----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                             EXHIBIT
          -------                                                                                             -------

     TABLE ITEM NO. *                      Description of Exhibit                                         NUMBER    PAGE
---------------------            -----------------------------------------------                          ------    ----

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

                                 (f) Conformed copy of Second Replacement and                             4      X-4-1
                                 Restatement Agreement, dated as of July 13,
                                 1998, among Registrant, the Lenders named
                                 therein and The Chase Manhattan Bank, as Agent.

----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                             EXHIBIT
          -------                                                                                             -------

     TABLE ITEM NO. *                      Description of Exhibit                                         NUMBER    PAGE
---------------------            -----------------------------------------------                          ------    ----

           4                     (g) Form of Indenture, dated as of March 15,
                                 1996, between Registrant and Chemical Bank (now
                                 The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11,
                                 1998 and March 17, 1998 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to
                                 Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File 1-1927).


                                 No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended September 30, 1998. In accordance with paragraph (iii) to Part 4 of
                                 Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended September 30, 1998 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                                 Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

         12                                           STATEMENT RE COMPUTATION
                                                            OF RATIOS

                                 Statement setting forth the computation of                               12        X-12-1
                                 Ratio of Earnings to  Fixed Charges.


         27                                           FINANCIAL DATA SCHEDULE

                                 Financial Data Schedule (for quarter ended                               27        X-27-1
                                 September 30, 1998).

----------
*Pursuant to Item 601 of Regulation S-K.