Form 10-K/A
period 1997-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1998-11-10
CIK 42582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
      --------------------                       -----------------------------
 Common Stock, Without Par Value                    New York Stock Exchange
 Preferred Stock Purchase Rights                    Chicago Stock Exchange
                                                       Pacific Exchange





                      ------------------------------------



       The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:


                           Part I Item 1
                           Part II, Item 6, 7 and 8
                           Part IV, Item 14 and the related Index of Exhibits Exhibits 12, 23.2 and 27



                      ------------------------------------

      The Goodyear Tire & Rubber Company (the "Company"), by this Form 10-K/A, Amendment No. 1 to Form 10-K, hereby: (1) amends and restates in its entirety
Item 1 of Part I of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (the "1997 Annual Report"); (2) amends and restates in its entirety Item 6 of Part II of the 1997 Annual Report; (3) amends and restates in its entirety Item 7 of the 1997 Annual Report; (4) amends and restates in its entirety Item 8 of Part II of the 1997 Annual Report; (5) amends and restates in its entirety Item 14 of Part IV of the 1997 Annual Report; and
(6) amends and restates in their entirety Exhibits 12 and 27, and adds a new
Exhibit 23.2, to the 1997 Annual Report. Each such amended Item of, and Exhibit to, the 1997 Annual Report is attached to this Amendment No. 1.


     EXPLANATORY NOTE TO AMENDMENT NO. 1 TO 1997 ANNUAL REPORT ON FORM 10-K

      This Form 10-K/A, Amendment No. 1 to Form 10-K (the "Amendment"), which amends the 1997 Annual Report, includes: (i) the cover page and this page 2 of this Amendment; (ii) Item 1, "Business", of Part I of the 1997 Annual Report (pages numbered 1 through 12, inclusive, which follow this page 2); (iii) Item 6, "Selected Financial Data," of Part II of the 1997 Annual Report (page number 21, which follows Item 1, page 12); (iv) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II of the 1997 Annual Report (pages numbered 22 through 30, inclusive, which follow Item 6, page 21); (v) Item 8, "Financial Statements and Supplementary Data", of Part II of the 1997 Annual Report (pages numbered 32 through 53, inclusive, which follow page 30); (vi) Item 14, "Exhibits, Financial Statement Schedule, and Reports on Form 8-K," of Part IV of the 1997 Annual Report (at pages numbered 55 and 56) and the related Index of Exhibits (at pages numbered X-1 through X-6, inclusive); (vii) Exhibit 12, "Computation of Ratio of Earnings to Fixed Charges" (at page X-12-1); (viii) a new Exhibit 23.2, "Consent of Independent Accounts," (at page X-23.2-1); and (ix) Exhibit 27, "Financial Data Schedule" (at page X-27-1). The 1997 Annual Report as amended by this Amendment is herein referred to as the "Amended 1997 Annual Report."

      In this Amendment, the Company is restating its financial statements set forth at Item 8 to report the assets and activities of the Celeron Companies as discontinued operations. The Company also amends Items 1, 6 and 7, and Exhibits 12 and 27, of the 1997 Annual Report to report the assets and activities of the Celeron Companies as discontinuing operations and to stop reporting their oil transportation and related activities as a business segment. A new Consent of Independent Accountants is attached as Exhibit 23.2 to the Amended 1997 Annual Report.

      In accordance with Rule 12b-5 under the Securities Exchange Act of 1934,
Item 1 of Part I, Items 6, 7 and 8 of Part II, Item 14 of Part IV and the related Index of Exhibits, and the Exhibits to the 1997 Annual Report as amended by this Amendment are set forth in their entirety on the following pages: (i)
Item 1 at pages numbered 1 through 12, inclusive; (ii) Items 6 and 7 at pages numbered 21 through 30, inclusive; (iii) Item 8 at pages numbered 32 through 53, inclusive; (iv) Item 14 of Part IV at pages numbered 55 and 56 and X-1 through X-6, inclusive. Exhibits 12, 23.2 and 27 are also filed as a part of this Amendment.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE GOODYEAR TIRE & RUBBER COMPANY
                                         (Registrant)

Date: November 10, 1998      By  /s/ John W. Richardson
                                ------------------------------------------------
                                       John W. Richardson, Vice President
                                   (Signing on behalf of Registrant as a duly
                                     authorized officer of Registrant and as
                                the Principal Accounting Officer of Registrant.)

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

      Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. In 1997, Goodyear's net sales were $13.065 billion and net income was $558.7 million. Net income in 1997 included net after-tax charges of $176.3 million for certain rationalizations. Goodyear's worldwide employment averaged 95,472 during 1997.

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

      Registrant's Celeron subsidiaries engage in various crude oil transportation, gathering, purchasing and selling activities, which are reported as discontinued operations in its financial statements. In 1998, the Company sold the Celeron Companies.



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

      Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Expansions of the Company's Freeport, Illinois, and Valleyfield, Quebec tire plants were completed during 1997. Significant plant modernization and expansion projects are presently underway at the Company's Napanee, Ontario, Americana, Brasil, Fayetteville, North Carolina, Marakina, Philippines and Debica, Poland tire plants, at the Company's Statesville, North Carolina tire mold plant, and at the Beaumont, Texas, synthetic rubber and rubber chemicals plant. During 1998, the Company will commence construction of a new $60 million passenger tire manufacturing plant in Brazil.

      On March 21, 1998, Goodyear agreed to sell all of the capital stock of All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (the "Celeron Companies") to a subsidiary of Plains Resources, Inc. for approximately $422 million. The Celeron Companies own the assets, and conduct substantially all of the activities, of Goodyear's crude oil transportation, gathering, purchasing and selling business. Accordingly, the Celeron Companies are reported as discontinued operations and Goodyear no longer reports their assets and activities as its Oil Transportation business segment. On July 30, 1998, the sale of the Celeron Companies was completed. Goodyear received $422.3 million cash proceeds from the sale, which included the distribution of $25.1 million to Goodyear prior to the closing.


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


                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1997          1996         1995
                                               ------        ------       ------
         Tires Segment sales ...............    86.3%         86.3%        86.4%
               Tire sales ..................    79.3%         78.6%        77.5%
         Tires Segment operating income ....    78.9%         84.6%        85.8%


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

      No customer or group of affiliated customers accounted for as much as 5.4% of Goodyear's consolidated net sales during 1997, 1996 or 1995. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 21.8% of consolidated net sales for each of 1997, 1996 or 1995. No customer or group of affiliated customers accounted for as much as 4.2% of Tires Segment sales during 1997, 1996 or 1995. The ten largest customers of the Tires Segment represented less than 21.7% of Tire Segment sales for each of 1997, 1996 and 1995.

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

      The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:



       GOODYEAR WORLDWIDE UNIT SALES OF PASSENGER, TRUCK AND FARM TIRES--
               PERCENTAGE INCREASE (DECREASE) IN ANNUAL UNIT SALES


                                             1997 vs 1996           1996 vs 1995
                                           --------------         --------------
         United States ................         1.9%                    (.7)%
         Foreign ......................         8.2%                   12.6 %
               Worldwide ..............         5.0%                    5.4 %

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


                                                       Year Ended December 31,
                                                    ---------------------------
                                                     1997       1996      1995
                                                    ------     ------    ------
      General Products Segment sales .............   13.7%      13.7%    13.6%
      General Products Segment operating income ..   21.1%      15.4%    14.2%

      The products and services comprising the General Products Segment include:

      VEHICLE COMPONENTS. Goodyear manufactures automotive belts and hoses, air springs, engine mounts, and various chassis parts for motor vehicles.

      Engineered Rubber Products.Goodyear produces various engineered rubber products, including: conveyor and power transmission belts; air, steam, oil, water, gasoline, materials handling and hydraulic hose for industrial applications; tank tracks; and various other products.

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


OIL TRANSPORTATION

      Goodyear's crude oil transportation and related activities have been conducted by the Celeron group of companies. All American Pipeline Company ("All American") owns and operates a heated crude oil pipeline system which extends from two points on the California Coast to McCamey, Texas (the "All American System"). Celeron Gathering Corporation, ("Celeron Gathering") owns and operates a crude oil gathering pipeline in the San Joaquin Valley, California (the "Celeron Gathering System"). Celeron Trading & Transportation Company("CT&T") engages in various crude oil exchanging, purchasing and selling activities. The assets and activities of All American, Celeron Gathering and CT&T (the "Celeron Companies") comprised substantially all of Goodyear's crude oil transportation, gathering, purchasing and selling activities and were heretofore reported as the Company's "Oil Transportation" business segment.

      On March 21, 1998, Goodyear agreed to sell the capital stock of the Celeron Companies to Plains All American, Inc., a wholly-owned subsidiary of Plains Resources, Inc. On July 30, 1998, the sale of the Celeron Companies was completed. Goodyear received $422.3 million cash proceeds from the sale, which included the distribution of $25.1 million to Goodyear prior to the closing. The Company's financial statements and other financial information set forth at Items 6, 7 and 8 of this Annual Report have been restated to report the assets and activities of the Celeron Companies as discontinued operations. As discontinued operations, the Company no longer reports the assets and activities of the Celeron Companies as a business segment. Certain information regarding the operations of the Celeron Companies during 1997 and prior years is set forth below.


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

      The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 28 foreign countries. Foreign sales represented approximately 48%, 47% and 45% of total sales and foreign operating income represented approximately 56%, 63% and 58% of total operating income in 1997, 1996 and 1995, respectively. Goodyear's foreign manufacturing operations consist primarily of the production of tires. Industrial rubber and certain other products are also manufactured in certain of the Company's foreign plants.

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

ITEM 6. SELECTED FINANCIAL DATA.


                                                                       YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE)             1997           1996            1995           1994           1993
                                         ---------      ---------       ---------      ---------      ---------


Net Sales .......................        $13,065.3      $12,985.7       $13,039.2      $12,209.2      $11,582.0

Income from Continuing Operations
  before Extraordinary Items
  and Cumulative Effect of
  Accounting Changes ............            522.4          558.5           575.2          560.7          496.9

Discontinued Operations .........             36.3         (456.8)           35.8            6.3           (8.2)

Extraordinary Items --
  Early Extinguishment of Debt ..               --             --              --             --          (14.6)

Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits .......               --             --              --             --          (86.3)
                                         ---------      ---------       ---------      ---------      ---------

Net Income ......................        $   558.7      $   101.7       $   611.0      $   567.0      $   387.8
                                         =========      =========       =========      =========      =========

Per Share of Common Stock:

Income from Continuing Operations
  before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes ............        $    3.34     $     3.60       $    3.78      $    3.71      $    3.38

Discontinued Operations .........              .24          (2.94)            .24            .04           (.05)

Extraordinary Items --
  Early Extinguishment of Debt ..               --             --              --             --           (.10)

Cumulative Effect of
  Change in Accounting for
  Postemployment Benefits .......               --             --              --             --           (.59)

Net Income - basic ..............        $    3.58      $     .66       $    4.02      $    3.75      $    2.64
                                         =========      =========       =========      =========      =========
Net Income - diluted ............        $    3.53      $     .65       $    3.97      $    3.70      $    2.58
                                         =========      =========       =========      =========      =========
Dividends Per Share .............        $    1.14      $    1.03       $     .95      $     .75      $    .575

Total Assets ....................        $ 9,917.4      $ 9,671.8       $ 9,789.6      $ 9,123.3      $ 8,436.1

Long Term Debt ..................        $   844.5      $ 1,132.2       $ 1,320.0      $ 1,108.7      $ 1,065.9

Shareholders' Equity ............        $ 3,395.5      $ 3,279.1       $ 3,281.7      $ 2,803.2      $ 2,300.8


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


CONSOLIDATED


NET SALES

      Sales in 1997 were $13.07 billion, compared to $12.99 billion in 1996 and $13.04 billion in 1995.

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


COST OF GOODS SOLD

      Cost of goods sold in 1997 was 76.7% of sales, compared to 76.8% in 1996 and 76.9% in 1995. Raw material costs in 1997 decreased from 1996's level, which was also lower than the level reached in 1995. Worldwide raw material costs are not expected to increase significantly in 1998. Labor costs increased in both 1997 and 1996, due in part to U.S. wage agreements which provided for wage and benefit improvements. Manufacturing costs were adversely affected in 1997 by a 19-day strike against the Company by the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (USWA) at 10 U.S. tire and engineered products manufacturing facilities. Costs in 1996 reflected lower levels of capacity utilization resulting from reductions in production schedules in North America and Europe to align inventory with market requirements. Manufacturing costs in both 1997 and 1996 benefited from efficiencies achieved as a result of ongoing cost containment measures.

      The Company's research and development expenditures, all of which were included in cost of sales, were $384.1 million, $374.5 million and $369.3 million in 1997, 1996 and 1995, respectively. Research and development expenditures in 1998 are expected to approximate $410 million.


SAG

      Selling, administrative and general expense (SAG) in 1997 was 14.4% of sales, compared to 14.5% in 1996 and 14.8% in 1995. SAG in 1997 was adversely affected by the acquisition of the South African subsidiary, but benefited in 1997 and 1996 from lower employment levels in the U.S. which reduced compensation and benefit costs, and the favorable impact of ongoing worldwide cost containment measures.


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


INCOME TAXES

      The Company's effective tax rate was 28.0%, 29.6% and 32.5% in 1997, 1996 and 1995, respectively. Net income in 1997 and 1996 benefited from lower U.S. taxes on foreign source income. For further information, refer to the note to the financial statements No. 15, Income Taxes.


DISCONTINUED OPERATIONS

      On March 21, 1998 the Company agreed to sell substantially all of the assets and liabilities of its oil transportation business segment. The loss on the sale (net of income from operations during 1998) totaled $34.7 million after tax or $.22 per share, which was recorded in the first quarter of 1998. This transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required. The sale was completed on July 30, 1998. For further information, refer to the note to the financial statements No. 20, Discontinued Operations.

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

      Modifying and testing the Company's information and transaction processing systems is estimated to cost $80 million to $100 million, including the $16 million expended in 1997. The remaining $64 million to $84 million will be spent during 1998 and 1999 as the Company completes the installation and testing of new or modified hardware and software. In addition, updating or replacing and testing the Company's date sensitive manufacturing and operating systems is expected to cost between $25 million and $30 million. All Year 2000 costs have been and will be funded from operations.

      The Company, with the assistance of consultants, has also been engaged for several years in various business process reengineering projects. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Certain of these projects have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $180 million to $225 million for hardware, software and consulting costs incurred in connection with such projects. Substantially all of the hardware and software costs have been and will be capitalized.

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


SEGMENT INFORMATION

      Segment operating income was $988.6 million, $1,056.2 million and $1,165.8 million and segment operating margin was 7.6%, 8.1% and 8.9% of sales in 1997, 1996 and 1995, respectively. Segment operating income in 1997 was reduced by the previously mentioned charges of $265.2 million related to rationalizations in manufacturing and other areas. Segment operating income in 1996 was reduced by the previously mentioned charges of $158.7 million related to workforce reductions, consolidation of operations and the closure and sale of manufacturing facilities.


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

      Revenues decreased in 1996 despite higher tire unit sales, due primarily to reduced unit sales to original equipment vehicle manufacturers in North America and Latin America, com-petitive pricing pressures worldwide and unfavorable translation due to the strengthening of the U.S. dollar versus various foreign currencies. Additionally, revenues in 1996 were adversely affected by lower sales in natural rubber operations due to lower market prices, and lower service and other sales at Company-owned retail outlets.

      The following table presents changes in Company tire unit sales:


                                          1997 vs. 1996         1996 vs. 1995
                  -------------------------------------------------------------
                  U.S.                         1.9%                  (.7)%
                  International                8.2                  12.6
                  Worldwide                    5.0                   5.4
                  -------------------------------------------------------------


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

GEOGRAPHIC SEGMENTS

U.S. OPERATIONS

      U.S. sales in 1997 were $6.83 billion, decreasing slightly from $6.88 billion in 1996 and 4.1% from $7.12 billion in 1995.

      Unit sales of tires and engineered products in the U.S. were higher in 1997, although revenues were adversely affected by competitive pricing pressures, reduced volume in chemical products and the previously mentioned strikes against certain vehicle production facilities. Sales decreased in 1996 due primarily to reduced unit sales to original equipment vehicle manufac-turers, competitive tire pricing pressures in the replacement market and lower sales of chemical products.

      Operating income was $435.4 million in 1997, compared to $393.1 million in 1996 and $488.6 million in 1995. Operating income in 1997 was reduced by rationalization charges of $113.6 million. Operating income in 1996 included $89.7 million of rationalization charges.

      Operating income in 1997 reflected lower raw material costs, lower SAG and the effects of ongoing cost containment measures. Operating income in 1996 was adversely affected by lower original equipment tire unit sales and pricing pressures in the replacement tire market, but was favorably impacted by improved volume in engineered products, lower raw material costs and lower SAG.

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

      The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:


(In millions)          1997      1996      1995          (In millions)          1997     1996    1995
------------------------------------------------        ----------------------------------------------
Net Sales:                                              Operating Income:
   Asia Segment     $  772.7  $  845.4  $  833.2             Asia Segment      $ 65.3   $ 99.3  $ 90.1
   SPT                 744.2     814.1     743.7             SPT                 63.5     75.8    71.5
                    --------  --------  --------                               ------   ------   ------
     Total          $1,516.9  $1,659.5  $1,576.9               Total           $128.8   $175.1  $161.6


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


LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES

      Working Capital -- Cash provided by operating activities increased to $1,052.4 million in 1997 from $856.6 million in 1996, reflecting in part the favorable effects of the Company's ongoing cost containment measures. Operating cash flows were used primarily for capital expenditures and debt retirement, as discussed below. Working capital requirements during 1997 increased for accounts receivable and inventories, resulting from higher unit sales of tires and other automotive and industrial rubber products. The Company has fixed the cost of certain raw materials in future periods, which is anticipated to result in reduced volatility in working capital requirements.

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


INVESTING ACTIVITIES

      Cash used in investing activities was $788.6 million during 1997. Capital expenditures were $699.0 million, of which amount $322.9 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to approximate $700-$800 million in 1998. At December 31, 1997, the Company had binding commitments for land, buildings and equipment of $137.2 million.



                   (In millions)                     1997      1996      1995
                   ----------------------------------------------------------
                   Capital Expenditures            $699.0    $617.5    $615.6
                   Depreciation                     453.9     419.9     394.2
                   ----------------------------------------------------------



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



                   (Dollars in millions)            1997     1996      1995
                   ----------------------------------------------------------
                   Consolidated Debt             $1,351.2  $1,376.7  $1,546.7
                   ----------------------------------------------------------
                   Debt/Debt+Equity                  28.5%     29.6%     32.0%
                   ----------------------------------------------------------



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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                      INDEX


        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES


                                                                         PAGE
                                                                         ----

Report of Independent Accountants.......................................  32
Consolidated Statement of Income -- years ended
 December 31, 1997, 1996 and 1995.......................................  33
Consolidated Balance Sheet-- December 31, 1997 and 1996.................  34
Consolidated Statement of Shareholders' Equity -- years ended
 December 31, 1997, 1996 and 1995.......................................  35
Consolidated Statement of Cash Flows -- years ended
 December 31, 1997, 1996 and 1995.......................................  36
Notes to Financial Statements...........................................  37
Supplementary Data (unaudited)
Financial Statement Schedules........................................... FS-1



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



/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP


Cleveland, Ohio
February 2, 1998
except for note 20, as to which the date is November 10, 1998

Consolidated Statement of Income


(Dollars in millions, except per share)
Year Ended December 31,                                        1997            1996            1995
------------------------------------------------------------------------------------------------------

NET SALES                                                    $13,065.3       $12,985.7       $13,039.2
======================================================================================================

Cost of Goods Sold                                            10,015.6         9,968.9        10,027.7

Selling, Administrative and General Expense                    1,886.7         1,887.2         1,932.1

Rationalizations (Note 2)                                        265.2           116.4              --

Interest Expense (Note 13)                                       119.5           128.6           135.0

Other (Income) and Expense (Note 3)                               24.5            22.6            21.0

Foreign Currency Exchange                                        (34.1)            7.4            17.4

Minority Interest in Net Income of Subsidiaries                   44.6            43.1            36.2
------------------------------------------------------------------------------------------------------

Income from Continuing operations before Income Taxes            743.3           811.5           869.8

United States and Foreign Taxes on Income (Note 15)              220.9           253.0           294.6
------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                            $   522.4       $   558.5       $   575.2
======================================================================================================

Discontinued Operations (Note 20)                                 36.3          (456.8)           35.8
------------------------------------------------------------------------------------------------------

NET INCOME                                                   $   558.7       $   101.7       $   611.0
======================================================================================================

PER SHARE OF COMMON STOCK - BASIC:

    Income from Continuing Operations                        $    3.34       $    3.60       $    3.78

    Discontinued Operations                                        .24           (2.94)            .24
------------------------------------------------------------------------------------------------------

NET INCOME                                                   $    3.58       $     .66       $    4.02
======================================================================================================

Average Shares Outstanding                                 156,225,112     155,051,802     152,118,861

PER SHARE OF COMMON STOCK - DILUTED:

    Income from Continuing Operations                        $    3.30       $    3.56       $    3.74

    Discontinued Operations                                        .23           (2.91)            .23
------------------------------------------------------------------------------------------------------

NET INCOME                                                   $    3.53       $     .65       $    3.97
======================================================================================================

Average Shares Outstanding                                 158,169,534     156,778,058     153,949,022


The accompanying notes are an integral part of this financial statement

Consolidated Balance Sheet


(Dollars in millions)

December 31,                                                              1997                 1996
------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
   Cash and cash equivalents                                           $   258.6            $   238.5
   Accounts and notes receivable (Note 4)                                1,733.6              1,706.0
   Inventories (Note 5)                                                  1,835.2              1,774.2
   Prepaid expenses and other current assets                               336.5                306.3
------------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                                4,163.9              4,025.0
======================================================================================================

Long Term Accounts and Notes Receivable                                    190.4                216.2
Investments in Affiliates, at equity                                       124.6                140.3
Other Assets                                                               145.6                163.0
Deferred Charges                                                         1,143.2              1,059.4
Properties and Plants (Note 6)                                           4,149.7              4,067.9
------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                       $9,917.4             $9,671.8
======================================================================================================

LIABILITIES
Current Liabilities:
   Accounts payable-- trade                                             $1,177.8             $1,096.7
   Compensation and benefits                                               782.7                742.5
   Other current liabilities                                               421.8                300.4
   United States and foreign taxes                                         362.0                382.1
   Notes payable to banks (Note 7)                                         440.2                218.1
   Long term debt due within one year                                       66.5                 26.4
------------------------------------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                                           3,251.0              2,766.2
======================================================================================================

Compensation and Benefits                                                1,945.7              1,988.1
Long Term Debt (Note 7)                                                    844.5              1,132.2
Other Long Term Liabilities                                                224.5                264.9
Minority Equity in Subsidiaries                                            256.2                241.3
------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES                                                   6,521.9              6,392.7
======================================================================================================

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
   Authorized, 50,000,000 shares, unissued                                   --                    --
Common Stock, no par value:
   Authorized, 300,000,000 shares
   Outstanding shares, 156,588,783 (156,049,974 in 1996)                   156.6                156.1
Capital Surplus                                                          1,061.6              1,059.4
Retained Earnings                                                        2,983.4              2,603.0
Accumulated Other Comprehensive Income                                    (806.1)              (539.4)
------------------------------------------------------------------------------------------------------

     TOTAL SHAREHOLDERS' EQUITY                                          3,395.5              3,279.1
======================================================================================================

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $9,917.4             $9,671.8
======================================================================================================


The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Shareholders' Equity


                                                                                                 Accumulated Other
                                                                                                Comprehensive Income
                                                                                                --------------------
                                                         Common Stock                            Foreign      Minimum    Total
                                                         ------------      Capital   Retained    Currency     Pension  Shareholders'
(Dollars in millions, except per share)               Shares      Amount   Surplus   Earnings   Translation   Liability  Equity
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994
 (AFTER DEDUCTING 44,271,227 TREASURY SHARES)       151,407,285   $151.4    $918.5    $2,194.5     $(421.7)    $(39.5)   $2,803.2
==================================================================================================================================

  Comprehensive income:
    Net income for 1995                                                                  611.0
    Foreign currency translation                                                                     (60.0)
    Minimum pension liability (net of tax of $6.6)                                                               13.2
        Total comprehensive income                                                                                          564.2
  Cash dividends 1995-- $.95 per share                                                  (144.5)                            (144.5)
  Common stock issued from treasury:
    Dividend Reinvestment and
     Stock Purchase Plan                                105,028       .1       4.2                                            4.3
    Stock compensation plans                          2,011,998      2.0      52.5                                           54.5
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995
 (AFTER DEDUCTING 42,154,357 TREASURY SHARES)       153,524,311    153.5     975.2     2,661.0      (481.7)     (26.3)    3,281.7
==================================================================================================================================

  Comprehensive income:
    Net income for 1996                                                                  101.7
    Foreign currency translation                                                                     (26.7)
    Minimum pension liability (net of tax of $4.1)                                                               (4.7)
        Total comprehensive income                                                                                           70.3
  Cash dividends 1996--$1.03 per share                                                  (159.7)                            (159.7)
  Common stock issued from treasury:
    Dividend Reinvestment and
     Stock Purchase Plan                                 91,310       .1       4.3                                            4.4
    Stock compensation plans                          2,434,353      2.5      79.9                                           82.4
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996
 (AFTER DEDUCTING 39,628,694 TREASURY SHARES)       156,049,974    156.1   1,059.4     2,603.0      (508.4)     (31.0)    3,279.1
==================================================================================================================================

  Comprehensive income:
    Net income for 1997                                                                  558.7
    Foreign currency translation                                                                    (269.6)
    Minimum pension liability (net of tax of $1.6)                                                                2.9
        Total comprehensive income                                                                                          292.0
  Cash dividends 1997-- $1.14 per share                                                 (178.3)                            (178.3)
  Common stock acquired                              (1,478,200)    (1.5)    (76.9)                                         (78.4)
  Common stock issued from treasury:
    Dividend Reinvestment and
     Stock Purchase Plan                                 56,399       .1       3.1                                            3.2
    Stock compensation plans                          1,960,610      1.9      76.0                                           77.9
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1997
  (AFTER DEDUCTING 39,089,885 TREASURY SHARES)      156,588,783   $156.6  $1,061.6    $2,983.4     $(778.0)    $(28.1)   $3,395.5
==================================================================================================================================


The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Cash Flows


(Dollars in millions)
Year Ended December 31,                                                      1997                1996                 1995
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------------------

  NET INCOME                                                              $  558.7              $101.7             $ 611.0
==========================================================================================================================

  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation                                                             453.9               419.9               394.2
    Deferred tax provision                                                   (15.2)               39.5                73.9
    Discontinued Operations                                                     --               499.3                  --
    Rationalizations and other provisions                                    233.6               110.0                  --
    Asset sales                                                               (5.8)              (32.1)                 --
    Accounts and notes receivable                                           (101.7)             (106.2)              (84.4)
    Inventories                                                             (107.1)               (5.5)             (344.3)
    Accounts payable-- trade                                                 115.4               (66.3)              159.5
    Domestic pension funding                                                 (43.0)              (72.8)             (252.5)
    Other assets and liabilities                                             (36.4)              (30.9)               54.7
--------------------------------------------------------------------------------------------------------------------------

      Total adjustments                                                      493.7               754.9                 1.1
--------------------------------------------------------------------------------------------------------------------------

    TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                             1,052.4               856.6               612.1
==========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (699.0)             (617.5)             (615.6)
  Short term securities acquired                                             (38.6)              (97.2)              (30.6)
  Short term securities redeemed                                              40.8                86.2                41.4
  Asset dispositions                                                          37.6                45.9                 8.9
  Asset acquisitions                                                        (127.1)              (99.8)              (52.8)
  Other transactions                                                          (2.3)               32.4                 5.4
--------------------------------------------------------------------------------------------------------------------------

    TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                              (788.6)             (650.0)             (643.3)
==========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term debt incurred                                                   298.8               195.5               542.3
  Short term debt paid                                                      (150.5)             (606.6)             (414.3)
  Long term debt incurred                                                     39.2               312.4               141.5
  Long term debt paid                                                       (217.7)              (35.2)             (101.0)
  Common stock issued                                                         81.1                86.8                58.8
  Common stock acquired                                                      (78.4)                 --                  --
  Dividends paid                                                            (178.3)             (159.7)             (144.5)
--------------------------------------------------------------------------------------------------------------------------

    TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                              (205.8)             (206.8)               82.8
==========================================================================================================================

Effect of Exchange Rate Changes on Cash and Cash Equivalents                 (37.9)              (29.6)              (34.2)
--------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       20.1               (29.8)               17.4
Cash and Cash Equivalents at Beginning of the Period                         238.5               268.3               250.9
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  258.6              $238.5             $ 268.3
==========================================================================================================================


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

Notes to Financial Statements
(CONTINUED)


NOTE 2. RATIONALIZATIONS

 (In millions)                     1997      1996      1995
------------------------------------------------------------
 Rationalizations
   and other provisions            $265.2    $148.5     $--
 Asset sales                           --     (32.1)     --
------------------------------------------------------------
                                   $265.2    $116.4     $--
============================================================

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

1996
Rationalizations and other provisions -- As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.62 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. At December 31, 1997 and 1996, the remaining balance of these provisions totaled $49.6 million and $110.0 million, respectively, and was recorded in Current Liabilities.
   Asset sales -- During 1996 the Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

NOTE 3. OTHER (INCOME) AND EXPENSE


 (In millions)                       1997      1996      1995
---------------------------------------------------------------
 Interest income                   $(23.0)   $(28.5)   $(27.3)
 Financing fees and
   financial instruments             41.4      39.7      48.3
 Miscellaneous                        6.1      11.4        --
---------------------------------------------------------------
                                   $ 24.5   $  22.6    $ 21.0
===============================================================

Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Europe, pending remittance or reinvestment in the region.
   Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 4.

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE


 (In millions)                                1997      1996
---------------------------------------------------------------
 Accounts and notes receivable             $1,783.1  $1,764.1
 Allowance for doubtful accounts              (49.5)    (58.1)
---------------------------------------------------------------
                                           $1,733.6  $1,706.0
===============================================================

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

Notes to Financial Statements
(CONTINUED)


NOTE 5. INVENTORIES


 (In millions)                                    1997                1996
----------------------------------------------------------------------------
 Raw materials                                  $  307.0           $   288.4
 Work in process                                    87.1                77.2
 Finished product                                1,441.1             1,408.6
----------------------------------------------------------------------------
                                                $1,835.2           $ 1,774.2
============================================================================

The cost of inventories using the last-in, first-out (LIFO) method (approximately 37.6% of consolidated inventories in 1997 and 1996) was less than the approximate current cost of inventories by $380.3 million at December 31, 1997 and $406.9 million at December 31, 1996.

NOTE 6. PROPERTIES AND PLANTS


                                                                     1997                        1996
                                                    ----------------------------------------------------------------
                                                                   Capital                       Capital
 (In millions)                                         Owned       Leases     Total      Owned    Leases     Total
--------------------------------------------------------------------------------------------------------------------
 Properties and plants, at cost:
   Land and improvements                            $   293.1     $  3.7   $   296.8    $  308.2  $  3.7   $   311.9
   Buildings and improvements                         1,347.5       33.4     1,380.9     1,331.5    37.3     1,368.8
   Machinery and equipment                            6,442.4       49.8     6,492.2     6,251.4    58.8     6,310.2
   Pipeline                                             504.3         --       504.3       503.1    --         503.1
   Construction in progress                             559.8         --       559.8       509.7    --         509.7
--------------------------------------------------------------------------------------------------------------------
                                                      9,147.1       86.9     9,234.0     8,903.9    99.8     9,003.7
====================================================================================================================

 Accumulated depreciation                            (5,013.8)     (70.5)   (5,084.3)   (4,856.0)  (79.8)   (4,935.8)
--------------------------------------------------------------------------------------------------------------------
                                                    $ 4,133.3     $ 16.4   $ 4,149.7    $4,047.9  $ 20.0   $ 4,067.9
====================================================================================================================

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 18 years; machinery and equipment, 11 years.

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

Notes to Financial Statements
(CONTINUED)


LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 1997, the Company had long term credit arrangements totaling $1.97 billion, of which $1.21 billion were unused.
   The following table presents long term debt at December 31:


 (In millions)                                1997      1996
-------------------------------------------------------------
 Promissory notes:
   12.15% due 1998-2000                     $    --  $   10.0
   10.26% due 1999                               --     118.4
 Swiss franc bonds:
   5.375% due 2000                            115.2     124.0
   5.375% due 2006                            108.6     116.8
 6 5/8% Notes due 2006                        249.1     249.0
 Bank term loans due 1998-2001                182.2     218.0
 Other domestic  and international debt       243.6     308.5
-------------------------------------------------------------
                                              898.7   1,144.7
 Capital lease obligations                     12.3      13.9
-------------------------------------------------------------
                                              911.0   1,158.6
 Less portion due within one year              66.5      26.4
-------------------------------------------------------------
                                             $844.5  $1,132.2
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


                                              DECEMBER 31,                                     DECEMBER 31,
 (Dollars in millions)                            1996          Matured              Sold          1997
-----------------------------------------------------------------------------------------------------------
 Fixed rate swap contracts:
   Notional principal amount                     $275.0          $125.0                --        $ 150.0
   Pay fixed rate                                  8.00%           9.00%               --           7.16%
   Receive variable LIBOR                          5.63            5.65                --           5.80
   Average years to maturity                       1.87                                             2.15
   Fair value:(unfavorable)                      $(3.0)                                          $   (.8)
   Carrying amount: (liability)                   (1.2)                                              (.5)

 Floating rate swap contracts:
   Notional principal amount                     $110.0              --            $110.0             --
   Pay variable LIBOR                              5.57%             --              5.75%            --
   Receive fixed rate                              6.24              --              6.24             --
   Average years to maturity                       6.67                                               --
   Fair value: (unfavorable)                     $  (.9)                                              --
   Carrying amount: asset                           1.0                                               --
---------------------------------------------------------------------------------------------------------

Current market pricing models were used to estimate the fair values of interest rate swap contracts.
   Weighted average information during the years 1997, 1996 and 1995 follows:


 (Dollars in millions)                                 1997              1996             1995
------------------------------------------------------------------------------------------------
 Fixed rate contracts:
   Pay fixed rate                                      7.46%             8.85%            8.95%
   Receive variable LIBOR                              5.74              5.66             6.23
   Notional principal                                 $ 191              $244            $ 416

 Floating rate contracts:
   Pay variable LIBOR                                  5.63%             5.52%            6.06%
   Receive fixed rate                                  6.24              6.41             6.69
   Notional principal                                 $  66              $144            $  50
-----------------------------------------------------------------------------------------------

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1997 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.


 (In millions)                           1998        1999        2000       2001       2002
--------------------------------------------------------------------------------------------
 Debt incurred under or supported
   by revolving credit agreements        $  --       $  --      $   --     $155.0      $ --
 Other                                    66.5        30.2       206.3       58.8        1.9
--------------------------------------------------------------------------------------------
                                         $66.5       $30.2      $206.3     $213.8      $ 1.9
============================================================================================

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


                             1997                1996
                       --------------------------------------
                         Fair    Contract    Fair   Contract
 (In millions)          Value     Amount     Value    Amount
-------------------------------------------------------------
 Buy currency:
   Swiss franc          $218.2     $151.0    $238.9    $151.0
   U.S. dollar            61.4       60.7      44.4      44.5
   German mark            96.4       96.4        --        --
   British pound          16.6       16.6        --        --
   All other              27.7       28.5      35.9      36.5
-------------------------------------------------------------
                        $420.3     $353.2    $319.2    $232.0
=============================================================

 Contract maturity:
   Swiss franc            10/00 - 3/06         10/00 - 3/06
   All other               1/98 - 12/98         1/97 - 7/97
-------------------------------------------------------------

 Sell currency:
   Belgian franc        $212.4     $215.3    $231.5    $243.4
   German mark           121.6      121.6     136.5     140.4
   British pound          30.9       30.8        --        --
   U.S. dollar              --         --      33.4      33.4
   All other              82.9       84.0      92.8      92.4
-------------------------------------------------------------
                        $447.8     $451.7    $494.2    $509.6
=============================================================

   Contract maturity       1/98 - 12/98         1/97 - 7/97
-------------------------------------------------------------

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

NOTE 8. LEASED ASSETS
Net rental expense charged to income follows:


 (In millions)                       1997      1996      1995
--------------------------------------------------------------
 Gross rental expense              $244.3    $256.4    $278.8
 Sublease rental income             (53.5)    (49.6)    (49.1)
--------------------------------------------------------------
                                   $190.8    $206.8    $229.7
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


                             Capital    Operating     Sublease
 (In millions)               Leases       Leases      Revenue
-------------------------------------------------------------
 1998                        $  2.2       $147.4      $  43.8
 1999                           2.3        125.8         36.5
 2000                           2.0        100.2         27.8
 2001                           2.6         65.6         18.8
 2002                           1.8         53.1         11.9
 2003 and thereafter            9.8        183.0         20.1
-------------------------------------------------------------
                              $20.7       $675.1       $158.9
=============================================================
 PRESENT VALUE OF NET
   MINIMUM LEASE PAYMENTS     $11.5       $532.2
=============================================================

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


                                                   1997                        1996                         1995
                                        -----------------------------------------------------------------------------------
                                          Shares          SARs          Shares          SARs         Shares           SARs
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                8,277,689     1,052,799      7,327,626       793,371      7,749,660        782,446
   Options granted                       1,919,325       375,967      3,388,041       538,780      1,731,725        229,200
   Options without SARs exercised       (1,759,202)           --     (2,212,106)           --     (1,857,190)            --
   Options with SARs exercised            (189,805)     (189,805)      (189,359)     (189,359)       (86,325)       (86,325)
   SARs exercised                          (38,968)      (38,968)       (82,700)      (82,700)       (62,950)       (62,950)
   Options without SARs expired            (35,080)           --        (25,113)           --        (49,100)            --
   Options with SARs expired                (9,745)       (9,745)        (7,293)       (7,293)        (4,700)        (4,700)
   SARs expired                                 --            --             --            --           (900)       (64,300)
   Restricted stock granted                     --            --             --            --         10,000             --
   Restricted stock issued                      --            --             --            --        (10,000)            --
   Performance equity units granted        111,788            --        148,650            --          8,963             --
   Performance equity shares issued        (26,619)           --        (43,753)           --        (64,591)            --
   Performance equity units cancelled      (23,239)           --        (26,304)           --        (36,966)            --
---------------------------------------------------------------------------------------------------------------------------
 OUTSTANDING AT DECEMBER 31              8,226,144     1,190,248      8,277,689     1,052,799      7,327,626        793,371
===========================================================================================================================
 EXERCISABLE AT DECEMBER 31              3,019,753       331,713      3,733,699       361,963      5,033,729        482,296
===========================================================================================================================
 AVAILABLE FOR GRANT AT DECEMBER 31     13,008,945                    1,055,957                    2,908,914
===========================================================================================================================

Weighted average option exercise price information for the years 1997, 1996 and 1995 follows:


                                                                                        1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 1                                                              $40.22         $33.96         $31.34
 Granted during the year                                                                63.50          47.05          34.75
 Exercised during the year                                                              36.04          31.27          29.71
 Outstanding at December 31                                                             46.86          40.22          33.96
 Exercisable at December 31                                                             38.51          35.25          32.30
----------------------------------------------------------------------------------------------------------------------------

Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:


 Grant Date          Options Outstanding             Options Exercisable             Exercise Price    Remaining Life (Years)
----------------------------------------------------------------------------------------------------------------------------
 12/2/97                    1,895,925                             --                      $63.50                  10
 12/3/96                    1,697,703                        439,003                       50.00                   9
 1/9/96                     1,429,407                        345,883                       44.00                   8
 1/4/95                     1,034,672                        406,521                       34.75                   7
 1/4/94                       772,750                        772,750                       44.25                   6
 All other                  1,038,787                      1,003,735                       28.62                   4
----------------------------------------------------------------------------------------------------------------------------

Notes to Financial Statements
(CONTINUED)

Options in the `All other' category were outstanding at prices ranging from $11.25 to $52.50. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.
   Weighted average fair values at date of grant for grants in 1997, 1996 and 1995 follow:


                                   1997       1996      1995
--------------------------------------------------------------
 Options                          $22.03     $18.58    $17.17
 Performance equity units          63.50      47.02     34.75
--------------------------------------------------------------

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                   1997       1996      1995
--------------------------------------------------------------
 Expected life (years)                 5          5         5
 Interest rate                      5.82%      5.69%     7.80%
 Volatility                         25.6       33.6      43.0
 Dividend yield                     1.68       1.65      2.34
--------------------------------------------------------------

The fair value of performance equity units at date of grant was equal to the market value of the Company's common stock at that date.
   Stock-based compensation costs reduced income as follows:


 (In millions, except per share)   1997       1996      1995
--------------------------------------------------------------
 Pretax income                    $10.2       $6.8      $8.7
 Net income                         6.1        4.1       5.2
 Net income per share               .04        .03       .03
--------------------------------------------------------------

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


 (In millions, except per share)   1997       1996      1995
--------------------------------------------------------------
 Pretax income                    $18.6      $12.5      $6.0
 Net income                        15.9       10.7       5.2
 Net income per share               .10        .07       .03
--------------------------------------------------------------


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


 (In millions)                    1997       1996      1995
--------------------------------------------------------------
 Service cost -- benefits earned
   during the period             $ 22.0      $22.9    $ 21.2
 Interest cost                    154.3      155.0     152.5
 Net amortization                   1.9        5.0      (1.7)
--------------------------------------------------------------
                                 $178.2     $182.9    $172.0
==============================================================

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996:


 (In millions)                                        1997      1996
----------------------------------------------------------------------
 Actuarial present value of accumulated
  benefit obligation:
     Retirees                                    $(1,309.2)  $1,303.4)
     Vested active plan participants                (515.3)    (516.4)
     Other active plan participants                 (257.4)    (259.1)
----------------------------------------------------------------------
 Accumulated benefit obligation
   in excess of plan assets                       (2,081.9)  (2,078.9)
 Unrecognized net loss                               312.0      286.2
 Unrecognized prior service cost                     (38.7)       6.1
----------------------------------------------------------------------
 ACCRUED BENEFIT COST RECOGNIZED
   ON THE CONSOLIDATED BALANCE SHEET             $(1,808.6) $(1,786.6)
======================================================================


                             1997                   1996
                      ------------------------------------------------
 Assumptions:         U.S.  International     U.S.  International
----------------------------------------------------------------------
 Discount rate        7.5%  5.0% -  15.0%    7.75%  5.0% - 8.5%
 Rate of increase
   in compensation
   levels             4.0   2.5  -  14.0      4.5   2.5  - 5.75
----------------------------------------------------------------------

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


 (In millions)                                                                     1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------
 Service cost-benefits earned during the period                                  $  96.9          $   92.4         $   82.9
 Interest cost on projected benefit obligations                                    252.5             236.7            220.6
 Actual return on plan assets                                                     (563.6)           (399.6)          (424.0)
 Net amortization and deferrals                                                    349.3             206.1            276.6
----------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 135.1           $ 135.6          $ 156.1
============================================================================================================================

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996. At the end of 1997 and 1996, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.


                                                                                   1997                        1996
                                                                       ------------------------------------------------------
                                                                       Assets Exceed  Accumulated  Assets Exceed  Accumulated
                                                                        Accumulated    Benefits     Accumulated    Benefits
 (In millions)                                                            Benefits   Exceed Assets   Benefits   Exceed Assets
-----------------------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
-----------------------------------------------------------------------------------------------------------------------------
 VESTED BENEFIT OBLIGATION                                                $(2,860.5)    $(213.1)     $(2,463.6)    $(225.7)
============================================================================================================================
 ACCUMULATED BENEFIT OBLIGATION                                           $(3,142.0)    $(258.9)     $(2,709.4)    $(270.6)
============================================================================================================================
 Projected benefit obligation                                             $(3,272.7)    $(323.7)     $(2,838.8)    $(340.0)
 Plan assets                                                                3,506.5        60.8        3,021.4        60.8
-----------------------------------------------------------------------------------------------------------------------------
 Projected benefit obligation less than
   (in excess of) plan assets                                                 233.8      (262.9)         182.6      (279.2)
 Unrecognized net (gain) loss                                                (106.3)       82.1           (1.6)       79.2
 Unrecognized prior service cost                                              377.7         1.7          344.6         (.6)
 Unrecognized net (asset) obligation at transition                             (5.4)       16.3           (7.3)       21.7
 Adjustment required to recognize minimum liability                              --       (50.9)            --       (55.0)
-----------------------------------------------------------------------------------------------------------------------------
 PENSION ASSET (LIABILITY) RECOGNIZED ON THE CONSOLIDATED BALANCE SHEET   $   499.8     $(213.7)     $   518.3     $(233.9)
============================================================================================================================


                                    1997                              1996                               1995
                                ---------------------------------------------------------------------------------------
 Assumptions:                    U.S.    International            U.S.      International    U.S.     International
-----------------------------------------------------------------------------------------------------------------------
 Discount rate                   7.5%     3.0% - 12.0%            7.75%      3.0% - 12.0%    7.75%     3.0% - 12.0%
 Rate of increase in
   compensation levels           4.0        0  - 10.5              4.5         0  - 10.5      4.5         0 - 10.5
 Expected long term rate
   of return on plan assets      9.5      4.0  - 12.0              9.0       5.0  - 12.0      9.0       5.0 - 12.0
-----------------------------------------------------------------------------------------------------------------------

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

NOTE 13. INTEREST EXPENSE
Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:


 (In millions)                    1997       1996      1995
------------------------------------------------------------
 Interest expense before
   capitalization                $125.7     $134.0    $140.1
 Less capitalized interest          6.2        5.4       5.1
------------------------------------------------------------
                                 $119.5     $128.6    $135.0
============================================================

The Company made cash payments for interest in 1997, 1996 and 1995 of $131.7 million, $141.0 million and $136.4 million, respectively.

NOTE 14. ADVERTISING COSTS
Advertising costs for 1997, 1996 and 1995 were $244.1 million, $249.8 million and $246.7 million, respectively.

NOTE 15. INCOME TAXES
The components of Income before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:


 (In millions)                   1997       1996      1995
------------------------------------------------------------
 U.S.                            $142.2     $120.2    $215.4
 Foreign                          601.1      691.3     654.4
------------------------------------------------------------
                                  743.3      811.5     869.8
 Minority Interest in Net
   Income of Subsidiaries          44.6       43.1      36.2
------------------------------------------------------------
                                 $787.9     $854.6    $906.0
============================================================

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:


 (Dollars in millions)           1997       1996      1995
-------------------------------------------------------------
 U.S. Federal income tax
   at the statutory rate of 35%  $275.8     $299.1    $317.1
 Adjustment for foreign income
   taxed at different rates       (31.3)     (23.7)    (21.3)
 Other                            (23.6)     (22.4)     (1.2)
------------------------------------------------------------
 UNITED STATES AND FOREIGN
   TAXES ON INCOME               $220.9     $253.0    $294.6
============================================================
 EFFECTIVE TAX RATE                28.0%      29.6%     32.5%
============================================================

The components of the provision for income taxes by taxing jurisdiction follow:

 (In millions)                      1997      1996      1995
--------------------------------------------------------------
 Current:
   Federal                         $ 23.0   $ (22.1)   $  6.0
   Foreign income and
    withholding taxes               212.6     230.4     219.3
   State                               .5       5.2      (4.6)
--------------------------------------------------------------
                                    236.1     213.5     220.7
 Deferred:
   Federal                          (20.6)     23.9      35.7
   Foreign                            7.4      20.3      32.9
   State                             (2.0)     (4.7)      5.3
--------------------------------------------------------------
                                    (15.2)     39.5      73.9
--------------------------------------------------------------
 UNITED STATES AND FOREIGN
   TAXES ON INCOME                 $220.9    $253.0    $294.6
==============================================================

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 follow:


 (In millions)                                1997      1996
---------------------------------------------------------------
 Postretirement benefits other
   than pensions                          $   704.9  $  700.4
 Rationalizations and other provisions        108.0      31.6
 Accrued environmental liabilities             30.1      38.2
 General and product liability                 49.6      56.5
 Alternative minimum tax credit
   carryforwards                               63.2      55.0
 Operating loss carryforwards                  22.5      19.8
 Workers' compensation                         52.1      54.8
 Vacation and sick pay                         70.8      73.0
 Other                                         34.6      95.0
---------------------------------------------------------------
                                            1,135.8   1,124.3
 Valuation allowance                          (15.8)    (21.4)
---------------------------------------------------------------
 Total deferred tax assets                  1,120.0   1,102.9
 Total deferred tax liabilities
                        -- depreciation      (452.8)   (445.6)
                        -- pensions          (181.6)   (184.8)
---------------------------------------------------------------
 TOTAL DEFERRED TAXES                     $   485.6  $  472.5
===============================================================

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

Notes to Financial Statements
(CONTINUED)


NOTE 17. BUSINESS SEGMENTS
The Tires segment is the principal industry segment, which involves the development, manufacture, distribution and sale of tires and related products in original equipment and replacement markets throughout most regions of the world. Related products and services include tubes, retreads, automotive repair services and merchandise purchased for resale.
   The General products segment involves the manufacture and sale of various engineered rubber and chemical products throughout most regions of the world, principally in the U.S., Latin America and Europe. These products include belts, hose, molded and extruded rubber products, tank tracks, organic chemicals used in rubber and plastic processing, synthetic rubber, rubber latices and other products.
   The Oil transportation segment was sold during 1998. Refer to Note 20. Operating income for each industry and geographic segment consists of total revenues less applicable costs and expenses. Transfers between industry segments were not material. Inter-geographic sales were at cost plus a negotiated mark up.
   Portions of the items described in Note 2, Rationalizations were charged to the operating income of both the industry and geographic segments in 1997 and 1996 as follows:


INDUSTRY SEGMENTS                                                                                     General
 (In millions)                                                                       Tires            Products         Total
-----------------------------------------------------------------------------------------------------------------------------
 1997
-----------------------------------------------------------------------------------------------------------------------------
 RATIONALIZATIONS AND OTHER PROVISIONS                                                $259.2            $  6.0         $265.2
=============================================================================================================================

 1996
-----------------------------------------------------------------------------------------------------------------------------
 Rationalizations and other provisions                                                $131.9            $ 16.6         $148.5
 Asset sales                                                                            --                10.2           10.2
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      $131.9            $ 26.8         $158.7
=============================================================================================================================

GEOGRAPHIC SEGMENTS                       United                        Latin
 (In millions)                            States        Europe         America          Asia            Canada         Total
-----------------------------------------------------------------------------------------------------------------------------
 1997
-----------------------------------------------------------------------------------------------------------------------------
 RATIONALIZATIONS AND OTHER PROVISIONS     $113.6        $ 95.1        $  44.5        $  8.0            $  4.0         $265.2
=============================================================================================================================

 1996
-----------------------------------------------------------------------------------------------------------------------------
 Rationalizations and other provisions     $ 79.5        $ 29.4        $  24.0        $  1.8            $ 13.8         $148.5
 Asset sales                                 10.2          --             --            --                --             10.2
-----------------------------------------------------------------------------------------------------------------------------
                                           $ 89.7        $ 29.4        $  24.0        $  1.8            $ 13.8         $158.7
=============================================================================================================================

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

Notes to Financial Statements
(CONTINUED)


INDUSTRY SEGMENTS


(In millions)                                               1997            1996            1995
---------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers
   Tires                                                  $10,357.7       $10,211.0       $10,104.5
   Related products and services                              911.6           993.3         1,157.8
---------------------------------------------------------------------------------------------------
     Total Tires                                           11,269.3        11,204.3        11,262.3
   General products                                         1,796.0         1,781.4         1,776.9
---------------------------------------------------------------------------------------------------
     TOTAL NET SALES                                      $13,065.3       $12,985.7       $13,039.2
===================================================================================================

Income
   Tires                                                  $   780.4       $   893.3       $ 1,000.2
   General products                                           208.2           162.9           165.6
---------------------------------------------------------------------------------------------------
     OPERATING INCOME                                     $   988.6       $ 1,056.2       $ 1,165.8
===================================================================================================

   Interest expense                                          (119.5)         (128.6)         (135.0)
   Foreign currency exchange                                   34.1            (7.4)          (17.4)
   Equity in net income of affiliates                          18.7            19.1            19.0
   Minority interest in net income of subsidiaries            (44.6)          (43.1)          (36.2)
   Corporate revenues and expenses                           (134.0)          (84.7)         (126.4)
---------------------------------------------------------------------------------------------------
     INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                  $   743.3       $   811.5       $   869.8
===================================================================================================

Assets
   Tires                                                  $ 6,413.5       $ 6,270.6       $ 6,050.8
   General products                                           848.4           815.1           791.7
   Discontinued Operations                                    561.8           605.6         1,356.3
---------------------------------------------------------------------------------------------------
     IDENTIFIABLE ASSETS                                    7,823.7         7,691.3         8,198.8
===================================================================================================

   Corporate assets                                         1,969.1         1,840.2         1,407.0
   Investments in affiliates, at equity                       124.6           140.3           183.8
---------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                         $ 9,917.4       $ 9,671.8       $ 9,789.6
===================================================================================================

 Capital Expenditures
   Tires                                                  $   581.6       $   500.6       $   494.5
   General products                                           115.2           112.9           116.4
   Discontinued Operations                                      2.2             4.0             4.7
---------------------------------------------------------------------------------------------------
     TOTAL CAPITAL EXPENDITURES                           $   699.0       $   617.5       $   615.6
===================================================================================================

 Depreciation
   Tires                                                  $   384.0       $   356.0       $   334.3
   General products                                            69.9            63.9            59.9
---------------------------------------------------------------------------------------------------
     TOTAL DEPRECIATION                                   $   453.9       $   419.9       $   394.2
===================================================================================================

Notes to Financial Statements
(CONTINUED)


GEOGRAPHIC SEGMENTS


(In millions)                                    1997            1996             1995
-----------------------------------------------------------------------------------------

Net Sales to Unaffiliated Customers
   United States                               $ 6,831.0       $ 6,882.8       $ 7,122.9
   Europe                                        3,160.8         3,059.8         2,853.7
   Latin America                                 1,575.0         1,527.5         1,542.9
   Asia                                            772.7           845.4           833.2
   Canada                                          725.8           670.2           686.5
-----------------------------------------------------------------------------------------
     TOTAL NET SALES                           $13,065.3       $12,985.7       $13,039.2
=========================================================================================

Inter-Geographic Sales
   United States                               $   345.5       $   359.3       $   408.4
   Europe                                          109.2            59.2            90.1
   Latin America                                   158.0           170.2           172.5
   Asia                                            542.0           674.1           815.9
   Canada                                          325.0           316.8           297.3
-----------------------------------------------------------------------------------------
     TOTAL INTER-GEOGRAPHIC SALES              $ 1,479.7       $ 1,579.6       $ 1,784.2
=========================================================================================

Revenue
   United States                               $ 7,176.5       $ 7,242.1       $ 7,531.3
   Europe                                        3,270.0         3,119.0         2,943.8
   Latin America                                 1,733.0         1,697.7         1,715.4
   Asia                                          1,314.7         1,519.5         1,649.1
   Canada                                        1,050.8           987.0           983.8
   Adjustments and eliminations                 (1,479.7)       (1,579.6)       (1,784.2)
-----------------------------------------------------------------------------------------
     TOTAL REVENUE                             $13,065.3       $12,985.7       $13,039.2
=========================================================================================

Operating Income
   United States                               $   435.4       $   393.1       $   488.6
   Europe                                          214.9           302.0           317.2
   Latin America                                   224.2           246.0           238.8
   Asia                                             65.3            99.3            90.1
   Canada                                           48.8            15.8            31.1
-----------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME                    $   988.6       $ 1,056.2       $ 1,165.8
=========================================================================================

Assets
   United States                               $ 3,992.9       $ 3,915.6       $ 4,703.6
   Europe                                        1,943.6         1,800.0         1,719.9
   Latin America                                   849.5           765.1           683.0
   Asia                                            524.8           688.6           576.9
   Canada                                          512.9           522.0           515.4
-----------------------------------------------------------------------------------------
     IDENTIFIABLE ASSETS                         7,823.7         7,691.3         8,198.8
=========================================================================================

   Corporate assets                              1,969.1         1,840.2         1,407.0
   Investments in affiliates, at equity            124.6           140.3           183.8
-----------------------------------------------------------------------------------------
     TOTAL ASSETS                              $ 9,917.4       $ 9,671.8       $ 9,789.6
=========================================================================================

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


 (In millions)                     1997      1996      1995
-------------------------------------------------------------
 Net Sales:
   Asia Segment                 $   772.7  $  845.4  $  833.2
   SPT (unaudited)                  744.2     814.1     743.7
-------------------------------------------------------------
     TOTAL (UNAUDITED)          $ 1,516.9  $1,659.5  $1,576.9
=============================================================

 Operating Income:
   Asia Segment                 $    65.3  $   99.3  $   90.1
   SPT (unaudited)                   63.5      75.8      71.5
-------------------------------------------------------------
     TOTAL (UNAUDITED)          $   128.8  $  175.1  $  161.6
=============================================================

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


NOTE 20 DISCONTINUED OPERATIONS
On July 30, 1998 the Company completed the sale of substantially all of the assets and liabilities of its oil transportation business segment to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale were $422.3 million, which included distributions to the Company prior to closing of $25.1 million. The principal assets of the Oil Transportation segment included the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Gaviota, California, to McCamey, Texas and related terminal and storage facilities, and a crude oil gathering system located in California's San Joaquin Valley.
   The transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required.
   Operating results of discontinued operations follow:

 (In millions, except per share)    1997       1996      1995
 NET SALES                          $89.8    $ 127.1    $126.7
--------------------------------------------------------------
 Income (loss) before Income
   Taxes                            $56.7    $(689.2)    $56.0
 United States Taxes on Income       20.4     (232.4)     20.2
--------------------------------------------------------------
 DISCONTINUED OPERATIONS            $36.3    $(456.8)   $ 35.8
==============================================================

 INCOME (LOSS) PER SHARE - BASIC    $ .24    $ (2.94)   $  .24
                         - DILUTED  $ .23    $ (2.91)   $  .23
==============================================================

   In December 1996, industry developments occurred indicating that the quantities of off-shore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result management determined that the future cash flows expected to be generated by the System would be less that its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.21 per share).

Supplementary Data
(UNAUDITED)



QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)


                                                             Quarter
                                        ---------------------------------------------------
 1997                                     First        Second         Third         Fourth          Year
-----------------------------------------------------------------------------------------------------------
Net Sales                                $3,208.7      $3,289.9      $3,298.7      $3,268.0      $13,065.3
Gross Profit                                755.6         765.3         762.4         766.4        3,049.7
-----------------------------------------------------------------------------------------------------------
NET INCOME                               $  170.4      $  192.2      $  194.1      $    2.0      $   558.7
===========================================================================================================
NET INCOME PER SHARE   -- BASIC          $   1.09      $   1.23      $   1.25      $    .01      $    3.58
                       -- DILUTED        $   1.08      $   1.22      $   1.22      $    .01      $    3.53
===========================================================================================================
Average Shares Outstanding
 -- Basic                                   156.4         155.8         156.2         156.5          156.2
 -- Diluted                                 158.0         157.7         158.3         158.6          158.2

Price Range of Common Stock:*
  High                                   $ 55 7/8      $ 63 3/8      $ 69 3/4      $ 71 1/4      $  71 1/4
  Low                                      50 5/8        49 1/4        60 5/8        58 5/8         49 1/4
-----------------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE                           .28           .28           .28           .30           1.14
===========================================================================================================

The 1997 fourth quarter included a net after-tax charge of $176.3 million or $1.13 per share-basic for rationalizations.


                                                                      Quarter
                                        ---------------------------------------------------------------
 1996                                     First             Second           Third            Fourth             Year
-----------------------------------------------------------------------------------------------------------------------
 Net Sales                               $3,213.6          $3,295.2         $3,237.1          $3,239.8        $12,985.7
 Gross Profit                               746.6             775.6            742.8             751.8          3,016.8
-----------------------------------------------------------------------------------------------------------------------
 NET INCOME(LOSS)                        $  151.8          $  187.9         $  170.2          $ (408.2)       $   101.7
======================================================================================================================
 NET INCOME (LOSS) PER SHARE-- BASIC     $    .98          $   1.22         $   1.09          $  (2.63)       $     .66
                            -- DILUTED   $    .97          $   1.20         $   1.09          $  (2.63)       $     .65
=======================================================================================================================
 Average Shares Outstanding
  -- Basic                                  154.3             155.1            155.3             155.7            155.1
  -- Diluted                                156.2             157.1            156.7             155.7            156.8

 Price Range of Common Stock:*
   High                                  $     53          $     53         $ 49 1/8          $ 52 1/4        $      53
   Low                                     42 3/4            46 7/8           41 1/2            43 1/8           41 1/2
-----------------------------------------------------------------------------------------------------------------------
 DIVIDENDS PER SHARE                          .25               .25              .25               .28             1.03
=======================================================================================================================

The 1996 fourth quarter included a net after-tax charge of $572.2 million or $3.68 per share-basic for the writedown of the All American Pipeline System and related assets and other rationalizations.

*New York Stock Exchange - Composite Transactions

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


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

     3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K: See the Index of Exhibits at pages X-1 through X-6, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of
          Registrant:

         EXHIBIT                      DESCRIPTION                               FILED AS EXHIBIT
         --------                    -------------                             ------------------
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

           10(l)       Goodyear Employee Severance Plan                       A-II to Form 10-K for year
                                                                              ended December 31, 1988

           EXHIBIT               DESCRIPTION                                        FILED AS EXHIBIT
         --------               -------------                                       ------------------
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

     (f)  Form of Indenture, dated as of March 15, 1996, between Registrant and         4.1(3)      X-4-1
          Chemical Bank (now The Chase Manhattan Bank), as Trustee, as
          supplemented.

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

 ---------------
(2) Pursuant to Item 601 of Regulation S-K.
(3) Previously filed with Annual Report on Form 10-K for year ended December 31, 1997.

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

     (c)  Forms of Stock Option Grant Agreements in respect of options granted            10.1(3)     X-10.1-1
          December 2, 1997 under the 1997 Performance Incentive Plan of
          Registrant: Part I, form of Grant Agreement for Incentive Stock
          Options; Part II, form of Grant Agreement for Non-Qualified Stock
          Options; and Part III, form of Grant Agreement for Non-Qualified Stock
          Options and tandem Stock Appreciation Rights.

     (d)  Performance Recognition Plan of Registrant adopted effective January
          1, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1995, File No. 1-1927).

     (e)  Form of Performance Unit Grant Agreement in respect of grants made on           10.2(3)     X-10.2-1
          December 2, 1997 in respect of 1998 under the 1997 Performance
          Incentive Plan of Registrant.

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

     ---------------

      (2) Pursuant to Item 601 of Regulation S-K.
      (3) Previously filed with Annual Report on Form 10-K for year ended December 31, 1997.

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

     (t)  Outside Directors' Equity Participation Plan, as adopted February 2,         10.3(3)      X-10.3-1
          1996 and amended February 3, 1998.







     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.
     (3) Previously filed with Annual Report on Form 10-K for year ended December 31,1997

   EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     11        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           (a) Statement setting forth the Computation of Earnings                      11(3)        X-11-1
               Per Share.

     12        STATEMENT RE COMPUTATION OF RATIOS.

           (a) Statement setting forth the Computation of Ratio of                      12(4)        X-12-1
               Earnings to Fixed Charges.

     21        SUBSIDIARIES

           (a) List of subsidiaries of Registrant at March 5, 1998.                     21(3)        X-21-1


     23        CONSENTS OF EXPERTS AND COUNSEL

           (a) Consent of Price Waterhouse LLP, independent accountants,                23(3)        X-23-1
               to incorporation by reference of their report set forth on page 32 of this Annual Report in certain Registration
               Statements on Forms S-3 and S-8.

           (b) Consent of PricewaterhouseCoopers LLP, independent                     23.2(4)       X-23.2-1
               accountants, to incorporation by reference in certain
               Registration Statements on Forms S-3 and S-8 of their report set forth on page 32 of this Annual Report as amended by Form 10-K/A,
               Amendment No. 1 to Form 10-K for the year ended December 31,
               1997, dated November 10, 1998

     24        POWER OF ATTORNEY

           (a) Power of Attorney, dated December 2, 1997, authorizing                   24(3)        X-24-1
               Robert W. Tieken, C. Thomas Harvie, John W. Richardson, Richard
               W. Hauman, James Boyazis, or any one or more of them, to sign this Annual Report on behalf of certain directors of Registrant.

     27        FINANCIAL DATA SCHEDULE                                                  27(4)        X-27-1

     99        ADDITIONAL EXHIBITS

           (a) Registrant's definitive Proxy Statement dated February 26, 1998
               (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927).


     ---------------

     (2) Pursuant to Item 601 of Regulation S-K.
     (3) Previously filed with Annual Report on Form 10-K for year ended December 31, 1997.
     (4) Filed with this Form 10-K/A, Amendment No.1.