Form 10-K/A
period 1997-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-03-19
CIK 42582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT No. 2
                                       To
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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





                      ------------------------------------



      The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (as heretofore amended by Form 10-K/A, Amendment No. 1 to Form 10-K, dated November 10, 1998) as set forth in the pages attached hereto:



                            Part II, Items 7 and 8
                            Part IV, Item 14 and the related Index of Exhibits
                            Exhibit 23.3


                      ------------------------------------

      The Goodyear Tire & Rubber Company (the "Company"), by this Form 10-K/A, Amendment No. 2 to Form 10-K, hereby: (1) amends and restates in its entirety
Item 7 of Part II of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, as heretofore amended by Form 10-K/A, Amendment No. 1 to Form 10-K for the year ended December 31, 1997) dated November 10, 1998 (the "1997 Annual Report"); (2) amends and restates in its entirety Item 8 of Part II of the 1997 Annual Report; (3) amends and restates in its entirety Item 14 of
Part IV of the 1997 Annual Report; and (4) adds a new Exhibit 23.2 to the 1997 Annual Report. Each such amended Item of, and the Exhibit to, the 1997 Annual Report is attached to this Amendment No. 2.


     EXPLANATORY NOTE TO AMENDMENT NO. 2 TO 1997 ANNUAL REPORT ON FORM 10-K

      This Form 10-K/A, Amendment No. 2 to the 1997 Annual Report (the "Amendment"), includes: (i) the cover page and this page 2 of this Amendment;
(ii) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II of the 1997 Annual Report (pages numbered 22 through 30A, inclusive, which follow this page 2); (iii) Item 8, "Financial Statements and Supplementary Data", of Part II of the 1997 Annual Report (pages numbered 32 through 53, inclusive, which follow page 30A); (iv) Item 14, "Exhibits, Financial Statement Schedule, and Reports on Form 8-K," of Part IV of the 1997 Annual Report (at pages numbered 55 and 56, which follow page 53) and the related Index of Exhibits (at pages numbered X-1 through X-6, inclusive); and (v) a new Exhibit 23.2, "Consent of Independent Accounts," (at page X-23.3-1). The 1997 Annual Report as amended by this Amendment is herein referred to as the "Amended 1997 Annual Report."

      In this Amendment, the Company amends Item 8 of Part II by expanding Note 2, "Rationalizations," to its financial statements to include additional information and by providing additional information at Note 17, "Business Segments", to its financial statements. The Company also amends Item 7 of the 1997 Annual Report to report addition information concerning its rationalization plans and an enhanced explanation of net corporate expenses. A new Consent of Independent Accountants is attached as Exhibit 23.3 to the Amended 1997 Annual Report.

      In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, Items 7 and 8 of Part II, Item 14 of Part IV and the related Index of Exhibits, and Exhibit 23.3 to the 1997 Annual Report added by this Amendment are set forth in their entirety on the following pages: (i) Item 7 at pages numbered 22 through 30A, inclusive; (ii) Item 8 at pages numbered 32 through 53, inclusive;
(iv) Item 14 of Part IV at pages numbered 55 and 56 and X-1 through X-6, inclusive. Exhibit 23.3 is also filed as a part of this Amendment.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE GOODYEAR TIRE & RUBBER COMPANY
                                             (Registrant)

Date:March 18, 1999             By       /s/ JOHN W. RICHARDSON
                                   ------------------------------------
                                    John W. Richardson, Vice President
                                (Signing on behalf of Registrant as a duly
                                  authorized officer of Registrant and as
                             the Principal Accounting Officer of Registrant.)

                      [This Page Intentionally Left Blank]

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

RATIONALIZATIONS AND OTHER ACTIONS

      1997. As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on the core businesses. In connection with the 1997 program, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates have been or will be released. The approval of these actions resulted in a fourth quarter 1997 charge of $265.2 million ($176.3 million after tax or $1.13 per share), of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The balance of this provision was $201.9 million at December 31, 1997.

      The Company recorded a charge of $146.1 million in respect of the 1997 program for the release of more than 3,000 associates around the world. At December 31, 1997, approximately 450 associates had been released at a total cost of $25.3 million. The balance of this provision was $89.1 million at December 31, 1997.

      Optimizations, downsizing, consolidation and withdrawal costs, other than associate-related costs, of $119.1 million were recorded, of which $6.3 million were incurred through December 31, 1997. The actions consisted of the withdrawal of support of Formula 1 racing, downsizing and closure actions at four United States production facilities, the consolidation of the Kelly-Springfield division into the Company's headquarters, the consolidation of distribution facilities in North America from 40 to 18, the consolidation of commercial tire outlets and the realignment of certain production. The costs include the writeoff of buildings and equipment, lease cancellation and non-cancellable lease costs and the cost of fulfillment of certain contracts. At December 31, 1997, the balance of the provision for these costs was $112.8 million.

      Annual pretax savings of approximately $200 million are expected when the 1997 program has been fully implemented. The actions are anticipated to be substantially completed during 1998-1999.

      1996. As part of a rationalization plan the Company recorded fourth quarter 1996 charges totaling $148.5 million ($95.3 million after tax of $.61) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. The balance of this provision was $49.6 million and $110 million at December 31, 1997 and 1996, respectively.

      The Company recorded $113.3 million for the release of approximately 2,800 associates around the world. At December 31, 1997, approximately 2,300 associates had been released at a cost of approximately $85.8 million. The balance of this provision at December 31, 1997 and 1996 was $27.5 million and $85.6 million, respectively.

      Rationalization costs, other than for associate-related costs, of $35.2 million were recorded, of which $13.1 million were incurred through December 31, 1997. These costs related to discontinuing the production of polyvinylchloride
(PVC) at the Niagara Falls chemical manufacturing facility, the closure of certain Canadian retail stores, production rationalization activities at international locations, primarily the closure of the Greece tire manufacturing facility, and rationalization of production at various tire plants in the United States. The costs recorded and incurred related primarily to the writeoff of equipment and noncancellable leases. The balance of these provisions was $22.1 million and $24.4 million at December 31, 1997 and 1996, respectively.

      Annual pretax savings of approximately $110 million are expected when the 1996 program has been fully implemented. The actions are anticipated to be substantially completed during 1998.

      Assets Sales. The Company also recorded gains in 1996 totaling $42.3 million which were not attributable to any segment, resulting from the sale of a business property in Asia and a portion of an investment in an Asian rubber plantation. The net gains recorded by the Company were $32.1 million ($21.6 million after tax or $.14 per share), which amount reflected the loss recorded with respect to the anticipated sale of a manufacturing facility in the United States.

      For further information, refer to the note to the financial statements
Note 2, Rationalizations.

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

      Modifying and testing the Company's information and transaction processing systems is estimated to cost $80 million to $100 million, including the $16 million expended in 1997. The remaining $64 million to $84 million will be spent during 1998 and 1999 as the Company com-pletes the installation and testing of new or modified hardware and software.
In addition, updating or replacing and testing the Company's date sensitive manufacturing and operating systems is expected to cost between $25 million and $30 million. All Year 2000 costs have been and will be funded from operations.

      The Company, with the assistance of consultants, has also been engaged for several years in various business process reengineering projects. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Certain of these projects have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $180 million to $225 million for hardware, software and consulting costs incurred in connection with such projects, including the $23 million spent during 1997. Substantially all of the hardware and software costs have been and will be capitalized.

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

      The following table presents changes in Company tire unit sales:

                                    1997 vs. 1996           1996 vs. 1995
       ----------------------------------------------------------------------
       U.S.                              1.9%                   (.7)%
       International                     8.2                   12.6
       Worldwide                         5.0                    5.4
       ----------------------------------------------------------------------

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

      The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)                      1997             1996             1995
                              ------------     ------------     ------------
Net Sales:
   Asia Segment               $      772.7     $      845.4     $      833.2
   SPT                               744.2            814.1            743.7
                              ------------     ------------     ------------
     Total                    $    1,516.9     $    1,659.5     $    1,576.9


(In millions)                     1997             1996             1995
                              ------------     ------------     ------------
Operating Income:
   Asia Segment               $       65.3     $       99.3     $       90.1
   SPT                                63.5             75.8             71.5
                              ------------     ------------     ------------
   Total                      $      128.8     $      175.1     $      161.6

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


(In millions)               1997           1996           1995
                         ----------     ----------     ----------
Capital Expenditures     $    699.0     $    617.5     $    615.6
Depreciation                  453.9          419.9          394.2
                         ----------     ----------     ----------


      Other investing activities in 1997 included acquisitions of majority ownership interests in tire and engineered products manufacturing and distribution operations in South Africa, retread-ing operations in the U.S. and engineered products manufacturing operations in Slovenia and Venezuela. Investing activities also included the sale of the Jackson, Ohio automotive trim plant and natural rubber operations in Guatemala.

FINANCING ACTIVITIES

      Cash used in financing activities was $205.8 million during 1997. Debt levels decreased, reflecting in part the increased cash provided by operating activities. Cash was used in 1997 for the redemption of all $118.4 million of the Company's 10.26% promissory notes and the repurchase of common shares of the Company, as discussed below.


(Dollars in millions)                 1997            1996            1995
                                   ----------      ----------      ----------
Consolidated Debt                  $  1,351.2      $  1,376.7      $  1,546.7
                                   ----------      ----------      ----------
Debt/Debt+Equity                         28.5%           29.6%           32.0%
                                   ----------      ----------      ----------

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



                                       30A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                      INDEX


        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----
Report of Independent Accountants ....................................     32
Consolidated Statement of Income -- years ended
 December 31, 1997, 1996 and 1995 ....................................     33
Consolidated Balance Sheet-- December 31, 1997 and 1996 ..............     34
Consolidated Statement of Shareholders' Equity -- years ended
 December 31, 1997, 1996 and 1995 ....................................     35
Consolidated Statement of Cash Flows -- years ended
 December 31, 1997, 1996 and 1995 ....................................     36
Notes to Financial Statements ........................................     37
Supplementary Data (unaudited)
Financial Statement Schedules ........................................     FS-1


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



/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP


Cleveland, Ohio
February 2, 1998
except for Note 20, as to which the date is November 10, 1998

Consolidated Statement of Income

(Dollars in millions, except per share)
Year Ended December 31,                                          1997                  1996                  1995
                                                           ----------------      ----------------      ----------------
Net Sales                                                  $       13,065.3      $       12,985.7      $       13,039.2
                                                           ================      ================      ================


 Cost of Goods Sold                                                10,015.6               9,968.9              10,027.7
 Selling, Administrative and General Expense                        1,886.7               1,887.2               1,932.1
 Rationalizations (Note 2)                                            265.2                 116.4                    --
 Interest Expense (Note 13)                                           119.5                 128.6                 135.0
 Other (Income) and Expense (Note 3)                                   24.5                  22.6                  21.0
 Foreign Currency Exchange                                            (34.1)                  7.4                  17.4
 Minority Interest in Net Income of Subsidiaries                       44.6                  43.1                  36.2
                                                           ----------------      ----------------      ----------------

 Income from Continuing Operations before Income Taxes                743.3                 811.5                 869.8

 United States and Foreign Taxes on Income (Note 15)                  220.9                 253.0                 294.6
Income From Continuing Operations                          $          522.4      $          558.5      $          575.2
                                                           ================      ================      ================

 Discontinued Operations (Note 20)                                     36.3                (456.8)                 35.8

Net Income                                                 $          558.7      $          101.7      $          611.0
                                                           ================      ================      ================

 Per Share of Common Stock - Basic:

    Income from Continuing Operations                      $           3.34      $           3.60      $           3.78
    Discontinued Operations                                             .24                 (2.94)                  .24

Net Income                                                 $           3.58      $            .66      $           4.02
                                                           ================      ================      ================

 Average Shares Outstanding                                     156,225,112           155,051,802           152,118,861

 Per Share of Common Stock - Diluted:

    Income from Continuing Operations                      $           3.30      $           3.56      $           3.74
    Discontinued Operations                                             .23                 (2.91)                  .23

Net Income                                                 $           3.53      $            .65      $           3.97
                                                           ================      ================      ================


 Average Shares Outstanding                                     158,169,534           156,778,058           153,949,022



The accompanying notes are an integral part of this financial statement.

Consolidated Balance Sheet


(Dollars in millions)
December 31,                                                    1997            1996
                                                             ----------      ----------
Assets
Current Assets:
   Cash and cash equivalents                                 $    258.6      $    238.5
   Accounts and notes receivable (Note 4)                       1,733.6         1,706.0
   Inventories (Note 5)                                         1,835.2         1,774.2
   Prepaid expenses and other current assets                      336.5           306.3
     Total Current Assets                                       4,163.9         4,025.0
                                                             ==========      ==========

Long Term Accounts and Notes Receivable                           190.4           216.2
Investments in Affiliates, at equity                              124.6           140.3
Other Assets                                                      145.6           163.0
Deferred Charges                                                1,143.2         1,059.4
Properties and Plants (Note 6)                                  4,149.7         4,067.9
     Total Assets                                            $  9,917.4      $  9,671.8
                                                             ==========      ==========

Liabilities
Current Liabilities:
   Accounts payable-- trade                                  $  1,177.8      $  1,096.7
   Compensation and benefits                                      782.7           742.5
   Other current liabilities                                      421.8           300.4
   United States and foreign taxes                                362.0           382.1
   Notes payable to banks (Note 7)                                440.2           218.1
   Long term debt due within one year                              66.5            26.4
     Total Current Liabilities                                  3,251.0         2,766.2
                                                             ==========      ==========

Compensation and Benefits                                       1,945.7         1,988.1
Long Term Debt (Note 7)                                           844.5         1,132.2
Other Long Term Liabilities                                       224.5           264.9
Minority Equity in Subsidiaries                                   256.2           241.3
     Total Liabilities                                          6,521.9         6,392.7
                                                             ==========      ==========

Shareholders' Equity Preferred Stock, no par value:
   Authorized, 50,000,000 shares, unissued                           --              --
Common Stock, no par value:
   Authorized, 300,000,000 shares
   Outstanding shares, 156,588,783 (156,049,974 in 1996)          156.6           156.1
Capital Surplus                                                 1,061.6         1,059.4
Retained Earnings                                               2,983.4         2,603.0
Accumulated Other Comprehensive Income                           (806.1)         (539.4)
     Total Shareholders' Equity                                 3,395.5         3,279.1
                                                             ==========      ==========
     Total Liabilities and Shareholders' Equity              $  9,917.4      $  9,671.8
                                                             ==========      ==========

The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Shareholders' Equity






Common Stock
                                                      ------------------------------      Capital          Retained
(Dollars in millions, except per share)                  Shares           Amount           Surplus          Earnings
                                                      -------------    -------------    -------------    -------------
Balance at December 31, 1994
(after deducting 44,271,227 treasury shares)            151,407,285    $       151.4    $       918.5    $     2,194.5
                                                      =============    =============    =============    =============

   Comprehensive income:
     Net income for 1995                                                                                         611.0
     Foreign currency translation
     Minimum pension liability (net of tax of $6.6)
         Total comprehensive income
   Cash dividends 1995-- $.95 per share                                                                         (144.5)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                   105,028               .1              4.2
     Stock compensation plans                             2,011,998              2.0             52.5
                                                      -------------    -------------    -------------    -------------

Balance at December 31, 1995
(after deducting 42,154,357 treasury shares)            153,524,311            153.5            975.2          2,661.0
                                                      =============    =============    =============    =============

   Comprehensive income:
     Net income for 1996                                                                                         101.7
     Foreign currency translation
     Minimum pension liability (net of tax of $4.1)
         Total comprehensive income
   Cash dividends 1996-- $1.03 per share                                                                        (159.7)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                    91,310               .1              4.3
     Stock compensation plans                             2,434,353              2.5             79.9
                                                      -------------    -------------    -------------    -------------

Balance at December 31, 1996
(after deducting 39,628,694 treasury shares)            156,049,974            156.1          1,059.4          2,603.0
                                                      =============    =============    =============    =============

   Comprehensive income:
     Net income for 1997                                                                                         558.7
     Foreign currency translation
     Minimum pension liability (net of tax of $1.6)
         Total comprehensive income
   Cash dividends 1997-- $1.14 per share                                                                        (178.3)
   Common stock acquired                                 (1,478,200)            (1.5)           (76.9)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                    56,399               .1              3.1
     Stock compensation plans                             1,960,610              1.9             76.0
                                                      -------------    -------------    -------------    -------------

Balance at December 31, 1997
(after deducting 39,089,885                             156,588,783    $       156.6    $     1,061.6    $     2,983.4
                                                      =============    =============    =============    =============

                                                             Accumulated Other
                                                            Comprehensive Income
                                                      ------------------------------
                                                         Foreign          Minimum           Total
                                                         Currency         Pension        Shareholders'
(Dollars in millions, except per share)                Translation        Liability        Equity
                                                      -------------    -------------    -------------
Balance at December 31, 1994
(after deducting 44,271,227 treasury shares)          $      (421.7)   $       (39.5)   $     2,803.2
                                                      =============    =============    =============

   Comprehensive income:
     Net income for 1995
     Foreign currency translation                             (60.0)
     Minimum pension liability (net of tax of $6.6)                             13.2
         Total comprehensive income                                                             564.2
   Cash dividends 1995-- $.95 per share                                                        (144.5)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                                                         4.3
     Stock compensation plans                                                                    54.5
                                                      -------------    -------------    -------------

Balance at December 31, 1995
(after deducting 42,154,357 treasury shares)                 (481.7)           (26.3)         3,281.7
                                                      =============    =============    =============

   Comprehensive income:
     Net income for 1996
     Foreign currency translation                             (26.7)
     Minimum pension liability (net of tax of $4.1)                             (4.7)
         Total comprehensive income                                                              70.3
   Cash dividends 1996-- $1.03 per share                                                       (159.7)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                                                         4.4
     Stock compensation plans                                                                    82.4
                                                      -------------    -------------    -------------

Balance at December 31, 1996
(after deducting 39,628,694 treasury shares)                 (508.4)           (31.0)         3,279.1
                                                      =============    =============    =============

   Comprehensive income:
     Net income for 1997
     Foreign currency translation                            (269.6)
     Minimum pension liability (net of tax of $1.6)                              2.9
         Total comprehensive income                                                             292.0
   Cash dividends 1997-- $1.14 per share                                                       (178.3)
   Common stock acquired                                                                        (78.4)
   Common stock issued from treasury:
     Dividend Reinvestment and
      Stock Purchase Plan                                                                         3.2
     Stock compensation plans                                                                    77.9
                                                      -------------    -------------    -------------

Balance at December 31, 1997
(after deducting 39,089,885                           $      (778.0)   $       (28.1)   $     3,395.5
                                                      =============    =============    =============



The accompanying notes are an integral part of this financial statement.

Consolidated Statement of Cash Flows


(Dollars in millions)
Year Ended December 31,                                             1997            1996            1995
                                                                ------------    ------------    ------------
 Cash Flows from Operating Activities:

   Net Income                                                   $      558.7    $      101.7    $      611.0
                                                                ============    ============    ============

   Adjustments to reconcile net income to cash
     flows from operating activities:
     Depreciation                                                      453.9           419.9           394.2
     Deferred tax provision                                            (15.2)           39.5            73.9
     Discontinued Operations                                              --           499.3              --
     Rationalizations and other provisions                             233.6           110.0              --
     Asset sales                                                        (5.8)          (32.1)             --
     Accounts and notes receivable                                    (101.7)         (106.2)          (84.4)
     Inventories                                                      (107.1)           (5.5)         (344.3)
     Accounts payable-- trade                                          115.4           (66.3)          159.5
     Domestic pension funding                                          (43.0)          (72.8)         (252.5)
     Other assets and liabilities                                      (36.4)          (30.9)           54.7
                                                                ------------    ------------    ------------
       Total adjustments                                               493.7           754.9             1.1
     Total cash flows from operating activities                      1,052.4           856.6           612.1
                                                                ============    ============    ============


 Cash Flows from Investing Activities:
   Capital expenditures                                               (699.0)         (617.5)         (615.6)
   Short term securities acquired                                      (38.6)          (97.2)          (30.6)
   Short term securities redeemed                                       40.8            86.2            41.4
   Asset dispositions                                                   37.6            45.9             8.9
   Asset acquisitions                                                 (127.1)          (99.8)          (52.8)
   Other transactions                                                   (2.3)           32.4             5.4
     Total cash flows from investing activities                       (788.6)         (650.0)         (643.3)
                                                                ============    ============    ============


 Cash Flows from Financing Activities:
   Short term debt incurred                                            298.8           195.5           542.3
   Short term debt paid                                               (150.5)         (606.6)         (414.3)
   Long term debt incurred                                              39.2           312.4           141.5
   Long term debt paid                                                (217.7)          (35.2)         (101.0)
   Common stock issued                                                  81.1            86.8            58.8
   Common stock acquired                                               (78.4)             --              --
   Dividends paid                                                     (178.3)         (159.7)         (144.5)
     Total cash flows from financing activities                       (205.8)         (206.8)           82.8
                                                                ============    ============    ============


 Effect of Exchange Rate Changes on Cash and Cash Equivalents          (37.9)          (29.6)          (34.2)
                                                                ------------    ------------    ------------
 Net Change in Cash and Cash Equivalents                                20.1           (29.8)           17.4
 Cash and Cash Equivalents at Beginning of the Period                  238.5           268.3           250.9

Cash and Cash Equivalents at End of the Period                  $      258.6    $      238.5    $      268.3
                                                                ============    ============    ============


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

Notes to Financial Statements
(CONTINUED)


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

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1997 presentation.

NOTE 2. RATIONALIZATIONS

(In millions)               1997         1996          1995
                         ----------   ----------    ----------
Rationalizations
  and other provisions   $    265.2   $    148.5    $       --
Asset sales                      --        (32.1)           --
                         $    265.2   $    116.4    $       --
                         ==========   ==========    ==========

1997

Rationalizations and Other Provisions -- As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on the core tire and general products businesses. These actions, the timing of which resulted in part from the finalization of labor contract negotiations in the United States, included the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. In connection with these actions, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates have been or will be released. A charge of $265.2 million ($176.3 million after tax or $1.13 per share) was recorded in the fourth quarter of 1997, of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The balance of these provisions on the Consolidated Balance Sheet was $201.9 million at December 31, 1997.

         The Company recorded a charge of $146.1 million for the release of more than 3,000 associates around the world. Of this amount, $31.7 million, resulting from related pension curtailments, was recorded as a pension liability. Approximately 60 percent of the associates to be released under the plan are or were hourly associates at manufacturing and distribution locations, primarily in the United States. The balance of the associates to be released are salaried associates in various managerial, sales, supervisory and staff positions scheduled for elimination under the plan, primarily at operations in Europe and the United States. At December 31, 1997, approximately 450 associates, primarily salaried associates in Europe, had been released at a total cost of $25.3 million. The balance of this provision was $89.1 million at December 31, 1997.

         Optimization, downsizing, consolidation and withdrawal costs, other than associate-related cost, were recorded, and were incurred through December 31, 1997, as follows:

 (In millions)                             Recorded     Incurred
                                          ----------   ----------
Withdrawal of support of the Formula 1
  racing series                           $     63.4   $      6.3
Plant downsizing and closure activities         23.0           --
Kelly-Springfield consolidation                 12.9           --
Consolidation of North American
  distribution facilities                       12.3           --
Commercial tire outlet consolidation             4.7           --
Product realignments                             2.8           --
                                          $    119.1   $      6.3
                                          ==========   ==========


Withdrawal costs associated with Formula 1 racing relate to the fulfillment of contracts with various racing teams, the writeoff of equipment and other assets no longer needed and estimated operating costs for the 1998 racing season. Plant downsizing and closure activities relate to four production facilities in the United States. Costs associated with downsizing and closure are for the writeoff of buildings and equipment and for lease cancellation costs. The Kelly-Springfield consolidation involves the integration of the

Notes to Financial Statements
(CONTINUED)



Kelly-Springfield tire division located in Cumberland, Maryland, into the Company's Akron, Ohio, world headquarters, the cost of which relates to noncancellable leases and the writeoff of equipment. The consolidation of distribution facilities in North America from 40 to 18 resulted in lease cancellation costs associated with the anticipated closure of these facilities. The commercial tire outlet consolidation involves the writeoff of equipment and lease cancellation costs relating to the planned closing of approximately 30 locations. The cost associated with production realignments involves the writeoff of equipment due to consolidation of production. At December 31, 1997, the balance of the provision for these costs was $112.8 million.

         The actions are anticipated to be substantially completed during 1998-1999.

1996

         Rationalizations and other provisions -- As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.62 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. The remaining balance of these provisions totaled $49.6 million and $110.0 million at December 31, 1997 and 1996, respectively.

         The Company recorded $113.3 million for the release of approximately 2,800 associates around the world. Approximately 50 percent of the associates to be released in accordance with the plan are or were hourly associates at manufacturing and warehouse locations, primarily in Latin America and the United States. The balance of the associates are or were salaried associates in various managerial, sales, supervisory and staff positions eliminated, primarily at locations in Europe and the United States. At December 31, 1997, approximately 2,300 associates, primarily hourly associates in the United States, Latin America and Europe, had been released at a cost of approximately $85.8 million. The balance of this provision was $27.5 million and $85.6 million at December 31, 1997 and 1996, respectively.

         Rationalization costs, other than for associate-related costs, were recorded, and were incurred through December 31, 1997, as follows:

 (In millions)                              Recorded     Incurred
                                           ----------   ----------
Discontinuance of PVC production           $     10.6   $      1.3
Canadian retail store closures                    9.0          3.8
International production rationalization.         8.5          3.7
North American Tire production
  rationalization                                 7.1          4.3
                                           $     35.2   $     13.1
                                           ==========   ==========


The costs related to discontinuing the production of polyvinylchloride (PVC) at the Niagara Falls chemical manufacturing facility was for the writeoff of equipment. The costs relating to the closure of certain Canadian retail stores relate primarily to noncancellable leases. Production rationalization plans at international locations, primarily the closure of the Greece tire manufacturing facility, relate to the writeoff and disposal of equipment. The North American Tire business unit rationalized production at various tire plants in the United States. The costs recorded and incurred related primarily to the writeoff of equipment and noncancellable leases. The balance of these provisions was $22.1 million and $24.4 million at December 31, 1997 and 1996, respectively.

         The action are anticipated to be substantially completed during 1998.

         Asset sales -- During 1996 the Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

NOTE 3. OTHER (INCOME) AND EXPENSE

 (In millions)                1997          1996          1995
                           ----------    ----------    ----------
 Interest income           $    (23.0)   $    (28.5)   $    (27.3)
 Financing fees and
   financial instruments         41.4          39.7          48.3
 Miscellaneous                    6.1          11.4            --
                           $     24.5    $     22.6    $     21.0
                           ==========    ==========    ==========


Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Europe, pending remittance or reinvestment in the region.

         Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 4.

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

(In millions)                        1997          1996
                                  ----------    ----------
Accounts and notes receivable     $  1,783.1    $  1,764.1
Allowance for doubtful accounts        (49.5)        (58.1)
                                  $  1,733.6    $  1,706.0
                                  ==========    ==========


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

Notes to Financial Statements
(CONTINUED)


NOTE 5. INVENTORIES

(In millions)         1997         1996
                   ----------   ----------
Raw materials      $    307.0   $    288.4
Work in process          87.1         77.2
Finished product      1,441.1      1,408.6
                   $  1,835.2   $  1,774.2
                   ==========   ==========


The cost of inventories using the last-in, first-out (LIFO) method (approximately 37.6% of consolidated inventories in 1997 and 1996) was less than the approximate current cost of inventories by $380.3 million at December 31, 1997 and $406.9 million at December 31, 1996.

NOTE 6.PROPERTIES AND PLANTS

                                                   1997                                       1996
                                  --------------------------------------------------------------------------------
                                                  Capital                    Capital
(In millions)                        Owned        Leases        Total          Owned        Leases         Total
                                  ----------    ----------    ----------    ----------    ----------    ----------
Properties and plants, at cost:
  Land and improvements           $    293.1    $      3.7    $    296.8    $    308.2    $      3.7    $    311.9
  Buildings and improvements         1,347.5          33.4       1,380.9       1,331.5          37.3       1,368.8
  Machinery and equipment            6,442.4          49.8       6,492.2       6,251.4          58.8       6,310.2
  Pipeline                             504.3            --         504.3         503.1            --         503.1
  Construction in progress             559.8            --         559.8         509.7            --         509.7
                                     9,147.1          86.9       9,234.0       8,903.9          99.8       9,003.7
                                  ==========    ==========    ==========    ==========    ==========    ==========

Accumulated depreciation            (5,013.8)        (70.5)     (5,084.3)     (4,856.0)        (79.8)     (4,935.8)
                                  $  4,133.3    $     16.4    $  4,149.7    $  4,047.9    $     20.0    $  4,067.9
                                  ==========    ==========    ==========    ==========    ==========    ==========


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

Notes to Financial Statements
(CONTINUED)



LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 1997, the Company had long term credit arrangements totaling $1.97 billion, of which $1.21 billion were unused.

         The following table presents long term debt at December 31:

(In millions)                               1997         1996
                                         ----------   ----------
Promissory notes:
  12.15% due 1998-2000                   $       --   $     10.0
  10.26% due 1999                                --        118.4
Swiss franc bonds:
  5.375% due 2000                             115.2        124.0
  5.375% due 2006                             108.6        116.8
6 5/8% Notes due 2006                         249.1        249.0
Bank term loans due 1998-2001                 182.2        218.0
Other domestic  and international debt        243.6        308.5
                                         ----------   ----------
                                              898.7      1,144.7
Capital lease obligations                      12.3         13.9
                                         ----------   ----------
                                              911.0      1,158.6
Less portion due within one year               66.5         26.4
                                         $    844.5   $  1,132.2
                                         ==========   ==========


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

         Contract information and weighted average interest rates follow:

                                 December 31,                                December 31,
 (Dollars in millions)              1996         Matured          Sold          1997
                                 ----------     ----------     ----------    ----------
Fixed rate swap contracts:
  Notional principal amount      $    275.0     $    125.0             --    $    150.0
  Pay fixed rate                       8.00%          9.00%            --          7.16%
  Receive variable LIBOR               5.63           5.65             --          5.80
  Average years to maturity            1.87                                        2.15
  Fair value:(unfavorable)       $     (3.0)                                 $      (.8)
  Carrying amount: (liability)         (1.2)                                        (.5)

Floating rate swap contracts:
  Notional principal amount      $    110.0             --     $    110.0            --
  Pay variable LIBOR                   5.57%            --           5.75%           --
  Receive fixed rate                   6.24             --           6.24            --
  Average years to maturity            6.67                                          --
  Fair value: (unfavorable)      $      (.9)                                         --
  Carrying amount: asset                1.0                                          --
                                 ----------     ----------     ----------    ----------

         Current market pricing models were used to estimate the fair values of interest rate swap contracts.

         Weighted average information during the years 1997, 1996 and 1995 follows:

(Dollars in millions)         1997          1996          1995
                           ----------    ----------    ----------
Fixed rate contracts:
  Pay fixed rate                 7.46%         8.85%         8.95%
  Receive variable LIBOR         5.74          5.66          6.23
  Notional principal       $      191    $      244    $      416

Floating rate contracts:
  Pay variable LIBOR             5.63%         5.52%         6.06%
  Receive fixed rate             6.24          6.41          6.69
  Notional principal       $       66    $      144    $       50
                           ----------    ----------    ----------

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1997 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)                         1998         1999         2000         2001         2002
                                   ----------   ----------   ----------   ----------   ----------
Debt incurred under or supported
  by revolving credit agreements   $       --   $       --   $       --   $    155.0   $       --
Other                                    66.5         30.2        206.3         58.8          1.9
                                   $     66.5   $     30.2   $    206.3   $    213.8   $      1.9
                                   ==========   ==========   ==========   ==========   ==========

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

         A summary of forward exchange contracts in place at December 31 follows:

                                  1997                      1996
                        -----------------------   ------------------------
                           Fair      Contract       Fair        Contract
 (In millions)            Value       Amount        Value        Amount
                        ----------   ----------   ----------   ----------
Buy currency:
  Swiss franc           $    218.2   $    151.0   $    238.9   $    151.0
  U.S. dollar                 61.4         60.7         44.4         44.5
  German mark                 96.4         96.4           --           --
  British pound               16.6         16.6           --           --
  All other                   27.7         28.5         35.9         36.5
                        $    420.3   $    353.2   $    319.2   $    232.0
                        ==========   ==========   ==========   ==========

   Contract maturity:
     Swiss franc             10/00 - 3/06                   10/00 - 3/06
     All other               1/98 - 12/98                   1/97 - 7/97
                        -----------------------   -----------------------

 Sell currency:
   Belgian franc        $    212.4   $    215.3   $    231.5   $    243.4
   German mark               121.6        121.6        136.5        140.4
   British pound              30.9         30.8           --           --
   U.S. dollar                  --           --         33.4         33.4
   All other                  82.9         84.0         92.8         92.4
                        $    447.8   $    451.7   $    494.2   $    509.6
                        ==========   ==========   ==========   ==========

   Contract maturity          1/98 - 12/98              1/97 - 7/97
                        -----------------------   -----------------------

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

NOTE 8. LEASED ASSETS

NET RENTAL EXPENSE CHARGED TO INCOME FOLLOWS:

(In millions)               1997          1996          1995
                         ----------    ----------    ----------
Gross rental expense     $    244.3    $    256.4    $    278.8
Sublease rental income        (53.5)        (49.6)        (49.1)
                         $    190.8    $    206.8    $    229.7
                         ==========    ==========    ==========


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

         Estimated minimum future lease payments, net of anticipated sublease revenue, follow:

                            Capital Operating Sublease
 (In millions)              Leases   Leases   Revenue
                            --------------------------
1998                         $  2.2   $147.4   $ 43.8
1999                            2.3    125.8     36.5
2000                            2.0    100.2     27.8
2001                            2.6     65.6     18.8
2002                            1.8     53.1     11.9
2003 and thereafter             9.8    183.0     20.1
                             $ 20.7   $675.1   $158.9
                             ======   ======   ======
Present value of net
 minimum lease payments      $ 11.5   $532.2
                             ======   ======   ======

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

         Stock-based compensation activity for the years 1997, 1996 and 1995 follows:

                                                   1997                            1996                           1995
                                       --------------------------------------------------------------------------------------------
                                            Shares         SARs           Shares          SARs            Shares           SARs
                                       ------------    ------------    ------------    ------------    ------------    ------------
Outstanding at January 1                  8,277,689       1,052,799       7,327,626         793,371       7,749,660         782,446
  Options granted                         1,919,325         375,967       3,388,041         538,780       1,731,725         229,200
  Options without SARs exercised         (1,759,202)             --      (2,212,106)             --      (1,857,190)             --
  Options with SARs exercised              (189,805)       (189,805)       (189,359)       (189,359)        (86,325)        (86,325)
  SARs exercised                            (38,968)        (38,968)        (82,700)        (82,700)        (62,950)        (62,950)
  Options without SARs expired              (35,080)             --         (25,113)             --         (49,100)             --
  Options with SARs expired                  (9,745)         (9,745)         (7,293)         (7,293)         (4,700)         (4,700)
  SARs expired                                   --              --              --              --            (900)        (64,300)
  Restricted stock granted                       --              --              --              --          10,000              --
  Restricted stock issued                        --              --              --              --         (10,000)             --
  Performance equity units granted          111,788              --         148,650              --           8,963              --
  Performance equity shares issued          (26,619)             --         (43,753)             --         (64,591)             --
  Performance equity units cancelled        (23,239)             --         (26,304)             --         (36,966)             --
Outstanding at December 31                8,226,144       1,190,248       8,277,689       1,052,799       7,327,626         793,371
                                       ============    ============    ============    ============    ============    ============
Exercisable at December 31                3,019,753         331,713       3,733,699         361,963       5,033,729         482,296
                                       ============    ============    ============    ============    ============    ============
Available for grant at December 31       13,008,945                       1,055,957                       2,908,914
                                       ============    ============    ============    ============    ============    ============

Weighted average option exercise price information for the years 1997, 1996 and 1995 follows:

                                 1997           1996           1995
                             ------------   ------------   ------------
Outstanding at January 1     $      40.22   $      33.96   $      31.34
Granted during the year             63.50          47.05          34.75
Exercised during the year           36.04          31.27          29.71
Outstanding at December 31          46.86          40.22          33.96
Exercisable at December 31          38.51          35.25          32.30
                             ------------   ------------   ------------

Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:

 Grant Date       Options Outstanding      Options Exercisable   Exercise Price    Remaining Life (Years)
 ----------       -------------------      -------------------   --------------    ----------------------
 12/2/97              1,895,925                       --               $63.50             10
 12/3/96              1,697,703                  439,003                50.00              9
 1/9/96               1,429,407                  345,883                44.00              8
 1/4/95               1,034,672                  406,521                34.75              7
 1/4/94                 772,750                  772,750                44.25              6
 All other            1,038,787                1,003,735                28.62              4
                      ---------                ---------             --------         ------

Notes to Financial Statements
(CONTINUED)



Options in the 'All other' category were outstanding at prices ranging from $11.25 to $52.50. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.

         Weighted average fair values at date of grant for grants in 1997, 1996 and 1995 follow:

                              1997         1996         1995
                           ----------   ----------   ----------
Options                    $    22.03   $    18.58   $    17.17
Performance equity units        63.50        47.02        34.75
                           ----------   ----------   ----------

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                           1997          1996          1995
                        ----------    ----------    ----------
Expected life (years)            5             5             5
Interest rate                 5.82%         5.69%         7.80%
Volatility                    25.6          33.6          43.0
Dividend yield                1.68          1.65          2.34
                        ----------    ----------    ----------

The fair value of performance equity units at date of grant was equal to the market value of the Company's common stock at that date.

         Stock-based compensation costs reduced income as follows:

(In millions, except per share)           1997         1996         1995
                                       ----------   ----------   ----------
Pretax income                          $     10.2   $      6.8   $      8.7
Net income                                    6.1          4.1          5.2
Net income per share                          .04          .03          .03
                                       ----------   ----------   ----------

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

(In millions, except per share)     1997       1996       1995
                                  --------   --------   --------
Pretax income                     $   18.6   $   12.5   $    6.0
Net income                            15.9       10.7        5.2
Net income per share                   .10        .07        .03
                                  --------   --------   --------

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

         Net periodic benefit cost follows:

(In millions)                        1997         1996         1995
                                  ----------   ----------   ----------
Service cost -- benefits earned
  during the period               $     22.0   $     22.9   $     21.2
Interest cost                          154.3        155.0        152.5
Net amortization                         1.9          5.0         (1.7)
                                  $    178.2   $    182.9   $    172.0
                                  ==========   ==========   ==========


The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996:

(In millions)                                                   1997          1996
                                                             ----------    ----------
Actuarial present value of accumulated benefit obligation:
    Retirees                                                 $ (1,309.2)   $ (1,303.4)
    Vested active plan participants                              (515.3)       (516.4)
    Other active plan participants                               (257.4)       (259.1)
                                                             ----------    ----------
Accumulated benefit obligation
  in excess of plan assets                                     (2,081.9)     (2,078.9)
Unrecognized net loss                                             312.0         286.2
Unrecognized prior service cost                                   (38.7)          6.1
Accrued benefit cost recognized
 on the Consolidated Balance Sheet                           $ (1,808.6)   $ (1,786.6)
                                                             ==========    ==========


                                          1997                    1996
                                  --------------------   ---------------------
 Assumptions:                     U.S.   International    U.S.   International
                                  ----   -------------   -----   -------------
 Discount rate                     7.5%   5.0% -  15.0%   7.75%  5.0% -    8.5%
 Rate of increase
   in compensation
   levels                          4.0    2.5  -  14.0     4.5   2.5  -   5.75
                                  ----   -------------   -----   -------------

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

   Net periodic pension cost follows:

(In millions)                                       1997          1996          1995
                                                 ----------    ----------    ----------
Service cost-benefits earned during the period   $     96.9    $     92.4    $     82.9
Interest cost on projected benefit obligations        252.5         236.7         220.6
Actual return on plan assets                         (563.6)       (399.6)       (424.0)
Net amortization and deferrals                        349.3         206.1         276.6
                                                 $    135.1    $    135.6    $    156.1
                                                 ==========    ==========    ==========

The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1997 and 1996. At the end of 1997 and 1996, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.


                                                               1997                       1996
                                                   ---------------------------------------------------------
                                                   Assets Exceed  Accumulated  Assets Exceed   Accumulated
                                                    Accumulated     Benefits    Accumulated     Benefits
 (In millions)                                        Benefits    Exceed Assets  Benefits      Exceed Assets
                                                   ------------    ----------    ----------    -------------
Actuarial present value of benefit obligations:

Vested benefit obligation                            $ (2,860.5)   $   (213.1)   $ (2,463.6)   $   (225.7)
                                                     ==========    ==========    ==========    ==========
Accumulated benefit obligation                       $ (3,142.0)   $   (258.9)   $ (2,709.4)   $   (270.6)
                                                     ==========    ==========    ==========    ==========
Projected benefit obligation                         $ (3,272.7)   $   (323.7)   $ (2,838.8)   $   (340.0)
Plan assets                                             3,506.5          60.8       3,021.4          60.8
                                                     ----------    ----------    ----------    ----------
Projected benefit obligation less than
  (in excess of) plan assets                              233.8        (262.9)        182.6        (279.2)
Unrecognized net (gain) loss                             (106.3)         82.1          (1.6)         79.2
Unrecognized prior service cost                           377.7           1.7         344.6           (.6)
Unrecognized net (asset) obligation at transition          (5.4)         16.3          (7.3)         21.7
Adjustment required to recognize minimum liability           --         (50.9)           --         (55.0)
Pension asset (liability) recognized on the
 Consolidated Balance Sheet                          $    499.8    $   (213.7)   $    518.3    $   (233.9)
                                                     ==========    ==========    ==========    ==========


                                       1997                              1996                               1995
                              ----------------------------------------------------------------------------------------------
 Assumptions:                  U.S.        International            U.S.     International            U.S.     International
                              ------      --------------          -------    -------------           -------   -------------
 Discount rate                   7.5 %      3.0 % -12.0 %            7.75 %    3.0 % -12.0 %            7.75 %  3.0 % -12.0 %
 Rate of increase in
   compensation levels           4.0          0   -10.5              4.5         0   -10.5              4.5       0   -10.5
 Expected long term rate
   of return on plan assets      9.5        4.0   -12.0              9.0       5.0   -12.0              9.0     5.0   -12.0
                              ------      -------------          -------      ------------          -------   ------------

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

NOTE 13. INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

(In millions)                   1997         1996         1995
                            ----------   ----------   ----------
Interest expense before
  capitalization            $    125.7   $    134.0   $    140.1
Less capitalized interest          6.2          5.4          5.1
                            $    119.5   $    128.6   $    135.0
                            ==========   ==========   ==========

The Company made cash payments for interest in 1997, 1996 and 1995 of $131.7 million, $141.0 million and $136.4 million, respectively.

NOTE 14. ADVERTISING COSTS

Advertising costs for 1997, 1996 and 1995 were $244.1 million, $249.8 million and $246.7 million, respectively.

NOTE 15. INCOME TAXES

The components of Income before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

(In millions)                 1997         1996         1995
                           ----------   ----------   ----------
U.S.                       $    142.2   $    120.2   $    215.4
Foreign                         601.1        691.3        654.4
                           ----------   ----------   ----------
                                743.3        811.5        869.8
Minority Interest in Net
  Income of Subsidiaries         44.6         43.1         36.2
                           $    787.9   $    854.6   $    906.0
                           ==========   ==========   ==========


A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

(Dollars in millions)               1997          1996          1995
                                 ----------    ----------    ----------
U.S. Federal income tax
  at the statutory rate of 35%   $    275.8    $    299.1    $    317.1
Adjustment for foreign income
  taxed at different rates            (31.3)        (23.7)        (21.3)
Other                                 (23.6)        (22.4)         (1.2)
United States and Europe
  Taxes on Income                $    220.9    $    253.0    $    294.6
                                 ==========    ==========    ==========
Effective tax rate                     28.0%         29.6%         32.5%
                                 ==========    ==========    ==========

         The components of the provision for income taxes by taxing jurisdiction follow:

(In millions)             1997          1996          1995
                       ----------    ----------    ----------
Current:
  Federal              $     23.0    $    (22.1)   $      6.0
  Foreign income and
   withholding taxes        212.6         230.4         219.3
  State                        .5           5.2          (4.6)
                       ----------    ----------    ----------
                            236.1         213.5         220.7
Deferred:
  Federal                   (20.6)         23.9          35.7
  Foreign                     7.4          20.3          32.9
  State                      (2.0)         (4.7)          5.3
                       ----------    ----------    ----------
                            (15.2)         39.5          73.9
United States and
  Foreign Taxes on
  Income               $    220.9    $    253.0    $    294.6
                       ==========    ==========    ==========


Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 follow:

(In millions)                                       1997          1996
                                                 ----------    ----------
Postretirement benefits other
  than pensions                                  $    704.9    $    700.4
Rationalizations and other provisions                 108.0          31.6
Accrued environmental liabilities                      30.1          38.2
General and product liability                          49.6          56.5
Alternative minimum tax credit
  carryforwards                                        63.2          55.0
Operating loss carryforwards                           22.5          19.8
Workers' compensation                                  52.1          54.8
Vacation and sick pay                                  70.8          73.0
Other                                                  34.6          95.0
                                                 ----------    ----------
                                                    1,135.8       1,124.3
Valuation allowance                                   (15.8)        (21.4)
                                                 ----------    ----------
Total deferred tax assets                           1,120.0       1,102.9
Total deferred tax liabilities -- depreciation       (452.8)       (445.6)
                               -- pensions           (181.6)       (184.8)
Total deferred taxes                             $    485.6    $    472.5
                                                 ==========    ==========


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

         Portions of the items described in Note 2, Rationalizations were charged to the operating income of both the industry and geographic segments in 1997 and 1996 as follows:

Industry Segments                                     General
 (In millions)                            Tires       Products      Total
                                        ----------   ----------   ----------
1997
Rationalizations and other provisions   $    259.2   $      6.0   $    265.2
                                        ==========   ==========   ==========


1996
                                        ----------   ----------   ----------
Rationalizations and other provisions   $    131.9   $     16.6   $    148.5
Asset sales                                     --         10.2         10.2
                                        $    131.9   $     26.8   $    158.7
                                        ==========   ==========   ==========


Geographic Segments                      United                     Latin
 (In millions)                           States        Europe      America       Asia        Canada         Total
                                        ----------   ----------   ----------   ----------   ----------   ----------
1997
Rationalizations and other provisions   $    113.6   $     95.1   $     44.5   $      8.0   $      4.0   $    265.2
                                        ==========   ==========   ==========   ==========   ==========   ==========


1996
                                        ----------   ----------   ----------   ----------   ----------   ----------
Rationalizations and other provisions   $     79.5   $     29.4   $     24.0   $      1.8   $     13.8   $    148.5
Asset sales                                   10.2           --           --           --           --         10.2
                                        $     89.7   $     29.4   $     24.0   $      1.8   $     13.8   $    158.7
                                        ==========   ==========   ==========   ==========   ==========   ==========


The following items have been excluded from the determination of operating income: interest expense, foreign currency exchange, equity in net income of affiliates, minority interest in net income of subsidiaries, corporate revenues and expenses and income taxes. Corporate revenues and expenses were those items not identifiable with the operations of a segment. Corporate revenues were primarily from the sale of miscellaneous assets. Corporate expenses were primarily central administrative expenses. Corporate expenses in 1996 were reduced by gains totaling $42.3 million before tax resulting from the sales of assets not attributable to any segment or segments.

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

Notes to Financial Statements
(CONTINUED)


INDUSTRY SEGMENTS

(In millions)                                            1997            1996            1995
                                                     ------------    ------------    ------------
Net Sales to Unaffiliated Customers
   Tires                                             $   10,357.7    $   10,211.0    $   10,104.5
   Related products and services                            911.6           993.3         1,157.8
                                                     ------------    ------------    ------------
     Total Tires                                         11,269.3        11,204.3        11,262.3
   General products                                       1,796.0         1,781.4         1,776.9
     Total Net Sales                                 $   13,065.3    $   12,985.7    $   13,039.2
                                                     ============    ============    ============


Income
   Tires                                             $      780.4    $      893.3    $    1,000.2
   General products                                         208.2           162.9           165.6
                                                     $      988.6    $    1,056.2    $    1,165.8
                                                     ============    ============    ============


   Interest expense                                        (119.5)         (128.6)         (135.0)
   Foreign currency exchange                                 34.1            (7.4)          (17.4)
   Equity in net income of affiliates                        18.7            19.1            19.0
   Minority interest in net income of subsidiaries          (44.6)          (43.1)          (36.2)
   Corporate revenues and expenses                         (134.0)          (84.7)         (126.4)
     Income from Continuing Operations
     Before Income Taxes                             $      743.3    $      811.5    $      869.8
                                                     ============    ============    ============



Assets
   Tires                                             $    6,413.5    $    6,270.6    $    6,050.8
   General products                                         848.4           815.1           791.7
   Discontinued Operations                                  561.8           605.6         1,356.3
     Identifiable Assets                                  7,823.7         7,691.3         8,198.8
                                                     ============    ============    ============


   Corporate assets                                       1,969.1         1,840.2         1,407.0
   Investments in affiliates, at equity                     124.6           140.3           183.8
     Total Assets                                    $    9,917.4    $    9,671.8    $    9,789.6
                                                     ============    ============    ============


 Capital Expenditures
   Tires                                             $      581.6    $      500.6    $      494.5
   General products                                         115.2           112.9           116.4
   Discontinued Operations                                    2.2             4.0             4.7
     Total Capital Expenditures                      $      699.0    $      617.5    $      615.6
                                                     ============    ============    ============


 Depreciation
   Tires                                             $      384.0    $      356.0    $      334.3
   General products                                          69.9            63.9            59.9
     Total Depreciation                              $      453.9    $      419.9    $      394.2
                                                     ============    ============    ============

Notes to Financial Statements
(CONTINUED)




GEOGRAPHIC SEGMENTS

(In millions)                                  1997            1996            1995
                                          ------------    ------------    ------------
Net Sales to Unaffiliated Customers
   United States                          $    6,831.0    $    6,882.8    $    7,122.9
   Europe                                      3,160.8         3,059.8         2,853.7
   Latin America                               1,575.0         1,527.5         1,542.9
   Asia                                          772.7           845.4           833.2
   Canada                                        725.8           670.2           686.5
     Total Net Sales                      $   13,065.3    $   12,985.7    $   13,039.2
                                          ============    ============    ============


Inter-Geographic Sales
   United States                          $      345.5    $      359.3    $      408.4
   Europe                                        109.2            59.2            90.1
   Latin America                                 158.0           170.2           172.5
   Asia                                          542.0           674.1           815.9
   Canada                                        325.0           316.8           297.3
     Total Inter-Geographic Sales         $    1,479.7    $    1,579.6    $    1,784.2
                                          ============    ============    ============


Revenue
   United States                          $    7,176.5    $    7,242.1    $    7,531.3
   Europe                                      3,270.0         3,119.0         2,943.8
   Latin America                               1,733.0         1,697.7         1,715.4
   Asia                                        1,314.7         1,519.5         1,649.1
   Canada                                      1,050.8           987.0           983.8
   Adjustments and eliminations               (1,479.7)       (1,579.6)       (1,784.2)
     Total Revenue                        $   13,065.3    $   12,985.7    $   13,039.2
                                          ============    ============    ============


Operating Income
   United States                          $      435.4    $      393.1    $      488.6
   Europe                                        214.9           302.0           317.2
   Latin America                                 224.2           246.0           238.8
   Asia                                           65.3            99.3            90.1
   Canada                                         48.8            15.8            31.1
     Total Operating Income               $      988.6    $    1,056.2    $    1,165.8
                                          ============    ============    ============


Assets
   United States                          $    3,992.9    $    3,915.6    $    4,703.6
   Europe                                      1,943.6         1,800.0         1,719.9
   Latin America                                 849.5           765.1           683.0
   Asia                                          524.8           688.6           576.9
   Canada                                        512.9           522.0           515.4
     Identifiable Assets                       7,823.7         7,691.3         8,198.8
                                          ============    ============    ============


   Corporate assets                            1,969.1         1,840.2         1,407.0
   Investments in affiliates, at equity          124.6           140.3           183.8
     Total Assets                         $    9,917.4    $    9,671.8    $    9,789.6
                                          ============    ============    ============

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

         The following table presents the sales and operating income of the Company's Asian segment together with 100% of the unaudited sales and operating income of SPT:

(In millions)                   1997           1996           1995
                            ------------   ------------   ------------
Net Sales:
  Asia Segment              $      772.7   $      845.4   $      833.2
  SPT (unaudited)                  744.2          814.1          743.7
     Total (unaudited)      $    1,516.9   $    1,659.5   $    1,576.9
                            ============   ============   ============


Operating Income:
  Asia Segment              $       65.3   $       99.3   $       90.1
  SPT (unaudited)                   63.5           75.8           71.5
     Total (unaudited)      $      128.8   $      175.1   $      161.6
                            ============   ============   ============


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

         Operating results of discontinued operations follow:

 (In millions, except per share)       1997           1996            1995
                                   ------------   ------------    ------------
Net Sales                          $       89.8   $      127.1    $      126.7
                                   ============   ============    ============

 Income (loss) before Income
   Taxes                           $       56.7   $     (689.2)   $       56.0
 United States Taxes on Income             20.4         (232.4)           20.2
 Discontinued Operations           $       36.3   $     (456.8)   $       35.8
                                   ============   ============    ============

 Income (Loss) Per Share - Basic   $        .24   $      (2.94)   $        .24
                           Diluted $        .23   $      (2.91)   $        .23
                                   ============   ============    ============

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

Supplementary Data
(unaudited)



QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)
                                                               Quarter
                                -------------------------------------------------------------------------
 1997                                 First            Second              Third               Fourth             Year
                                ----------------   ----------------   ----------------   ----------------   ----------------
Net Sales                       $        3,208.7   $        3,289.9   $        3,298.7   $        3,268.0   $       13,065.3
Gross Profit                               755.6              765.3              762.4              766.4            3,049.7
Net Income                      $          170.4   $          192.2   $          194.1   $            2.0   $          558.7
                                ================   ================   ================   ================   ================
Net Income Per Share - Basic    $           1.09   $           1.23   $           1.25   $            .01   $           3.58
                                ================   ================   ================   ================   ================
                     - Diluted  $           1.08   $           1.22   $           1.22   $            .01   $           3.53
                                ================   ================   ================   ================   ================

Average Shares Outstanding
 -- Basic                                  156.4              155.8              156.2              156.5              156.2
 -- Diluted                                158.0              157.7              158.3              158.6              158.2

Price Range of Common Stock:*
  High                          $         55 7/8   $         63 3/8   $         69 3/4   $         71 1/4   $         71 1/4
  Low                                     50 5/8             49 1/4             60 5/8             58 5/8             49 1/4

Dividends Per Share                          .28                .28                .28                .30               1.14
                                ================   ================   ================   ================   ================


The 1997 fourth quarter included a net after-tax charge of $176.3 million or $1.13 per share-basic for rationalizations.

                                                                      Quarter
                                ---------------------------------------------------------
 1996                              First          Second         Third         Fourth           Year
                                ------------   ------------   ------------   ------------   ------------
Net Sales                       $    3,213.6   $    3,295.2   $    3,237.1   $    3,239.8   $   12,985.7
Gross Profit                           746.6          775.6          742.8          751.8        3,016.8
Net Income (Loss)               $      151.9   $      187.9   $      170.2   $     (408.2)  $      101.7
                                ============   ============   ============   ============   ============
Net Income (Loss) Per Share
                    -- Basic    $        .98   $       1.22   $       1.09   $      (2.63)  $        .66
                                ============   ============   ============   ============   ============
                    -- Diluted  $        .97   $       1.20   $       1.09   $      (2.63)  $        .65
                                ============   ============   ============   ============   ============
Average Shares Outstanding
 -- Basic                              154.3          155.1          155.3          155.7          155.1
 -- Diluted                            156.2          157.1          156.7          155.7          156.8

Price Range of Common Stock:*
  High                          $         53   $         53       $ 49 1/8       $ 52 1/4   $         53
  Low                                 42 3/4         46 7/8         41 1/2         43 1/8         41 1/2

Dividends Per Share                      .25            .25            .25            .28           1.03
                                ============   ============   ============   ============   ============


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

           10(g)       Form of Stock Option Grant Agreement under 1989        G to Form 10-K for year
                       Plan in respect of options granted                     ended December 31, 1993
                       January 4, 1994

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

            (f)   Form of Indenture, dated as of March 15, 1996, between                 4.1(3)        X-4-1
                  Registrant and Chemical Bank (now The Chase Manhattan Bank),
                  as Trustee, as supplemented.

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

            (c)   Forms of Stock Option Grant Agreements in respect of options           10.1(3)        X-10.1-1
                  granted December 2, 1997 under the 1997 Performance Incentive
                  Plan of Registrant: Part I, form of Grant Agreement for
                  Incentive Stock Options; Part II, form of Grant Agreement for
                  Non-Qualified Stock Options; and Part III, form of Grant
                  Agreement for Non-Qualified Stock Options and tandem Stock
                  Appreciation Rights.

            (d)   Performance Recognition Plan of Registrant adopted effective
                  January 1, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1995, File No. 1-1927).

            (e)   Form of Performance Unit Grant Agreement in respect of grants          10.2(3)        X-10.2-1
                  made on December 2, 1997 in respect of 1998 under the 1997
                  Performance Incentive Plan of Registrant.

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

            (t)   Outside Directors' Equity Participation Plan, as adopted
                  February 2, 1996 and amended February 3, 1998.                           10.3(3)      X-10.3-1

      11    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           (a)    Statement setting forth the Computation of Earnings                      11(3)        X-11-1
                  Per Share.

---------------

(2)   Pursuant to Item 601 of Regulation S-K.

(3) Previously filed with Annual Report on Form 10-K for year ended December 31,1997.

  EXHIBIT
   TABLE
   ITEM                                                                                EXHIBIT
  NO. (2)                           DESCRIPTION OF EXHIBIT                              NUMBER        PAGE
  -------                           ----------------------                              ------        ----
     12        STATEMENT RE COMPUTATION OF RATIOS.

           (a) Statement setting forth the Computation of Ratio of                      12(4)        X-12-1
               Earnings to Fixed Charges.

     21        SUBSIDIARIES

           (a) List of subsidiaries of Registrant at March 5, 1998.                     21(3)        X-21-1

     23        CONSENTS OF EXPERTS AND COUNSEL

           (a) Consent of Price Waterhouse LLP, independent accoun-                     23(3)        X-23-1
               tants, to  incorporation by reference of their report set forth on page
               32 of this Annual Report in certain Registration Statements on Forms S-3 and S-8.

           (b) Consent of PricewaterhouseCoopers LLP, independent                       23.2(4)      X-23.2-1
               accountants, to incorporation by reference in certain
               Registration Statements on Forms S-3 and S-8 of their report set forth on page 32 of this Annual Report as amended by Form
               10-K/A, Amendment No. 1 to Form 10-K for the year ended
               December 31, 1997, dated November 10, 1998.

           (c) Consent of PricewaterhouseCoopers LLP, independent                      23.3(5)      X-23.3-1
               accountants, to incorporation by reference in certain
               Registration Statements on Forms S-3 and S-8 of their report set forth on page 32 of the Annual Report, as amended by Form
               10-K/A, Amendment No. 1, dated November 10, 1998 and by Form
               10-K/A, Amendment No. 2 to Form 10-K for the year ended
               December 31, 1997, dated March 18, 1999.

     24        POWER OF ATTORNEY

           (a) Power of Attorney, dated December 2, 1997, authorizing                   24(3)        X-24-1
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


---------------
(2)  Pursuant to Item 601 of Regulation S-K.

(3) Previously filed with Annual Report on Form 10-K for year ended December 31, 1997.

(4) Previously filed with Form 10-K/A, Amendment No.1, to Form 10-K for the year ended December 31, 1997.

(5)  Filed with this Form 10-K/A, Amendment No. 2. to Form 10-K