Form 10-Q/A
period 1998-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-03-19
CIK 42582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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





                          ---------------------------


         The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 as set forth in the pages attached hereto:

                                 PART I, ITEM 1
                                 PART I, ITEM 2




                       ---------------------------------

         The Goodyear Tire & Rubber Company (the "Company"), by this Form 10-Q/A, Amendment No. 1 to Form 10-Q, hereby amends and restates in their entirety Items 1 and 2 of Part I of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 1998 (the "Quarterly Report").

         EXPLANATORY NOTE TO AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q

         This Form 10-Q/A, Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 1998 (the "Amendment"), which amends the Quarterly Report, includes: (i) the cover page and this page 2 of this Amendment; (ii) Item 1, "Financial Statements," of Part I of the Quarterly Report (pages numbered 1 through 7A, inclusive, which follow this page 2); and (iii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part I of the Quarterly Report (pages numbered 8 through 20B, inclusive, which follow page 7A). The Quarterly Report as amended by this Amendment is herein referred to as the "Amended Quarterly Report."

         In this Amendment, the Company is expanding the note captioned "Rationalizations" (previously captioned "Asset Writedown and Other Rationalizations") to its financial statements set forth at Item 1 of Part I of the Quarterly Report. The Company also amends Item 2 of Part I of the Quarterly Report to, among other things, report additional information regarding Year 2000 information technology and process systems remediation.

         In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, Item 1 of Part I of the Quarterly Report as amended by this Amendment is set forth in its entirety at pages numbered 1 through 7A, inclusive, and Item 2 of Part I of the Quarterly Report as amended by this Amendment is set forth in its entirety at pages numbered 8 through 20B, inclusive.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE GOODYEAR TIRE & RUBBER COMPANY
                                            (Registrant)

Date:  March 18, 1999          By: /s/JOHN W. RICHARDSON
                                   -------------------------------
                                   John W. Richardson, Vice President
                                   (Signing on behalf of Registrant as a duly
                                   authorized officer of Registrant and as
                                   the Principal Accounting Officer of
                                   Registrant.)

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                             1998            1997            1998            1997
                                                          ----------      ----------      ----------      ----------
NET SALES                                                 $  3,191.7      $  3,298.7      $  9,423.2      $  9,797.3

Cost of Goods Sold                                           2,469.8         2,536.3         7,193.7         7,514.0
Selling, Administrative and General Expense                    471.5           465.8         1,382.4         1,394.5
Rationalizations                                                  --              --           (29.7)             --
Interest Expense                                                41.4            28.4           105.7            91.9
Other (Income) and Expense                                     (44.3)            7.3           (72.5)           18.2
Foreign Currency Exchange                                       (0.3)          (10.1)          (14.8)          (16.3)
Minority Interest in Net Income of Subsidiaries                  9.7            11.9            25.6            35.1
                                                          ----------      ----------      ----------      ----------

Income from Continuing Operations before Income Taxes          243.9           259.1           832.8           759.9
United States and Foreign Taxes on Income                       58.9            74.3           237.3           233.2
                                                          ----------      ----------      ----------      ----------

INCOME FROM CONTINUING OPERATIONS                              185.0           184.8           595.5           526.7

Discontinued Operations                                           --             9.3           (34.7)           30.0
                                                          ----------      ----------      ----------      ----------

NET INCOME                                                $    185.0      $    194.1           560.8           556.7
                                                          ==========      ==========

Retained Earnings at Beginning of Period                                                     2,983.4         2,603.0

CASH DIVIDENDS                                                                                (141.2)         (131.3)
                                                                                          ----------      ----------

Retained Earnings at End of Period                                                        $  3,403.0      $  3,028.4
                                                                                          ==========      ==========



PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                     $     1.19      $     1.18      $     3.80      $     3.37
    Discontinued Operations                                       --            0.07           (0.22)           0.20
                                                          ----------      ----------      ----------      ----------

    NET INCOME                                            $     1.19      $     1.25      $     3.58      $     3.57
                                                          ==========      ==========      ==========      ==========


Average Shares Outstanding                                     156.4           156.2           156.8           156.1


PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                     $     1.17      $     1.16      $     3.75      $     3.33
    Discontinued Operations                                       --            0.06           (0.22)           0.19
                                                          ----------      ----------      ----------      ----------

    NET INCOME                                            $     1.17      $     1.22      $     3.53      $     3.52
                                                          ==========      ==========      ==========      ==========


Average Shares Outstanding                                     157.8           158.3           158.7           158.0


CASH DIVIDENDS PER SHARE                                  $     0.30      $     0.28      $     0.90      $     0.84
                                                          ==========      ==========      ==========      ==========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)
                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1998            1997
                                                                      ----------      ----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                        $    158.3      $    258.6
     Accounts and notes receivable,
        less allowance (1998-$56.3, 1997-$49.5)                          2,105.9         1,733.6
     Inventories:
        Raw materials                                                      412.9           307.0
        Work in process                                                     90.4            87.1
        Finished product                                                 1,714.5         1,441.1
                                                                      ----------      ----------

                                                                         2,217.8         1,835.2

     Prepaid expenses and other current assets                             417.9           336.5
                                                                      ----------      ----------

        TOTAL CURRENT ASSETS                                             4,899.9         4,163.9

Long Term Accounts and Notes Receivable                                    188.7           201.9
Investments in Affiliates, at equity                                       100.5           124.6
Other Assets                                                                83.7           134.1
Deferred Charges                                                         1,348.2         1,143.2
Properties and Plants,
     less accumulated depreciation (1998-$5,313.4, 1997-$5,084.3)        4,058.2         4,149.7
                                                                      ----------      ----------

    TOTAL ASSETS                                                      $ 10,679.2      $  9,917.4
                                                                      ==========      ==========

LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                         $    999.0      $  1,177.8
     Compensation and benefits                                             783.0           782.7
     Other current liabilities                                             339.6           421.8
     United States and foreign taxes                                       377.5           362.0
     Notes payable to banks                                                831.7           440.2
     Long term debt due within one year                                     57.8            66.5
                                                                      ----------      ----------

        TOTAL CURRENT LIABILITIES                                        3,388.6         3,251.0

Compensation and Benefits                                                1,972.3         1,945.7
Long Term Debt                                                           1,279.6           844.5
Other Long Term Liabilities                                                174.3           224.5
Minority Equity in Subsidiaries                                            195.1           256.2
                                                                      ----------      ----------

    TOTAL LIABILITIES                                                    7,009.9         6,521.9

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                         --              --
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares 155.9 (156.6 in 1997)
      after deducting 39.8 treasury shares (39.1 in 1997)                  155.9           156.6
Capital Surplus                                                          1,014.0         1,061.6
Retained Earnings                                                        3,403.0         2,983.4
Accumulated Other Comprehensive Income                                    (903.6)         (806.1)
                                                                      ----------      ----------

    TOTAL SHAREHOLDERS' EQUITY                                           3,669.3         3,395.5
                                                                      ----------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 10,679.2      $  9,917.4
                                                                      ==========      ==========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited

(In millions)                                                                           Accumulated Other
                                                                                       Comprehensive Income
                                                                                       ---------------------
                                              Common       Capital       Retained      Foreign       Minimum        Total
                                              Stock        Surplus       Earnings      Currency      Pension    Shareholders'
                                                                                      Translation   Liability       Equity
                                             --------      --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 1997                 $  156.6      $1,061.6      $2,983.4      $ (778.0)     $  (28.1)     $3,395.5

   Comprehensive income for 1998:

           Net income                              --            --         560.8            --            --            --
           Foreign currency translation            --            --            --         (97.0)
           Minimum pension liability               --            --            --            --          (0.5)           --

              Total comprehensive income           --            --            --            --            --         463.3

   Cash dividends                                  --            --        (141.2)           --            --        (141.2)

   Common stock acquired                         (1.5)        (83.7)           --            --            --         (85.2)
   Common stock issued                            0.8          36.1            --            --            --          36.9
                                             --------      --------      --------      --------      --------      --------

BALANCE AT SEPTEMBER 30, 1998                $  155.9      $1,014.0      $3,403.0      $ (875.0)     $  (28.6)     $3,669.3
                                             ========      ========      ========      ========      ========      ========


The accompanying notes are an integral part of this financial statement.






               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited


(In millions)                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                 1998         1997          1998          1997
                                               --------     --------      --------      --------
NET INCOME                                     $  185.0     $  194.1      $  560.8      $  556.7

Other comprehensive income, net of tax:

   Foreign currency translation adjustment          8.0       (124.2)        (97.0)       (162.0)
   Minimum pension liability adjustment             0.9          1.2          (0.5)          3.1
                                               --------     --------      --------      --------

COMPREHENSIVE INCOME                           $  193.9     $   71.1      $  463.3      $  397.8
                                               ========     ========      ========      ========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1998          1997
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                    $  560.8      $  556.7
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                351.8         343.6
        Discontinued operations                                      49.5            --
        Gain on asset sales                                         (69.9)           --
    Change in operating assets and liabilities, net of
     asset acquisitions and dispositions:
        Accounts and notes receivable                              (326.2)       (322.9)
        Inventories                                                (376.4)        (51.9)
        Accounts payable-trade                                     (197.3)        (49.2)
        Other assets and liabilities                               (302.7)         57.7
                                                                 --------      --------

                       Total adjustments                           (871.2)        (22.7)
                                                                 --------      --------

       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                  (310.4)        534.0


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                       (490.6)       (377.6)
        Asset sales                                                 488.8          37.6
        Asset acquisitions                                         (197.1)       (108.6)
        Other transactions                                          (87.5)          7.3
                                                                 --------      --------

       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                  (286.4)       (441.3)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                    543.6         369.4
        Short term debt paid                                        (59.8)       (106.2)
        Long term debt incurred                                     325.6          10.4
        Long term debt paid                                        (116.9)       (216.5)
        Common stock issued                                          36.9          73.6
        Common stock acquired                                       (85.2)        (78.4)
        Dividends paid                                             (141.2)       (131.3)
                                                                 --------      --------

       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                   503.0         (79.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (6.5)        (25.5)
                                                                 --------      --------

Net Change in Cash and Cash Equivalents                            (100.3)        (11.8)

Cash and Cash Equivalents at Beginning of the Period                258.6         238.5
                                                                 --------      --------

Cash and Cash Equivalents at End of the Period                   $  158.3      $  226.7
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

     Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                              THREE                  NINE
                                                          MONTHS ENDED          MONTHS ENDED
                                                            SEPT. 30,             SEPT. 30,
                                                        1998       1997       1998        1997
                                                       ------     ------     ------      ------
NET SALES                                              $   --     $ 23.5     $ 22.4      $ 73.6
                                                       ======     ======     ======      ======


Income before Income Taxes                             $   --     $ 14.5     $ 12.9      $ 46.9
United States Taxes on Income                              --        5.2        4.7        16.9
                                                       ------     ------     ------      ------
Income from Discontinued Operations                        --        9.3        8.2        30.0

Loss on Sale of Discontinued Operations, including
  income from operations during the disposal
  period of $10.0 (net of tax of $24.1)                    --         --      (42.9)         --
                                                       ------     ------     ------      ------

DISCONTINUED OPERATIONS                                $   --     $  9.3     $(34.7)     $ 30.0
                                                       ======     ======     ======      ======

INCOME (LOSS) PER SHARE - BASIC:

   Income from Discontinued Operations                 $   --     $  .07     $  .05      $  .20

   Loss on Sale of Discontinued Operations                 --         --       (.27)         --
                                                       ------     ------     ------      ------

   DISCONTINUED OPERATIONS                             $   --     $  .07     $ (.22)     $  .20
                                                       ======     ======     ======      ======


INCOME (LOSS) PER SHARE - DILUTED:

   Income from Discontinued Operations                 $   --     $  .06     $  .05      $  .19

   Loss on Sale of Discontinued Operations                 --         --       (.27)         --
                                                       ------     ------     ------      ------

   DISCONTINUED OPERATIONS                             $   --     $  .06     $ (.22)     $  .19
                                                       ======     ======     ======      ======


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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


RATIONALIZATIONS

1998 - The Company recorded a benefit totaling $22 million ($14.7 million after tax or $.09 per share) in the second quarter resulting from the favorable settlement of obligations related to the Company's withdrawal of support for the worldwide Formula 1 racing series. Additionally, the Company reversed certain reserves totaling $7.7 million ($4.9 million after tax or $.03 per share) related to plant downsizing and closure activities in North America, due to a change in the 1997 rationalization plan.

     During 1998, the Company continued to implement the 1997 and 1996 rationalization programs. The following reflects the activity and progress of those programs in the first nine months of 1998.

1997 Program - During the first nine months of 1998, approximately 900 associates, primarily hourly associates, were released at a cost of approximately $26 million. The Company plans to release approximately 1,700 more associates, employed primarily at manufacturing and distribution operations in North America. At September 30, 1998, the Company had reserved $63.1 million for that cost compared to $89.1 million at December 31, 1997.

     Optimization, downsizing, consolidation and withdrawal costs, other than associate-related costs, were recorded, and were incurred through September 30, 1998, as follows:

(In millions)
                                                                 Recorded     Incurred
                                                                 --------     --------
Withdrawal of support for the Formula 1 racing series            $   63.4     $   43.2
Plant downsizing and closure activities                              23.0          1.4
Kelly-Springfield consolidation                                      12.9           --
Consolidation of North American distribution facilities              12.3          7.6
Commercial tire outlet consolidation                                  4.7          1.8
Production realignments                                               2.8          2.8
                                                                 --------     --------
                                                                 $  119.1     $   56.8

     During the first nine months of 1998, approximately $50.5 million was charged to the reserve and $29.7 million was reversed ($22 million in respect of withdrawal of support for Formula 1 racing and $7.7 million for plant downsizing and closure activities that were changed). At September 30, 1998, the balance of the reserve for these costs totaled $32.6 million, compared to $112.8 million at December 31, 1997. The Company expects that the major portion of the actions will be completed during 1999, with the balance to be completed in 2000.

1996 Program - During the first nine months of 1998, approximately 70 associates, primarily salaried associates in the United States, were released at a cost of approximately $9 million. The Company plans to release approximately 400 more associates under the 1996 program. At September 30, 1998, the Company had reserved $18.5 million for that cost, compared to $27.5 million at December 31, 1997.

     Rationalization costs, other than for associate-related costs, were recorded, and were incurred through September 30, 1998, as follows:

(In millions)
                                                                 Recorded     Incurred
                                                                 --------     --------
Discontinuance of PVC production                                 $   10.6     $    2.3
Canadian retail store closures                                        9.0          4.6
International production rationalization                              8.5          7.6
North American Tire production rationalization                        7.1          6.2
                                                                 --------     --------
                                                                 $   35.2     $   20.7

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)

     During the first nine months of 1998, approximately $7.6 million was charged to the reserve. The balance of these provisions at September 30, 1998 totaled $14.5 million compared to $22.1 million at December 31, 1997. The Company plans to substantially complete these plans in 1999.

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

     The following table presents sales and operating income of the Company's consolidated Asian operations and 100% of the operations of SPT:

(In millions)            THREE MONTHS ENDED SEPT. 30      NINE MONTHS ENDED SEPT. 30
                        -----------------------------   -------------------------------
                            Asia                                              Asia
                           Segment   SPT    Total          Segment   SPT      Total
                           -------  ------  ------         -------  ------   --------
NET SALES:
         1998              $146.8   $147.0  $293.8         $426.0   $470.6   $  896.6
         1997               201.6    180.3   381.9          610.3    568.1    1,178.4

OPERATING INCOME:
         1998              $ 18.1   $ 12.1  $ 30.2         $ 43.7   $ 35.1   $   78.8
         1997                21.6     12.7    34.3           71.9     47.8      119.7


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

RECLASSIFICATION

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 1998 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                1998          1997          1998          1997
                                              --------      --------      --------      --------
INDUSTRY SEGMENTS
   Sales to Unaffiliated Customers:
     Tires                                    $2,560.9      $2,616.9      $7,431.5      $7,729.3
     Related products and services               219.2         232.4         710.6         701.2
                                              --------      --------      --------      --------

          Total Tires                          2,780.1       2,849.3       8,142.1       8,430.5
     General products                            411.6         449.4       1,281.1       1,366.8
                                              --------      --------      --------      --------

        NET SALES                             $3,191.7      $3,298.7      $9,423.2      $9,797.3
                                              ========      ========      ========      ========


   Income:
     Tires                                    $  281.4      $  264.0      $  831.3      $  796.0
     General products                             39.1          54.7         202.3         159.5
                                              --------      --------      --------      --------

        OPERATING INCOME                         320.5         318.7       1,033.6         955.5

      Exclusions from operating income           (76.6)        (59.6)       (200.8)       (195.6)
                                              --------      --------      --------      --------

        Income from continuing operations     $  243.9      $  259.1      $  832.8      $  759.9
                                              ========      ========      ========      ========
               before income taxes



GEOGRAPHIC SEGMENTS
   Sales to Unaffiliated Customers:
     United States                            $1,742.1      $1,774.1      $5,105.8      $5,156.6
     Europe                                      802.5         750.5       2,303.9       2,320.3
     Latin America                               337.3         403.2       1,078.8       1,188.2
     Asia                                        146.8         201.6         426.0         610.3
     Canada                                      163.0         169.3         508.7         521.9
                                              --------      --------      --------      --------

        NET SALES                             $3,191.7      $3,298.7      $9,423.2      $9,797.3
                                              ========      ========      ========      ========



   Operating Income:
     United States                            $  156.3      $  154.7      $  499.3      $  404.1
     Europe                                       78.1          62.4         276.6         233.7
     Latin America                                52.4          65.4         167.6         205.5
     Asia                                         18.1          21.6          43.7          71.9
     Canada                                       15.6          14.6          46.4          40.3
                                              --------      --------      --------      --------

        OPERATING INCOME                      $  320.5      $  318.7      $1,033.6      $  955.5
                                              ========      ========      ========      ========



                                      -7A-

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

CONSOLIDATED

INCOME STATEMENT

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

     Revenues decreased in the quarter and nine months due primarily to the strengthening of the U.S. dollar versus international currencies. The Company estimates that versus 1997, currency movements adversely affected revenues in 1998 by approximately $110 million in the third quarter and $385 million in the nine months. In addition, revenues decreased due to continued worldwide competitive pricing pressures, lower tire unit sales in Latin America and Asia, lower unit sales of other automotive and industrial rubber products and strikes in the U.S. against General Motors, which strikes ended prior to September 30, 1998.

     Operating income was also reduced by the adverse affect of currency movements versus 1997. The Company estimates the impact to be approximately $15 million in the quarter and $50 million in the nine months. In addition, the transition to seven-day operations at certain North American tire production facilities and the strike against General Motors reduced operating income.

     The Company is unable to predict the impact of currency fluctuations on its sales and operating income in future periods. If the dollar continues to strengthen, reported sales in future periods are likely to be unfavorably impacted. The continuing economic downturns in Asia and Latin America are expected to adversely affect the Company's sales and operating income in future periods.

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

RATIONALIZATIONS

     During 1998, the Company continued to implement the 1997 and 1996 rationalization programs. The following reflects the activity and progress of those programs in the first nine months of 1998.

1997 Program. During the first nine months of 1998, approximately 900 associates were released at a cost of approximately $26 million. The Company plans to release approximately 1,700 more associates and had reserved $63.1 million for that cost at September 30, 1998.

     Rationalization costs, other than for associate-related costs of $119.1 million were recorded, of which $56.8 million were incurred through September 30, 1998.

     During the first nine months of 1998, approximately $50.5 million was charged to the reserve and $29.7 million was reversed ($22 million in respect of withdrawal of support for Formula 1 racing and $7.7 million for plant downsizing and closure activities that were changed). At September 30, 1998, the remaining balance of the reserve was $32.6 million. The Company expects that the major portion of the actions will be completed during 1999 with the balance to be completed in 2000.

1996 Program. During the first nine months of 1998, approximately 70 associates were released at a cost of approximately $9 million. The Company plans to release approximately 400 more associates under the plan and had reserved $18.5 million for that cost at September 30, 1998, compared to $27.5 million at December 31, 1997.

     Rationalization costs, other than for associate-related costs, of $35.2 million were recorded, of which $20.7 million were incurred through September 30, 1998.

     During the first nine months of 1998, approximately $7.6 million was charged to the reserve. The remaining balance of these provisions at September 30, 1998 totaled $14.5 million. The Company plans to substantially complete these plans in 1999.

     For further information, refer to the note to the financial statements, Rationalizations.

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

     The Company, on a coordinated basis and with the assistance of IBM and other consultants, is addressing the Year 2000 Issue. The Company has inventoried and assessed all date sensitive technical infrastructure and information and transaction processing computer systems ("I/T Systems") and determined that a substantial portion of its software and some hardware must be modified or replaced. Plans are being implemented to correct and test all affected I/T Systems, with priorities assigned based on the importance of the activity. The Company has also inventoried and assessed its manufacturing and other operating systems that may be date sensitive ("Process Systems"), including those that use embedded technology such as micro-controllers and micro-processors. The Company has identified substantially all of the software and hardware installations that will be necessary to achieve Year 2000 compliance and has made substantial progress in repairing the existing and acquiring and installing the new I/T Systems and Process Systems necessary to achieve Year 2000 compliance.

     The Company monitors its Year 2000 compliance efforts with respect to I/T Systems and Process Systems in three phases: (1) the identification and inventory of date sensitive transactions, processes and systems (the "Inventory Phase"), (2) the determination of repairs and replacements required, if any, through testing, analysis and design (the "Analysis Phase"), and (3) the repair or acquisition, installation and testing of Year 2000 compliant systems (the "Remediation Phase"). All I/T Systems and Process Systems are scheduled to have been repaired or acquired and installed, tested and determined to be Year 2000 compliant by November of 1999.

    The Company has completed the Inventory Phase and the Analysis Phase, and substantially completed the Remediation Phase, in respect of the critical I/T Systems, including its order entry, shipping and billing systems and technical infrastructure, and the critical Process Systems located in its tire manufacturing facilities. The following table indicates the Company's progress in its Year 2000 compliance program.

     Estimated Percentage of Year 2000 Compliance Activity Completed:

                           Inventory Phase               Analysis Phase              Remediation Phase
                       Percentage Completed at       Percentage Completed at     Percentage Completed at
                       12/31/97      9/30/98        12/31/97      9/30/98       12/31/97        9/30/98
                       --------      -------        --------      -------       --------        -------
I/T Systems               75%           100%            50%          100%           25%            60%

Process Systems           25%           100%            10%           90%            0%            57%

     The cost of repairing the Company's existing I/T Systems that will be modified in order to achieve Year 2000 compliance is estimated to be $80 million to $100 million, including the $16 million expended in 1997 and the approximately $30 million expended during the first nine months of 1998. The remaining $34 million to $54 million will be spent during the balance of 1998 and 1999 as the Company completes the repair, installation and testing of software and hardware and, in a few instances, the purchase and installation of new hardware. All of the costs of repairing such existing I/T Systems will be for consulting fees and software and hardware modifications, which costs have been and will be expensed in the period incurred. The cost of new hardware has been and will be capitalized.

     In addition, for several years the Company, with the assistance of PricewaterhouseCoopers LLP and other consultants, has also been designing, acquiring, and installing various business transactions processing I/T Systems. The software and hardware purchased and installed in connection with these new I/T Systems in each case provide significant new functionality and, in some instances, will also replace non-compliant I/T Systems with new Year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it is not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $205 million to $240 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects in process since 1996, of which amount approximately $115 million has been expended through September 30, 1998, including approximately $92 million during the first nine months of 1998. The Company anticipates that costs incurred in respect of such projects will be approximately $90 million to $125 million during the balance of 1998 and 1999. Through September 30, 1998, approximately $15 million of these costs have been expensed and $100 million of these costs have been capitalized. Substantially all of the remaining consulting, software and hardware costs for these I/T System enhancement projects will be capitalized.

     The Company is modifying or replacing and testing its Process Systems at an anticipated cost of between $25 million and $30 million, substantially all of which is for the acquisition of replacement systems. The cost of the Process Systems has been and will be capitalized. Through September 30, 1998, the cost of Process Systems installed by the Company has totaled $5 million, all of which was incurred during 1998.

     The Company's Year 2000 compliance cost (including the cost of all I/T Systems enhancement projects) are expected to total approximately $310 million to $370 million, of which amount $166 million has been expended through September 30, 1998. All Year 2000 costs have been and will be funded from operations.

     For 1998, costs for repairing existing I/T Systems for Year 2000 compliance is expected to be approximately 12% of Company's budget for information technology and it is expected that such Year 2000 compliance efforts will represent approximately 9% of the Company's information technology budget during 1999. The total cost of repairing existing I/T Systems and of the I/T Systems enhancement projects is expected to represent 47% of the Company's information technology budget during 1998 and will represent approximately 33% of its 1999 information technology budget.

     While a few information technology projects have been deferred or reprioritized, the impact of any delays in implementing these projects due to Year 2000 compliance efforts has not affected, and is not expected to affect, the Company's financial condition or to have any significant impact on its results of operations during the fourth quarter of 1998 or thereafter.

     The Company has surveyed its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Based on responses to its survey and other communications the Company is able to assess the Year 2000 readiness of approximately 5% of its significant suppliers. Failure of the Company's significant trading partners to address Year 2000 issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of revenues and profits that might be lost, or the costs that could be incurred by the Company.

     In addition, parts of the global infrastructure, including national banking systems, electrical power, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the Company's ability to manufacture its products at affected locations and its ability to serve its customers as effectively as they are now being served. The Company reviews available information, including governmental and industry reports, regarding elements of the global infrastructure that may affect its operations, to evaluate their expected year 2000 readiness.

     While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 Issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute certain of its products for a period of time, which is most likely to arise in the event of the failure of one or more significant suppliers or essential components of the global infrastructure, such as power sources. The Company is not able to estimate its lost revenues, lost profits and costs incurred in the event of the occurrence of the "most reasonably likely worst case scenario." If the Company's systems are not Year 2000 compliant in a timely manner, the Company may also incur liability for breach of contract or other harm. It is not possible at this time to estimate either the risk of incurring any such liability or the nature or amount of any such liability.

     The Company has started its contingency planning for its critical operational areas that might be affected by the Year 2000 Issue if its compliance is delayed. In early 1999, the Company will also review the extent to which contingency plans may be required for any suppliers, components of the global infrastructure or other third parties that fail to achieve Year 2000 compliance. While only limited portions of the Company's contingency planning had been undertaken at September 30, 1998, the Company's contingency plans are expected to be completed by June 30, 1999. The contingency plans will include identification of critical processes, risk assessment and response techniques in the event of a system failure. Planned responses to system failures include emergency response teams designed to produce prompt corrective action, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and the stock piling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. In certain cases, especially global infrastructure failures, there may be no practical alternative course of action available to the Company that will permit resumption of an interrupted business activity.

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

TIRES

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

     The following table presents changes in Company tire unit sales compared to the 1997 period:

                              Three Months Ended          Nine Months Ended
                                    Sept. 30                  Sept. 30
                             ---------------------      ---------------------
         U.S.                         2.4%                      2.3%
         International                2.6                       1.0
         Worldwide                    2.5                       1.7

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

UNITED STATES

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

     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

(In millions)                   Three Months Ended         Nine Months Ended
                                      Sept. 30,                Sept. 30,
                                 1998         1997         1998         1997
                               --------     --------     --------     --------
Net Sales:
         Asia Segment          $  146.8     $  201.6     $  426.0     $  610.3
         SPT                      147.0        180.3        470.6        568.1
                               --------     --------     --------     --------
           Total               $  293.8     $  381.9     $  896.6     $1,178.4

Operating Income:
         Asia Segment          $   18.1     $   21.6     $   43.7     $   71.9
         SPT                       12.1         12.7         35.1         47.8
                               --------     --------     --------     --------
           Total               $   30.2     $   34.3     $   78.8     $  119.7


CANADA

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

(In millions)           Three Months Ended     Nine Months Ended
                             Sept. 30,             Sept. 30,
                          1998       1997       1998       1997
                         ------     ------     ------     ------
Capital Expenditures     $199.9     $146.9     $490.6     $377.6
Depreciation              121.4      114.8      351.8      343.6

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


                                      20A

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




                                      20B