Form 10-K
period 1998-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-03-26
CIK 42582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

        Securities registered pursuant to Section 12(b) of the Act:

                                                  Name Of Each Exchange On
         Title Of Each Class                           Which Registered
         -------------------                      ------------------------
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

              Yes X                                        No __
                     ------------------------------------

    Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [].
                     ------------------------------------

    The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 16, 1999, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $47.50 on that date, was approximately $7,407,866,442.50
                     ------------------------------------

                     Shares of Common Stock, Without Par
                   Value, outstanding at February 16, 1999:

                                  155,987,524
                     -----------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

                     Portions of Registrant's definitive
                Proxy Statement, dated February 26, 1999, for
                 its 1999 Annual Meeting of Shareholders are
                  incorporated by reference into Part III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 1998

                               Table of Contents

 Item                                                                                 Page
Number                                                                               Number
------                                                                               ------
                                     PART I

  1            Business....................................................             1

  2            Properties..................................................            17

  3            Legal Proceedings...........................................            19

  4            Submission of Matters to a Vote of Security Holders.........            21

  4(A)         Executive Officers of Registrant............................            22


                                    PART II

  5            Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................            26

  6            Selected Financial Data.....................................            28

  7            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................            29

  7(A)         Quantitative and Qualitative Disclosures About
                 Market Risk...............................................            41

  8            Financial Statements and Supplementary Data.................            43

  9            Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................            69


                                    PART III

  10           Directors and Executive Officers of the Registrant..........            69

  11           Executive Compensation......................................            69

  12           Security Ownership of Certain Beneficial Owners and
                 Management................................................            69

  13           Certain Relationships and Related Transactions..............            69


                                    PART IV

  14           Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K..................................................            70

                 Signatures................................................            72

                 Index to Financial Statement Schedules....................            FS-1

                 Index of Exhibits.........................................            X-1

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

     Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear's 1998 net sales were $12.626 billion and income from continuing operations was $717.0 million. Goodyear's net income for 1998 was $682.3 million. Goodyear's worldwide employment averaged 96,950 during 1998.

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


              FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in the prices paid for raw materials and energy; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances, after the date hereof that may affect the accuracy of any forward-looking statement.


                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

1998 DEVELOPMENTS

     Goodyear introduced the Aquasteel EMT line of passenger tires using extended mobility technology (EMT) in the North America replacement market during 1998. EMT run-flat tires enable automobiles to travel up to 50 miles at up to 55 mph after the tire has lost air pressure. EMT tires are expected to eventually eliminate the need for spare tires. Goodyear also introduced the Eagle F1-Steel, the Eagle HP Ultra and the Eagle Ultra Grip GW-2 performance passenger tire lines and the Wrangler ST all season and Wrangler TF-A (rotation free) light truck tire lines.

     In Europe, the Company introduced twelve new lines of radial passenger tires during 1998, led by the Eagle Ventura, ten new lines of radial medium truck tires, led by the Marathon Long Haul Steer and Drive and the Omnitrac Mixed Service lines and two new lines of farm tires. In Latin America, the Company introduced the NCT2 and NCT3 lines of radial passenger tires, the Wrangler AT/S line of radial light truck tires and the 300 Unisteel series of radial medium truck tires. In Asia, the Company introduced the Eagle F1 high performance radial passenger tire and the Wrangler D Mark radial light truck tire.

    In 1998, the Company increased its interest in South Asia Tyres Limited from a 50% equity interest to 100% equity ownership at a cost of $21 million and, as a result, acquired $103 million of additional debt. The Company also acquired an additional 15% of the equity of Nippon Giant Tire Company, a manufacturer of heavy equipment tires in Japan, for approximately $7.0 million, raising its equity interest in the firm from 50% to 65%. Brad Ragan Inc. became a wholly-owned subsidiary of the Company in December 1998, when the Company acquired the 25.5% of the outstanding shares of Brad Ragan Inc. it did not own at a cost of approximately $20.75 million.

    In 1997, Goodyear re-entered the South African market by acquiring a 60% equity interest in the tire and engineered rubber products businesses of Contred for approximately $121 million, including assumed debt. On March 2, 1998, the Company purchased the remaining 40 percent interest in these South African subsidiaries from Anglovaal Industries Ltd. for approximately $59 million. The Company's South African subsidiaries own and operate tire and engineered products manufacturing facilities and numerous retail tire outlets and truck and earthmover tire retreading facilities located throughout South Africa.

    The Company acquired, effective as of July 1, 1998, a 60% equity interest in the tire manufacturing facilities and business of SAVA, d.d., a tire manufacturer in Slovenia, at a total cost of $95.7 million. A new company was formed to own and operate the tire manufacturing facilities and related assets and businesses formerly owned by SAVA, d.d.. The new company, which is owned 60% by Goodyear and 40% by SAVA, d.d., owns and operates a tire manufacturing plant and certain related distribution facilities in Slovenia.

    On July 30, 1998, Goodyear sold all of the capital stock of All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (the "Celeron Companies") to a subsidiary of Plains Resources, Inc. The Celeron Companies owned and operated the All American Pipeline System, a 1,225 mile crude oil pipeline, and related crude oil transportation and trading assets. The operations of the Celeron Companies during 1998 prior to the sale were reported as discontinued operations. Goodyear received $422.3 million cash proceeds from the sale, which included the distribution of $25.1 million to Goodyear prior to the closing. The sale of the Celeron Companies resulted in a loss, net of income from operations during 1998, of $34.7 million after tax.

    During 1998, the Company also sold a latex processing facility in Georgia, six distribution facilities and certain other real estate. These transactions resulted in gains totaling $123.8 million ($76.4 million after tax).

    Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Expansions of the Company's Fayetteville, North Carolina, Napanee, Ontario, Americana, Brazil and Marakina, Philippines tire plants were completed during 1998. Significant plant modernization and expansion projects are presently underway at the Company's Napanee, Ontario, Danville, Virginia, Union City, Tennessee, Medicine Hat, Alberta, Valleyfield, Quebec, Debica, Poland, Ballabgarh, India, and Bangkok, Thailand tire plants, at the Company's Statesville, North Carolina tire mold plant, at the Company's Kranj, Slovenia power transmission products plant, at the Company's San Luis Potosi, Mexico hose products and air springs plant, and at the Beaumont, Texas, synthetic rubber and rubber chemicals plant. During 1998, the Company also commenced construction of a new passenger tire manufacturing plant in Brazil, which is expected to be completed in late 2000 at a cost of approximately $60 million, and a new power transmission products plant in Chihuahua, Mexico, which is expected to be completed in late 1999 at a cost of approximately $20 million.

1999 DEVELOPMENTS

    GLOBAL ALLIANCE. On February 3, 1999, the Company entered into a
Memorandum of Understanding with Sumitomo Rubber Industries, Ltd. ("Sumitomo") regarding the formation of a strategic global alliance for the manufacture, distribution and sale of tires. The Memorandum contemplates a global alliance through the creation of joint ventures in Europe, North America and Japan and global technology and purchasing joint ventures. The Memorandum also contemplates that the Company would purchase 10% (after giving effect to the purchase) of the shares of the Common Stock of Sumitomo and that Sumitomo would invest an equal amount of money in the Common Stock of the Company. The formation of the global alliance is subject to the negotiation of definitive agreements, which are expected to be signed by mid-1999. The joint ventures are expected to be formed and operating by year-end 1999. The formation of the global alliance is also subject to the receipt of various necessary regulatory approvals.

     The Memorandum provides, among other things, that the Company would own 75%, and Sumitomo would own 25%, of a holding company in Europe that would own substantially all of Sumitomo's tire businesses in Europe, which include eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and all of the Company's tire businesses in Europe, excluding the Company's aircraft tire business and the Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as in Morocco and South Africa which are reported as a part of the Company's Europe Tire Segment) and excluding the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg. The Company would also acquire 75% of Sumitomo's tire manufacturing operations in North America and of certain of its related tire sales and distribution operations. The balance of Sumitomo's tire distribution and sales operations in the United States and Canada would be 100% owned by the Company. The Company would also acquire a 25% equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company would also own 51% (and Sumitomo would own 49%) of a company for the global development of technology and providing certain technology services and 80% (and Sumitomo would own 20%) of a global purchasing company. Under the terms of the Memorandum, at closing (which is expected to occur during 1999) the Company would pay a total of $936 million to Sumitomo, subject to certain adjustments. The cash payment is expected to be financed in whole or substantial part by the issuance of debt during 1999.

     Assuming the global alliance with Sumitomo is completed during 1999 and assuming the business to be included by Sumitomo in the European and North American joint ventures generate sales in 2000 as a part of the joint ventures equal to the sales those businesses generated in 1998, it is estimated that the global alliance with Sumitomo will contribute approximately $2.5 billion to Goodyear's consolidated net sales in 2000. Goodyear also expects that completing the global alliance with Sumitomo will result in Goodyear being the largest company in the tire industry in terms of annual unit tire sales and annual revenues from tire sales.

     In connection with the aforesaid investment in the capital stock of Sumitomo, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Y13,073,070,934 (equivalent to approximately $108.0 million at February 25, 1999, based on an exchange rate of 121 Yen per dollar), which is convertible, if not earlier redeemed, beginning July 16, 2000 into shares of the Common Stock, Y50 par value per share, of Sumitomo at a conversion price of Y539 per share, subject to certain adjustments. Upon conversion of the Sumitomo note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. On February 25, 1999, the Company issued at par its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Y13,073,070,934 which is convertible, if not earlier redeemed, beginning
July 16, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Y5,731 per share, subject to certain adjustments.

     GLOBAL MANUFACTURING RATIONALIZATION. Goodyear announced a global rationalization plan on February 3, 1999 to respond to the continuing Asian economic downturn and the recent economic slowdown in Latin America and to retire inefficient operations in the United States. The principal element of the plan is the termination of tire production at the Company's Gadsden, Alabama, tire manufacturing plant by the end of 1999. The Gadsden plant will continue to mix rubber for the Company's other tire and its engineered products plants in North America. The Gadsden plant is one of the Company's largest, oldest and most inefficient plants. Tire production will be transferred primarily to the Company's other United States tire plants. In Europe, Latin America and Asia, Goodyear will eliminate inefficient capacity at five of its tire plants. In addition, the Company will eliminate certain Engineered and Chemical Products production operations. As a result of the global rationalization plan, approximately 2,800 jobs will be permanently eliminated. The Company expects to take a charge of approximately $150 million ($96 million after tax) in the first quarter of 1999. When completed, the global rationalization plan is expected to result in annual cost savings of $100 million to $150 million.

                 FINANCIAL INFORMATION ABOUT GOODYEAR'S SEGMENTS

    Financial information relating to Goodyear's "Segments" for each of the three years in the period ended December 31, 1998 appears in Note 19 captioned "Business Segments" of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 64 through 66, inclusive, and is incorporated herein by specific reference.

                       DESCRIPTION OF GOODYEAR'S BUSINESS

GENERAL SEGMENT INFORMATION

    In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), adopted by Registrant effective December 31, 1998, "Segment" information is now presented to reflect the operating business units of the Company.
Segment information for 1997 and 1996 has been restated to reflect the Company's operating "Segments."

    In prior years, the Company's "Industry Segments" were Tires and General Products and its "Geographic Segments" were United States, Europe, Latin America, Asia and Canada. Under SFAS 131, the Company's "Segments" are North American Tire, Europe Tire, Latin American Tire and Asia Tire (collectively the "Tire Segments") and Engineered Products and Chemical Products. Each Tire Segment manufactures tires that are exported and sold to one or more of the other Tire Segments. The sales and operating income of each of the Tire Segments exclude sales and operating income in respect of tires sold to the other Tire Segments and include sales and operating income derived from tires exported and sold to unaffiliated customers. Sales and operating income of the Chemical Products Segment include sales and operating income in respect of products transferred to the Tire Segments and the Engineered Products Segment.

GENERAL INFORMATION REGARDING THE TIRE SEGMENTS

    Goodyear's principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. Goodyear manufactures and markets in most regions of the world a broad line of rubber tires for automobiles, trucks, buses, tractors, farm implements, earthmoving equipment, aircraft, industrial equipment and various other applications, in each case for sale to original equipment manufacturers and in the replacement markets. Goodyear also (1) manufactures and sells inner tubes and flaps for truck tires and other types of tires, (2) retreads truck, aircraft and heavy equipment tires, and (3) manufactures and sells tread rubber and other tire retreading materials. In the United States, Canada and certain other countries, Goodyear also offers automotive repair services and miscellaneous other products and services.

    The principal class of products of the Tire Segments is new tires for most applications. No other class of products or services accounted for as much as 10% of Goodyear's consolidated sales during any of the last three years. The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Tire Segments, and the percentage of Goodyear's net sales attributable to tires, for each year in the three year period ended December 31, 1998:

                                                       Year Ended December 31,
                                                   -----------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
     Total sales of Tire Segments                  86.3%      85.8%      85.5%
     Total operating income of Tire Segments       77.7%      78.5%      78.2%
                  Tire sales                       77.2%      77.3%      76.7%

     Goodyear offers tires for most applications and to all classes of customers. Worldwide, Goodyear's sales of new tires to the numerous replacement markets it serves substantially exceed its sales of new tires to original equipment manufacturers. Goodyear offers two basic constructions of tires, radial and bias ply. Various belting and reinforcing materials are used, including nylon and polyester fiber tire cord and steel belts and tire cord. During 1998, approximately 95.8% of all passenger tires, 84.4% of all light truck tires and 76.7% of all medium truck tires sold by Goodyear were radial construction.

     No customer or group of affiliated customers accounted for as much as 5.1% of Goodyear's consolidated net sales during 1998, 1997 or 1996. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 21.9% of consolidated net sales during each of 1998, 1997 or 1996. No customer or group of affiliated customers accounted for as much as 4.8% of the sales of the Tire Segments during 1998, 1997 or 1996. The ten largest customers of the Tire Segments represented less than 22.1% of the sales of the Tire Segments during each of 1998, 1997 and 1996.

     New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors:
Bridgestone/Firestone (based in Japan) and Michelin/Uniroyal Goodrich (based in France). Other competitors include Cooper Tire, Continental/General, Pirelli, Sumitomo/Dunlop, Toyo, Yokohama, Kumho, Hankook and various regional tire companies.

     Goodyear competes with other tire manufacturers on the basis of price, warranty, service, consumer convenience and product design, performance and reputation. The Company believes Goodyear-brand tires enjoy a high recognition factor throughout the world and have a reputation for high quality and value. Kelly-brand, Fulda-brand, Debica-brand, Sava-brand, and various other house-brand tire lines offered by the Company, and tires manufactured and sold by the Company to private-brand customers, compete primarily on the basis of price and performance.

     The Company does not consider its business as a whole, or the business of the Tire Segments individually or as a group, to be seasonal to any significant degree. Goodyear maintains a significant inventory of new tires in order to optimize production schedules and assure prompt delivery to its customers, especially original equipment manufacturers that require "just in time" deliveries of tires or tire and wheel assemblies. Goodyear manages its tire production and inventory levels to avoid unnecessary increases in unit production costs and limit working capital requirements, ordinarily by optimizing production schedules consistent with anticipated demand.

     The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:

       PERCENTAGE INCREASE (DECREASE) IN GOODYEAR'S ANNUAL UNIT SALES OF
                        PASSENGER, TRUCK AND FARM TIRES

                                                        1998 vs 1997       1997 vs 1996
                                                       --------------     --------------
           North American Tire                              2.3%               2.4%
           Europe Tire                                      5.6%               9.8%
           Latin America Tire                              (4.8)%              7.5%
           Asia Tire                                       (7.7)%              4.7%
                  Worldwide (All Tire Segments)             1.7%               5.0%


     Based on information available from various industry and other sources and information published by the Rubber Manufacturers Association (the "RMA"), the Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, is the third largest tire manufacturer in the world. Based on various industry and other sources, it is estimated that the Company's share of the worldwide auto, truck and farm tire markets was approximately 20% in 1998, 19% in 1997, and 18% in 1996.

NORTH AMERICAN TIRE

     Goodyear's largest Segment, the North American tire business, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada (the "North American Tire Segment"). The principal class of products of the North American Tire Segment is new tires for most applications. No other class of products or services accounted for as much as 10% of the consolidated sales of the North American Tire Segment during any of the past three years.

     The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the North American Tire Segment, and the percentage of the North American Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1998:

                                                       Year Ended December 31,
                                                  ------------------------------
                                                    1998        1997       1996
                                                  --------    --------   -------
North American Tire Segment sales..............    49.4%       47.5%      47.2%
North American Tire Segment operating income...    33.6%       31.8%      27.1%
     Tire sales................................    86.3%       86.7%      86.0%

     TIRES. The North American Tire Segment manufactures and sells a broad line of tires in North America for automobiles, trucks, buses, tractors, farm implements, earth moving equipment, aircraft, industrial equipment and various other applications.

     Goodyear-brand radial passenger tire lines sold in North America include the premium all season Infinitred, the Eagle performance touring tire lines, the Eagle F1-Steel, Eagle Ultra Grip GW-2, the Eagle Gatorback and the Eagle Aquatred high performance tire lines and run-flat extended mobility technology tires, including the new Aquasteel EMT. Other major lines of passenger tires include the Regatta, Aquatred and Invicta lines. The major lines of Goodyear-brand radial light truck tires offered in the United States and Canada are the Wrangler and Workhorse.

     The North American Tire Segment manufactures and markets a full line of all-steel cord and belt construction radial medium truck tires, the Unisteel series, for various applications, including line-haul highway use and off-road service. The newest truck tire line is the Unisteel G-177, which features a high-tensile steel reinforced cording, a skid resistant tread design and a new damage resistant tread compound.

     Several lines of tires for other applications are manufactured by Goodyear in North America, including radial and bias-ply tires for farm machinery and heavy equipment. Goodyear also manufactures aircraft tires for commercial and military aircraft in the United States. The Kelly-Springfield Tire group ("Kelly"), an operating division of the North American Tire Segment, manufactures and distributes various lines of radial and bias-ply passenger and truck tires for sale in the United States and Canadian replacement markets.

     RELATED PRODUCTS AND SERVICES OF NORTH AMERICAN TIRE SEGMENT. The North American Tire Segment also retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers, and manufactures and sells tread rubber and other tire retreading materials for various applications. Additional products and services of the North American Tire Segment include
(1) automotive repair services provided through Goodyear's retail outlets,
(2) the sale to dealers and consumers of automotive repair and maintenance items, automotive equipment and accessories and other items, and
(3) miscellaneous other products and services.

Market and Other Information

    The North American Tire Segment sells Goodyear-brand tires to vehicle manufacturers for use as original equipment on vehicles they produce and sells Goodyear-brand, Kelly-brand, other house brand and private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Goodyear's sales of tires in the North American replacement markets substantially exceed its sales of tires to original equipment manufacturers. During 1998, the North American Tire Segment exported and sold approximately 3.3% of its tire production to unaffiliated customers outside North America, delivered approximately 8.7% of its tire production to the other Tire Segments, primarily Europe Tire and Latin American Tire, and imported approximately 7.7% of the tires it sold from the other Tire Segments.

    In North America, all passenger tires (except bias-ply temporary spare tires) and approximately 94.7% of all light and medium truck tires sold by the Company during 1998 were radial construction. Approximately 33.8% of all passenger tires sold in the United States and Canada during 1998 were high performance type tires.

    No customer or group of affiliated customers of the North American Tire Segment accounted for as much as 7.0% of its sales during 1998. The ten largest customers of the North American Tire Segment accounted for less than 34.7% of its sales during 1998.

    Goodyear is a major supplier of tires to most manufacturers of automobiles, trucks, farm and construction equipment and aircraft that have facilities located in North America. The motor vehicle manufacturers supplied by the North American Tire Segment include DaimlerChrysler, Ford, General Motors, BMW, Honda, Mitsubishi, Nissan, Toyota, Volvo, AAI, Freightliner, Mack Truck, Navistar, Peterbuilt, Kenworth, Caterpillar, John Deere and J.I. Case. Aircraft manufacturers supplied by Goodyear include Boeing and Lockhead-Martin.

    Goodyear's major competitors in the North American tire market are Bridgestone/Firestone, Michelin/Uniroyal Goodrich, Sumitomo/Dunlop, Continental/General and Cooper, each with manufacturing facilities and other operations in North America. Other significant competitors in North America are Pirelli, Toyo, Yokohama, Kumho, Hankook, who are primarily importers of tires, and various regional tire manufacturers that export tires to North America.

    Goodyear-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal method of distribution is a large network of independent dealers. Goodyear-brand tires are also sold to numerous national and regional retail marketing firms in the United States, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and Montgomery Ward. In addition, Goodyear operates approximately 988 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Brad Ragan, Carolina Tire or Just Tires trade styles. Several lines of Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brand tires are sold to independent dealers, to national and regional wholesale marketing organizations, including TBCCorporation, retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, and to various other retail marketers.

    Automotive parts, automotive maintenance and repair services and associated merchandise, are sold under highly competitive conditions in the United States and Canada through approximately 915 of the retail outlets operated by Goodyear. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased by the Company for resale, are distributed to many of the Company's tire dealers.

    Goodyear from time to time offers various financing and extended payment programs to certain of its tire customers in the North American replacement market. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and prevailing tire industry practices in North America.

    Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 242 million passenger tires were sold in the United States during 1998, compared to approximately 238 million in 1997. Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 1999 to increase approximately 0.5% compared to 1998, with 1999 passenger tire demand expected to decrease approximately 0.8% in the original equipment market and to increase approximately 0.9% in the replacement market.

    Based on a composite of industry sources and information published by the RMA, it is estimated that approximately 58 million light and medium highway truck tires were sold in the United States during 1998, compared to 53 million units sold during 1997. Goodyear estimates that demand for light and medium highway truck tires in the United States during 1999 will increase approximately 2.5%.

    Based on information available from various industry and other sources, the Company sells more tires in the United States and Canada than any other tire manufacturer. Based on RMA data and other available information, Goodyear estimates that its share of the North American tire market during 1998 was approximately 29.6%, compared to 30.2% in 1997 and 30.6% in 1996.

    The National Highway Traffic Safety Administration ("NHTSA"), under authority granted to it by the National Traffic and Motor Vehicle Safety Act of 1966, as amended, has established various standards and regulations relating to motor vehicle safety, some of which apply to tires sold in the United States for highway use. The NHTSA has the authority to order the recall of automotive products, including tires, having defects deemed to present a significant safety risk. NHTSA has also issued "Tire Registration" regulations which require the registration of tires for the purpose of identification in the event of a product recall and "Uniform Tire Quality Grading" regulations which require the grading of passenger tires for treadwear, traction and temperature resistance pursuant to prescribed testing procedures and the molding of such grades into the sidewall of each tire. Passenger and highway truck tires are required to be identified by ten-digit manufacturing identification codes molded on the sidewall of each tire. The effect of compliance with these regulations on Goodyear's sales and profits cannot be determined. However, these regulations have increased the cost of producing and marketing passenger tires in the United States.

EUROPE TIRE

    The Company's second largest Segment, the European tire business, develops, manufactures, distributes and sells a broad line of tires for automobiles, trucks, farm implements and construction equipment throughout Europe and in Morocco and South Africa, distributes and sells tires to various export markets in the Middle East, Africa and other regions, and provides related products and services (the "Europe Tire Segment"). The principal class of products of the Europe Tire Segment is new tires for most applications. The Europe Tire Segment manufactures tires in plants located in England, France, Germany, Italy, Luxembourg, Morocco, Poland, Slovenia, South Africa and Turkey.

    The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Europe Tire Segment, and the percentage of Europe Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1998:


                                                Year Ended December 31,
                                              ---------------------------
                                              1998       1997       1996
                                              -----      -----      -----
    Europe Tire Segment sales                 23.1%      22.4%      22.1%
    Europe Tire Segment operating income      26.8%      22.4%      25.7%
         Tire sales                           94.9%      95.2%      95.5%


     The Europe Tire Segment manufactures and sells several lines of radial passenger and light truck tires, led by the Eagle and the Eagle Aquatred passenger tire lines and the Wrangler light truck tire line. The Europe Tire Segment also offers the Unisteel series of truck tires as well as a full line of bias-ply medium truck tires and a broad line of tires for farm implements and heavy equipment.

     The Europe Tire Segment sells new, and manufactures and sells retreaded, aircraft tires in Europe. The Europe Tire Segment also provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial customers, offers automotive repair and related services through certain retail outlets in which it owns a controlling interest, and provides other related products and services.

Markets and Other Information

     The Europe Tire Segment distributes and sells tires in most countries in Europe and in Morocco and South Africa. Tires are sold to all classes of customers. Goodyear's sales to customers in the various replacement markets served by the Europe Tire Segment substantially exceed its sales to original equipment manufacturing customers. During 1998, the Europe Tire Segment exported and sold approximately 2% of its tire production to unaffiliated customers located outside Europe, Morocco and South Africa, primarily in the Middle East and Africa. Approximately 0.5% of the tires produced by the Europe Tire Segment during 1998 were delivered to Goodyear's other Tire Segments, primarily the North American Tire Segment, and approximately 4.5% of the tires it sold were imported from the other Tire Segments.

     In Europe, substantially all passenger and light truck tires, and approximately 90% of all medium truck tires, sold by the Company during 1998 were radials. Approximately 30% of passenger tires sold by the Company in Europe during 1998 were high performance type tires.

     The Europe Tire Segment is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Europe and South Africa. Manufacturers supplied by Goodyear include DaimlerChrysler, Fiat, Volkswagen, Volvo, Ferrari, BMW, Peugeot, Alfa Romeo, Renault, subsidiaries of Ford and General Motors, and New Holland.

     Goodyear is a leading tire manufacturer in Europe and South Africa. The Europe Tire Segment's major competitors are Michelin, Continental, Bridgestone/Firestone, Dunlop and Pirelli. Other significant competitors include several regional tire producers and imports by tire manufacturers from other regions, primarily Asia.

     Goodyear-brand tires in the European replacement markets are sold through various channels of distribution. The principal method of distribution is through independent tire dealers who sell several brands of tires. In some countries in Europe, Goodyear-brand tires, as well as Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires (which are brands owned or controlled by the Company), are sold through independent dealers and regional distributors and through approximately 181 retail outlets operated by multi-brand retail tire chains controlled by Goodyear. In South Africa, tires are sold through a retail chain of approximately 220 stores owned by the Company and through independent dealers. In the Middle East and most of Africa, tires are sold to regional distributors for resale to independent dealers.

     No customer or group of affiliated customers accounted for as much as 2.8% of the Europe Tire Segment's sales during 1998. The ten largest customers of the Europe Tire Segment represented less than 15.1% of the Europe Tire Segment sales for 1998. The Europe Tire Segment offers payment terms consistent with industry practice in the region. The working capital requirements of the Europe Tire Segment are not unusual relative to the volume of sales involved and prevailing tire industry practices in the countries served by the Europe Tire Segment.

LATIN AMERICAN TIRE

     Another Segment, the Latin American tire business, manufactures, distributes and sells tires in Mexico and throughout Central and South America, sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services (the "Latin American Tire Segment"). The principal class of products of the Latin American Tire Segment is new tires for automobiles, trucks and farm equipment. The Latin American Tire Segment manufactures tires in plants located in Argentina, Brazil, Chile, Colombia, Guatemala, Mexico, Peru and Venezuela.

     The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Latin American Tire Segment, and the percentage of Latin American Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1998:

                                                            Year Ended December 31,
                                                       ------------------------------------------
                                                         1998             1997             1996
                                                       --------        ---------         --------
     Latin American Tire Segment sales                     9.9%            10.8%            10.5%
     Latin American Tire Segment operating income         16.5%            19.4%            19.4%
          Tire sales                                      90.5%            91.0%            90.9%

     The Latin American Tire Segment manufactures and sells several lines of radial and bias-ply passenger, light truck and medium truck tires in Latin America, including the GPS2 radial passenger tire, the Wrangler radial light truck tire and various radial and bias-ply medium truck tires. The Latin American Tire Segment also (1) manufactures and sells tubes for truck and heavy equipment tires, (2) retreads, and provides various materials and related services for, truck, aircraft and heavy equipment tires, (3) manufactures other products, including batteries for motor vehicles, (4) sells new aircraft tires, and (5) provides miscellaneous other products and services.

Markets and Other Information

     The Latin American Tire Segment distributes and sells a broad line of tires for automobiles, trucks and farm equipment throughout Latin America and in various export markets to original equipment manufacturers and the several replacement markets. Goodyear's sales of tires to the replacement markets served by the Latin American Tire Segment substantially exceed its sales to original equipment manufacturers. In Mexico and Central and South America, approximately 82.4% of all passenger and light truck tires, and approximately 26.7% of all medium truck tires, sold by the Company during 1998 were radials.

     The Latin American Tire Segment sells its tires to vehicle manufacturers in Argentina, Brazil, Chile, Colombia, Mexico and Venezuela and to independent dealers and distributors in the several replacement markets in the regions. The Latin American Tire Segment is a major supplier of tires to most manufacturers of automobiles and trucks with facilities in the region, including Ford, General Motors, Volkswagen, DaimlerChrysler, Fiat and Renault.

     Goodyear is the leading tire producer in each of the markets served by the Latin American Tire Segment. Goodyear's major competitors in Latin America include Bridgestone/Firestone, Michelin and Pirelli. Other competitors include various regional producers and imports by various other tire companies, primarily from Asia. During 1998, the Latin American Tire Segment delivered approximately 27.7% of its tire production to other Tire Segments, primarily passenger and truck tires to the United States from plants in Argentina, Brazil, Chile and Mexico, exported and sold approximately 8.6% of its tire production to unaffiliated customers outside Latin America, and imported approximately 4.2% of the tires it sold from the other Tire Segments.

     No customer or group of affiliated customers accounted for as much as 8.2% of the Latin American Tire Segment's sales during 1998. The ten largest customers of the Latin American

Tire Segment represented less than 27.5% of its sales for 1998. The working capital requirements of the Latin American Tire Segment are limited to the extent possible to reduce the effects of inflationary economic conditions in the region and are consistent with prevailing tire industry practices in Latin America. In certain countries the operations of the Latin American Tire Segment are affected from time to time by price controls, import controls, labor regulations, tariffs, and other restrictive governmental regulations.

ASIA TIRE

     The Company's tire business in Asia engages in the development, manufacture, distribution and sale of tires throughout the Western Pacific, including China, India, Indonesia, Japan, Malaysia and Thailand (the "Asia Tire Segment"). The Asia Tire Segment manufactures and sells several lines of tires for automobiles, light and medium trucks, farm implements and construction equipment for both the original equipment and replacement markets. The Asia Tire Segment manufactures tires at facilities located in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and Thailand.

     The table below sets forth the percentage of Goodyear consolidated net sales and operating income attributable to the Asia Tire Segment, and the percentage of Asia Tire Segment sales attributable to the sale of new tires, for each year of the three year period ended December 31, 1998:

                                                  Year Ended December 31,
                                                  -----------------------
                                                  1998      1997      1996
                                                 ------    -----     ------
     Asia Tire Segment sales                      4.0%      5.1%      5.7%
     Asia Tire Segment operating income           0.7%      4.9%      6.0%
          Tire sales                             96.0%     96.9%     96.6%

     The Asia Tire Segment manufactures and sells several lines of radial and bias-ply passenger tires, led by the new Eagle F1 high performance line, the GPS2 and Eagle Aquatred lines, and various lines of radial and bias-ply truck tires, including the Wrangler D-Mark radial light truck tire line and the Hi-Miler bias-ply medium truck tire line.

     The Asia Tire Segment also (1) manufactures tubes for truck, farm and heavy equipment tires, (2) retreads truck, heavy equipment and aircraft tires, and (3) provides miscellaneous other products and services.

Markets and Other Information

     The Asia Tire Segment distributes and sells tires in most countries in Asia and the Western Pacific. Tires are sold to all classes of customers. Goodyear's sales to the replacement markets served by the Asia Tire Segment substantially exceed its sales to original equipment customers in the region. The Asia Tire Segment also exports tires to other Tire Segments and to markets the Company had previously served from other regions or had not previously supplied. During 1998, the Asia Tire Segment delivered approximately 30.3% of its tire production to other Tire Segments, primarily the North American Tire Segment, exported and sold approximately 7.8% of its tire production to unaffiliated customers located outside the region, and imported approximately 1.8% of the tires it sold from the other Tire Segments. Approximately 85% of all passenger and light truck tires, and approximately 7% of all medium truck tires, sold by the Asia Tire Segment during 1998 were radials.

     Goodyear supplies tires to global automobile manufacturers with facilities in China, Japan, the Philippines and India, including Ford, General Motors, Volkswagen, DaimlerChrysler, Toyota, Honda, Nissan, BMW, Fiat, Volvo, Isuzu, Daihatsu and Mitsubishi and regional manufacturers including Bandan (Indonesia), Perodua and Protron (Malaysia), Maruti, Skoda and Telco (India) and AAT (Thailand). In the replacement market, Goodyear sells tires through approximately 1,600 dealers and distributors. In Japan, the Company sells Goodyear-brand tires made by Sumitomo in the replacement market through traditional distribution channels.

     Goodyear is a leading tire manufacturer in several of the markets served by the Asia Tire Segment, including Indonesia, Malaysia and the Philippines. Goodyear is not a major supplier in Thailand, India, Japan, Korea or China. In Asia, Goodyear's principal competitors include Bridgestone, Michelin, Toyo, Yokohama, Sumitomo, Kumho, Hankook, MRF, Ceat and numerous regional tire companies.

     No customer or group of affiliated customers accounted for as much as 10.6% of the sales of the Asia Tire Segment during 1998. The ten largest customers of the Asia Tire Segment accounted for less than 31.8% of its 1998 sales. Ordinarily, the working capital requirements of the Asia Tire Segment are low relative to the volume of sales involved and are consistent with prevailing tire industry practices in each market it serves. During the past two years working capital requirements have increased somewhat due to the economic downturn in most of the region.

     The Asia Tire Segment information does not include the operations of South Pacific Tyre, an Australian Partnership, and South Pacific Tyre Ltd, a New Zealand Company (together "SPT"), which are joint ventures 50% owned by Goodyear and 50% owned by Pacific Dunlop Corporation. SPT is the largest tire manufacturer in Australia and New Zealand, with five tire manufacturing plants and 17 retread plants. For additional information regarding SPT, see Note 19, "Business Segments", of the notes to Financial Statements set forth in Item 8 of this Annual Report, at page 64. In Australia and New Zealand, SPT sells Goodyear brand and Dunlop brand tires through a chain of 540 retail stores and commercial tire centers owned by SPT.

ENGINEERED PRODUCTS

     Another Segment engages in the development, manufacture, distribution and sale of numerous rubber and thermoplastic products worldwide (the "Engineered Products Segment"). The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Engineered Products Segment for each year in the three year period ended December 31, 1998:

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                   1998          1997          1996
                                                                  ------        ------         -----
     Engineered Products Segment sales                             10.1%         10.1%          9.8%
     Engineered Products Segment operating income                   9.9%         10.8%         10.1%

     The products and services comprising the Engineered Products Segment include: (1) belts and hoses for motor vehicles; (2) air springs, engine mounts and chassis parts for motor vehicles; (3) conveyor and power transmission belts;
(4) air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications; (5) tank tracks; and (6) various other engineered rubber products and miscellaneous services. Engineered Products are manufactured in plants located in the United States, Canada, Brazil, Australia, China, Venezuela, Mexico, Slovenia and South Africa.

Markets and Other Information

     Most products of the Engineered Products Segment are sold directly to manufacturers or through independent wholesale distributors. The major portion of the sales of the Engineered Products Segment is made to various industrial and transportation markets for replacement purposes.

     The Engineered Products Segment consists of several product lines in respect of which several manufacturers produce some, but not all, of the products manufactured by Goodyear. There are numerous suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. More than 50 major firms participate in the various engineered rubber products markets. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by the Engineered Products Segment are generally considered to be high quality and competitive in price and performance.

     During 1998, the ten largest customers of the Engineered Products Segment accounted for approximately 41.4% of Engineered Products Segment sales and no customer accounted for more than 13.7% of Engineered Products Segment sales. The principal customers of the Engineered Products Segment include DaimlerChrysler, Ford, General Motors, Navistar and AutoZone. The Engineered Products Segment business is not seasonal to any significant degree and does not maintain a significant inventory or require an unusual amount of working capital when considered in relation to the volume of business transacted.


CHEMICAL PRODUCTS

     Another Segment engages in the development, manufacture, distribution and sale of synthetic rubber and rubber latices and numerous resins and organic chemicals used in rubber and plastic processing and various other chemical products for industrial customers worldwide (the "Chemical Products Segment"). The Chemical Products Segment also owns and operates a natural rubber plantation in Indonesia, owns and operates two natural rubber processing facilities, and conducts natural rubber purchasing operations.

     The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Chemical Products Segment (which includes sales and operating income in respect of products transferred to the other Segments), and to the sales of the Chemical Products Segments to Goodyear's other Segments, for each year in the three year period ended December 31, 1998:

                                                                                    Year Ended December 31,
                                                                              --------------------------------
                                                                               1998         1997         1996
                                                                              ------       ------       ------
      Chemical Products Segment sales                                          7.7%         8.3%          8.9%
      Chemical Products Segment operating income                              12.4%        10.7%         11.7%

      Chemical Products Segment sales to other Segments                        4.2%         4.4%          4.2%

     The major portion (54.0%, 52.3% and 47.4% in 1998, 1997 and 1996, respectively) of the revenues of the Chemical Products Segment were sales to Goodyear's other Segments, primarily synthetic rubber and rubber processing chemicals to the North American Tire Segment, at the lower of a formula price or market. Substantially all production is in the United States, except for certain rubber chemicals manufactured in France.

Markets and Other Information

     The Tire Segments purchase substantially all synthetic rubber, and the major portion of the rubber processing chemicals, produced by the Chemical Products Segment. All products of the Chemical Products Segment sold to external customers are sold directly to manufacturers of various rubber, plastic and chemical products. Natural rubber produced by the Company's plantation and two natural rubber processing facilities is used by the Company, although in the past substantially all natural rubber produced by the Company was sold in the world market. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Goodyear believes the products offered by Chemical Products Segment are generally considered to be high quality and competitive in price and performance.

     During 1998, the ten largest unaffiliated customers of the Chemical Products Segment accounted for approximately 10.9% of the sales of the Chemical Products Segment and no unaffiliated customer accounted for more than 2.0% of its sales. The Chemical Products Segment business is not seasonal to any significant degree and does not require an unusual amount of inventory or working capital relative to the volume of business transacted.

                          GENERAL BUSINESS INFORMATION


Sources and Availability of Raw Materials

     The principal raw materials used in Goodyear's tires and other rubber products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 54%, 55% and 54% of all rubber consumed by Goodyear worldwide during 1998, 1997 and 1996, respectively. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. The major portion of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

     Nylon and polyester yarn, substantial quantities of which are processed in Goodyear's textile mills, and wire for radial tires, a portion of which is produced by Goodyear, are used in significant quantities by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1998, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 1999.

     Goodyear uses substantial quantities of chemicals and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

     Natural rubber and certain other raw material prices decreased during 1998. In general, the Company does not anticipate significant changes in raw material prices during 1999, although many materials are likely to continue to be subject to some price volatility.


Patents and Trademarks

     Goodyear owns approximately 1,895 patents issued by the United States Patent Office and approximately 7,359 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 550 applications for United States Patents pending and approximately 5,288 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Segments.

     Goodyear owns and uses approximately 1,100 different trademarks, including several using the word "Goodyear". These trademarks are protected by approximately 7,000 registrations worldwide. Goodyear also has approximately 950 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business considered as a whole or to the business of any of its Segments are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

Backlog

     Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Segments or its business considered as a whole.

Government Business

     The total amount of Goodyear's business during 1998 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approximately 0.6% of Goodyear's consolidated net sales for 1998. The amount of business under such contracts or subcontracts during 1997 was 0.6% of Goodyear's consolidated net sales for 1997. The amount of business under such contracts or subcontracts during 1996 was 1.1% of consolidated net sales for 1996.

Research and Development

     Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related products in Akron, Ohio, and Colmar-Berg, Luxembourg; tire technical centers in Cumberland, Maryland, and Tsukuba, Japan; and tire proving grounds in Akron, Ohio, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates significant research and development facilities for other products in Akron, Ohio, Green, Ohio, Lincoln, Nebraska, Marysville, Ohio, and Orsay, France.

     During the years ended December 31, 1998, 1997, 1996, 1995 and 1994 Goodyear expended, directly or indirectly, $420.7 million, $384.1 million, $374.5 million, $369.3 million and $341.3 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new manufacturing processes and equipment and improvements to existing processes and equipment. Goodyear estimates that it will expend approximately $440 million for research and development activities during 1999.

Employees

     At December 31, 1998, Goodyear employed approximately 97,104 people throughout the world. Of the approximately 40,798 persons employed in the United States at December 31, 1998, approximately 11,521 were covered by a master collective bargaining agreement, dated May 9, 1997, with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. ("USWA"), which agreement will expire on April 19, 2003 (subject to a reopener on April 19, 2000), and approximately 9,967 were covered by other contracts with the USWA and various other unions.

Compliance with Environmental Regulations

     Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, state and local environmental and occupational safety and health laws and regulations. During 1998, 1997, 1996, 1995 and 1994, Goodyear made capital expenditures aggregating approximately $17.5 million, $16.6 million, $12.5 million, $17.4 million, and $11.7 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $17.8 million during 1999 and approximately $16.8 million during 2000. In addition, Goodyear expended approximately $64.8 million during 1998, and Goodyear estimates that it will expend approximately $83.8 million during 1999 and approximately $78.6 million during 2000, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1998, Goodyear had reserved $71.7 million for anticipated costs associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies. Compliance with Federal, State and local environmental laws and regulations in the future may require a material increase in the Company's capital expenditures and may have a material adverse effect on the Company's earnings and competitive position.


                   INFORMATION ABOUT INTERNATIONAL OPERATIONS

     The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in 28 foreign countries. Goodyear's international manufacturing operations consist primarily of the production of tires. Engineered rubber and certain other products are also manufactured in certain of the Company's plants located outside the United States.

     Goodyear's consolidated net sales and long-lived assets are split between the United States and all foreign countries as follows:

                                 Net Sales                                          Long-Lived Assets
         -----------------------------------------------------   -----------------------------------------------------
                 United States              International              United States               International
 Year    --------------------------  -------------------------   -------------------------  --------------------------
Ended    In Millions   Percent of    In Millions   Percent of    In Millions   Percent of    In Millions   Percent of
12/31    of Dollars   Consolidated   of Dollars   Consolidated   of Dollars   Consolidated   of Dollars   Consolidated
-------  -----------  ------------- -----------  -------------   -----------  -------------  -----------  ------------
  1998   $6,806.4         54%        $5,819.9         46%        $2,750.6        51%        $2,649.5         49%
  1997   $6,831.0         52%        $6,234.3         48%        $2,966.6        59%        $2,074.1         41%
  1996   $6,882.8         53%        $6,102.9         47%        $2,940.5        60%        $1,936.7         40%

     Net sales to unaffiliated customers are attributed to the country where the sale is made, without regard to where the product was manufactured or where the product or service sold was delivered. During 1998, there was no foreign country in which Goodyear's operations contributed more than 5.5% of Goodyear's consolidated net sales or employed more than 6.8% of Goodyear's long-lived assets. Goodyear's operations in Brazil, Canada, England and Germany, Goodyear's four largest foreign operations, contributed approximately 18% of its consolidated net sales.

     Goodyear also participates in joint ventures with Pacific Dunlop Limited. Goodyear and Pacific Dunlop Limited each have a 50% equity interest in South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, "SPT"). SPT operates five tire manufacturing plants, 17 retread plants and a chain of approximately 540 retail outlets in Australia, New Zealand and Papua - New Guinea. The net sales of SPT during 1998, 1997 and 1996 were $636.3 million, $744.2 million and $814.1 million, respectively. The operating income of SPT during 1998, 1997 and 1996 was $47.2 million, $63.5 million and $75.8 million, respectively.

     In addition to the ordinary risks of the marketplace, the Company's foreign operations and the results thereof in some countries are affected by price controls, import controls, labor regulations, tariffs, extreme inflation or fluctuations in currency values. Furthermore, in certain countries where Goodyear operates (primarily countries located in Central and South America), transfers of funds from foreign operations are generally or periodically subject to various restrictive governmental regulations.

ITEM 2. PROPERTIES.

     Goodyear manufactures its products in 83 manufacturing facilities located around the world. There are 31 plants in the United States and 52 plants in 28 other countries.

     NORTH AMERICAN TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the North American Tire Segment having an aggregate of approximately 20.9 million square feet of floor space located at:
(A) in the United States (1) tire plants at Akron, Ohio; Danville, Virginia; Fayetteville, North Carolina; Freeport, Illinois; Gadsden, Alabama; Lawton, Oklahoma; Topeka, Kansas; Tyler, Texas; and Union City, Tennessee; (2) steel tire wire cord plant at Asheboro, North Carolina; (3) textile mills at Cartersville, Georgia; and Decatur, Alabama; (4) tread rubber plants at Radford, Virginia; Social Circle, Georgia; and Spartanburg, South Carolina; and (5) tire mold plants at Statesville, North Carolina; and Stow, Ohio; and (B) in Canada, tire plants located at Medicine Hat, Alberta; Napanee, Ontario; and Valleyfield, Quebec.

     EUROPE TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns and operates the following manufacturing facilities used by the Europe Tire Segment having an aggregate of approximately 13.6 million square feet of floor space located at:
(1) tire plants at Amiens, France; Casablanca, Morocco; Cisterna di Latina, Italy; Colmar-Berg, Luxembourg; Fulda and Phillippsburg, Germany; Adapazari and Ismit, Turkey; Debica, Poland; Kranj, Slovenia; Wolverhampton, England; and Uitenhage, South Africa; and (2) plants at Colmar-Berg, Luxembourg, for the manufacture of tire fabric, steel wire tire cord, tire molds and tire manufacturing machines.

     LATIN AMERICAN TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns and operates tire plants used by the Latin American Tire Segment having an aggregate of approximately 7.9 million square feet of floor space located at: Hurlingham, Argentina; Americana and Sao Paulo, Brazil (also tubes, tire molds, tire fabric and fabric dipping); Santiago, Chile (also tubes and batteries); Cali, Colombia; Guatemala City, Guatemala; Mexico City, Mexico; Lima, Peru; and Valencia, Venezuela.

     ASIA TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns (or has long term land use rights) and operates tire plants used by the Asia Tire Segment having an aggregate of approximately 5.4 million square feet of floor space located at: Dalian, China; Aurangabad and Ballabgarh, India; Bogor, Indonesia; Tansuno, Japan; Kuala Lumpur, Malaysia; Las Pinas and Marikina, Philippines; Taipei, Taiwan; and Bangkok, Thailand.

     ENGINEERED PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the Engineered Product Segment having an aggregate of approximately 5.6 million square feet of floor space located at:
(A) in the United States, (1) hose products plants at Hannibal, Missouri, Lincoln, Nebraska (also power transmission products), Mt Pleasant, Iowa, Norfolk, Nebraska, and Sun Prairie, Wisconsin; (2) conveyor belting plants at Marysville, Ohio, and Spring Hope, North Carolina; (3) air springs plant at Green, Ohio; (4) molded rubber products plant at St. Marys, Ohio; and
(5) automotive parts plant at Logan, Ohio; (B) in Canada, (1) hose products plants at Collingwood, Ontario, and St. Alphonse de Granby, Quebec; (2) conveyor belting plant at Bowmanville, Ontario; (3) power transmission products plant at Owen Sound, Ontario; and (4) molded rubber products plant at Quebec City, Quebec; (C) in Europe and Africa, an air springs and power transmission products plant at Kranj, Slovenia, and conveyor belting and power transmission and hose products plant at Uitenhage, South Africa; (D) in Latin America, (1) conveyor belting and power transmission and hose products plants at Sao Paulo, Brazil, and Tinaquillo, Venezuela; (2) air springs plant at Maua, Brazil; (3) hose products plant at Santiago, Chile; (4) conveyor belting plant at Valencia, Venezuela; and (5) hose products and air springs plant at San Luis Potosi, Mexico; and (E) in Asia, (1) conveyor belting plant at Bayswater, Australia; and
(2) hose products plant at Qingdao, China.

     CHEMICAL PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns and operates manufacturing facilities used by the Chemical Products Segment having an aggregate of approximately 2.6 million square feet of floor space located at:
(1) synthetic rubber and rubber chemicals at Bayport, Beaumont and Houston, Texas; (2) specialty resins plant at Akron, Ohio; and (3) rubber chemicals plants at Niagara Falls, New York, and LeHavre, France.

     The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment and for expansion, modernization and replacement of existing plants and equipment and related assets aggregated $838.4 million in 1998, $699.0 million in 1997 and $617.5 million in 1996. Of said amounts, $447.7 million in 1998, $343.2 million in 1997 and $301.4 million in 1996 were expended on facilities located in the United States. The Company estimates that its capital expenditures during 1999 (other than the cost of completing the global alliance with Sumitomo and the cost of any acquisitions of new businesses) will total approximately $750 million to $900 million.

     Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 92% of capacity during 1998, 92% of capacity during 1997 (excluding the 19 day period plants were closed due to the strike by the United Steel Workers at five tire plants in the United States) and 91% of capacity during 1996. Goodyear's worldwide tire capacity utilization was approximately 91% of capacity during 1998, 90% during 1997 (excluding the period of said strike) and 89% during 1996. In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building, or have announced plans to install, additional capacity for passenger tires and light and medium truck tires over the next few years. Since 1996, Goodyear has also acquired, or is in the process of installing, acquiring or obtaining access to, additional tire manufacturing capacity in various markets, including China, India, the Philippines, Poland, Slovenia and South Africa, and, in the planned global alliance with Sumitomo, in the United States, England, France and Germany. Continued high levels of capacity utilization by the tire industry during 1999 will be dependent on continued high production levels by the original equipment manufacturers in the United States and Europe and growth in the original equipment markets in Asia and Latin America, coupled with continued high levels of demand in the replacement markets throughout the world.

     During 1998, the manufacturing facilities used by the Engineered Products Segment were operated at approximately 76% of rated capacity, compared to approximately 77% and 69% in 1997 and 1996, respectively. The manufacturing facilities used by the Chemical Products Segment were operated at approximately 90% of rated capacity during 1998, compared to 89% and 94% in 1997 and 1996, respectively.

     Giving effect to plant expansions and modernizations recently completed or presently underway or planned, the Company's manufacturing facilities are generally expected to have production capacity sufficient to satisfy presently anticipated demand for the Company's tires and other products.

     The Company also owns and operates a rubber plantation in Indonesia, natural rubber processing facilities in Indonesia and the Philippines, and research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, Lincoln, Nebraska, Green, Ohio, Marysville, Ohio, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates tire technical centers in Cumberland, Maryland, and Tsukuba, Japan, and a tire proving ground in Colmar-Berg, Luxembourg.

     The Company operates approximately 988 retail outlets for the sale of its tires to consumers in the United States and Canada and approximately 401 retail outlets in other countries.

Worldwide, the Company also operates approximately 120 tire retreading facilities and approximately 230 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 8, "Properties and Plants," and Note 10, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 54 and 58, respectively.


ITEM 3. LEGAL PROCEEDINGS.

     At March 15, 1999, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

     (A) Since January 19, 1990, a series of 66 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), formerly a wholly-owned subsidiary (and now a part) of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the court granted Registrant's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. On April 7, 1997, the plaintiffs appealed the Order and Judgment of the Court to the United States Court of Appeals for the Fourth Circuit. On May 11, 1998, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the District Court and remanded the cases for further proceedings. On January 28, 1999, the court granted Registrant's motion for summary judgment on causation and issued a Final Judgment Order with respect to all of these cases, dismissing each case with prejudice and assessing costs to the plaintiffs. On February 24, 1999, the plaintiffs appealed the Final Judgment Order of the Court to the United States Court of Appeals for the Fourth Circuit.

     (B) On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named Plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Government as a part of the United States Department of Energy ("DOE") located in Pike County, Ohio (the "Portsmouth DOE Plant"), against Divested Atomic Corporation ("DAC"), the successor by merger of Goodyear Atomic Corporation ("GAC"), Registrant and Martin Marietta Energy Systems, Inc., presently known as Lockheed Martin Energy Systems ("LMES"). GAC had operated the Portsmouth DOE Plant pursuant to a series of contracts with the DOE for several years until November 16, 1986, when LMES assumed operation of the Portsmouth DOE Plant. The Plaintiffs allege that the past and present operators of the Portsmouth DOE Plant, GAC (then a wholly-owned subsidiary of Registrant) and LMES, contaminated certain areas near the Portsmouth DOE Plant with radioactive or other hazardous materials, or both, causing property damage and emotional distress. Plaintiffs are claiming $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a new civil action, Adkins, et al. v. Divested Atomic Corporation, et al.
(Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, on behalf of approximately 276 persons who currently reside, or in the past resided, near the Portsmouth
DOE Plant against DAC, the Registrant and LMES. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to windborne particulates and water run off from the Portsmouth DOE Plant, that DAC (and, therefore, Registrant) and LMES in their operation of the

Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and
(iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million of punitive damages, costs, expenses, attorney's fees and other unspecified legal and equitable remedies.

     (C) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against Registrant (and two employees of Registrant) by
22 tire dealers located in Texas who are or were customers of Registrant, either as independent dealers or franchisees. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealings with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. In 1998, plaintiffs voluntarily dismissed the claim that Registrant violated the Texas Antitrust Act. On February 23, 1999, on Registrant's motion, the Court issued an order dismissing with prejudice the plaintiffs' claim that Registrant breached its fiduciary duty to the plaintiffs. Also in February 1999, the claims of two of the plaintiffs were dismissed with prejudice. The twenty plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater of $230 million or 10% of Registrant's net worth, and injunctive and other relief.

     (D) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), and five individuals, including Samir G. Gibara, Chairman of the Board, Chief Executive Officer and President of Registrant, by Orion Tire Corporation, a California corporation ("Orion"), China Tire Holdings Limited, a Bermuda corporation ("China Tire"), and China Strategic Holdings Limited, a Hong Kong corporation ("China Strategic"). The plaintiffs alleged, among other things, that, in connection with Registrant's acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, in 1994, Registrant and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants were alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. On motion made by Registrant, the court dismissed all individual defendants from the proceeding for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire. The remaining claims of Orion and China Tire are that Registrant and GIC allegedly (i) engaged in conduct which constituted tortious interference with the prospective economic advantage of Orion by allegedly wrongfully obstructing and interfering with Orion's alleged prospective business ventures involving the Dalian Facility and (ii) committed trade libel and defamation in respect of Orion and China Tire by knowingly publishing untrue statements regarding Orion and China Tire to various officials of the Dalian Facility and various governmental bodies in the People's Republic of China. The plaintiffs are seeking more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from Registrant and GIC and such further relief as the court may deem appropriate.

     (E) In January 1997, Registrant filed a civil action, Goodyear v. Chiles Power Supply Inc., d/b/a Heatway Systems (Case No. 5:97CV0335), against Chiles Power Supply Inc. ("Heatway"), which is pending in the United States District Court for the Northern District of Ohio, Eastern Division, seeking (i) to collect $2.3 million due for Entran 3 hose sold and delivered to Heatway and (ii) to obtain a declaratory judgment to the effect that Registrant's obligations in respect of Entran 2 hose sold to Heatway in the past are limited by Registrant's standard written terms and conditions of sale. Heatway counterclaimed, alleging that, among other things, all Entran 2 hose sold to Heatway was defective, that Registrant misrepresented the properties and capabilities of Entran 2 hose, and that Heatway has been damaged as a result. In June 1998, the District Court granted Registrant's motion for summary judgment against Heatway as to its claim for $2.3 million due for hose purchased from Registrant and found, among other things, that Heatway may not assert any fraud claim against Registrant in respect of substantially all of the hose sold by Goodyear to Heatway. A trial is scheduled for January of 2000 to adjudicate the remaining claims. Heatway is seeking an unspecified amount of actual and punitive damages. Heatway has asserted that its actual damages may be as much as $2.5 billion. In addition, a class action complaint, Anderson, et al. v. Goodyear, et al., (Case Number 98CV439), was filed in November 1998 in the District Court of Eagle County, Colorado, against Registrant and Heatway on behalf of a putative class consisting of all persons who have or had an ownership interest in real property located in Colorado on which heating systems using Entran 2 hose have been installed and who have suffered or may suffer damages to their property due to the alleged defective nature of the Heatway systems and/or Entran 2 hose. The plaintiffs claim breach of express warranty, breach of implied warranty of merchantability and fitness for a particular purpose, negligence and strict liability for defective product against both Heatway and Registrant. In addition, fifteen other cases involving twenty-four sites have been filed against Heatway and Registrant by plaintiffs who purchased Heatway heating systems alleging damages resulting from system failures based on all or some of the claims made in the Anderson Case. The plaintiffs in these cases are claiming damages in unspecified amounts, plus interest from the date damages were incurred, attorney's fees, costs and such other relief as the court may deem proper.

     (F) Since April 1, 1995, Goodyear has received two subpoenas issued in connection with an industry-wide investigation being conducted by the Cleveland, Ohio, office of the Antitrust Division of the United States Department of Justice into possible violations of Section 1 of the Sherman Act by tire manufacturers. The subpoenas call for the production of documents to a Federal grand jury sitting in Cleveland. Goodyear has completed its response to the subpoenas and is cooperating fully with the Department of Justice in the investigation.

     (G) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at March 15, 1999, including claims and proceedings relating to several waste disposal sites that have been identified by the USEPA and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

     Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at March 15, 1999, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1998, by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear's consolidated net income for the period during which such determination occurs could be materially affected.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 1998.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

     Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant at March 15, 1999,
(2) all positions with the Registrant presently held by each such person and
(3) the positions held by, and principal areas of responsibility of, each such person during the last five years.


          Name                         Position(s) Held                  Age
          ----                         ----------------                  ---

    SAMIR G. GIBARA    Chairman of the Board, Chief Executive Officer     59
                                  and President and Director

    Mr. Gibara served in various managerial capacities after joining
Goodyear in 1966. Mr. Gibara was elected a Vice President of Registrant on October 6, 1992, serving in that capacity as the executive officer responsible for strategic planning and business development and as the acting Vice
President of Finance and principal financial officer of Registrant. On May 3, 1994, Mr. Gibara was elected an Executive Vice President of Registrant and, in such capacity, was the executive officer responsible for the North American Tire Operations of Registrant. Effective April 15, 1995, Mr. Gibara was elected President and Chief Operating Officer of Registrant. Mr. Gibara was elected President and Chief Executive Officer of Registrant effective January 1, 1996, and Chairman of the Board, Chief Executive Officer and President effective July 1, 1996. Mr. Gibara is the principal executive officer of Registrant. Mr. Gibara has been a director of Registrant since April 15, 1995.

    WILLIAM J. SHARP       President, Global Support Operations           57

    Mr. Sharp served in various tire production posts until elected, effective April 1, 1991, an Executive Vice President of Registrant, serving in that capacity, as the executive officer of Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. Effective January 1, 1996, Mr. Sharp was elected Registrant's President, Global Support Operations of Registrant, and, as such, he is the executive officer having corporate responsibility for Goodyear's research and development, manufacturing, purchasing, materials management, quality assurance, and environmental and health and safety improvement activities worldwide. Mr. Sharp has been an employee of Goodyear since 1964.

    ROBERT W. TIEKEN            Executive Vice President                  59
                              and Chief Financial Officer

    Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice President and the Chief Financial Officer of Registrant. From April of 1993 through April of 1994, Mr. Tieken was the Vice President of Finance of Martin Marietta Corporation. Mr. Tieken was Vice President, Finance and Information Technology, of General Electric Aerospace from 1988 until it was acquired by Martin Marietta Corporation in April 1993. Mr. Tieken is the principal financial officer of Registrant.

    EUGENE R. CULLER, JR.       Executive Vice President                  60

    Mr. Culler served in various capacities until August 2, 1988, when he was elected an Executive Vice President of Registrant, serving in that capacity as the executive officer of Registrant responsible for Goodyear's North American Tire operations until September 30, 1991. Mr. Culler was the President of Goodyear Canada Inc., a wholly-owned subsidiary of Registrant, from October 1, 1991 to April 15, 1995. Mr. Culler was again elected an Executive Vice President of Registrant effective April 15, 1995, and, as such, he is the executive officer responsible for Goodyear's North American Tire Operations. Mr. Culler has been an employee of Goodyear since 1961.

         Name                        Position(s) Held                   Age
         ----                        ----------------                   ---

     JAMES BOYAZIS             Vice President and Secretary             62

     Mr. Boyazis joined Goodyear in 1963, serving in various posts until June 2, 1987, when he was elected a Vice President and the Secretary of Registrant. He is also the Associate General Counsel of Registrant.


     JOHN P. PERDUYN                  Vice President                    59

     Mr. Perduyn served in various public relations posts until he was elected a Vice President of Registrant effective June 1, 1989. He is the executive officer of Registrant responsible for Goodyear's public affairs activities.
Mr. Perduyn has been an employee of Goodyear since 1970.


     RICHARD P. ADANTE                Vice President                    52

     Mr. Adante served in various engineering and management posts until April 1, 1991, when he was elected a Vice President of Registrant. He is the executive officer of Registrant responsible for materials management. Mr. Adante has been an employee of Goodyear since 1966.


     GARY A. MILLER                   Vice President                    52

     Mr. Miller served in various management and research and development posts until he was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant responsible for Goodyear's purchasing operations. Mr. Miller has been an employee of Goodyear since 1967.


     MIKE L. BURNS                    Vice President                    57

     Mr. Burns served in various human resources posts until he was elected a Vice President of Registrant effective March 1, 1993. He is the executive officer of Registrant responsible for Goodyear's human resources and total quality systems. Mr. Burns has been an employee of Goodyear since 1965.


     GEORGE E. STRICKLER              Vice President                    51

     Mr. Strickler served in various accounting, treasury and financial management posts until he was elected a Vice President and the Comptroller of Registrant effective September 1, 1993. Since June 1, 1996, Mr. Strickler has served as a Vice President of Registrant and is the executive officer of Registrant responsible for the financial functions of Goodyear's North American Tires operations. Mr. Strickler has been an employee of Goodyear since 1969.


     RICHARD J. STEICHEN              Vice President                    55

     Dr. Steichen served in various research and development posts until November 1, 1992, when he was appointed the General Manager of Technology and Quality Assurance of South Pacific Tyres, a joint venture company 50% owned by Goodyear, serving in that capacity until November 30, 1994. Dr. Steichen was elected a Vice President of Registrant effective December 1, 1994, responsible for Goodyear's worldwide tire technology activities. Since May 1, 1998, Dr. Steichen has been the executive officer of Registrant responsible for Goodyear's research activities. Dr. Steichen has been an employee of Goodyear since 1973.


     C. THOMAS HARVIE       Vice President and General Counsel          56

     Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel of Registrant. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995.

           Name                   Position(s) Held                   Age
           ----                   ----------------                   ---

    SYLVAIN G. VALENSI             Vice President                    56

     Mr. Valensi served in various finance, sales and marketing positions until November 1993, when he was named President and Chief Executive Officer of Goodyear France S.A., a wholly-owned subsidiary of Registrant. On February 1, 1996, Mr. Valensi was appointed Vice President, European Region. On November 5, 1996, Mr. Valensi was elected a Vice President of Registrant and in that capacity serves as the executive officer of Registrant responsible for Goodyear's tire operations in Europe, Africa and the Middle East. Mr. Valensi has been an employee of Goodyear since 1965.


    JOSEPH M. GINGO                Vice President                    54

    Mr. Gingo served in various research and development and managerial posts until elected a Vice President of Registrant effective November 1, 1992, serving in that capacity as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until January 1, 1995, when he was appointed Vice President, Asia Region. On November 5, 1996, Mr. Gingo was elected a Vice President of Registrant and, in that capacity, was responsible for Goodyear's operations in Asia until September 1, 1998, when he was placed on special assignment to the Chairman of the Board. Since December 1, 1998, Mr. Gingo has served as the Vice President of Registrant responsible for Goodyear's worldwide Engineered Products operations. Mr. Gingo has been an employee of Goodyear since 1966.


    JOHN C. POLHEMUS               Vice President                    54

    Mr. Polhemus served in various managerial positions in Goodyear's international operations until June 1, 1991, when he was appointed Managing Director and President of Goodyear do Brazil Produtos de Borracha Ltda, a wholly-owned subsidiary of Registrant. On April 10, 1995, Mr. Polhemus was appointed Vice President for the Latin America region. On November 5, 1996,
Mr. Polhemus was elected a Vice President of Registrant and, in that capacity, is the executive officer of Registrant responsible for Goodyear's Latin American tire operations. Mr. Polhemus has been an employee of Goodyear since 1969.


    TERRY L. PERSINGER              Vice President                   54

    Mr. Persinger joined Goodyear in 1966, serving in various research and development and managerial positions until May 16, 1989, when he was appointed Vice President and General Manager of the Polyester Division. He served in that capacity until December 1992, when the Polyester Division was sold to Shell Oil Company and Mr. Persinger left Goodyear and joined Shell. He rejoined Goodyear effective January 1, 1995, when he was appointed Vice President and General Manager of Engineered Products. On November 5, 1996, Mr. Persinger was elected a Vice President of Registrant and, in that capacity, was the executive officer of Registrant responsible for Goodyear's worldwide Engineered Products operations until December 1, 1998, when he was placed on special assignment to the Chairman of the Board.


    DENNIS E. DICK                 Vice President                    59

    Mr. Dick served in various research and development and production posts until elected a Vice President of Registrant on April 9, 1984, serving as the executive officer of Registrant responsible for Goodyear's general products technology management activities worldwide until October 1991, when he was appointed Vice President and General Manager of Goodyear's Chemical Division. On November 5, 1996, Mr. Dick was elected a Vice President of Registrant and is the executive officer of Registrant responsible for Goodyear's worldwide Chemical Products operations. Mr. Dick has been an employee of Goodyear since 1964.

       Name                             Position(s) Held                     Age
       ----                             ----------------                     ---

     JOHN W. RICHARDSON                  Vice President                       54

     Mr. Richardson served in various financial and general management posts until he was appointed General Auditor of Goodyear on February 1, 1993, serving in that post until appointed Vice President and Comptroller on June 1, 1996. He was elected Vice President - Corporate Finance of Registrant on November 5, 1996 and in that capacity is the principal accounting officer of Registrant.
Mr. Richardson has been an employee of Goodyear since 1967.


     CLARK E. SPRANG                     Vice President                       56

     Mr. Sprang served in various financial posts until appointed Vice President Business Development effective September 1, 1993. Mr. Sprang was elected a
Vice President of Registrant on November 5, 1996 and is the executive officer of Registrant responsible for Goodyear's worldwide business development activities. Mr. Sprang has been an employee of Goodyear since 1966.


     WILLIAM M. HOPKINS                  Vice President                       54

     Mr. Hopkins served in various tire technology and managerial posts until appointed General Manager of Multipurpose Vehicle and Specialty Tires in January of 1993. Mr. Hopkins was appointed Director of Tire Technology for North American Tires effective June 1, 1996. He was elected a Vice President of Registrant effective May 19, 1998 and is the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities. Mr. Hopkins has been an employee of Goodyear since 1967.


     KENNETH B. KLECKNER                 Vice President                       51

     Mr. Kleckner served in various engineering and manufacturing management posts until he was appointed Manager of Registrant's Lawton, Oklahoma Tire Plant effective July 1, 1993. He served as the Vice President of Manufacturing and Operations of Kelly-Springfield Tire Company, a division of Registrant, from May of 1994 until June of 1996, when he was appointed Director - Tire Manufacturing for the Company's Latin American Region. He was appointed Vice President - Engineering effective June 16, 1997. Mr. Kleckner was elected a Vice President of Registrant effective May 19, 1998 and is the executive officer of Registrant responsible for Goodyear's worldwide process engineering activities.
Mr. Kleckner has been an employee of Goodyear since 1971.


     DEBRA M. WALKER                     Vice President                       42

     Ms. Walker served in various marketing and information services posts until she was appointed Manager of Dealer Sales for North American Tires effective January 1, 1994. She was appointed Director - Retail Systems effective
February 16, 1995, Vice President - Retail Systems effective April 16, 1996, and Vice President and Chief Information Officer of Registrant effective April 16, 1997. Ms. Walker was elected a Vice President of Registrant effective May 19, 1998 and is the Chief Information Officer of Registrant. She is responsible for Goodyear's global information technology strategy and architecture. Ms. Walker has been an employee of Goodyear since 1979.


     HUGH D. PACE                        Vice President                       47

     Mr. Pace served in various international sales and marketing posts until 1992, when he became President and Managing Director of Compania Hulera
Goodyear - Oxo, S.A. de C.V., a wholly-owned subsidiary of Registrant.
Mr. Pace was elected a Vice President of Registrant effective December 1, 1998 and is the executive officer responsible for Goodyear's tire operations in Asia, Australia and the Western Pacific. Mr. Pace has been an employee of Goodyear since 1975.

          Name                   Position(s) Held                  Age
          ----                   ----------------                  ---

    DONALD D. HARPER              Vice President                    52

    Mr. Harper served in various industrial engineering and human resources posts until December 1, 1993, when he was appointed Director of Salaried Human Resources and Employment Practices. He was appointed Director of Human Resources for North American Tires effective December 1, 1994. In June 1996, Mr. Harper was appointed Vice President of Human Resources Planning, Development and Change. Mr. Harper was elected a Vice President effective December 1, 1998 and is the executive officer responsible for Goodyear's human resources planning, development and change. Mr. Harper has been an employee of Goodyear since 1968.

    STEPHANIE W. BERGERON    Vice President and Treasurer           45

    Ms. Bergeron joined Goodyear on December 29, 1998 and was elected Vice President and Treasurer of Registrant effective January 1, 1999. Ms. Bergeron is the executive officer responsible for Goodyear's worldwide treasury operations, risk management activities and pension assets management. Prior to joining Goodyear, Ms. Bergeron was Vice President and Assistant Treasurer - Corporate Finance of DaimlerChrysler Corporation, serving in that position beginning November of 1994. She was Finance Director, Corporate Financial Activities, of Chrysler Corporation from 1993 to November 1994.

    No family relationship exists between any of the above named executive officers or between said executive officers and any director or nominee for director of Registrant.

    Each executive officer is elected by the Board of Directors of Registrant at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 12, 1999.





                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


    The principal market for Registrant's Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). Registrant's Common Stock is also listed on the Chicago Stock Exchange and The Pacific Exchange. Overseas listings include the Amsterdam, Paris and the Swiss Stock Exchanges.

    Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1998 and 1997 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 68 and is incorporated herein by specific reference. The first quarter 1999 cash dividend, paid on March 15, 1999 to shareholders of record at February 16, 1999, was $.30 per share.

    At February 16, 1999, there were 28,377 record holders of the 155,987,524 shares of the Common Stock of Registrant then outstanding. Approximately 8,467,922 shares of the Common

Stock of Registrant were beneficially owned by approximately 34,090 participants in four Employee Savings Plans sponsored by Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.


                                  * * * * * *



     On February 25, 1999, Registrant issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Y13,073,070,934 (the "Note") which is convertible into 2,281,115 shares of the Common Stock of Registrant at a conversion price of Y5,731 per share, subject to certain adjustments. The
Note was purchased by Sumitomo Rubber Industries, Ltd. and is not transferable. Registrant may redeem the Note prior to the period during which it is convertible. If the Note is not redeemed, during the period beginning July 16, 2000 and ending August 15, 2000 Sumitomo may convert the entire principal amount of the Note into said 2,281,115 shares (subject to certain adjustments) of the Common Stock of Registrant. The Note was sold directly to Sumitomo at par. No commission or underwriter's discount was paid in connection with the issuance and sale of the Note and no commission or fee will be paid upon any conversion of the Note into shares of Registrant's Common Stock. The proceeds were used to purchase a similar convertible note from Sumitomo. The Registrant determined that the sale of the Note was, and any issuance of Registrant's Common Stock to Sumitomo upon any conversion of the Note will be, exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        Year Ended December 31,
                                                  ---------------------------------------------------------------------
(In millions, except per share)............          1998           1997           1996           1995          1994
                                                  ---------      ---------      ---------      ---------      ---------
Net Sales.................................        $12,626.3      $13,065.3      $12,985.7      $13,039.2      $12,209.2
Income from Continuing
     Operations...........................            717.0          522.4          558.5          575.2          560.7
Discontinued Operations...................            (34.7)          36.3         (456.8)          35.8            6.3
                                                  ---------      ---------      ---------      ---------      ---------
Net Income................................        $   682.3      $   558.7      $   101.7      $   611.0      $   567.0
                                                  =========      =========      =========      =========      =========
Per Share of Common Stock:
Income (Loss) Per Share - Basic:
Income from Continuing
     Operations...........................        $    4.58      $    3.34      $    3.60      $    3.78      $    3.71
Discontinued Operations...................             (.22)           .24          (2.94)           .24            .04
                                                  ---------      ---------      ---------      ---------      ---------
Net Income - Basic........................        $    4.36      $    3.58      $     .66      $    4.02      $    3.75
                                                  =========      =========      =========      =========      =========
Income (Loss) Per Share - Diluted:
Income from Continuing
     Operations...........................        $    4.53      $    3.30      $    3.56      $    3.74      $    3.66
Discontinued Operations...................             (.22)           .23          (2.91)           .23            .04
                                                  ---------      ---------      ---------      ---------      ---------
Net Income - Diluted......................        $    4.31      $    3.53      $     .65      $    3.97      $    3.70
                                                  =========      =========      =========      =========      =========
Dividends Per Share.......................        $    1.20      $    1.14      $    1.03      $     .95      $     .75
Total Assets..............................        $10,589.3      $ 9,917.4      $ 9,671.8      $ 9,789.6      $ 9,123.3
Long Term Debt............................        $ 1,186.5      $   844.5      $ 1,132.2      $ 1,320.0      $ 1,108.7
Shareholders' Equity......................        $ 3,745.8      $ 3,395.5      $ 3,279.1      $ 3,281.7      $ 2,803.2

Notes:  (1) See "Principles of Consolidation" at Note 1 ("Accounting
            Policies") to the Financial Statements at page 48.

        (2) Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share-diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

        (3) Net Income in 1997 included net after-tax charges of $176.3 million, or $1.12 per share-diluted, for rationalizations.

        (4) Net Income in 1996 included net after-tax charges of $573.0 million, or $3.65 per share-diluted, for the writedown of the All American Pipeline System and related assets and other rationalizations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     (All per share amounts are diluted)


CONSOLIDATED

     Sales in 1998 were $12.63 billion, compared to $13.07 billion in 1997 and $12.99 billion in 1996.

     Income from continuing operations in 1998 was $717.0 million or $4.53 per share, increasing 37.3% from $522.4 million or $3.30 per share in 1997 and 28.4% from $558.5 million or $3.56 per share in 1996.

     Net income was $682.3 million or $4.31 per share in 1998, compared to $558.7 million or $3.53 per share in 1997 and $101.7 million or $.65 per share in 1996. Net income reflected the discontinued operations of the Company's oil transportation business, as discussed below.

Net Sales

     Worldwide tire unit sales in 1998 increased 1.7% from 1997. Replacement unit sales increased 4.4%, but original equipment volume decreased 4.3% due primarily to adverse economic conditions in Latin America and Asia. North American volume rose 2.3% and European unit sales were 5.6% higher. In 1997, tire unit sales rose 5.0% on increased replacement volume in all regions and higher original equipment volume in North America, Europe and Latin America.

     Revenues in 1998 were favorably impacted by higher tire unit sales and acquisitions, but decreased due primarily to the adverse effect of currency translation on international results. The Company estimates that versus 1997, currency movements adversely affected revenues in 1998 by approximately $468 million. In addition, revenues in 1998 decreased due to continued worldwide competitive pricing pressures, lower tire unit sales in Latin America and Asia, lower unit sales of engineered and chemical products and strikes in the U.S. against General Motors. Revenues in future periods may continue to be adversely affected by currency translations and competitive pricing pressures.

     Revenues in 1997 increased due primarily to higher unit sales of tires and engineered products and acquisitions, despite continued competitive pricing pressures worldwide and the strengthening of the U.S. dollar in 1997 versus various foreign currencies. The Company estimates the adverse affect of currency movements on revenues in 1997 to be approximately $383 million.

Cost of Goods Sold

     Cost of goods sold was 76.6% of sales in 1998, compared to 76.7% in 1997 and 76.8% in 1996. Raw material costs decreased during 1998 and 1997, and are not expected to increase significantly in 1999. Labor costs increased in both 1998 and 1997, due in part to United States wage agreements, which provided for significant wage and benefit improvements.

     Manufacturing costs were adversely affected in 1998 by the transition to seven-day operations at certain U.S. and European production facilities, and in 1997 by a 19-day strike against the Company by the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (USWA). Costs in both 1998 and 1997 benefited from efficiencies achieved as a result of ongoing cost containment measures.

     Research and development expenditures in 1998 were $420.7 million, compared to $384.1 million in 1997 and $374.5 million in 1996. Expenditures in 1999 are expected to be approximately $440 million.

SAG

    Selling, administrative and general expense (SAG) in 1998 was 14.9% of sales, compared to 14.4% in 1997 and 14.5% in 1996. SAG in 1998 was adversely affected by software reengineering costs and acquisitions. SAG benefited in both 1998 and 1997 from lower employment levels in the U.S., which reduced compensation and benefit costs, and the favorable impact of ongoing worldwide cost containment measures. SAG in 1997 was adversely affected by the acquisition of the South African subsidiary.

EBIT

    EBIT (gross margin less selling, administrative and general expense) reflected the adverse affect of currency translations. The Company estimates that currency movements adversely affected EBIT in 1998 by approximately $65 million versus 1997. The adverse impact on 1997 EBIT was estimated to be approximately $46 million versus 1996.

Rationalizations and Other Actions

1998

    The Company recorded a benefit totaling $22 million ($14.7 million after tax or $.09 per share) in the second quarter resulting from the favorable settlement of obligations related to the Company's withdrawal of support for the worldwide Formula 1 racing series. Additionally, the Company reversed certain reserves totaling $7.7 million ($4.9 million after tax or $.03 per share) related to plant downsizing and closure activities in North America, due to a change in the 1997 rationalization plan. The Company also recorded gains totaling $123.8 million ($76.4 million after tax or $.48 per share) on the disposition of a latex processing facility in Georgia, six distribution facilities in North America and certain other real estate.

1997

    As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on core businesses. In connection with these actions, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates have been or will be released. A charge of $265.2 million ($176.3 million after tax or $1.12 per share) was recorded, of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The remaining balance of this provision totaled $88.2 million and $201.9 million at December 31, 1998 and 1997, respectively.

    The Company recorded a charge of $146.1 million for the release of more than 3,000 associates around the world. At December 31, 1997, approximately 450 associates had been released at a total cost of $25.3 million. During 1998, approximately 1,200 associates were released at a cost of approximately $30 million. The 1997 plan provides for the release of approximately 1,400 more associates and $59.3 million had been reserved for that cost at December 31, 1998.

    Optimization, downsizing, consolidation and withdrawal costs, other than associate-related costs, of $119.1 million were recorded, of which $60.5 million were incurred through December 31, 1998.

    The actions consisted of the withdrawal of support of Formula 1 racing, downsizing and closure actions at four United States production facilities, the consolidation of the Kelly-Springfield division into the Company's headquarters, the consolidation of distribution facilities in North America from 40 to 18, the consolidation of commercial tire outlets and the realignment of certain production. The costs include the writeoff of buildings and equipment, lease cancellation and non-cancelable lease costs and the cost of fulfillment of certain contracts.

     At December 31, 1998 and 1997, the remaining balance of the provision for these costs totaled $28.9 million and $112.8 million, respectively. During 1998, approximately $54.2 million was charged to the reserve and $29.7 million was reversed ($22 million in respect of withdrawal of support for Formula 1 racing and $7.7 million for plant downsizing and closure activities that were changed). The Company expects that the major portion of the actions will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $200 million are expected when the actions have been fully implemented.

1996

     As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.61 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. The remaining balance of these provisions totaled $9.1 million and $49.6 million at December 31, 1998 and 1997, respectively.

     The Company recorded $113.3 million for the release of approximately 2,800 associates around the world. At December 31, 1997, approximately 2,300 associates had been released at a cost of approximately $85.8 million. During 1998, approximately 150 associates were released at a cost of $13.1 million. The 1996 reserve was reduced by approximately $8.7 million due to a higher than expected number of retirements. The Company plans to release approximately 120 more associates under the 1996 plan and had $5.7 million reserved at December 31, 1998 for that cost.

     Rationalization costs, other than for associate-related costs, of $35.2 million were recorded, of which $31.8 million were incurred through December 31, 1998.

     The costs related to discontinuing the production of polyvinylchloride
(PVC) at the Niagara Falls chemical manufacturing facility, the closure of certain Canadian retail stores, production rationalization plans at international locations, primarily the closure of the Greece tire manufacturing facility, and rationalization of production at various tire plants in the United States. The costs recorded and incurred related primarily to the writeoff of equipment and noncancellable leases. The remaining balance of these provisions at December 31, 1998 and 1997 totaled $3.4 million and $22.1 million, respectively. The Company expects to substantially complete these plans in 1999. Annual pretax savings of approximately $110 million are expected when the plans have been fully implemented.

     Asset Sales -- The Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of assets.

     For further information, refer to the note to the financial statements No. 2, Rationalizations.

Interest Expense

     Interest expense in 1998 was $147.8 million, compared to $119.5 million in 1997 and $128.6 million in 1996. Debt levels increased in 1998 to fund acquisitions and support increased working capital levels.

Other Expense

     Other expense was $46.4 million in 1998, compared to $24.5 in 1997 and $22.6 in 1996. A charge of $15.9 million ($10.4 million after tax or $.07 per share) was recorded in 1998 for the settlement of several related lawsuits involving employment matters in Latin America. Interest income decreased in both 1998 and 1997 due primarily to lower levels of time deposits worldwide.

     For further information, refer to the note to the financial statements No. 5, Other Expense.

Foreign Currency Exchange

     Foreign currency exchange increased pretax income by $2.6 million in 1998 and $34.1 million in 1997, but lowered pretax income by $7.4 million in 1996. The improvement in 1997 was due primarily to the Company's currency exposure management strategies, primarily related to the impact of the strengthening of the U.S. dollar versus various European and Asian currencies.

Income Taxes

     The Company's effective tax rate was 27.6%, 28.0% and 29.6% in 1998, 1997 and 1996, respectively. Net income in 1998 and 1997 benefited from a lower effective tax rate due to strategies that allowed the Company to manage global cash flows and minimize tax expense.

     For further information, refer to the note to the financial statements No. 17, Income Taxes.

Discontinued Operations

     On July 30, 1998, the Company sold substantially all of the assets and liabilities of its oil transportation business to Plains All American Inc., a subsidiary of Plains Resources Inc. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share. Proceeds from the sale were $422.3 million, which included distributions to the Company prior to closing of $25.1 million. The principal assets of the oil transportation business included the All American Pipeline System, a heated crude oil pipeline system consisting of a 1,225 mile mainline segment extending from Las Flores and Gaviota, California, to McCamey, Texas, a crude oil gathering system located in California's San Joaquin Valley and related terminal and storage facilities. The transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required.

     For further information, refer to the note to the financial statements No. 3, Discontinued Operations.

Strategic Alliance

     On February 3, 1999, the Company signed a memorandum of understanding (MOU) with Sumitomo Rubber Industries, Ltd. (SRI), under which the Company and SRI would enter into a strategic alliance for the manufacture and sale of tires. The MOU provides for the creation of jointly held tire companies in Europe, North America and Japan, jointly held companies for global technology exchange and for global purchasing, and the investment by the Company and SRI in the common stock of the other. Definitive agreements are expected to be signed later this year. The Company expects to realize synergies and efficiencies from the integration and merger of its operations with those of SRI and accordingly, produce and distribute a broader variety of lower cost, higher quality products.

     Under the terms of the MOU, the Company would acquire 75% ownership of the tire company in Europe, which would hold substantially all of each party's tire manufacturing and sales operations in that region. The Company's businesses in Poland, Slovenia, South Africa, Turkey and Morocco (all of which are managed as part of the Company's European tire business unit) would not be a part of the European tire company. The Company would also acquire 75% ownership of the tire company in North America, which would hold substantially all of SRI's tire manufacturing operations in North America and certain of SRI's sales and distribution operations in that region. The remainder of SRI's North American sales and distribution operations would be acquired in their entirety by the Company. In addition, the Company would acquire 25% ownership of each of two tire companies in Japan, one of which would be responsible for the sale and distribution of most tires under the Company's trademarks in the Japanese replace-ment market, and the other of which would be responsible for the sale and distribution of most tires under both the Company's and SRI's trademarks to original equipment manufacturers in Japan. The Japanese replacement tire company would hold the assets of the Company's replacement tire business in Japan. The Company would also acquire 51% ownership of the global technology company and 80% ownership of the global purchasing company.

    The terms of the agreement provide for a cash payment by the Company to SRI totaling $936 million associated with the formation of the European and North American tire companies. The transaction would be accounted for by the Company as a purchase of 75% of SRI's businesses to be held by the European and North American companies, a sale of 25% of the Company's businesses to be held by the European tire company and a sale of 75% of the Company's businesses to be held by the Japanese tire companies. All, or a substantial portion of, the cash payment by the Company is expected to be financed by the issuance of debt in 1999.

    In addition to the companies formed under the alliance, the Company would acquire 10% of the outstanding equity of SRI, and SRI would acquire common stock of the Company having an equivalent market value. The Company expects to issue shares of its common stock to SRI out of treasury.

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

        Estimated Percentage of Year 2000 Compliance Activity Completed

                                                         I/T       Process
                                                     Systems       Systems
--------------------------------------------------------------------------------
     Inventory Phase Completed at:
                                  12/31/97              75%           25%
                                   9/30/98             100%          100%
                                  12/31/98             100%          100%
--------------------------------------------------------------------------------
     Analysis Phase Completed at:
                                  12/31/97              50%           10%
                                   9/30/98             100%           90%
                                  12/31/98             100%           95%
--------------------------------------------------------------------------------
     Remediation Phase Completed at:
                                  12/31/97              25%            0%
                                   9/30/98              60%           57%
                                  12/31/98              74%           66%
--------------------------------------------------------------------------------

     The cost of repairing the Company's existing I/T Systems that will be modified in order to achieve Year 2000 compliance is estimated to be $80 million to $100 million, including the $16 million expended in 1997 and the $42 million expended during 1998. The remaining $22 million to $42 million will be spent during 1999 as the Company completes the repair, installation and testing of software and hardware and, in a few instances, the purchase and installation of new hardware. All of the costs of repairing such existing I/T Systems will be for consulting fees and software and hardware modifications, which costs have been and will be expensed in the period incurred. The cost of new hardware has been and will be capitalized.

     In addition, for several years the Company, with the assistance of PricewaterhouseCoopers LLP and other consultants, has also been designing, acquiring and installing various business transaction processing I/T Systems. The software and hardware purchased and installed in connection with these new I/T Systems in each case provide significant new functionality and, in some instances, will also replace non-compliant I/T Systems with new Year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it is not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $205 million to $240 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects in process since 1996, of which amount approximately $145 million has been expended through December 31, 1998, including $122 million during 1998. The Company anticipates that costs incurred in respect of such projects will be approximately $60 million to $95 million during 1999. Through December 31, 1998, approximately $17 million of these costs have been expensed and approximately $128 million of these costs have been capitalized. Substantially all of the remaining consulting, software and hardware costs for these I/T Systems enhancement projects will be capitalized.

     The Company is modifying or replacing and testing its Process Systems at an anticipated cost of between $25 million and $30 million, substantially all of which is for the acquisition of replacement systems. The cost of the Process Systems has been and will be capitalized. Through December 31, 1998, the cost of Process Systems installed by the Company has totaled $20 million, all of which was incurred during 1998.

     The Company's Year 2000 compliance cost (including the cost of all I/T Systems enhancement projects) are expected to total approximately $310 million to $370 million, of which amount $223 million has been expended through December 31, 1998. All Year 2000 costs have been and will be funded from operations.

     For 1998, costs for repairing existing I/T Systems for Year 2000 compliance were approximately 12% of the Company's budget for information technology and it is expected that such

Year 2000 compliance efforts will represent approximately 9% of the Company's information technology budget during 1999. The total cost of repairing existing I/T Systems and of the I/T Systems enhancement projects represented 47% of the Company's information technology budget during 1998 and will represent approximately 33% of its 1999 information technology budget.

     While a few information technology projects have been deferred or reprioritized, the impact of any delays in implementing these projects due to Year 2000 compliance efforts has not affected, and is not expected to affect, the Company's financial condition or to have any significant impact on its results of operations during 1999 or thereafter.

     The Company has surveyed its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Based on responses to its survey and other communications received to date, the Company is able to assess the Year 2000 readiness of approximately 10% of its significant suppliers. Failure of the Company's significant trading partners to address Year 2000 issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of revenues and profits that might be lost, or the costs that could be incurred, by the Company.

     In addition, parts of the global infrastructure, including national banking systems, electrical power, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Failures in the global infrastructure could significantly reduce the Company's ability to manufacture its products at affected locations and its ability to serve its customers as effectively as they are now being served. The Company reviews available information, including governmental and industry reports, regarding elements of the global infrastructure that may affect its operations, to evaluate their expected Year 2000 readiness.

     While the Company believes its efforts to address the Year 2000 Issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 Issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute certain of its products for a period of time, which is most likely to arise in the event of the failure of one or more significant suppliers or essential components of the global infrastructure, such as power sources. The Company is not able to estimate its lost revenues, lost profits and costs incurred in the event of the occurrence of the "most reasonably likely worst case scenario". If the Company's systems are not Year 2000 compliant in a timely manner, the Company may also incur liability for breach of contract or other harm. It is not possible at this time to estimate either the risk of incurring any such liability or the nature or amount of any such liability.

     The Company has started its contingency planning for its critical operational areas that might be affected by the Year 2000 Issue if its compliance is delayed. In early 1999, the Company will also review the extent to which contingency plans may be required for any suppliers, components of the global infrastructure or other third parties that fail to achieve Year 2000 compliance. The Company's contingency plans were 10% complete at December 31, 1998 and are expected to be completed by June 30, 1999. The contingency plans will include identification of critical processes, risk assessment and response techniques in the event of a system failure. Planned responses to system failures include emergency response teams designed to produce prompt corrective action, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and the stock piling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. In certain cases, especially global infrastructure failures, there may be no practical alternative course of action available to the Company that will permit resumption of an interrupted business activity.

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

The Euro

     Effective January 1, 1999, member states of the European Economic and Monetary Union converted to a common currency known as the Euro. Modifications to certain of the Company's information systems software were required in connection with this conversion. The Company has completed these modifications at a nominal cost, and does not anticipate that the conversion to the Euro will have any significant operational impact. Additionally, the Company does not expect the conversion to the Euro to have a material impact on results of operations, financial position or liquidity of its European businesses.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective December 31, 1998. SFAS 131 requires disclosure of segment information on the basis that is used internally for evaluating performance and deciding how to allocate resources to the Company's operations. Accordingly, segment information for 1997 and 1996 has been restated to conform to the requirements of SFAS 131.

     Segment information reflects the strategic business units of the Company, which are organized to meet customer requirements and global competition. The tire business is managed on a regional basis. Accordingly, the Company's tire segments consist of North American Tire, Europe Tire, Latin American Tire and Asia Tire. Engineered Products and Chemical Products are managed on a global basis.

     Results of operations in the tire and engineered products business segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the chemical business included transfers to other segments. EBIT is computed as follows: net sales less cost of goods sold and selling, administrative and general expense, including allocated central administrative expenses. For further information, refer to the note to the financial statements No. 19, Business Segments.

     Segment EBIT was $1,125.7 million in 1998, $1,202.1 million in 1997 and $1,167.7 million in 1996. Segment operating margin in 1998 was 8.6%, compared to 8.8% in 1997 and 8.6% in 1996.

North American Tire

     In North America, sales in 1998 of $6.24 billion increased slightly from $6.21 billion in 1997 and 1.8% from $6.12 billion in 1996.

     Unit sales in 1998 increased 2.3% from 1997. Replacement unit sales increased 3.6%, but original equipment volume decreased slightly due primarily to strikes against General Motors.

In 1997, unit sales rose 2.4%, with original equipment volume increasing 4.3% and replacement volume 1.4% higher.

    Revenues increased in 1998 and 1997 on higher unit sales, but were adversely affected by competitive pricing pressures, a change in mix and the impact of currency translation on Canadian results. In addition, revenues were adversely affected by reduced demand resulting from strikes against General Motors in 1998 and by strikes against the Company in 1997. Revenues in future periods may continue to be adversely affected by competitive pricing pressures.

    EBIT in North America was $378.6 million in 1998, decreasing 1.0% from $382.5 million in 1997 but increasing 19.7% from $316.2 million in 1996. Operating margin in 1998 was 6.1%, compared to 6.2% in 1997 and 5.2% in 1996.

    EBIT in 1998 reflected lower revenues and costs associated with the transition to seven-day operations at certain production facilities, the consolidation of warehouse operations and software reengineering costs. EBIT in both 1998 and 1997 reflected higher unit sales, lower raw material costs, lower SAG, improved productivity and the effects of ongoing cost containment measures. EBIT in 1997 was adversely affected by increased costs resulting from the previously mentioned strikes against the Company.

    EBIT in 1998 did not include gains totaling $51.8 million from asset sales and favorable experience in rationalization programs. EBIT also excluded rationalization charges of $107.6 million in 1997 and $80.0 million in 1996.


Europe Tire

    In Europe, sales in 1998 of $2.91 billion decreased slightly from $2.93 billion in 1997 but increased 1.4% from $2.87 billion in 1996.

    Unit sales in 1998 increased 5.6% from 1997. Replacement unit sales increased 8.4%, but original equipment volume was 1.6% lower. In 1997, unit sales rose 9.8%, with replacement volume increasing 5.2% and original equipment volume 23.5% higher.

    Revenues decreased in 1998 due primarily to the effects of currency translations and competitive pricing. Tire unit sales in 1998 were higher, due in part to the acquisition of a majority interest in tire manufacturing operations in Slovenia. Revenues increased in 1997 on higher unit sales, and results were favorably impacted by the acquisition of a majority interest in tire manufacturing and distribution operations in South Africa. Revenues were adversely affected in 1997 by the effects of currency translation and competitive pricing.

    EBIT in Europe was $302.1 million in 1998, increasing 12.3% from $269.1 million in 1997 and increasing slightly from $299.8 million in 1996. Operating margin in 1998 was 10.4%, compared to 9.2% in 1997 and 10.4% in 1996.

    EBIT in 1998 increased due primarily to higher tire unit volume, lower raw material costs, productivity improvements and the effects of cost containment measures. EBIT in 1997 decreased due primarily to competitive pricing pressures and the effects of currency translation, but was favorably impacted by increased revenues, lower raw material costs and productivity improvements.

    EBIT in 1998 did not include gains totaling $4.1 million from asset sales. EBIT also excluded rationalization charges of $50.9 million in 1997 and $29.4 million in 1996.

    Revenues and EBIT may continue to be adversely affected in future periods by currency translations and competitive pricing pressures.


Latin American Tire

    In Latin America, sales in 1998 of $1.25 billion decreased 11.9% from $1.41 billion in 1997 and 9.0% from $1.37 billion in 1996.

     Unit sales in 1998 decreased 4.8% from 1997. Replacement unit sales increased slightly while original equipment volume was 17.3% lower. In 1997, unit sales rose 7.5%, with replacement volume increasing 2.8% and original equipment volume 21.4% higher.

     Revenues in 1998 decreased due primarily to lower tire unit sales resulting from unfavorable economic conditions in the region, the effects of currency translations and competitive pricing pressures. Revenues rose in 1997 on higher tire unit sales.

     EBIT in Latin America was $186.1 million in 1998, decreasing 20.3% from $233.5 million in 1997 and 17.9% from $226.8 million in 1996. Operating margin in 1998 was 14.9%, compared to 16.5% in 1997 and 16.6% in 1996.

     EBIT in 1998 decreased due primarily to lower revenues and the effects of currency translations. EBIT in 1997 increased due primarily to lower raw material costs, improved productivity and the effects of ongoing cost containment measures.

     EBIT in 1998 did not include a net charge totaling $12.5 million from an asset sale and a lawsuit settlement. EBIT also excluded rationalization charges of $36.5 million in 1997 and $20.8 million in 1996.

     Revenues and EBIT in Latin America in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in the region, especially in Brazil.


Asia Tire

     In Asia, sales in 1998 of $501.8 million decreased 24.8% from $666.9 million in 1997 and 31.8% from $736.2 million in 1996.

     Unit sales in 1998 decreased 7.7% from 1997. Replacement unit sales increased 2.2% but original equipment volume was 44.8% lower. In 1997, unit sales rose 4.7%, with replacement volume increasing 6.6% and original equipment volume 1.6% lower.

     Revenues in 1998 decreased due primarily to the effects of currency translation, lower tire unit sales resulting from the severe economic downturn in the region and competitive pricing pressures. Revenues in 1997 reflected higher tire unit sales, but decreased due primarily to the effects of currency translation, an economic downturn in the Western Pacific and competitive pricing conditions in many countries in the region.

     EBIT in Asia was $7.5 million in 1998, decreasing substantially from $58.6 million in 1997 and $70.2 million in 1996. Operating margin in 1998 was 1.5%, compared to 8.8% in 1997 and 9.5% in 1996.

     EBIT in 1998 decreased due to lower revenues and reduced levels of capacity utilization. EBIT in 1997 decreased due to lower revenues, but was favorably impacted by lower raw material costs and the effects of ongoing cost containment measures.

     EBIT in 1998 did not include a gain of $10.1 million from an asset sale. EBIT also excluded rationalization charges of $1.8 million in 1996.

     Revenues and EBIT in Asia in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in the region.

     Sales and operating income of the Asia segment reflect the results of the Company's majority-owned tire business in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's Consolidated Statement of Income using the equity method.

     The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of
SPT:

           (In millions)           1998            1997           1996
           -----------------------------------------------------------
           Net Sales:
             Asia Segment      $  501.8        $  666.9       $  736.2
             SPT                  636.3           744.2          814.1
           -----------------------------------------------------------
                               $1,138.1        $1,411.1       $1,550.3
           Operating Income:
             Asia Segment      $    7.5        $   58.6       $   70.2
             SPT                   47.2            63.5           75.8
           -----------------------------------------------------------
                               $   54.7        $  122.1       $  146.0

Engineered Products

     Sales in Engineered Products in 1998 of $1.28 billion decreased 3.4% from $1.32 billion in 1997 but increased slightly from $1.27 billion in 1996.

     Revenues in Engineered Products decreased in 1998 due primarily to lower unit sales volume resulting from adverse economic conditions in Latin America and the sale of the Jackson, Ohio automotive trim plant in 1997. Revenues increased in 1997 on higher unit sales resulting in part from acquisitions of manufacturing and distribution operations.

     EBIT in 1998 was $111.8 million, decreasing 14.1% from $130.1 million in 1997 and 5.7% from $118.5 million in 1996. Operating margin in 1998 was 8.7%, compared to 9.8% in 1997 and 9.3% in 1996.

     EBIT in Engineered Products decreased in 1998 due primarily to lower revenues. EBIT increased in 1997 due primarily to higher unit volume, improved productivity and ongoing cost containment measures.

     EBIT in 1998 did not include a gain of $.6 million from an asset sale. EBIT also excluded rationalization charges of $6.0 million in 1997 and $15.2 million in 1996.


Chemical Products

     Sales in Chemical Products in 1998 of $970.8 million decreased 10.9% from $1.09 billion in 1997 and 15.8% from $1.15 billion in 1996.

     Revenues in Chemical Products decreased in 1998 and 1997 due to reduced unit volume and competitive pricing pressures. Revenues in 1998 were also adversely affected by the sale of the Calhoun, Georgia latex processing facility.

     EBIT in 1998 was $139.6 million, increasing 8.8% from $128.3 million in 1997 and 2.5% from $136.2 million in 1996. Operating margin in 1998 was 14.4%, compared to 11.8% in 1997 and 1996.

     EBIT in Chemical Products in 1998 increased due primarily to improved results in natural rubber operations. EBIT increased in 1997 due primarily to lower manufacturing costs and a more favorable product mix.

     EBIT in 1998 excluded a gain of $61.5 million from an asset sale. EBIT in 1996 excluded gains from asset sales of $42.4 million and rationalization charges of $11.6 million.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash provided by operating activities was $439.1 million in 1998. Cash was used for working capital requirements and pension funding, as discussed below. Cash was also used for payments made related to rationalization programs.

Working Capital

     Working capital requirements increased for inventories and payables, due in part to worldwide production rationalization and increased raw material inventories.

Pensions

     The Company's domestic pension funding practice since 1993 has been to fund, from operations, amounts in excess of the requirements of federal laws and regulations. The Company funded $83.5 million in 1998. During the six years ended December 31, 1998 the Company funded a total of $772.8 million, and the major domestic pension plans were fully funded at that date.

     For further information on pensions, refer to the note to the financial statements No. 13, Pensions.

INVESTING ACTIVITIES

     Cash used in investing activities was $701.5 million during 1998. Capital expenditures were $838.4 million, of which amount $365.1 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to approximate $750-$900 million in 1999. At December 31, 1998, the Company had binding commitments for land, buildings and equipment of $194.8 million.

             (In millions)                1998       1997       1996
             ---------------------------------------------------------
             Capital Expenditures       $838.4     $699.0     $617.5
             Depreciation                487.8      453.9      419.9

     Other investing activities in 1998 included acquisitions of majority ownership interests in tire manufacturers in Slovenia, India and Japan. In addition, the Company raised its ownership to 100% of the Company's tire and engineered products subsidiary in South Africa and the Brad Ragan subsidiary in the United States. Investing activities in 1998 also included expenditures for information systems hardware and software and the divestitures of the Company's oil transportation business, a latex processing facility in Georgia, six distribution facilities in North America and other miscellaneous real estate.

     For further information on investing activities, refer to the note to the financial statements No. 4, Strategic Alliance and Noncash Investing Activities.

FINANCING ACTIVITIES

     Cash provided by financing activities was $246.3 million during 1998. Debt levels increased, reflecting in part cash outflows for operating and investing activities.


           (Dollars in millions)            1998        1997        1996
           -------------------------------------------------------------
           Consolidated Debt            $1,975.8    $1,351.2    $1,376.7
           Debt to Debt and Equity         34.5%       28.5%       29.6%

     During the first quarter of 1998, the Company issued domestic long term fixed rate debt totaling $250 million. In addition, the acquisition of majority ownership of the Indian tire manufacturer increased debt by $103 million. During 1998 the Company also repaid two term loans totaling $102.2 million and entered into a new term loan agreement totaling $50.0 million.

Credit Sources

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 1998, there were worldwide credit sources totaling $3.4 billion, of which $1.4 billion were unused, including the two revolving cred-it facility agreements discussed below. In addition, the Company maintains a commercial paper program, whereunder the Company may have outstanding up to $550 million at any time.

     The Company is a party to two revolving credit facility agreements, consisting of a $700 million five year revolving credit facility and a $300 million 364-day revolving credit facility. Each of the facility agreements is with 23 domestic and international banks. Under the $700 million facility agreement, the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. Under the $300 million facility agreement, the Company may borrow until July 12, 1999, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. There were no borrowings outstanding under these agreements at December 31, 1998.

Other Financing Activities

     Throughout 1998, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1998 and 1997, the outstanding balance of receivables sold under these agreements amounted to $550 million.

     The Board of Directors of the Company approved a three year share repurchase program in 1997, whereunder the Company may acquire up to $600 million of outstanding Common Stock of the Company. The program is designed to give the Company better flexibility in funding future acquisitions and to optimize shareholder value. During 1998, 1,500,000 shares were repurchased under this program at an average cost of $56.82.

     For further information on financing activities, refer to the note to the financial statements No. 9, Financing Arrangements and Derivative Financial Instruments.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements. As previously discussed, in February 1999 the Company signed a memorandum of understanding to acquire certain businesses from Sumitomo Rubber Industries, Ltd. (SRI). Under the terms of the memorandum, the Company would pay $936 million to SRI. The Company anticipates funding all or a substantial portion of the acquisition with the issuance of debt in 1999.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1998, the interest rate on 55% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 62% at December 31, 1997.

     The following tables present information at December 31:

            (In millions)                          1998         1997
            --------------------------------------------------------
            Interest Rate Contracts
            Fair value-- liability               $  2.2       $   .8
            Carrying amount -- liability             .1           .5
            Pro forma fair value -- liability       3.2          2.2
            --------------------------------------------------------


     The pro forma information assumes a 10% decrease in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

            (In millions)                          1998         1997
            --------------------------------------------------------
            Fixed Rate Debt
            Fair value -- liability              $938.6       $595.8
            Carrying amount -- liability          879.2        571.3
            Pro forma fair value -- liability     997.7        626.8
            --------------------------------------------------------

     The pro forma information assumes a 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at December 31, 1998 and 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents information at December 31:

            (In millions)                          1998          1997
            ---------------------------------------------------------
            Fair value -- favorable              $ 82.3       $ 71.0
            Carrying amount -- asset               87.7         78.5
            Pro forma change in fair value          8.6         15.0
            ---------------------------------------------------------

     The pro forma information assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

     For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to financial statements No. 9, Financing Arrangements and Derivative Financial Instruments.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

        CONSOLIDATED FINANCIAL STATEMENTS--FINANCIAL STATEMENT SCHEDULES


                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................     43
Consolidated Statement of Income -- years ended
  December 31, 1998, 1997 and 1996......................................     44
Consolidated Balance Sheet -- December 31, 1998 and 1997................     45
Consolidated Statement of Shareholders' Equity -- years ended
  December 31, 1998, 1997 and 1996......................................     46
Consolidated Statement of Cash Flows -- years ended
  December 31, 1998, 1997 and 1996......................................     47
Notes to Financial Statements...........................................     48
Supplementary Data (unaudited)..........................................     68
Financial Statement Schedules...........................................    FS-1




                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

     In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Cleveland, Ohio
February 3, 1999

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share)
Year Ended December 31,                                                  1998                    1997                    1996
-----------------------------------------------------------------------------------------------------------------------------
 Net Sales                                                       $   12,626.3            $   13,065.3            $   12,985.7
 Cost of Goods Sold                                                   9,672.9                10,015.6                 9,968.9
 Selling, Administrative and General Expense                          1,881.1                 1,886.7                 1,887.2
 Rationalizations (Note 2)                                             (153.5)                  265.2                   116.4
 Interest Expense (Note 15)                                             147.8                   119.5                   128.6
 Other Expense (Note 5)                                                  46.4                    24.5                    22.6
 Foreign Currency Exchange                                               (2.6)                  (34.1)                    7.4
 Minority Interest in Net Income of Subsidiaries                         31.5                    44.6                    43.1
-----------------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations before Income Taxes                1,002.7                   743.3                   811.5
 United States and Foreign Taxes on Income (Note 17)                    285.7                   220.9                   253.0
------------------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations                               $      717.0            $      522.4            $      558.5
 Discontinued Operations (Note 3)                                       (34.7)                   36.3                  (456.8)
------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                      $      682.3            $      558.7            $      101.7
------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Per Share -- Basic:
------------------------------------------------------------------------------------------------------------------------------
   Income from Continuing Operations                             $       4.58            $       3.34            $       3.60
   Discontinued Operations                                               (.22)                    .24                   (2.94)
------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                    $       4.36            $       3.58            $        .66

   Average Shares Outstanding                                     156,570,476             156,225,112             155,051,802
------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Per Share -- Diluted:
------------------------------------------------------------------------------------------------------------------------------
   Income from Continuing Operations                             $       4.53            $       3.30            $       3.56
   Discontinued Operations                                               (.22)                    .23                   (2.91)
------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                    $       4.31            $       3.53            $        .65
   Average Shares Outstanding                                     158,307,212             158,169,534             156,778,058
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
December 31,                                     1998                    1997
--------------------------------------------------------------------------------

Assets
Current Assets:
    Cash and cash equivalents                  $   239.0              $   258.6
    Accounts and notes
     receivable (Note 6)                         1,770.7                1,733.6
    Inventories (Note 7)                         2,164.5                1,835.2
    Prepaid expenses and other
     current assets                                354.9                  336.5

--------------------------------------------------------------------------------
         Total Current Assets                    4,529.1                4,163.9

Long Term Accounts and Notes Receivable            173.5                  201.9
Investments in Affiliates, at equity               111.4                  124.6
Other Assets                                        99.5                  134.1
Deferred Charges                                 1,317.3                1,143.2
Properties and Plants (Note 8)                   4,358.5                4,149.7

--------------------------------------------------------------------------------
         Total Assets                          $10,589.3              $ 9,917.4

Liabilities
Current Liabilities:
    Accounts payable-- trade                   $ 1,131.7              $ 1,177.8
    Compensation and benefits                      751.0                  782.7
    Other current liabilities                      351.9                  421.8
    United States and foreign taxes                252.6                  362.0
    Notes payable to banks (Note 9)                763.3                  440.2
    Long term debt due within one year              26.0                   66.5

--------------------------------------------------------------------------------
         Total Current Liabilities               3,276.5                3,251.0

Compensation and Benefits                        1,945.9                1,945.7
Long Term Debt (Note 9)                          1,186.5                  844.5
Other Long Term Liabilities                        175.6                  224.5
Minority Equity in Subsidiaries                    259.0                  256.2

--------------------------------------------------------------------------------
         Total Liabilities                       6,843.5                6,521.9

Shareholders' Equity Preferred Stock, no
 par value:
    Authorized, 50,000,000 shares, unissued          --                     --
Common Stock, no par value:
    Authorized, 300,000,000 shares
    Outstanding shares, 155,943,535
     (156,588,783 in 1997)                         155.9                  156.6
Capital Surplus                                  1,015.9                1,061.6
Retained Earnings                                3,477.8                2,983.4
Accumulated Other Comprehensive Income            (903.8)                (806.1)

--------------------------------------------------------------------------------
         Total Shareholders' Equity              3,745.8                3,395.5

--------------------------------------------------------------------------------
         Total Liabilities and Shareholders'
          Equity                               $10,589.3              $ 9,917.4

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated Other
                                                                                            Comprehensive Income
                                                                                          ------------------------
                                                  Common Stock                                Foreign      Minimum           Total
                                                ---------------    Capital     Retained      Currency      Pension   Shareholders'
(Dollars in millions, except per share)         Shares   Amount    Surplus     Earnings   Translation    Liability          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995
  (after deducting 42,154,357 treasury
  shares)                                  153,524,311   $ 153.5   $ 975.2     $ 2,661.0    $   (481.7)    $ (26.3)     $ 3,281.7
    Comprehensive income:
      Net income                                                                   101.7
      Foreign currency translation                                                               (26.7)
      Minimum pension liability (net of
      tax of $4.1)                                                                                            (4.7)
         Total comprehensive income                                                                                          70.3
    Cash dividends-- $1.03 per share                                              (159.7)                                  (159.7)
    Common stock issued from treasury:
      Dividend Reinvestment and
        Stock Purchase Plan                     91,310        .1       4.3                                                    4.4
      Stock compensation plans               2,434,353       2.5      79.9                                                   82.4
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996
  (after deducting 39,628,694 treasury
  shares)                                  156,049,974     156.1   1,059.4       2,603.0        (508.4)      (31.0)       3,279.1
    Comprehensive income:
      Net income                                                                   558.7
      Foreign currency translation                                                              (269.6)
      Minimum pension liability (net of
      tax of $1.6)                                                                                             2.9
         Total comprehensive income                                                                                         292.0
    Cash dividends-- $1.14 per share                                              (178.3)                                  (178.3)
    Common stock acquired                   (1,478,200)     (1.5)    (76.9)                                                 (78.4)
    Common stock issued from treasury:
      Dividend Reinvestment and
        Stock Purchase Plan                     56,399        .1       3.1                                                    3.2
      Stock compensation plans               1,960,610       1.9      76.0                                                   77.9
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997
  (after deducting 39,089,885 treasury
  shares)                                  156,588,783     156.6   1,061.6       2,983.4        (778.0)      (28.1)       3,395.5
    Comprehensive income:
      Net income                                                                   682.3
      Foreign currency translation                                                               (99.6)
      Minimum pension liability (net of
      tax of $.2)                                                                                              1.9
         Total comprehensive income                                                                                         584.6
    Cash dividends-- $1.20 per share                                              (187.9)                                  (187.9)
    Common stock acquired                   (1,500,000)     (1.5)    (83.7)                                                 (85.2)
    Common stock issued from treasury:
      Stock compensation plans                 854,752       . 8      38.0                                                   38.8
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998
  (after deducting 39,735,133 treasury
  shares)                                  155,943,535    $155.9  $1,015.9      $3,477.8       $(877.6)     $(26.2)      $3,745.8

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollars in millions)
Year Ended December 31,                            1998       1997       1996
------------------------------------------------------------------------------

Cash Flows from Operating Activities:
------------------------------------------------------------------------------
 Net Income                                      $ 682.3   $  558.7    $ 101.7

 Adjustments to reconcile net income to cash
  flows from operating activities:
   Depreciation                                    487.8      453.9      419.9
   Deferred tax provision                          144.9      (15.2)      39.5
   Discontinued operations (Note 3)                 49.5         --      499.3
   Rationalizations                                (95.4)     227.8       77.9
Changes in operating assets and liabilities, net
 of acquisitions and dispositions:
   Accounts and notes receivable                    35.6     (101.7)    (106.2)
   Inventories                                    (313.6)    (107.1)      (5.5)
   Accounts payable-- trade                        (74.6)     115.4      (66.3)
   Domestic pension funding                        (83.5)     (43.0)     (72.8)
   Other assets and liabilities                   (393.9)     (36.4)     (30.9)
------------------------------------------------------------------------------
    Total adjustments                             (243.2)     493.7      754.9
------------------------------------------------------------------------------
   Total cash flows from operating activities      439.1    1,052.4      856.6
------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Capital expenditures                             (838.4)    (699.0)    (617.5)
 Short term securities acquired                    (18.3)     (38.6)     (97.2)
 Short term securities redeemed                     18.6       40.8       86.2
 Asset dispositions                                493.3       37.6       45.9
 Asset acquisitions (Note 4)                      (217.9)    (127.1)     (99.8)
 Other transactions                               (138.8)      (2.3)      32.4
------------------------------------------------------------------------------
   Total cash flows from investing activities     (701.5)    (788.6)    (650.0)
------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Short term debt incurred                          447.4      298.8      195.5
 Short term debt paid                              (98.8)    (150.5)    (606.6)
 Long term debt incurred                           325.4       39.2      312.4
 Long term debt paid                              (193.4)    (217.7)     (35.2)
 Common stock issued                                38.8       81.1       86.8
 Common stock acquired                             (85.2)     (78.4)        --
 Dividends paid                                   (187.9)    (178.3)    (159.7)

------------------------------------------------------------------------------
   Total cash flows from financing activities      246.3     (205.8)    (206.8)
------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                  (3.5)     (37.9)     (29.6)
------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents            (19.6)      20.1      (29.8)
Cash and Cash Equivalents at Beginning
  of the Period                                    258.6      238.5      268.3
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of
  the Period                                     $ 239.0   $  258.6    $ 238.5
------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS


NOTE 1: ACCOUNTING POLICIES

     A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders. All significant intercompany transactions have been eliminated.

     The Company's investments in majority-owned subsidiaries in which substantive participating rights are held by minority shareholders and in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

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

Inventory Pricing

     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost method for other inventories. Refer to Note 7.

Properties and Plants

     Properties and plants are stated at cost, with the exception of the All American Pipeline System and related assets, which are stated at fair value at December 31, 1997. Depreciation is computed using the straight-line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 8.

Derivative Financial Instruments

     Derivative financial instrument contracts are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

     To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities.

     Interest Rate Contracts -- The differentials to be received or paid are recognized in income over the life of the contracts as adjustments to Interest Expense.

     Foreign Exchange Contracts -- As exchange rates change, gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as Foreign Currency Exchange, while gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in Shareholders' Equity as Accumulated Other Comprehensive Income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until included in the measurement of the related foreign currency transaction.

     Gains and losses on terminations of hedge contracts are recognized as Other Expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as Prepaid Expenses or Deferred Charges and amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Derivative financial instruments that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are marked-to-market, with gains and losses recognized in income as Other Expense. Refer to Note 9.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Stock-Based Compensation

     Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company's stock at the end of the reporting period. Refer to
Note 11.

Advertising Costs

     Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under the Company's domestic cooperative advertising program with dealers and franchisees are recorded subsequent to the first time the advertising takes place, as related revenues are recognized. Refer to Note 16.

Income Taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to
Note 17.

Environmental Cleanup Matters

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 20.

Foreign Currency Translation

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of Shareholders' Equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Per Share of Common Stock

     Basic earnings per share have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options, computed using the treasury stock method, and performance units. All earnings per share amounts in these notes to financial statements are diluted earnings per share, unless otherwise noted. Refer to Note 11.

Reclassification

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 1998 presentation.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 2: RATIONALIZATIONS

          (In millions)                1998      1997     1996
          ----------------------------------------------------
          Rationalizations
            and other provisions    $ (29.7)   $265.2   $148.5
          Asset sales                (123.8)       --    (32.1)
                                    -------    ------   ------
                                    $(153.5)   $265.2   $116.4

1998

     Rationalizations and other provisions -- The Company recorded a benefit totaling $22 million ($14.7 million after tax or $.09 per share) in the second quarter resulting from the favorable settlement of obligations related to the Company's withdrawal of support for the worldwide Formula 1 racing series. Additionally, the Company reversed certain reserves totaling $7.7 million ($4.9 million after tax or $.03 per share) related to plant downsizing and closure activities in North America, due to a change in the 1997 rationalization plan.

     Asset sales -- The Company recorded gains totaling $123.8 million ($76.4 million after tax or $.48 per share) on the disposition of a latex processing facility in Georgia, six distribution facilities in North America and certain other real estate.

1997

     Rationalizations and other provisions -- As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on core businesses. These actions, the timing of which resulted in part from the finalization of labor contract negotiations in the United States, included the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. In connection with these actions, obligations under certain leases and other contracts were accrued, other assets were written off and over 3,000 associates have been or will be released. A charge of $265.2 million ($176.3 million after tax or $1.12 per share) was recorded, of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions totaled $88.2 million and $201.9 million at December 31, 1998 and 1997, respectively.

     The Company recorded a charge of $146.1 million for the release of more than 3,000 associates around the world. Of this amount, $31.7 million, resulting from related pension curtailments, was recorded as a pension liability. Approximately 60 percent of the associates to be released under the plan are or were hourly associates at manufacturing and distribution locations, primarily in the United States. The balance of the associates to be released relates to salaried associates in various managerial, sales, supervisory and staff positions scheduled for elimination under the plan, primarily at operations in Europe and the United States. At December 31, 1997, approximately 450 associates, primarily salaried associates in Europe, had been released at a total cost of $25.3 million. During 1998, approximately 1,200 associates, primarily hourly associates, were released at a cost of approximately $30 million. The Company plans to release approximately 1,400 more associates, employed primarily at manufacturing and distribution operations in North America, and had reserved $59.3 million for that cost at December 31, 1998.

     Optimization, downsizing, consolidation and withdrawal costs, other than associate-related costs, were recorded, and were incurred through December 31, 1998 as follows:

          (In millions)                           Recorded  Incurred
          ----------------------------------------------------------
          Withdrawal of support for the Formula 1
            racing series                           $ 63.4     $43.2
          Plant downsizing and closure activities     23.0       3.5
          Kelly-Springfield consolidation             12.9        .3
          Consolidation of North American
            distribution facilities                   12.3       7.6
          Commercial tire outlet consolidation         4.7       3.1
          Production realignments                      2.8       2.8
                                                    ------     -----
                                                    $119.1     $60.5

     Withdrawal costs associated with Formula 1 racing resulted from the fulfillment of contracts with various racing teams, the writeoff of equipment and other assets no longer needed and estimated operating costs for the 1998 racing season. Plant downsizing and closure activities relate to four production facilities in the United States. Costs associated with downsizing and closure were for the writeoff of buildings and equipment and for lease cancellation costs. The Kelly-Springfield consolidation involves the integration of the Kelly-Springfield tire division located in Cumberland, Maryland, into the Company's Akron, Ohio, world headquarters, the cost of which relates to noncancellable leases and the writeoff of equipment. The consolidation of distribution facilities in North America from 40 to 18 resulted in lease cancellation costs associated with the anticipated closure of these facilities. The commercial tire outlet consolidation involves the writeoff of equipment and lease cancellation costs relating to the planned closing of approximately 30 locations. The cost associated with production realignments involves the writeoff of equipment due to consolidation of production. At December 31, 1998 and 1997, the remaining balance of

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

these provisions totaled $28.9 million and $112.8 million, respectively. During 1998, approximately $54.2 million was charged to the reserve and $29.7 million was reversed ($22 million in respect of withdrawal of support for Formula 1 racing and $7.7 million for plant downsizing and closure activities that were changed). The Company expects that the major portion of the actions will be c ompleted during 1999 with the balance to be completed in 2000.

1996

     Rationalizations and other provisions -- As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.61 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. The remaining balance of these provisions totaled $9.1 million and $49.6 million at December 31, 1998 and 1997, respectively.

     The Company recorded $113.3 million for the release of approximately 2,800 associates around the world. Approximately 50 percent of the associates to be released in accordance with the plan are or were hourly associates at manufacturing and warehouse locations, primarily in Latin America and the United States. The balance of the associates to be released relates to salaried associates in various managerial, sales, supervisory and staff positions planned to be eliminated primarily at locations in Europe and the United States. At December 31, 1997, approximately 2,300 associates, primarily hourly associates in the United States, Latin America and Europe, had been released at a cost of approximately $85.8 million. During 1998, approximately 150 associates, primarily salaried associates in the United States, were released at a cost of $13.1 million. As a result of higher than expected retirements, in 1998 the Company reduced the number of associates it expected to release under the 1996 program by 270 and reduced the 1996 reserve by approximately $8.7 million. A comparable amount was recorded as part of the Company's 1997 rationalization program related to personnel reductions. The Company plans to release approximately 120 associates whose positions will be eliminated under the 1996 plan and had $5.7 million reserved at December 31, 1998 for that cost. These are primarily hourly associates employed at distribution and manufacturing operations in the United States scheduled for closure or consolidation.

     Rationalization costs, other than associate-related costs, were recorded, and were incurred through December 31, 1998, as follows:

 (In millions)                                          Recorded    Incurred
--------------------------------------------------------------------------------
 Discontinuance of PVC production                          $10.6       $10.6
 Canadian retail store closures                              9.0         5.9
 International production rationalization                    8.5         7.7
 North American Tire production
   rationalization                                           7.1         7.6
--------------------------------------------------------------------------------
                                                           $35.2       $31.8

     The costs related to discontinuing the production of polyvinylchloride
(PVC) at the Niagara Falls chemical manufacturing facility was for the writeoff of equipment. The costs relating to the closure of certain Canadian retail stores relate primarily to noncancellable leases. Production rationalization plans at international locations, primarily the closure of the Greece tire manufacturing facility, relate to the writeoff and disposal of equipment. The North American Tire business unit rationalized production at various tire plants in the United States. The costs recorded and incurred related primarily to the writeoff of equipment and noncancellable leases. The remaining balance of these provisions at December 31, 1998 and 1997 totaled $3.4 million and $22.1 million, respectively and, at December 31, 1998, related primarily to lease cancellation costs from the Canadian retail store closings. The Company expects to substantially complete these plans in 1999.

     Asset sales -- The Company recorded net gains totaling $32.1 million ($21.6 million after tax or $.14 per share) related to the sale of business property in Asia, a portion of an investment in an Asian plantation and the loss on the anticipated sale of a U.S. manufacturing facility.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3: DISCONTINUED OPERATIONS

     On July 30, 1998, the Company sold substantially all of the assets and liabilities of its oil transportation business to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale were $422.3 million, which included distributions to the Company prior to closing of $25.1 million. The principal assets of the oil transportation business included the All American Pipeline System, a heated crude oil pipeline system consisting of a 1,225 mile mainline segment extending from Las Flores and Gaviota, California, to McCamey, Texas, a crude oil gathering system located in California's San Joaquin Valley and related terminal and storage facilities.

     The transaction has been accounted for as a sale of discontinued operations, and accordingly, the accompanying financial information has been restated where required.

     Operating results and the loss on sale of discontinued operations follow:

     (In millions, except per share)         1998       1997       1996
     ------------------------------------------------------------------
     Net Sales                             $ 22.4     $ 89.8    $ 127.1
     Income (Loss) before Income Taxes     $ 12.9     $ 56.7    $(689.2)
     United States Taxes on Income            4.7       20.4     (232.4)
     ------------------------------------------------------------------
     Income (Loss) from Discontinued
       Operations                             8.2       36.3     (456.8)
     Loss on Sale of Discontinued
       Operations, including income
       from operations during the
       disposal period (3/21/98-7/30/98)
       of $10.0 (net of tax of $24.1)       (42.9)        --         --
     ------------------------------------------------------------------
     Discontinued Operations               $(34.7)    $ 36.3    $(456.8)
     Income (Loss) Per Share -- Basic:
       Income (Loss) from Discontinued
         Operations                        $  .05     $  .24    $ (2.94)
       Loss on Sale of Discontinued
         Operations                          (.27)        --         --
     ------------------------------------------------------------------
     Discontinued Operations               $ (.22)    $  .24    $ (2.94)
     Income (Loss) Per Share -- Diluted:
       Income (Loss) from Discontinued
         Operations                        $  .05     $  .23    $ (2.91)
       Loss on Sale of Discontinued
         Operations                          (.27)        --         --
     ------------------------------------------------------------------
     Discontinued Operations               $ (.22)    $  .23    $ (2.91)


     In December 1996, industry developments occurred indicating that the quantities of offshore California, onshore California and Alaska North Slope crude oil expected to be tendered in the future to the All American Pipeline System and related assets (the System) for transportation would be below prior estimates and that volumes of crude oil expected to be tendered to the System for transportation to markets outside of California in the future would be significantly lower than previously anticipated. As a result management determined that the future cash flows expected to be generated by the System would be less than its carrying value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reduced the carrying value of the System to $420 million, determined using the present value of expected future cash flows from the System, and recorded a charge of $755.6 million ($499.3 million after tax or $3.18 per share).


NOTE 4: STRATEGIC ALLIANCE AND NONCASH INVESTING ACTIVITIES

Strategic Alliance

     On February 3, 1999, the Company signed a memorandum of understanding (MOU) with Sumitomo Rubber Industries, Ltd. (SRI), under which the Company and SRI would enter into a strategic alliance for the manufacture and sale of tires. The MOU provides for the creation of jointly held tire companies in Europe, North America and Japan, jointly held companies for global technology exchange and for global purchasing, and the investment by the Company and SRI in the common stock of the other. Definitive agreements are expected to be signed later this year.

     Under the terms of the MOU, the Company would acquire 75% ownership of the tire company in Europe, which would hold substantially all of each party's tire manufacturing and sales operations in that region. The Company's businesses in Poland, Slovenia, South Africa, Turkey and Morocco (all of which are managed as part of the Company's European tire business unit) would not be a part of the European tire company. The Company would also acquire 75% ownership of the tire company in North America, which would hold substantially all of SRI's tire manufacturing operations in North America and certain of SRI's sales and distribution operations in that region. The remainder of SRI's North American sales and distribution operations would be acquired in their entirety by the Company.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     In addition, the Company would acquire 25% ownership of each of two tire companies in Japan, one of which would be responsible for the sale and distribution of most tires under the Company's trademarks in the Japanese replacement market, and the other of which would be responsible for the sale and distribution of most tires under both the Company's and SRI's trademarks to original equipment manufacturers in Japan. The Japanese replacement tire company would hold the assets of the Company's replacement tire business in Japan. The Company would also acquire 51% ownership of the global technology company and 80% ownership of the global purchasing company.

     The terms of the agreement provide for a cash payment by the Company to SRI totaling $936 million associated with the formation of the European and North American tire companies. The transaction would be accounted for by the Company as a purchase of 75% of SRI's businesses to be held by the European and North American companies, a sale of 25% of the Company's businesses to be held by the European tire company and a sale of 75% of the Company's businesses to be held by the Japanese tire companies. All, or a substantial portion of, the cash payment by the Company is expected to be financed by the issuance of debt in 1999.

     In addition to the companies formed under the alliance, the Company would acquire 10% of the outstanding equity of SRI, and SRI would acquire common stock of the Company having an equivalent market value. The Company expects to issue shares of its common stock to SRI out of treasury.

Noncash Investing Activities

     During 1998, the Company acquired a majority ownership interest in an Indian tire manufacturer and assumed $103 million of debt. In 1997, the Company acquired a 60% equity interest in a South African tire and industrial rubber products business and assumed $29 million of debt. In 1996, the Company increased its ownership of a Polish tire manufacturer from 32.7% to 50.8% by purchasing original issue shares of this tire manufacturer. This investment, which had been accounted for using the equity method, is now accounted for as a consolidated subsidiary. Information in the Consolidated Statement of Cash Flows is presented net of the effects of these transactions.

NOTE 5: OTHER EXPENSE


 (In millions)                                  1998        1997        1996
--------------------------------------------------------------------------------
 Interest income                              $ (12.8)     $(23.0)     $(28.5)
 Financing fees and financial
   instruments                                   43.1        41.4        39.7
 Lawsuit settlement                              15.9          --          --
 Miscellaneous                                     .2         6.1        11.4
--------------------------------------------------------------------------------
                                                $46.4      $ 24.5      $ 22.6

     Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Europe, pending remittance or reinvestment in the region. At December 31, 1998, $112.5 million or 45.1% of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil ($122.0 million or 45.2% at December 31,
1997) and $35.1 million or 14.1% were concentrated in Asia ($33.1 million or 12.2% at December 31, 1997). Dividends received by the Company and domestic subsidiaries from its consolidated international operations for 1998, 1997 and 1996 were $215.9 million, $323.3 million and $158.7 million, respectively.

     Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 6.

     In 1998, the Company recorded a charge of $15.9 million ($10.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin America.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 6: ACCOUNTS AND NOTES RECEIVABLE

          (In millions)                         1998        1997
          ------------------------------------------------------
          Accounts and notes receivable     $1,825.6    $1,783.1
          Allowance for doubtful accounts      (54.9)      (49.5)
          ------------------------------------------------------
                                            $1,770.7    $1,733.6

     Throughout the year, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. At December 31, 1998 and 1997, the level of net proceeds from sales under the program was $550 million. The balance of the uncollected portion of receivables sold under that and other agreements was $581.6 million at December 31, 1998 and $576.2 million at December 31, 1997. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other Expense.


NOTE 7: INVENTORIES

          (In millions)                        1998         1997
          ------------------------------------------------------
          Raw materials                    $  369.9     $  307.0
          Work in process                      87.5         87.1
          Finished product                  1,707.1      1,441.1
          ------------------------------------------------------
                                           $2,164.5     $1,835.2

     The cost of inventories using the last-in, first-out (LIFO) method (approximately 39.7% of consolidated inventories in 1998 and 37.6% in 1997) was less than the approximate current cost of inventories by $322.4 million at December 31, 1998 and $380.3 million at December 31, 1997.


NOTE 8:PROPERTIES AND PLANTS

                                                 1998                                 1997
                                      -----------------------------------------------------------------
                                               Capital                              Capital
(In millions)                         Owned     Leases         Total        Owned    Leases       Total
-------------------------------------------------------------------------------------------------------
Properties and plants, at cost:
  Land and improvements            $  301.2      $ 3.7      $  304.9    $   293.1    $  3.7   $   296.8
  Buildings and improvements        1,436.0       31.3       1,467.3      1,347.5      33.4     1,380.9
  Machinery and equipment           7,211.0       49.0       7,260.0      6,442.4      49.8     6,492.2
  Pipeline                               --         --            --        504.3        --       504.3
  Construction in progress            720.9         --         720.9        559.8        --       559.8
-------------------------------------------------------------------------------------------------------
                                    9,669.1       84.0       9,753.1      9,147.1      86.9     9,234.0
Accumulated depreciation           (5,325.5)     (69.1)     (5,394.6)    (5,013.8)    (70.5)   (5,084.3)
-------------------------------------------------------------------------------------------------------
                                   $4,343.6      $14.9      $4,358.5    $ 4,133.3    $ 16.4   $ 4,149.7

     The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 18 years; machinery and equipment, 11 years.

     The All American Pipeline System and related assets were sold during 1998. Refer to Note 3.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 9: FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Short Term Debt and Financing Arrangements

     At December 31, 1998, the Company had short term uncommitted credit arrangements totaling $1.4 billion, of which $.4 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements. In addition, the Company maintains a commercial paper program, whereunder the Company may have up to $550 million outstanding at any one time. No commercial paper was outstanding at December 31, 1998.

     Two short term credit facility agreements are available whereunder the Company may from time to time borrow and have outstanding until December 31, 1999 up to U.S. $90 million at any one time with international banks. Under the terms of the agreements, the Company may repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available European or Asian currencies. Borrowings are discounted at rates equivalent to an average of 20.3 basis points over a three-month reserve adjusted LIBOR. A commitment fee of an average 4.4 basis points is paid on the $90 million commitment (whether or not borrowed). There were no borrowings outstanding under these agreements at December 31, 1998. The average amount outstanding under a similar agreement during 1998 was $38.4 million.

     The Company had outstanding short term debt amounting to $964.3 million at December 31, 1998. Domestic short term debt represented $485.6 million of this total with a weighted average interest rate of 5.10% at December 31, 1998. The remaining $478.7 million was short term debt of international subsidiaries with a weighted average interest rate of 7.31% at December 31, 1998. Of these debt obligations, which by their terms are due within one year, $201.0 million were classified as long term at December 31, 1998. Such obligations are supported by the availability under the revolving credit agreements discussed on the following page, and it is the Company's intent to maintain them as long term.

Long Term Debt and Financing Arrangements

     At December 31, 1998, the Company had long term credit arrangements totaling $2.0 billion, of which $1.0 billion were unused.

     The following table presents long term debt at December 31:

(In millions)                                                  1998        1997
-------------------------------------------------------------------------------
Swiss franc bonds:
  5.375% due 2000                                          $  122.3      $115.2
  5.375% due 2006                                             115.3       108.6
 Notes:
  6 5/8% due 2006                                             249.2       249.1
  6 3/8% due 2008                                              99.6          --
  7%     due 2028                                             148.9          --
 Bank term loans due 2000-2005                                130.5       182.2
 Other domestic  and international debt                       335.4       243.6
-------------------------------------------------------------------------------
                                                            1,201.2       898.7
 Capital lease obligations                                     11.3        12.3
-------------------------------------------------------------------------------
                                                            1,212.5       911.0
 Less portion due within one year                              26.0        66.5
-------------------------------------------------------------------------------
                                                           $1,186.5      $844.5

     At December 31, 1998, the fair value of the Company's long term fixed rate debt amounted to $938.6 million, compared to its carrying amount of $879.2 million ($595.8 million and $571.3 million, respectively, at December 31, 1997). The difference was attributable primarily to the long term public bonds in 1998 and the Swiss franc bonds in 1997. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the Company's variable rate debt approximated its carrying amount at December 31, 1998 and 1997.

     The Swiss franc bonds were hedged by foreign exchange contracts at December 31, 1998 and 1997, as discussed below.

     The Notes have an aggregate face amount of $500.0 million and are reported net of unamortized discount aggregating $2.3 million.

     The bank term loans due 2000 through 2005 are comprised of $80.5 million of fixed rate agreements bearing interest at a weighted average rate of 6.51% and a $50 million agreement bearing interest at floating rates based upon LIBOR minus a fixed spread. Two of the fixed rate agreements totaling $80 million allow the banks to convert the loans to a variable rate prior to maturity. The $50 million floating rate agreement allows the bank to terminate the loan in 2000 or convert the loan to a fixed interest rate of 5.95% at annual dates prior to maturity in 2005.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     The Company is a party to two revolving credit facility agreements, each with 23 domestic and international banks, consisting of a $700 million five year revolving credit facility and a $300 million 364-day revolving credit facility. The $700 million facility provides that the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 15 to 30 basis points. These fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage. During 1998 commitment and usage fees were 10 and 20 basis points, respectively. The $300 million 364-day credit facility agreement provides that the Company may borrow until July 12, 1999, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 8 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee of 22 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the five year and the 364-day facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1998.

     Other domestic and international debt consisted of the previously mentioned reclassified short term bank borrowings and fixed and floating rate bank loans denominated in U.S. dollars and other currencies and maturing in 1999-2009. The weighted average interest rate in effect under the bank term loans was 8.98% at December 31, 1998.

     The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1998 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.


 (In millions)                 1999       2000      2001       2002       2003
--------------------------------------------------------------------------------
 Debt incurred under
   or supported by
   revolving credit
   agreements                 $  --     $   --     $  --      $  --     $201.0
 Other                         26.0      205.2      81.2       15.3        4.9
--------------------------------------------------------------------------------
                              $26.0     $205.2     $81.2      $15.3     $205.9

     Refer to Note 6, Accounts and Notes Receivable for additional information on financing arrangements. Refer to Note 10, Leased Assets for additional information on capital lease obligations.

Derivative Financial Instruments

Interest Rate Contracts

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1998, the interest rate on 55% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 62% at December 31, 1997.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     Contract information and weighted average interest rates follow. Current market pricing models were used to estimate the fair values of interest rate swap contracts.

                                          Dec. 31,          Dec. 31,
          (Dollars in millions)               1997  Matured     1998
          ----------------------------------------------------------
          Fixed rate swap contracts:
            Notional principal amount       $150.0    $50.0   $100.0
            Pay fixed rate                    7.16%    9.15%    6.17%
            Receive variable LIBOR            5.80     5.81     5.24
            Average years to maturity         2.15              2.12
            Fair value:(unfavorable)        $  (.8)           $ (2.2)
            Carrying amount: (liability)       (.5)              (.1)
          ----------------------------------------------------------

Weighted average information during the years 1998, 1997 and 1996 follows:

          (Dollars in millions)         1998     1997    1996
          ---------------------------------------------------
          Fixed rate contracts:
            Notional principal          $111     $191    $244
            Receive variable LIBOR      5.70%    5.74%   5.66%
            Pay fixed rate              6.40     7.46    8.85

          Floating rate contracts:
            Notional principal            --     $ 66    $144
            Receive fixed rate            --     6.24%   6.41%
            Pay variable LIBOR            --     5.63    5.52
          ---------------------------------------------------

Foreign Currency Exchange Contracts

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1998 and 1997. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt (including the annual coupon payments). The carrying amounts of these contracts (excluding the Swiss franc contracts) totaled $2.1 million at December 31, 1998 and was recorded in Other Current Liabilities. At December 31, 1997, the carrying amount was $2.5 million and was recorded in Accounts and Notes Receivable. The carrying amounts of the Swiss franc contracts totaled $89.8 million at December 31, 1998 and $76.0 million at December 31, 1997 and were recorded in Long Term Accounts and Notes Receivable.

     A summary of forward exchange contracts in place at December 31 follows. Current market pricing models were used to estimate the fair values of foreign currency forward contracts. The contract maturities match the maturities of the currency positions. The fair value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

                                              1998              1997
                                          -------------------------------
                                           Fair Contract    Fair Contract
          (In millions)                    Value   Amount    Value  Amount
          ---------------------------------------------------------------
          Buy currency:
            Swiss franc                   $236.0   $151.0   $218.2  $151.0
            U.S. dollar                     82.2     82.9     61.4    60.7
            German mark                       .8       .8     96.4    96.4
            British pound                   38.6     38.8     16.6    16.6
            All other                       23.3     22.0     27.7    28.5
          ----------------------------------------------------------------
                                          $380.9   $295.5   $420.3  $353.2
          Contract maturity:
            Swiss franc                    10/00 - 3/06     10/00 -  3/06
            All other                       1/99 - 3/00      1/98 - 12/98
          ----------------------------------------------------------------

          Sell currency:
            Belgian franc                 $189.8   $186.3   $212.4  $215.3
            German mark                     11.4     11.4    121.6   121.6
            French franc                    65.7     65.9       --      --
            British pound                     --       --     30.9    30.8
            All other                       37.6     37.8     82.9    84.0
          ----------------------------------------------------------------
                                          $304.5   $301.4   $447.8  $451.7
            Contract maturity               1/99 - 6/99       1/98 - 12/98
          ----------------------------------------------------------------

     The counterparties to the Company's interest rate swap and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts were considered by the Company to be material.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10: LEASED ASSETS
Net rental expense charged to income follows:


 (In millions)                                1998       1997        1996
--------------------------------------------------------------------------------
 Gross rental expense                       $226.3      $244.3      $256.4
 Sublease rental income                      (51.6)      (53.5)      (49.6)
--------------------------------------------------------------------------------
                                            $174.7      $190.8      $206.8

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

     While substantially all subleases and some operating leases are cancelable for periods beyond 1999, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location.

     Estimated minimum future lease payments, net of anticipated sublease revenue, follow:


                                     Capital       Operating       Sublease
 (In millions)                       Leases          Leases        Revenue
--------------------------------------------------------------------------------
 1999                                $ 2.1          $158.7         $ 39.1
 2000                                  2.1           132.0           31.1
 2001                                  2.7           103.5           23.0
 2002                                  1.9            69.0           16.4
 2003                                  1.9            56.1           11.0
 2004 and thereafter                   8.1           192.8           19.8
--------------------------------------------------------------------------------
                                     $18.8          $712.1         $140.4
--------------------------------------------------------------------------------
Present value of net
   minimum lease payments            $10.6          $568.6

Note 11: STOCK COMPENSATION PLANS

     The Company's 1989 Goodyear Performance and Equity Incentive Plan and the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs). For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan terminated on April 14, 1997, except with respect to grants and awards then outstanding.

     The 1997 Plan authorizes, and the 1989 Plan authorized, the Company to grant from time to time to officers and other key employees of the Company and subsidiaries restricted stock, performance grants and other stock-based awards authorized by the Compensation Committee of the Board of Directors, which administers the 1997 Plan. The 1997 Plan will expire by its terms on December 31, 2001, except with respect to grants and awards then outstanding.

     Stock options and related SARs granted during 1998 generally have a maximum term of ten years and vest pro rata over four years. Performance units granted during 1998 are based on cumulative net income per share of the Company's Common Stock over a three year performance period ending December 31, 2001. To the extent earned, a portion of the performance units will generally be paid in cash (subject to deferral under certain circumstances) and a portion may be automatically deferred for at least five years in the form of units, each equivalent to a share of the Company's Common Stock and payable in cash, shares of the Company's Common Stock or a combination thereof at the election of the participant. A maximum of 15,000,000 shares of the Company's Common Stock are available for issuance pursuant to grants and awards made under the 1997 Plan through December 31, 2001.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     Stock-based compensation activity for the years 1998, 1997 and 1996 follows:


                                                  1998                            1997                            1996
                                       ------------------------------------------------------------------------------------------
                                           Shares           SARs          Shares            SARs           Shares            SARs
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                8,226,144      1,190,248       8,277,689       1,052,799        7,327,626         793,371
 Options granted                        2,204,021        434,487       1,919,325         375,967        3,388,041         538,780
 Options without SARs exercised          (754,246)            --      (1,759,202)            ---       (2,212,106)             --
 Options with SARs exercised             (115,202)      (115,202)       (189,805)       (189,805)        (189,359)       (189,359)
 SARs exercised                            (7,395)        (7,395)        (38,968)        (38,968)         (82,700)        (82,700)
 Options without SARs expired             (53,283)            --         (35,080)             --          (25,113)             --
 Options with SARs expired                 (5,468)        (5,468)         (9,745)         (9,745)          (7,293)         (7,293)
 Performance units granted                100,474             --         111,788              --          148,650              --
 Performance unit shares issued            (8,629)            --         (26,619)             --          (43,753)             --
 Performance units cancelled              (23,164)            --         (23,239)             --          (26,304)             --
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31              9,563,252      1,496,670       8,226,144       1,190,248        8,277,689       1,052,799
---------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31              3,801,049        494,230       3,019,753         331,713        3,733,699         361,963
---------------------------------------------------------------------------------------------------------------------------------
Available for grant at December 31     10,755,666                     13,008,945                        1,055,957

     Significant option groups outstanding at December 31, 1998 and related weighted average price and life information follows:


Grant Date            Options Outstanding           Options Exercisable          Exercisable Price       Remaining Life (Years)
-------------------------------------------------------------------------------------------------------------------------------
11/30/98                        2,149,299                            --                     $57.25                 10
12/02/97                        1,871,625                       491,076                      63.50                  9
12/03/96                        1,596,054                       794,428                      50.00                  8
1/09/96                         1,280,489                       594,664                      44.00                  7
1/04/95                           834,752                       539,787                      34.75                  6
All other                       1,416,776                     1,336,794                      35.76                  4
-------------------------------------------------------------------------------------------------------------------------------

     The 1,416,776 options in the 'All other' category were outstanding at exercise prices ranging from $11.25 to $74.25, with a weighted average exercise price of $37.25. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.

     Weighted average option exercise price information for the years 1998, 1997 and 1996 follows:

                                                                                      1998                1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                                                            $46.86              $40.22            $33.96
Granted during the year                                                              57.25               63.50             47.05
Exercised during the year                                                            37.77               36.04             31.27
Outstanding at December 31                                                           50.27               46.86             40.22
Exercisable at December 31                                                           43.56               38.51             35.25
--------------------------------------------------------------------------------------------------------------------------------

Forfeitures and cancellations were insignificant.

     Weighted average fair values at date of grant for grants in 1998, 1997 and 1996 follow:

                                                                                      1998                1997              1996
--------------------------------------------------------------------------------------------------------------------------------

Options                                                                             $18.76              $22.03            $18.58
Performance units                                                                    57.25               63.50             47.02
--------------------------------------------------------------------------------------------------------------------------------

     The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                                      1998                1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Expected life (years)                                                                    5                   5                 5
Interest rate                                                                         4.51%               5.82%             5.69%
Volatility                                                                            26.9                25.6              33.6
Dividend yield                                                                        1.92                1.68              1.65
--------------------------------------------------------------------------------------------------------------------------------

     The fair value of performance units at date of grant was equal to the market value of the Company's common stock at that date.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     Stock-based compensation costs reduced income as follows:

          (In millions, except per share)                                     1998                 1997                1996
          --------------------------------------------------------------------------------------------------------------------
          Pretax income                                                       $5.0                 $10.2               $6.8
          Net income                                                           3.1                   6.1                4.1
          Net income per share                                                 .02                   .04                .03
          --------------------------------------------------------------------------------------------------------------------

     The following table presents the pro forma reduction in income that would have been recorded had the fair values of options granted in each year been recognized as compensation expense on a straight-line basis over the four-year vesting period of each grant. The pro forma effect on income in 1997 and 1996 is not representative because it does not take into consideration grants made prior to 1995.

          (In millions, except per share)                                     1998                 1997                1996
          --------------------------------------------------------------------------------------------------------------------
          Pretax income                                                      $26.7                $18.6               $12.5
          Net income                                                          22.5                 15.9                10.7
          Net income per share                                                 .14                  .10                 .07
          --------------------------------------------------------------------------------------------------------------------

     For purposes of diluted earnings per share, the incremental number of average shares resulting from outstanding stock options, computed using the treasury stock method, was 1,484,463 in 1998, 1,740,714 in 1997 and 1,475,611 in
1996. In addition, the incremental number of average shares resulting from performance units was 252,273 in 1998, 203,708 in 1997 and 250,645 in 1996.

NOTE 12: POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company and its subsidiaries provide substantially all domestic associates and associates at certain international subsidiaries with health care and life insurance benefits upon retirement. The life insurance and certain health care benefits are provided by insurance companies through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by the Company. Benefit payments are funded from operations.

     Net periodic benefit cost follows:

          (In millions)                                                       1998                 1997                1996
          ---------------------------------------------------------------------------------------------------------------------
          Service cost -- benefits earned during the period                 $ 20.5               $ 22.0              $ 22.9
          Interest cost                                                      152.2                154.3               155.0
          Amortization of unrecognized net losses                              8.9                  4.3                 5.1
          Amortization of prior service cost                                  (3.9)                (2.4)                (.1)
          ---------------------------------------------------------------------------------------------------------------------
                                                                            $177.7               $178.2              $182.9

     The following table sets forth changes in the accumulated benefit obligation and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1998 and 1997:

          (In millions)                                                                            1998                 1997
          ---------------------------------------------------------------------------------------------------------------------
          Accumulated benefit obligation:
            Beginning balance                                                                 $(2,081.9)           $(2,078.9)
            Service cost -- benefits earned                                                       (20.5)               (22.0)
            Interest cost                                                                        (152.2)              (154.3)
            Plan amendments                                                                         8.3                 48.5
            Actuarial loss                                                                       (115.1)               (37.4)
            Acquisitions                                                                             --                (14.8)
            Foreign currency translation                                                            9.2                  5.3
            Curtailments                                                                             .5                  5.4
            Associate contributions                                                                (1.7)                (1.6)
            Benefit payments                                                                      180.1                167.9
          ---------------------------------------------------------------------------------------------------------------------
            Ending balance                                                                     (2,173.3)            (2,081.9)
            Unrecognized net loss                                                                 417.6                312.0
            Unrecognized prior service cost                                                       (39.6)               (38.7)
          ---------------------------------------------------------------------------------------------------------------------
          Accrued benefit liability recognized on the Consolidated Balance Sheet              $(1,795.3)           $(1,808.6)

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     The following table presents significant assumptions used:


                                        1998                                1997                                1996
                           ---------------------------------------------------------------------------------------------------------
                               U.S.        International           U.S.        International           U.S.        International
------------------------------------------------------------------------------------------------------------------------------------
 Discount rate                 7.0%                  7.6%          7.5%                  8.8%         7.75%                  7.4%
 Rate of increase in
   compensation levels         4.0                   5.8           4.0                   6.4           4.5                   4.8
------------------------------------------------------------------------------------------------------------------------------------

     A 7.75% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 5.5% annual rate of increase for retirees 65 years and older is assumed in 1999. These rates gradually decrease to 5.0% in 2010 and remain at that level thereafter. A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 1998 and the aggregate service and interest cost for the year then ended as follows:


 (In millions)                                                                                   1% Increase         1% Decrease
------------------------------------------------------------------------------------------------------------------------------------
 Accumulated benefit obligation                                                                        $38.6              $(32.4)
 Aggregate service and interest cost                                                                     5.3                (4.2)
------------------------------------------------------------------------------------------------------------------------------------

NOTE 13: PENSIONS

     The Company and its subsidiaries provide substantially all associates with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried associates provide benefits based on final five-year average earnings formulas. Associates making voluntary contributions to these plans receive higher benefits. Other plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries.

     The Company's domestic funding practice since 1993 has been to fund amounts in excess of the requirements of Federal laws and regulations. During the six years ended December 31, 1998, the Company funded $772.8 million to its domestic pension plans, which were fully funded at that date.

     Net periodic pension cost follows:


 (In millions)                                                                       1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------------
 Service cost-- benefits earned during the period                                 $ 104.4             $   96.9            $   92.4
 Interest cost on projected benefit obligations                                     280.4                252.5               236.7
 Expected return on plan assets                                                    (334.2)              (275.5)             (247.4)
 Amortization of unrecognized:-- prior service cost                                  66.9                 48.2                42.2
                              -- net losses                                           6.9                 12.2                10.6
                              -- transition amount                                    1.2                   .8                 1.1
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $125.6              $ 135.1             $ 135.6

     The Company recognized a settlement loss of $6.6 million during 1998. During 1997, the Company recognized curtailment losses of $19.5 million as part of a charge for rationalizations. Refer to Note 2.

     The following table presents significant assumptions used:


                                            1998                               1997                                 1996
                                  -----------------------------------------------------------------------------------------------
                                  U.S.       International            U.S.        International            U.S.    International
---------------------------------------------------------------------------------------------------------------------------------
 Discount rate                    7.0%                 6.6%           7.5%                  7.1%          7.75%              7.4%
 Rate of increase in
   compensation levels            4.0                  3.8            4.0                   4.5           4.5                4.1
 Expected long term rate
   of return on plan assets       9.5                  8.7            9.5                   9.2           9.0                9.0
---------------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1998 and 1997. At the end of 1998 and 1997, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

(In millions)                                                                                       1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation:
  Beginning balance                                                                            $(3,596.4)              $(3,178.8)
    Service cost-- benefits earned                                                                (104.4)                  (96.9)
    Interest cost                                                                                 (280.4)                 (252.5)
    Plan amendments                                                                               (210.5)                 (108.6)
    Actuarial loss                                                                                (224.6)                 (190.1)
    Associate contributions                                                                        (21.8)                  (17.0)
    Special termination benefits                                                                      --                    (9.8)
    Acquisitions                                                                                     (.3)                  (25.1)
    Curtailment/settlements                                                                          8.7                     (.2)
    Foreign currency translation                                                                    16.2                    68.1
    Benefit payments                                                                               258.7                   214.5
------------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                                (4,154.8)               (3,596.4)
  Plan assets                                                                                    3,931.2                 3,567.3
------------------------------------------------------------------------------------------------------------------------------------
  Projected benefit obligation in excess of plan assets                                           (223.6)                  (29.1)
  Unrecognized prior service cost                                                                  536.4                   379.4
  Unrecognized net (gain) loss                                                                      12.8                   (24.2)
  Unrecognized net obligation at transition                                                         10.2                    10.9
------------------------------------------------------------------------------------------------------------------------------------
  Net pension asset                                                                                335.8                   337.0
  Adjustment required to recognize minimum liability                                               (52.9)                  (50.9)
------------------------------------------------------------------------------------------------------------------------------------
  Net benefit cost recognized on the Consolidated Balance Sheet                                $   282.9               $   286.1

     The following table presents amounts recognized on the Consolidated Balance Sheet:

(In millions)                                                                                       1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost -- current                                                                $    85.2               $    67.0
                     -- long term                                                                  462.7                   462.5
Accrued benefit cost -- current                                                                   (181.8)                 (163.8)
                     -- long term                                                                 (136.1)                 (130.5)
Intangible asset                                                                                    11.2                     7.7
Deferred income taxes                                                                               15.5                    15.1
Accumulated other comprehensive income                                                              26.2                    28.1
------------------------------------------------------------------------------------------------------------------------------------
Net benefit cost recognized on the Consolidated Balance Sheet                                  $   282.9               $   286.1

     The following table presents changes in plan assets:

(In millions)                                                                                       1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                              $ 3,567.3               $ 3,082.2
  Actual return on plan assets                                                                     485.3                   551.7
  Company contributions                                                                            142.9                   128.8
  Associate contributions                                                                           21.8                    17.0
  Acquisitions                                                                                        --                    38.1
  Settlements                                                                                       (7.5)                   (2.0)
  Foreign currency translation                                                                     (19.9)                  (34.0)
  Benefit payments                                                                                (258.7)                 (214.5)
------------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                 $ 3,931.2               $ 3,567.3

     For plans that are not fully funded:

(In millions)                                                                                       1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                                                 $  (290.2)              $  (258.9)
Plan assets                                                                                         67.9                    60.8
------------------------------------------------------------------------------------------------------------------------------------

     Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements and at December 31, 1998, these plans accounted for $73.2 million of the Company's accumulated benefit obligation, $81.4 million of its projected benefit obligation and $17.1 million of its minimum pension liability adjustment ($71.6 million, $80.9 million and $23.0 million, respectively, at December 31, 1997).

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14: SAVINGS PLAN

     Substantially all domestic associates are eligible to participate in one of the Company's six savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1998, most plans provided for the Company's matching of these contributions (up to a maximum of 6% of the associate's annual pay or, if less, $10,000) at the rate of 50%. Company contributions were $42.8 million, $40.6 million and $38.0 million for 1998, 1997 and 1996, respectively.

NOTE 15: INTEREST EXPENSE

     Interest expense includes interest and amortization of debt discount and expense less amounts capitalized as follows:

 (In millions)                           1998         1997        1996
----------------------------------------------------------------------
 Interest expense before
  capitalization                       $154.4      $ 125.7      $134.0
 Less capitalized interest                6.6          6.2         5.4
----------------------------------------------------------------------
                                       $147.8      $ 119.5      $128.6

     The Company made cash payments for interest in 1998, 1997 and 1996 of $143.8 million, $131.7 million and $141.0 million, respectively.


NOTE 16: ADVERTISING COSTS

     Advertising costs for 1998, 1997 and 1996 were $233.4 million, $244.1 million and $249.8 million, respectively.


NOTE 17: INCOME TAXES

     The components of Income from Continuing Operations before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

 (In millions)                            1998        1997        1996
----------------------------------------------------------------------
 U.S.                                 $  407.7      $142.2      $120.2
 Foreign                                 595.0       601.1       691.3
----------------------------------------------------------------------
                                       1,002.7       743.3       811.5
 Minority Interest in Net
   Income of Subsidiaries                 31.5        44.6        43.1
----------------------------------------------------------------------
                                      $1,034.2      $787.9      $854.6

     A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

 (Dollars in millions)                    1998        1997        1996
----------------------------------------------------------------------
 U.S. Federal income tax
   at the statutory rate of 35%         $362.0      $275.8      $299.1
 Adjustment for foreign income
   taxed at different rates              (54.3)      (31.3)      (23.7)
 Other                                   (22.0)      (23.6)      (22.4)
----------------------------------------------------------------------
 United States and Foreign
   Taxes on Income                      $285.7      $220.9      $253.0
----------------------------------------------------------------------
 Effective tax rate                       27.6%       28.0%       29.6%

     The components of the provision for income taxes by taxing jurisdiction follow:

 (In millions)                            1998        1997        1996
----------------------------------------------------------------------
 Current:
   Federal                               $(27.2)     $ 23.0    $ (22.1)
   Foreign income and
     withholding taxes                    161.0       212.6      230.4
   State                                    7.0          .5        5.2
----------------------------------------------------------------------
                                          140.8       236.1      213.5
 Deferred:
   Federal                                 88.2       (20.6)      23.9
   Foreign                                 46.6         7.4       20.3
   State                                   10.1        (2.0)      (4.7)
----------------------------------------------------------------------
                                          144.9       (15.2)      39.5
----------------------------------------------------------------------
 United States and Foreign
   Taxes on Income                       $285.7      $220.9     $253.0

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 follow:

 (In millions)                                         1998        1997
-----------------------------------------------------------------------
 Postretirement benefits other than pensions       $  712.8   $   704.9
 Rationalizations and other provisions                 54.0       108.0
 Accrued environmental liabilities                     30.3        30.1
 General and product liability                         37.7        49.6
 Alternative minimum tax credit
   carryforwards                                       23.6        63.2
 Foreign tax credit & operating loss
   carryforwards                                       49.2        22.5
 Workers' compensation                                 48.1        52.1
 Vacation and sick pay                                 69.6        70.8
 Other                                                 69.1        34.6
-----------------------------------------------------------------------
                                                    1,094.4     1,135.8
 Valuation allowance                                  (41.7)      (15.8)
-----------------------------------------------------------------------
 Total deferred tax assets                          1,052.7     1,120.0
 Total deferred tax liabilities -- depreciation      (453.7)     (452.8)
                                -- pensions          (222.7)     (181.6)
-----------------------------------------------------------------------
 Total deferred taxes                              $  376.3   $   485.6

     The Company made net cash payments for income taxes in 1998, 1997 and 1996 of $230.7 million, $262.6 million and $238.5 million, respectively.

     No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,679.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE 18: RESEARCH AND DEVELOPMENT

     Research and development costs for 1998, 1997 and 1996 were $420.7 million, $384.1 million and $374.5 million, respectively.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 19: BUSINESS SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective December 31, 1998. SFAS 131 requires disclosure of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for 1997 and 1996 has been restated to conform with the requirements of SFAS 131.

     Segment information reflects the six strategic business units of the Company (SBUs), which are organized to meet customer requirements and global competition. The Tire business is comprised of four regional SBUs. The Engineered and Chemical businesses are each managed on a global basis. Segment information is reported on the basis used for reporting to the Company's Chairman of the Board, Chief Executive Officer and President.

     Each of the four regional tire business segments involve the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include tubes, retreads, automotive repair services and merchandise purchased for resale.

     North American Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft, and construction applications in the United States, Canada and export markets. Tires are also provided for most major motor racing series. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale.

     Europe Tire provides original equipment and replacement tires for autos, trucks, farm and construction applications in Europe, Africa, the Middle East and export markets. Europe Tire also retreads truck and aircraft tires.

     Latin American Tire provides original equipment and replacement tires for autos, trucks, tractors and construction applications in Central and South America, Mexico and export markets. Latin America Tire also manufactures materials for tire retreading.

     Asia Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in Asia, Australia and the Western Pacific. Asia Tire also retreads truck, construction equipment and aircraft tires and provides automotive repair services.

     Engineered Products develops, manufactures and sells belts, hose, molded products, foam cushioning accessories, airsprings, tank tracks and other products for original equipment and replacement transportation applications and industrial markets worldwide.

     Chemical Products develops, manufactures and sells organic chemicals used in rubber and plastic processing, synthetic rubber and rubber latices, plantation and natural rubber purchasing operations, and other products for internal and external customers worldwide.

     The Company's oil transportation business was sold during 1998 and accounted for as a discontinued operation. Accordingly, results of operations have been restated to exclude this business from segment sales, income and depreciation for 1998, 1997 and 1996. Refer to Note 3.

     Portions of the items described in Note 2, Rationalizations and Note 5, Other Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

                                    North American                 Latin               Engineered    Chemical
(In millions)                                 Tire     Europe    America        Asia     Products    Products      Total
-------------------------------------------------------------------------------------------------------------------------
1998
Rationalizations and other provisions      $ (7.7)     $  --       $15.9     $   --         $  --      $   --    $   8.2
Asset sales                                 (44.1)      (4.1)       (3.4)     (10.1)          (.6)      (61.5)    (123.8)
-------------------------------------------------------------------------------------------------------------------------
                                           $(51.8)     $(4.1)      $12.5     $(10.1)        $ (.6)     $(61.5)   $(115.6)

1997
-------------------------------------------------------------------------------------------------------------------------
Rationalizations and other provisions      $107.6      $50.9       $36.5     $   --         $ 6.0      $   --    $ 201.0

1996
-------------------------------------------------------------------------------------------------------------------------
Rationalizations and other provisions      $ 80.0      $29.4       $20.8     $  1.8         $ 4.9      $ 11.6    $ 148.5
Asset sales                                    --         --          --         --          10.3       (42.4)     (32.1)
-------------------------------------------------------------------------------------------------------------------------
                                           $ 80.0      $29.4       $20.8     $  1.8         $15.2      $(30.8)   $ 116.4

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

(In millions)                                                            1998                    1997                    1996
------------------------------------------------------------------------------------------------------------------------------------
Sales
  North American Tire                                               $ 6,235.2               $ 6,207.5               $ 6,123.8
  Europe Tire                                                         2,911.0                 2,927.2                 2,869.6
  Latin American Tire                                                 1,245.6                 1,413.4                 1,368.5
  Asia Tire                                                             501.8                   666.9                   736.2
------------------------------------------------------------------------------------------------------------------------------------
     Total Tires                                                     10,893.6                11,215.0                11,098.1
  Engineered Products                                                 1,279.3                 1,324.0                 1,269.4
  Chemical Products                                                     970.8                 1,089.1                 1,152.7
------------------------------------------------------------------------------------------------------------------------------------
     Total Segment Sales                                             13,143.7                13,628.1                13,520.2
  Inter-SBU sales                                                      (524.3)                 (569.5)                 (546.3)
  Other                                                                   6.9                     6.7                    11.8
------------------------------------------------------------------------------------------------------------------------------------
     Net Sales                                                      $12,626.3               $13,065.3               $12,985.7

Income
  North American Tire                                               $   378.6               $   382.5               $   316.2
  Europe Tire                                                           302.1                   269.1                   299.8
  Latin American Tire                                                   186.1                   233.5                   226.8
  Asia Tire                                                               7.5                    58.6                    70.2
------------------------------------------------------------------------------------------------------------------------------------
     Total Tires                                                        874.3                   943.7                   913.0
  Engineered Products                                                   111.8                   130.1                   118.5
  Chemical Products                                                     139.6                   128.3                   136.2
------------------------------------------------------------------------------------------------------------------------------------
     Total Segment Income (EBIT)                                      1,125.7                 1,202.1                 1,167.7
  Rationalizations and other provisions                                 137.6                  (265.2)                 (116.4)
  Interest expense                                                     (147.8)                 (119.5)                 (128.6)
  Foreign currency exchange                                               2.6                    34.1                    (7.4)
  Minority interest in net income of subsidiaries                       (31.5)                  (44.6)                  (43.1)
  Inter-SBU income                                                      (61.1)                  (54.7)                  (66.0)
  Other                                                                 (22.8)                   (8.9)                    5.3
------------------------------------------------------------------------------------------------------------------------------------
     Income from Continuing Operations before Income Taxes          $ 1,002.7               $   743.3               $   811.5

Assets
  North American Tire                                               $ 3,944.6               $ 3,596.6               $ 3,443.5
  Europe Tire                                                         2,588.1                 2,123.4                 1,923.4
  Latin American Tire                                                   993.8                   979.5                   859.7
  Asia Tire                                                             744.0                   522.3                   655.8
------------------------------------------------------------------------------------------------------------------------------------
     Total Tires                                                      8,270.5                 7,221.8                 6,882.4
  Engineered Products                                                   678.9                   630.3                   568.2
  Chemical Products                                                     576.5                   541.0                   566.6
------------------------------------------------------------------------------------------------------------------------------------
     Total Segment Assets                                             9,525.9                 8,393.1                 8,017.2
  Corporate                                                           1,063.4                 1,061.8                 1,234.6
  Discontinued Operations                                                  --                   462.5                   420.0
------------------------------------------------------------------------------------------------------------------------------------
     Assets                                                         $10,589.3               $ 9,917.4               $ 9,671.8

     Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the Chemical Products segment included transfers to other SBUs. EBIT is computed as follows: net sales less cost of goods sold and selling, administrative and general expense, including allocated central administrative expenses. Inter-SBU sales by Chemical Products were at the lower of a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU's EBIT at Chemical Products' cost. Segment assets include those assets under the management of the SBU.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


 (In millions)                                             1998             1997         1996
---------------------------------------------------------------------------------------------
 Capital Expenditures
   North American Tire                                   $325.7           $229.5       $205.0
   Europe Tire                                            169.6            164.8        105.0
   Latin American Tire                                     67.7             73.5         81.9
   Asia Tire                                               55.2             57.0         64.2
---------------------------------------------------------------------------------------------
      Total Tires                                         618.2            524.8        456.1
   Engineered Products                                     49.6             46.4         48.5
   Chemical Products                                       95.2             60.9         59.3
---------------------------------------------------------------------------------------------
      Total Segment Capital Expenditures                  763.0            632.1        563.9
   Corporate                                               75.4             64.7         49.6
   Discontinued Operations                                   --              2.2          4.0
---------------------------------------------------------------------------------------------
      Capital Expenditures                               $838.4           $699.0       $617.5

 Depreciation
   North American Tire                                   $212.7           $201.4       $196.4
   Europe Tire                                             84.9             72.8         64.7
   Latin American Tire                                     38.9             36.7         27.4
   Asia Tire                                               27.8             28.3         22.1
---------------------------------------------------------------------------------------------
      Total Tires                                         364.3            339.2        310.6
   Engineered Products                                     32.4             29.3         26.8
   Chemical Products                                       34.4             32.5         28.1
---------------------------------------------------------------------------------------------
      Total Segment Depreciation                          431.1            401.0        365.5
   Corporate                                               56.7             52.9         54.4
---------------------------------------------------------------------------------------------
      Depreciation                                       $487.8           $453.9       $419.9

     The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted primarily of properties and plants, deferred charges and other miscellaneous assets. Management did not consider the net sales or long-lived assets of individual countries outside the United States to be significant to the consolidated financial statements.


 (In millions)                                             1998             1997         1996
---------------------------------------------------------------------------------------------
 Net Sales
   United States                                      $ 6,806.4        $ 6,831.0    $ 6,882.8
   International                                        5,819.9          6,234.3      6,102.9
---------------------------------------------------------------------------------------------
                                                      $12,626.3        $13,065.3    $12,985.7
 Long-Lived Assets
   United States                                      $ 2,750.6        $ 2,966.6    $ 2,940.5
   International                                        2,649.5          2,074.1      1,936.7
---------------------------------------------------------------------------------------------
                                                      $ 5,400.1        $ 5,040.7    $ 4,877.2

     Sales and operating income of the Asia segment reflect the results of the Company's majority-owned tire business in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's Consolidated Statement of Income using the equity method. The following table presents the sales and operating income of the Company's Asian segment together with 100% of the sales and operating income of SPT:


 (In millions)                                             1998             1997         1996
---------------------------------------------------------------------------------------------
 Net Sales
   Asia Segment                                       $   501.8        $   666.9     $  736.2
   SPT                                                    636.3            744.2        814.1
---------------------------------------------------------------------------------------------
                                                      $ 1,138.1        $ 1,411.1     $1,550.3


 Operating Income
   Asia Segment                                       $     7.5        $    58.6     $   70.2
   SPT                                                     47.2             63.5         75.8
---------------------------------------------------------------------------------------------
                                                      $    54.7        $   122.1     $  146.0

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 20: COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 1998, the Company had binding commitments for investments in land, buildings and equipment of $194.8 million and off-balance-sheet financial guarantees written of $28.5 million.

     At December 31, 1998, the Company had recorded liabilities aggregating $71.7 million for anticipated costs, including legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute, and is expected to be paid over several years. Refer to Environmental Cleanup Matters at Note 1.

     At December 31, 1998, the Company had recorded liabilities aggregating $87.5 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of the Company.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1998 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.


NOTE 21: PREFERRED STOCK PURCHASE RIGHTS PLAN

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

SUPPLEMENTARY DATA
(UNAUDITED)

QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)
                                                                            Quarter
                                                    --------------------------------------------------------
1998                                                   First         Second           Third           Fourth           Year
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                           $3,094.0       $3,137.5        $3,191.7         $3,203.1      $12,626.3
Gross Profit                                           762.8          744.8           721.9            723.9        2,953.4
Net Income                                             176.8          199.0           185.0            121.5          682.3
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Share -- Basic                           1.13           1.26            1.19              .78           4.36
                     -- Diluted                         1.11           1.25            1.17              .78           4.31

Average Shares Outstanding:
                     -- Basic                          156.8          157.2           156.4            155.9          156.6
                     -- Diluted                        159.0          159.3           157.8            157.1          158.3

Price Range of Common Stock:*
  High                                              $ 76 3/4       $ 76 1/8        $     67         $58 5/16      $ 76 3/4
  Low                                                 57 3/4         62 7/8          45 7/8          46 9/16        45 7/8
--------------------------------------------------------------------------------------------------------------------------
Dividends Per Share                                      .30            .30             .30              .30          1.20

     The first quarter included an after-tax charge of $34.7 million or $.22 per share for the sale of the Oil Transportation business segment. After-tax gains on other asset sales were recorded totaling $37.9 million or $.24 per share in the first quarter, $32.0 million or $.20 per share in the third quarter and $6.5 million or $.04 per share in the fourth quarter. An after-tax gain totaling $19.6 million or $.12 per share was recorded in the second quarter resulting from favorable experience in implementation of the Company's program to exit the Formula 1 racing series and the reversal of reserves related to production rationalization in North America.

                                                                            Quarter
                                                    --------------------------------------------------------
1997                                                   First         Second           Third           Fourth           Year
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                           $3,208.7       $3,289.9        $3,298.7         $3,268.0      $13,065.3
Gross Profit                                           755.6          765.3           762.4            766.4        3,049.7
Net Income                                             170.4          192.2           194.1              2.0          558.7
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Share -- Basic                           1.09           1.23            1.25              .01           3.58
                     -- Diluted                         1.08           1.22            1.22              .01           3.53

Average Shares Outstanding:
                     -- Basic                          156.4          155.8           156.2            156.5          156.2
                     -- Diluted                        158.0          157.7           158.3            158.6          158.2

Price Range of Common Stock:*
  High                                              $ 55 7/8       $ 63 3/8        $ 69 3/4         $ 71 1/4      $  71 1/4
  Low                                                 50 5/8         49 1/4          60 5/8           58 5/8         49 1/4
---------------------------------------------------------------------------------------------------------------------------
Dividends Per Share                                      .28            .28             .28              .30           1.14

The fourth quarter included after-tax charges of $176.3 million or $1.12 per share for rationalizations.

Per share amounts of unusual items are diluted.

*New York Stock Exchange - Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 26, 1999, for its Annual Meeting of Shareholders to be held on April 12, 1999 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 22 through 26, inclusive, of this Annual Report.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1998, except that: (1) Ms. K. G. Farley, a Director of Registrant, filed her Form 3, dated February 23, 1998, approximately ten days late due to an administrative error; and (2) Mr. W.
H. Hopkins, a Vice President of Registrant, filed an amendment dated July 6, 1998 to his Form 3 dated May 19, 1998 to correct an administrative error in the reporting of his holdings of Common Stock. To the knowledge of Registrant, no person owned 10% or more of any class of Registrant's equity securities registered under the Exchange Act during 1998.


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

         1. Financial Statements: See Index on page 43 of this Annual Report.

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

         3. Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-7, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of Registrant:

           EXHIBIT                       DESCRIPTION                                       FILED AS EXHIBIT
           --------                      -------------                                     ------------------
            10(a)          1997 Performance Incentive Plan of The                         10.1 to Form 10-Q for
                           Goodyear Tire & Rubber Company                                 the quarter ended
                           (the "1997 Plan")                                              June 30, 1997

            10(b)          1989 Goodyear Performance and Equity                           A to Form 10-Q for
                           Incentive Plan ("1989 Plan")                                   quarter ended March 31, 1989

            10(c)          Forms of Stock Option Grant Agreements                         10.1 to Form 10-K for
                           under the 1997 Plan in respect of Stock                        year ended December 31,
                           Options and SARs granted December 2,                           1997
                           1997

            10(d)          Performance Recognition Plan                                   10.1 to Form 10-K for
                           adopted as of January 1, 1996                                  year ended December 31, 1995

            10(e)          Form of Performance Unit Grant Agreement                       10.2 to Form 10-K for
                           under 1997 Plan dated December 2, 1997                         year ended December 31, 1997

            10(f)          Forms of Stock Option Unit Grant Agreements                    10.3 to Form 10-K for year
                           under 1989 Plan in respect of options and                      ended December 31, 1996
                           SARs granted December 3, 1996

            10(g)          Form of Stock Option Grant Agreement                           G to Form 10-K for year
                           under 1989 Plan in respect of options                          ended December 31, 1993
                           granted January 4, 1994

            10(h)          Forms of Stock Option Grant                                    10.1 to this Annual Report
                           Agreements and Performance Grant                               on Form 10-K
                           Agreements under 1997 Plan in respect
                           of Options and SARs and Performance
                           Unit Grants made on November 30, 1998
                           and on other dates

            10(i)          Form of Performance Equity Grant                               10.2 to Form 10-K for year
                           Agreement for 1994 under 1989 Plan                             ended December 31, 1996
                           (as amended December 3, 1996)

            10(j)          Goodyear Supplementary Pension Plan                            A to Form 10-Q for quarter
                           (as amended)                                                   ended March 31, 1990

           EXHIBIT                       DESCRIPTION                                       FILED AS EXHIBIT
           --------                      -------------                                     ------------------
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

            10(r)          Deferred Compensation Plan for Executives                       B to Form 10-Q for quarter
                                                                                           ended September 30, 1994

            10(s)          1994 Restricted Stock Award Plan for                            B to Form 10-Q for
                           Non-employee Directors                                          quarter ended June 30, 1994

            10(t)          Outside Directors' Equity                                       10.3 to Form 10-K for year
                           Participation Plan (as amended)                                 ended December 31, 1997

            10(u)          Amended Annex A to Performance Equity                           10.2 to this Annual Report
                           Grant for 1997 and to Performance Grant                         Report on Form 10-K
                           for 1998




B.  REPORTS ON FORM 8-K:

       No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1998.

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

                                         THE GOODYEAR TIRE & RUBBER COMPANY
                                                    (Registrant)

Date:  March 26, 1999                           By /s/ SAMIR G. GIBARA
                                        --------------------------------------
                                        Samir G. Gibara, Chairman of the Board,
                                         Chief Executive Officer and President


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 26, 1999                     /s/ SAMIR G. GIBARA
                              ------------------------------------------------
                              Samir G. Gibara, Chairman of the Board, Chief
                               Executive Officer and President and Director
                                   (Principal Executive Officer)


Date:  March 26, 1999                     /s/ ROBERT W. TIEKEN
                              ------------------------------------------------
                                  Robert W. Tieken, Executive Vice President
                                         (Principal Financial Officer)


Date:  March 26, 1999                       /s/ JOHN W. RICHARDSON
                              ------------------------------------------------
                                       John W. Richardson, Vice President
                                         (Principal Accounting Officer)




                        John G. Breen, Director
                        William E. Butler, Director
                        Thomas H. Cruikshank, Director       By     /s/ ROBERT W. TIEKEN
                        Katherine G. Farley, Director           ------------------------------
                        William J. Hudson, Jr., Director         Robert W. Tieken, Signing as
Date: March 26, 1999    Steven A. Minter, Director            Attorney-in-Fact for the directors
                        Agnar Pytte, Director                    whose names appear opposite.
                        George H. Schofield, Director
                        William C. Turner, Director
                        Martin D. Walker, Director


       A Power of Attorney, dated November 30, 1998, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

                          FINANCIAL STATEMENT SCHEDULES

                        ITEMS 8 AND 14(a)(2) OF FORM 10-K

                                FOR CORPORATIONS

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                              -------------------


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:

                                            SCHEDULE NO.         PAGE NUMBER
                                            --------------      --------------
Valuation and Qualifying Accounts .......        II                  FS-1

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

================================================================================

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             YEAR ENDED DECEMBER 31,

================================================================================

(IN MILLIONS)
                                                                    ADDITIONS                         TRANSLATION
                                                    BALANCE AT      CHARGED         DEDUCTIONS         ADJUSTMENT        BALANCE
                                                     BEGINNING     (CREDITED)          FROM              DURING         AT END OF
DESCRIPTION                                          OF PERIOD      TO INCOME        RESERVES            PERIOD           PERIOD
                                                    ------------   ------------    ------------       ------------    ------------
                                                            1998
Deducted from accounts and notes receivable:
 For doubtful accounts ...........................  $       49.5   $       23.4    $      (18.0)(a)   $       --      $       54.9
Valuation allowance -- deferred
 tax assets ......................................          15.8           25.9            --                 --              41.7
                                                    ------------   ------------    ------------       ------------    ------------

                                                            1997
Deducted from accounts and notes receivable:
 For doubtful accounts ...........................  $       58.1   $       20.5    $      (25.3)(a)   $       (3.8)   $       49.5
Valuation allowance -- deferred
 tax assets ......................................          21.4           (5.6)           --                 --              15.8
                                                    ------------   ------------    ------------       ------------    ------------

                                                            1996
Deducted from accounts and notes receivable:
 For doubtful accounts ...........................  $       56.2   $       19.3    $      (18.9)(a)   $        1.5    $       58.1
Valuation allowance -- deferred
 tax assets ......................................          29.7           (8.3)           --                 --              21.4


----------
Note:(a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1998

                              INDEX OF EXHIBITS(1)

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                     NUMBER             PAGE
----------              ---------------------------                               ----------         -------
     3         ARTICLES OF INCORPORATION AND BY-LAWS

          (a)  Certificate of Amended Articles of Incorporation of The Goodyear
               Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear
               Tire & Rubber Company, dated April 6, 1993, and Certificate of
               Amendment to Amended Articles of Incorporation of Registrant dated June 4, 1996, three documents comprising Registrant's
               Articles of Incorporation as amended through March 25, 1999
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 3.1 to Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1996, File No.
               1-1927).

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

       ---------------

       (1) See Part IV, Item 14, Part A.3.

       (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                     NUMBER             PAGE
----------              ---------------------------                               ----------         -------
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

          (f) Conformed copy of Second Replacement and Restatement Agreement dated as of July 13, 1998, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed with the Securities and Exchange Commission as
               Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-1927).

          (g) Form of Indenture, dated as of March 15, 1996, between Registrant and Chemical Bank (now The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17,
               1998 (incorporated by reference, filed with the Securities and Exchange Commission on Exhibit 4.1 to Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1998, File
               No, 1-1927)

       ---------------
       (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                      NUMBER            PAGE
----------              ---------------------------                               ----------         -------
     4         Information concerning Goodyear's long-term debt is set forth at
               Note 7, captioned "Financing Arrangements and Financial
               Instruments", at the sub-caption "Long Term Debt and Financing
               Arrangements", in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by specific
               reference. In accordance with paragraph (iii) to Part 4 of Item
               601 of Regulation S-K, the agreements and instruments defining the rights of holders of long term debt of Registrant in respect of which the total amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

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

          (c) Forms of Stock Option Grant Agreements in respect of options granted December 2, 1997 under the 1997 Performance Incentive
               Plan of Registrant: Part I, form of Grant Agreement for Incentive
               Stock Options; Part II, form of Grant Agreement for Non-Qualified
               Stock Options; and Part III, form of Grant Agreement for
               Non-Qualified Stock Options and tandem Stock Appreciation Rights
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
               1-1927).

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

      ---------------
       (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                     NUMBER             PAGE
----------              ---------------------------                               ----------         -------

      10 (e) Form of Performance Unit Grant Agreement in respect of grants made on December 2, 1997 in respect of 1998 under the 1997
               Performance Incentive Plan of Registrant. (incorporated by reference, filed with the Securities and Exchange Commission as
               Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

          (f) Forms of Stock Option Grant Agreements in respect of options and SARs granted December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, form of Agreement for
               Incentive Stock Options; Part II, form of Agreement for
               Non-Qualified Stock Options; and Part III, form of Agreement for
               Non-Qualified Stock Options and Tandem Stock Appreciation Rights
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No.
               1-1927).

          (g)  Form of Stock Option Grant Agreement under the 1989 Goodyear
               Performance and Equity Incentive Plan in respect of options granted January 4, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit G to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993, File No. 1-1927).

          (h)  Forms of Grant Agreements in respect of stock options, SARs and       10.1           X-10.1-1
               performance units granted during 1998 under Registrant's 1997
               Performance Incentive Plan: Part I, form of Grant Agreement for
               Non-qualified Stock Options; Part II, form of Grant Agreement for
               Non-qualified Stock Options and tandem Stock Appreciation Rights;
               Part III, form of Grant Agreement for Performance Units; and Part
               IV, form of Grant Agreement for Chairman's Award Performance
               Units.

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


      ---------------

      (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                     NUMBER             PAGE
----------              ---------------------------                               ----------         -------
     10   (k)  Form of Performance Equity Grant Agreement in respect of grants made on December 6, 1994 in respect of 1995 under the 1989
               Goodyear Performance and Equity Incentive Plan, as amended
               December 3, 1996 (incorporated by reference, filed with the
               Securities and Exchange Commission as Exhibit 10.4 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-1927).

          (l)  Goodyear Employee Severance Plan, as adopted by the Board of
               Directors of Registrant on February 14, 1989 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A-II to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).

          (m) Forms of Stock Option Grant Agreement granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan:
               Part I, Form of Agreement for Incentive Stock Options; Part II,
               Form of Agreement for Non-qualified Stock Options; and Part III,
               Form of Agreement for Non-qualified Stock Options and tandem
               Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 1-1927).

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

          (p) Forms of Stock Option Grant Agreements in respect of options and SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, form of Agreement for
               Incentive Stock Options; Part II, form of Agreement for
               Non-Qualified Stock Options; and Part III, form of Agreement for
               Non-Qualified Stock Options and tandem Stock Appreciation Rights
               (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit G to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1994, File No. 1-1927).

      ---------------
      (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                            EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                      NUMBER           PAGE
----------              ---------------------------                                 -------          ----
      10  (q)  Conformed copy of Consolidated Receivables Sale Agreement
               [$550,000,000 Facility], dated as of November 15, 1996, among
               Registrant, Asset Securitization Cooperative Corporation and
               Canadian Imperial Bank of Commerce (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-1927).

          (r)  The Goodyear Tire & Rubber Company Deferred Compensation Plan for
               Executives, as adopted effective October 4, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-1927).

          (s)  1994 Restricted Stock Award Plan for Non-employee Directors of
               Registrant, as adopted effective June 1, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit B to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).

          (t)  Outside Directors' Equity Participation Plan, as adopted February
               2, 1996 and amended February 3, 1998 (incorporated by reference filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-1927).

          (u)  Amendments to Annexes to Performance Grant Agreements: Part I,         10.2           X-10.2-1
               Amendment to Annex A to Performance Equity Grant Agreement for
               1997; and Part II, Amendment to Annex A to Performance Grant
               Agreement for 1998.

      12       STATEMENT RE COMPUTATION OF RATIOS

          (a)  Statement setting forth the Computation of Ratio of                      12           X-12-1
               Earnings to Fixed Charges.

      21       SUBSIDIARIES

          (a)  List of subsidiaries of Registrant at March 15, 1999.                    21           X-21-1



      ---------------

      (2) Pursuant to Item 601 of Regulation S-K.

   EXHIBIT
    TABLE
    ITEM                                                                           EXHIBIT
   NO. (2)              DESCRIPTION OF EXHIBIT                                     NUMBER             PAGE
----------              ---------------------------                               ----------         -------
      23          CONSENTS OF EXPERTS AND COUNSEL

            (a)   Consent of PricewaterhouseCoopers LLP, independent                 23             X-23-1
                  accountants, to incorporation by reference of their report set forth on page 43 of this Annual Report in
                  certain Registration Statements on Forms S-3 and S-8.

      24          POWER OF ATTORNEY

            (a)   Power of Attorney, dated November 30, 1998, authorizing            24             X-24-1
                  Robert W. Tieken, C. Thomas Harvie, John W. Richardson,
                  James Boyazis, or any one or more of them, to sign this
                  Annual Report on behalf of certain directors of Registrant.

      27          FINANCIAL DATA SCHEDULE                                            27             X-27-1

      99          ADDITIONAL EXHIBITS

             (a)  Registrant's definitive Proxy Statement dated February 26,
                  1999 (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927).