Form 10-Q
period 1999-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-05-14
CIK 42582

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Yes  x                                               No
        ----                                                ----

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 1999:          155,990,154

===============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1999         1998
                                                         ---------    ---------
NET SALES                                               $ 2,991.2    $ 3,094.0

Cost of Goods Sold                                        2,331.4      2,331.2
Selling, Administrative and General Expense                 444.8        459.0
Rationalizations                                            167.4        (61.1)
Interest Expense                                             37.7         30.3
Other Expense                                                 5.3          7.1
Foreign Currency Exchange                                   (34.6)        (5.3)
Minority Interest in Net Income of Subsidiaries               4.5          8.8
                                                        ---------    ---------
Income from Continuing Operations before Income Taxes        34.7        324.0
United States and Foreign Taxes on Income                     9.2        112.5
                                                        ---------    ---------
INCOME FROM CONTINUING OPERATIONS                            25.5        211.5

Discontinued Operations                                      --          (34.7)
                                                        ---------    ---------
NET INCOME                                                   25.5        176.8

Retained Earnings at Beginning of Period                  3,477.8      2,983.4

CASH DIVIDENDS                                              (46.9)       (47.0)
                                                        ---------    ---------
Retained Earnings at End of Period                      $ 3,456.4    $ 3,113.2
                                                        =========    =========
PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                   $    0.16    $    1.35
    Discontinued Operations                                  --          (0.22)
                                                        ---------    ---------
    NET INCOME                                          $    0.16    $    1.13
                                                        =========    =========

Average Shares Outstanding                                  156.0        156.8

PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                   $    0.16    $    1.33
    Discontinued Operations                                  --          (0.22)
                                                        ---------    ---------
    NET INCOME                                          $    0.16    $    1.11
                                                        =========    =========

Average Shares Outstanding                                  157.8        159.0

CASH DIVIDENDS PER SHARE                                $    0.30    $    0.30
                                                        =========    =========




The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(Dollars in millions)
                                                                         MARCH 31,   DECEMBER 31,
                                                                           1999          1998
                                                                         ---------   ------------
ASSETS:                                                                      --           --
CURRENT ASSETS:
     Cash and cash equivalents                                          $   191.0    $   239.0
     Accounts and notes receivable,
        less allowance - $55.3 ($54.9 in 1998)                            1,930.2      1,770.7
     Inventories:
        Raw materials                                                       302.7        369.9
        Work in process                                                      82.8         87.5
        Finished product                                                  1,718.9      1,707.1
                                                                        ---------    ---------
                                                                          2,104.4      2,164.5
     Prepaid expenses and other current assets                              327.5        354.9
                                                                        ---------    ---------
        TOTAL CURRENT ASSETS                                              4,553.1      4,529.1

Long Term Accounts and Notes Receivable                                     146.3        173.5
Sumitomo 1.2% Convertible Note Receivable Due 8/00                          110.4         --
Investments in Affiliates, at equity                                        109.1        111.4
Other Assets                                                                114.1         99.5
Deferred Charges                                                          1,343.5      1,317.3
Properties and Plants,
     less accumulated depreciation - $5,367.0 ($5,394.6 in 1998)          4,242.0      4,358.5
                                                                        ---------    ---------
    TOTAL ASSETS                                                        $10,618.5    $10,589.3
                                                                        =========    =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                           $ 1,075.1    $ 1,131.7
     Compensation and benefits                                              726.1        751.0
     Other current liabilities                                              383.6        351.9
     United States and foreign taxes                                        220.6        252.6
     Notes payable to banks                                                 846.0        763.3
     Long term debt due within one year                                      22.1         26.0
                                                                        ---------    ---------
        TOTAL CURRENT LIABILITIES                                         3,273.5      3,276.5

Compensation and Benefits                                                 1,906.1      1,945.9
Long Term Debt                                                            1,366.0      1,186.5
Sumitomo 1.2% Convertible Note Payable Due 8/00                             110.4         --
Other Long Term Liabilities                                                 146.4        175.6
Minority Equity in Subsidiaries                                             247.4        259.0
                                                                        ---------    ---------
    TOTAL LIABILITIES                                                     7,049.8      6,843.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                  --           --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares - 155,990,154 (155,943,535 in 1998)
      after deducting 39,688,514 treasury shares (39,735,133 in 1998)       156.0        155.9
Capital Surplus                                                           1,016.6      1,015.9
Retained Earnings                                                         3,456.4      3,477.8
Accumulated Other Comprehensive Income                                   (1,060.3)      (903.8)
                                                                        ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                                            3,568.7      3,745.8
                                                                        ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $10,618.5    $10,589.3
                                                                        =========    =========

The accompanying notes are an integral part of this financial statement.

            THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited


(In millions)                                                                          Accumulated Other
                                                                                      Comprehensive Income
                                                                                    ------------------------
                                                    Common     Capital   Retained     Foreign        Minimum          Total
                                                     Stock     Surplus   Earnings     Currency       Pension      Shareholders'
                                                                                     Translation     Liability         Equity
                                                -------------------------------------------------------------------------------
Balance at December 31, 1998                         $ 155.9  $ 1,015.9  $ 3,477.8     $ (877.6)     $ (26.2)         $ 3,745.8

   COMPREHENSIVE INCOME FOR 1999:
             NET INCOME                                                       25.5
             FOREIGN CURRENCY TRANSLATION                                                (161.1)
             MINIMUM PENSION LIABILITY                                                                   4.6

                TOTAL COMPREHENSIVE INCOME                                                                               (131.0)

   Cash dividends                                                            (46.9)                                       (46.9)

   Common stock transactions                             0.1        0.7                                                     0.8
                                                -------------------------------------------------------------------------------
Balance at March 31, 1999                            $ 156.0  $ 1,016.6  $ 3,456.4    $(1,038.7)     $ (21.6)         $ 3,568.7
                                                ===============================================================================


                                                                                        Accumulated Other
                                                                                      Comprehensive Income
                                                                                    ------------------------
                                                    Common   Capital     Retained     Foreign        Minimum       Total
                                                    Stock    Surplus     Earnings     Currency       Pension    Shareholders'
                                                                                    Translation     Liability      Equity
                                              --------------------------------------------------------------------------------
Balance at December 31, 1997                        $ 156.6  $ 1,061.6   $ 2,983.4    $ (778.0)     $ (28.1)         $ 3,395.5

   COMPREHENSIVE INCOME FOR 1998:

             NET INCOME                                                      176.8
             FOREIGN CURRENCY TRANSLATION                                                (15.0)
             MINIMUM PENSION LIABILITY                                                                 (1.7)

                TOTAL COMPREHENSIVE INCOME                                                                               160.1

   Cash dividends                                                            (47.0)                                      (47.0)

   Common stock transactions                            0.6       24.0                                                    24.6
                                          ------------------------------------------------------------------------------------
Balance at March 31, 1998                           $ 157.2  $ 1,085.6   $ 3,113.2    $ (793.0)     $ (29.8)         $ 3,533.2
                                          ====================================================================================



The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                                THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                               1999       1998
                                                                              ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           --        --

   NET INCOME                                                                 $ 25.5    $176.8
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                           133.5     114.3
        Rationalizations                                                       116.0      --
        Discontinued operations                                                 --        42.9
        Asset sales                                                             --       (37.9)
    Changes in operating assets and liabilities, net of acquisitions, asset sales and noncash rationalizations:
        Accounts and notes receivable                                         (226.3)   (195.5)
        Inventories                                                             (0.5)   (268.8)
        Accounts payable-trade                                                 (24.5)   (102.9)
        Other assets and liabilities                                          (124.5)    (80.9)
                                                                              ------    ------
                              Total adjustments                               (126.3)   (528.8)
                                                                              ------    ------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                             (100.8)   (352.0)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                  (148.8)   (118.3)
        Asset acquisitions                                                      --       (58.9)
        Asset sales                                                             --        73.5
        Other transactions                                                     (47.7)     (0.8)
                                                                              ------    ------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                             (196.5)   (104.5)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                               380.8     185.3
        Short term debt paid                                                   (70.0)     (9.6)
        Long term debt incurred                                                 14.7     309.5
        Long term debt paid                                                    (16.1)   (103.7)
        Common stock issued                                                      0.7      24.6
        Dividends paid                                                         (46.9)    (47.0)
                                                                              ------    ------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                              263.2     359.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (13.9)     (0.9)
                                                                              ------    ------
Net Change in Cash and Cash Equivalents                                        (48.0)    (98.3)

Cash and Cash Equivalents at Beginning of the Period                           239.0     258.6
                                                                              ------    ------
Cash and Cash Equivalents at End of the Period                                $191.0    $160.3
                                                                              ======    ======


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

RATIONALIZATIONS
----------------

1999 PROGRAM - As a result of continued competitive conditions in the markets served by the Company and continuing unfavorable economic conditions in Latin America and Asia, a number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the downsizing and consolidation of tire manufacturing facilities at Gadsden, Alabama and Freeport, Illinois and 12 other production facilities in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions totaled $139.5 million at March 31, 1999.

     The Company recorded a charge of $130.6 million for the release of approximately 4,000 associates around the world. Most of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. At March 31, 1999, approximately 300 associates, primarily in production and support operations in Latin America, had been released at a total cost of $4.5 million. The remaining balance of these provisions totaled $126.1 million at March 31, 1999.

     Rationalization costs, other than associate-related costs, were recorded, and were incurred through March 31, 1999, as follows:

(In millions)
                                                             Recorded   Incurred
                                                             --------   --------
Plant downsizing and consolidation                             $26.7     $18.3
Asset sales and other exit costs                                10.1       5.1
                                                               -----     -----
                                                               $36.8     $23.4

     Costs associated with downsizing and consolidation activities were primarily for the writeoff of scrapped equipment and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden, Alabama manufacturing facility. Asset sales and other exit costs included a loss on the sale of a rubber plantation in Asia expected to be completed in 1999 and additional costs associated with the Company's exit from the Formula 1 racing series. The remaining balance of these provisions totaled $13.4 million at March 31, 1999.

     The Company expects that the major portion of these actions will be completed during 1999 with the balance to be completed in 2000.

1998 ASSET SALE - In the first quarter of 1998 the Company recorded a gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Calhoun, Georgia latex processing facility.

     Portions of the items described above were not charged (credited) to segment EBIT but were attributable to the segments as follows:

(In millions)       NORTH              LATIN
                   AMERICAN  EUROPE   AMERICAN     ASIA      ENGINEERED        CHEMICAL      TOTAL
                     TIRE     TIRE      TIRE       TIRE       PRODUCTS         PRODUCTS
                   -------------------------------------------------------------------------------
1999                $95.5     $8.8     $42.5       $1.5         $9.1            $ 3.1       $160.5
1998                    -        -         -          -            -            (61.1)       (61.1)

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)
----------------------------

     During 1999, the Company continued to implement the 1997 and 1996 rationalization programs. The following reflects the activity and progress of those programs in the first quarter of 1999.

1997 PROGRAM - During the first quarter of 1999, approximately 200 associates, primarily hourly associates, were released at a cost of $6.4 million. The Company plans to release approximately 1,200 more associates, employed primarily at manufacturing and distribution operations in North America, and had reserved $52.9 million for that cost at March 31, 1999, compared to $59.3 million at December 31, 1998.

     Optimization, downsizing, consolidation and withdrawal costs of the 1997 program, other than associate-related costs, were recorded, and were incurred through March 31, 1999, as follows:

(In millions)
                                                             Recorded      Incurred
                                                             --------      --------
Withdrawal of support for the Formula 1 racing series         $ 63.4         $43.2
Plant downsizing and closure activities                         23.0          12.9
Kelly-Springfield consolidation                                 12.9           1.5
Consolidation of North American
   distribution facilities                                      12.3           8.9
Commercial tire outlet consolidation                             4.7           3.7
Production realignments                                          2.8           2.8
                                                              ------         -----
                                                              $119.1         $73.0

     During the first quarter of 1999, $12.5 million was charged to the reserve. At March 31, 1999, the remaining balance of the provision for these costs totaled $16.4 million, compared to $28.9 million at December 31, 1998. During 1998, the Company reversed certain reserves totaling $29.7 million due to the favorable settlement of Formula 1 obligations and a change in the 1997 program.

     The Company expects that the major portion of the 1997 program will be completed during 1999 with the balance to be completed in 2000.

1996 PROGRAM - During the first quarter of 1999, approximately 30 associates, primarily at North American distribution facilities, were released at a cost of $1.3 million. The Company plans to release approximately 90 more associates under the plan and had reserved $4.4 million for that cost at March 31, 1999, compared to $5.7 million at December 31, 1998.

     Rationalization costs, other than for associate-related costs, were recorded, and were incurred through March 31, 1999, as follows:

(In millions)
                                                                         Recorded       Incurred
                                                                         --------       --------
Discontinuance of PVC production                                           $10.6         $10.6
Canadian retail store closures                                               9.0           5.9
International production rationalization                                     8.5           7.9
North American Tire production rationalization                               7.1           7.6
                                                                           -----         -----
                                                                           $35.2         $32.0

     During the first quarter of 1999, $.2 million was charged to the reserve. The remaining balance of these provisions at March 31, 1999 totaled $3.2 million, compared to $3.4 million at December 31, 1998.

     The Company plans to complete the 1996 program in 1999.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DISCONTINUED OPERATIONS
-----------------------

     On March 21, 1998 the Company reached an agreement to sell, and on July 30, 1998, the Company completed the sale of, substantially all of the assets and liabilities of its oil transportation business to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale were $422.3 million, which included distributions to the Company of $25.1 million prior to closing. The principal assets of the oil transportation business included the All American Pipeline System, a heated crude oil pipeline system consisting primarily of a 1,225 mile mainline segment extending from Las Flores and Gaviota, California, to McCamey, Texas, a crude oil gathering system located in California's San Joaquin Valley and related terminal and storage facilities.

     The transaction was accounted for as a sale of discontinued operations. Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                                     THREE MONTHS ENDED
                                                                      MARCH 31, 1998
                                                                    ------------------
NET SALES                                                                  $ 22.4
                                                                           ======

Income before Income Taxes                                                 $ 12.9
United States Taxes on Income                                                 4.7
                                                                           ------
Income from Discontinued Operations                                           8.2

Loss on Sale of Discontinued Operations, including estimated income from operations during the disposal period (3/21/98-7/30/98)of $10.0
 (net of tax of $24.1)                                                      (42.9)
                                                                           ------
DISCONTINUED OPERATIONS                                                    $(34.7)
                                                                           ======
INCOME (LOSS) PER SHARE - BASIC:
   Income from Discontinued Operations                                     $  .05
   Loss on Sale of Discontinued Operations                                   (.27)
                                                                           ------
     DISCONTINUED OPERATIONS                                               $ (.22)
                                                                           ======

INCOME (LOSS) PER SHARE - DILUTED:
   Income from Discontinued Operations                                     $  .05
   Loss on Sale of Discontinued Operations                                   (.27)
                                                                           ------
     DISCONTINUED OPERATIONS                                               $ (.22)
                                                                           ======


PER SHARE OF COMMON STOCK
-------------------------

     Basic earnings per share have been computed based on the average number of common shares outstanding. For purposes of diluted per share amounts, the incremental number of average shares resulting from outstanding stock options, computed using the treasury stock method, was 721,260 in 1999 and 2,028,259 in 1998, and the incremental average shares resulting from performance units was 392,918 in 1999 and 252,175 in 1998. The Company's 1.2% Convertible Note resulted in 760,372 average shares in 1999.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NON-CONSOLIDATED OPERATIONS - SOUTH PACIFIC TYRE
------------------------------------------------

     In addition to its consolidated operations in the Asia region, the Company owns a 50% interest in South Pacific Tyres Ltd (SPT), a partnership with Pacific Dunlop Ltd of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. The Company is required to use the equity method to account for its interest in the results of operations and financial position of SPT.

     The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

         (In millions)                                THREE MONTHS ENDED MARCH 31
                                                      ---------------------------

                                                      ASIA
                                                      TIRE      SPT      TOTAL
                                                      ----      ---      -----
         NET SALES:
                  1999                               $141.0   $154.6    $295.6
                  1998                                116.8    161.5     278.3
         EBIT:
                  1999                               $  3.6   $  8.8    $ 12.4
                  1998                                  3.0      9.2      12.2


INVESTMENTS AND NONCASH INVESTING ACTIVITIES
--------------------------------------------

     In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of
(Y)13,073,070,934 (equivalent to $110.4 million at March 31, 1999). The
Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of
(Y)5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of (Y)13,073,070,934 (also equivalent to $110.4 million at March 31, 1999). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, (Y)50 par value per share, of Sumitomo at a conversion price of (Y)539 per share, subject to certain adjustments. Information in the Consolidated Statement of Cash Flows is presented net of the effects of these transactions.

     The Company has classified its investment in the Sumitomo 1.2% Convertible Note as held-to-maturity, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Sumitomo Note is reported in the Consolidated Balance Sheet at the March 31, 1999 U.S. dollar/Yen exchange rate plus accrued interest. The effect of exchange rate changes on the Sumitomo Note are reported in the Consolidated Statement of Income as Foreign Currency Exchange, and are offset by the effect of exchange rate changes on the Company's 1.2% Convertible Note. The fair value of both the Company's Note and the Sumitomo Note was $101.8 million at March 31, 1999.

ADJUSTMENTS
-----------

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

RECLASSIFICATION
----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 1999 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)
                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                      1999       1998
                                                    --------    --------
SALES:

  North American Tire                               $1,507.1    $1,523.3
  Europe Tire                                          684.7       671.5
  Latin American Tire                                  240.6       335.5
  Asia Tire                                            141.0       116.8
                                                    --------    --------
   TOTAL TIRES                                       2,573.4     2,647.1

  Engineered Products                                  308.7       328.7
  Chemical Products                                    228.4       260.7
                                                    --------    --------
   TOTAL SEGMENT SALES                               3,110.5     3,236.5

  Inter-SBU Sales                                     (120.4)     (143.4)
  Other                                                  1.1         0.9
                                                    --------    --------
   NET SALES                                        $2,991.2    $3,094.0
                                                    ========    ========


INCOME:

  North American Tire                               $   91.7    $  110.2
  Europe Tire                                           55.1        75.8
  Latin American Tire                                   30.1        60.2
  Asia Tire                                              3.6         3.0
                                                    --------    --------
   TOTAL TIRES                                         180.5       249.2

  Engineered Products                                   20.5        33.1
  Chemical Products                                     28.7        34.3
                                                    --------    --------
   TOTAL SEGMENT INCOME (EBIT)                         229.7       316.6

  Rationalizations                                    (167.4)       61.1
  Interest expense                                     (37.7)      (30.3)
  Foreign currency exchange                             34.6         5.3
  Minority interest in net income of subsidiaries       (4.5)       (8.8)
  Inter-SBU income                                     (14.0)      (17.3)
  Other                                                 (6.0)       (2.6)
                                                    --------    --------
   INCOME FROM CONTINUING OPERATIONS                $   34.7    $  324.0
                 BEFORE INCOME TAXES                ========    ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

                       (All per share amounts are diluted)

     Sales in the first quarter of 1999 were $2.99 billion, decreasing 3.3% from $3.09 billion in the 1998 quarter. Income from continuing operations in the 1999 quarter was $25.5 million or $.16 per share, compared to $211.5 million or $1.33 per share in the 1998 period.

     Income from continuing operations in 1999 included rationalization charges totaling $167.4 million ($116.0 million after tax or $.74 per share), as discussed below. The 1998 period included a gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Calhoun, Georgia latex processing facility.

     Net income in the 1999 quarter was $25.5 million or $.16 per share, compared to $176.8 million or $1.11 per share in the 1998 quarter. Net income in the 1998 quarter reflected the loss on the sale of the Company's oil transportation business segment, as discussed below.

     Worldwide tire unit sales in the 1999 quarter were 1.0% higher than in 1998. North American (U.S. and Canada) volume decreased 2.3% while international unit sales increased 5.4% in the 1999 quarter. Replacement unit sales increased 3.4% from the 1998 quarter, primarily in Europe. Original equipment unit sales decreased 4.2%, due primarily to adverse economic conditions in Latin America.

     Revenues decreased in the 1999 quarter due primarily to the adverse effect of currency translations on international results. The Company estimates that versus the first quarter of 1998, currency movements adversely affected revenues in 1999 by approximately $100 million. In addition, revenues decreased due to continued worldwide competitive pricing pressures, lower tire unit sales in Latin America and North America and lower unit sales of other automotive and industrial rubber products. Revenues were favorably affected by a change in mix.

     EBIT (net sales less cost of goods sold and selling, administrative and general expense) was also reduced by the adverse effect of currency movements versus 1998. The Company estimates the impact of currency fluctuations to be approximately $20 million in the 1999 quarter.

     The Company is unable to predict the impact of currency fluctuations on its sales and EBIT in future periods. If the dollar continues to strengthen, reported sales and EBIT in future periods are likely to be unfavorably impacted. Similarly, the continuing economic downturn in Latin America is expected to adversely affect the Company's sales and operating income in future periods.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                                        Three Months Ended March 31,
                                         1999                 1998
                                         ----                 ----
                     CGS                 77.9%                75.3%
                     SAG                 14.9                 14.8

     Cost of goods sold increased as a percent to sales in the 1999 period due primarily to the impact of competitive pricing pressures on revenues. SAG decreased in the 1999 quarter but increased as a percent to sales due primarily to lower revenues.

     Interest expense rose in 1999 due primarily to higher debt levels incurred to fund acquisitions and support increased working capital levels.

     Foreign currency exchange increased pretax income by $34.6 million in 1999, due primarily to the impact of currency movements on U.S. dollar denominated monetary items in Brazil.

     U.S. and foreign taxes on income in 1999 reflected a reduction in the Company's estimated annual effective tax rate, as the Company continued to benefit from strategies which allowed it to manage global cash flows and minimize tax expense.

     1999 RATIONALIZATION PROGRAM - As a result of continued competitive conditions in the markets served by the Company and continuing unfavorable economic conditions in Latin America and Asia, a number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the downsizing and consolidation of tire manufacturing facilities at Gadsden, Alabama and Freeport, Illinois and 12 other production facilities in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions at March 31, 1999, totaled $139.5 million.

     The Company recorded a charge of $130.6 million for the expected release of approximately 4,000 associates around the world. The majority of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. At March 31, 1999, approximately 300 associates, primarily production and support associates located at plants in Latin America, had been released pursuant to the plan at a total cost of $4.5 million. The remaining balance of these provisions totaled $126.1 million at March 31, 1999.

     Rationalization costs, other than associate-related costs, of $36.8 million were recorded, of which $23.4 million were incurred through March 31, 1999. The costs were primarily associated with the writeoff of scrapped equipment and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden, Alabama manufacturing facility, the loss on the sale of a rubber plantation in Asia expected to be completed in 1999 and additional costs associated with the Company's exit from the Formula 1 racing series. The remaining balance of these provisions totaled $13.4 million at March 31, 1999.

     The Company expects that the major portion of these actions will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $150 million are expected when the planned actions have been fully implemented.

     During 1999, the Company continued to implement the 1997 and 1996 rationalization programs. Following is a discussion of the activity and progress of these programs in the first quarter of 1999.

     1997 RATIONALIZATION PROGRAM - During the first quarter of 1999, approximately 200 associates were released at a cost of $6.4 million. The Company plans to release approximately 1,200 more associates under the 1997 program and had reserved $52.9 million for that cost at March 31, 1999, compared to $59.3 million at December 31, 1998.

     Rationalization costs, other than for associate-related costs, totaling $12.5 million were incurred during the first quarter of 1999. At March 31, 1999, a total of $16.4 million was reserved for these costs, compared to $28.9 million at December 31, 1998.

     The Company expects that the major portion of the 1997 program will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $200 million are expected when the planned actions have been fully implemented.

     1996 RATIONALIZATION PROGRAM - During the first quarter of 1999, approximately 30 associates were released at a cost of $1.3 million. The Company plans to release approximately 90 more associates under the 1996 program and had reserved $4.4 million for that cost at March 31, 1999, compared to $5.7 million at

December 31, 1998.

     Rationalization costs, other than for associate-related costs, totaling $.2 million were incurred during the first quarter of 1999. At March 31, 1999, the Company had reserved $3.2 million for these costs, compared to $3.4 million at December 31, 1998.

     The Company plans to complete the 1996 program in 1999. Annual pretax savings of approximately $110 million are expected when the planned actions have been fully implemented.

     1998 ASSET SALE - In the first quarter of 1998 the Company recorded the previously mentioned gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Calhoun, Georgia latex processing facility.

     For further information, refer to the note to the financial statements, Rationalizations.

     DISCONTINUED OPERATIONS - On March 21, 1998 the Company reached an agreement to sell, and on July 30, 1998 the Company completed the sale of, substantially all of the assets and liabilities of its oil transportation business. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share. For further information, refer to the note to the financial statements, Discontinued Operations.

YEAR 2000
---------

     The Company has inventoried and assessed all date sensitive technical infrastructure and information and transaction processing computer systems ("I/T Systems") and determined that a substantial portion of its software and some hardware must be modified or replaced in order to make its I/T Systems Year 2000 compliant. The Company has also inventoried and assessed its manufacturing and other operating systems that may be date sensitive ("Process Systems"), including those that use embedded technology such as micro-controllers and micro-processors, and determined the actions required to make its Process Systems Year 2000 compliant.

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

        Estimated Percentage of Year 2000 Compliance Activity Completed:
        ----------------------------------------------------------------

                             Inventory Phase              Analysis Phase           Remediation Phase
                             ---------------              --------------           -----------------
                          Percentage Completed at     Percentage Completed at   Percentage Completed at
                            3/31/99  12/31/98         3/31/99        12/31/98     3/31/99    12/31/98
                            -------  --------         -------        --------     -------    --------
I/T Systems                   100%      100%             100%          100%          85%        74%

Process Systems               100%      100%             100%          95%           81%        66%

     All I/T Systems and Process Systems are scheduled to have been repaired or acquired and installed, tested and determined to be Year 2000 compliant by November of 1999.

     The cost of modifying the Company's existing I/T Systems in order to achieve Year 2000 compliance is estimated to be $75 million to $90 million. Approximately $63 million has been expended to modify existing I/T Systems through March 31, 1999, including approximately $5 million expended during the first quarter of 1999. The remaining $12 million to $27 million will be spent during the balance of 1999. All of the costs of repairing such existing I/T Systems will be expensed in the period incurred. The cost of new hardware has been and will be capitalized.

     In addition, for several years the Company has been designing, acquiring, and installing various business transactions processing I/T Systems, which in each case provide significant new functionality and in some instances, replace non-compliant I/T Systems with Year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it is not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $210 million to $240 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects in process since 1996. Approximately $167 million has been expended on these projects through March 31, 1999, including approximately $22 million during the first quarter of 1999. The Company anticipates that costs incurred in respect of these projects will be approximately $43 million to $73 million during the balance of 1999. Through March 31, 1999, approximately $24 million of these costs have been expensed and $143 million of these costs have been capitalized. Substantially all of the remaining consulting, software and hardware costs for these I/T Systems enhancement projects will be capitalized.

     The Company is modifying or replacing and testing its Process Systems at an anticipated cost of between $30 million and $40 million, substantially all of which is for the acquisition of replacement systems. The cost of Process Systems has been and will be capitalized. Through March 31, 1999, the cost of Process Systems installed by the Company has totaled $23 million, of which $3 million was incurred during the first quarter of 1999.

     The Company's Year 2000 compliance costs (including the cost of all I/T Systems enhancement projects) are expected to total approximately $315 million to $370 million. Through March 31, 1999, Year 2000 compliance costs have totaled $253 million, of which $30 million was incurred during the first quarter of 1999. All Year 2000 costs have been and will be funded from operations.

     For 1999, costs for repairing existing I/T Systems for Year 2000 compliance is expected to be approximately 11% of Company's budget for information technology. The total cost of repairing existing I/T Systems and of the I/T Systems enhancement projects is expected to represent 30% of the Company's information technology budget during 1999.

     The Company surveyed its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Based on responses to its survey and other communications the Company has assessed the Year 2000 readiness of approximately 30% of its significant suppliers. Failure of the Company's significant trading partners to address Year 2000 issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of revenues and profits that might be lost or costs that could be incurred by the Company.

     The Company is preparing contingency plans for its critical operational areas, which plans include identification of critical processes, risk assessment and response techniques in the event of a system failure. Planned responses to system failures include emergency response teams designed to produce prompt corrective action, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and the stock piling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. The Company's contingency plans were 15% complete at March 31, 1999, and are expected to be completed by June 30, 1999. In certain cases, especially global infrastructure failures, there may be no practical alternative course of action available to the Company that will permit resumption of an interrupted business activity.

     The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 complications.

NEW ACCOUNTING STANDARDS
------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS

133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. At the present time the Company has not yet determined the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION
-------------------

     Segment EBIT was $229.7 million in the first quarter of 1999, decreasing 27.4% from $316.6 million in the 1998 quarter. Segment operating margin in the first quarter of 1999 was 7.4%, compared to 9.8% in the 1998 period. Segment EBIT did not include rationalization charges attributable to operating segments totaling $160.5 million.

NORTH AMERICAN TIRE
-------------------

     In North America, sales in the first quarter of 1999 were $1.51 billion, decreasing 1.1% from $1.52 billion in the 1998 quarter.

     Unit sales in 1999 decreased 2.3% from the 1998 period. Replacement unit sales decreased 3.0% and original equipment volume decreased 1.1%.

     Revenues decreased in 1999 due to lower unit sales, competitive pricing pressures and the impact of currency translation on Canadian results. Revenues were favorably affected by a change in mix.

     EBIT in North America was $91.7 million in the first quarter of 1999, decreasing 16.8% from $110.2 million in the 1998 quarter. Operating margin in 1999 was 6.1%, compared to 7.2% in 1998.

     EBIT in 1999 decreased due primarily to lower revenues. EBIT in both 1999 and 1998 reflected lower SAG, improved productivity and the effects of ongoing cost containment measures.

     EBIT in 1999 did not include rationalization charges totaling $95.5 million. The charges related to production downsizing at the Gadsden, Alabama and Freeport, Illinois tire plants that will reduce high-cost capacity by almost nine million passenger tires per year. Approximately 1,600 positions in production and support operations at those plants will be eliminated, although approximately 200 associates are expected to transfer to other manufacturing locations. When fully implemented, these programs are expected to result in annual savings of approximately $100 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Canadian dollar. Revenues and

EBIT in the North American Tire segment may be affected in future periods by continued competitive pricing pressures and by the effects of currency translation on Canadian results.

EUROPE TIRE
-----------

     In Europe, sales in the first quarter of 1999 were $684.7 million, increasing 2.0% from $671.5 million in the 1998 period.

     Unit sales in 1999 increased 12.4% from the 1998 period. Replacement unit sales increased 20.3%, but original equipment volume decreased 6.9%.

     Revenues increased in 1999 due to higher tire unit sales resulting in part from the acquisition of a majority interest in tire manufacturing operations in Slovenia. Revenues were adversely affected in both 1999 and 1998 by the effects of currency translation and competitive pricing.

     EBIT in Europe was $55.1 million in the first quarter of 1999, decreasing 27.3% from $75.8 million in the 1998 quarter. Operating margin in 1999 was 8.0%, compared to 11.3% in 1998.

     EBIT in 1999 decreased due primarily to competitive pricing pressures, increased costs to align production with inventory and higher SAG.

     EBIT in 1999 did not include rationalization charges totaling $8.8 million. The charges related to production realignments and redundancy programs that will result in the release of approximately 300 associates. When fully implemented, these actions are expected to result in annual savings of approximately $4 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other European currencies. Revenues and EBIT in the Europe Tire segment may be affected in future periods by continued competitive pricing pressures and by the effects of currency translations.

LATIN AMERICAN TIRE
-------------------

     In Latin America, sales in the first quarter of 1999 were $240.6 million, decreasing 28.3% from $335.5 million in the 1998 period.

     EBIT in Latin America was $30.1 million in the first quarter of 1999, decreasing 50.0% from $60.2 million in the 1998 quarter. Operating margin in 1999 was 12.5%, compared to 17.9% in 1998.

     Unit sales in 1999 decreased 14.2% from the 1998 period. Replacement unit sales decreased 6.9% and original equipment volume decreased 36.3%.

     Revenues and EBIT in 1999 decreased due primarily to lower tire unit sales resulting from unfavorable economic conditions in the region, competitive pricing pressures and the effects of currency translations.

     EBIT in 1999 did not include rationalization charges totaling $42.5 million. The charges related to production downsizing and consolidation in several locations in the region, which will result in the release of approximately 1,500 production, support and administrative associates. At March 31, 1999, approximately 250 associates, primarily in production and support operations, had been released pursuant to the plan at a total cost of $4.2 million. When fully implemented, these actions are expected to result in annual savings of approximately $40 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies, particularly the Brazilian real. Revenues and EBIT in the Latin American Tire segment in future periods are likely to be affected by continued competitive pricing pressures, the effects of currency translations and by the expected continuing unfavorable economic conditions in the region, especially in Brazil.

ASIA TIRE
---------

     In Asia, sales in the first quarter of 1999 were $141.0 million, increasing 20.7% from $116.8 million in the 1998 period.

     Unit sales in 1999 increased 15.5% from the 1998 period. Replacement unit sales increased 8.3% and original equipment volume increased 63.2%.

     Revenues in 1999 increased due primarily to higher tire unit sales, but continued to be affected by competitive pricing pressures.

     EBIT in Asia was $3.6 million in the first quarter of 1999, increasing 20.0% from $3.0 million in the 1998 quarter. Operating margin in 1999 and 1998 was 2.6%. EBIT in 1999 increased due primarily to increased revenues resulting from higher tire unit sales.

     EBIT in 1999 did not include rationalization charges totaling $1.5 million. The charges related to production downsizing and will result in the release of approximately 90 associates. When fully implemented, these actions are expected to result in annual savings of approximately $1 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Asian currencies. Revenues and EBIT in the Asia Tire segment in future periods are likely to be affected by economic conditions in the region, continued competitive pricing pressures and by the effects of currency translations.

     Sales and EBIT of the Asia Tire segment reflect the results of the Company's majority-owned tire business in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's Consolidated Statement of Income using the equity method.

     The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and operating income of SPT:

                         THREE MONTHS
                        ENDED MARCH 31,
(In millions)            1999     1998
                         ----     ----
NET SALES:
         Asia Tire      $141.0   $116.8
         SPT             154.6    161.5
                        ------   ------
                        $295.6   $278.3
                        ======   ======

EBIT:
         Asia Tire      $  3.6   $  3.0
         SPT               8.8      9.2
                        ------   ------
                        $ 12.4   $ 12.2
                        ======   ======

ENGINEERED PRODUCTS
-------------------

     Sales in Engineered Products in the first quarter of 1999 were $308.7 million, decreasing 6.1% from $328.7 million in the 1998 period.

     Revenues in 1999 decreased due primarily to lower unit sales resulting from reduced demand from the mining industry and due to adverse economic conditions and unfavorable currency translations in Latin America.

     EBIT in Engineered Products was $20.5 million in the first quarter of 1999, decreasing 38.1% from $33.1 million in the 1998 quarter. Operating margin in 1999 was 6.6%, compared to 10.1% in 1998. EBIT in 1999 decreased due primarily to lower revenues and increased unit costs resulting from reduced production schedules required to lower inventory levels.

     Revenues and EBIT in the Engineered Products segment in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in Brazil.

     EBIT in 1999 did not include rationalization charges totaling $9.1 million. These charges related to production downsizing and consolidation and will result in the release of approximately 700 production and support associates. When fully implemented, these actions are expected to result in annual savings of approximately $3 million.

CHEMICAL PRODUCTS
-----------------

     Sales in Chemical Products in the first quarter of 1999 were $228.4 million, decreasing 12.4% from $260.7 million in the 1998 period.

     Revenues in 1999 decreased due to reduced unit volume, competitive pricing pressures and the absence of sales produced by the Calhoun, Georgia latex processing facility that was sold in March 1998.

     EBIT in Chemical Products was $28.7 million in the first quarter of 1999, decreasing 16.3% from $34.3 million in the 1998 quarter. Operating margin in 1999 was 12.6%, compared to 13.2% in 1998. EBIT in 1999 decreased due primarily to lower revenues and lower results in natural rubber operations.

     EBIT in 1999 did not include a rationalization charge of $3.1 million for the anticipated loss on the sale of a rubber plantation in Asia. EBIT in 1998 did not include the gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $100.8 million during the first quarter of 1999, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased, primarily for accounts receivable.

     Net cash used in investing activities was $196.5 million during the first quarter of 1999. Capital expenditures were $148.8 million, primarily for plant modernizations and expansions and new tire molds.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
(In millions)                                         1999     1998
                                                      ----     ----
         Capital Expenditures                        $148.8   $118.3
         Depreciation                                 133.5    114.3

     Investing activities in 1998 included the sale of the Calhoun, Georgia latex processing facility and the acquisition of the remaining minority shares of the tire and engineered products manufacturing and distribution subsidiary in South Africa.

     Net cash provided by financing activities was $263.2 million during the first quarter of 1999, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)                       3/31/99           12/31/98
                                            -------           --------
Consolidated Debt                           $2,234.1          $1,975.8
Debt to Debt and Equity                         38.8%             34.5%

     In connection with the Company's previously announced strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of (Y)13,073,070,934 (equivalent to $110.4 million at March 31, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of
(Y)5,731 per share, subject to certain adjustments. In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of (Y)13,073,070,934 (also equivalent to $110.4 million at March 31, 1999). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, (Y)50 par value per share, of Sumitomo at a conversion price of (Y)539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 1999, the Company had short term uncommitted credit arrangements totaling $2.1 billion, of which $.8 billion were unused. The Company also had available long term credit arrangements at March 31, 1999 totaling $2.1 billion, of which $1.0 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements for operations. As previously discussed, in February 1999 the Company signed a memorandum of understanding to acquire certain businesses from Sumitomo Rubber Industries, Ltd. Under the terms of the memorandum, the Company would pay $936 million to Sumitomo. The Company anticipates funding all or a substantial portion of the acquisition with the issuance of additional debt in 1999.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK
------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At March 31, 1999, the interest rate on 46% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 58% at March 31, 1998.

     The following table presents interest rate contract information at March
31:

(Dollars in millions)

Interest Rate Contracts              1999       1998
-----------------------              ----       ----
Notional principal amount          $ 100.0    $ 100.0
Pay fixed rate                        6.17%      6.17%
Receive variable LIBOR                5.05%      5.74%
Average years to maturity              1.9        2.9
Fair value - liability             $   1.6    $    .5
Carrying amount - liability             .1         .1
Pro forma fair value - liability       2.5        1.9

     The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 1999 and 1998, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate contract information follows:

                      THREE MONTHS ENDED MARCH 31,
(In millions)              1999       1998
                           ----       ----
Notional principal       $ 100.0    $ 100.0
Pay fixed rate              6.17%      6.17%
Receive variable LIBOR      5.13%      5.74%

     The following table presents fixed rate debt information at March 31:

(In millions)

Fixed Rate Debt                                         1999            1998
---------------                                         ----            ----
Fair value - liability                               $  980.0          $828.7
Carrying amount - liability                             955.6           809.5
Pro forma fair value - liability                      1,035.2           882.8

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at March 31, 1999 and 1998, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at March 31, 1999 and 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents foreign exchange contract information at March 31:

(In millions)                                                  1999    1998
                                                               ----    ----
Fair value - favorable                                        $73.7    $70.7
Carrying amount - asset                                        79.9     68.6
Pro forma change in fair value                                 12.6     14.3

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at March 31, 1999 and 1998, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------   ------------------------------------------

         On February 25, 1999, The Goodyear Tire & Rubber Company (the "Company" or "Registrant") issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of (Y)13,073,070,934 (the "Note") which is convertible, subject to certain conditions, into 2,281,115 shares of the Common Stock of the Company at a conversion price of (Y)5,731 per share, subject to certain adjustments. The Note was purchased by Sumitomo Rubber Industries, Ltd. and is not transferable. The Company may redeem the Note at par plus accrued interest during the period July 1, 2000 through July 15, 2000. If the Note is not redeemed, during the period beginning July 16, 2000 and ending August 15, 2000 Sumitomo may convert the entire principal amount of the Note into said 2,281,115 shares (subject to certain adjustments) of the Common Stock of the Company. The Note was sold directly to Sumitomo at par. No commission or underwriter's discount was paid in connection with the issuance and sale of the Note and no commission or fee will be paid upon any conversion of the Note into shares of the Common Stock of the Company. The proceeds were used to purchase a similar convertible note from Sumitomo. The Company determined that the sale of the Note was, and any issuance of the Common Stock of the Company to Sumitomo upon any conversion of the Note will be, exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on April 12, 1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"). There was no solicitation in opposition to the four nominees of the Board of Directors listed in the Proxy Statement of the Company, dated February 26, 1999, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by the shareholders of the Company at the Annual Meeting, at which 136,284,023 shares of the Common Stock, without par value, of the Company (the "Common Stock", the only class of voting securities of the Company outstanding), or approximately 87.369 percent of the 155,987,453 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of the Company for election as directors of the Company. Samir G. Gibara, William J. Hudson, Jr.,

William C. Turner and Martin D. Walker were nominated as Class I directors, each to hold office for a three year term expiring at the 2002 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                    Shares of Common                         Shares of Common Stock
         Name of Director           Stock Voted For                          Withheld or Abstained
         ----------------           ----------------                         ----------------------

         Samir G. Gibara              134,069,553                               2,214,470
         William J. Hudson, Jr.       134,146,986                               2,137,037
         William C. Turner            134,148,476                               2,135,547
         Martin D. Walker             134,169,331                               2,114,692

The seven directors whose terms of office continue after the Annual Meeting are:
(A) Thomas H. Cruikshank, Katherine G. Farley, Steven A. Minter and Agnar Pytte, whose terms expire in 2000; and (B) John G. Breen, William E. Butler and George
H. Schofield, whose terms expire in 2001.

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of the Company that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999 was submitted to, and voted upon by, the shareholders of the Company. There were 134,165,096 shares of Common Stock voted in favor of, and 490,314 shares of Common Stock voted against, said resolution. The holders of 628,613 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and, therefore, the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for 1999 was ratified by the shareholders.

ITEM 5.   OTHER INFORMATION.
-------   ------------------

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. As a result of the adoption of SFAS 131, the segment information reflects the six strategic business units of the Company and its consolidated subsidiaries. Set forth at Exhibit 99.1 to this Quarterly Report on Form 10-Q is unaudited quarterly segment sales and income information in respect of the six business segments of the Company and its consolidated subsidiaries for each of the fiscal quarters during the year ended December 31, 1998. Set forth at Exhibit 99.2 to this Quarterly Report on Form 10-Q is unaudited segment sales and income information in respect of the six business segments of the Company and its consolidated subsidiaries for the three month period ended March 31, 1998, the six month period ended June 30, 1998 and the nine month period ended September 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 1999.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GOODYEAR TIRE & RUBBER COMPANY
                                               (Registrant)

Date:  May 14, 1999                 By  /s/ John W Richardson
                                       ----------------------
                                       John W Richardson, Vice President
                                   (Signing on behalf of Registrant as a duly
                                   authorized officer of Registrant and
                                   signing as the Principal Accounting
                                   Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                              INDEX OF EXHIBITS (1)

          EXHIBIT                                                                            EXHIBIT
          -------                                                                            -------
     TABLE ITEM NO. *                     Description of Exhibit                         NUMBER    PAGE
     ----------------                     ----------------------                         ------    ----
           3                       ARTICLES OF INCORPORATION AND BY-LAWS
                                 ----------------------------------------------

                                 (a) Certificate of Amended Articles of
                                 Incorporation of The Goodyear Tire & Rubber
                                 Company (the "Registrant"), dated December 20,
                                 1954, and Certificate of Amendment to Amended
                                 Articles of Incorporation of Registrant, dated
                                 April 6, 1993, and Certificate of Amendment to
                                 Amended Articles of Incorporation of Registrant dated June 4, 1996, three documents comprising
                                 Registrant's Articles of Incorporation as amended (incorporated by reference, filed with the Securities and Exchange Commission as
                                 Exhibit 3.1 to Registrant's Quarterly Report on
                                 Form 10-Q for the quarter ended June 30, 1996,
                                 File No. 1-1927).

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

           4                                  INSTRUMENTS DEFINING
                                         THE RIGHTS OF SECURITY HOLDERS,
                                              INCLUDING INDENTURES
                                 ----------------------------------------------

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

                                 (f) Form of Indenture, dated as of March 15,
                                 1996, between Registrant and Chemical Bank (now
                                 The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11,
                                 1998 and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to Registrant's
                                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).



----------
*Pursuant to Item 601 of Regulation S-K.


          EXHIBIT                                                                            EXHIBIT
          -------                                                                            -------
     TABLE ITEM NO. *                     Description of Exhibit                         NUMBER    PAGE
     ----------------                     ----------------------                         ------    ----

         4                       (g) Conformed copy of Second Replacement and
                                 Restatement Agreement dated as of July 13,
                                 1998, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent
                                 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File
                                 No. 1-1927).

                                 (h) Form of Indenture, dated as of March 1,
                                 1999, between Registrant and The Chase
                                 Manhattan Bank, as Trustee (incorporated by reference, filed as Exhibit 4.2, with Amendment
                                 No. 1, to Registrant's Registration Statement on Form S-3, File No.
                                 333-67145).

                                 No other instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended March 31, 1999.
                                 In accordance with paragraph (iii) to Part 4 of
                                 Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended March 31, 1999 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                                 Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

         12                               STATEMENT RE COMPUTATION
                                                OF RATIOS
                                 ----------------------------------------------

                                 Statement  setting forth the  computation  of
                                 Ratio of Earnings to Fixed Charges.                  12         X-12-1

         27                                 FINANCIAL DATA SCHEDULE
                                 ----------------------------------------------

                                 (a)  Financial Data Schedule for quarter ended
                                      March 31, 1999.                                 27         X-27-1



----------
*Pursuant to Item 601 of Regulation S-K.


          EXHIBIT                                                                            EXHIBIT
          -------                                                                            -------
     TABLE ITEM NO. *                     Description of Exhibit                         NUMBER    PAGE
     ----------------                     ----------------------                         ------    ----



         99                                 ADDITIONAL EXHIBITS
                                ------------------------------------------------

                                (a) Segment Information for Registrant and               99.1    X-99.1-1
                                Subsidiaries (unaudited) for the three month
                                quarterly periods ended March 31, 1998, June 30,
                                1998, September 30, 1998 and December 31, 1998,
                                respectively.

                                (b) Segment Information for Registrant and               99.2    X-99.2-1
                                Subsidiaries (unaudited) for the: (i) three
                                months ended March 31, 1998; (ii) six months
                                ended June 30, 1998; and (iii) nine months ended
                                September 30, 1998.


----------
*Pursuant to Item 601 of Regulation S-K.