Form 10-Q
period 1999-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-08-10
CIK 42582

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                      ------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X                                                          No
     -----                                                          -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Number of Shares of Common Stock,
        Without Par Value, Outstanding at June 30, 1999:        156,267,632

================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                    Unaudited


(In millions, except per share)                            Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                            1999         1998         1999         1998
                                                        -----------  -----------  -----------  -----------

NET SALES                                               $   3,048.7  $   3,137.5  $   6,039.9  $   6,231.5

Cost of Goods Sold                                          2,435.2      2,392.7      4,766.6      4,723.9
Selling, Administrative and General Expense                   475.2        451.9        920.0        910.9
Rationalizations                                               (9.6)       (29.7)       157.8        (90.8)
Interest Expense                                               39.6         34.0         77.3         64.3
Other Expense                                                   5.7         25.8         11.0         32.9
Foreign Currency Exchange                                       1.1         (9.2)       (33.5)       (14.5)
Minority Interest in Net Income of Subsidiaries                 6.5          7.1         11.0         15.9
                                                        -----------  -----------  -----------  -----------

Income from Continuing Operations before Income Taxes          95.0        264.9        129.7        588.9
United States and Foreign Taxes on Income                      29.3         65.9         38.5        178.4
                                                        -----------  -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS                              65.7        199.0         91.2        410.5

Discontinued Operations                                          --           --           --        (34.7)
                                                        -----------  -----------  -----------  -----------

NET INCOME                                              $      65.7  $     199.0         91.2        375.8
                                                        -----------  -----------

Retained Earnings at Beginning of Period                                              3,477.8      2,983.4

CASH DIVIDENDS                                                                          (93.4)       (94.2)
                                                                                  -----------  -----------

Retained Earnings at End of Period                                                $   3,475.6  $   3,265.0
                                                                                  -----------  -----------



PER SHARE OF COMMON STOCK - BASIC:

    Income from Continuing Operations                   $      0.42  $      1.26  $      0.58  $      2.61
    Discontinued Operations                                      --           --           --        (0.22)
                                                        -----------  -----------  -----------  -----------

    Net Income                                          $      0.42  $      1.26  $      0.58  $      2.39
                                                        -----------  -----------  -----------  -----------

Average Shares Outstanding                                    156.1        157.2        156.1        157.0


PER SHARE OF COMMON STOCK - DILUTED:

    Income from Continuing Operations                   $      0.41  $      1.25  $      0.57  $      2.58
    Discontinued Operations                                      --           --           --        (0.22)
                                                        -----------  -----------  -----------  -----------

    Net Income                                          $      0.41  $      1.25  $      0.57  $      2.36
                                                        -----------  -----------  -----------  -----------


Average Shares Outstanding                                    159.6        159.3        158.7        159.2


CASH DIVIDENDS PER SHARE                                $      0.30  $      0.30  $      0.60  $      0.60
                                                        -----------  -----------  -----------  -----------


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)

                                                                     June 30,       December 31,
                                                                       1999            1998
                                                                   ----------       ----------
ASSETS:                                                                    --               --
CURRENT ASSETS:
     Cash and cash equivalents                                     $    295.2       $    239.0
     Accounts and notes receivable,
        less allowance - $60.7 ($54.9 in 1998)                        1,889.2          1,770.7
     Inventories:
        Raw materials                                                   310.0            369.9
        Work in process                                                  71.3             87.5
        Finished product                                              1,638.1          1,707.1
                                                                   ----------       ----------
                                                                      2,019.4          2,164.5

     Prepaid expenses and other current assets                          339.0            354.9
                                                                   ----------       ----------
        TOTAL CURRENT ASSETS                                          4,542.8          4,529.1

Long Term Accounts and Notes Receivable                                 135.0            173.5
Sumitomo 1.2% Convertible Note Receivable Due 8/00                      169.6               --
Investments in Affiliates, at equity                                    107.5            111.4
Other Assets                                                             69.0             99.5
Deferred Charges                                                      1,266.7          1,317.3
Properties and Plants,
     less accumulated depreciation - $5,447.0 ($5,394.6 in 1998)      4,331.9          4,358.5
                                                                   ----------       ----------
    TOTAL ASSETS                                                   $ 10,622.5       $ 10,589.3
                                                                   ==========       ==========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                      $  1,101.3       $  1,131.7
     Compensation and benefits                                          732.8            751.0
     Other current liabilities                                          315.8            351.9
     United States and foreign taxes                                    228.3            252.6
     Notes payable to banks                                             845.8            763.3
     Long term debt due within one year                                  33.3             26.0
                                                                   ----------       ----------
        TOTAL CURRENT LIABILITIES                                     3,257.3          3,276.5

Compensation and Benefits                                             1,891.0          1,945.9
Long Term Debt                                                        1,344.3          1,186.5
Sumitomo 1.2% Convertible Note Payable Due 8/00                         108.2               --
Other Long Term Liabilities                                             154.1            175.6
Minority Equity in Subsidiaries                                         249.6            259.0
                                                                   ----------       ----------
    TOTAL LIABILITIES                                                 7,004.5          6,843.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                --               --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares - 156.3 (155.9 in 1998)
      after deducting 39.4 treasury shares (39.7 in 1998)               156.3            155.9
Capital Surplus                                                       1,024.3          1,015.9
Retained Earnings                                                     3,475.6          3,477.8
Accumulated Other Comprehensive Income                               (1,038.2)          (903.8)
                                                                   ----------       ----------
    TOTAL SHAREHOLDERS' EQUITY                                        3,618.0          3,745.8
                                                                   ----------       ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 10,622.5       $ 10,589.3
                                                                   ==========       ==========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



(In millions)                                                                               Accumulated Other
                                                                                           Comprehensive Income
                                                                                    ----------------------------------
                                                  Common     Capital     Retained    Foreign      Minimum   Unrealized    Total
                                                  Stock      Surplus     Earnings    Currency     Pension   Investment Shareholders'
                                                                                    Translation  Liability    Gains       Equity
                                                ------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                    $ 155.9    $ 1,015.9    $ 3,477.8   $   (877.6)   $ (26.2)     $   --    $ 3,745.8

   Comprehensive income for 1999:

                Net income                                                   91.2
                Foreign currency translation                                            (177.4)
                Minimum pension liability                                                             4.8
                Unrealized investment gain                                                                       38.2
                   (net of tax of $23.4)
                   TOTAL COMPREHENSIVE INCOME                                                                                (43.2)

   Cash dividends                                                           (93.4)                                           (93.4)

   Common stock issued                              0.4          8.4                                                           8.8
                                                ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                        $ 156.3    $ 1,024.3    $ 3,475.6   $ (1,055.0)   $ (21.4)     $ 38.2    $ 3,618.0
                                                ====================================================================================

The accompanying notes are an integral part of this financial statement.



               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited



(In millions)                                                              Three Months Ended          Six Months Ended
                                                                                June 30,                   June 30,
                                                                             1999     1998              1999      1998
                                                                             ----     ----              ----      ----

NET INCOME                                                                 $  65.7  $  199.0          $   91.2  $  375.8

Other comprehensive income:

   Foreign currency translation adjustment                                   (16.3)    (90.0)           (177.4)   (105.0)
   Minimum pension liability adjustment                                        0.2       0.3               4.8      (1.4)
   Unrealized investment gain                                                 61.6        --              61.6        --
     Tax on unrealized investment gain                                       (23.4)       --             (23.4)       --
                                                                           -----------------          ------------------

COMPREHENSIVE INCOME                                                       $  87.8  $  109.3          $  (43.2) $  269.4
                                                                           =================          ==================



The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                                      Six Months Ended
                                                                                       June 30,
                                                                                    1999     1998
                                                                                    ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                                    $   91.2  $  375.8
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                                253.4     230.4
        Discontinued operations                                                        --      49.5
        Rationalizations                                                            110.0     (19.6)
        Asset sales                                                                    --     (37.9)
    Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
        Accounts and notes receivable                                              (212.3)   (203.3)
        Inventories                                                                  87.4    (380.7)
        Accounts payable-trade                                                      (12.3)   (116.1)
        Other assets and liabilities                                               (110.7)   (225.4)
                                                                                 --------  --------

                                Total adjustments                                   115.5    (703.1)
                                                                                 --------  --------

       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                                   206.7    (327.3)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                       (353.4)   (290.7)
        Asset sales                                                                    --      73.5
        Asset acquisitions                                                             --     (61.9)
        Other transactions                                                          (27.4)    (26.3)
                                                                                 --------  --------

       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                  (380.8)   (305.4)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                                    403.8     502.2
        Short term debt paid                                                        (63.4)    (56.9)
        Long term debt incurred                                                      19.6     320.6
        Long term debt paid                                                         (31.8)   (115.5)
        Common stock issued                                                           8.7      29.1
        Common stock acquired                                                          --     (22.5)
        Dividends paid                                                              (93.4)    (94.2)
                                                                                 --------  --------

       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                   243.5     562.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        (13.2)     (5.9)
                                                                                 --------  --------

Net Change in Cash and Cash Equivalents                                              56.2     (75.8)

Cash and Cash Equivalents at Beginning of the Period                                239.0     258.6
                                                                                 --------  --------

Cash and Cash Equivalents at End of the Period                                   $  295.2  $  182.8
                                                                                 --------  --------


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

RATIONALIZATIONS
----------------

     Rationalizations in 1999 included first quarter charges totaling $167.4 million ($116.0 million after tax or $.74 per share), as discussed below. The second quarter of 1999 included pretax income of $9.6 million ($6.0 million after tax or $.04 per share) from the reversal of certain rationalization reserves that were no longer needed for the 1996 and 1997 programs.

     Rationalizations in 1998 included a first quarter gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Calhoun, Georgia latex processing facility. The second quarter of 1998 included pretax income of $29.7 million ($19.6 million after tax or $.12 per share) from the reversal of certain rationalization reserves that were no longer needed for the 1997 program.

     During 1999, the Company continued to implement its rationalization programs. The following reflects the activity and progress of those programs in the second quarter of 1999.

1999 PROGRAM - As a result of continued competitive conditions in the markets served by the Company and unfavorable economic conditions in Latin America and Asia, a number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the downsizing and consolidation of tire manufacturing facilities at Gadsden, Alabama and Freeport, Illinois and 12 other production facilities in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions totaled $68.0 million at June 30, 1999.

     The Company recorded a charge of $130.6 million for the release of approximately 4,000 associates around the world. Most of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. During the second quarter, approximately 2,000 associates, primarily production associates in North American operations, were released at a total cost of $69.6 million. During the first quarter, approximately 300 associates were released at a cost of $4.5 million. The Company plans to release approximately 1,700 more associates and had reserved $56.5 million for that cost at June 30, 1999.

     Rationalization costs, other than associate-related costs, were recorded, and were incurred through June 30, 1999, as follows:

(In millions)
                                              Recorded  Incurred
                                              --------  --------
Plant downsizing and consolidation             $ 26.7    $ 20.2
Asset sales and other exit costs                 10.1       5.1
                                               ------    ------
                                               $ 36.8    $ 25.3
                                               ======    ======

     Costs associated with downsizing and consolidation activities were primarily for the writeoff of scrapped equipment and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden, Alabama manufacturing facility. Asset sales and other exit costs included a loss on the sale of a rubber plantation in Asia expected to be completed in 1999 and additional costs associated with the Company's exit from the Formula 1 racing series. During the second quarter, $1.9 million was charged to the reserve relating to plant downsizing and consolidation. The remaining balance of these provisions totaled $11.5 million at June 30, 1999.

     The Company expects that the major portion of these actions will be completed during 1999 with the balance to be completed in 2000.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)
----------------------------

1997 PROGRAM - During the second quarter of 1999, approximately 200 associates, primarily hourly associates in North American operations, were released at a cost of $8.3 million. In addition, excess reserves related to plant downsizing and closure activities totaling $6.0 million were reversed in the quarter. The Company plans to release approximately 1,000 more associates under the 1997 program and had reserved $38.6 million for that cost at June 30, 1999.

     Optimization, downsizing, consolidation and withdrawal costs of the 1997 program, other than associate-related costs, were recorded, and were incurred through June 30, 1999, as follows:


(In millions)
                                                                     Recorded  Incurred
                                                                     --------  --------
Withdrawal of support for the Formula 1 racing series                 $  63.4   $ 43.2
Plant downsizing and closure activities                                  23.0     13.3
Kelly-Springfield consolidation                                          12.9      1.6
Consolidation of North American distribution facilities                  12.3     10.4
Commercial tire outlet consolidation                                      4.7      4.4
Production realignments                                                   2.8      2.8
                                                                      -------   ------
                                                                      $ 119.1   $ 75.7

     During the second quarter of 1999, $2.7 million was charged to the reserve. In addition, excess reserves related to plant downsizing and closure activities totaling $.5 million were reversed in the quarter. At June 30, 1999, the remaining balance of the provision for these costs totaled $13.2 million. During 1998, the Company reversed $22.0 million due to the favorable settlement of Formula 1 obligations and $7.7 million due to a change in the plant downsizing and closure activities.

     The Company expects that the major portion of the 1997 program will be completed during 1999 with the balance to be completed in 2000.

1996 PROGRAM - During the second quarter of 1999, approximately 10 associates were released at a cost of $.3 million. The Company does not plan to release any more associates under the 1996 program and reversed the remaining reserve of $4.1 million in the second quarter.

     Rationalization costs, other than for associate-related costs, were recorded, and were incurred through June 30, 1999, as follows:


(In millions)
                                                             Recorded  Incurred
                                                             --------  --------
Discontinuance of PVC production                              $ 10.6    $ 10.6
Canadian retail store closures                                   9.0       6.0
International production rationalization                         8.5       8.0
North American Tire production rationalization                   7.1       7.7
                                                              ------    ------
                                                              $ 35.2    $ 32.3

     During the second quarter of 1999, $.3 million was charged to the reserve. In addition, reserves totaling $1.0 million were adjusted in the quarter. The remaining balance of these provisions at June 30, 1999 totaled $3.9 million.

     The Company plans to complete the 1996 program in 1999.


OTHER EXPENSE
-------------

     Other Expense in 1998 included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin American Tires and Engineered Products in Latin America.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

BUSINESS SEGMENTS
-----------------

     Portions of the items reported as Rationalizations and Other Expense on the Consolidated Statement of Income were not charged (credited) to segment EBIT but were attributable to the segments as follows:

         (In millions)                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                              1999    1998             1999      1998
                                              ----    ----             ----      ----

         North American Tire                $(9.2)   $(7.7)          $  86.3   $  (7.7)
         Europe Tire                         ( .1)       -               8.7         -
         Latin American Tire                    -     15.6              42.5      15.6
         Asia Tire                              -        -               1.5         -
                                             ----    -----           -------   -------
            TOTAL TIRES                      (9.3)     7.9             139.0       7.9

         Engineered Products                 ( .3)     1.8               8.8       1.8
         Chemical Products                      -        -               3.1     (61.1)
                                            -----    -----           -------   -------

            TOTAL SEGMENTS                  $(9.6)   $ 9.7           $ 150.9   $ (51.4)
                                            =====    =====           =======   =======


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

     The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
         NET SALES:
                  Asia Tire            $ 148.8   $ 117.6   $ 289.8   $ 234.4
                  SPT                    176.5     162.1     331.1     323.6
                                       -------   -------   -------   -------
                                       $ 325.3   $ 279.7   $ 620.9   $ 558.0
                                       =======   =======   =======   =======

         EBIT:
                  Asia Tire            $   7.8   $   4.8   $  11.4   $   7.8
                  SPT                     10.4      13.8      19.2      23.0
                                       -------   -------   -------   -------
                                       $  18.2   $  18.6   $  30.6   $  30.8
                                       =======   =======   =======   =======

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

     The transaction was accounted for as a sale of discontinued operations. Operating results and the loss on sale of discontinued operations follow:



(In millions, except per share)                 SIX MONTHS ENDED
                                                 JUNE 30, 1998
                                                 -------------

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
                                                     ======


PER SHARE OF COMMON STOCK
-------------------------

     Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                              1999       1998             1999      1998
                                              ----       ----             ----      ----

         Stock options                      1,215,704  1,889,385         968,482  1,911,108
         Performance units                          -    252,273         196,459    252,224
         1.2% Convertible Note              2,281,115          -       1,520,743          -
                                            ---------  ---------       ---------  ---------
                                            3,496,819  2,141,658       2,685,684  2,163,332
                                            =========  =========       =========  =========


               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


INVESTMENTS AND NONCASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------

     In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (equivalent to $108.2 million at June 30, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (also equivalent to $108.2 million at June 30, 1999). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Information in the Consolidated Statement of Cash Flows is presented net of the effects of these transactions.

     The Company signed definitive agreements with Sumitomo during the second quarter of 1999. As a result of this and the planned conversion of the Notes into equity, the Company has reclassified its investment in the Sumitomo 1.2% Convertible Note ("the Note") from held-to-maturity to available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Note as an equity instrument was $169.6 million at June 30, 1999. Changes in the fair value of the Note are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At June 30, 1999 the gross unrealized holding gain on the Note totaled $61.6 million ($38.2 million after tax). The Company's 1.2% Convertible Note has been designated as a hedge of the exchange exposure of the Sumitomo Note, and the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The fair value of the Company's Note as a debt instrument was $102.9 million at June 30, 1999.


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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          1999           1998           1999            1998
                                       ---------      ---------      ---------       ---------
SALES:

  North American Tire                  $ 1,579.8      $ 1,550.9      $ 3,086.9       $ 3,074.2
  Europe Tire                              660.1          703.3        1,344.8         1,374.8
  Latin American Tire                      219.2          327.0          459.8           662.5
  Asia Tire                                148.8          117.6          289.8           234.4
                                       ---------      ---------      ---------       ---------
   TOTAL TIRES                           2,607.9        2,698.8        5,181.3         5,345.9

  Engineered Products                      328.7          329.9          637.4           658.6
  Chemical Products                        223.2          244.0          451.6           504.7
                                       ---------      ---------      ---------       ---------
   TOTAL SEGMENT SALES                   3,159.8        3,272.7        6,270.3         6,509.2

  Inter-SBU Sales                         (112.9)        (131.9)        (233.3)         (275.3)
  Other                                      1.8           (3.3)           2.9            (2.4)
                                       ---------      ---------      ---------       ---------
   NET SALES                           $ 3,048.7      $ 3,137.5      $ 6,039.9       $ 6,231.5
                                       =========      =========      =========       =========

INCOME:

  North American Tire                  $    24.3      $    89.2      $   116.0       $   199.4
  Europe Tire                               46.7           79.1          101.8           154.9
  Latin American Tire                       16.0           53.7           46.1           113.9
  Asia Tire                                  7.8            4.8           11.4             7.8
                                       ---------      ---------      ---------       ---------
   TOTAL TIRES                              94.8          226.8          275.3           476.0

  Engineered Products                       30.8           34.5           51.3            67.6
  Chemical Products                         30.2           40.6           58.9            74.9
                                       ---------      ---------      ---------       ---------
   TOTAL SEGMENT INCOME (EBIT)             155.8          301.9          385.5           618.5

  Rationalizations                           9.6           29.7         (157.8)           90.8
  Interest expense                         (39.6)         (34.0)         (77.3)          (64.3)
  Foreign currency exchange                 (1.1)           9.2           33.5            14.5
  Minority interest in net income           (6.5)          (7.1)         (11.0)          (15.9)
     of subsidiaries
  Inter-SBU income                         (12.2)         (15.5)         (26.2)          (32.8)
  Other                                    (11.0)         (19.3)         (17.0)          (21.9)
                                       ---------      ---------      ---------       ---------
   INCOME FROM CONTINUING OPERATIONS   $    95.0      $   264.9      $   129.7       $   588.9
          BEFORE INCOME TAXES          =========      =========      =========       =========



               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

                       (All per share amounts are diluted)

     Sales in the second quarter of 1999 were $3.05 billion, decreasing 2.8% from $3.14 billion in the 1998 quarter. Net income of $65.7 million or $.41 per share decreased 67.0% from $199.0 million or $1.25 per share in the 1998 period.

     In the six months, sales of $6.04 billion decreased 3.1% from $6.23 billion in 1998. Net income was $91.2 million or $.57 per share, compared to $375.8 million or $2.36 per share in 1998.

     Worldwide tire unit sales in the second quarter were 2.0% higher than in 1998. North American (U.S. and Canada) volume increased 7.9% in the quarter while international unit sales decreased 5.3%. Replacement unit sales increased 2.7% from the 1998 quarter, and were higher in North America, Europe and Asia. Original equipment unit sales were slightly higher, increasing in North America and Asia. Unit sales in the first six months of 1999 increased 1.5% from the 1998 period, with North American units 2.7% higher and international units down slightly.

     Revenues decreased in the quarter and six months due primarily to the adverse effect of currency translations on international results. The Company estimates that versus 1998, currency movements adversely affected revenues in 1999 by approximately $100 million in the second quarter and $205 million in the six months. In addition, revenues decreased due to continued worldwide competitive pricing pressures, adverse economic conditions in Latin America and lower unit sales of other automotive and industrial rubber products.

     EBIT (net sales less cost of goods sold and selling, administrative and general expense) was also reduced by the adverse effect of currency movements versus 1998. The Company estimates the impact of currency fluctuations to be approximately $15 million in the second quarter and $38 million in the six months.

     The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and EBIT in future periods. If the dollar continues to strengthen, reported sales and EBIT in future periods are likely to be unfavorably impacted. Similarly, the continuing economic downturn in Latin America is expected to adversely affect the Company's sales and operating income in future periods.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:


                 Three Months Ended          Six Months Ended
                      June 30,                   June 30,
                 1999         1998           1999       1998
                 ----         ----           ----       ----
         CGS     79.9%        76.3%          78.9%      75.8%
         SAG     15.6         14.4           15.2       14.6

     Cost of goods sold increased as a percent to sales in 1999 due primarily to lower revenues and increased costs resulting from lower production levels associated with programs to realign capacity and reduce inventories. SAG increased as a percent to sales due in part to lower revenues.

     Rationalizations in 1999 included first quarter charges totaling $167.4 million ($116.0 million after tax or $.74 per share), as discussed below. The second quarter of 1999 included pretax income of $9.6 million ($6.0 million after tax or $.04 per share) from the reversal of rationalization reserves that were no longer needed. The 1996 reserve was overaccrued by $3.1 million primarily related to costs associated with layoffs. The 1997 reserve was overaccrued by $6.5 million primarily related to plant downsizing and closure activities.

     Rationalizations in 1998 included a first quarter gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Calhoun, Georgia latex processing facility. The second quarter of 1998 included pretax income of $29.7 million ($19.6 million after tax or $.12 per share) from the reversal of certain rationalization reserves that were no longer needed for the 1997 program.

     Interest expense rose in 1999 due primarily to higher debt levels incurred to fund acquisitions and support increased working capital levels.

     Other expense in 1998 included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin American Tire and Engineered Products in Latin America.

     Foreign currency exchange gains were lower in the quarter, due primarily to the impact of currency movements on U.S. dollar denominated monetary items in Asia.

     U.S. and foreign taxes on income in the 1999 quarter reflected a higher effective tax rate than in the second quarter of 1998.

     During 1999, the Company continued to implement its rationalization programs. The following reflects the activity and progress of those programs in the second quarter of 1999.

1999 RATIONALIZATION PROGRAM - As a result of continued competitive conditions in the markets served by the Company and continuing unfavorable economic conditions in Latin America and Asia, a number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity. These actions consisted primarily of the downsizing and consolidation of tire manufacturing facilities at Gadsden, Alabama and Freeport, Illinois and 12 other production facilities in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions at June 30, 1999 was $68.0 million.

     The Company recorded a charge of $130.6 million for the planned release of approximately 4,000 associates around the world. The majority of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. During the second quarter of 1999, approximately 2,000 associates, primarily production associates in North American operations, were released at a total cost of $69.6 million. During the first quarter, approximately 300 associates were released at a cost of $4.5 million. The Company plans to release approximately 1,700 more associates and had reserved $56.5 million for that cost at June 30, 1999.

     Rationalization costs, other than associate-related costs, of $36.8 million were recorded, of which $1.9 million were incurred during the second quarter of 1999. The costs were primarily associated with the writeoff of scrapped equipment and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden, Alabama manufacturing facility, the loss on the sale of a rubber plantation in Asia expected to be completed in 1999 and additional costs associated with the Company's exit from the Formula 1 racing series. The remaining balance of these provisions totaled $11.5 million at June 30, 1999.

     The Company expects that the major portion of these actions will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $150 million are expected when the planned actions have been fully implemented.

     1997 RATIONALIZATION PROGRAM - During the second quarter of 1999, approximately 200 associates were released at a cost of $8.3 million. In addition, excess reserves totaling $6.0 million related to plant downsizing and consolidation were reversed in the quarter. The Company plans to release approximately 1,000 more associates under the 1997 program and had reserved $38.6 million for that cost at June 30, 1999.

     Rationalization costs, other than for associate-related costs, totaling $2.7 million were incurred during the second quarter of 1999. In addition, excess reserves totaling $.5 million related to plant downsizing and closure activities were reversed in the quarter. The remaining balance of these provisions totaled $13.2 million at June 30, 1999.

     The Company expects that the major portion of the 1997 program will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $200 million are expected when the planned actions have been fully implemented.

     1996 RATIONALIZATION PROGRAM - During the second quarter of 1999, approximately 10 associates were released at a cost of $.3 million. The Company does not plan to release any more associates under the 1996 program and reversed the remaining reserve of $4.1 million in the second quarter.

     Rationalization costs, other than for associate-related costs, totaling $.3 million were incurred during the second quarter of 1999. In addition, reserves totaling $1.0 million were adjusted in the quarter. The remaining balance of these provisions totaled $3.9 million at June 30, 1999.

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

     Estimated Percentage of Year 2000 Compliance Activity Completed:


                       Inventory Phase             Analysis Phase            Remediation Phase
                       ---------------             --------------            -----------------
                    Percentage Completed       Percentage Completed         Percentage Completed
                             at                         at                           at
                     6/30/99    3/31/99         6/30/99       3/31/99      6/30/99     3/31/99
                     -------    -------         -------       -------      -------     -------
I/T Systems            100%      100%             100%          100%          92%        85%

Process Systems        100%      100%             100%          100%          92%        81%


     All I/T Systems and Process Systems are scheduled to have been repaired or acquired and installed, tested and determined to be Year 2000 compliant by November of 1999.

     The cost of modifying the Company's existing I/T Systems in order to achieve Year 2000 compliance is estimated to be $75 million to $90 million. Approximately $70 million has been expended to modify existing I/T Systems through June 30, 1999, including approximately $6 million expended during the second quarter of 1999. The remaining $5 million to $15 million will be spent during the balance of 1999. All of the costs of repairing such existing I/T Systems will be expensed in the period incurred. The cost of new hardware has been and will be capitalized.

     In addition, for several years the Company has been designing, acquiring, and installing various business transactions processing I/T Systems, which in each case provide significant new functionality and in some instances, replace non-compliant I/T Systems with Year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it is not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $210 million to $240 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects in process since 1996. Approximately $191 million has been expended on these projects through June 30, 1999, including approximately $25 million during the second quarter of 1999. The Company anticipates that costs incurred in respect of these projects will be approximately $19 million to $49 million during the balance of 1999. Through June 30, 1999, approximately $33 million of these costs have been expensed and $159 million of these costs have been capitalized. Substantially all of the remaining consulting, software and hardware costs for these I/T Systems enhancement projects will be capitalized.

     The Company is modifying or replacing and testing its Process Systems at an anticipated cost of between $30 million and $38 million, substantially all of which is for the acquisition of replacement systems. The cost of Process Systems has been and will be capitalized. Through June 30, 1999, the cost of Process Systems installed by the Company has totaled $27 million, of which $4 million was incurred during the second quarter of 1999.

     The Company's Year 2000 compliance costs (including the cost of all I/T Systems enhancement projects) are expected to total approximately $315 million to $370 million. Through June 30, 1999, Year 2000 compliance costs have totaled $288 million, of which $35 million was incurred during the second quarter of 1999. All Year 2000 costs have been and will be funded from operations.

     For 1999, costs for repairing existing I/T Systems for Year 2000 compliance is expected to be approximately 11% of the Company's budget for information technology. The total cost of repairing existing I/T Systems and of the I/T Systems enhancement projects is expected to represent 30% of the Company's information technology budget during 1999.

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

     The Company is preparing contingency plans for its critical operational areas, which plans include identification of critical processes, risk assessment and response techniques in the event of a system failure. Planned responses to system failures include emergency response teams designed to produce prompt corrective action, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and the stock piling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. The Company's contingency plans were 33% complete at June 30, 1999. Due to a higher than anticipated level of complexity involved in formulating worldwide contingency plans, the Company now expects its contingency plans to be completed by September 30, 1999. In certain cases, especially global infrastructure failures, there may be no practical alternative course of action available to the Company that will permit resumption of an interrupted business activity.

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

NEW ACCOUNTING STANDARDS
------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. At the present time the Company has not yet determined the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION
-------------------

     Segment EBIT was $155.8 million in the second quarter of 1999, decreasing 48.4% from $301.9 million in the 1998 quarter. Segment operating margin in the second quarter of 1999 was 4.9%, compared to 9.2% in the 1998 period.

     In the six months, segment EBIT was $385.5 million, decreasing 37.7% from $618.5 million in the 1998 period. Segment operating margin in the six months was 6.1%, compared to 9.5% in the 1998 period.

     Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.

NORTH AMERICAN TIRE
-------------------

     In North America, sales in the second quarter of 1999 were $1.58 billion, increasing 1.9% from $1.55 billion in the 1998 quarter. In the six months, sales of $3.09 billion increased slightly from $3.07 billion in 1998.

     Unit sales in the 1999 second quarter increased 7.9% from the 1998 period. Replacement unit sales increased 6.5% and original equipment volume increased 10.5%. Unit sales in the six months increased 2.7%.

     Revenues increased in the quarter and six months due primarily to higher tire unit sales. Revenues in both periods were adversely impacted by competitive pricing pressures, a less favorable mix and the impact of currency translation on Canadian results.

     EBIT in North America was $24.3 million in the second quarter of 1999, decreasing 72.8% from $89.2 million in the 1998 quarter. Operating margin was 1.5%, compared to 5.8% in the 1998 quarter.

     In the six months, EBIT in North America was $116.0 million, decreasing 41.8% from $199.4 million in 1998. Operating margin was 3.8%, compared to 6.5% in 1998.

     EBIT was lower in the quarter and six months due primarily to a change in mix to lower priced tires, increased costs resulting from lower production levels associated with programs to realign capacity and reduce inventories, nonrecurring costs related to operational changes at the Company's Danville tire plant and competitive pricing conditions.

     EBIT in 1999 did not include first quarter rationalization charges totaling $95.5 million and second quarter rationalization income totaling $9.2 million. EBIT in 1998 did not include second quarter rationalization income totaling $7.7 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Canadian dollar. Revenues and EBIT in the North American Tire segment may be affected in future periods by continued competitive pricing pressures and by the effects of currency translation on Canadian results.

EUROPE TIRE
-----------

     In Europe, sales in the second quarter of 1999 were $660.1 million, decreasing 6.1% from $703.3 million in the 1998 period. In the six months, sales of $1.34 billion decreased 2.2% from $1.37 billion in 1998.

     Unit sales in the 1999 quarter decreased 1.8% from the 1998 period. Replacement unit sales increased 2.5%, but original equipment volume decreased 11.5%. Unit sales in the six months increased 5.1%.

     Revenues decreased in the quarter and six months due primarily to the effects of currency translation, competitive pricing and lower tire unit sales in the quarter. Revenues were favorably impacted in the six months by the acquisition of a majority interest in tire manufacturing operations in Slovenia.

     EBIT in Europe was $46.7 million in the second quarter of 1999, decreasing 41.0% from $79.1 million in the 1998 quarter.

Operating margin was 7.1%, compared to 11.2% in the 1998 quarter.

     In the six months, EBIT in Europe was $101.8 million, decreasing 34.3% from $154.9 million in 1998. Operating margin was 7.6%, compared to 11.3% in 1998.

     EBIT was lower in the quarter and six months due primarily to lower unit sales in the quarter and increased costs resulting from lower production levels associated with programs to realign capacity and reduce inventories and weak economic conditions in Eastern Europe and Africa.

     EBIT in 1999 did not include rationalization charges totaling $8.7 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other European currencies. Revenues and EBIT in the Europe Tire segment may be affected in future periods by continued competitive pricing pressures and by the effects of currency translations.

LATIN AMERICAN TIRE
-------------------

     In Latin America, sales in the second quarter of 1999 were $219.2 million, decreasing 33.0% from $327.0 million in the 1998 period. In the six months, sales of $459.8 million decreased 30.6% from $662.5 million in 1998.

     EBIT in Latin America was $16.0 million in the second quarter of 1999, decreasing 70.2% from $53.7 million in the 1998 quarter. Operating margin was 7.3%, compared to 16.4% in 1998.

     In the six months, EBIT in Latin America was $46.1 million, decreasing 59.5% from $113.9 million in 1998. Operating margin was 10.0%, compared to 17.2% in 1998.

     Unit sales in the 1999 quarter decreased 24.0% from the 1998 period. Replacement unit sales decreased 15.1% and original equipment volume decreased 45.1%. Unit sales in the six months decreased 19.1%.

     Revenues and EBIT in the quarter and six months decreased due primarily to lower tire unit sales resulting from unfavorable economic conditions in the region, competitive pricing pressures and the effects of currency translations.

     EBIT in 1999 did not include first quarter rationalization charges totaling $42.5 million. EBIT in 1998 did not include a second quarter charge for a lawsuit settlement totaling $15.6 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in the Latin American Tire segment in future periods are likely to be affected by continued competitive pricing pressures, the effects of currency translations and by the expected continuing unfavorable economic conditions in the region.

ASIA TIRE
---------

     In Asia, sales in the second quarter of 1999 were $148.8 million, increasing 26.5% from $117.6 million in the 1998 period. In the six months, sales of $289.8 million increased 23.6% from $234.4 million in 1998.

     Unit sales in the 1999 quarter increased 15.9% from the 1998 period. Replacement unit sales increased 4.5% and original equipment volume increased 113.8%. Unit sales in the six months increased 15.7%.

     Revenues in the quarter and six months increased due primarily to higher tire unit sales, but continued to be affected by competitive pricing pressures.

     EBIT in Asia was $7.8 million in the second quarter of 1999, increasing 62.5% from $4.8 million in the 1998 quarter. Operating margin was 5.2%, compared to 4.1% in 1998.

     In the six months, EBIT in Asia was $11.4 million, increasing 46.2% from $7.8 million in 1998. Operating margin was 3.9%, compared to 3.3% in 1998.

     EBIT increased in the quarter and six months due primarily to higher tire unit sales.

     EBIT in 1999 did not include first quarter rationalization charges totaling $1.5 million.

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

     The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and operating income of SPT:


                              THREE MONTHS ENDED          SIX MONTHS ENDED
(In millions)                      JUNE 30,                   JUNE 30,
                                 1999    1998              1999     1998
                                 ----    ----              ----     ----
NET SALES:
     Asia Tire                  $148.8  $117.6            $289.8   $234.4
     SPT                         176.5   162.1             331.1    323.6
                                ------  ------            ------   ------
                                $325.3  $279.7            $620.9   $558.0
                                ======  ======            ======   ======

EBIT:
     Asia Tire                  $  7.8  $  4.8            $ 11.4   $  7.8
     SPT                          10.4    13.8              19.2     23.0
                                ------  ------            ------   ------
                                $ 18.2  $ 18.6            $ 30.6   $ 30.8
                                ======  ======            ======   ======

ENGINEERED PRODUCTS
-------------------

     Sales in Engineered Products in the second quarter of 1999 were $328.7 million, decreasing slightly from $329.9 million in the 1998 period. In the six months, sales of $637.4 million decreased 3.2% from $658.6 million in 1998.

     EBIT in Engineered Products was $30.8 million in the second quarter of 1999, decreasing 10.7% from $34.5 million in the 1998 quarter. Operating margin was 9.4%, compared to 10.5% in 1998.

     In the six months, EBIT in Engineered Products was $51.3 million, decreasing 24.1% from $67.6 million in 1998. Operating margin was 8.0%, compared to 10.3% in 1998.

     Revenues and EBIT decreased in the quarter and six months due primarily to lower unit sales resulting from reduced demand, adverse economic conditions and unfavorable currency translations in Latin America and increased costs resulting from lower production levels associated with programs to realign capacity and reduce inventory.

     Revenues and EBIT in the Engineered Products segment in future periods are likely to be adversely affected by the expected continuing unfavorable economic conditions in Brazil.

     EBIT in 1999 did not include rationalization charges totaling $8.8 million. EBIT in 1998 did not include a second quarter charge for a lawsuit settlement totaling $1.8 million.

CHEMICAL PRODUCTS
-----------------

     Sales in Chemical Products in the second quarter of 1999 were $223.2 million, decreasing 8.5% from $244.0 million in the 1998 period. In the six months, sales of $451.6 million decreased 10.5% from $504.7 million in 1998.

     EBIT in Chemical Products was $30.2 million in the second quarter of 1999, decreasing 25.6% from $40.6 million in the 1998 quarter. Operating margin was 13.5%, compared to 16.6% in 1998.

     In the six months, EBIT in Chemical Products was $58.9 million, decreasing 21.4% from $74.9 million in 1998. Operating margin was 13.0%, compared to 14.8% in 1998.

     Revenues and EBIT decreased in the quarter and six months due to reduced unit volume, competitive pricing pressures and the absence of sales produced by the Calhoun, Georgia latex processing facility that was sold in March 1998.

     EBIT in 1999 did not include a first quarter rationalization charge of $3.1 million. EBIT in 1998 did not include the first quarter gain of $61.1 million on the sale of the Calhoun, Georgia latex processing facility.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Net cash provided by operating activities was $206.7 million during the first six months of 1999, as reported on the Consolidated Statement of Cash Flows. Inventories decreased, although working capital requirements increased for accounts receivable.

     Net cash used in investing activities was $380.8 million during the first six months of 1999. Capital expenditures were $353.4 million, primarily for plant modernizations and expansions and new tire molds.


                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,             JUNE 30,
(In millions)                        1999    1998         1999     1998
                                     ----    ----         ----     ----
Capital Expenditures                $204.6  $172.4       $353.4   $290.7
Depreciation                         119.9   116.1        253.4    230.4

     Investing activities in 1998 included the sale of the Calhoun, Georgia latex processing facility and the acquisition of the remaining minority shares of the tire and engineered products manufacturing and distribution subsidiary in South Africa.

     Net cash provided by financing activities was $243.5 million during the first six months of 1999, which was used primarily to support the previously mentioned investing activities.


(Dollars in millions)      6/30/99          12/31/98          6/30/98
                           -------          --------          -------
Consolidated Debt          $2,223.4         $1,975.8          $1,975.1
Debt to Debt and Equity        38.1%            34.5%             35.6%

     In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to $108.2 million at June 30, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

     In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (also equivalent to $108.2 million at June 30, 1999. The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. The Company accounts for the Sumitomo note as an available-for-sale equity instrument. The fair value of the note at June 30, 1999 was $169.6 million. For further information, refer to the note to the financial statements, Investments and Noncash Investing and Financing Activities.

     On June 14, 1999, the Company entered into a definitive general agreement and several other agreements relating to the formation and operation of a strategic global alliance with Sumitomo. Under the terms of these alliance agreements, the Company will pay approximately $936 million to Sumitomo at the closing, which is expected to occur on September 1, 1999 or as soon thereafter as practicable. In the general alliance agreement, each party agreed that it will not redeem its convertible note if the joint ventures contemplated by the global alliance have been formed by, and are operating on, July 1, 2000.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 1999, the Company had short term uncommitted credit arrangements totaling $1.8 billion, of which $.5 billion were unused. The Company also had available long term credit arrangements at June 30, 1999 totaling $2.1 billion, of which $1.0 billion were unused.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements for operations. The Company expects to fund the approximately $936 million of cash payments to Sumitomo due at the closing by issuing additional debt.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK
------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At June 30, 1999, the interest rate on 48% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 55% at December 31, 1998 and 51% at June 30, 1998.

     The following table presents interest rate contract information at June 30:

(Dollars in millions)

Interest Rate Contracts                               1999       1998
-----------------------                               ----       ----
Notional principal amount                            $100.0     $100.0
Pay fixed rate                                          6.17%      6.17%
Receive variable LIBOR                                  5.07%      5.74%
Average years to maturity                               1.6        2.6
Fair value - liability                               $   .4     $   .7
Carrying amount - liability                              .2         .1
Pro forma fair value - liability                        1.2        2.1

     The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30, 1999 and 1998, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate contract information follows:

                                THREE MONTHS ENDED SIX MONTHS ENDED
                                     JUNE 30,          JUNE 30,
(Dollars in millions)             1999     1998     1999     1998
                                  ----     ----     ----     ----
    Notional principal          $100.0   $100.0   $100.0    $100.0
    Pay fixed rate                 6.17%    6.17%    6.17%     6.62%
    Receive variable LIBOR         5.05     5.76     5.09      5.77

     The following table presents fixed rate debt information at June 30:

(In millions)

Fixed Rate Debt                          1999     1998
---------------                          ----     ----
Fair value - liability                  $930.7   $837.9
Carrying amount - liability              931.1    809.3
Pro forma fair value - liability         980.5    894.0

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at June 30, 1999 and 1998, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at June 30, 1999 and 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents foreign exchange contract information at June 30:


(In millions)                               1999     1998
                                           -----    -----
Fair value - favorable                     $58.9    $66.8
Carrying amount - asset                     63.4     71.6
Pro forma change in fair value              11.5     14.6

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at June 30, 1999 and 1998, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT
               ---------------------------------------------------

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in the prices paid for raw materials and energy; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

        The Annual Meeting of Shareholders of The Goodyear Tire & Rubber Company (the "Company") was held on April 12, 1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"). There was no solicitation in opposition to the four nominees of the Board of Directors listed in the Proxy Statement of the Company, dated February 26, 1999, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

        The following matters were acted upon by the shareholders of the Company at the Annual Meeting, at which 136,284,023 shares of the Common Stock, without par value, of the Company (the "Common Stock", the only class of voting securities of the Company outstanding), or approximately 87.369 percent of the 155,987,453 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

        1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of the Company for election as directors of the Company. Samir G. Gibara, William J. Hudson, Jr., William C. Turner and Martin D. Walker were nominated as Class 1 directors, each to hold office for a three year term expiring at the 2002 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:


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

        2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of the Company that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999 was submitted to, and voted upon by, the shareholders of the Company. There were 134,165,096 shares of Common Stock voted in favor of and 490,314 shares of Common Stock voted against, said resolution. The holders of 628,613 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and, therefore, the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for 1999 was ratified by the shareholders.

[The information set forth above in this Item 4 was also set forth at Item 4 of
Part II of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1999.]

ITEM 5. OTHER INFORMATION.
------- ------------------

        GLOBAL ALLIANCE. As previously reported at Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K") under the caption "1999 Developments" and the subheading "Global Alliance", at pages 2 and 3 of the 10-K, the Company entered into a Memorandum of Understanding with Sumitomo Rubber Industries, Ltd. ("Sumitomo") regarding the formation of a strategic global alliance for the manufacture, distribution and sale of tires.

        On June 14, 1999, the Company entered into a definitive general agreement and various other agreements with Sumitomo relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, that the Company and Sumitomo will establish and operate tire manufacturing and sales joint ventures in Europe and North America, tire sales joint ventures in Japan and global technology and purchasing joint ventures. The joint ventures are expected to be formed and operating by September 1, 1999 or as soon thereafter as practicable.

        Under the terms of the Alliance Agreements, the Company will own 75%, and Sumitomo will own 25%, of a holding company in Europe that will own substantially all of Sumitomo's tire businesses in Europe, which include eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and the Company's tire businesses in Europe, excluding the Company's European aircraft tire business and the Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as in Morocco and South Africa) and excluding the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg. The Company will own 75% of a holding company that will own Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. The Company will also acquire 100% of the balance of Sumitomo's tire distribution and sales operations in the United States and Canada. The Company will also acquire a 25% equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company will also own 51% (and Sumitomo will own 49%) of a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates and the Company will own 80% (and Sumitomo will own 20%) of a global purchasing company. Under the terms of the Alliance Agreements, at closing (which is expected to occur on September 1, 1999 or as soon as practicable thereafter) the Company will make cash payments to Sumitomo aggregating approximately $936 million, subject to certain adjustments. The payments are expected to be financed by the issuance of additional debt.

        Assuming the global alliance with Sumitomo is completed during 1999 and assuming the businesses to be included by Sumitomo in the European and North American joint ventures generate sales in 2000 as a part of the joint ventures equal to the sales those business generated in 1998, it is estimated that the global alliance with Sumitomo will contribute approximately $2.5 billion to Goodyear's consolidated net sales in 2000. Goodyear also expects that completing the global alliance with Sumitomo will result in Goodyear being the largest company in the tire industry in terms of annual unit tire sales and annual revenues from tire sales.

        On February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934, which is convertible, if not earlier redeemed, beginning July 16, 2000 into shares of the common stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo note into Sumitomo common stock, the Company would own 10% of Sumitomo's outstanding shares. On February 25, 1999, the Company issued at par its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 which is convertible, if not earlier redeemed, beginning July 16, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. In the general Alliance Agreement, each party agreed that it will not redeem its convertible note if the joint ventures contemplated by the Alliance Agreements have been formed by, and are operating on, July 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

        (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form l0-Q.

        (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE GOODYEAR TIRE & RUBBER COMPANY
                                           (Registrant)

     Date: August 10, 1999        By   /s/ John W Richardson
                                  ----------------------------------------
                                         John W Richardson, Vice President

                                (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Accounting Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1999


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

      4                       INSTRUMENTS DEFINING
                         THE RIGHTS OF SECURITY HOLDERS,
                              INCLUDING INDENTURES
                    -------------------------------------

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

-----------
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

-----------
*Pursuant to Item 601 of Regulation S-K.


    EXHIBIT                                                           EXHIBIT
    -------                                                           -------
Table Item No. *             Description of Exhibit               Number    Page
----------------             ----------------------               ------    ----
       4            (g) Conformed copy of Second
                    Replacement and Restatement Agreement
                    dated as of July 13, 1998, among
                    Registrant, the Lenders named therein
                    and The Chase Manhattan Bank, as
                    Agent (incorporated by reference,
                    filed with the Securities and
                    Exchange Commission as Exhibit 4 to
                    Registrant's Quarterly Report on Form
                    10-Q for the quarter ended September
                    30, 1998, File No. 1- 1927).

                    (h) Form of Indenture, dated as of
                    March 1, 1999, between Registrant and
                    The Chase Manhattan Bank, as Trustee
                    (incorporated by reference, filed as
                    Exhibit 4.2, with Amendment No. 1, to
                    Registrant's Registration Statement
                    on Form S-3, File No. 333-67145).

                    No other instrument defining the
                    rights of holders of long-term debt
                    which relates to securities having an
                    aggregate principal amount in excess
                    of 10% of the consolidated assets of
                    Registrant and its subsidiaries was
                    entered into during the quarter ended
                    June 30, 1999. In accordance with
                    paragraph (iii) to Part 4 of Item 601
                    of Regulation S-K, agreements and
                    instruments defining the rights of
                    holders of certain items of long term
                    debt entered into during the quarter
                    ended June 30, 1999 which relate to
                    securities having an aggregate
                    principal amount less than 10% of the
                    consolidated assets of Registrant and
                    its Subsidiaries are not filed
                    herewith. The Registrant hereby
                    agrees to furnish a copy of any such
                    agreements or instruments to the
                    Securities and Exchange Commission
                    upon request.

      10                     MATERIAL CONTRACTS
                    -------------------------------------

                    (a) Umbrella Agreement, dated as of June      10.1      X-10.1-1
                    14, 1999, between Registrant and
                    Sumitomo Rubber Industries, Ltd.

      12            STATEMENT RE COMPUTATION OF RATIOS
                    -------------------------------------

                    Statement setting forth the                   12        X-12-1
                    computation of Ratio of Earnings to
                    Fixed Charges.


-----------
*Pursuant to Item 601 of Regulation S-K.

    EXHIBIT                                                           EXHIBIT
    -------                                                           -------
Table Item No. *             Description of Exhibit                 Number Page
----------------             ----------------------                 ------ ----

  27                        FINANCIAL DATA SCHEDULE
                    -------------------------------------

                    (a) Financial Data Schedule for                   27  X-27-1
                    quarter ended June 30, 1999.

-----------
*Pursuant to Item 601 of Regulation S-K.