Form 10-Q
period 1999-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 1999-11-12
CIK 42582

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Yes X                                                              No
        ----                                                               ----

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at October 31, 1999:       156,330,620



================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                    Unaudited



(In millions, except per share)                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1999             1998             1999             1998
                                                              -------          -------          -------          -------
NET SALES                                                   $ 3,288.8        $ 3,191.7        $ 9,328.7        $ 9,423.2

Cost of Goods Sold                                            2,764.6          2,469.8          7,531.2          7,193.7
Selling, Administrative and General Expense                     515.4            471.5          1,435.4          1,382.4
Rationalizations                                                  6.1             --              163.9            (29.7)
Interest Expense                                                 46.2             41.4            123.5            105.7
Other (Income) and Expense                                     (159.2)           (44.3)          (148.2)           (72.5)
Foreign Currency Exchange                                        (1.3)            (0.3)           (34.8)           (14.8)
Minority Interest in Net Income of Subsidiaries                  12.1              9.7             23.1             25.6
                                                            ---------        ---------        ---------        ---------
Income from Continuing Operations before Income Taxes           104.9            243.9            234.6            832.8
United States and Foreign Taxes on Income                        (4.2)            58.9             34.3            237.3
                                                            ---------        ---------        ---------        ---------
INCOME FROM CONTINUING OPERATIONS                               109.1            185.0            200.3            595.5

Discontinued Operations                                          --               --               --              (34.7)
                                                            ---------        ---------        ---------        ---------
NET INCOME                                                  $   109.1        $   185.0            200.3            560.8
                                                            =========        =========
Retained Earnings at Beginning of Period                                                        3,477.8          2,983.4

CASH DIVIDENDS                                                                                   (140.6)          (141.2)
                                                                                              ---------        ---------

Retained Earnings at End of Period                                                            $ 3,537.5        $ 3,403.0
                                                                                              =========        =========

PER SHARE OF COMMON STOCK - BASIC:

    INCOME FROM CONTINUING OPERATIONS                       $    0.70        $    1.19        $    1.28        $    3.80
    Discontinued Operations                                      --               --               --              (0.22)
                                                            ---------        ---------        ---------        ---------
    NET INCOME                                              $    0.70        $    1.19        $    1.28        $    3.58
                                                            =========        =========        =========        =========

Average Shares Outstanding                                      156.3            156.4            156.1            156.8


PER SHARE OF COMMON STOCK - DILUTED:

    INCOME FROM CONTINUING OPERATIONS                       $    0.69        $    1.17        $    1.26        $    3.75
    Discontinued Operations                                      --               --               --              (0.22)
                                                            ---------        ---------        ---------        ---------
    NET INCOME                                              $    0.69        $    1.17        $    1.26        $    3.53
                                                            =========        =========        =========        =========

Average Shares Outstanding                                      159.5            157.8            159.0            158.7

CASH DIVIDENDS PER SHARE                                    $    0.30        $    0.30        $    0.90        $    0.90
                                                            =========        =========        =========        =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)
                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          1999             1998
ASSETS:                                                              -------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $   233.4        $   239.0
     Accounts and notes receivable,
        less allowance - $90.6 ($54.9 in 1998)                           2,639.4          1,770.7
     Inventories:
        Raw materials                                                      378.0            369.9
        Work in process                                                    100.0             87.5
        Finished product                                                 1,807.0          1,707.1
                                                                       ---------        ---------
                                                                         2,285.0          2,164.5

     Sumitomo 1.2% Convertible Note Receivable Due 8/00                    136.1             --
     Prepaid expenses and other current assets                             334.4            354.9
                                                                       ---------        ---------
        TOTAL CURRENT ASSETS                                             5,628.3          4,529.1

Long Term Accounts and Notes Receivable                                    172.8            173.5
Investments in Affiliates, at equity                                       127.4            111.4
Other Assets                                                                75.0             99.5
Goodwill                                                                   636.5            259.0
Deferred Charges                                                           983.4          1,058.3
Properties and Plants,
     less accumulated depreciation - $5,499.2 ($5,394.6 in 1998)         5,512.0          4,358.5
                                                                       ---------        ---------
    TOTAL ASSETS                                                       $13,135.4        $10,589.3
                                                                       =========        =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                          $ 1,310.5        $ 1,131.7
     Compensation and benefits                                             812.0            751.0
     Other current liabilities                                             375.9            351.9
     United States and foreign taxes                                       141.4            252.6
     Notes payable                                                       1,613.8            763.3
     Sumitomo 1.2% Convertible Note Payable Due 8/00                       123.5             --
     Long term debt due within one year                                    157.1             26.0
                                                                       ---------        ---------
        TOTAL CURRENT LIABILITIES                                        4,534.2          3,276.5

Compensation and Benefits                                                2,189.4          1,945.9
Long Term Debt and Capital Leases                                        1,673.3          1,186.5
Other Long Term Liabilities                                                173.0            175.6
Minority Equity in Subsidiaries                                            886.7            259.0
                                                                       ---------        ---------
    TOTAL LIABILITIES                                                    9,456.6          6,843.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                 --               --
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares - 156.3 (155.9 in 1998)
      after deducting 39.4 treasury shares (39.7 in 1998)                  156.3            155.9
Capital Surplus                                                          1,029.0          1,015.9
Retained Earnings                                                        3,537.5          3,477.8
Accumulated Other Comprehensive Income                                  (1,044.0)          (903.8)
                                                                       ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                                           3,678.8          3,745.8
                                                                       ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $13,135.4        $10,589.3
                                                                       =========        =========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited

(In millions)                                                                           Accumulated Other
                                                                                       Comprehensive Income
                                                                               -------------------------------------
                                             Common     Capital     Retained      Foreign       Minimum   Unrealized       Total
                                             Stock      Surplus     Earnings     Currency       Pension   Investment   Shareholders'
                                                                                Translation    Liability    Gains         Equity
                                             ---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 $155.9     $1,015.9    $3,477.8        $(877.6)    $ (26.2)       $ -        $ 3,745.8

   Comprehensive income for 1999:

        Net income                                                     200.3
        Foreign currency translation                                                 (169.4)
        Sale of subsidiaries                                                           15.3
        Minimum pension liability                                                                   6.1
        Unrealized investment gain                                                                             7.8
           (net of tax of $4.8)
           TOTAL COMPREHENSIVE INCOME                                                                                          60.1

   Cash dividends                                                     (140.6)                                                (140.6)

   Common stock issued                          0.4         13.1                                                               13.5
                                             ---------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                $156.3     $1,029.0    $3,537.5      $(1,031.7)    $ (20.1)     $ 7.8        $ 3,678.8
                                             =======================================================================================


The accompanying notes are an integral part of this financial statement.


               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited


(In millions)                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999           1998          1999           1998
                                                  ----           ----          ----           ----
NET INCOME                                       $ 109.1        $ 185.0       $ 200.3        $ 560.8

Other comprehensive income:

   Foreign currency translation adjustment           8.0            8.0        (169.4)         (97.0)
     Less reclassification adjustment for
       recognition of FCTA in net income            15.3           --            15.3           --
       due to the sale of subsidiaries
   Minimum pension liability adjustment              1.3            0.9           6.1           (0.5)
   Unrealized investment gain (loss)               (49.0)          --            12.6           --
     Tax on unrealized investment income            18.6           --            (4.8)          --
                                                 ----------------------       ----------------------
COMPREHENSIVE INCOME                             $ 103.3        $ 193.9       $  60.1        $ 463.3
                                                 ======================       ======================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1999            1998
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                      $  200.3        $  560.8
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation                                                  393.6           351.8
        Discontinued operations                                        --              49.5
        Rationalizations and other actions                            125.7           (19.6)
        Asset sales                                                  (154.8)          (69.9)
    Changes in operating assets and liabilities, net of
     asset acquisitions and dispositions:
        Accounts and notes receivable                                (355.0)         (326.2)
        Inventories                                                   294.7          (376.4)
        Accounts payable-trade                                       (197.8)         (197.3)
        Other assets and liabilities                                  (83.6)         (283.1)
                                                                   --------        --------
                                 Total adjustments                     22.8          (871.2)
                                                                   --------        --------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                     223.1          (310.4)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                         (560.0)         (490.6)
        Asset sales                                                    49.5           488.8
        Asset acquisitions                                           (845.6)         (197.1)
        Other transactions                                            (61.5)          (87.5)
                                                                   --------        --------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                  (1,417.6)         (286.4)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                    1,434.4           543.6
        Short term debt paid                                          (86.8)          (59.8)
        Long term debt incurred                                        23.2           325.6
        Long term debt paid                                           (38.1)         (116.9)
        Common stock issued                                            13.5            36.9
        Common stock acquired                                          --             (85.2)
        Dividends paid                                               (140.6)         (141.2)
                                                                   --------        --------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                   1,205.6           503.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents          (16.7)           (6.5)
                                                                   --------        --------
Net Change in Cash and Cash Equivalents                                (5.6)         (100.3)

Cash and Cash Equivalents at Beginning of the Period                  239.0           258.6
                                                                   --------        --------
Cash and Cash Equivalents at End of the Period                     $  233.4        $  158.3
                                                                   ========        ========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

RATIONALIZATIONS
----------------

     Rationalization charges (credits) were recorded as follows:

         (In millions)               THREE MONTHS ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                    1999            1998           1999            1998
                                    ----            ----           ----            ----
1ST QUARTER
-----------
Termination of tire
   production at Gadsden           $   --          $   --         $   85.5        $   --
Plant downsizing
   and consolidation                   --              --             81.9            --
                                   --------        ------         --------        --------
                                   $   --          $   --         $  167.4        $   --
2ND QUARTER
-----------
1997 program-plant down-
   sizing/consolidation            $   --          $   --         $   (6.5)       $   (7.7)
1997 program-Formula 1                 --              --             --             (22.0)
1996 program                           --              --             (3.1)           --
                                   --------        ------         --------        --------
                                   $   --          $   --         $   (9.6)       $  (29.7)
3RD QUARTER
-----------
Termination of
   tire production                 $   34.8        $   --         $   34.8        $   --
CART/IRL                                6.9            --              6.9            --
North American Tire staffing            4.8            --              4.8            --
1st qtr 1999-Gadsden                  (33.4)           --            (33.4)           --
1st qtr 1999-plant down-
   sizing/consolidation                (6.8)           --             (6.8)           --
1997 program-plant down-
   sizing/consolidation                 (.2)           --              (.2)           --
                                   --------        ------         --------        --------
                                   $    6.1        $   --         $    6.1        $   --

   RATIONALIZATIONS                $    6.1        $   --         $  163.9        $  (29.7)
                                   ========        ======         ========        ========
   AFTER TAX                       $   15.7        $   --         $  112.0        $  (19.6)
                                   ========        ======         ========        ========
   PER SHARE                       $    .10        $   --         $    .80        $   (.12)
                                   ========        ======         ========        ========


THIRD QUARTER 1999 PROGRAM - Continued competitive conditions in the markets served by the Company resulted in the approval of rationalization plans in the third quarter of 1999. The plans consisted of the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire and the termination of participation in the Championship Auto Racing Teams (CART) and Indy Racing League (IRL) racing series upon completion of the 1999 series in November 1999. Of the $46.5 million of charges recorded ($42.4 million after tax or $.27 per share), $19.2 million related to non-cash writeoffs and $27.3 million related to future cash outflows, primarily for associate severance costs and payments under noncancellable contracts. The remaining balance of these provisions totaled $26.2 million at September 30, 1999.

     The third quarter charges included $20.4 million for the release of approximately 340 associates around the world, including approximately 160 production and supervisory associates at the Latin American facility, 120 managerial, administrative and support associates in North American Tire operations and 60 production and support associates in CART/IRL activities. At September 30, 1999, six North American Tire managerial associates had been released at a cost of $1.2 million. The Company plans to release approximately 334 more associates and had reserved $19.2 million for that cost at September 30, 1999.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)
----------------------------

     Rationalization costs, other than associate-related costs, were recorded in the 1999 third quarter and were incurred through September 30, 1999, as follows:


(In millions)
                                                                       Recorded  Incurred
                                                                       --------  --------
Termination of tire production                                          $19.6     $17.5
Withdrawal of support for CART and IRL                                    6.5       1.6
                                                                        -----     -----
                                                                        $26.1     $19.1

     Costs associated with termination of tire production were primarily for equipment taken out of service. Costs associated with the withdrawal of support for CART and IRL were for the early termination of contracts with various racing teams and for the writeoff of equipment taken out of service. The remaining balance of these provisions totaled $7.0 million at September 30, 1999.

     The Company expects that the major portion of these actions will be completed during 2000.

                               ----------------

     The Company continued to implement its prior rationalization programs. The following discussion reflects the activity and progress of those programs in the third quarter of 1999.

FIRST QUARTER 1999 PROGRAM - A number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the termination of tire production at the Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions totaled $25.4 million at September 30, 1999.

     In the third quarter of 1999, charges recorded in the 1999 first quarter totaling $40.2 million ($26.5 million after tax or $.17 per share) were reversed. The reversals included $33.4 million related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden facility due to higher-than-expected demand in North America and the high cost and time delays associated with installing additional capacity at other plants. The other $6.8 million related to the decision to abandon the planned relocation of certain agricultural tire production to Turkey due to the rationalization opportunities presented by the joint venture with Sumitomo and production difficulties in Turkey following the recent earthquake.

     Under the first quarter 1999 program, the Company recorded a charge of $130.6 million for the release of approximately 4,000 associates around the world. Most of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. Through September 30, 1999, approximately 2,300 associates, including over 1,400 production and support associates in Latin America, over 375 production associates at Gadsden, Alabama and over 390 production associates in Freeport, Illinois were released at a cost of $94.4 million. In connection with the plan for terminating tire production at the Gadsden facility, more than 400 associates have been transferred from Gadsden to other manufacturing facilities, the cost of which was not included in the first quarter program. In the third quarter of 1999, $20.3 million was charged to the reserve for the release of approximately 500 associates, primarily production associates in Latin America. Associate costs totaling $34.4 million, including $18.4 million of pension curtailment costs, were reversed in the third quarter as a result of the previously discussed changes related to Gadsden and Turkey. The Company plans to release approximately 1,000 more associates and had reserved $20.2 million for that cost at September 30, 1999. During October 1999, production at the Logan, Ohio facility was terminated and more than 550 associates were released at a cost of $2.6 million.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)
----------------------------

     Rationalization costs, other than associate-related costs, were recorded in the first quarter program, and were incurred through September 30, 1999, as follows:

(In millions)                                                        Recorded  Incurred
                                                                     --------  --------
Plant downsizing and consolidation                                      $26.7   $ 20.7
Asset sales and other exit costs                                         10.1      5.1
                                                                        -----    -----
                                                                        $36.8    $25.8
                                                                        =====    =====

     Costs associated with downsizing and consolidation activities were primarily for the writeoff of equipment taken out of service and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden facility. Asset sales and other exit costs included a loss on the anticipated sale of a rubber plantation in Asia and additional costs associated with the Company's 1998 exit from the Formula 1 racing series. Through September 30, $25.8 million was charged to the reserve, of which $.5 million was incurred in the 1999 third quarter. Reserves totaling $5.8 million were reversed in the third quarter due to the changes related to Gadsden. The remaining balance of these provisions totaled $5.2 million at September 30, 1999.

     The Company expects the major portion of the first quarter 1999 program to be completed during 1999, with the remaining actions to be completed in 2000.

1997 PROGRAM - During the third quarter, approximately 200 associates, primarily hourly associates in North American operations, were released at a cost of $5.3 million. In addition, reserves related to European operations totaling $.2 million were reversed. The Company plans to release approximately 800 more associates under the 1997 program and had reserved $33.1 million for that cost at September 30, 1999.

     Optimization, downsizing, consolidation and withdrawal costs of the 1997 program, other than associate-related costs, were recorded, and were incurred through September 30, 1999, as follows:

(In millions)

                                                                      Recorded Incurred
                                                                      -------- --------
Withdrawal of support for the Formula 1 racing series                  $ 63.4    $43.2
Plant downsizing and closure activities                                  23.0     13.7
Kelly-Springfield consolidation                                          12.9      1.8
Consolidation of North American distribution facilities                  12.3     11.4
Commercial tire outlet consolidation                                      4.7      4.7
Production realignments                                                   2.8      2.8
                                                                       ------    -----
                                                                       $119.1    $77.6
                                                                       ======    =====

     During the third quarter of 1999, $1.9 million was charged to the reserve. In the second quarter of 1999, reserves totaling $.5 million related to plant downsizing and closure activities were reversed. During 1998, the Company reversed $22 million due to the favorable settlement of Formula 1 obligations and $7.7 million due to a change in the plant downsizing and closure activities ($19.6 million after tax or $.12 per share when taken together). At September 30, 1999, the remaining balance of these provisions totaled $11.3 million.

         The Company expects that the major portion of the 1997 program will be completed during 1999 with the remaining actions to be completed in 2000.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RATIONALIZATIONS (CONTINUED)
----------------------------

1996 PROGRAM - The Company has completed the planned release of associates under the 1996 program. Rationalization costs, other than for associate-related costs, were recorded, and were incurred through September 30, 1999, as follows:

(In millions)
                                                                              Recorded Incurred
                                                                              -------- --------
Discontinuance of PVC production                                                 $10.6  $10.6
Canadian retail store closures                                                     9.0    6.2
International production rationalization                                           8.5    8.5
North American Tire production rationalization                                     7.1    8.1
                                                                                 -----  -----
                                                                                 $35.2  $33.4
                                                                                 =====  =====

     During the third quarter of 1999, $1.1 million was charged to the reserve. In the second quarter of 1999 reserves totaling $1.0 million were adjusted. The remaining balance of these provisions at September 30, 1999 totaled $2.8 million, which is for payments due under noncancellable leases through 2007 related to Canadian retail store closures. Except for the remaining Canadian lease payments, the Company has completed the 1996 program.

BUSINESS SEGMENTS
-----------------

     Effective July 1, 1999 the Company reorganized its Europe Tire strategic business unit (SBU) into the European Union Tire SBU and the Eastern Europe, Africa and Middle East Tire SBU. In the segment information on the following page, prior periods have been restated to reflect this change.

     Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged (credited) to segment EBIT but were attributable to the Company's seven segments as follows:

(In millions)                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                   1999          1998         1999           1998
                                  ------        -----        ------         -------
RATIONALIZATIONS
----------------
North American Tire              $ (21.7)       $    --      $  64.6        $  (7.7)
European Union Tire                 (7.1)            --          (.5)            --
Eastern Europe, Africa
 and Middle East Tire                 .1             --          2.2             --
Latin American Tire                 34.8             --         77.3             --
Asia Tire                             --             --          1.5             --
                                 -------        -------      -------        -------
   TOTAL TIRES                       6.1             --        145.1           (7.7)

Engineered Products                   --             --          8.8             --
Chemical Products                     --             --          3.1             --
                                 -------        -------      -------        -------
   TOTAL SEGMENTS                $   6.1        $    --      $ 157.0        $  (7.7)
                                 =======        =======      =======        =======
OTHER (INCOME) AND EXPENSE
--------------------------
North American Tire              $    --        $ (39.0)     $    --        $ (39.0)
European Union Tire               (149.7)            --       (149.7)            --
Eastern Europe, Africa
 and Middle East Tire                 --             --           --             --
Latin American Tire                   --           (3.6)          --           12.0
Asia Tire                             --           (9.6)          --           (9.6)
                                 -------        -------      -------        -------
   TOTAL TIRES                    (149.7)         (52.2)      (149.7)         (36.6)

Engineered Products                   --            (.6)          --            1.2
Chemical Products                  (17.0)           (.4)       (17.0)         (61.5)
                                 -------        -------      -------        -------
   TOTAL SEGMENTS                $(166.7)       $ (53.2)     $(166.7)       $ (96.9)
                                 =======        =======      =======        =======


               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                              1999            1998            1999            1998
                                            --------        --------        --------        --------
SALES:

  North American Tire                       $1,622.5        $1,603.8        $4,709.4        $4,678.0
  European Union Tire                          661.5           523.7         1,635.8         1,494.7
  Eastern Europe, Africa and                   212.3           222.6           582.8           626.4
     Middle East Tire
  Latin American Tire                          234.7           302.6           694.5           965.1
  Asia Tire                                    150.0           123.8           439.8           358.2
                                            --------        --------        --------        --------
   TOTAL TIRES                               2,881.0         2,776.5         8,062.3         8,122.4

  Engineered Products                          297.9           311.9           935.3           970.5
  Chemical Products                            231.5           236.6           683.1           741.3
                                            --------        --------        --------        --------
   TOTAL SEGMENT SALES                       3,410.4         3,325.0         9,680.7         9,834.2

  Inter-SBU Sales                             (122.4)         (129.2)         (355.7)         (404.5)
  Other                                          0.8            (4.1)            3.7            (6.5)
                                            --------        --------        --------        --------
   NET SALES                                $3,288.8        $3,191.7        $9,328.7        $9,423.2
                                            ========        ========        ========        ========
INCOME:

  North American Tire                       $ (108.6)       $   94.9        $    7.4        $  294.3
  European Union Tire                           42.7            39.8           123.3           147.8
  Eastern Europe, Africa and                    13.1            31.6            34.3            78.5
     Middle East Tire
  Latin American Tire                           12.5            40.1            58.6           154.0
  Asia Tire                                      5.5             1.6            16.9             9.4
                                            --------        --------        --------        --------
   TOTAL TIRES                                 (34.8)          208.0           240.5           684.0

  Engineered Products                            8.9            22.3            60.2            89.9
  Chemical Products                             36.5            34.5            95.4           109.4
                                            --------        --------        --------        --------
   TOTAL SEGMENT INCOME (EBIT)                  10.6           264.8           396.1           883.3

  Rationalizations and other actions           160.6            53.2             2.8           126.6
  Interest expense                             (46.2)          (41.4)         (123.5)         (105.7)
  Foreign currency exchange                      1.3             0.3            34.8            14.8
  Minority interest in net income              (12.1)           (9.7)          (23.1)          (25.6)
     of subsidiaries

  Inter-SBU Income                             (15.2)          (16.4)          (41.4)          (49.2)
  Other                                          5.9            (6.9)          (11.1)          (11.4)
                                            --------        --------        --------        --------
   INCOME FROM CONTINUING OPERATIONS
                  BEFORE INCOME TAXES       $  104.9        $  243.9        $  234.6        $  832.8
                                            ========        ========        ========        ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STRATEGIC ALLIANCE
------------------

     On June 14, 1999, the Company entered into a definitive general agreement and various other agreements with Sumitomo Rubber Industries Ltd. ("Sumitomo") relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for tire manufacturing and sales joint ventures. On September 1, 1999, the global alliance was completed and the joint ventures commenced operations. In addition to the businesses contributed, the Company paid $915.5 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.

     In accordance with the terms of the Alliance Agreements, on September 1, 1999 the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. The Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg are excluded from the joint venture. On September 1, 1999, the Company also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, the Company acquired 100% of the balance of Sumitomo's Dunlop tire distribution and sales operation in the United States and Canada. The Company also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash. The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company.

     The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.22 billion, including the cash payment of $915.5 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. The Company will amortize the $390 million of goodwill recorded on the transaction on a straight-line basis over 40 years. The Company recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.

     The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. Due to the magnitude of the assessment required, the establishment and implementation of these plans will extend over several periods commencing in the fourth quarter of 1999. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STRATEGIC ALLIANCE (CONTINUED)
------------------------------

     The actions contemplated by the Company related to the businesses acquired are expected to result in costs totaling $80 million to $120 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to non-current assets.

     The Consolidated Balance Sheet includes all of the assets and liabilities of the European and North American businesses acquired by the Company. The Consolidated Statement of Income also includes the results of operations of the former Sumitomo operations from September 1, 1999, which are referred to in the table below as "Dunlop".

     The following table presents supplemental pro forma estimated results of operations as if the joint ventures had commenced operations on January 1, 1998. Historical results of the acquired businesses have been adjusted to exclude non-recurring items and to reflect changes in the carrying amounts and depreciable lives of certain fixed assets. The pro forma information also reflects amortization of goodwill recorded by the Company and interest expense at 6% associated with the debt incurred to finance the Company's cash payment of $915.5 million to Sumitomo and its affiliates.

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
(In millions, except per share)               SEPT. 30,                        SEPT. 30,
                                        1999            1998             1999             1998
NET SALES
---------
Goodyear                             $  3,064.4      $  3,191.7       $  9,104.3       $  9,423.2
Dunlop                                    608.2           636.0          1,802.2          1,815.1
                                     ----------      ----------       ----------       ----------
                                     $  3,672.6      $  3,827.7       $ 10,906.5       $ 11,238.3
                                     ==========      ==========       ==========       ==========
NET INCOME
----------
Goodyear                             $     80.3      $    176.5       $    154.5       $    535.3
Dunlop                                     16.5            11.8             48.5             42.1
                                     ----------      ----------       ----------       ----------
                                     $     96.8      $    188.3       $    203.0       $    577.4
                                     ==========      ==========       ==========       ==========
NET INCOME PER SHARE - BASIC
----------------------------
Goodyear                             $      .51      $     1.12       $      .99       $     3.41
Dunlop                                      .11             .08              .31              .27
                                     ----------      ----------       ----------       ----------
                                     $      .62      $     1.20       $     1.30       $     3.68
                                     ==========      ==========       ==========       ==========
NET INCOME PER SHARE - DILUTED
------------------------------
Goodyear                             $      .50      $     1.11       $      .97       $     3.37
Dunlop                                      .11             .08              .31              .27
                                     ----------      ----------       ----------       ----------
                                     $      .61      $     1.19       $     1.28       $     3.64
                                     ==========      ==========       ==========       ==========


NONCASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------

     The Consolidated Statement of Cash Flows is presented net of the following transactions:

     In connection with the Company's strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (equivalent to $123.5 million at September 30, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (also equivalent to $123.5 million at September 30, 1999). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. The Company and Sumitomo have agreed not to redeem their respective Notes, and to convert the Notes, if the joint ventures are operating on July 1, 2000.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
------------------------------------------------------

     On September 1, 1999, the Company completed its global alliance with Sumitomo. The Company's acquisition cost included the approximately $307 million fair value of 25% of its businesses contributed to the European joint venture. The Company also assumed debt totaling $165 million in Dunlop's European and North American businesses.

     In the third quarter of 1999, a tire manufacturing subsidiary recorded fixed assets totaling $43.4 million acquired under a capital lease. In the third quarter of 1998, the Company acquired a majority ownership interest in an Indian tire manufacturer and assumed $103 million of debt.

INVESTMENTS
-----------

     Reflecting the completion of the strategic alliance with Sumitomo and the planned conversion into equity of the previously mentioned Convertible Notes, the Company has classified its investment in the Sumitomo 1.2% Convertible Note ("the Note") as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Note as an equity instrument was $136.1 million at September 30, 1999. Changes in the fair value of the Note are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At September 30, 1999 the gross unrealized holding gain on the Note totaled $28.1 million ($17.5 million after tax). The Company's 1.2% Convertible Note has been designated as a hedge of the exchange exposure of the Sumitomo Note, and the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The fair value of the Company's Note as a debt instrument was $119.0 million at September 30, 1999.

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

         The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

                           THREE MONTHS ENDED          NINE MONTHS ENDED
                              SEPTEMBER 30,               SEPTEMBER 30,
                           1999          1998          1999          1998
                         -------       -------       -------       -------
NET SALES:
         Asia Tire       $ 150.0       $ 123.8       $ 439.8       $ 358.2
         SPT               158.7         147.0         489.8         470.6
                         -------       -------       -------       -------
                         $ 308.7       $ 270.8       $ 929.6       $ 828.8
                         =======       =======       =======       =======
EBIT:
         Asia Tire       $   5.5       $   1.6       $  16.9       $   9.4
         SPT                 7.8          12.1          27.0          35.1
                         -------       -------       -------       -------
                         $  13.3       $  13.7       $  43.9       $  44.5
                         =======       =======       =======       =======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

OTHER (INCOME) AND EXPENSE
--------------------------

     Other (Income) and Expense in 1999 included a third quarter gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in the 1999 third quarter from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals. The third quarter of 1998 included gains on dispositions of real estate totaling $53.2 million ($32.0 million after tax or $.20 per share). The second quarter of 1998 included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin American Tires and Engineered Products in Latin America. The first quarter of 1998 included a gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Company's Calhoun, Georgia latex processing facility.

DISCONTINUED OPERATIONS
-----------------------

     On March 21, 1998 the Company reached an agreement to sell, and on July 30, 1998 the Company completed the sale of, substantially all of the assets and liabilities of its oil transportation business to Plains All American Inc., a subsidiary of Plains Resources Inc. Proceeds from the sale were $422.3 million, which included distributions to the Company of $25.1 million prior to closing. The principal asset of the oil transportation business was the All American Pipeline System, consisting of a 1,225 mile heated crude oil pipeline system extending from Las Flores and Gaviota, California, to McCamey, Texas, a crude oil gathering system located in California's San Joaquin Valley and related terminal and storage facilities.

     The transaction was accounted for as a sale of discontinued operations. Operating results and the loss on sale of discontinued operations follow:

(In millions, except per share)                     NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998
                                                   ------------------
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
                                                         ======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PER SHARE OF COMMON STOCK
-------------------------

     Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:


                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                    SEPTEMBER 30,                  SEPTEMBER 30,
                               1999            1998            1999            1998
                               ----            ----            ----            ----
Stock options                 917,564       1,142,429         951,509       1,654,882
Performance units                --           252,273         130,973         252,240
1.2% Convertible Note       2,281,115            --         1,774,201            --
                            ---------       ---------       ---------       ---------
                            3,198,679       1,394,702       2,856,683       1,907,122
                            =========       =========       =========       =========


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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

                       (All per share amounts are diluted)

     Sales in the third quarter of 1999 were $3.29 billion, increasing 3.0% from $3.19 billion in the 1998 quarter. Net income of $109.1 million, or $.69 per share, decreased 41.0% from $185.0 million or $1.17 per share in the 1998 period.

     In the nine months, sales of $9.33 billion decreased 1.0% from $9.42 billion in 1998. Net income was $200.3 million or $1.26 per share, compared to $560.8 million or $3.53 per share in 1998.

     Worldwide tire unit sales in the third quarter were almost 4 million units, or 8.1%, higher than in 1998. The increase reflects the Company's strategic alliance with Sumitomo Rubber Industries Ltd. (Sumitomo), which commenced operations on September 1, 1999, as well as strong performances in Europe and Asia. North American volume increased more than 1 million units, however performance was limited by severe capacity constraints in several product lines. Total North American (United States and Canada) volume increased 4.2% in the quarter while international unit sales increased 13.2%. Worldwide replacement unit sales increased 5.7% from the 1998 quarter, while worldwide original equipment (OE) unit sales rose 15.3%. Both the OE and replacement markets benefited from increased volume in North America, Europe and Asia. Significant decreases in OE and replacement units were experienced in Latin American markets. In the nine months, unit sales increased 5.3 million units, or 3.8%, from the 1998 period, with North American units 3.2% higher and international units up 4.5%. Worldwide replacement unit sales rose 4.0% in the first nine months of 1999, while original equipment volume increased 3.3%.

     Revenues increased in the quarter due primarily to higher tire unit sales. The Dunlop businesses acquired from Sumitomo contributed more than $200 million to third quarter sales. Revenues decreased in the nine months despite higher unit sales, due primarily to the adverse effect of currency translations on international results. The Company estimates that versus 1998, currency movements adversely affected revenues in 1999 by approximately $70 million in the third quarter and $275 million in the nine months. In addition, revenues in both 1999 periods were adversely affected by continued worldwide competitive pricing pressures, weak economic conditions in Latin America and lower unit sales of engineered products.

     The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                              Three Months Ended                 Nine Months Ended
                                 September 30,                      September 30,
                           1999                1998           1999                1998
                           ----                ----           ----                ----
         CGS               84.1%               77.4%          80.7%               76.3%
         SAG               15.7                14.8           15.4                14.7

     Cost of goods sold increased in dollars and as a percent to sales in 1999 third quarter due primarily to increased production costs associated with higher unit volumes, increased distribution costs, higher research and development costs and a change in mix to lower margin tires. In addition, the Company incurred operating charges for inventory write-offs and adjustments. These charges relate primarily to inventory write-offs resulting from the realignment of North American tire brand positioning and replacement market distribution strategies and the termination of participation in CART and IRL racing. In the 1999 nine months, CGS was also adversely impacted by higher unit costs associated with lower production levels in first six months of 1999 resulting from the Company's programs to realign capacity and reduce inventories.

     SAG increased in both 1999 periods in dollars and as a percent to sales due to higher SAG levels at the Dunlop businesses acquired on September 1, 1999, and due to lower revenues in the first half of 1999.

     The Dunlop businesses acquired from Sumitomo contributed more than $18 million in EBIT (net sales less cost of goods sold and selling, administrative and general expense) in the third quarter of 1999. EBIT was adversely affected by the effect of currency movements versus 1998. The Company estimates the impact of currency fluctuations on EBIT to be approximately $12 million in the third quarter and $50 million in the nine months.

     The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and EBIT in future periods. Reported sales and EBIT in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. Similarly, the continuing economic downturn in Latin America is expected to adversely affect the Company's sales and operating income in future periods.

     Rationalization plans approved in the third quarter of 1999 resulted in third quarter charges totaling $46.5 million ($42.4 million after tax or $.27 per share). In addition, credits of $40.4 million ($26.7 million after tax or $.17 per share) were recorded in the 1999 third quarter due to the reversal of certain rationalization charges recorded in the first quarter of 1999. The 1999 first quarter charges totaled $167.4 million ($116.0 million after tax or $.74 per share). The second quarter of 1999 included credits of $9.6 million ($6.0 million after tax or $.04 per share), and the second quarter of 1998 included credits of $29.7 million ($19.6 million after tax or $.12 per share). For additional information concerning the Company's rationalization programs, see "Rationalizations" below.

     Interest expense rose in 1999 due primarily to higher debt levels incurred to fund acquisitions and increased working capital requirements. Higher interest rates were also experienced. Interest expense in future periods is expected to be significantly higher than in the third quarter of 1999, due to increased debt levels resulting from the strategic alliance with Sumitomo and higher interest rates.

     Other (Income) and Expense in the third quarter of 1999 included a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in the 1999 third quarter from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals. The third quarter of 1998 included gains on dispositions of real estate totaling $53.2 million ($32.0 million after tax or $.20 per share). The second quarter of 1998 included a charge of $17.4 million ($11.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin American Tires and Engineered Products in Latin America. The first quarter of 1998 included a gain of $61.1 million ($37.9 million after tax or $.24 per share) on the sale of the Company's Calhoun, Georgia latex processing facility.

     Foreign currency exchange gains increased pretax income in the nine months due primarily to the impact of currency movements on U.S. dollar denominated monetary items in Brazil.

     The effective rate of U.S. and foreign taxes on income benefited from the nontaxable character of the gain resulting from the change in control of 25% of Goodyear's businesses contributed to the European joint venture with Sumitomo.

RATIONALIZATIONS
----------------

THIRD QUARTER 1999 PROGRAM - Continued competitive conditions in the markets served by the Company resulted in the approval of a number of rationalization plans in the third quarter of 1999. The actions consisted of the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire and the termination of participation in the Championship Auto Racing Teams (CART) and Indy Racing League (IRL) racing series at the end of the season in November 1999. Of the $46.5 million of charges recorded

($42.4 million after tax or $.27 per share), $19.2 million related to non-cash writeoffs and $27.3 million related to future cash outflows, primarily for associate severance costs and payments under noncancellable contracts. The remaining balance of these provisions totaled $26.2 million at September 30, 1999.

     The third quarter charges included $20.4 million for the release of approximately 340 associates around the world, including approximately 160 production and supervisory associates at the Latin American facility, 120 managerial, administrative and support associates in North American Tire operations and 60 production and support associates in CART/IRL activities. At September 30, 1999, six North American Tire managerial associates had been released at a cost of $1.2 million. The Company plans to release approximately 334 more associates and had reserved $19.2 million for that cost at September 30, 1999.

     Rationalization costs, other than associate-related costs, of $26.1 million were recorded in the 1999 third quarter, of which $19.1 million were incurred during the third quarter of 1999. Costs associated with termination of tire production totaled $19.6 million and are primarily for equipment taken out of service. Costs associated with the withdrawal of support for CART and IRL totaled $6.5 million and are for the early termination of contracts with various racing teams. The remaining balance of these provisions totaled $7.0 million at September 30, 1999.

     The Company expects that the major portion of these actions will be completed during 2000. Annual pretax savings of approximately $35 million are expected when the planned actions have been fully implemented.

PRIOR RATIONALIZATION PROGRAMS
------------------------------

     During 1999, the Company continued to implement its prior rationalization programs. The following discussion reflects the activity and progress of those programs in the third quarter of 1999.

FIRST QUARTER 1999 PROGRAM - A number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the termination of tire production at the Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe, South Africa and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The remaining balance of these provisions totaled $25.4 million at September 30, 1999.

     In the third quarter of 1999, charges recorded in the 1999 first quarter totaling $40.2 million ($26.5 million after tax or $.17 per share) were reversed and credited to the Rationalizations line on the Consolidated Statement of Income. The reversals included $33.4 million related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden facility due to higher-than-expected demand in North America and the high cost and time delays associated with installing additional capacity at other plants. The other $6.8 million related to the decision to abandon the planned relocation of certain agricultural tire production to Turkey due to the rationalization opportunities presented by the joint venture with Sumitomo and production difficulties in Turkey following the recent earthquake.

     Under the first quarter 1999 program, the Company recorded a charge of $130.6 million for the release of approximately 4,000 associates around the world. Most of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. Through September 30, 1999, approximately 2,300 associates, including over 1,400 production and support associates in Latin America, over 375 production associates at the Gadsden, Alabama tire plant and over 390 production associates at the Freeport, Illinois tire plant were released at a cost of $94.4 million. In connection with the plan for terminating tire production at the Gadsden facility, more than 400 Gadsden plant associates have been transferred to other manufacturing facilities, the cost of which was not included in the first quarter program. In the third quarter of 1999, $20.3 million was charged to the reserve for the release of approximately 500 associates, primarily production associates in Latin America. Associate costs totaling $34.4 million, including $18.4 million of pension curtailment costs, were reversed in the third quarter as a result of the previously discussed changes related to the plants in Gadsden and Turkey. The Company plans to release approximately 1,000 more associates and had reserved $20.2 million for that cost at September 30, 1999. During October 1999, production at the Logan, Ohio facility was terminated and more than 550 associates were released at a cost of $2.6 million.

     Rationalization costs, other than associate-related costs, of $36.8 million were recorded, of which $.5 million were incurred during the third quarter of 1999. The costs were primarily associated with the writeoff of equipment taken out of service and obligations under noncancellable contracts, primarily utility contracts, both at the Gadsden facility, the loss on the anticipated sale of a rubber plantation in Asia and additional costs associated with the Company's 1998 exit from the Formula 1 racing series. Through September 30, $25.8 million was charged to the reserve. Reserves totaling $5.8 million were reversed in the third quarter, as utility termination reserves will not be required due to the resumption of production at the Gadsden facility. The remaining balance of these provisions totaled $5.2 million at September 30, 1999.

     The Company expects that the major portion of the remaining actions will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $140 million are expected when the planned actions have been fully implemented.

1997 PROGRAM - During the third quarter, approximately 200 associates, primarily hourly associates in North American operations, were released at a cost of $5.3 million. In addition, reserves related to European operations totaling $.2 million were reversed. The Company plans to release approximately 800 more associates under the 1997 program and had reserved $33.1 million for that cost at September 30, 1999.

     Rationalization costs, other than associate-related costs, totaling $1.9 million were incurred during the third quarter of 1999. The remaining balance of these provisions totaled $11.3 million at September 30, 1999.

     The Company expects that the major portion of the 1997 program will be completed during 1999 with the balance to be completed in 2000. Annual pretax savings of approximately $200 million are expected when the planned actions have been fully implemented.

1996 PROGRAM - The Company has completed the planned release of associates under the 1996 program. During the third quarter of 1999, $1.1 million was charged to the reserve for other than associate related costs. In the second quarter of 1999, reserves totaling $1.0 million were adjusted. The remaining balance of these provisions at September 30, 1999 totaled $2.8 million, which is for payments due under noncancellable leases through 2007 related to Canadian retail store closures. With the exception of the Canadian lease payments, the Company has completed the 1996 program.

     For further information, refer to the note to the financial statements captioned "Rationalizations".

DISCONTINUED OPERATIONS
-----------------------

     On March 21, 1998 the Company reached an agreement to sell, and on July 30, 1998 the Company completed the sale of, substantially all of the assets and liabilities of its oil transportation business. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share. For further information, refer to the note to the financial statements captioned "Discontinued Operations".

STRATEGIC ALLIANCE
------------------

     On June 14, 1999, the Company entered into a definitive general agreement and various other agreements with Sumitomo Rubber Industries Ltd. ("Sumitomo") relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for tire manufacturing and sales joint ventures. On September 1, 1999, the global alliance was completed and the joint ventures commenced operations. In addition to the businesses contributed, the Company paid $915.5 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt. Certain adjustments may be made to the cash payment based on the amounts of cash, debt, accounts receivable, inventory and trade payables contributed by Sumitomo and the Company to the joint venture.

     In accordance with the terms of the Alliance Agreements, the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. The Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg are excluded from the joint venture.

     On September 1, 1999, the Company also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, the Company acquired 100% of the balance of Sumitomo's Dunlop tire distribution and sales operation in the United States and Canada. The Company also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash.

     The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company.

     The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.22 billion, including the cash payment of $915.5 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. The Company will amortize the approximately $390 million of goodwill recorded on the transaction on a straight-line basis over 40 years.

     The Company recognized the previously mentioned gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of its businesses contributed to the European tire company. The Consolidated Statement of Income also includes the results of operations of the former Sumitomo operations from September 1, 1999. The Consolidated Balance Sheet at September 30, 1999 includes all of the assets and liabilities of the European and North American businesses acquired by the Company.

     The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. Due to the magnitude of the assessment required, the establishment and implementation of these plans will extend over several periods commencing in the fourth quarter of 1999. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost.

     The actions contemplated by the Company related to the businesses acquired are expected to result in costs totaling $80 million to $120 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to non-current assets. Because of these actions and other initiatives, the Company anticipates that it will be able to realize synergies that will, by the end of the third year of combined operations, yield annual cost savings aggregating $300 to $360 million. The synergies are expected to be derived from the rationalization of manufacturing, the integration of distribution facilities and staffing and the benefits of combined purchasing activities.

     In addition to the above mentioned actions, the Company anticipates that it will take certain other actions in respect of its European Union Tire and North American Tire operations made possible by the strategic alliance with Sumitomo that will result in fourth quarter rationalization charges of up to $45 million.

     For further information, refer to the note to the financial statements, Strategic Alliance.

YEAR 2000
---------

     The Company has inventoried and assessed all date sensitive technical infrastructure and information and transaction processing computer systems ("I/T Systems"). The Company has also inventoried and assessed its manufacturing and other operating systems that may be date sensitive ("Process Systems"), including those that use embedded technology such as micro-controllers and micro-processors. The Company has also determined the actions required to make its I/T Systems and Process Systems Year 2000 compliant.

     The Company monitors its Year 2000 compliance efforts with respect to I/T Systems and Process Systems in three phases: (1) the identification and inventory of date sensitive transactions, processes and systems (the "Inventory Phase"), (2) the determination of repairs and replacements required, if any, through testing, analysis and design (the "Analysis Phase"), and (3) the repair or acquisition, installation and testing of Year 2000 compliant systems (the "Remediation Phase"). The following table indicates the Company's progress in its Year 2000 compliance program. This information includes the manufacturing and distribution operations acquired by the Company on September 1, 1999 from Sumitomo ("the Dunlop Facilities").

     Estimated Percentage of Year 2000 Compliance Activity Completed:
     ----------------------------------------------------------------

                                Inventory Phase             Analysis Phase                Remediation Phase
                                ---------------             --------------                -----------------
                            Percentage Completed at     Percentage Completed at        Percentage Completed at
                             9/30/99   12/31/98         9/30/99       12/31/98      9/30/99  6/30/99  12/31/98
                             -------   --------         -------       --------      -------  -------  --------

I/T Systems                    100%       100%            100%          100%          97%        92%     74%

Process Systems                100%       100%            100%           95%          96%        92%     66%

     The I/T Systems and Process Systems that were not compliant as of September 30, 1999 are scheduled to be remediated and determined to be Year 2000 compliant prior to December 31, 1999.

     The cost of modifying the Company's existing I/T Systems in order to achieve Year 2000 compliance is estimated to be $81 million to $89 million. Approximately $79 million has been expended to modify existing I/T Systems through September 30, 1999, including approximately $5 million expended during the third quarter of 1999. The remaining $2 million to $10 million will be spent during the balance of 1999. All of the costs of repairing such existing I/T Systems have been or will be expensed in the period incurred. The cost of new hardware has been and will be capitalized.

     In addition, for several years the Company has been designing, acquiring, and installing various business transactions processing I/T Systems, which in each case provide significant new functionality and, in some instances, replace non-compliant I/T Systems with Year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it is not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate Year 2000 compliance. The Company estimates that prior to January 1, 2000 it will have spent approximately $230 million to $245 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects in process since 1996. Approximately $219 million has been expended on these projects through September 30, 1999, including approximately $24 million during the third quarter of 1999. The Company anticipates that costs incurred in respect of these projects will be approximately $11 million to $26 million during the balance of 1999. Through September 30, 1999, approximately $41 million of these costs have been expensed and $178 million of these costs have been capitalized. Substantially all of the remaining consulting, software and hardware costs for these I/T Systems enhancement projects will be capitalized.

     The Company is modifying or replacing and testing its Process Systems at an anticipated cost of between $34 million and $42 million, substantially all of which is for the acquisition of replacement systems. The cost of Process Systems has been and will be capitalized. Through September 30, 1999, the cost of Process Systems installed by the Company has totaled $33 million, of which $6 million was incurred during the third quarter of 1999.

     Accordingly, the Company's Year 2000 compliance costs (including the cost of all I/T Systems enhancement projects) are expected to total approximately $340 million to $370 million. Through September 30, 1999, Year 2000 compliance costs have totaled $330 million, of which $35 million was incurred during the third quarter of 1999. All Year 2000 costs have been and will be funded from operations.

     For 1999, costs for repairing existing I/T Systems for Year 2000 compliance is expected to be approximately 10% of the Company's budget for information technology. The total cost of repairing existing I/T Systems and of the I/T Systems enhancement projects is expected to represent 30% of the Company's information technology budget during 1999.

     The Company surveyed its significant suppliers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Based on responses to its survey and other communications, the Company has assessed the Year 2000 readiness of all of its significant suppliers. Supplier assessments in respect of the Dunlop Facilities acquired from Sumitomo on September 1, 1999 in connection with the formation of the strategic alliance were 96% complete as of September 30, 1999 and have been completed. If, contrary to the Company's expectations based on its supplier assessment results, significant trading partners fail to adequately address Year 2000 issues, such failures could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of revenues and profits that might be lost or costs that could be incurred by the Company.

     The Company is preparing contingency plans for its critical operational areas, which plans include identification of critical processes, risk assessment and response techniques in the event of a system failure. Planned responses to system failures include emergency response teams designed to produce prompt corrective action, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and the stock piling of raw materials and finished goods in those instances where a risk of a supply failure is suspected. The Company will also have a communications and monitoring center operational from December 31, 1999 to January 3, 2000 (and beyond, if necessary). The Company's contingency plans were 95% complete at September 30, 1999 and were completed for all significant locations prior to October 31, 1999, except that the contingency plans for the operational Dunlop Facilities were 98% complete as of September 30, 1999 and were completed prior to October 31, 1999. In certain cases, especially global infrastructure failures, there may be no practical alternative course of action available to the Company that will permit resumption of an interrupted business activity.

     While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario", significantly limit its ability to manufacture and distribute certain of its products for an undeterminable period of time, which is most likely to arise in the event of the failure of one or more significant suppliers or essential components of the global infrastructure, such as power sources. The Company is not able to estimate its lost revenues, lost profits and costs incurred in the event of the occurrence of the "most reasonably likely worst case scenario". If the Company's systems are not Year 2000 compliant in a timely manner, the Company may also incur liability for breach of contract or other harm. It is not possible at this time to estimate either the risk of incurring any such liability or the nature or amount of any such liability.

     The foregoing discussion regarding Year 2000 is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 complications.

NEW ACCOUNTING STANDARDS
------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133 are effective for fiscal years beginning after June 15, 2000, and are effective for interim periods in the initial year of adoption. At the present time the Company has not yet determined the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION
-------------------

     Effective July 1, 1999 the Company reorganized its Europe Tire segment into two segments, the European Union Tire business and the Eastern Europe, Africa and Middle East Tire business. This was done to reflect the way the business would be managed given the anticipated addition of the Dunlop Facilities and related businesses, which was completed on September 1, 1999. Segment information for prior periods has been restated to reflect this change.

     Segment EBIT was $10.6 million in the third quarter of 1999, decreasing 96.0% from $264.8 million in the 1998 quarter. Segment operating margin in the third quarter of 1999 was .3%, compared to 8.0% in the 1998 period.

     In the nine months, segment EBIT was $396.1 million, decreasing 55.2% from $883.3 million in the 1998 period. Segment operating margin in the nine months was 4.1%, compared to 9.0% in the 1998 period.

     Segment EBIT does not include the previously discussed rationalizations and certain items reported in other income and expense. For further information, refer to the note to the financial statements captioned "Business Segments".

NORTH AMERICAN TIRE
-------------------

     North American Tire segment sales in the third quarter of 1999 were $1.62 billion, increasing 1.2% from $1.60 billion in the 1998 quarter. In the nine months, sales of $4.71 billion increased .7% from $4.68 billion in 1998.

     Unit sales in the 1999 third quarter increased 4.2% from the 1998 period, with replacement unit sales .6% higher and original equipment volume up 13.1%. Unit sales in the nine months increased 3.2% from the 1998 period, with replacement unit sales 1.3% higher and original equipment volume up 7.1%.

     Revenues increased in the quarter and nine months due primarily to higher tire unit sales resulting from the acquisition of the Dunlop Facilities and related businesses in the United States and Canada. Revenues in both periods were adversely impacted by competitive pricing pressures, a less favorable mix and the impact of currency translation on Canadian results. The Company also experienced unanticipated product shortages of certain tire lines and sizes, which is expected to continue into the fourth quarter of 1999. Revenues in future periods are likely to be adversely affected by competitive pricing pressures.

     The North America Tire segment incurred an EBIT loss of $108.6 million in the third quarter of 1999, compared to income of $94.9 million in the 1998 quarter. Operating margin was (6.7)%, compared to 5.9% in the 1998 quarter.

     In the nine months, EBIT in North America was $7.4 million, decreasing 97.5% from the $294.3 million recorded in the 1998 period. Operating margin was
 .2%, compared to 6.3% in 1998.

     EBIT was lower in the third quarter due primarily to increased production costs associated with higher unit volumes and shifts in mix to lower margin tires, increased distribution costs and higher research and development costs. Third quarter EBIT also included charges for inventory write-offs and adjustments resulting primarily from the realignment of brand positioning and replacement market distribution strategies occasioned by the addition of the Dunlop brand on September 1, 1999 and from the Company's exit from CART and IRL racing and higher SAG. EBIT in the nine months was also affected by a change in mix to lower priced tires, increased costs to realign capacity and reduce inventories, competitive pricing conditions and second quarter nonrecurring costs related to operational changes at the Company's Danville tire plant. EBIT was favorably affected in both 1999 periods by the September 1, 1999 acquisition of the Dunlop facilities and related businesses in the United States and Canada from Sumitomo.

     EBIT in 1999 did not include first quarter rationalization charges totaling $95.5 million and credits resulting from the reversal of certain rationalization reserves totaling $9.2 million in the second quarter and $21.7 million in the third quarter. EBIT in 1998 did not include $7.7 million of credits in the second quarter resulting from rationalization reversals and third quarter gains on asset sales totaling $39.0 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Canadian dollar. Revenues and EBIT in the North American Tire segment may be affected in future periods by the effects of currency translation on Canadian results.

EUROPEAN UNION TIRE
-------------------

     European Union Tire segment sales in the third quarter of 1999 were $661.5 million, increasing 26.3% from $523.7 million in the 1998 period. In the nine months, sales of $1.64 billion increased 9.4% from $1.49 billion in 1998.

     Unit sales in the 1999 quarter increased 29.8% from the 1998 period, with replacement unit sales 27.4% higher and original equipment volume up 36.9%. Unit sales in the nine months increased 12.9% from the 1998 period, with replacement unit sales 16.5% higher and original equipment volume up 4.3%.

     Revenues increased in the quarter due primarily to higher tire unit sales resulting from the acquisition of certain of Sumitomo's Dunlop tire manufacturing and distribution operations in Europe. Revenues were adversely impacted by the effects of currency translation and competitive pricing pressures. Revenues in future periods may be adversely affected by competitive pricing pressures.

     European Union Tire segment EBIT was $42.7 million in the third quarter of 1999, increasing 7.3% from $39.8 million in the 1998 quarter. Operating margin was 6.5%, compared to 7.6% in the 1998 quarter.

     In the nine months, EBIT in the European Union was $123.3 million, decreasing 16.6% from $147.8 million in 1998. Operating margin was 7.5%, compared to 9.9% in 1998.

     EBIT increased in the quarter due primarily to higher tire unit sales resulting from the acquisition of the Dunlop businesses. EBIT decreased in the nine months due primarily to increased costs resulting from ongoing programs to align production with inventory, the effects of currency translations and higher SAG.

     EBIT in 1999 did not include first quarter rationalization charges totaling $6.7 million and credits totaling $7.1 million in the third quarter resulting from the reversal of certain rationalization reserves. A third quarter gain totaling $149.7 million resulting from the change in control of 25% of the

Company's businesses contributed to the European joint venture was not included in EBIT.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other Western European currencies. Revenues and EBIT in the European Union segment may be affected in future periods by the effects of currency translations.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE
-------------------------------------------

     Eastern Europe, Africa and Middle East Tire segment ("Eastern Europe") sales in the third quarter of 1999 were $212.3 million, decreasing 4.6% from $222.6 million in the 1998 period. In the nine months, sales of $582.8 million decreased 7.0% from the $626.4 million recorded in the 1998 period.

     Unit sales in the 1999 quarter increased 6.7% from the 1998 period, with replacement unit sales 3.3% higher and original equipment volume up 26.0%. Unit sales in the nine months increased 7.4% from the 1998 period, with replacement unit sales 9.2% higher and original equipment volume up .6%.

     Revenues decreased in the quarter and nine months despite higher tire unit sales, due primarily to the effects of currency translation, competitive pricing conditions and adverse economic conditions in South Africa and Turkey. Revenues were favorably impacted in the nine months by the acquisition of a majority interest in tire manufacturing operations in Slovenia. Revenues in future periods may be adversely affected by competitive pricing pressures and economic conditions in the markets served by the Eastern Europe segment.

     EBIT in the Eastern Europe Tire segment was $13.1 million in the third quarter of 1999, decreasing 58.5% from $31.6 million in the 1998 quarter. Operating margin was 6.2%, compared to 14.2% in the 1998 quarter.

     In the nine months, EBIT in Eastern Europe was $34.3 million, decreasing 56.3% from $78.5 million in 1998. Operating margin was 5.9%, compared to 12.5% in 1998.

     EBIT was lower in the quarter and nine months due primarily to lower revenues, increased costs resulting from lower production levels associated with programs to realign capacity and reduce inventories, the impact of the recent earthquake on the Turkish economy and adverse economic conditions in Eastern Europe and South Africa.

     EBIT in 1999 did not include first quarter rationalization charges totaling $2.1 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the various Eastern European currencies. Revenues and EBIT in the Eastern Europe Tire segment are likely to be adversely affected in future periods by the effects of currency translations if the dollar, as expected, strengthens against the currencies in the region.

LATIN AMERICAN TIRE
-------------------

     Latin American Tire segment sales in the third quarter of 1999 were $234.7 million, decreasing 22.4% from $302.6 million in the 1998 period. In the nine months, sales of $694.5 million decreased 28.0% from $965.1 million in 1998.

     Unit sales in the 1999 quarter decreased 10.0% from the 1998 period, with replacement unit sales 2.7% lower and original equipment volume down 30.6%. Unit sales in the nine months decreased 16.2% from the 1998 period, with replacement unit sales 8.2% lower and original equipment volume down 37.8%.

     Revenues in the quarter and nine months decreased due primarily to lower tire unit sales resulting from significantly reduced levels of vehicle production, a significant economic downturn in most of the region, competitive pricing pressures and the effects of currency translations.

     EBIT in the Latin American Tire segment was $12.5 million in the third quarter of 1999, decreasing 68.8% from $40.1 million in the 1998 quarter. Operating margin was 5.3%, compared to 13.3% in 1998.

     In the nine months, EBIT in Latin America was $58.6 million, decreasing 61.9% from $154.0 million in 1998. Operating margin was 8.4%, compared to 16.0% in 1998.

     EBIT was lower in the quarter and nine months due to lower revenues and increased costs resulting from significantly lower demand from original equipment manufacturers and in the replacement market due to adverse economic conditions and from increased unit costs due to lower levels of capacity utilization necessary to align production with demand and reduce inventory.

     EBIT in 1999 did not include first quarter rationalization charges totaling $42.5 million and third quarter rationalization charges totaling $34.8 million. EBIT in 1998 did not include a second quarter charge for a lawsuit settlement totaling $15.6 million and third quarter gains on asset sales totaling $3.6 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in the Latin American Tire segment in future periods may be adversely affected by the effects of currency translations. In addition, the expected continuing unfavorable economic conditions and competitive pricing pressures in the region are expected to adversely affect future revenues and EBIT.

ASIA TIRE
---------

     Asia Tire segment sales in the third quarter of 1999 were $150.0 million, increasing 21.2% from $123.8 million in the 1998 period. In the nine months, sales of $439.8 million increased 22.8% from $358.2 million in 1998.

     Unit sales in the 1999 quarter increased 12.7% from the 1998 period, with replacement unit sales 3.7% higher and original equipment volume up 75.6%. Unit sales in the nine months increased 14.6% from the 1998 period, with replacement unit sales 5.4% higher and original equipment volume up 82.6%.

     Revenues in the quarter and nine months increased due primarily to higher tire unit sales, the favorable impact of currency translations and improving economic conditions in the region.

     EBIT in the Asia Tire segment was $5.5 million in the third quarter of 1999, increasing from $1.6 million in the 1998 quarter. Operating margin was 3.7%, compared to 1.3% in 1998.

     In the nine months, EBIT in Asia was $16.9 million, increasing 79.8% from $9.4 million in 1998. Operating margin was 3.8%, compared to 2.6% in 1998.

     EBIT increased in the quarter and nine months due primarily to higher revenues, but was adversely impacted by a charge of $5.2 million to write off obsolete equipment in India.

     EBIT in 1999 did not include first quarter rationalization charges totaling $1.5 million. EBIT in 1998 did not include third quarter gains on asset sales totaling $9.6 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Asian currencies. Revenues and EBIT in the Asia Tire segment in future periods may be affected by the effects of currency translations. In addition, changing economic conditions in the region may adversely affect future revenues and EBIT. Revenues and EBIT in future periods may be adversely affected by competitive pricing pressures.

     Sales and EBIT of the Asia Tire segment reflect the results of the Company's majority-owned tire businesses in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results and are reflected in the Company's Consolidated Statement of Income using the equity method.

     The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and operating income of SPT:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
(In millions)                        SEPTEMBER 30,             SEPTEMBER 30,
                                     1999    1998              1999     1998
                                     ----    ----              ----     ----
NET SALES:
         Asia Tire                  $150.0  $123.8            $439.8   $358.2
         SPT                         158.7   147.0             489.8    470.6
                                    ------  ------            ------   ------
                                    $308.7  $270.8            $929.6   $828.8
                                    ======  ======            ======   ======

EBIT:
         Asia Tire                  $  5.5  $  1.6            $ 16.9   $  9.4
         SPT                           7.8    12.1              27.0     35.1
                                    ------  ------            ------   ------
                                    $ 13.3  $ 13.7            $ 43.9   $ 44.5
                                    ======  ======            ======   ======

ENGINEERED PRODUCTS
-------------------

     Engineered Products segment sales in the third quarter of 1999 were $297.9 million, decreasing 4.5% from $311.9 million in the 1998 period. In the nine months, sales of $935.3 million decreased 3.6% from $970.5 million in 1998.

     EBIT in the Engineered Products segment was $8.9 million in the third quarter of 1999, decreasing 60.1% from $22.3 million in the 1998 quarter. Operating margin was 3.0%, compared to 7.1% in 1998.

     In the nine months, EBIT in Engineered Products was $60.2 million, decreasing 33.0% from $89.9 million in 1998. Operating margin was 6.4%, compared to 9.3% in 1998.

     Revenues and EBIT decreased in the quarter and nine months due primarily to lower unit sales resulting from reduced demand from the mining industry, unfavorable currency translation and adverse economic conditions in Latin America and South Africa. EBIT was adversely affected in both periods by increased costs resulting from programs to align production with demand and reduce inventories.

     Revenues and EBIT in the Engineered Products segment in future periods may be adversely affected by continued unfavorable economic conditions in Latin America and South Africa.

     EBIT in 1999 did not include first quarter rationalization charges totaling $9.1 million. EBIT in 1998 did not include a second quarter charge for a lawsuit settlement totaling $1.8 million and a third quarter gain on an asset sale totaling $.6 million.

CHEMICAL PRODUCTS
-----------------

     Chemical Products segment sales in the third quarter of 1999 were $231.5 million, decreasing 2.2% from $236.6 million in the 1998 period. In the nine months, sales of $683.1 million decreased 7.9% from $741.3 million in 1998.

     EBIT in the Chemical Products segment was $36.5 million in the third quarter of 1999, increasing 5.8% from $34.5 million in the 1998 quarter. Operating margin was 15.8%, compared to 14.6% in 1998.

     In the nine months, EBIT in Chemical Products was $95.4 million, decreasing 12.8% from $109.4 million in 1998. Operating margin was 14.0%, compared to 14.8% in 1998.

     Revenues decreased in the quarter and nine months due primarily to competitive pricing pressures. EBIT rose in the quarter due to the benefits of cost control measures.

     EBIT in 1999 did not include a first quarter rationalization charge of $3.1 million and third quarter proceeds of $17 million from the sale of customer lists and formulations in connection with the Company's exit from the production of certain rubber chemicals. EBIT in 1998 did not include gains on asset sales totaling $61.1 million in the first quarter and $.4 million in the third quarter.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash provided by operating activities was $223.1 million during the first nine months of 1999, as reported on the Consolidated Statement of Cash Flows. Excluding the impact of the strategic alliance with Sumitomo, as discussed below, inventories decreased, although working capital requirements increased for accounts receivable and accounts payable. The strategic alliance with Sumitomo resulted in substantial increases on the Consolidated Balance Sheet in accounts receivable, inventories, goodwill, other deferred charges, property, plant and equipment, accounts payable, compensation and benefits, debt and minority equity in subsidiaries. Cash flows from operating activities in the Consolidated Statement of Cash Flows are presented net of the effects of the strategic alliance, which is reflected in investing activities, as discussed below.

     Net cash used in investing activities was $1.42 billion during the first nine months of 1999. Cash used for investing activities in 1999 included a cash payment of $915.5 million for the acquisition of the majority interests in Sumitomo's Dunlop tire businesses in Europe and North America as part of the strategic alliance with Sumitomo. Other investing activities in 1999 included the net proceeds from the sale of assets to the Japanese joint ventures formed under the strategic alliance, which are 25% owned by the Company, and the proceeds from the sale of customer lists and formulations in connection with the company's exit from the production of certain rubber chemicals. Capital expenditures in the first nine months of 1999 were $560.0 million, primarily for plant modernizations and expansions and new tire molds.


                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
(In millions)                        1999    1998            1999      1998
                                     ----    ----            ----      ----
Capital Expenditures                $206.6  $199.9          $560.0    $490.6
Depreciation                         140.2   121.4           393.6     351.8

     Investing activities in 1998 included the divestitures of the Calhoun, Georgia latex processing facility, the oil transportation segment, distribution facilities in North America and other miscellaneous real estate. In addition, other investing activities in 1998 included the acquisition a majority interest in tire manufacturers in Slovenia, India and Japan and a tire and engineered products manufacturing and distribution business in South Africa.

     Net cash provided by financing activities was $1.21 billion during the first nine months of 1999, which was used primarily to support the previously mentioned investing activities.

(Dollars in millions)      9/30/99          12/31/98          9/30/98
                           --------         --------          --------
Consolidated Debt          $3,444.2         $1,975.8          $2,169.1
Debt to Debt and Equity        48.4%            34.5%             37.2%

     In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to $123.5 million at September 30, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

     In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (also equivalent to $123.5 million at September 30, 1999. The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. The Company accounts for the Sumitomo note as an available-for-sale equity instrument. The fair value of the note at September 30, 1999 was $136.1 million. For further information, refer to the note to the financial statements, Investments.

     The Company and Sumitomo have each agreed that it would not redeem its convertible note if the joint ventures contemplated by the global alliance were operating on July 1, 2000.

     Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 1999, the Company had an aggregate of $1.3 billion of commercial paper outstanding. In addition, at September 30, 1999, the Company had short term uncommitted bank credit arrangements totaling $2.1 billion, of which $1.1 billion were unused. The Company also had available long term credit arrangements at September 30, 1999 totaling $3.3 billion, of which $2.0 billion were unused.

     In August of 1999, the Company entered into a Credit Agreement [364-Day Facility], dated as of August 20, 1999, whereunder the Company may borrow from 25 domestic and international banks up to an aggregate amount of $1.3 billion at any time and from time to time until August 18, 2000, when the commitment of each lender terminates unless extended for 364 days on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain a two-year loan from such bank in an amount up to the amount of such bank's commitment. The Company currently pays a commitment fee of 8 basis points on the entire amount of the commitment. The Company will pay a usage fee on the aggregate amount borrowed ranging from 32 to 57 basis points. The Company is also a party to a Revolving Credit Facility Agreement, as amended by a Second Amendment and Restatement Agreement dated as of July 13, 1998, whereunder the Company may borrow from 23 domestic and international banks up to $700 million at any time and from time to time through July 13, 2003, when the commitment terminates and any outstanding loans mature. The Company currently pays a commitment fee of 12.5 basis points on the entire amount of the commitment and would pay a usage fee of 25 basis points on amounts borrowed. Under both facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus the applicable usage fee. There were no loans outstanding under these facilities at September 30, 1999.

     Funds generated by operations, together with funds available under existing credit arrangements, are expected to exceed the Company's currently anticipated funding requirements for operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK
------------------

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At September 30, 1999, the interest rate on 31% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 55% at December 31, 1998 and 50% at September 30, 1998.

     The following table presents interest rate contract information:

(Dollars in millions)

                                              SEPTEMBER 30,
                                              -------------
Interest Rate Contracts                   1999            1998
-----------------------                   ----            ----
Notional principal amount              $  100.0        $  100.0
Pay fixed rate                             6.17%           6.17%
Receive variable LIBOR                     5.26%           5.73%
Average years to maturity                   1.4             2.4
Fair value - liability                 $     .4        $    2.8
Carrying amount - liability                  .3              .1
Pro forma fair value - liability            1.1             4.1

     The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30, 1999 and 1998, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate contract information follows:

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                      ------------------------        ------------------------
(Dollars in millions)                   1999            1998            1999            1998
                                      --------        --------        --------        --------
         Notional principal           $  100.0        $  100.0        $  100.0        $  100.0
         Pay fixed rate                   6.17%           6.17%           6.17%           6.47%
         Receive variable LIBOR           5.18            5.74            5.12            5.76

     The following table presents fixed rate debt information:

(In millions)
                                          SEPTEMBER 30,
                                          -------------
Fixed Rate Debt                         1999          1998
---------------                         ----          ----
Fair value - liability                $  981.4        $888.2
Carrying amount - liability              996.1         831.6
Pro forma fair value - liability       1,029.8         947.0

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at September 30, 1999 and 1998, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

FOREIGN CURRENCY EXCHANGE RISK
------------------------------

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at September 30, 1999 and 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents foreign exchange contract information:

                                         SEPTEMBER 30,
                                         -------------
(In millions)                          1999          1998
                                     -------       -------
Fair value - favorable               $  63.4       $  72.6
Carrying amount - asset                 70.2          79.4
Pro forma change in fair value          13.0           3.2

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at September 30, 1999 and 1998, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT
               ---------------------------------------------------

     Certain information set forth in this Quarterly Report on Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; fluctuations in the prices paid for raw materials and energy; changes in the monetary policies of various countries where the Company has significant operations; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
-------   ------------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company") on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"), wherein at Item 3, pages 19, 20 and 21, the Company reported certain legal proceedings. The Company reports the following developments in respect of the legal proceedings described at paragraph (D) of Item 3 of the 1998 10-K:

         On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against the Company, Goodyear International Corporation, a wholly-owned subsidiary of the Company ("GIC"), and five individuals, including Samir G. Gibara, Chairman of the Board, Chief Executive Officer and President of the Company, by Orion Tire Corporation, a California corporation ("Orion"), China Tire Holdings Limited, a Bermuda corporation ("China Tire"), and China Strategic Holdings Limited, a Hong Kong corporation ("China Strategic"). The plaintiffs alleged, among other things, that, in connection with the Company's acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, in 1994, the Company and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants were alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs claimed more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from the Company and GIC and such further relief as the court may deem appropriate. As previously reported by the Company, the court dismissed all individual defendants from the proceeding for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire. On August 12, 1999, the court entered an order dismissing the entire remaining cause of action. On September 9, 1999, the plaintiffs appealed the order of the court to the United States Court of Appeals for the Ninth Circuit.

ITEM 5.   OTHER INFORMATION.
-------   ------------------

         A. GLOBAL ALLIANCE. As previously reported at Item 1 of the 1998 10-K under the caption "1999 Developments" and the subheading "Global Alliance", at pages 2 and 3 of the 1998 10-K, on February 3, 1999 the Company entered into a Memorandum of Understanding with Sumitomo Rubber Industries, Ltd. ("Sumitomo") regarding the formation of a strategic global alliance for the manufacture, distribution and sale of tires.

         As previously reported at Item 5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, at page 28, on June 14, 1999 the Company entered into a definitive general agreement and various other agreements with Sumitomo relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for the establishment and operation of tire manufacturing and sales joint ventures in Europe and North America, tire sales joint ventures in Japan and global technology and purchasing joint ventures. On September 1, 1999, the global alliance was formed and the joint ventures commenced operations.

         In accordance with the terms of the Alliance Agreements, on September 1, 1999 the Company acquired 75%, and Sumitomo owned 25%, of the capital stock of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this holding company purchased substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and the major portion of the Company's tire businesses in Europe. Excluded from the European joint venture are the Company's (i) European aircraft tire business, (ii) tire businesses in Poland (other than a sales company), Slovenia and Turkey, and (iii) textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg.

         On September 1, 1999, the Company also acquired 75%, and Sumitomo acquired 25%, of the capital stock of Goodyear Dunlop Tires North America, Ltd., a holding company that, on September 1, 1999, purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. The Company also acquired 100% of the balance of Sumitomo's tire distribution and sales operations in the United States and Canada.

         The Company acquired 25% of the capital stock of each of two newly formed tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and a net cash payment of approximately $27 million. Sumitomo owns the remaining 75% of the capital stock of each of these companies. The Company also owns 51%, and Sumitomo owns 49%, of the capital stock of a newly formed company that coordinates and disseminates commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates and the Company owns 80%, and Sumitomo owns 20%, of the capital stock of a global purchasing company.

         The Company made payments totaling approximately $915.5 million to Sumitomo on September 1, 1999, in connection with the formation of the European and North American joint ventures, which payments were financed by the Company's issuance of additional debt. The transactions involved in the formation of the European and North American Joint Ventures have been accounted for using the purchase method. The cost of acquiring the businesses totaled approximately $1.22 billion, consisting of the approximately $915.5 million of cash payments and approximately $307 million representing the fair value of the 25% net interest of the Company's businesses contributed to Goodyear Dunlop Tires Europe B.V. Goodwill of approximately $390 million was recorded on the transactions and will be amortized on a straight-line basis over 40 years. The Company recognized a gain of $149.7 million ($143.7 million after tax, or $.90 per share) on the businesses it contributed to Goodyear Dunlop Tires Europe B.V.

         Certain adjustments may be made to the cash payments based on the amounts of cash, debt, accounts receivable, inventory and trade payables contributed by Sumitomo and Goodyear to the European joint venture. In addition, the Company is contemplating certain actions, commencing in the fourth quarter of 1999, related to the business acquired, including associate severance costs and non-cancelable lease termination costs, which actions are expected to result in costs totaling $80 million to $120 million. These costs will be recorded as an adjustment to the cost of acquiring the European and North American business of Sumitomo and will result in increased values being assigned to non-current assets.

         B. ADDITION OF NEW BUSINESS SEGMENTS. Effective July 1, 1999, the Company realigned its European operations and, in that connection, divided its previously existing Europe Tire Segment into two separate operating segments, the European Union Tire Segment ("EU Tire") and the Eastern Europe, Africa and Middle East Tire Segment ("EEAME Tire").

EUROPEAN UNION TIRE

         EU Tire develops, manufactures, distributes and sells a broad line of tires for automobiles, motorcycles, trucks, farm implements and construction equipment throughout the European Union member states, Norway and Switzerland, exports tires for sale in other regions of the world and provides related products and services. Tires are manufactured by the EU Tire segment in 14 plants located in England, Germany, Italy, France and Luxembourg. EU Tire includes the Dunlop operations acquired from Sumitomo on September 1, 1999, which are a part of the holdings of Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of the Company that is 25% owned by Sumitomo.

         The table below sets forth the percentage of the Company's consolidated net sales and operating income attributable to EU Tire, and the percentage of EU Tire sales attributable to the sale of new tires, for the three and nine month periods ended September 30, 1999 and for each year in the three year period ended December 31, 1998:

                                                                                             Year Ended December 31,
                                                     Three Months         Nine Months      -----------------------------
                                                     Ended 9/30/99       Ended 9/30/99     1998        1997        1996
                                                     -------------       -------------     -----       -----       -----
European Union Tire Segment sales                         20.1%                17.5%       16.3%       15.5%       17.6%
European Union Tire Segment operating income            402.8%*                31.1%       17.7%       13.9%       18.8%
         Tire sales                                       98.0%                95.0%       93.0%       92.0%       91.0%

         * The Company's total segment operating income for the quarter ended September 30, 1999 was $10.6 million, including the $108.6 million operating loss incurred by the Company's North American Tire segment.

         EU Tire manufactures and sells Goodyear-brand, Dunlop-brand (since September 1, 1999), Fulda-brand and Kelly-brand tires, and sells Debica-brand and Sava-brand tires manufactured by the EEAME Tire Segment. EU Tire also sells new, and manufactures and sells retreaded, aircraft tires, provides various retreading and related services for truck and heavy equipment tires, sells tires and offers automotive repairs and related services through certain retail outlets in which it owns a controlling interest, and provides other related products and services. Approximately 7.0% of the tires produced by EU Tire during 1998 were delivered to the Company's other Tire segments, primarily the EEAME Tire and North American Tire segments, and approximately 6.3% of the tires sold by EU Tire were imported from other Tire segments, primarily EEAME Tire.

         EU Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in the European Union member states. Goodyear-brand tires, as well as Dunlop-brand, Kelly-brand and Fulda-brand tires (which are brands owned or controlled by the Company), are sold in the replacement market through various channels of distribution. The principal methods of distribution is through independent tire dealers who sell several brands of tires and regional distributors. In some countries, primarily Germany and the United Kingdom, the Company's tires are sold through approximately 181 retail outlets operated by multi-brand tire retailing chains controlled by the Company.

         No customer or group of affiliated customers accounted for as much as 2.7% of the sales of EU Tire during 1998. Sales to the ten largest customers of EU Tire represented less than 17% of its sales during 1998.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         EEAME Tire develops, manufactures, distributes and sells a broad line of passenger, truck and farm tires in Eastern Europe, the Middle East and Africa. EEAME Tire manufactures tires at plants located in Morocco, Poland, Slovenia, South Africa and Turkey, maintains sales operations in most countries in Eastern Europe, including Russia, and exports tires for sale in other countries in Eastern Europe, the Middle East and Africa and in other regions of the world and provides related products and services in certain markets. EEAME Tire sells tires primarily in the replacement market, except in Poland and South Africa where it supplies automobile and truck manufacturers.

         The table below sets forth the percentage of the Company's consolidated net sales and operating income attributable to EEAME Tire, and the percentage of EEAME Tire sales attributable to the sale of new tires, for the three and nine month periods ended September 30, 1999 and for each year in the three year period ended December 31, 1998:

                                                                                        Year Ended December 31,
                                            Three Months        Nine Months       --------------------------------
                                           Ended 9/30/99       Ended 9/30/99      1998          1997         1996
                                           -------------       -------------      -----         -----        -----
EEAME Tire Segment sales                         6.5%             6.2%             6.7%          6.9%         4.5%
EEAME Tire Segment operating income            123.6%*            8.7%             9.1%          8.5%         6.8%
         Tire sales                             96.0%            95.0%            95.0%         97.4%        94.0%

         * The Company's total segment operating income for the quarter ended September 30, 1999 was $10.6 million, including the $108.6 million operating loss incurred by the Company's North American Tire segment.

         EEAME Tire manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand and Sava-branch tires and sells Fulda-brand and, since September 1, 1999, Dunlop-brand tires manufactured by EU Tire. EEAME Tire also sells new and retreaded aircraft tires, provides various retreading and related services for truck and heavy equipment tires, sells tires through certain retail outlets owned by the Company, and provides other products and services. During 1998, EEAME Tire exported and sold approximately 8% of its production to unaffiliated customers located outside of Eastern Europe, Morocco, Turkey and South Africa. Less that 1% of the tires produced by EEAME Tire during 1998 were delivered to the Company's other Tire segments, primarily EU Tire, and approximately 2.7% of the tires it sold were imported from the Company's other Tire segments.

         EEAME Tire is a significant supplier of tires to manufacturers of automobiles, trucks and farm and construction equipment in Poland and South Africa. Goodyear-brand tires, as well as Debica-brand, Kelly-brand, Sava-brand and, since September 1, 1999, Dunlop-brand tires, are sold in the replacement markets in Eastern Europe, primarily through distributors or, in some instances, independent dealers. In the Middle East and most of Africa, the Company sells Goodyear-brand and Kelly-brand tires in the replacement markets, primarily through regional distributors and, in some instances, independent dealers. In South Africa, tires are also sold through a chain of approximately 220 retail tire stores owned by the Company.

         No customer or group of affiliated customers accounted for as much as 4.1% of the sales by EEAME Tire during 1998. Sales to the ten largest customers of EEAME Tire represented less than 15.2% of its sales during 1998.

         C. SUPPLEMENTAL SEGMENT DATA. Reference is made to the financial statements set forth at Part I of this Quarterly Report on Form 10-Q and to the Note thereto captioned "Business Segments", set forth at pages 8 and 9 of this Quarterly Report. Reference is also made to Exhibits 99.1, 99.2, 99.3 and 99.4 to this Quarterly Report, wherein unaudited segment information for the Company and its subsidiaries are set forth in respect of various annual and interim periods,in each case presented to reflect the division of the Company's Europe Tire segment into the European Union Tire segment and the Eastern Europe, Africa and Middle East Tire segment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 1999.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE GOODYEAR TIRE & RUBBER COMPANY
                                          (Registrant)

Date:  November 12, 1999        By    /s/ Robert W Tieken
                                  -------------------------------------
                                      Robert W Tieken
                                      Executive Vice President and
                                      Chief Financial Officer

                                    (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                              INDEX OF EXHIBITS (1)

  EXHIBIT                                                             EXHIBIT
  -------                                                             -------
TABLE ITEM NO. *             DESCRIPTION OF EXHIBIT               NUMBER    PAGE
----------------     ---------------------------------------      ------    ----

           3         ARTICLES OF INCORPORTATION AND BY-LAWS
                     ---------------------------------------------

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


           4                     INSTRUMENTS DEFINING
                             THE RIGHTS OF SECURITY HOLDERS,
                                 INCLUDING INDENTURES
                     ---------------------------------------------

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

----------
*Pursuant to Item 601 of Regulation S-K.

  EXHIBIT                                                           EXHIBIT
  -------                                                           -------
TABLE ITEM NO. *             DESCRIPTION OF EXHIBIT             NUMBER    PAGE
----------------     ---------------------------------------    ------    ----

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

----------
*Pursuant to Item 601 of Regulation S-K.

  EXHIBIT                                                           EXHIBIT
  -------                                                           -------
TABLE ITEM NO. *             DESCRIPTION OF EXHIBIT             NUMBER    PAGE
----------------     ---------------------------------------    ------    ----

         4 (g) Conformed copy of Second Replacement and Restatement Agreement, dated as of July 13, 1998, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed with the Securities and Exchange Commission as
                     Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-1927).

                     (h) Form of Indenture, dated as of March 1,
                     1999, between Registrant and The Chase
                     Manhattan Bank, as Trustee (incorporated by reference, filed as Exhibit 4.2, with Amendment No. 1, to Registrant's Registration Statement on Form S-3, File No. 333-67145).

                     (i) Conformed copy of Credit Agreement         4.1  X-4.1-1
                     [364-Day Facility], dated as of August 20,
                     1999, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as
                     Agent.

                     No other instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended September 30, 1999. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended September 30, 1999 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

        10                   MATERIAL CONTRACTS
                     -----------------------------------------------

                     (a) Umbrella Agreement, dated as of June 14,
                     1999, between Registrant and Sumitomo Rubber
                     Industries, Ltd. (incorporated by reference,
                     filed as Exhibit 10.1 to Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
----------
*Pursuant to Item 601 of Regulation S-K.

  EXHIBIT                                                           EXHIBIT
  -------                                                           -------
TABLE ITEM NO. *           DESCRIPTION OF EXHIBIT               NUMBER    PAGE
----------------   ---------------------------------------      ------    ----

                   (b) Joint Venture Agreement For Europe,       10.1  X-10.1-1
                   dated as of June 14, 1999 (and Amendment No.
                   1 dated as of September 1, 1999), among
                   Registrant, Goodyear S.A., a French
                   corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada, Inc., Sumitomo
                   Rubber Industries, Ltd., and Sumitomo Rubber
                   Europe B.V.

                   (c) Shareholders Agreement For the Europe     10.2   X-10.2-1
                   JVC, dated as of June 14, 1999, among
                   Registrant, Goodyear S.A., a French
                   corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada, Inc., and
                   Sumitomo Rubber Industries, Ltd.

         12                  STATEMENT RE COMPUTATION
                                    OF RATIOS
                   -----------------------------------------

                   Statement setting forth the computation        12      X-12-1
                   of Ratio of Earnings to Fixed Charges.


         27                FINANCIAL DATA SCHEDULE
                  -------------------------------------------

                   Financial Data Schedule for quarter ended      27      X-27-1
                   September 30, 1999.

         99                    ADDITIONAL EXHIBITS
                   -------------------------------------------

                   (a) Supplemental Segment Information for     99.1    X-99.1-1
                   Registrant and Subsidiaries (unaudited)
                   for the (i) three month periods ended March
                   31, 1999 and June 30, 1999 and (ii) the six month period ended June 30, 1999.

                   (b) Supplemental Segment Information for     99.2    X-99.2-1
                   Registrant and Subsidiaries (unaudited) for the (i) three month period ended March 31, 1998, (ii) three month period ended June
                   30, 1998, (iii) three month period ended
                   September 30, 1998, and (iv) three month period ended December 31, 1998.



----------
*Pursuant to Item 601 of Regulation S-K.

  EXHIBIT                                                           EXHIBIT
  -------                                                           -------
TABLE ITEM NO. *           DESCRIPTION OF EXHIBIT               NUMBER    PAGE
----------------   ---------------------------------------      ------    ----

                   (c) Supplemental Segment Information for      99.3   X-99.3-1
                   Registrant and Subsidiaries (unaudited) for the (i) three month period ended March 31, 1998, (ii) six month period ended June 30, 1998, (iii) nine month period ended September
                   30, 1998, and (iv) twelve month period ended
                   December 31, 1998.

                   (d) Supplemental Segment Information for      99.4   X-99.4-1
                   Registrant and Subsidiaries (unaudited) for the years ended December 31, 1998, 1997 and 1996, respectively.



----------
*Pursuant to Item 601 of Regulation S-K.