Form 10-K405
period 1999-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2000-03-06
CIK 42582

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

                                      None
                         ------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                                      No [_]
                        -----------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X].

     The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 16, 2000, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $23.9375 on that date, was approximately $3,741,784,399.94

                         ------------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 16, 2000:

                                  156,353,841

                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 25, 2000, FOR ITS 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO
PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

 ITEM                                                                    PAGE
NUMBER                                                                  NUMBER
------                                                                  ------

                                     PART I

  1             Business .......................................          1

  2             Properties .....................................         21

  3             Legal Proceedings ..............................         23

  4             Submission of Matters to a Vote of
                  Security Holders .............................         26

  4(A)          Executive Officers of Registrant ...............         26


                                    PART II

  5             Market for Registrant's Common Equity
                  and Related Stockholder Matters ..............         32

  6             Selected Financial Data ........................         33

  7             Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ...................................         34

  7(A)          Quantitative and Qualitative Disclosures
                  About Market Risk ............................         50

  8             Financial Statements and Supplementary Data ....         52

  9             Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .......         83


                                    PART III

  10            Directors and Executive Officers of the
                  Registrant ...................................         83

  11            Executive Compensation .........................         83

  12            Security Ownership of Certain Beneficial
                  Owners and Management ........................         83

  13            Certain Relationships and Related
                  Transactions. ................................         83


                                    PART IV

  14            Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K ..........................         84

                Signatures .....................................         86

                Index to Financial Statement Schedules .........        FS-1

                Index of Exhibits ..............................         X-1

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

     Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear's 1999 net sales were $12.88 billion and income from continuing operations was $241.1 million. Goodyear's net income for 1999 was $241.1 million. Goodyear's worldwide employment averaged 100,649 during 1999.

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

             FORWARD-LOOKING INFORMATION -- SAFE HARBOR STATEMENT

       Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect Goodyear's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in the various markets served by Goodyear's operations; price and product competition; increased competitive activity; demand for Goodyear's products; fluctuations in the prices paid for raw materials and energy; the ability to control costs and expenses; changes in the monetary policies of various countries where Goodyear has significant operations; changes in interest rates; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. Goodyear disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

       GLOBAL ALLIANCE. On February 3, 1999, Goodyear entered into a Memorandum of Understanding with Sumitomo Rubber Industries, Ltd. ("Sumitomo") regarding the formation of a strategic global alliance for the manufacture, distribution and sale of tires. On June 14, 1999, as contemplated by the Memorandum of Understanding, Goodyear entered into a definitive general agreement and various other agreements with Sumitomo relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for the establishment and operation of tire manufacturing and sales joint ventures in Europe and North America, tire sales joint ventures in Japan and global technology and purchasing joint ventures. On September 1, 1999, the global alliance was formed and the joint ventures commenced operations.

       In accordance with the terms of the Alliance Agreements, on September 1, 1999 Goodyear acquired 75%, and Sumitomo owned 25%, of the capital stock of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this holding company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and the major portion of Goodyear's tire businesses in Europe. Excluded from the European joint venture are Goodyear's (i) European aircraft tire business, (ii) tire businesses in Poland (other than a sales company), Slovenia and Turkey, and (iii) three textile, steel tire cord and tire mold manufacturing plants and a technical center and certain related facilities located in Luxembourg.

       On September 1, 1999, Goodyear also acquired 75%, and Sumitomo acquired 25%, of the capital stock of Goodyear Dunlop Tires North America, Ltd., a holding company that, on September 1, 1999, purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire distribution operations. Goodyear also acquired 100% of the balance of Sumitomo's Dunlop tire distribution and sales operations in the United States and Canada.

       As a part of the strategic global alliance, Goodyear acquired 25% of the capital stock of each of two newly formed tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear transferred certain assets of one of its subsidiaries located in Japan in exchange for such equity interests and a net cash payment of approximately $27 million. Sumitomo owns the remaining 75% of the capital stock of each of these companies.

Goodyear also owns 51%, and Sumitomo owns 49%, of the capital stock of a newly formed company that coordinates and disseminates commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates. In addition, Goodyear owns 80%, and Sumitomo owns 20%, of the capital stock of a newly formed global purchasing company.

       In connection with the formation of the European and North American joint ventures, Goodyear made payments totaling approximately $931.6 million to Sumitomo and its affiliates, which payments were financed by Goodyear's issuance of additional debt. The transactions involved in the formation of the European and North American joint ventures have been accounted for using the purchase method. The cost of acquiring the businesses totaled approximately $1.24 billion, consisting of the approximately $931.6 million of cash payments to Sumitomo and approximately $307 million representing the fair value of the 25% net interest of the Company's businesses contributed to Goodyear Dunlop Tires Europe B.V. The Dunlop businesses contributed to the joint venture companies included approximately $130 million of debt and $39.6 million of cash. Goodwill of approximately $300 million was recorded on the transactions and will be amortized on a straight-line basis over 40 or fewer years. Goodyear recognized a gain of $149.7 million ($143.7 million after tax, or $.90 per share) on the change in control of the businesses it contributed to Goodyear Dunlop Tires Europe B.V.

       Goodyear's results of operations for 1999 include the operations of the European and North American joint ventures beginning September 1, 1999. The Dunlop businesses acquired from Sumitomo contributed $855.0 million of Goodyear's 1999 sales and $60.7 million of 1999 operating income (sales less cost of goods sold less selling, administrative and general expense).

       In the fourth quarter of 1999, Goodyear recorded a $6.9 million charge for rationalization actions related to the Dunlop businesses for costs incurred to release or relocate associates, research and development reorganization costs and noncancellable lease costs. On January 6, 2000, the Company adopted another program for the release of associates as a part of the termination of truck tire production at the Dunlop tire plant in Birmingham, England, at an expected cost of approximately $20 million, which will be recorded in the first quarter of 2000. In addi-tion, the Company may incur further costs in connection with certain contemplated rationalization actions during 2000 related to the Dunlop businesses acquired, including associate severance costs and noncancellable lease costs, which actions are expected to cost approximately $70 million to $110 million. These Dunlop related costs have been and will be recorded as an adjustment to the cost of acquiring the European and North American tire businesses of Sumitomo, resulting in increased value being assigned to goodwill. These costs did not and will not affect income, except as adjustments to the amount of the goodwill being amortized.

       Goodyear has developed and is developing various plans to obtain the benefits of potential synergies that are expected to be available as a result of the global alliance. It is anticipated that these synergy plans, together with the anticipated Dunlop rationalization plans, could result in annual cost savings of $300 million to $360 million beginning in 2003. While the cost savings ultimately realized are expected to result in the Company becoming more efficient and competitive, the extent to which such savings will benefit operating income or net income will depend on numerous other factors, including the demand for tires, product pricing flexibility, raw material and other costs and general economic conditions.

       As a part of the global alliance with Sumitomo, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to approximately $108.0 million at February 25, 1999, based on an exchange rate of 121 yen per dollar), which is convertible, if not earlier redeemed, beginning July 16, 2000 into shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. On February 25, 1999, the Company issued at par its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 which is convertible, if not earlier redeemed, beginning July 16, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. Sumitomo and the Company have agreed, subject to the condition that the global alliance is operating at July 1, 2000, that each will convert the note it holds and will not redeem the note it issued.

NEW PRODUCTS AND OTHER DEVELOPMENTS

       Goodyear introduced several new lines of tires around the world during 1999. In North America, a number of new passenger tire lines were introduced, including the Regatta 2, a premium all season tire, and the Eagle HP Ultra Plus and NASCAR Eagle #1 high performance tire lines. Also introduced were the Wrangler MT/R and Wrangler Ultra Grip lines for light truck and sport utility vehicles. Two new medium commercial truck tire lines were introduced, the G397LHS radial steer truck tire with reinforced supertensile steel and polyimide belts and the Wingfoot APR all position rib tire.

       In Europe, Goodyear introduced several lines of passenger tires, including the Eagle Ventura high performance tire and the Eagle NCT5 EMT, a run-flat tire that enables automobiles to travel up to 50 miles at up to 55 mph after the tire has lost air pressure, which will be offered as original equipment on certain BMW models. In addition, a complete new series of radial tractor tires and a new series of radial earthmover tires were introduced to the European markets. Several lines of passenger and truck tires were introduced in the Latin American and Asian markets, including the Eagle Ventura passenger tire line.

       During 1999, the Company also introduced numerous engineered rubber products, including the Eagle Pd belt and sprocket system for various industrial and automotive applications and Viper chemical transfer hose.

       In the third quarter of 1999, the Company also sold for approximately $17 million certain customer lists and formulations in connection with its exit from the production of certain rubber chemicals.

MODERNIZATION AND EXPANSION PROJECTS

       During 1999, Goodyear continued its program to enhance production capacity and efficiency through plant modernization and expansion projects. Most of the projects are designed to enhance product quality and increase productivity in certain of Goodyear's tire plants in North America, Europe and Asia. Projects to increase capacity were also started in certain low-cost tire plants in Eastern Europe, Asia and Canada. Significant plant modernization and expansion projects were completed during 1999 at the Company's Napanee, Ontario, Danville, Virginia, Union City, Tennessee, Medicine Hat, Alberta, Valleyfield, Quebec, Debica, Poland, Ballabgarh, India, and Bangkok, Thailand tire plants, at the Company's Statesville, North Carolina tire mold plant, at the Company's Kranj, Slovenia power transmission products plant, at the Company's San Luis Potosi, Mexico hose products and air springs plant. In addition, Goodyear reconfigured certain passenger and truck tire lines at its Gadsden, Alabama, tire plant following the decision to resume the production of tires in portions of the plant in the third quarter of 1999. During 1999, Goodyear also constructed a new power transmission products plant in Chihuahua, Mexico, at a cost of approximately $20 million. Significant plant modernization and expansion projects are presently underway at the Company's Danville, Virginia, Napanee, Ontario, Union City, Tennessee, Philippsburg, Germany, Colmar-Berg, Luxembourg, Izmit, Turkey, Kranj, Slovenia, Mexico City, Mexico, Aurangabad, India, Bangkok, Thailand, Dalian, China, and Bogor, Indonesia, tire plants. During 1999, Goodyear continued construction of its new $68 million synthetic rubber and specialty polymer plant in Beaumont, Texas, with start-up expected in late 2000.

                FINANCIAL INFORMATION ABOUT GOODYEAR'S SEGMENTS

       Financial information relating to Goodyear's "Segments" for each of the three years in the period ended December 31, 1999 appears in Note 20 captioned "Business Segments" of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 77 through 80, inclusive, and is incorporated herein by specific reference.

                       DESCRIPTION OF GOODYEAR'S BUSINESS

GENERAL SEGMENT INFORMATION

       In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), adopted by Registrant effective December 31, 1998, segment information is presented to reflect the operating business units of the Company. Segment information for 1998 and 1997 has been restated to reflect the Company's current operating "Segments," which are North American Tire, European Union Tire, Eastern Europe, Africa and Middle East Tire, Latin American Tire and Asia Tire (collectively the "Tire Segments") and Engineered Products and Chemical Products.

       Each Tire Segment manufactures tires that are exported and sold to one or more of the other Tire Segments. The sales and operating income of each of the Tire Segments exclude sales and operating income in respect of tires sold to the other Tire Segments and include sales and operating income derived from tires exported and sold to unaffiliated customers. Sales and operating income of the Chemical Products Segment include sales and operating income in respect of products transferred to the Tire Segments or to the Engineered Products Segment.

GENERAL INFORMATION REGARDING THE TIRE SEGMENTS

       Goodyear's principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. Goodyear manufactures and markets in most regions of the world a broad line of rubber tires for automobiles, trucks, buses, tractors, farm implements, earthmoving equipment, aircraft, industrial equipment and various other applications, in each case for sale to original equipment manufacturers and in the replacement mar-kets. Goodyear also (1) manufactures and sells inner tubes and flaps for truck tires and other types of tires, (2) retreads truck, aircraft and heavy equipment tires, (3) manufactures and sells tread rubber and other tire retreading materials, and (4) offers automotive repair services and miscellaneous other products and services.

       During 1999, total sales of the Tire Segments were approximately $11.2 billion, compared to $10.9 billion during 1998 and $11.2 billion during 1997. Operating income of the Tire Segments totaled $350.5 million in 1999, compared to $874.3 million in 1998 and $943.7 million in 1997. The Dunlop businesses acquired September 1, 1999 contributed $855.0 million to the 1999 sales of the Tire Segments, $60.7 million of the 1999 operating income of the Tire Segments, and 14.4 million of the 200.4 million tires sold by the Tire Segments during 1999.

       The principal class of products of the Tire Segments is new tires for most applications. No other class of products or services accounted for as much as 10% of Goodyear's consolidated sales during any of the last three years. The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Tire Segments, and the percentage of Goodyear's net sales attributable to tires, for each year in the three year period ended December 31, 1999:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                             1999        1998        1997
                                             ----        ----        ----

Total sales of Tire Segments ..........      87.1%       86.3%       85.8%
Total operating income of
  Tire Segments .......................      64.9%       77.7%       78.5%
        Tire sales ....................      79.5%       77.2%       77.3%


       Goodyear offers tires for most applications and to all classes of customers. Worldwide, Goodyear's sales of new tires to the numerous replacement markets it serves substantially exceed its sales of new tires to original equipment manufacturers. The table below indicates Goodyear's worldwide tire unit sales in the replacement markets served and to vehicle manufacturers for mounting as original equipment on vehicles ("OE") during each year in the three year period ended December 31, 1999.

            GOODYEAR ANNUAL TIRE UNIT SALES -- REPLACEMENT AND OE

        (IN MILLIONS OF TIRES)               1999        1998        1997
                                             ----        ----        ----

        Replacement ...................      141.2       132.9       127.3
        Original Equipment ............       59.2        54.7        57.2
                Goodyear Worldwide
                  Total ...............      200.4       187.6       184.5

       Goodyear offers two basic constructions of tires, radial and bias ply. Various belting and reinforcing materials are used, including nylon and polyester fiber tire cord and steel belts and tire cord. During 1999, approximately 95.7% of all passenger tires, 82.6% of all light truck tires and 74.1% of all medium truck tires sold by Goodyear were radial construction.

       No customer or group of affiliated customers accounted for as much as 4.9% of Goodyear's consolidated net sales during 1999, 1998 or 1997. No customer or group of affiliated customers accounted for as much as 4.8% of the sales of the Tire Segments during 1999, 1998 or 1997. Annual sales by the Tire Segments to the ten largest customers of the Tire Segments represented less than 22.1% of the total sales of the Tire Segments during each of 1999, 1998 and 1997. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 22.0% of consolidated net sales during each of 1999, 1998 or 1997.

       New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors:
Bridgestone/Firestone (based in Japan) and Michelin/UniroyalGoodrich (based in France). Other competitors include Continental/General, Cooper Tire, Pirelli, Sumitomo, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

       Goodyear competes with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. The Company believes Goodyear-brand tires enjoy a high recognition factor throughout the world and have a reputation for performance and high quality and value. Goodyear believes Dunlop-brand tires enjoy a high recognition factor in North America and Europe and have a reputation for performance, quality and value. Kelly-brand, Fulda-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by the Company, and tires manufactured and sold by the Company to private brand customers, compete primarily on the basis of price.

       Goodyear does not consider its businesses as a whole, or the businesses of the Tire Segments whether considered individually or as a group, to be seasonal to any significant degree. A significant inventory of new tires is usually maintained in order to optimize production schedules and assure prompt delivery to customers, especially original equipment manufacturers that require "just in time" deliveries of tires or tire and wheel assemblies. Tire production and inventory levels are generally managed to avoid unnecessary increases in unit production costs and limit working capital requirements by optimizing production schedules consistent with anticipated demand.

       During most of 1999, the Company experienced higher than anticipated demand in North America for certain Goodyear-brand passenger and truck tire lines and sizes, primarily from its original equipment and mass merchandise retail chain customers, which demand exceeded the Company's ability to supply its customers with such tires when ordered, resulting in significantly lower than normal order fill rates. In order to improve order fill rates, the Company has resumed production of certain passenger and truck tire lines at the Gadsden, Alabama, tire plant, is expanding its capacity to produce these tire lines and sizes at certain other facilities in North America and is sourcing some of its anticipated requirements from certain of its overseas plants. Product shortages in respect of certain lines and types of passenger and truck tires are likely to continue during 2000, until the Company's plans to improve product availability have been fully implemented.

       Tire unit sales for each of the Tire Segments and for Goodyear worldwide during each year in the three year period ended December 31, 1999 were as follows:

               GOODYEAR'S ANNUAL TIRE UNIT SALES -- TIRE SEGMENTS

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
(IN MILLIONS OF TIRES)                              1999        1998      1997
                                                    ----        ----      ----
North American Tire ............................    109.1       105.0     102.7
European Union Tire ............................     45.7        36.4      33.4
Eastern Europe, Africa and Middle East Tire ....     15.8        14.5      14.7
Latin American Tire ............................     17.8        20.8      21.9
Asia Tire ......................................     12.0        10.9      11.8
                                                    -----       -----     -----

        Goodyear worldwide total ...............    200.4       187.6     184.5


       The table below indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires worldwide:

      PERCENTAGE INCREASE (DECREASE) IN GOODYEAR'S ANNUAL TIRE UNIT SALES

                                                 1999 VS 1998      1998 VS 1997
                                                 ------------      ------------

North American Tire .........................         3.8%              2.3%
European Union Tire .........................        25.8%              8.9%
Eastern Europe, Africa and Middle East
  Tire ......................................         8.6%             (1.7)%
Latin American Tire .........................       (14.7)%            (4.8)%
Asia Tire ...................................        11.3%             (7.7)%

        Goodyear worldwide ..................         6.9%              1.7%

       Based on information available from various industry and other sources and information published by the Rubber Manufacturers Association (the "RMA"), the Company estimates that, worldwide, approximately 870.0 million passenger and truck tires were shipped by the tire industry to customers during 1999, compared to approximately 822.5 million tires shipped during 1998 and approximately 823.0 million tires shipped during 1997. The Company sells more tires in the United States than any other tire manufacturer and, on the basis of annual net sales, Goodyear was the third largest tire manufacturer in the world during 1999. Based on information obtained from various industry and other sources, it is estimated that the Company's share of the worldwide auto, truck and farm tire markets was approximately 20.1% in 1999, 19.1% in 1998 and 19.0% in 1997.

NORTH AMERICAN TIRE

       Goodyear's largest Segment, the North American tire business, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada (the "North American Tire Segment"). The principal class of products of the North American Tire Segment is new tires for most applications. No other class of products or services accounted for as much as 10% of the consolidated sales of the North American Tire Segment during any of the past three years. The North American Tire Segment manufactures tires in 14 plants in the United States and Canada.

       Sales of the North American Tire Segment during 1999 were approximately $6.4 billion and its 1999 operating income was $19.0 million. The Dunlop businesses in North America contributed $243.7 million of sales and $18.8 million of operating income to the North American Tire Segment during 1999 following their acquisition from Sumitomo on September 1, 1999. The North American Tire Segment sold approximately 109.1 million tires during 1999, including 4.1 million tires sold by the Dunlop tire business in North America following its acquisition on September 1, 1999. The North American Tire Segment sold 105.0 million tires during 1998 and 102.7 million tires during 1997.

       The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the North American Tire Segment, and the percentage of the North American Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1999:

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                1999         1998         1997

North American Tire Segment sales ..........    49.3%        49.4%        47.5%
North American Tire Segment operating
  income ...................................     3.5%        33.6%        31.8%
        Tire sales .........................    88.1%        86.3%        86.7%

       TIRES. The North American Tire Segment manufactures and sells a broad line of tires in North America for automobiles, trucks, buses, tractors, farm implements, earthmoving equipment, aircraft and industrial equipment and for various other applications.

       Goodyear-brand radial passenger tire lines sold in North America include the premium all season Regatta 2, the Eagle performance touring tire lines, the Eagle F1-Steel, Eagle Ultra Grip GW-2, the Eagle Gatorback and the Eagle Aquatred high performance tire lines. Goodyear also offers run-flat extended mobility technology (EMT) tires, including the Aquasteel EMT. Other major lines of passenger tires include the Aquatred II and Integrity lines. The major lines of Goodyear-brand radial light truck tires offered in the United States and Canada are the Wrangler and Workhorse.

       The North American Tire Segment manufactures and markets a full line of all-steel cord and belt construction radial medium truck tires, the Unisteel series, for various applications, including line-haul highway use and off-road service. The current truck tire line includes the Unisteel G-177, which features a high-tensile steel reinforced cording, a skid resistant tread design and a new damage resistant tread compound, and the Unisteel G-397 line haul steer tire, which features reinforced belting of super-tensile steel with a polyimide top belt for resistance to damage and rust propagation and increased retreadability.

       Several lines of tires for other applications are manufactured by Goodyear in North America, including radial and bias-ply tires for farm machinery and heavy equipment. Goodyear also manufactures aircraft tires for commercial and military aircraft in the United States.

       The Kelly-Springfield Tire group ("Kelly"), an operating division of the North American Tire Segment, manufactures and distributes various lines of radial and bias-ply passenger and truck tires for sale in the United States and Canadian replacement markets. The Company also manufactures and sells Dunlop-brand passenger and truck tires in North America.

       RELATED PRODUCTS AND SERVICES. The North American Tire Segment also retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers, and manufactures and sells tread rubber and other tire retreading materials for various applications. Additional products and services of the North American Tire Segment include (1) automotive repair services provided through approximately 943 of Goodyear's retail outlets, (2) the sale of automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers and (3) miscellaneous other products and services.

MARKET AND OTHER INFORMATION

       The North American Tire Segment sells Goodyear-brand and Dunlop-brand tires to vehicle manufacturers for use as original equipment on vehicles they produce and sells Goodyear-brand, Dunlop-brand, Kelly-brand, other house brand and several lines of private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Goodyear's sales of tires in the North American replacement markets substantially exceed its sales of tires to original equipment manufacturers. During 1999, the North American Tire Segment sold 109.1 million tires, including 37.3 million tires to OE customers and 71.8 million tires in the replacement market.

       During 1999, the North American Tire Segment exported and sold approximately 2.6% of its tire production to unaffiliated customers outside North America, delivered approximately 1.9% of its tire production to the other Tire Segments, primarily European Union Tire and Latin American Tire, and imported approximately 8.0% of the tires it sold from the other Tire Segments.

       In North America, all passenger tires (except bias-ply temporary spare tires) and approximately 96.0% of all light and medium truck tires sold by the Company during 1999 were radial construction. Approximately 36.9% of all passenger tires sold in the United States and Canada during 1999 were high performance type tires.

       No customer or group of affiliated customers of the North American Tire Segment accounted for as much as 7.3% of its sales during 1999 or as much as 7.0% of its sales during 1998. The ten largest customers of the North American Tire Segment accounted for less than 35.5% of its sales during 1999 and less than 34.7% of its sales during 1998.

       Goodyear is a major supplier of tires to most manufacturers of automobiles, trucks, farm and construction equipment and aircraft that have facilities located in North America. The North American Tire Segment supplies tires to most motor vehicle manufacturers with plants in the United States and Canada, including DaimlerChrysler, Ford, General Motors, BMW, Honda, Mitsubishi, Nissan, Toyota, Volvo, AAI, Freightliner, Kenworth, Mack Truck, International Truck and Engine, Peterbuilt, Caterpillar, John Deere and J.I. Case. Aircraft manufacturers supplied by Goodyear include Boeing and Lockhead-Martin.

       Goodyear's major competitors in the North American tire market are Bridgestone/Firestone, Michelin/UniroyalGoodrich, Continental/General and Cooper, each with manufacturing facilities and other operations in North America. Other significant competitors in North America are Pirelli, Toyo, Yokohama, Kumho, Hankook, who are primarily importers of tires, and various regional tire manufacturers that export tires to North America.

       Goodyear-brand, Dunlop-brand and Kelly-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal method of distribution for Goodyear-brand tires is a large network of independent dealers. Goodyear-brand, Dunlop-brand and Kelly-brand tires are also sold to numerous national and regional retail marketing firms in the United States, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and Montgomery Ward. In addition, Goodyear operates approximately 1,012 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Brad Ragan, Carolina Tire, Allied or Just Tires trade styles. Several lines of Dunlop-brand and Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brand tires are sold to independent dealers, to national and regional wholesale marketing organizations, including TBC Corporation, retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, and to various other retail marketers.

       Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through approximately 943 of the retail outlets operated by Goodyear. Automotive repair and maintenance items, automotive equipment and accessories and other items, which are purchased by Goodyear for resale, are distributed to many of Goodyear's tire dealers.

       Goodyear from time to time offers various financing and extended payment programs to certain of its tire customers in the North American replacement market. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and prevailing tire industry practices in North America. During 1999, Goodyear experienced higher than expected demand for certain lines and sizes of passenger and truck tires, resulting in the inability to supply these tires on a timely basis. The Company is giving priority to plans for improving product availability in North America. These plans are expected to be fully implemented by the end of 2000, at which time the Company expects to be able to fill substantially all of the orders it receives on a timely basis.

       Based on data published by the RMA and information obtained from other industry sources, approximately 252 million passenger tires were sold in the United States during 1999, compared to approximately 242 million in 1998, and approximately 64 million light and medium highway truck tires were sold in the United States during 1999, compared to 58 million units sold during 1998. Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 2000 to increase approximately 2.2% compared to 1999, with 2000 passenger tire demand expected to be essentially the same as in 1999 in the original equipment market and to increase approximately 2.8% in the replacement market. Goodyear estimates that demand for light and medium highway truck tires in the United States during 2000 will increase approximately 1.2% compared to 1999.

       Goodyear sold more tires in the United States and Canada than any other tire manufacturer during 1999. Based on information published by the RMA and information available from other industry sources, Goodyear estimates that its share of the North American tire market in 1999 was approximately 29.7%, compared to 29.6% in 1998 and 30.2% in 1997, and that its share of the United States tire market in 1999 was 27.8%, compared to 28.8% in 1998 and 29.5% in 1997.

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

EUROPEAN UNION TIRE

       The Company's second largest Segment, the European Union tire business, develops, manufactures, distributes and sells a broad line of tires for automobiles, trucks, farm implements and construction equipment in the member states of the European Union, and in Norway and Switzerland, exports tires to other regions of the world, and provides related products and services (the "European Union Tire Segment"). The principal class of products of the European Union Tire Segment is new tires for most applications. The European Union Tire Segment manufactures tires in 13 plants located in England, France, Germany and Luxembourg. The European Union Tire Segment includes the Dunlop tire operations acquired from Sumitomo on September 1, 1999, which are, together with most of Goodyear's tire operations in the region, holdings of Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of the Company.

       The European Union Tire Segment sold approximately 45.7 million tires in 1999, compared to 36.4 million tires in 1998 and 33.4 million tires in 1997. In 1999, the Dunlop tire businesses in Europe contributed approximately 10.3 million units.

       Total European Union Tire Segment sales during 1999 were $2.56 billion, including the $611.3 million contributed by the Dunlop businesses. European Union Tire Segment operating income was $188.0 million, including the $41.9 million contributed by the Dunlop businesses. The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the European Union Tire Segment, and the percentage of European Union Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

European Union Tire Segment sales ..............    19.9%       16.3%     15.5%
European Union Tire Segment operating
  income .......................................    34.8%       17.7%     13.9%
        Tire sales .............................    98.2%       93.0%     92.0%

       The European Union Tire Segment manufactures and sells Goodyear-brand, Dunlop-brand (since September 1, 1999), Fulda-brand and Kelly-brand tires, and sells Debica-brand and Sava-brand tires manufactured by the Eastern Europe, Africa and Middle East Tire Segment. The European Union Tire Segment offers several lines of radial passenger and light truck tires, led by the Eagle and the Eagle Aquatred passenger tire lines and the Wrangler light truck tire line. The European Union Tire Segment also offers the Unisteel series of truck tires as well as a full line of bias-ply medium truck tires and a broad line of tires for farm implements and heavy equipment.

       The European Union Tire Segment also: (1) sells new, and manufactures and sells retreaded, aircraft tires; (2) provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial customers; (3) offers automotive repair services through certain retail outlets in which it owns a controlling interest; and (4) provides miscellaneous related products and services.

MARKETS AND OTHER INFORMATION

       The European Union Tire Segment distributes and sells tires in each of the member states of the European Union and in Norway and Switzerland. Tires are sold to all classes of customers. Goodyear's sales to customers in the various replacement markets served by the European Union Tire Segment substantially exceed its sales to original equipment manufacturing customers. During 1999, the European Union Tire Segment sold approximately 12.7 million tires to OE customers and 33.0 million tires in the replacement markets it serves. During 1999, the European Union Tire Segment exported and sold less than 1% of its tire production to unaffiliated customers located outside the European Union member states, Norway and Switzerland. Approximately 7% of the tires produced by the European Union Tire Segment during 1999 were delivered to Goodyear's other Tire Segments, primarily the North American Tire Segment, and approximately 6.3% of the tires it sold were imported from the other Tire Segments, primarily the Eastern Europe, Africa and Middle East Tire Segment.

       Substantially all passenger and light truck tires, and approximately 99% of all medium truck tires, sold by the European Union Tire Segment during 1999 were radials. Approximately 30% of all passenger tires sold by the European Union Tire Segment during 1999 were high performance type tires.

       The European Union Tire Segment is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Western Europe. Manufacturers supplied by Goodyear include DaimlerChrysler, Fiat, Volkswagen, Volvo, Ferrari, BMW, Peugeot, Alfa Romeo, Renault, subsidiaries of Ford and General Motors, and New Holland.

       Goodyear is a leading tire manufacturer in the European Union. Based on available industry and other sources, Goodyear estimates that its share of the Western European tire market was approximately 18% in 1999, second in the region to Michelin's 30% market share. The European Union Tire Segment's major competitors are Michelin, Continental, Bridgestone/Firestone and Pirelli. Other significant competitors include several regional tire producers and imports by tire manufacturers from other regions, primarily Asia.

       Goodyear-brand and Dunlop-brand tires in the replacement markets served by the European Union Tire Segment are sold through various channels of distribution. The principal method of distribution is through independent tire dealers who sell several brands of tires. In some of the markets served by the European Union Tire Segment, Goodyear-brand tires, as well as Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires (which are brands owned or controlled by the Company), are sold through independent dealers and regional distributors and through approximately 650 retail outlets operated by multi-brand retail tire chains controlled by Goodyear.

       No customer or group of affiliated customers accounted for as much as 3.1% of the sales of the European Union Tire Segment during 1999 or as much as 2.7% of its sales during 1998. The ten largest customers of the European Union Tire Segment represented less than 19.3% of its sales for 1999 and less than 17.0% of its sales during 1998. The European Union Tire Segment offers payment terms consistent with industry practice in the region. The working capital requirements of the European Union Tire Segment are not unusual relative to the volume of sales involved and prevailing tire industry practices in the markets it serves.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

       Another Tire Segment, the Eastern Europe, Africa and Middle East tire business, develops, manufactures, distributes and sells a broad line of passenger, truck, farm and construction equipment tires in Eastern Europe, Africa and the Middle East (the "EEAME Tire Segment"). The EEAME Tire Segment manufactures tires at plants located in Morocco, Poland, Slovenia, South Africa and Turkey, maintains sales operations in most countries in Eastern Europe, including Russia, Africa and the Middle East, exports tires for sale in North America, Western Europe and other regions of the world, and provides related products and services in certain markets it serves. The principal class of products of the EEAME Tire Segment is new tires for automobiles, trucks and farm and construction equipment.

       The EEAME Tire Segment sold approximately 15.8 million tires in 1999, compared to 14.5 million tires in 1998 and 14.7 million tires in 1997. Sales of the EEAME Tire Segment during 1999 were $796.2 million and its 1999 operating income was $49.8 million.

       The table below sets forth the percentages of Goodyear's consolidated net sales and operating income attributable to the EEAME Tire Segment, and the percentage of EEAME Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

        EEAME Tire Segment sales ..............     6.2%        6.7%      6.9%
        EEAME Tire Segment operating
          income ..............................     9.2%        9.1%      8.5%
                Tire sales ....................    92.7%       95.0%     97.4%

       The EEAME Tire Segment manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand and Sava-brand tires and sells Dunlop-brand (since September 1, 1999) and Fulda-brand tires manufactured by the European Union Tire Segment. The EEAME Tire Segment also sells new and retreaded aircraft tires, provides various retreading and related services for truck and heavy equipment tires, sells automotive parts and accessories and provides automotive repair services.

MARKETS AND OTHER INFORMATION

       The EEAME Tire Segment distributes and sells tires in most countries in Eastern Europe, Africa and the Middle East. Tires are sold to all classes of customers. The major portion of tire sales by the EEAME Tire Segment are to customers in the replacement markets served. During 1999, the EEAME Tire Segment sold approximately 3.2 million tires to OE customers and 12.6 million tires in the replacement markets it serves. The EEAME Tire Segment exported and sold approximately 5% of its 1999 tire production to unaffiliated customers located outside Eastern Europe, Morocco, South Africa and Turkey, which customers were located primarily in the Middle East and Africa. During 1999, approximately 51% of the tires produced by the EEAME Tire Segment were delivered to the other Tire Segments, primarily the European Union Tire Segment, and approximately 11% of the tires sold by the EEAME Tire Segment were imported from the other Tire Segments.

       Approximately 98% of the passenger and light truck tires, and approximately 77% of all medium truck tires, sold by the EEAME Tire Segment during 1999 were radials. During 1999, approximately 12% of all passenger tires sold by the EEAME Tire Segment were high performance type tires.

       The EEAME Tire Segment is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Poland, South Africa and Turkey. Manufacturers supplied by the EEAME Tire Segment include Fiat Auto Poland, Daewoo Poland, VW South Africa, Fiat Turkey and Renault Turkey. The EEAME Tire Segment has a significant share of each of the markets it serves. Its major competitors are Michelin, Bridgestone/ Firestone, Continental and Pirelli. Other competitors include local independent producers and imports from other regions, primarily Asia.

       Goodyear-brand tires in the various replacement markets served by the EEAME Tire Segment are sold through various channels of distribution. The principal method of distribution is through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, as well as Dunlop-brand (since September 1, 1999), Kelly-brand,

Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In South Africa, tires are also sold through a retail chain of approximately 220 retail stores owned by the Company. In the Middle East and most of Africa, tires are sold primarily through regional distributors for resale to independent dealers.

       No customer or group of affiliated customers accounted for as much as 3.0% of the sales of the EEAME Tire Segment during 1999 or as much as 4.1% in 1998. Sales to the ten largest customers of the EEAME Tire Segment represented less than 13.0% of its 1999 sales and less than 15.2% of its sales during 1998. The EEAME Tire Segment offers payment terms consistent with industry practices in the region. The working capital requirements of the EEAME Tire Segment are not unusual relative to the volume of sales involved and prevailing tire industry practices in the countries served by the EEAME Tire Segment.

LATIN AMERICAN TIRE

       Another Tire Segment, the Latin American tire business, manufactures, distributes and sells automobile, truck and farm tires in Mexico and throughout Central and South America ("Latin America"), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services (the "Latin American Tire Segment"). The principal class of products of the Latin American Tire Segment is new tires for automobiles, trucks and farm equipment. The Latin American Tire Segment manufactures tires in plants located in Brazil, Chile, Colombia, Guatemala, Mexico, Peru and Venezuela.

       The Latin American Tire Segment sold approximately 17.8 million tires in 1999, compared to 20.8 million tires in 1998 and 21.9 million tires in 1997. Sales of the Latin American Tire Segment during 1999 were $930.8 million and its 1999 operating income was $67.7 million.

       The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Latin American Tire Segment, and the percentage of Latin American Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

        Latin American Tire Segment sales .....     7.2%        9.9%     10.8%
        Latin American Tire Segment
          operating income ....................    12.5%       16.5%     19.4%
                Tire sales ....................    89.0%       90.5%     91.0%

       The Latin American Tire Segment manufactures and sells several lines of radial and bias-ply passenger, light truck, medium truck and farm tires in Latin America. A large number of tire lines are offered by the Latin American Tire Segment in the markets it serves, none of which has a significant share of any market in the region. The Latin American Tire Segment also (1) manufactures and sells tubes for truck and heavy equipment tires, (2) retreads, and provides various materials and related services for, truck, aircraft and heavy equipment tires, (3) manufactures other products, including batteries for motor vehicles,
(4) sells new aircraft tires, and (5) provides miscellaneous other products and services.

MARKETS AND OTHER INFORMATION

     The Latin American Tire Segment distributes and sells a broad line of tires for automobiles, trucks and farm equipment throughout Latin America to original equipment manufacturers and in the several replacement markets in the region and in various export markets. Goodyear's sales of tires to the replacement markets served by the Latin American Tire Segment substantially exceed its sales to original equipment manufacturers. During 1999, the Latin American Tire Segment sold approximately 3.6 million tires to OE customers and 14.2 million tires in the replacement markets it serves. In Mexico and Central and South America, approx-imately 83.7% of all passenger and light truck tires, and approximately 28.3% of all medium truck tires, sold by the Company during 1999 were radials.

The Latin American Tire Segment sells its tires to vehicle manufacturers in Argentina, Brazil, Chile, Colombia, Mexico and Venezuela and to independent dealers and distributors in each of the replacement markets in Latin America. The Latin American Tire Segment is a major supplier of tires to most manufacturers of automobiles and trucks with facilities in Latin America, including Ford, General Motors, Volkswagen, DaimlerChrysler, Fiat and Renault.

       Goodyear is a leading participant in each of the markets served by the Latin American Tire Segment. Major competitors in Latin America include Bridgestone/Firestone, Michelin and Pirelli. Other competitors include various regional producers and imports by various other tire companies, primarily from Asia. During 1999, the Latin American Tire Segment delivered approximately 26.3% of its tire production to other Tire Segments, primarily passenger and truck tires to the United States from plants in Argentina, Brazil, Chile, Mexico and Venezuela, exported and sold approximately 9.1% of its tire production to unaffiliated customers outside Latin America, and imported approximately 8.3% of the tires it sold from the other Tire Segments.

       No customer or group of affiliated customers accounted for as much as 6.5% of the Latin American Tire Segment's sales during 1999 or as much as 8.2% of its sales during 1998. The ten largest customers of the Latin American Tire Segment represented less than 24.9% of its sales for 1999 and less than 27.5% of its sales during 1998.

     The working capital employed by the Latin American Tire Segment is limited to the extent possible to reduce the effects of inflationary economic conditions in the region and is consistent with prevailing tire industry practices in Latin America. The inventories maintained by the Latin American Tire Segment are ordinarily at levels designed to optimize production schedules consistent with anticipated demand. The payment terms offered by the Latin American Tire Segment in each country in the region are consistent with industry practices in the relevant country. In certain countries the operations of the Latin American Tire Segment are affected from time to time by price controls, import controls, labor regulations, tariffs, and other restrictive governmental regulations.

ASIA TIRE

       The Company's tire business in Asia engages in the development, manufacture, distribution and sale of tires throughout east, southeast and south Asia and the western Pacific (the "Asia Tire Segment"). The Asia Tire Segment manufactures and sells several lines of tires for automobiles, light and medium trucks, aircraft, farm implements and construction equipment for both the original equipment and replacement markets. The Asia Tire Segment manufactures tires at facilities located in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and Thailand.

       The Asia Tire Segment sold approximately 12.0 million tires during 1999, compared to 10.9 million tires during 1998 and 11.8 million tires during 1997. Asia Tire Segment sales during 1999 were $575.9 million and 1999 EBIT was $26.0 million.

       The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Asia Tire Segment, and the percentage of Asia Tire Segment sales attributable to the sale of new tires, for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

        Asia Tire Segment sales ...............     4.5%        4.0%      5.1%
        Asia Tire Segment operating income ....     4.8%        0.7%      4.9%
                Tire sales ....................    96.7%       96.0%     96.9%

       The Asia Tire Segment manufactures and sells several lines of radial and bias-ply passenger tires, led by the Eagle F1 high performance line, the Eagle NCT3 and Eagle Aquatred lines. Various lines of radial and bias-ply truck tires are offered, including the Wrangler D-Mark radial light truck tire line and the Hi-Miler bias-ply medium truck tire line.

       The Asia Tire Segment also retreads truck, heavy equipment and aircraft tires and provides miscellaneous other products and services.

MARKETS AND OTHER INFORMATION

       The Asia Tire Segment distributes and sells tires in most countries in Asia and the western Pacific. Goodyear's sales to the replacement markets served by the Asia Tire Segment substantially exceed its sales to original equipment customers in the region. During 1999, the Asia Tire Segment sold approximately
2.4 million tires to OE customers and 9.6 million tires in the replacement markets it serves. The Asia Tire Segment also exports tires to other Tire Segments and to markets in other regions. During 1999, the Asia Tire Segment delivered approximately 10% of its tire production to other Tire Segments, primarily the North American Tire Segment, exported and sold approximately 4% of its tire production to unaffiliated customers located outside the region, and imported approximately 2% of the tires it sold from the other Tire Segments. Approximately 85% of all passenger and light truck tires, and approximately 2.5% of all medium truck tires, sold by the Asia Tire Segment during 1999 were radials.

     The Asia Tire Segment supplies tires to global automobile manufacturers with facilities in China, India, Indonesia, Malaysia and the Philippines, including BMW, Citroen, Daihatsu, DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Isuzu, Mitsubishi, Nissan, Toyota, Volkswagen and Volvo, and to regional manufacturers, including Perodua and Proton (Malaysia), Maruti, Skoda and Telco (India) and AAT (Thailand). In the replacement market, Goodyear sells tires through approximately 1,600 dealers and distributors.

     Goodyear is a leading tire manufacturer in several of the markets served by the Asia Tire Segment, including Indonesia, Malaysia and the Philippines. Goodyear is not a major supplier in Thailand, India, Japan, Korea or China. In Asia, Goodyear's principal competitors include Bridgestone, Michelin, Yokohama, Kumho, Hankook, MRF, Ceat and numerous regional tire companies.

     No customer or group of affiliated customers accounted for as much as 7.2% of the sales of the Asia Tire Segment during 1999 or as much as 10.6% of its sales during 1998. The ten largest customers of the Asia Tire Segment accounted for less than 22.8% of its 1999 sales and less than 31.8% of its 1998 sales. Ordinarily, the working capital requirements of the Asia Tire Segment are low relative to the volume of sales involved and are consistent with prevailing tire industry practices in each market it serves. During the past two years working capital requirements have increased somewhat due to the economic downturn in most of the region.

     The Asia Tire Segment information does not include the operations of South Pacific Tyre, an Australian Partnership, and South Pacific Tyres Limited, a New Zealand Company (together "SPT"), which are joint ventures 50% owned by Goodyear and 50% owned by Pacific Dunlop Limited. SPT is the largest tire manufacturer in Australia and New Zealand, with five tire manufacturing plants and 16 retread plants. For additional information regarding SPT, see Note 20, "Business Segments", of the notes to Financial Statements set forth in Item 8 of this Annual Report, at page 77. In Australia and New Zealand, SPT sells Goodyear-brand and Dunlop-brand tires through a chain of 560 retail stores and commercial tire centers owned by SPT.

     The Asia Tire Segment includes the activities of two newly formed joint venture companies in Japan, each of which is 25% owned by Goodyear. Sumitomo owns the other 75% of each company. One of these companies distributes Goodyear-brand passenger and truck tires manufactured by Sumitomo in Japan, or by Goodyear in other countries, in the replacement market in Japan. The other company sells Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear's 25% share of the net income or loss of these companies is reported as an increase or decrease to the operating income of the Asia Tire Segment using the equity method of accounting.

ENGINEERED PRODUCTS

       Another Segment engages in the development, manufacture, distribution and sale of numerous rubber and thermoplastic products worldwide (the "Engineered Products Segment"). Sales of the Engineered Products Segment during 1999 were $1.2 billion and its 1999 operating income was $71.0 million. The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Engineered Products Segment for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

        Engineered Products Segment sales .....     9.4%       10.1%     10.1%
        Engineered Products Segment
          operating income ....................    13.1%        9.9%     10.8%

       The products and services offered by the Engineered Products Segment include: (1) belts and hose for motor vehicles; (2) air springs, engine mounts and chassis parts for motor vehicles; (3) conveyor and power transmission belts;
(4) air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications; (5) tank tracks; and (6) various other engineered rubber products and miscellaneous services. Engineered Products are manufactured in 26 plants located in the United States, Canada, France, Brazil, Australia, Chile, China, Venezuela, Mexico, Slovenia and South Africa.

MARKETS AND OTHER INFORMATION

       Most products of the Engineered Products Segment are sold directly to manufacturers or through independent wholesale distributors. The major portion of the sales of the Engineered Products Segment is made to various industrial and transportation markets for replacement purposes.

       The Engineered Products Segment consists of several product lines in respect of which several manufacturers produce some, but not all, of the products manufactured by Goodyear. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Goodyear is a significant supplier of each of these products. Goodyear is a leading supplier of conveyor and power transmission belts and industrial hose products. More than 50 major firms participate in the various engineered rubber products markets. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by the Engineered Products Segment are generally considered to be high quality and competitive in price and performance.

       During 1999, the ten largest customers of the Engineered Products Segment accounted for approximately 41.3% (41.4% in 1998) of Engineered Products Segment sales and no customer, or group of affiliated customers, accounted for more than 11.7% (13.7% in 1998) of Engineered Products Segment sales. The principal customers of the Engineered Products Segment include DaimlerChrysler, Ford, General Motors, International Truck and Engine and AutoZone. The business of the Engineered Products Segment is not seasonal to any significant degree. The Engineered Products Segment does not maintain a significant inventory or require an unusual amount of working capital when considered in relation to the volume of business transacted.

CHEMICAL PRODUCTS

       Another Segment engages in the development, manufacture, distribution and sale of synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plas-tic processing, and other chemical products for industrial customers worldwide (the "Chemical Products Segment"). The Chemical Products Segment also owns and operates a natural rubber plantation and processing facility in Indonesia and conducts natural rubber purchasing operations.

       Chemical Products Segment sales during 1999 were $928.4 million and its 1999 operating income was $118.9 million. The table below sets forth the percentage of Goodyear's consolidated net sales and operating income attributable to the Chemical Products Segment (which includes sales and operating income in respect of products transferred to the other Segments), and to the sales of the Chemical Products Segments to Goodyear's other Segments, for each year in the three year period ended December 31, 1999:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999        1998      1997
                                                   -----        ----      -----

        Chemical Products Segment sales .......     7.2%        7.7%      8.3%
        Chemical Products Segment
          operating income ....................    22.0%       12.4%     10.7%

        Chemical Products Segment sales to
          other Segments ......................     3.8%        4.2%      4.4%

       The major portion (52.0%, 54.0% and 52.3% in 1999, 1998 and 1997, respectively) of the revenues of the Chemical Products Segment were sales to Goodyear's other Segments, primarily synthetic rubber and rubber processing chemicals to the North American Tire Segment, at the lower of a formula price or market. Substantially all production is in the United States, except for certain rubber chemicals manufactured in France.

MARKETS AND OTHER INFORMATION

       The Tire Segments purchase substantially all of the synthetic rubber, and a significant portion of the rubber processing chemicals, produced by the Chemical Products Segment. All of the natural rubber produced by Goodyear's plantation and processing facility is used by the Company. All rubber processing and other chemical products of the Chemical Products Segment sold to external customers are sold directly to manufacturers of various rubber, plastic and chemical products. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Goodyear believes the products offered by Chemical Products Segment are generally considered to be high quality and competitive in price and performance.

       During 1999, the ten largest unaffiliated customers of the Chemical Products Segment accounted for approximately 12.1% (10.9% in 1998) of the sales of the Chemical Products Segment and no unaffiliated customer accounted for more than 2.2% (2.0% in 1998) of its sales. The Chemical Products Segment business is not seasonal to any significant degree and does not require an unusual amount of inventory or working capital relative to the volume of business transacted.

                          GENERAL BUSINESS INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal raw materials used in Goodyear's tires and other rubber products are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 54%, 54% and 55% of all rubber consumed by Goodyear worldwide during 1999, 1998 and 1997, respectively. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. The major portion of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

       Nylon and polyester yarns are used by Goodyear, substantial quantities of which are processed in Goodyear's textile mills. Goodyear uses significant quantities of steel wire for radial tires, a portion of which is produced by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 1999, Goodyear anticipates the continued availability (subject to possible spot shortages) of all such materials during 2000.

       Goodyear uses substantial quantities of chemicals and fuels in the production of tires and other rubber products, synthetic rubber and latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be adequate for the Company's manufacturing plants.

     In the aggregate, the costs of natural rubber and other raw materials to Goodyear during 1999 decreased from 1998 levels. However, natural rubber and crude oil prices increased significantly in the world market beginning in late 1999. The Company anticipates significant increases in the cost of energy and most raw materials during 2000, especially natural rubber, chemical feedstocks and other raw materials and fuels derived from crude oil. Prices for energy and raw materials are also likely to be subject to price volatility during 2000.

PATENTS AND TRADEMARKS

       Goodyear owns approximately 1,937 patents issued by the United States Patent Office and approximately 7,413 patents issued or granted in other countries around the world, and also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 660 applications for United States Patents pending and approximately 5,763 patent applications on file in other countries around the world. While Goodyear considers that such patents, patent applications and licenses as a group are of material importance, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect its business considered as a whole or the business of any of its Segments.

       Goodyear owns or controls and uses approximately 1,300 different trademarks, including several using the word "Goodyear" or the word "Dunlop". These trademarks are protected by approximately 8,600 registrations worldwide. Goodyear also has approximately 830 trademark applications pending in the United States and other jurisdictions. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business considered as a whole or to the business of any of its Segments are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

BACKLOG

       Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Segments or its business considered as a whole.

GOVERNMENT BUSINESS

       The total amount of Goodyear's business during 1999 under contracts or subcontracts which were subject to termination at the election of the United States Government amounted to approx-imately 0.5% of Goodyear's consolidated net sales for 1999. The amount of business under such contracts or subcontracts during 1998 and 1997 was 0.6% of Goodyear's consolidated net sales for 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

       Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related products in Akron, Ohio, and Colmar-Berg, Luxembourg; and tire proving grounds in Akron, Ohio, Huntsville, Alabama, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates significant research and development facilities for other products in Akron, Ohio, Green, Ohio, Lincoln, Nebraska, Marysville, Ohio, and Orsay, France.

       During the years ended December 31, 1999, 1998, 1997, 1996 and 1995 Goodyear expended, directly or indirectly, $446.2 million, $420.7 million, $384.1 million, $374.5 million, and $369.3 million, respectively, on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new manufacturing processes and equipment and improvements to existing processes and equipment. Goodyear estimates that it will expend approximately $465.0 million for research and development activities during 2000.

EMPLOYEES

       At December 31, 1999, Goodyear employed approximately 108,561 people throughout the world. Of the approximately 42,629 persons employed in the United States at December 31, 1999, approximately 12,347 were covered by a master collective bargaining agreement, dated May 9, 1997, with the United Steel Workers of America, A.F.L.-C.I.O.-- C.L.C. ("USWA"), which agreement will expire on April 19, 2003 (subject to a reopener on April 19, 2000), and approximately 10,779 were covered by other contracts with the USWA and various other unions.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

       Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has a continuing program to ensure its compliance with Federal, state and local environmental and occupational safety and health laws and regulations. During 1999, 1998, 1997, 1996 and 1995, Goodyear made capital expenditures aggregating approximately $10.4 million, $17.5 million, $16.6 million, $12.5 million, and $17.4 million, respectively, for environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide. Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $6.4 million during 2000 and approximately $7.1 million during 2001. In addition, Goodyear expended approximately $63.9 million during 1999, and Goodyear estimates that it will expend approximately $76.9 million during 2000 and approximately $74.1 million during 2001, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances, which amounts are expected to be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on Goodyear's competitive position in the industries in which it participates. At December 31, 1999, Goodyear had reserved $72.6 million for anticipated costs, including site studies, the design and implementation of remediation plans, post-remediation monitoring and legal and consulting fees, associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. In the future

Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new and increasingly stringent environmental laws, such as the Clean Air Act, and regulatory standards and the availability of new technologies. Compliance with Federal, State and local environmental laws and regulations in the future may require a material increase in the Company's capital expenditures and may have a material adverse effect on the Company's earnings and competitive position.

                   INFORMATION ABOUT INTERNATIONAL OPERATIONS

       The Company, through its foreign subsidiaries, engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in the United States and 26 other countries. Goodyear's international manufacturing operations consist primarily of the production of tires. Engineered rubber and certain other products are also manufactured in certain of the Company's plants located outside the United States.

       Goodyear's consolidated net sales and long-lived assets were split between the United States and all foreign countries as follows:


                            NET SALES                                                     LONG-LIVED ASSETS
        --------------------------------------------------              ---------------------------------------------------------
              UNITED STATES              INTERNATIONAL                        UNITED STATES                INTERNATIONAL
        ----------------------    ------------------------              -------------------------  ------------------------------
YEAR                    PERCENT                    PERCENT                                PERCENT                      PERCENT
ENDED   IN MILLIONS       OF        IN MILLIONS      OF          AT       IN MILLIONS       OF         IN MILLIONS       OF
12/31    OF DOLLARS   CONSOLIDATED  OF DOLLARS  CONSOLIDATED    12/31     OF DOLLARS    CONSOLIDATED   OF DOLLARS    CONSOLIDATED
-----   -----------   ------------  ----------  ------------    -----     -----------   ------------   -----------    -----------
1999     $6,825.0        53%         $6,055.6       47%          1999       $4,080.1        56%          $3,224.9        44%
1998     $6,806.4        54%         $5,819.9       46%          1998       $2,750.6        51%          $2,649.5        49%
1997     $6,831.0        52%         $6,234.3       48%          1997       $2,966.6        59%          $2,074.1        41%


       Net sales to unaffiliated customers are attributed to the country where the sale is made, without regard to where the product was manufactured or where the product or service sold was delivered. During 1999, there was no foreign country in which Goodyear's operations contributed more than 6.8% of Goodyear's consolidated net sales. At December 31, 1999, there was no foreign country in which Goodyear's operation employed more than 5.1% of Goodyear's long-lived assets. Goodyear's operations in Brazil, Canada, England, Germany and France, Goodyear's five largest foreign operations, contributed approximately 23.0% of its consolidated net sales during 1999 and employed approximately 23.3% of Goodyear long-lived assets at December 31, 1999.

       Goodyear also participates in joint ventures with Pacific Dunlop Limited. Goodyear and Pacific Dunlop Limited each have a 50% equity interest in South Pacific Tyres, an Australian partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, "SPT"). SPT operates five tire manufacturing plants, 16 retread plants and a chain of approximately 560 retail outlets in Australia, New Zealand and Papua - New Guinea. The net sales of SPT during 1999, 1998 and 1997 were $657.8 million, $636.3 million and $743.7 million, respectively. The operating income of SPT during 1999, 1998 and 1997 was $31.2 million, $47.2 million and $62.3 million, respectively.

     In addition to the ordinary risks of the marketplace, the Company's foreign operations and the results thereof in some countries are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where Goodyear operates (primarily countries located in Central and South America), transfers of funds from foreign operations are generally or periodically subject to various restrictive governmental regulations.

ITEM 2.  PROPERTIES.

       Goodyear manufactures its products in 92 manufacturing facilities located around the world. There are 34 plants in the United States and 58 plants in 26 other countries.

       NORTH AMERICAN TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the North American Tire Segment, having an aggregate of approximately 24.3 million square feet of floor space, located: (A) in the United States (1) tire plants at Akron, Ohio; Danville, Virginia; Fayetteville, North Carolina; Freeport, Illinois; Gadsden, Alabama; Huntsville, Alabama; Lawton, Oklahoma; Tonawonda, New York; Topeka, Kansas; Tyler, Texas; and Union City, Tennessee; (2) steel tire wire cord plant at Asheboro, North Carolina; (3) textile mill at Decatur, Alabama; (4) tread rubber plants at Radford, Virginia; Social Circle, Georgia; and Spartanburg, South Carolina; and (5) tire mold plants at Statesville, North Carolina; and Stow, Ohio; and (B) in Canada, tire plants located at Medicine Hat, Alberta; Napanee, Ontario; and Valleyfield, Quebec.

       EUROPEAN UNION TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns and operates manufacturing facilities used by the European Union Tire Segment, having an aggregate of approximately 13.6 million square feet of floor space, as follows: (1) tire plants at Amiens (2 plants) and Montlucon, France; Colmar-Berg, Luxembourg; Fulda, Furstenwalde, Hanau, Philippsburg, Reisa and Wittlich, Germany; Birmingham, Washington and Wolverhampton, England; and (2) plants at Colmar-Berg, Luxembourg, for the manufacture of tire fabric, steel wire tire cord, tire molds and tire manufacturing machines.


       EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns and operates tire plants used by the EEAME Tire Segment, having an aggregate of approximately 7.2 million square feet of floor space, located at: Casablanca, Morocco; Adapazari and Ismit, Turkey; Debica, Poland; Kranj, Slovenia; and Uitenhage, South Africa.

       LATIN AMERICAN TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns and operates tire plants used by the Latin American Tire Segment, having an aggregate of approximately 7.0 million square feet of floor space, located at: Americana and Sao Paulo, Brazil (also tire molds, tire fabric and fabric dipping); Santa Barbara, Brazil (tread rubber; a leased facility); Santiago, Chile (also batteries); Cali, Colombia; Guatemala City, Guatemala; Mexico City, Mexico; Lima, Peru; and Valencia, Venezuela.

       ASIA TIRE SEGMENT MANUFACTURING FACILITIES. The Company owns (or has long term land use rights) and operates tire plants used by the Asia Tire Segment, having an aggregate of approximately 5.3 million square feet of floor space, located at: Dalian, China; Aurangabad and Ballabgarh, India; Bogor, Indonesia; Tatsuno, Japan; Kuala Lumpur, Malaysia; Las Pinas and Marikina, Philippines; Taipei, Taiwan; and Bangkok, Thailand.

       ENGINEERED PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns (or leases with the right to purchase at a nominal price) and operates the following manufacturing facilities used by the Engineered Product Segment, having an aggregate of approximately 5.2 million square feet of floor space, located: (A) in the United States, (1) hose products plants at Hannibal, Missouri, Lincoln, Nebraska (also power transmission products), Mt Pleasant, Iowa, Norfolk, Nebraska, and Sun Prairie, Wisconsin; (2) conveyor belting plants at Marysville, Ohio, and Spring Hope, North Carolina; (3) air springs plant at Green, Ohio; (4) molded rubber products plant at St. Marys, Ohio; and (5) textile mill at Cartersville, Georgia; and (B) in Canada, (1) hose products plants at Collingwood, Ontario, and St. Alphonse de Granby, Quebec; (2) conveyor belting plant at Bowmanville, Ontario; (3) power transmission products plant at Owen Sound, Ontario; and (4) molded rubber products plant at Quebec City, Quebec; (C) in Europe, an air springs and power transmission products plant at Kranj, Slovenia, and air springs at the Montlucon, France, tire plant; (D) in Africa, a conveyor belting and power transmission products plant at Uitenhage, South Africa; (E) in Latin America, (1) conveyor and power transmission belting, hose products and tex-tiles and films products plants at Sao Paulo, Brazil; (2) air springs plant at Maua, Brazil; (3) conveyor belting and hose products plant at Santiago, Chile;
(4) power transmission products plant at Chihuahua, Mexico; (5) hose products and power transmission products at Tinaquillo, Venezuela; and (6) hose products and air springs plant at San Luis Potosi, Mexico; and (F) in Asia, (1) conveyor belting plant at Bayswater, Australia; and (2) hose products plant at Qingdao, China.

       CHEMICAL PRODUCTS SEGMENT MANUFACTURING FACILITIES. The Company owns and operates manufacturing facilities used by the Chemical Products Segment having an aggregate of approximately 2.5 million square feet of floor space consisting of: (1) synthetic rubber and rubber chemicals plants at Bayport, Beaumont and Houston, Texas; (2) specialty resins plant at Akron, Ohio; and (3) rubber chemicals plant at Niagara Falls, New York; and (4) specialty resins and rubber chemicals plant at LeHavre, France.

       The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment, for expansion and modernization of existing plants and equipment and related assets, for tire molds, and for various other projects (excluding the cost of any acquisitions of new businesses) were $805.0 million in 1999, $838.4 million in 1998, and $699.0 million in 1997. Of said amounts, $483.4 million in 1999, $447.7 million in 1998 and $343.2 million in 1997 were expended on facilities located in the United States. Capital expenditure used on projects to increase capacity and improve productivity totaled $410.7 million in 1999, $365.1 million in 1998 and $322.9 million in 1997. The Company estimates that its capital expenditures during 2000 will total approximately $600 million to $700 million, of which amount approximately $250 million to $300 million will be expended on new plants or projects to increase the capacity and improve the productivity of existing facilities.

       Goodyear's radial passenger and truck tire plants in North America and Europe were operated at approximately 92% of capacity during 1999, 1998, and 1997 (excluding the 19 day period in 1997 plants were closed due to the strike by the United Steel Workers at five tire plants in the United States). Goodyear's worldwide tire capacity utilization was approximately 92% of capacity during 1999, approximately 91% of capacity during 1998 and 90% during 1997 (excluding the period of said strike). The Company expects continued high levels of capacity utilization by the tire industry during 2000 based on current demand levels and forecasts that indicate continued high production levels by original equipment manufacturers in the United States and Europe, growth in the original equipment markets in Asia and Latin America, and continued growth in the replacement markets throughout the world. The manufacturing facilities used by the Engineered Products Segment were operated at approximately 69% of rated capacity during 1999, compared to approximately 76% in 1998 and 77% in 1997. The manufacturing facilities used by the Chemical Products Segment were operated at approximately 86% of rated capacity during 1999, compared to 90% in 1998 and 89% in 1997.

       In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. Goodyear has expansion projects planned or underway at several of its existing tire plants and certain other tire manufacturers are building, or have announced plans to install, additional capacity for passenger tires and light and medium truck tires over the next few years. Since 1996, Goodyear has also acquired additional tire manufacturing capacity in various markets, including India, the Philippines, Poland, Slovenia and South Africa, and, in the global alliance with Sumitomo, in the United States, England, France and Germany. The Company expects that its manufacturing facilities will have production capacity sufficient to satisfy presently anticipated demand for its tires and other products for the foreseeable future when the Company's planned plant expansion, modernization and rationalization projects have been completed.

       During 1999, the Company experienced higher than expected levels of demand for certain lines and sizes of passenger and truck tires in North America. As a result, the Company was unable to fill on a timely basis a substantial portion of orders for such tires. In order to restore the Companys' ability to fill orders on a timely basis, the Company resumed the production of certain tires at its Gadsden, Alabama, tire plant (which was producing 16,000 passenger and light truck tires per day in January 2000), increased capacity through expansion and continuous operation programs at certain of its other North American Tire plants, and increased imports of certain sizes and types of tires from Europe, Latin America and Asia. In addition, the Company's September 1, 1999 acquisition of two Dunlop tire plants in the United States, added capacity to produce approximately 32,000 passenger and truck tires per day. The Company's tire manufacturing facilities are expected to have capacity sufficient to satisfy presently anticipated demand for the Company's tires in North America by the end of 2000.

       The Company also owns and operates a rubber plantation processing facility in Indonesia, and research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, Lincoln, Nebraska, Green, Ohio, Marysville, Ohio, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres). The Company also operates a tire proving ground in Colmar-Berg, Luxembourg.

       The Company operates approximately 1,012 retail outlets for the sale of its tires to consumers in the United States and Canada and approximately 788 retail outlets in other countries. Worldwide, the Company also operates approximately 111 tire retreading facilities and approximately 256 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 9, "Properties and Plants," and Note 11, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at pages 66 and 70, respectively.

ITEM 3. LEGAL PROCEEDINGS.

       At February 29, 2000, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

       (A) Since January 19, 1990, a series of 66 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), formerly a wholly-owned subsidiary (and now a part) of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the District Court granted Registrant's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. The plaintiffs appealed the Order and Judgment of the District Court and, on May 11, 1998, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the District Court and remanded the cases for further proceedings. On January 28, 1999, the District Court granted Registrant's motion for summary judgment on causation and issued a Final Judgment Order with respect to all of these cases, dismissing each case with prejudice and assessing costs to the plaintiffs. On February 24, 1999, the plaintiffs appealed the Final Judgment Order of the District Court to the United States Court of Appeals for the Fourth Circuit.

       (B) On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named Plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Government as a part of the United States Department of Energy ("DOE") located in Pike County, Ohio (the "Portsmouth DOE Plant"), against Divested Atomic Corporation ("DAC"), the successor by merger of Goodyear Atomic Corporation ("GAC"), Registrant and Martin Marietta Energy Systems, Inc., presently known as Lockheed Martin Energy Systems ("LMES"). GAC had operated the Portsmouth DOE Plant pursuant to a series of contracts with the DOE for several years until November 16, 1986, when LMES assumed operation of the Portsmouth DOE Plant. The Plaintiffs allege that the past and present operators of the Portsmouth DOE Plant, GAC (then a wholly-owned subsidiary of Registrant) and LMES, contaminated certain areas near the Portsmouth DOE Plant with radioactive or other hazardous materials, or both, causing property damage and emotional distress. Plaintiffs are claiming $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a new civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, on behalf of approximately 276 persons who currently reside, or in the past resided, near the Portsmouth DOE Plant against DAC, the Registrant and LMES. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run off from the Portsmouth DOE Plant, that DAC (and, therefore, Registrant) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and
(iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million of punitive damages, costs, expenses, attorney's fees and other unspecified legal and equitable remedies.

       (C) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against Registrant (and two employees of Registrant) by 22 independent tire dealers or franchisees located in Texas who are or were customers of Registrant. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealing with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. In 1998, plaintiffs voluntarily dismissed the claim that Registrant violated the Texas Antitrust Act. In February 1999, on Registrant's motion, the Court issued an order dismissing with prejudice the plaintiffs' claim that Registrant breached its fiduciary duty to the plaintiffs and all of the claims of two of the plaintiffs were dismissed with prejudice. The Court, in response to a motion by Registrant, has issued an order that the claims of each plaintiff shall be adjudicated in a separate trial. The twenty remaining plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater of $230 million or 10% of Registrant's net worth, and injunctive and other relief.

       (D) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), and five individuals, including Samir G. Gibara, Chairman of the Board, Chief Executive Officer and President of Registrant, by Orion Tire Corporation, a California corporation ("Orion"), China Tire Holdings Limited, a Bermuda corporation ("China Tire"), and China Strategic Holdings Limited, a Hong Kong corporation ("China Strategic"). The plaintiffs alleged, among other things, that, in connection with Registrant's acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, in 1994, Registrant and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, violated the California Cartwright Act by engaging in an unlawful combination and conspiracy in restraint of trade and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, all defendants were alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs claimed more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from Registrant and GIC and such further relief as the court may deem appropriate. On motions made by Registrant, the District Court dismissed all individual defendants from the proceedings for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire, and entered an order on August 12, 1999 dismissing the entire cause of action. On September 9, 1999, the plaintiffs appealed the order of the District Court to the United States Court of Appeals for the Ninth Circuit.

       On December 27, 1999, China Tire filed a civil action (China Tire v. Goodyear, et al., Case No. 5:99CV3163) in United States District Court for the North District of Ohio, Eastern Division, against Registrant and GIC alleging that (1) Registrant committed violations of Section 1962(b) and Section 1962(c) of the Racketeer Influenced and Corrupt Organization Act in connection with the Registrant's acquisition of a 75% interest in the Dalian Facility, (2) Registrant and GIC committed trade libel by intentionally publishing statements known to be untrue concerning the plaintiff to various parties that were for the purpose of disparaging and causing monetary harm to the plaintiff, and (3) Registrant and GIC violated the Ohio Deceptive Trade Practices Act in negotiations regarding the Dalian Facility. The plaintiff is seeking an aggregate of $3.5 billion of actual and punitive damages, prejudgment interest, attorneys' fees and costs, and such further relief as the court deems proper. On January 14, 2000, Registrant and GIC filed a motion to dismiss on the grounds that, among other things, the claims are barred by the above described case in California which is currently on appeal before the United States Court of Appeals for the Ninth Circuit, are time barred as a matter of law and fail to state claims upon which relief can be granted.

       (E) In January 1997, Registrant filed a civil action, Goodyear v. Chiles Power Supply Inc., d/b/a Heatway Systems (Case No. 5:97CV0335), against Chiles Power Supply Inc. ("Heatway"), in the United States District Court for the Northern District of Ohio, Eastern Division, seeking (i) to collect $2.07 million due for Entran 3 hose sold and delivered to Heatway and (ii) to obtain a declaratory judgment to the effect that Registrant's obligations in respect of Entran 2 hose sold to Heatway in the past are limited by Registrant's standard written terms and conditions of sale. Heatway counterclaimed, alleging that, among other things, all Entran 2 hose sold to Heatway was defective, that Registrant misrepresented the properties and capabilities of Entran 2 hose, that the Entran 2 hose sold to Heatway was not merchantable, and that Heatway has been damaged as a result. Heatway asserted that its actual damages could be as much as $2.5 billion. In June 1998, the District Court granted Registrant's motion for summary judgment against Heatway as to its claim for $2.07 million due for hose purchased from Registrant. A trial was held during January and February of 2000 on the counterclaims asserted by Heatway and the jury rendered its verdict that Registrant did not breach the implied warranty of merchantability in respect of the Entran 2 hose sold to Heatway. On February 4, 2000, the District Court entered an order terminating and dismissing all of the counterclaims of Heatway and entering the judgment against Heatway for $2.07 million, plus interest and costs. Heatway filed a voluntary petition (under Chapter 11 of the Bankruptcy Code) in the United States Bankruptcy Court, Western District of Missouri, on February 25, 2000. In November 1998, a class action complaint, Anderson, et al. v. Goodyear, et al., (Case Number 98CV439), was filed in the District Court of Eagle County, Colorado, against Registrant and Heatway on behalf of a putative class consisting of all persons who have or had an ownership interest in real property located in

Colorado on which heating systems using Entran 2 hose have been installed and who have suffered or may suffer damage to their property due to the alleged defective nature of the Heatway systems and/or Entran 2 hose. The plaintiffs claim breach of express warranty, breach of implied warranty of merchantability and fitness for a particular purpose, negligence and strict liability for defective product against both Heatway and Registrant. In addition, twenty other cases involving approximately one hundred sites have been filed against Heatway and Registrant by plaintiffs who purchased Heatway heating systems alleging damages resulting from system failures based on all or some of the claims made in the Anderson Case. Registrant, on motion, was dismissed from one of these cases. The plaintiffs in these cases are claiming damages in unspecified amounts, plus interest from the date damages were incurred, attorney's fees, costs and such other relief as the courts may deem proper.

       (F) Goodyear received subpoenas in 1995, 1996 and 1998 in connection with an industry-wide investigation by the Cleveland, Ohio, office of the Antitrust Division of the United States Department of Justice into possible violations of
Section 1 of the Sherman Act by tire manufacturers. The subpoenas called for the production of documents to a federal grand jury sitting in Cleveland. Goodyear completed its response to the subpoenas and cooperated fully with the Department of Justice in the investigation. On February 18, 2000, the Department of Justice notified Goodyear that the investigation has been closed.

       (G) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at February 29, 2000, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

       Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at February 29, 2000, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 1999, by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear's consolidated net income for the period during which such determination occurs could be materially affected.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 1999.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

       Set forth below, in accordance with Instruction 3 to Item 401(b) of Regulation S-K, are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registant at February 29, 2000, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

         NAME                   POSITION(S) HELD                  AGE
         ----                   ----------------                  ----

      SAMIR G. GIBARA         CHAIRMAN OF THE BOARD, CHIEF
                                 EXECUTIVE OFFICER                 60
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


       WILLIAM J. SHARP      PRESIDENT, NORTH AMERICAN TIRE      58

       Mr. Sharp served in various tire production posts until elected, effective April 1, 1991, an Executive Vice President of Registrant, serving in that capacity, as the executive officer of Registrant responsible for Goodyear's tire manufacturing and distribution operations and research, development and engineering activities until October 1, 1992, when he became the executive officer of Registrant responsible for the operations of Registrant's subsidiaries in Europe. From January 1, 1996 through June 30, 1999, Mr. Sharp was Registrant's President, Global Support Operations of Registrant, and, as such, was the executive officer having corporate responsibility for Goodyear's research and development, manufacturing, purchasing, materials management, quality assurance, and environmental and health and safety improvement activities worldwide. Effective July 1, 1999, Mr. Sharp was appointed, and on August 3, 1999 he was elected, President, North American Tire, of Registrant. Mr. Sharp is the executive officer of Registrant responsible for Goodyear's tire operations in the United States and Canada. Mr. Sharp has been an employee of Goodyear since 1964.


       SYLVAIN G. VALENSI    PRESIDENT, EUROPEAN UNION TIRE       57

       Mr. Valensi served in various finance, sales and marketing positions until November 1993, when he was named President and Chief Executive Officer of Goodyear France S.A., a wholly-owned subsidiary of Registrant. On February 1, 1996, Mr. Valensi was appointed Vice President, European Region. On November 5, 1996, Mr. Valensi was elected a Vice President of Registrant and, in that capacity, served as the executive officer of Registrant responsible for Goodyear's tire operations in Europe, Africa and the Middle East. Effective July 1, 1999, Mr. Valensi was appointed, and on August 3, 1999 he was elected, President, European Union Tire, of Registrant. Mr. Valensi is the executive officer of Registrant responsible for Goodyear's tire operations throughout Western Europe. Mr. Valensi has been an employee of Goodyear since 1965.


DENNIS E. DICK                PRESIDENT, ENGINEERED AND
                                 CHEMICAL PRODUCTS                60

       Mr. Dick served in various research and development and production posts until elected a Vice President of Registrant on April 9, 1984, serving as the executive officer of Registrant responsible for Goodyear's general products technology management activities worldwide until October 1991, when he was appointed Vice President and General Manager of Goodyear's Chemical Division. On November 5, 1996, Mr. Dick was elected a Vice President of Registrant and served as the executive officer of Registrant responsible for Goodyear's worldwide Chemical Products operations. Effective July 1, 1999, Mr. Dick was appointed, and on August 3, 1999 he was elected, President, Engineered and Chemical Products, of Registrant. Mr. Dick is the executive officer of Registrant responsible for Goodyear's engineered products and chemical products operations worldwide. Mr. Dick has been an employee of Goodyear since 1964.

         NAME                   POSITION(S) HELD                        AGE
         ----                   ----------------                        ----

    JOHN C. POLHEMUS       PRESIDENT, LATIN AMERICA REGION               55

       Mr. Polhemus served in various managerial positions in Goodyear's international operations until June 1, 1991, when he was appointed Managing Director and President of Goodyear do Brazil Produtos de Borracha Ltda, a wholly-owned subsidiary of Registrant. On April 10, 1995, Mr. Polhemus was appointed, and on November 5, 1996 he was elected, a Vice President of Registrant for the Latin America region, serving as the executive officer of Registrant responsible for Goodyear's tire operations in Latin America. Effective July 1, 1999, Mr. Polhemus was appointed, and on August 3, 1999 he was elected, President, Latin America Region, of Registrant. Mr. Polhemus is the executive officer of Registrant responsible for Goodyear's tire operations throughout Mexico, Central America and South America. Mr. Polhemus has been an employee of Goodyear since 1969.


   MICHAEL J. RONEY        PRESIDENT, EASTERN EUROPE,                    45
                             AFRICA AND MIDDLE EAST

       Mr. Roney served in various international financial, sales and managerial posts until May, 1995, when he was appointed managing director of Goodyear do Brazil Produtos de Borracha Ltda, a subsidiary of Registrant operating in Brazil, a post he held until September 1, 1998, when he was appointed Vice President for the Asia region, in which capacity he was responsible for Goodyear's tire operations in the Asia, Australia and western Pacific regions. On December 1, 1998, Mr. Roney was appointed President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly-owned subsidiary of Registrant, and was responsible for Goodyear's tire operations in Mexico. Effective July 1, 1999, Mr. Roney was appointed, and on August 3, 1999 he was elected, President, Eastern Europe, Africa and Middle East, of Registrant. Mr. Roney is the executive officer of Registrant responsible for Goodyear's tire operations in Eastern Europe, Africa and the Middle East. Mr. Roney has been an employee of Goodyear since 1981.


   HUGH D. PACE              PRESIDENT, ASIA REGION                     48

       Mr. Pace served in various international sales and marketing posts until 1992, when he became President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly-owned subsidiary of Registrant. Mr. Pace was elected a Vice President of Registrant effective December 1, 1998, serving as the executive officer of Registrant responsible for Goodyear's tire operations in the Asia region. Effective July 1, 1999, Mr. Pace was appointed, and on August 3, 1999 he was elected, President, Asia Region, of Registrant. Mr. Pace is the executive officer of Registrant responsible for Goodyear's tire operations in Asia and the western Pacific. Mr. Pace has been an employee of Goodyear since 1975.


   ROBERT W. TIEKEN          EXECUTIVE VICE PRESIDENT                   60
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

         NAME                   POSITION(S) HELD                  AGE
         ----                   ----------------                  ----

       VERNON L. DUNCKEL        SENIOR VICE PRESIDENT,             61
                                GLOBAL PRODUCT SUPPLY

       Mr. Dunckel served in various quality assurance, production and managerial posts in the United States and Canada until October 1992, when he was appointed Director of Tire Manufacturing - Europe, serving in that capacity until June 30, 1999. Effective July 1, 1999, Mr. Dunckel was appointed, and on August 3, 1999 he was elected, Senior Vice President, Global Product Supply, of Registrant. Mr. Dunckel is the executive officer of Registrant responsible for Goodyear's facilities planning, purchasing, manufacturing and engineering applications activities worldwide. Mr. Dunckel has been an employee of Goodyear since 1962.


       JOSEPH M. GINGO          SENIOR VICE PRESIDENT,             55
                                TECHNOLOGY AND GLOBAL
                                PRODUCTS PLANNING

       Mr. Gingo served in various research and development and managerial posts until elected a Vice President of Registrant effective November 1, 1992, serving as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until January 1, 1995, when he was appointed Vice President, Asia Region. On November 5, 1996, Mr. Gingo was elected a Vice President of Registrant and, in that capacity, was responsible for Goodyear's operations in Asia until September 1, 1998, when he was placed on special assignment to the Chairman of the Board. From December 1, 1998 to June 30, 1999, Mr. Gingo served as the Vice President of Registrant responsible for Goodyear's worldwide Engineered Products operations. Effective July 1, 1999, Mr. Gingo was appointed, and on August 3, 1999 he was elected, Senior Vice President, Technology and Global Products Planning, of Registrant. Mr. Gingo is the executive officer of Registrant responsible for Goodyear's research and tire technology development and product planning operations worldwide and for Goodyear's global aviation and off-the-road tire businesses. Mr. Gingo has been an employee of Goodyear since 1966.


       C. THOMAS HARVIE         SENIOR VICE PRESIDENT
                                AND GENERAL COUNSEL                56

       Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel of Registrant. Effective July 1, 1999, Mr. Harvie was appointed, and on August 3, 1999 he was elected, Senior Vice President and General Counsel of Registrant. Mr. Harvie is the chief legal officer of Registrant and is the executive officer of Registrant responsible for the government relations and real estate activities of Goodyear. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995.


       JOHN P. PERDUYN          SENIOR VICE PRESIDENT,             60
                                GLOBAL COMMUNICATIONS

       Mr. Perduyn served in various public relations posts until he was elected a Vice President of Registrant effective June 1, 1989, serving in that capacity as the executive officer of Registrant responsible for Goodyear's public affairs activities. Effective July 1, 1999, Mr. Perduyn was appointed, and on August 3, 1999 he was elected, Senior Vice President, Global Communications, of Registrant. Mr. Perduyn is responsible for Goodyear's public relations and related activities worldwide. Mr. Perduyn has been an employee of Goodyear since 1970.

         NAME                   POSITION(S) HELD                  AGE
         ----                   ----------------                  ----

         CLARK E. SPRANG        SENIOR VICE PRESIDENT,             56
                                BUSINESS DEVELOPMENT AND
                                BUSINESS INTEGRATION

       Mr. Sprang served in various financial posts until appointed Vice President Business Development effective September 1, 1993. Mr. Sprang was elected a Vice President of Registrant on November 5, 1996 and served as the executive officer of Registrant responsible for Goodyear's worldwide business development activities until June 30, 1999. Effective July 1, 1999, Mr. Sprang was appointed, and on August 3, 1999 he was elected, Senior Vice President, Business Development and Business Integration, of Registrant. Mr. Sprang is the executive officer of Registrant responsible for Goodyear's business development, business integration and related activities worldwide. Mr. Sprang has been an employee of Goodyear since 1966.


       W. JAMES FISH            SENIOR VICE PRESIDENT,             56
                                GLOBAL HUMAN RESOURCES

       Mr. Fish joined Goodyear on February 1, 2000. He was elected Senior Vice President, Global Human Resources, of Registrant on February 8, 2000. He is the executive officer of Registrant responsible for Goodyear's global human resources activities. Prior to joining Goodyear, Mr. Fish was Executive Director, Corporate Human Resources at Ford Motor Company from 1994 to 1996. He served as the Executive Director, Human Resources Customer Operations, of Ford Motor Company from 1996 to January of 2000.


       STEPHANIE W. BERGERON    VICE PRESIDENT AND TREASURER       46

       Ms. Bergeron joined Goodyear on December 29, 1998 and was elected Vice President and Treasurer of Registrant effective January 1, 1999. Ms. Bergeron is the executive officer responsible for Goodyear's worldwide treasury operations, investor relations activities, risk management programs and pension assets management. Ms. Bergeron is also serving as the principal accounting officer of Registrant. Prior to joining Goodyear, Ms. Bergeron was Vice President and Assistant Treasurer - Corporate Finance of DaimlerChrysler Corporation, serving in that position beginning November of 1994. She was Finance Director, Corporate Financial Activities, of Chrysler Corporation from 1993 to November 1994.


       JAMES BOYAZIS            VICE PRESIDENT AND SECRETARY       63

       Mr. Boyazis joined Goodyear in 1963, serving in various posts until June 2, 1987, when he was elected a Vice President and the Secretary of Registrant. He is also the Associate General Counsel of Registrant.


       RICHARD P. ADANTE        VICE PRESIDENT                     53

       Mr. Adante served in various engineering and management posts until April 1, 1991, when he was elected a Vice President of Registrant. He is the executive officer of Registrant responsible for Goodyear's materials management operations for tires in North America. Mr. Adante has been an employee of Goodyear since 1966.


       DONALD D. HARPER         VICE PRESIDENT                     53

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

         NAME                   POSITION(S) HELD                  AGE
         ----                   ----------------                  ----

       WILLIAM M. HOPKINS       VICE PRESIDENT                     55

       Mr. Hopkins served in various tire technology and managerial posts until appointed General Manager of Multipurpose Vehicle and Specialty Tires in January of 1993. Mr. Hopkins was appointed Director of Tire Technology for North American Tires effective June 1, 1996. He was elected a Vice President of Registrant effective May 19, 1998 and, in that capacity, served as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until August 1, 1999. Since August 1, 1999, Mr. Hopkins has served as the executive officer of Registrant responsible for Goodyear's worldwide product marketing and technology planning activities. Mr. Hopkins has been an employee of Goodyear since 1967.


       KENNETH B. KLECKNER      VICE PRESIDENT                     51

       Mr. Kleckner served in various engineering and manufacturing management posts until May 1994, when he was appointed Vice President of Manufacturing and Operations of Kelly-Springfield Tire Company, a division of Registrant. In June of 1996, he was appointed Director - Tire Manufacturing for the Company's Latin American Region. He was appointed Vice President - Engineering effective June 16, 1997. Mr. Kleckner was elected a Vice President of Registrant effective May 19, 1998. He is the executive officer of Registrant responsible for Goodyear's worldwide process engineering and manufacturing technology activities. Mr. Kleckner has been an employee of Goodyear since 1971.


       GARY A. MILLER           VICE PRESIDENT                     53

       Mr. Miller served in various management and research and development posts until he was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant primarily responsible for Goodyear's purchasing operations worldwide. Mr. Miller has been an employee of Goodyear since 1967.


       JOHN W. RICHARDSON       VICE PRESIDENT                     54

       Mr. Richardson served in various financial and general management posts until he was appointed General Auditor of Goodyear on February 1, 1993, serving in that post until appointed Vice President and Comptroller on June 1, 1996. He was elected Vice President - Corporate Finance of Registrant on November 5, 1996 and in that capacity served as the principal accounting officer of Registrant until August 31, 1999. Since September 1, 1999, Mr. Richardson has served as Vice President, Finance - North American Tire, of Registrant and, in that capacity, is the executive officer of Registrant responsible for the financial functions of Goodyear's tire operations in the United States and Canada. Mr. Richardson has been an employee of Goodyear since 1967.


       RICHARD J. STEICHEN      VICE PRESIDENT                     55

       Dr. Steichen served in various research and development posts until December 1, 1994, when he was elected a Vice President of Registrant, responsible for Goodyear's worldwide tire technology activities. Since May 1, 1998, Dr. Steichen has been the executive officer of Registrant responsible for Goodyear's research activities. Dr. Steichen has been an employee of Goodyear since 1973.

       No family relationship exists between any of the above named executive officers or between said executive officers and any director or nominee for director of Registrant.

       Each executive officer is elected by the Board of Directors of Registrant at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 10, 2000.

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

       Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 1999 and 1998 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 82 and is incorporated herein by specific reference. The first quarter 2000 cash dividend of $.30 per share will be paid on March 15, 2000 to shareholders of record at February 16, 2000.

       At February 16, 2000, there were 28,212 record holders of the 156,353,841 shares of the Common Stock of Registrant then outstanding. Approximately 8,791,862 shares of the Common Stock of Registrant were beneficially owned by approximately 32,942 participants in four Employee Savings Plans sponsored by Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.

                             *   *   *   *   *   *


       On February 25, 1999, Registrant issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (the "Note") which is convertible into 2,281,115 shares of the Common Stock of Registrant at a conversion price of Yen5,731 per share, subject to certain adjustments. The Note was purchased by Sumitomo and is not transferable. The terms of the Note provide that Registrant may redeem the Note prior to the period during which it is convertible. If the Note is not redeemed, during the period beginning July 16, 2000, and ending August 15, 2000, Sumitomo may convert the entire principal amount of the Note into said 2,281,115 shares (subject to certain adjustments) of the Common Stock of Registrant. The Note was sold directly to Sumitomo at par. No commission or underwriter's discount was paid in connection with the issuance and sale of the Note and no commission or fee will be paid upon any conversion of the Note into shares of Registrant's Common Stock. The proceeds were used to purchase a similar convertible note from Sumitomo. On June 14, 1999, Registrant and Sumitomo agreed that Goodyear will not redeem the Note and that Sumitomo will convert the Note into shares of Registrant's Common Stock in accordance with its terms, subject to certain conditions. The Registrant determined that the sale of the Note was, and any issuance of Registrant's Common Stock to Sumitomo upon conversion of the Note will be, exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE)............                1999            1998            1997            1996           1995
                                                        ---------       ---------       ---------       ---------       ---------
Net Sales .................................             $12,880.6       $12,626.3       $13,065.3       $12,985.7       $13,039.2

Income from Continuing
 Operations ...............................                 241.1           717.0           522.4           558.5           575.2

Discontinued Operations ...................                   -             (34.7)           36.3          (456.8)           35.8
                                                        ---------       ---------       ---------       ---------       ---------

Net Income ................................             $   241.1       $   682.3       $   558.7       $   101.7       $   611.0
                                                        =========       =========       =========       =========       =========

Per Share of Common Stock:

Income (Loss) Per Share-Basic:

Income from Continuing
 Operations ...............................             $    1.54       $    4.58        $   3.34        $   3.60       $    3.78

Discontinued Operations ...................                  -               (.22)            .24           (2.94)            .24
                                                        ---------       ---------       ---------       ---------       ---------

Net Income-Basic ..........................             $    1.54       $    4.36        $   3.58        $    .66       $    4.02
                                                        =========       =========       =========       =========       =========

Income (Loss) Per Share-Diluted:

Income from Continuing
 Operations ...............................             $    1.52       $    4.53        $   3.30        $   3.56       $    3.74

Discontinued Operations ...................                  -               (.22)            .23           (2.91)            .23
                                                        ---------       ---------       ---------       ---------       ---------

Net Income-Diluted ........................             $    1.52       $     4.31       $   3.53        $    .65       $    3.97
                                                        =========       =========       =========       =========       =========

Dividends Per Share .......................             $    1.20       $     1.20       $   1.14        $   1.03       $     .95

Total Assets ..............................             $13,102.6       $ 10,589.3       $9,917.4        $9,671.8       $ 9,789.6

Long Term Debt ............................             $ 2,347.9       $  1,186.5       $  844.5        $1,132.2       $ 1,320.0

Shareholders' Equity ......................             $ 3,617.1       $  3,745.8       $3,395.5        $3,279.1       $ 3,281.7


NOTES: (1)    See "Principles of Consolidation" at Note 1 ("Accounting
              Policies") to the Financial Statements at page 57.

       (2) Net Income in 1999 included net after-tax gains of $154.8 million, or $.97 per share-diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $132.5 million after tax, or $.84 per share-diluted.

       (3) Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share-diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

       (4) Net Income in 1997 included net after-tax charges of $176.3 million, or $1.12 per share-diluted, for rationalizations.

       (5) Net income in 1996 included a net after-tax charge of $573.0 million, or $3.65 per share - diluted, for the writedown of the All American Pipeline System and related assets and certain rationalization actions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(All per share amounts are diluted)

CONSOLIDATED

       Sales in 1999 were $12.88 billion, compared to $12.63 billion in 1998 and $13.07 billion in 1997.

       Income from continuing operations in 1999 was $241.1 million or $1.52 per share, decreasing 66.4% from $717.0 million or $4.53 per share in 1998 and 53.8% from $522.4 million or $3.30 per share in 1997.

       Net income was $241.1 million or $1.52 per share in 1999, compared to $682.3 million or $4.31 per share in 1998 and $558.7 million or $3.53 per share in 1997.

NET SALES

       Worldwide tire unit sales in 1999 were 12.9 million units, or 6.9%, higher than in 1998. The increase reflects the Company's strategic alliance with Sumitomo Rubber Industries Ltd. (Sumitomo), which commenced operations on September 1, 1999 in North America and Europe and contributed 14.4 million units during the last four months of 1999. North American Tire (United States and Canada) volume increased more than 4 million units, which included 4.1 million units contributed by the Dunlop businesses. North American Tire performance was limited by capacity constraints in certain passenger and truck tire lines resulting from higher than anticipated demand from the Company's original equipment (OE) customers and national chain merchandisers in the North American replacement market, coupled with closing the Gadsden, Alabama manufacturing facility and the inability to replace lost capacity to meet increased demand. Total North American volume increased 3.8% from 1998 while international unit sales increased 10.7%. Worldwide OE unit sales rose 8.2% from 1998, while worldwide replacement unit sales increased 6.3%. Both the OE and replacement markets benefited in 1999 from increased volume in North America, Europe and Asia. Significant decreases in OE and replacement unit sales were experienced in Latin American markets in 1999.

       Worldwide tire unit sales in 1998 increased 1.7% from 1997. Replacement unit sales increased 4.4%, but OE volume decreased 4.3% due primarily to adverse economic conditions in Latin America and Asia. North American volume rose 2.3% and European Union unit sales were 8.9% higher.

       Revenues increased in 1999 due primarily to higher tire unit sales. The Dunlop businesses acquired from Sumitomo contributed $855.0 million to 1999 sales. Revenues in 1999 were adversely impacted by the effect of currency translations on international results. The Company estimates that versus 1998, currency movements adversely affected revenues by approximately $390 million. In addition, revenues in 1999 were adversely affected by continued worldwide competitive pricing pressures, weak economic conditions in Latin America and lower unit sales of engineered products. Revenues in future periods may continue to be adversely affected by currency translations and competitive pricing pressures.

       Revenues in 1998 decreased due primarily to the adverse effect of currency translation on international results. The Company estimates that versus 1997, currency movements adversely affected revenues by approximately $468 million. Worldwide competitive pricing pressures, lower tire unit sales in Latin America and Asia, lower unit sales of engineered and chemical products and strikes in the U.S. against General Motors also contributed to the decrease in 1998 revenues. Increased tire unit sales, resulting from the acquisition of a majority ownership interest in SAVA, d.d., a tire manufacturer in Slovenia, and various other joint venture interests favorably impacted 1998 revenues.

COST OF GOODS SOLD

       Cost of goods sold was 80.4% of sales in 1999, compared to 76.6% in 1998 and 76.7% in 1997. Cost of goods sold increased in dollars and as a percent to sales in 1999 due primarily to higher unit costs associated with lower production levels resulting from the Company's program to realign capacity and reduce inventories. Also reflected are higher research and development costs. In addition, the Company incurred operating charges for inventory writeoffs and adjustments. These charges relate primarily to inventory writeoffs resulting from the realignment of North American tire brand positioning and replacement market distribution strategies and the exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series.

       Raw material costs decreased during 1999 and 1998, but are expected to increase in 2000. Labor costs increased in both 1999 and 1998, due in part to United States wage agreements, which provided for significant wage and benefit improvements. The impact of increased labor costs was somewhat mitigated by the reduction of manufacturing personnel throughout the world resulting from the Company's rationalization programs. Manufacturing costs were adversely affected in 1998 by the transition to seven-day operations at certain U.S. and European production facilities. Costs in both 1999 and 1998 benefited from efficiencies achieved as a result of ongoing cost containment measures.

       Research and development expenditures in 1999 were $446.2 million, compared to $420.7 million in 1998 and $384.1 million in 1997. Expenditures in 2000 are expected to be approximately $465 million.

SAG

       Selling, administrative and general expense (SAG) in 1999 was 15.7% of sales, compared to 14.9% in 1998 and 14.4% in 1997. SAG increased in 1999 in dollars and as a percent to sales due to higher SAG levels at the Dunlop businesses acquired on September 1, 1999 and due to lower revenues in the first half of 1999. SAG in 1998 was adversely affected by software reengineering costs and acquisitions. SAG benefited in 1999 and 1998 from the favorable impact of ongoing worldwide cost containment measures.

EBIT

       EBIT (sales less cost of goods sold and selling, administrative and general expense) decreased in 1999 due to the worldwide competitive pricing environment, increased cost of goods sold and a change in product and market mix to lower priced and lower margin tires and lower margin channels of distribution. The Company estimates that versus 1998, currency movements adversely affected EBIT in 1999 by approximately $65 million. EBIT in 1999 was favorably affected by the acquisition of the Dunlop businesses from Sumitomo, which contributed $60.7 million in EBIT. The adverse impact of currency movements on 1998 EBIT was estimated to also be approximately $65 million versus 1997.

       The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and EBIT in future periods. Reported EBIT in future periods is likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies and by anticipated increases in energy and raw material prices and labor costs, which may not be recoverable in the market due to competitive pricing pressures. Similarly, the continuing weak economic conditions in Latin America are expected to adversely affect EBIT in future periods.

INTEREST EXPENSE

       Interest expense in 1999 was $179.4 million, compared to $147.8 million in 1998 and $119.5 million in 1997. Debt levels increased in 1999 and 1998 primarily in order to fund acquisitions. Interest expense in future periods is expected to be higher than in 1999, due to higher average debt levels resulting from the strategic alliance with Sumitomo and higher interest rates.

OTHER (INCOME) AND EXPENSE

       Other (income) and expense was $(147.9) million in 1999, compared to $(77.4) million in 1998 and $24.5 million in 1997. During 1999, other (income) and expense included a gain totaling $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in 1999 from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals. Interest income increased in 1999 due primarily to higher interest rates received on time deposits.

       The Company recorded gains in 1998 totaling $123.8 million ($76.4 million after tax or $.48 per share) on the disposition of a latex processing facility in Georgia and the sale of six distribution facilities in North America and certain other real estate. A charge of $15.9 million ($10.4 million after tax or $.07 per share) was recorded in 1998 for the settlement of several related lawsuits involving employment matters in Latin America. Interest income decreased in 1998 due primarily to lower levels of time deposits worldwide.

       For further information, refer to the note to the financial statements No. 4, Other (Income) and Expense.

FOREIGN CURRENCY EXCHANGE

       Pretax income included foreign currency exchange gains of $27.6 million in 1999, $2.6 million in 1998 and $34.1 million in 1997. Foreign currency exchange in 1999 benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil. The gains in 1997 resulted primarily from the Company's currency exposure management strategies, primarily related to the impact of the strengthening of the U.S. dollar versus various European and Asian currencies.

INCOME TAXES

       The Company's effective tax rate was 16.5%, 27.6% and 28.0% in 1999, 1998 and 1997, respectively. The effective rate in 1999 reflected the nontaxable character of the $149.7 million gain resulting from the change in control of 25% of the Company's businesses contributed to the European joint venture with Sumitomo. Net income in 1998 benefited from a lower effective tax rate due to strategies that allowed the Company to manage global cash flows and minimize tax expense. The Company estimates that its effective tax rate will increase to approximately 31.5% in 2000.

       For further information, refer to the note to the financial statements No. 16, Income Taxes.

DISCONTINUED OPERATIONS

       On March 21, 1998 the Company reached an agreement to sell, and on July 30, 1998 the Company completed the sale of, substantially all of the assets and liabilities of its oil transportation business. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share.

       The transaction was accounted for as a sale of discontinued operations and prior period financial information has been restated as required. For further information, refer to the note to the financial statements No. 22, Discontinued Operations.


RATIONALIZATION ACTIVITY

1999 RATIONALIZATION PROGRAMS

       Rationalization actions approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency consisted of the termination of tire production at the Gadsden, Alabama manufacturing facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America, as well as certain asset sales and other exit costs. The plan provided for the release of approximately 4,000 associates worldwide, other exit costs related to the plant downsizing and consolidation actions, additional costs related to the exit from Formula 1 racing and the anticipated loss on the sale of a rubber plantation in Asia. The Company decided to resume tire production in a portion of the Gadsden plant, resulting in a reduction of the number of associates to be released by approximately 500 and the reversal of $44.7 million. The balance of the $167.4 million charge at December 31, 1999 was $6.4 million. The Company expects these actions to be completed in 2000. Annual pretax savings of approximately $140 million are expected when the planned actions have been fully implemented.

       During the third quarter of 1999, continued competitive conditions in the markets served by the Company resulted in the approval of a number of rationalization actions. The plans consisted of the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire operations and the exit from the CART/IRL racing series. The planned actions relate to the reduction of approximately 340 associates, early termination of contracts with various racing teams and the writeoff of equipment taken out of service. Of the $46.5 million of charges recorded, $19.2 million related to non-cash writeoffs and $27.3 million related to future cash outflows. The balance at December 31, 1999 was $13.0 million. The Company expects these actions to be completed during 2000. Annual pretax savings of approximately $35 million are expected when the planned actions have been fully implemented.

       The Company committed to rationalization actions in the fourth quarter of 1999 to reduce costs and increase productivity. The plans related to the reduction of approximately 800 associates in North America and a facility in Europe, as well as the Company's exit from the CART/IRL racing series. The Company expects these actions to be completed during 2000. The Company recorded charges of $26.2 million, all of which related to future cash outflows. The balance remaining at December 31, 1999 was $21.8 million. Annual pretax savings of approximately $44 million are expected when the planned actions have been fully implemented, including $29 million related to the two-phase European associate reduction program, the second of which is expected to be recorded in the first half of 2000, pending the completion of labor negotiations.

       During 1999, the Company recorded net rationalization charges of $171.6 million ($132.5 million after tax or $.84 per share). The charges for rationalization plans adopted in 1999 were as follows:

        (IN MILLIONS)                   PRETAX       AFTER TAX    PER SHARE

        First quarter 1999 program      $167.4       $116.0         $ .74
        Third quarter 1999 program        46.5         42.4           .27
        Fourth quarter 1999 program       26.2         19.3           .12
                                        ------       ------         -----
          Total 1999 rationalization
            charges                     $240.1       $177.7         $1.13

       The rationalization charges reversed and credited to Rationalizations on the Consolidated Statement of Income during 1999 were as follows:

        (IN MILLIONS)                   PRETAX       AFTER TAX    PER SHARE

        Second quarter 1999             $ (9.6)      $ (6.0)        $(.04)
        Third quarter 1999               (40.4)       (26.7)         (.17)
        Fourth quarter 1999              (18.5)       (12.5)         (.08)
                                        -------      -------        ------
         Total 1999 rationalization
            credits                     $(68.5)      $(45.2)        $(.29)

       The $68.5 million of reversals consisted of $44.7 million related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden, Alabama facility due to higher-than-expected demand in North America and the high cost of time delays associated with installing additional capacity at other plants. Of the $44.7 million reversed, $38.9 million related to pension curtailment costs and associate severance costs not required and $5.8 million related primarily to noncancellable contracts again utilized. Additionally, the reversals consisted of $6.8 million related to the abandonment of the plan to relocate certain agricultural tire production to Turkey due to rationalization opportunities presented by the Dunlop joint venture in Europe and production difficulties following a major earthquake in Turkey. The remaining $17.0 million of the reversals resulted from the evaluation of the reserves at each balance sheet date and the identification of amounts no longer needed for their intended purposes, primarily related to the 1997 and the 1996 rationalization programs.

1998 RATIONALIZATION ACTIVITY

       During 1998, the Company did not adopt any rationalization plans. The Company continued to implement previously adopted rationalization programs and also reversed and credited to Rationalizations $29.7 million ($19.6 million after tax or $.12 per share) of charges originally made in respect of the 1997 rationalization program, which consisted of $22.0 million resulting from favorable settlement of obligations related to the Company's exit from the Formula 1 racing series and $7.7 million related to plant downsizing and closure activities in North America.

1997 RATIONALIZATION PROGRAM

       The Company adopted certain rationalization plans resulting in a fourth quarter 1997 charge of $265.2 million ($176.3 million after tax or $1.12 per share) for the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. The plan provided for the release of approximately 3,000 associates worldwide, as well as various other exit costs, including noncancellable lease costs, the writeoff of equipment and costs associated with the fulfillment of contracts with various Formula 1 racing teams. The balance of the $265.2 million charge was $32.9 million at December 31, 1999, all of which relates to future cash outflows. The Company expects the 1997 program to be completed during 2000. Annual pretax savings of approximately $200 million are expected when the planned actions have been fully implemented.

1996 RATIONALIZATION PROGRAM

       In the fourth quarter of 1996, the Company recorded charges for rationalization actions totaling $148.5 million related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities and retail stores. With the exception of the $2.7 million of payments due under noncancellable leases through 2007 related to Canadian retail store closures, the Company has completed the 1996 program. The Company estimates that its annual pretax savings are approximately $110 million.

DUNLOP RATIONALIZATION PROGRAM

       Certain rationalization actions were recorded in 1999 as adjustments to the purchase price allocation of the acquired Dunlop businesses, and therefore did not affect the Consolidated Statement of Income.

       In the fourth quarter of 1999, to optimize market growth opportunities and maximize cost efficiencies, the Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo. The plans consisted of the reorganization of research and development operations, the closure of certain retail outlets and the reduction or relocation of sales, purchasing, engineering, logistics and manufacturing associates in Europe. The Company recorded a $6.9 million adjustment to the purchase price allocation of the acquired Dunlop businesses, of which $.4 million related to non-cash writeoffs and $6.5 million related to future cash outflows. The balance of these provisions totaled $5.4 million at December 31, 1999. The Company expects the major portion of these actions to be completed during 2000. Annual pretax savings of approximately $11 million are expected when the planned actions have been fully implemented.

2000 DUNLOP PROGRAM

       On January 6, 2000, the Company committed to a plan to terminate certain tire production at the Dunlop tire manufacturing facility in Birmingham, England. In connection with this action, approximately 650 associates will be released. Costs incurred under the program are expected to approximate $20 million and will be recorded in the first quarter of 2000 as an adjustment to the purchase price allocation.

       For further information, refer to the note to the financial statements No. 3, Rationalizations.

STRATEGIC ALLIANCE

       On June 14, 1999, the Company entered into a definitive general agreement and various other agreements with Sumitomo Rubber Industries Ltd. ("Sumitomo") relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for tire manufacturing and sales joint ventures. On September 1, 1999, the global alliance was completed and the joint ventures commenced operations. In addition to the businesses contributed, the Company paid $931.6 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.

       In accordance with the terms of the Alliance Agreements, the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. Excluded from the joint venture are the Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg.

       On September 1, 1999, the Company also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, the Company acquired 100% of Sumitomo's Dunlop Tire replacement distribution and sales operations in the United States and Canada. The Company also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment vehicle manufacturers in Japan. The Company transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash.

       The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the

Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The agreements also provide for the investment by the Company and Sumitomo in the common stock of the other.

       The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Company's businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed to the joint venture companies included $130 million of debt. The Company will amortize substantially all of the approximately $300 million of goodwill recorded on the transaction on a straight-line basis over 40 years.

       The Company recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of its businesses contributed to the European tire company. The Consolidated Statement of Income also includes the results of operations of the former Sumitomo operations from September 1, 1999. The Consolidated Balance Sheet at December 31, 1999 includes all of the assets and liabilities of the European and North American businesses acquired by the Company, including approximately $600 million of working capital.

       The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. Due to the magnitude of the assessment required, the establishment and implementation of these plans will extend over several periods. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost. In the fourth quarter of 1999, the Company recorded the previously mentioned rationalization costs totaling $6.9 million, which adjusted the acquisition cost and did not affect income.

       Further actions contemplated by the Company related to the businesses acquired are expected to result in costs totaling approximately $70 million to $110 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill. Because of these actions and other initiatives, the Company anticipates that it will be able to realize synergies that will, by the end of the third year of combined operations, yield annual cost savings aggregating $300 million to $360 million. The synergies are expected to be derived from the rationalization of manufacturing, the integration of distribution facilities and staffing and the benefits of combined purchasing activities.

       For further information, refer to the notes to the financial statements No. 2, Strategic Alliance, No. 3, Rationalizations and No. 8, Investments.

YEAR 2000

       In preparation for the rollover to the year 2000, during 1997, 1998 and 1999 the Company inventoried and assessed all date sensitive technical infrastructure and information and transaction processing computer systems ("I/T Systems") and its potentially date sensitive manufacturing and other operating systems ("Process Systems"), including those that use embedded technology such as micro-controllers and micro-processors, to determine the actions required to render the I/T Systems and Process Systems year 2000 compliant. The Company remediated and tested all of its I/T Systems and Process Systems and determined that they were year 2000 compliant prior to December 31, 1999.

       The cost of modifying the Company's existing I/T Systems in order to achieve year 2000 compliance was approximately $82 million, of which approximately $42 million was expended in 1998 and approximately $24 million was expended in 1999, including approximately $3 million in the 1999 fourth quarter. All of the costs of modifying such existing I/T Systems were expensed in the period incurred, except the cost of new hardware which was capitalized.

       In addition, for several years the Company has been designing, acquiring, and installing various business transactions processing I/T Systems which provide significant new functionality and, in some instances, replaced non-compliant I/T Systems with year 2000 compliant I/T Systems. Due to the integrated nature of these I/T Systems enhancement projects, it was not practicable to segregate the costs associated with the elements of these new I/T Systems that may have been accelerated to facilitate year 2000 compliance. The Company spent approximately $233 million for consulting, software and hardware costs incurred in connection with the I/T Systems enhancement projects during 1997, 1998 and 1999, with approximately $122 million expended during 1998 and approximately $88 million expended during 1999, including approximately $14 million during the 1999 fourth quarter. During 1999, approximately $61 million of these costs were capitalized.

       The Company modified or replaced and tested Process Systems requiring remediation at a total cost of approximately $37 million, most of which was for the acquisition of replacement systems. Expenditures totaled approximately $20 million in 1998 and $17 million in 1999, including approximately $4 million in the 1999 fourth quarter. All costs related to the remediation of the Process Systems were capitalized.

       Accordingly, the Company's Year 2000 compliance costs (including the cost of all I/T Systems enhancement projects) totaled approximately $352 million, of which amount, approximately $223 million was incurred through December 31, 1998 and approximately $129 million was incurred during 1999, including approximately $21 million in the 1999 fourth quarter. Year 2000 costs were funded from operations.

       Costs for repairing existing I/T Systems for Year 2000 compliance represented approximately 12% of the Company's expenditures for information technology during both 1998 and 1999. The total cost of repairing existing I/T Systems enhancement projects represented approximately 32% of the Company's information technology expenditures during 1999, compared to 47% during 1998. The cost of remediating Process Systems was not significant relative to the Company's capital expenditures for equipment.

       During 1999, the Company surveyed its significant suppliers to determine the extent to which the Company could have been vulnerable to their failure to correct their own year 2000 issues. Based on responses to its survey and other communications, the Company determined that the year 2000 readiness status of most of its significant suppliers would permit its suppliers to deliver the goods and services required by the Company on a timely basis without any interruption due to year 2000 issues. During January 2000, the Company did not experience any failure of any supplier to supply goods and services as scheduled that was related to year 2000 issues.

       From December 28, 1999 through January 7, 2000, the Company's Year 2000 Emergency Response Team was available for responding to any year 2000 issues. During the December 30th to January 3rd rollover period the Company's Response Team was in contact with the Company's facilities around the world to determine whether any year 2000 related difficulties were experienced by the Company. During the rollover period, the Company's Response Team received approximately 25 calls regarding year 2000 related issues. While in one case it was necessary to perform additional remediation of software for one production support system, which was com-pleted at a nominal cost without any delay in scheduled deliveries, all other matters were resolved without any additional remediation activity.

       The Company believes that its year 2000 compliance efforts were successful, that its ability to manufacture and distribute its products was not impaired by year 2000 issues and that it will not incur liability for breach of contract or other harm arising out of any failure of its I/T Systems and Process Systems to be year 2000 compliant.

THE EURO

       Effective January 1, 1999, member states of the European Monetary Union
(EMU) established a common currency known as the Euro. Modifications to certain of the Company's information systems software were required in connection with this conversion to dual currencies, and such modifications were completed at a nominal cost. On January 1, 2002, the Euro will become the sole lawful currency of each EMU member state. The Company is actively preparing for the conversion of all information systems software to the Euro, which will become the functional currency of most of its European businesses, and does not expect that this conversion will have a material impact on results of operations, financial position or liquidity of its European operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133, as amended, are effective for fiscal years beginning after June 15, 2000, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION

       Segment information reflects the strategic business units of the Company, which are organized to meet customer requirements and global competition. The tire business is managed on a regional basis. Effective July 1, 1999 the Company reorganized its Europe Tire segment into two segments, the European Union Tire business and the Eastern Europe, Africa and Middle East Tire business. This was done to reflect the way the business would be managed given the anticipated addition of the Dunlop Tire businesses, which was completed on September 1, 1999. Accordingly, the Company's tire segments consist of North American Tire, European Union Tire, Eastern Europe, Africa and Middle East Tire, Latin American Tire and Asia Tire. Segment information for prior periods has been restated to reflect this change. Engineered Products and Chemical Products are managed on a global basis.

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

       Segment EBIT was $540.4 million in 1999, $1.13 billion in 1998 and $1.20 billion in 1997.

       Segment operating margin in 1999 was 4%, compared to 8.6% in 1998 and 8.8% in 1997. Segment EBIT does not include the previously discussed rationalizations and certain items reported in Other (Income) and Expense. For further information, refer to the note to the financial statements No. 20, Business Segments.

NORTH AMERICAN TIRE

       North American Tire segment sales in 1999 were $6.36 billion, increasing 1.9% from $6.24 billion in 1998 and 2.4% from $6.21 billion in 1997.

       Unit sales in 1999 increased 3.8% from 1998, with replacement unit sales 2.4% higher and OE volume up 6.8%. The Dunlop businesses in North America contributed 3.7% to 1999 unit sales. Unit sales in 1998 increased 2.3% from 1997. Replacement unit sales increased 3.6%, but OE volume decreased slightly due primarily to strikes against General Motors.

       Revenues in 1999 increased from 1998 due to higher tire unit sales resulting from the acquisition of the Dunlop Tire businesses in the United States and Canada. The Dunlop businesses contributed $243.7 million to 1999 sales. Revenues in 1999 were adversely impacted by competitive pricing pressures and a shift in mix to lower margin tires. The Company also experienced unanticipated product shortages of certain passenger and truck tire lines and sizes, which continued into 2000. The Company, however, is giving priority to plans for improving product availability. Revenues in future periods are likely to be adversely affected by competitive pricing pressures.

       Revenues in 1998 increased from 1997 on higher unit sales, but were adversely affected by competitive pricing pressures, a change in mix and the impact of currency translation on Canadian results. In addition, revenues were adversely affected by reduced demand resulting from strikes against General Motors in 1998 and by strikes against the Company in 1997.

       North American Tire segment EBIT was $19.0 million in 1999, decreasing 95.0% from $378.6 million in 1998 and 95.0% from $382.5 million in 1997. The Dunlop businesses contributed $18.8 million to 1999 EBIT. Operating margin in 1999 was .3%, compared to 6.1% in 1998 and 6.2% in 1997.

       EBIT in 1999 decreased from 1998 due primarily to increased production costs associated with higher unit volumes, shifts in mix to lower margin tires, competitive pricing conditions, reduced capacity utilization rates during the first half of 1999 due to realignment of capacity and inventory reduction measures, increased distribution costs, higher labor costs and higher research and development costs. EBIT in 1999 also included charges for inventory writeoffs and adjustments resulting primarily from the realignment of brand positioning and replacement market distribution strategies occasioned by the addition of the Dunlop brand on September 1, 1999 and from the Company's exit from CART/IRL racing. EBIT was favorably affected in 1999 by the acquisition of the Dunlop Tire businesses in the United States and Canada.

       EBIT in 1998 was adversely affected by competitive pricing and costs associated with the transition to seven-day operations at certain production facilities, the consolidation of warehouse operations and software reengineering costs. EBIT in 1998 benefited from higher unit sales, lower raw material costs, lower SAG, improved productivity and the effects of ongoing cost containment measures.

       EBIT in 1999 did not include net rationalization charges totaling $71.5 million. EBIT in 1998 did not include $7.7 million of credits resulting from rationalization reversals and gains on asset sales totaling $44.1 million. EBIT in 1997 did not include rationalization charges totaling $107.6 million.

EUROPEAN UNION TIRE

       European Union Tire segment sales in 1999 were $2.56 billion, increasing 24.1% from $2.06 billion in 1998 and 26.5% from $2.02 billion in 1997.

       Unit sales in 1999 increased 25.8% from 1998, with replacement unit sales also increasing 25.8% and OE volume up 25.9%. The Dunlop businesses in the European Union contributed

22.5% to 1999 unit sales. Unit sales in 1998 increased 8.9% from 1997. Replacement unit sales rose 11.5% and OE volume increased 2.7%.

       Revenues in 1999 increased from 1998 due to higher tire unit sales resulting from the acquisition of the Dunlop Tire businesses in Europe, which contributed $611.3 million to 1999 sales. Revenues in both 1999 and 1998 were adversely impacted by the effects of currency translation and competitive pricing pressures. Revenues in 1998 increased from 1997 due primarily to higher tire unit sales. Revenues in future periods may be adversely affected by competitive pricing pressures.

       European Union Tire segment EBIT was $188.0 million in 1999, decreasing 5.9% from $199.7 million in 1998 and increasing 12.8% from $166.7 million in 1997. The Dunlop businesses contributed $41.9 million to 1999 EBIT. Operating margin in 1999 was 7.3%, compared to 9.7% in 1998 and 8.2% in 1997.

       EBIT in 1999 decreased from 1998 due primarily to lower margins as a result of pricing pressures. EBIT in 1999 was also adversely impacted by increased costs resulting from ongoing programs to align production with inventory, the effects of currency translations and higher SAG. EBIT in 1998 increased from 1997 due primarily to higher tire unit volume, lower raw material costs, productivity improvements and the effects of cost containment measures.

       EBIT in 1999 did not include net rationalization charges totaling $2.8 million. A gain totaling $149.7 million resulting from the change in control of 25% of the Company's businesses contributed to the European joint venture was also not included in 1999 EBIT. EBIT in 1998 did not include gains totaling $3.2 million from asset sales. EBIT also excluded rationalization charges of $50.9 million in 1997.

       The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other Western European currencies. Revenues and EBIT in the European Union Tire segment may be affected in future periods by the effects of currency translations and continued competitive pricing in the various markets.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

       Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in 1999 were $796.2 million, decreasing 6.3% from $850.0 million in 1998 and 12.0% from $904.7 million in 1997.

       Unit sales in 1999 increased 8.6% from 1998, with replacement unit sales 10.8% higher and OE volume up .9%. Unit sales in 1998 decreased 1.7% from 1997. Replacement unit sales increased 2.1%, but OE volume was 13.2% lower than in 1997.

       Revenues in 1999 decreased from 1998 despite higher tire unit sales, due primarily to the effects of currency translation, competitive pricing conditions and adverse economic conditions in Eastern Europe, South Africa and Turkey. Revenues were favorably impacted in 1999 by the acquisition of a majority interest in tire manufacturing operations in Slovenia in the third quarter of 1998. Revenues in future periods may be adversely affected by competitive pricing pressures and economic conditions in the markets served by the Eastern Europe segment. Revenues in 1998 decreased from 1997 due primarily to currency translation and adverse economic conditions in Turkey and South Africa.

       Eastern Europe Tire EBIT was $49.8 million in 1999, decreasing 51.4% from $102.4 million in 1998 and 51.4% from $102.4 million in 1997. Operating margin in 1999 was 6.3%, compared to 12.0% in 1998 and 11.3% in 1997.

       EBIT in 1999 decreased from 1998 due primarily to lower revenues, increased production unit costs associated with programs to realign capacity and reduce inventories, the impact of a major earthquake on the Turkish economy and adverse economic conditions in Eastern Europe and South Africa. EBIT in 1998 was level with 1997.

       EBIT in 1999 did not include net rationalization charges totaling $.3 million. EBIT in 1998 did not include gains on asset sales totaling $.9 million.

       The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the various currencies in the markets served by Eastern Europe Tire. Revenues and EBIT in Eastern Europe Tire are likely to be adversely affected in future periods by the effects of currency translations if the dollar, as expected, strengthens against the currencies in the region.

LATIN AMERICAN TIRE

       Latin American Tire segment sales in 1999 were $930.8 million, decreasing 25.3% from $1.25 billion in 1998 and 34.1% from $1.41 billion in 1997.

       Unit sales in 1999 decreased 14.7% from 1998, with replacement unit sales 9.4% lower and OE volume down 30.9%. Unit sales in 1998 decreased 4.8% from 1997. Replacement unit sales increased slightly while OE volume was 17.3% lower.

       Revenues in 1999 decreased from 1998 due primarily to significantly lower tire unit sales due primarily to the continuing economic downturn in the region, competitive pricing pressures and the effects of currency translations. Revenues in 1998 decreased from 1997 due primarily to lower tire unit sales resulting from unfavorable economic conditions in the region, the effects of currency translations and competitive pricing pressures.

       Latin American Tire segment EBIT was $67.7 million in 1999, decreasing 63.6% from $186.1 million in 1998 and 71.0% from $233.5 million in 1997.
Operating margin in 1999 was 7.3%, compared to 14.9% in 1998 and 16.5% in 1997.

       EBIT in 1999 decreased from 1998 due to lower revenues, competitive pricing and increased unit costs resulting from lower levels of capacity utilization necessary to align production with demand and reduce inventory. EBIT in 1998 decreased from 1997 due primarily to lower revenues and the effects of currency translations.

       EBIT in 1999 did not include rationalization charges totaling $77.3 million. EBIT in 1998 did not include a charge for a lawsuit settlement totaling $14.1 million and gains on asset sales totaling $3.4 million. EBIT also excluded rationalization charges of $36.5 million in 1997.

       The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in the Latin American Tire segment in future periods may be adversely affected by the effects of currency translations. In addition, continuing unfavorable economic conditions and competitive pricing pressures in the region are expected to adversely affect future revenues and EBIT.

ASIA TIRE

       Asia Tire segment sales in 1999 were $575.9 million, increasing 14.8% from $501.8 million in 1998, but decreasing 13.6% from $666.9 million in 1997.

       Unit sales in 1999 increased 11.3% from 1998, with replacement unit sales 2.1% higher and OE volume up 75.0%. Unit sales in 1998 decreased 7.7% from 1997. Replacement unit sales increased 2.2% but OE volume was 44.8% lower.

       Revenues in 1999 increased from 1998 due primarily to higher tire unit sales, the favorable impact of currency translations and improving economic conditions in the region. Revenues in 1999 were adversely affected by competitive pricing pressures and the deconsolidation of the businesses transferred to the Asia joint venture with Sumitomo. Revenues in 1998 decreased from 1997 due primarily to the effects of currency translation, lower tire unit sales resulting from the severe economic downturn in the region and competitive pricing pressures.

       Asia Tire segment EBIT was $26.0 million in 1999, increasing from $7.5 million in 1998 but 55.6% lower than the $58.6 million recorded in 1997. Operating margin in 1999 was 4.5%, compared to 1.5% in 1998 and 8.8% in 1997.

       EBIT in 1999 increased from 1998 due primarily to higher revenues and lower raw material costs, but was adversely impacted by a charge of $5.2 million to write off obsolete equipment in India. EBIT in 1998 decreased due to lower revenues and increased costs due to reduced levels of capacity utilization.

       EBIT in 1999 did not include rationalization charges totaling $1.5 million. EBIT in 1998 did not include gains on asset sales totaling $10.1 million.

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

       Sales and EBIT of the Asia Tire segment do not include South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand, which is 50% owned by the Company. Results of operations of SPT are not reported in segment results and are reflected in the Company's Consolidated Statement of Income using the equity method.

       The following table presents the sales and operating income of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:


(IN MILLIONS)          1999     1998     1997           (IN MILLIONS)        1999      1998    1997
-----------------------------------------------------------------------------------------------------
Net Sales:                                              EBIT:
Asia Tire Segment   $  575.9  $  501.8  $  666.9        Asia Tire Segment   $   26.0  $  7.5  $ 58.6
SPT                    657.8     636.3     743.7        SPT                     31.2    47.2    62.3
                    --------  --------  --------                            --------  ------  ------
       Total        $1,233.7  $1,138.1  $1,410.6              Total         $   57.2  $ 54.7  $120.9


       SPT sales in 1999 were $657.8 million, increasing slightly from $636.3 million in 1998, but decreasing 11.6% from $743.7 million in 1997. Revenues increased in 1999 due primarily to the effects of currency translations and increased export sales. Revenues decreased in 1998 due primarily to the effects of currency translations, strong import competition and a reduction of OE market share.

       SPT EBIT was $31.2 million in 1999, decreasing 33.9% from $47.2 million in 1998 and decreasing 50.0% from $62.3 million in 1997. EBIT in 1999 decreased primarily due to increased competition in the Australian replacement market, particularly passenger, and lower OE and export margins. EBIT in 1998 reflected the adverse effect of currency translations and reduced margins as a result of stronger import competition.

ENGINEERED PRODUCTS

       Engineered Products segment sales in 1999 were $1.21 billion, decreasing 5.4% from $1.28 billion in 1998 and 8.6% from $1.32 billion in 1997.

       Engineered Products segment EBIT in 1999 was $71.0 million, decreasing 36.5% from $111.8 million in 1998 and 45.4% from $130.1 million in 1997.
Operating margin in 1999 was 5.9%, compared to 8.7% in 1998 and 9.8% in 1997.

       Revenues and EBIT in 1999 decreased from 1998 due primarily to lower unit sales resulting from the exit from the interior trim business and reduced demand for conveyor belting from the mining and agriculture industries, unfavorable currency translation and adverse economic conditions in Latin America and South Africa. EBIT was adversely affected by lower revenue in 1999 as well as increased costs resulting from product adjustments and idle plant costs required to align production with demand and reduce inventories. Revenues and EBIT in 1998 decreased from 1997 due primarily to lower unit sales volume resulting from adverse economic conditions in Latin America and the sale of the Jackson, Ohio automotive trim plant in 1997.

       EBIT in 1999 did not include net rationalization charges totaling $8.8 million. EBIT in 1998 did not include a charge for a lawsuit settlement totaling $1.8 million and a gain on an asset sale totaling $.6 million. EBIT in 1997 excluded rationalization charges of $6.0 million.

       Revenues and EBIT in the Engineered Products segment in future periods may be adversely affected by continued unfavorable economic conditions and currency translations in Latin America and South Africa.

CHEMICAL PRODUCTS

       Chemical Products segment sales in 1999 were $928.4 million, decreasing 4.4% from $970.8 million in 1998 and 14.8% from $1.09 billion in 1997. Approximately 50% of Chemical Products sales are to the Company's other segments.

       Chemical Products segment EBIT in 1999 was $118.9 million, decreasing 14.8% from $139.6 million in 1998 and 7.3% from $128.3 million in 1997.
Operating margin in 1999 was 12.8%, compared to 14.4% in 1998 and 11.8% in 1997. Revenues and EBIT in 1999 decreased from 1998 due primarily to competitive pricing pressures.

       Revenues in 1998 decreased from 1997 due to reduced unit volume and competitive pricing pressures. Revenues in 1998 were also adversely affected by the sale of the Calhoun, Georgia latex processing facility. EBIT in 1998 increased from 1997 due primarily to improved results in natural rubber operations.

       EBIT in 1999 did not include net rationalization charges of $2.5 million and third quarter proceeds of $17 million from the sale of customer lists and formulations in connection with the Company's exit from the production of certain rubber chemicals. EBIT in 1998 did not include gains on asset sales totaling $61.5 million.

                        LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

       Net cash provided by operating activities was $634.7 million during 1999, as reported on the Consolidated Statement of Cash Flows. Excluding the impact of the strategic alliance with Sumitomo, as discussed below, inventories decreased, although working capital requirements increased for accounts payable. The strategic alliance with Sumitomo resulted in substantial increases on the Consolidated Balance Sheet in accounts receivable, inventories, goodwill, other deferred charges, property, plant and equipment, accounts payable, compensation and benefits, debt and minority equity in subsidiaries. Cash flows from operating activities in the Consolidated Statement of Cash Flows are presented net of the effects of the strategic alliance, which is reflected in investing activities, as discussed below.

INVESTING ACTIVITIES

       Net cash used in investing activities was $1.80 billion during 1999. Cash used for investing activities in 1999 included a cash payment of $931.6 million for the acquisition of majority interests in the Dunlop Tire businesses in Europe and North America. The asset acquisition amount of $892.0 million reflected on the Company's Consolidated Statement of Cash Flows is net of cash received. Other investing activities in 1999 included the net proceeds of $27 million from the sale of assets to the Japanese joint ventures formed under the strategic alliance, which are 25% owned by the Company, and the $17 million of proceeds from the sale of customer lists and formulations in connection with the Company's exit from the production of certain rubber chemicals.

       Capital expenditures in 1999 were $805.0 million, of which amount $410.7 million was used on projects to increase capacity and improve productivity and the balance was used for tire molds and various other projects. Capital expenditures are expected to approximate $600 million to $700 million in 2000. At December 31, 1999, the Company had binding commitments for land, buildings and equipment of $244.3 million. Depreciation and amortization are expected to be in the range of $600 million to $700 million in 2000.

        (IN MILLIONS)                    1999     1998     1997
                                         ----     ----     ----
        Capital Expenditures            $805.0   $838.4  $699.0
        Depreciation                     557.6    487.8   453.9
        Amortization                      24.1     18.1    13.3

       Investing activities in 1998 included acquisitions of majority ownership interests in tire manufacturers in Slovenia, India and Japan. In addition, the Company raised its ownership to 100% of the Company's tire and engineered products subsidiary in South Africa and the Brad Ragan subsidiary in the United States. Investing activities in 1998 also included the divestitures of the Company's oil transportation business, a latex processing facility in Georgia, six distribution facilities in North America and other miscellaneous real estate.

       For further information on investing activities, refer to the notes to the financial statements No. 2, Strategic Alliance and No. 8, Investments.

FINANCING ACTIVITIES

       Net cash provided by financing activities was $1.18 billion during 1999, which was used primarily to support the previously mentioned investing activities.

        (DOLLARS IN MILLIONS)             1999        1998        1997
                                          ----        ----        ----
        Consolidated Debt               $3,424.5    $1,975.8    $1,351.2
        Debt/Debt+Equity                    48.6%       34.5%       28.5%

       In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to $127.8 million at December 31, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

       In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (also equivalent to $127.8 million at December 31, 1999). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. The

Company accounts for the Sumitomo note as an available-for-sale equity instrument. The fair value of the note at December 31, 1999 was $107.2 million. For further information, refer to the note to the financial statements No. 8, Investments.

       The Company and Sumitomo have each agreed to convert and not redeem its convertible note if the Goodyear/Dunlop joint ventures are operating on July 1, 2000.

CREDIT SOURCES

       Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 1999, the Company had an aggregate of $1.15 billion of commercial paper outstanding. In addition, at December 31, 1999, the Company had short term committed and uncommitted bank credit arrangements totaling $2.07 billion, of which $.91 billion were unused. The Company also had available long term credit arrangements at December 31, 1999 totaling $3.11 billion, of which $2.00 billion were unused.

       The Company is a party to two revolving credit facility agreements, consisting of a $700 million four year revolving credit facility and a $1.3 billion 364-day revolving credit facility. The $700 million facility is with 23 domestic and international banks and provides that the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 15 to 30 basis points. These fees may fluctuate within these ranges quarterly based upon the Company's performance as measured by defined ranges of leverage. During 1999 commitment and usage fees averaged 10.625 and
21.25 basis points, respectively. The $1.3 billion 364-day credit facility agreement is with 25 domestic and international banks and provides that the Company may borrow until August 18, 2000, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 8 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee ranging from 32 to 57 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the four year and the 364-day facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1999. These revolving credit facilities support, among other things, the Company's commercial paper program and certain uncommitted short term bank facilities.

OTHER FINANCING ACTIVITIES

       Throughout 1999, the Company sold certain domestic accounts receivable under continuous sale programs whereby, as these receivables were collected, new receivables were sold. Under these agreements, undivided interests in designated receivable pools are sold to purchasers with recourse limited to the receivables purchased. At December 31, 1999 and 1998, the outstanding balance of receivables sold under these agreements amounted to $550 million.

       The Board of Directors of the Company approved a three year share repurchase program in 1999, whereunder the Company may acquire up to $600 million of outstanding Common Stock of the Company. The program is designed to give the Company better flexibility in funding future acquisitions and to optimize shareholder value. No shares were repurchased during 1999. During 1998, 1,500,000 shares were repurchased under a similar program at an average cost of $56.82.

       For further information on financing activities, refer to the note to the financial statements No. 10, Financing Arrangements and Derivative Financial Instruments.

       Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

       The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1999, the interest rate on 28% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 55% at December 31, 1998. Interest rate lock contracts are used to hedge the risk-free rate component of anticipated long term debt issuances.

       The following tables present information at December 31:

                (In millions)
                INTEREST RATE EXCHANGE CONTRACTS
                                                        1999         1998
                                                        ----         ----
                Fair value - asset (liability)          $ .5         $(2.2)
                Carrying amount - (liability)             -            (.1)
                Pro forma fair value - (liability)       (.1)         (3.2)

                INTEREST RATE LOCK CONTRACTS

                U.S. dollar contracts                   1999
                                                        ----
                Fair value - asset                      $5.5
                Carrying amount                           -
                Pro forma fair value - (liability)      (3.0)

                EURO CONTRACTS                          1999
                                                        ----
                Fair value - asset                      $1.4
                Carrying amount                           -
                Pro forma fair value - (liability)       (.8)


       The pro forma information assumes a 10% decrease in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

                (In millions)
                FIXED RATE DEBT

                                                   1999     1998
                                                   ----     ----
                Fair value - liability             $812.7   $938.6
                Carrying amount - liability         836.0    879.2
                Pro forma fair value - liability    855.4    997.7

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

FOREIGN CURRENCY EXCHANGE RISK

       In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at December 31, 1999 and 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

       The following table presents information at December 31:

                 (In millions)

                                                1999            1998
                                                -----           -----
               Fair value - favorable           $58.7           $82.3
               Carrying amount - asset           58.0            87.7
               Pro forma change in fair value    13.1             8.6

       The pro forma information assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

       The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

       For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to the financial statements No. 10, Financing Arrangements and Derivative Financial Instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX

      CONSOLIDATED FINANCIAL STATEMENTS -- FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        ----

Report of Independent Accountants ..............................         52
Consolidated Statement of Income -- years ended
  December 31, 1999, 1998 and 1997 .............................         53
Consolidated Balance Sheet -- December 31, 1999 and 1998 .......         54
Consolidated Statement of Shareholders' Equity -- years
  ended December 31, 1999, 1998 and 1997 .......................         55
Consolidated Statement of Cash Flows -- years ended
  December 31, 1999, 1998 and 1997 .............................         56
Notes to Financial Statements ..................................         57
Supplementary Data (unaudited) .................................         82
Financial Statement Schedules ..................................        FS-1


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

       In our opinion, the consolidated financial statements listed in the index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Cleveland, Ohio
February 8, 2000

CONSOLIDATED STATEMENT OF INCOME



(Dollars in millions, except per share)

YEAR ENDED DECEMBER 31,                                                    1999               1998               1997
------------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $    12,880.6       $   12,626.3      $    13,065.3

Cost of Goods Sold                                                       10,351.4            9,672.9           10,015.6

Selling, Administrative and General Expense                               2,016.7            1,881.1            1,886.7

Rationalizations (Note 3)                                                   171.6              (29.7)             265.2

Interest Expense (Note 17)                                                  179.4              147.8              119.5

Other (Income) and Expense (Note 4)                                        (147.9)             (77.4)              24.5

Foreign Currency Exchange                                                   (27.6)              (2.6)             (34.1)

Minority Interest in Net Income of Subsidiaries                              40.3               31.5               44.6
------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                       296.7            1,002.7              743.3

United States and Foreign Taxes on Income (Note 16)                          55.6              285.7              220.9
------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                           241.1              717.0              522.4

Discontinued Operations (Note 22)                                              --              (34.7)              36.3
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $       241.1       $      682.3      $       558.7

INCOME (LOSS) PER SHARE--BASIC:

  INCOME FROM CONTINUING OPERATIONS                                 $        1.54       $       4.58      $        3.34

Discontinued Operations                                                        --               (.22)               .24
------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                        $        1.54       $       4.36      $        3.58

Average Shares Outstanding (Note 12)                                  156,182,004        156,570,476        156,225,112


  INCOME (LOSS) PER SHARE--DILUTED:

INCOME FROM CONTINUING OPERATIONS                                   $        1.52       $       4.53      $        3.30

Discontinued Operations                                                        --               (.22)               .23
------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                        $        1.52       $       4.31      $        3.53

Average Shares Outstanding (Note 12)                                  158,939,599        158,307,212        158,169,534
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED BALANCE SHEET


(Dollars in millions)

DECEMBER 31,                                                  1999                1998
------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                               $    241.3           $    239.0
  Accounts and notes receivable (Note 5)                     2,296.3              1,770.7
  Inventories (Note 6)                                       2,287.2              2,164.5
  Sumitomo 1.2% Convertible Note Receivable
    Due 8/00 (Note 8)                                          107.2                   --
  Prepaid expenses and other current assets                    329.2                354.9
------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                     5,261.2              4,529.1

Long Term Accounts and Notes Receivable                         97.7                173.5
Investments in Affiliates, at equity                           115.4                111.4
Other Assets                                                    79.0                 99.5
Goodwill (Note 7)                                              516.9                257.4
Deferred Charges                                             1,271.4              1,059.9
Properties and Plants (Note 9)                               5,761.0              4,358.5
------------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $ 13,102.6           $ 10,589.3

Liabilities
Current Liabilities:
  Accounts payable -- trade                               $  1,417.5           $  1,131.7
  Compensation and benefits                                    794.5                751.0
  Other current liabilities                                    294.5                351.9
  United States and foreign taxes                              249.0                252.6
  Notes payable to banks (Note 10)                             862.3                763.3
  Sumitomo 1.2% Convertible Note Payable
    Due 8/00 (Note 8)                                          127.8                   --
  Long term debt due within one year                           214.3                 26.0
------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                3,959.9              3,276.5

Long Term Debt (Note 10)                                     2,347.9              1,186.5
Compensation and Benefits (Notes 13, 14)                     2,137.4              1,945.9
Other Long Term Liabilities                                    149.1                175.6
Minority Equity in Subsidiaries                                891.2                259.0
------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                        9,485.5              6,843.5

Shareholders' Equity
Preferred Stock, no par value:
  Authorized, 50,000,000 shares, unissued                         --                   --
Common Stock, no par value:
  Authorized, 300,000,000 shares
  Outstanding shares, 156,335,120
    (155,943,535 in 1998)                                      156.3                155.9
Capital Surplus                                              1,029.6              1,015.9
Retained Earnings                                            3,531.4              3,477.8
Accumulated Other Comprehensive Income
  (Note 21)                                                 (1,100.2)              (903.8)
------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                               3,617.1              3,745.8
------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 13,102.6           $ 10,589.3

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                                                                       Accumulated
                                                              Common Stock                                Other          Total
                                                          -------------------    Capital    Retained   Comprehensive  Shareholders'
(Dollars in millions, except per share)                   Shares       Amount    Surplus    Earnings      Income         Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996
(AFTER DEDUCTING 39,628,694 TREASURY SHARES)            156,049,974    $156.1    $1,059.4    $2,603.0     $(539.4)   $3,279.1
  Comprehensive income:
   Net income                                                                                   558.7
   Foreign currency translation                                                                             (269.6)
   Minimum pension liability (net of tax of $1.6)                                                              2.9
       Total comprehensive income                                                                                       292.0
  Cash dividends -- $1.14 per share                                                             (178.3)                (178.3)
  Common stock acquired                                  (1,478,200)     (1.5)      (76.9)                              (78.4)
  Common stock issued from treasury:
   Dividend Reinvestment and
    Stock Purchase Plan                                      56,399        .1         3.1                                 3.2
   Stock compensation plans                               1,960,610       1.9        76.0                                77.9
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997
(AFTER DEDUCTING 39,089,885 TREASURY SHARES)            156,588,783     156.6     1,061.6       2,983.4     (806.1)   3,395.5
  Comprehensive income:
   Net income                                                                                     682.3
   Foreign currency translation                                                                              (99.6)
   Minimum pension liability (net of tax of $.2)                                                               1.9
       Total comprehensive income                                                                                       584.6
 Cash dividends -- $1.20 per share                                                               (187.9)               (187.9)
 Common stock acquired                                   (1,500,000)     (1.5)      (83.7)                              (85.2)
 Common stock issued from treasury:
  Stock compensation plans                                  854,752        .8        38.0                                38.8
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998
(AFTER DEDUCTING 39,735,133 TREASURY SHARES)            155,943,535     155.9     1,015.9       3,477.8     (903.8)   3,745.8
 Comprehensive income:
  Net income                                                                                      241.1
  Foreign currency translation                                                                              (212.2)
   Less reclassification adjustment for
    recognition of FCTA in net income due to
    the sale of subsidiaries                                                                                  17.6
  Minimum pension liability (net of tax of $6.3)                                                              11.0
  Unrealized investment loss (net of tax of $7.8)                                                            (12.8)
        Total comprehensive income                                                                                       44.7
 Cash dividends -- $1.20 per share                                                               (187.5)               (187.5)
 Common stock issued from treasury:
  Stock compensation plans                                  391,585        .4        13.7                                14.1
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999
(AFTER DEDUCTING 39,343,548 TREASURY SHARES)            156,335,120    $156.3    $1,029.6      $3,531.4  $(1,100.2)  $3,617.1


The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollars in millions)

YEAR ENDED DECEMBER 31,                                                     1999                   1998                    1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         NET INCOME                                                    $    241.1              $    682.3               $   558.7
         Adjustments to reconcile net income to cash
           flows from operating activities:
                  Depreciation and amortization                             581.7                   505.9                   467.2
                  Deferred tax provision                                   (142.3)                  144.9                   (15.2)
                  Discontinued operations                                     --                     49.5                      --
                  Rationalizations                                          132.5                   (19.6)                  176.3
                  Asset sales                                              (154.8)                  (75.8)                     --
         Changes in operating  assets and  liabilities,
           net of acquisitions and  dispositions:
                  Accounts and notes receivable                              13.4                    35.6                  (101.7)
                  Inventories                                               276.9                  (313.6)                 (107.1)
                  Accounts payable--trade                                   (83.4)                  (74.6)                  115.4
                  Domestic pension funding                                  (47.3)                  (83.5)                  (43.0)
                  Other assets and liabilities                             (183.1)                 (412.0)                    1.8
---------------------------------------------------------------------------------------------------------------------------------
                     Total adjustments                                      393.6                  (243.2)                  493.7
---------------------------------------------------------------------------------------------------------------------------------
                  TOTAL CASH FLOWS FROM OPERATING
                    ACTIVITIES                                              634.7                   439.1                 1,052.4
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              (805.0)                 (838.4)                 (699.0)
         Short term securities acquired                                     (54.2)                  (18.3)                  (38.6)
         Short term securities redeemed                                      59.5                    18.6                    40.8
         Asset dispositions                                                  49.5                   493.3                    37.6
         Asset acquisitions (Notes 2, 8)                                   (892.0)                 (217.9)                 (127.1)
         Other transactions                                                (159.8)                 (138.8)                   (2.3)
---------------------------------------------------------------------------------------------------------------------------------
                  TOTAL CASH FLOWS FROM INVESTING
                    ACTIVITIES                                           (1,802.0)                 (701.5)                 (788.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Short term debt incurred                                         2,111.8                   447.4                   298.8
         Short term debt paid                                              (727.1)                  (98.8)                 (150.5)
         Long term debt incurred                                             20.5                   325.4                    39.2
         Long term debt paid                                                (48.7)                 (193.4)                 (217.7)
         Common stock issued                                                 14.1                    38.8                    81.1
         Common stock acquired                                                --                    (85.2)                  (78.4)
         Dividends paid                                                    (187.5)                 (187.9)                 (178.3)
---------------------------------------------------------------------------------------------------------------------------------
                  TOTAL CASH FLOWS FROM FINANCING ACTIVITIES              1,183.1                   246.3                  (205.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                (13.5)                   (3.5)                  (37.9)
---------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       2.3                   (19.6)                   20.1
Cash and Cash Equivalents at Beginning of the Period                        239.0                   258.6                   238.5
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $    241.3              $    239.0               $   258.6


The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS


NOTE  1

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

INVENTORY PRICING
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method or average cost method for other inventories. Refer to
Note 6.

INVESTMENTS
Investments in marketable equity securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income, net of tax. Refer to Notes 8, 21.

GOODWILL
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill is amortized over its estimated useful life, based on an evaluation of all relevant factors. Substantially all goodwill resulting from the strategic alliance with Sumitomo and other acquisitions in North America and the European Union is amortized on a straight-line basis over 40 years. Goodwill resulting from acquisitions in emerging markets is amortized on a straight-line basis over periods ranging from 20-40 years. The carrying amount and estimated useful life of goodwill are reviewed whenever events or changes in circumstances indicate that revisions may be warranted. Refer to Note 7.

PROPERTIES AND PLANTS
Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 9.

STOCK-BASED COMPENSATION
Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company's stock at the end of the reporting period. Refer to
Note 12.

ADVERTISING COSTS
Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under the Company's domestic cooperative advertising program with dealers and franchisees are recorded subsequent to the first time the advertising takes place, as related revenues are recognized. Refer to Note 19.

FOREIGN CURRENCY TRANSLATION
Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated Other Comprehensive Income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instrument contracts are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.
  To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized are reported on the Consolidated Balance Sheet as both current and long term receivables or liabilities.
  INTEREST RATE CONTRACTS -- The differentials to be received or paid under interest rate exchange contracts are recognized in income over the life of the contracts as adjustments to Interest Expense. The settlement amounts received or paid under interest rate lock contracts are recognized in income over the life of the associated debt as adjustments to interest expense.
  FOREIGN EXCHANGE CONTRACTS -- As exchange rates change, gains and losses on contracts designated as hedges of existing assets and liabilities are recognized in income as Foreign Currency Exchange, while gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in Shareholders' Equity as Accumulated Other Comprehensive Income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until included in the measurement of the related foreign currency transaction.
  Gains and losses on terminations of hedge contracts are recognized as Other (Income) and Expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as Prepaid Expenses or Deferred Charges and amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Derivative financial instruments that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are marked-to-market, with gains and losses recognized in income as Other (Income) and Expense. Refer to Note 10.

ENVIRONMENTAL CLEANUP MATTERS
The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 23.

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to
Note 16.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

PER SHARE OF COMMON STOCK
Basic earnings per share have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options, computed using the treasury stock method, the Company's 1.2% Convertible Note Payable Due 8/00 and performance units. All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 12.

RECLASSIFICATION
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 1999 presentation.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 2

STRATEGIC ALLIANCE

On June 14, 1999, the Company entered into a definitive general agreement and various other agreements with Sumitomo Rubber Industries Ltd. ("Sumitomo") relating to the formation and operation of the strategic global alliance (the "Alliance Agreements"). The Alliance Agreements provide, among other things, for tire manufacturing and sales joint ventures. On September 1, 1999, the global alliance was completed and the joint ventures commenced operations. In addition to the businesses contributed, the Company paid $931.6 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.
  In accordance with the terms of the Alliance Agreements, on September 1, 1999 the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. On September 1, 1999, this company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. Excluded from the joint venture are the Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants and technical center and related facilities located in Luxembourg. On September 1, 1999, the Company also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo's tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, the Company acquired 100% of the balance of Sumitomo's Dunlop Tire distribution and sales operations in the United States and Canada. The Company also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. The Company transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash. The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The Alliance Agreements also provide for the investment by the Company and Sumitomo in the common stock of the other. Refer to Note 8.
  The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed to the joint venture companies included $130 million of debt. The Company will amortize substantially all of the approximately $300 million of goodwill recorded on the transaction on a straight-line basis over 40 years. The Company recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.
  The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. Due to the magnitude of the assessment required, the establishment and implementation of these plans will extend over several periods. The Company anticipates that some of these actions, when approved will result in charges to operations while others will result in an adjustment to the acquisition cost. In the fourth quarter of 1999, the Company approved actions related to the businesses acquired. The cost of these actions is expected to total $6.9 million. The costs were recorded as an adjustment to the acquisition cost and resulted in increased values assigned to property, plant and equipment. Refer to Note 3.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


  Further actions contemplated by the Company related to the businesses acquired are expected to result in costs totaling approximately $70 million to $110 million. These costs include associate severance costs and noncancellable lease obligations. The costs will also be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill.
  The Consolidated Balance Sheet at December 31, 1999 includes all of the assets and liabilities of the European and North American businesses acquired by the Company, including approximately $600 million of working capital. The Consolidated Statement of Income also includes the results of operations of the former Sumitomo operations from September 1, 1999, which are referred to in the table below as "Dunlop".
  The following table presents supplemental pro forma estimated results of operations as if the joint ventures had commenced operations on January 1, 1998. Historical results of the acquired businesses have been adjusted to exclude non-recurring items and to reflect changes in the carrying amounts and depreciable lives of certain fixed assets. The pro forma information also reflects amortization of goodwill recorded by the Company and interest expense at 6% associated with the debt incurred to finance the Company's cash payment of $931.6 million to Sumitomo and its affiliates.

                                  Year Ended December 31,
                                  -----------------------
(In millions, except per share)        1999         1998
---------------------------------------------------------
                                 (Unaudited)  (Unaudited)
NET SALES

         Goodyear                $   11,979.3   $ 12,561.8
         Dunlop                       2,479.1      2,529.7
                                 ------------   ----------
                                 $   14,458.4   $ 15,091.5
NET INCOME

         Goodyear                $      154.1   $    619.0
         Dunlop                          87.5         57.4
                                 ------------   ----------
                                 $      241.6   $    676.4
NET INCOME PER SHARE -- BASIC

         Goodyear                $        .99  $      3.95
         Dunlop                           .56          .37
                                 ------------   ----------
                                 $       1.55  $      4.32
NET INCOME PER SHARE -- DILUTED

         Goodyear                $        .97  $      3.91
         Dunlop                           .55          .36
                                 ------------   ----------
                                 $       1.52  $      4.27


NOTE 3

RATIONALIZATIONS

The net amounts of rationalization charges (credits) to income by quarter for the periods indicated were as follows:

                                          Year Ended December 31,
                                        ---------------------------
(In millions, except per share)         1999      1998       1997
-------------------------------------------------------------------
First Quarter                           $167.4    $  --      $  --
Second Quarter                            (9.6)    (29.7)       --
Third Quarter                              6.1       --         --
Fourth Quarter                             7.7       --       265.2
                                        ------    -------   -------
         Total Rationalizations         $171.6    $(29.7)    $265.2

         After Tax                      $132.5    $(19.6)    $176.3

         Per Share                      $  .84    $ (.12)    $ 1.12


1999 RATIONALIZATION ACTIONS, CHARGES AND CREDITS--The table below sets forth by quarter for the periods indicated the rationalization plans adopted in the quarter and any reversals of, or other adjustments to, prior rationalization plans credited or charged in such quarter:


                                                     Year Ended December 31, 1999
                                        ---------------------------------------------------
                                                                                        Net
                                        Rationalization     Reversals       Rationalization
                                                 Action           and       Charge (Credit)
(In millions)                                  Recorded   Adjustments              Recorded
-------------------------------------------------------------------------------------------
FIRST QUARTER
         Rationalization Actions             $  167.4       $    --          $  167.4
                                             --------       --------         --------
                  TOTAL                      $  167.4       $    --          $  167.4
SECOND QUARTER
         Reversal to 1997 Program Charge     $     --       $  (6.5)         $   (6.5)
         Reversal to 1996 Program Charge           --          (3.1)             (3.1)
                                             --------       -------          --------
                  TOTAL                      $     --       $  (9.6)         $   (9.6)
THIRD QUARTER
         Rationalization Actions             $   46.5       $    --          $   46.5
         Reversal to First Quarter Charge          --         (40.2)            (40.2)
         Reversal to 1997 Program Charge           --           (.2)              (.2)
                                             --------       -------          --------
                  TOTAL                      $   46.5       $ (40.4)         $    6.1
FOURTH QUARTER
         Rationalization Actions             $   26.2       $    --          $   26.2
         Reversal to First Quarter Charge          --         (13.7)            (13.7)
         Reversal to 1997 Program Charge           --          (4.8)             (4.8)
                                             --------       -------          --------
                  TOTAL                      $   26.2       $ (18.5)         $    7.7
                                             --------       -------          --------
                           TOTAL YEAR 1999   $  240.1       $ (68.5)         $  171.6

NOTES TO FINANCIAL STATEMENTS
(continued)


The 1999 rationalization programs are described below. The reversals recorded during 1999 totaled $68.5 million ($45.2 million after tax or $.29 per share). The reversals included $44.7 million related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden facility due to higher-than-expected demand in North America and the high cost and time delays associated with installing additional capacity at other plants. Of the $44.7 million, $38.9 million related to pension curtailment costs and associate severance costs not required and $5.8 million related primarily to noncancellable contracts again utilized due to the partial resumption of passenger tire manufacturing at Gadsden. The reversals also included $6.8 million related to the decision to abandon the planned relocation of certain agricultural tire production to Turkey due to the rationalization opportunities presented by the joint venture with Sumitomo and production difficulties in Turkey following a major earthquake. The remaining $17.0 million of the reversals resulted from the evaluation of the reserves at each balance sheet date and the identification of amounts no longer needed for their originally intended purposes, primarily related to the 1997 and 1996 rationalization programs.
  1998 RATIONALIZATION CREDITS--The Company did not adopt any rationalization plans during 1998. In the 1998 second quarter the Company recorded a reversal of $29.7 million of charges originally made in respect of the 1997 rationalization program, which consisted of $22.0 million resulting from favorable settlement of obligations related to the Company's exit from the Formula 1 racing series and $7.7 million related to plant downsizing and closure activities in North America.
  1997 RATIONALIZATION ACTIONS AND CHARGES--The rationalization actions approved in the fourth quarter of 1997 are described below and resulted in a charge of $265.2 million.
  FOURTH QUARTER 1999 PROGRAM--The Company committed to a number of rationalization actions in the fourth quarter of 1999 to reduce costs and increase productivity. The actions consisted of associate reductions in North America and a facility in Europe, as well as contract settlement costs related to the exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. The Company recorded charges of $26.2 million ($19.3 million after tax or $.12 per share), all of which related to future cash outflows. The balance of these provisions totaled $21.8 million at December 31, 1999.
  Associate-related rationalization costs were recorded in the 1999 fourth quarter, and were incurred through December 31, 1999, as follows:


                                                               BALANCE AT
(In millions)                           RECORDED    INCURRED   12/31/99
-------------------------------------------------------------------------
North American Tire associate
 reductions                              $13.7        $(3.7)     $10.0
European associate reductions              6.9          (.7)       6.2
                                         -----        -----      -----
                                         $20.6        $(4.4)     $16.2

The fourth quarter associate-related charges provide for the release of approximately 800 associates, including approximately 200 administrative and support associates in the North American Tire operations and approximately 600 production and support associates at a European facility. During 1999, approximately 100 associates, primarily in North American Tire operations, were released. The Company plans to release approximately 700 more associates under this program during 2000.
  Rationalization costs, other than associate-related costs, were recorded in the 1999 fourth quarter and were incurred through December 31, 1999, as follows:

                                                         BALANCE AT
(In millions)                           RECORDED         12/31/99
--------------------------------------------------------------------
Withdrawal of support for CART/IRL        $5.6            $5.6
                                          ----            ----
                                          $5.6            $5.6

Costs associated with withdrawal of support for CART/IRL were for contract settlements which will be paid during 2000. In the third quarter of 1999, the Company took a charge for the exit from the CART/IRL racing series, however that charge did not include certain contract settlement amounts that had not been negotiated as of September 30, 1999. Contract settlements with various racing teams were completed in the fourth quarter of 1999 and these costs were provided for in the fourth quarter 1999 program.
  THIRD QUARTER 1999 PROGRAM--Continued competitive conditions in the markets served by the Company resulted in the approval of rationalization plans in the third quarter of 1999. The plans consisted of the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire and the exit from the CART/IRL racing series at the end of the 1999 series. Of the $46.5 million of charges recorded ($42.4 million after tax or $.27 per share), $19.2 million related to non-cash writeoffs and $27.3 million related to future cash outflows, primarily for associate severance costs and payments under noncancellable contracts. The balance of these provisions totaled $13.0 million at December 31, 1999.

NOTES TO FINANCIAL STATEMENTS
(continued)


  Associate-related rationalization costs were recorded in the 1999 third quarter, and were incurred through December 31, 1999, as follows:

                                                                BALANCE AT
(In millions)                           RECORDED    INCURRED    12/31/99
--------------------------------------------------------------------------
Termination of tire production          $15.2        $ (9.6)      $5.6
North American Tire staffing              4.8          (3.7)       1.1
Withdrawal of support for CART/IRL         .4           (.1)        .3
                                        -----        ------       ----
                                        $20.4        $(13.4)      $7.0

The third quarter associate-related charges provide for the release of approximately 340 associates, including approximately 160 production and supervisory associates at a Latin American facility, 120 managerial, administrative and support associates in North American Tire operations and 60 production and support associates in CART/IRL activities. During 1999, substantially all associates were released under this program.
  Rationalization costs, other than associate-related costs, were recorded in the 1999 third quarter, and were incurred through December 31, 1999, as follows:


                                                                BALANCE AT
(In millions)                           RECORDED    INCURRED    12/31/99
--------------------------------------------------------------------------
Termination of tire production          $19.6        $(17.5)     $2.1
Withdrawal of support for CART/IRL        6.5          (2.6)      3.9
                                        -----        ------      ----
                                        $26.1        $(20.1)     $6.0

Costs associated with termination of tire production were primarily for equipment taken out of service at the tire plant in Latin America. Costs associated with the withdrawal of support for CART/IRL were for the early termination of contracts with various racing teams and for the writeoff of equipment taken out of service. The Company expects to complete these actions during 2000.
  FIRST QUARTER 1999 PROGRAM--A number of rationalization actions were approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency. These actions consisted primarily of the termination of tire production at the Company's Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America. A charge of $167.4 million ($116.0 million after tax or $.74 per share) was recorded, of which $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. The balance of these provisions totaled $6.4 million at December 31, 1999.
  Associate-related rationalization costs were recorded in the 1999 first quarter and were incurred or reversed during 1999, as follows:

                                                                   BALANCE AT
(In millions)                   RECORDED    INCURRED    REVERSED   12/31/99
-----------------------------------------------------------------------------
Plant downsizing
   and consolidation            $  62.2     $  (53.2)    $  (8.6)   $  .4
Termination of tire
   production at Gadsden           59.4        (20.5)      (38.9)      --
Asset sales and
   other exit costs                 9.0         (3.2)         --      5.8
                                -------     --------     -------    -----
                                $ 130.6     $  (76.9)    $ (47.5)   $ 6.2

Under the first quarter 1999 program, the Company provided for the release of approximately 4,000 associates around the world. The majority of the associates to be released under the plan are or were production and support associates at manufacturing locations, primarily in the United States and Latin America. Through December 31, 1999, approximately 3,300 associates, including approximately 1,600 associates at manufacturing locations in the United States and over 1,500 associates at Latin American manufacturing locations were released. The Company plans to release approximately 100 more associates under this program during 2000. However, approximately 600 production and support associates at Gadsden and other locations that the Company planned to release will be retained.
  Rationalization costs, other than associate-related costs, were recorded in the first quarter program, and were incurred, reversed or adjusted through December 31, 1999, as follows:

                                                        REVERSED
                                                              OR   BALANCE AT
(In millions)                   RECORDED    INCURRED    ADJUSTED   12/31/99
-----------------------------------------------------------------------------
Termination of tire
  production at Gadsden         $26.1       $(20.3)     $(5.8)     $ --
Plant downsizing
  and consolidation                .6          (.5)        --        .1
Withdrawal of support
  for Formula 1 racing            6.9         (5.1)      (1.8)       --
Asset sales and
  other exit costs                3.2         (2.5)       (.6)       .1
                                -----       ------      -----     -----
                                $36.8       $(28.4)     $(8.2)     $ .2

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


Costs associated with the termination of tire production at Gadsden were primarily for the writeoff of equipment taken out of service and obligations under noncancellable contracts, primarily utility contracts, at the Gadsden facility. The decision to resume passenger tire production at Gadsden resulted in the reversal of $5.8 million primarily related to noncancellable contracts again utilized. Asset sales and other exit costs included a loss on the anticipated sale of a rubber plantation in Asia. The charge for withdrawal from Formula 1 racing included additional exit costs not provided for under the 1997 plan and a $1.8 million provision for the carryover of costs from the 1997 program. The Company expects the remaining actions to be completed during 2000.
  1997 PROGRAM--As a result of continued competitive conditions in the markets served by the Company, a number of rationalization actions were approved in 1997 to reduce costs and focus on core businesses. These actions, the timing of which resulted in part from the finalization of labor contract negotiations in the United States, included the optimization, downsizing or consolidation of certain production facilities, consolidation of distribution operations and withdrawal of support from the worldwide Formula 1 racing series. A charge of $265.2 million was recorded, of which $52.5 million related to non-cash writeoffs and $212.7 million related to future cash outflows, primarily for associate severance costs. The balance of these provisions totaled $32.9 million and $88.2 million at December 31, 1999 and 1998, respectively.
  Associate-related rationalization costs totaling $146.1 million were recorded in 1997 and were incurred or reversed through December 31, 1999, as follows:

                          BALANCE AT                             BALANCE AT
(In millions)             12/31/98      INCURRED     REVERSED    12/31/99
---------------------------------------------------------------------------
Plant downsizing
 and closure activities   $19.9         $ (8.8)       $ (6.3)    $ 4.8
Kelly-Springfield
 consolidation             17.1           (6.8)           --      10.3
Consolidation of North
 American distribution
 facilities                 8.8           (3.5)           --       5.3
Production realignments    13.5           (9.6)         (3.9)       --
                          -----         ------        ------     -----
                          $59.3         $(28.7)       $(10.2)    $20.4


The 1997 associate-related charge provided for the release of approximately 3,000 associates around the world. At December 31, 1998, approximately 1,650 associates had been released. During 1999, approximately 800 associates, primarily hourly associates in North American operations, were released. Under the 1997 program the Company plans to release approximately 400 more associates during 2000, primarily hourly associates at manufacturing and distribution locations in the United States and certain supervisory and staff associates in the United States. Approximately 150 of the associates planned to be released, primarily hourly manufacturing associates, will be retained.
  Rationalization costs, other than associate-related costs, totaling $119.1 million were recorded in 1997 and were incurred, reversed or adjusted during 1999, as follows:

                                                  REVERSED
                        BALANCE AT                  OR          BALANCE AT
(In millions)           12/31/98     INCURRED     ADJUSTED      12/31/99
---------------------------------------------------------------------------
Withdrawal of support
 for Formula 1 racing     $(1.8)     $   --       $ 1.8         $  --
Plant downsizing and
 closure activities        11.8       (10.5)       (1.3)           --
Kelly-Springfield
 consolidation             12.6         (.5)         --          12.1
Consolidation of North
 American distribution
 facilities                 4.7        (4.3)         --            .4
Commercial tire outlet
 consolidation              1.6        (1.6)         --            --
                          -----      ------       -----         -----
                          $28.9      $(16.9)      $  .5         $12.5

Withdrawal costs associated with Formula 1 racing resulted from the fulfillment of contracts with various racing teams, the writeoff of equipment and other assets no longer needed and estimated operating costs for the 1998 racing season. Plant downsizing and closure activities related to costs for the writeoff of buildings and equipment and for lease cancellation costs at four production facilities in the United States. The Kelly-Springfield consolidation involves the integration of the Kelly-Springfield tire division located in Cumberland, Maryland, into the Company's Akron, Ohio, world headquarters, the cost of which relates to noncancellable leases and the writeoff of equipment. The consolidation of distribution facilities in North America from 40 to 18 resulted in noncancellable lease costs associated with the closure of these facilities. The commercial tire outlet consolidation involved the writeoff of equipment and lease cancellation costs related to the planned closing of approximately 30 locations. The $1.8 million Formula 1 adjustment was provided for under the 1999 first quarter program. The Company also reversed $1.3 million that was not required to complete the plant downsizing and closure activities. The Company expects the 1997 program to be completed during 2000.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     1996 Program - As part of a rationalization plan the Company recorded charges totaling $148.5 million ($95.3 million after tax or $.61 per share) related to worldwide workforce reductions, consolidation of operations and the closing of manufacturing facilities. The Company has completed the release of associates under the 1996 program. During 1999, $3.3 million was charged to the reserve and reserves totaling $3.1 million were adjusted. The remaining balance under the 1996 provision totaled $2.7 million and $9.1 million at December 31, 1999 and 1998, respectively. The remaining balance at December 31, 1999 is for payments due under noncancellable leases through 2007 related to Canadian retail store closures. Except for the remaining Canadian lease payments, the Company has completed the 1996 program.

DUNLOP RATIONALIZATIONS
The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.
     FOURTH QUARTER 1999 DUNLOP PROGRAM - In order to optimize market growth opportunities and maximize cost efficiencies, the Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo in the fourth quarter of 1999. The Company recorded a $6.9 million adjustment to the purchase price allocation of the acquired Dunlop businesses, of which $.4 million related to non-cash writeoffs and $6.5 million related to future cash outflows, primarily for associate severance and relocation costs. The balance of these provisions totaled $5.4 million at December 31, 1999.
     Associate-related rationalization costs were recorded in the 1999 fourth quarter, and were incurred through December 31, 1999, as follows:

                                                            BALANCE AT
(In millions)                           RECORDED  INCURRED  12/31/99
--------------------------------------------------------------------------------
Research and development
         reorganization                 $3.0      $(1.1)    $1.9
Associate downsizing and relocation      1.4      -          1.4
                                        ----      -----     ----
                                        $4.4      $(1.1)    $3.3

     The fourth quarter charges provide for the release of approximately 90 associates and the relocation of approximately 40 associates in the United Kingdom, France and Germany, including approximately 100 associates in research and development operations and 30 associates in sales, purchasing, engineering, logistics and manufacturing activities. During the 1999 fourth quarter, approximately 50 associates in research and development operations were released or relocated. The Company plans to release or relocate approximately 80 more associates during 2000 under this program.
     Rationalization costs, other than associated-related costs, were recorded in the 1999 fourth quarter, and were incurred through December 31, 1999, as follows:

                                                            BALANCE AT
(In millions)                           RECORDED  INCURRED  12/31/99
--------------------------------------------------------------------------------
Research and development
         reorganization                 $  .4     $(.4)     $-
Closure of United Kingdom
         retail outlets                   2.1      -         2.1
                                        ----      -----     ----
                                        $ 2.5     $(.4)     $2.1

Research and development reorganization costs related to equipment taken out of service. Costs associated with the closure of the United Kingdom retail outlets were for noncancellable lease contracts. The Company expects that these actions will be completed during 2000, except for future rental payments under noncancellable leases.
     Subsequent Event - On January 6, 2000, the Company committed to a plan to terminate certain tire production at the Dunlop tire manufacturing facility in Birmingham, England. In connection with this action, approximately 650 associates will be released. Costs incurred under the program are expected to approximate $20 million and will be recorded in the first quarter of 2000 as an adjustment to the purchase price allocation in respect of the acquired Dunlop businesses.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4
OTHER (INCOME) AND EXPENSE

(In millions)                              1999           1998           1997
-------------------------------------------------------------------------------
Asset sales                                $ (166.7)      $(123.8)       $    -
Interest income                               (16.3)        (12.8)        (23.0)
Financing fees and financial instruments       41.1          43.1          41.4
Lawsuit settlement                                -          15.9             -
Miscellaneous                                  (6.0)           .2           6.1
                                            -------       -------        ------
                                            $(147.9)      $ (77.4)       $ 24.5

During 1999, the Company recorded a third quarter gain totaling $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed by the Company to Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in the 1999 third quarter from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals.
     The Company recorded gains in 1998 totaling $123.8 million ($76.4 million after tax or $.48 per share) on the disposition of a latex processing facility in Georgia, six distribution facilities in North America and certain other real estate.
     Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Europe, pending remittance or reinvestment in the regions. At December 31, 1999, $90.3 million or 37.1% of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil ($112.5 million or 45.1% at December 31,
1998) and $58.8 million or 24.2% were concentrated in Asia ($35.1 million or 14.1% at December 31, 1998). Dividends received by the Company and domestic subsidiaries from its consolidated international operations for 1999, 1998 and 1997 were $352.4 million, $215.9 million and $323.3 million, respectively.
     Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 5.
     In 1998, the Company recorded a charge of $15.9 million ($10.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin America.

NOTE 5
ACCOUNTS AND NOTES RECEIVABLE

(In millions)                                1999           1998
--------------------------------------------------------------------------------
Accounts and notes receivable                $2,378.2       $1,825.6
Allowance for doubtful accounts                 (81.9)         (54.9)
                                             --------       --------
                                             $2,296.3       $1,770.7

Throughout the year, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. At December 31, 1999 and 1998, the level of net proceeds from sales under the program was $550 million. The balance of the uncollected portion of receivables sold under that and other agreements was $565.6 million at December 31, 1999 and $581.6 million at December 31, 1998. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense. Refer to Note 4.

NOTE 6
INVENTORIES

(In millions)                                1999           1998
--------------------------------------------------------------------------------
Raw materials                                $   389.7      $   369.9
Work in process                                   99.2           87.5
Finished product                               1,798.3        1,707.1
                                             ---------      ---------
                                              $2,287.2      $ 2,164.5

The cost of inventories using the last-in, first-out (LIFO) method (approximately 37.4% of consolidated inventories in 1999 and 39.7% in 1998) was less than the approximate current cost of inventories by $306.2 million at December 31, 1999 and $322.4 million at December 31, 1998.

NOTE 7
GOODWILL

(In millions)                                1999           1998
--------------------------------------------------------------------------------
Goodwill                                     $572.4         $288.8
Accumulated amortization                      (55.5)         (31.4)
                                             ------         ------
                                             $516.9         $257.4

Amortization of goodwill totaled $24.1 million, $18.1 million and $13.3 million in 1999, 1998 and 1997, respectively.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8
INVESTMENTS

NONCASH INVESTING ACTIVITIES
The Consolidated Statement of Cash Flows is presented net of the following transactions:
     In connection with the Company's strategic alliance with Sumitomo on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934. The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934. The Sumitomo
Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen 50 par value per share, of Sumitomo at a conversion price of Yen 539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $127.8 million at December 31, 1999. The Company and Sumitomo have agreed not to redeem their respective Notes, and to convert the Notes, if the joint ventures are operating on July 1, 2000.
     The acquisition cost of the strategic alliance with Sumitomo in 1999 included the approximately $307 million fair value of 25% of the Company's businesses contributed to the European joint venture. The Company also acquired debt totaling $130 million in Dunlop's European and North American businesses.
     In 1999, the Company's Slovenian tire manufacturing subsidiary recorded fixed assets totaling $43.4 million acquired under a capital lease. In 1998, the Company acquired a majority ownership interest in an Indian tire manufacturer and assumed $103 million of debt. In 1997, the Company acquired a 60% interest in a South African tire and industrial rubber products business and assumed $29 million of debt.

INVESTMENTS
The Company has classified its investment in the Sumitomo Note (the Sumitomo
Note) as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The classification reflected the completion of the strategic alliance with Sumitomo and the planned conversion of the Sumitomo Note into equity. The fair value of the Sumitomo Note as an equity instrument was $107.2 million at December 31, 1999. Changes in the fair value of the Sumitomo Note are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Company's 1.2% Convertible Note Payable has been designated as a hedge of the exchange exposure of the Sumitomo Note. To the extent the hedge is effective, the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At December 31, 1999 the gross unrealized holding loss on the Note, net of the hedge, totaled $20.6 million ($12.8 million after tax).

NOTE 9
PROPERTIES AND PLANTS

                                             1999                          1998
                                   ---------------------------------------------------------
                                             Capital                       Capital
(In millions)                      Owned     Leases    Total     Owned     Leases    Total
--------------------------------------------------------------------------------------------
Properties and plants, at cost:
  Land and improvements          $   445.4   $ 11.7   $  457.1  $  301.2   $ 3.7    $  304.9
  Buildings and improvements       1,652.9     96.6    1,749.5   1,436.0    31.3     1,467.3
  Machinery and equipment          8,234.8    148.3    8,383.1   7,211.0    49.0     7,260.0
  Construction in progress           722.7        -      722.7     720.9       -       720.9
                                 -----------------------------------------------------------
                                  11,055.8    256.6   11,312.4   9,669.1    84.0     9,753.1
Accumulated depreciation          (5,470.9)   (80.5)  (5,551.4) (5,325.5)  (69.1)   (5,394.6)
                                 -----------------------------------------------------------
                                 $ 5,584.9   $176.1   $5,761.0  $4,343.6   $14.9    $4,358.5

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, approximately 18 years; machinery and equipment, approximately 11 years.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Note 10
FINANCING ARRANGEMENTS AND
DERIVATIVE FINANCIAL INSTRUMENTS

SHORT TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 1999, the Company had short term uncommitted credit arrangements totaling $2.00 billion, of which $.83 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements. In addition, the Company maintains a commercial paper program, whereunder the Company may have up to $1.5 billion outstanding at any one time. Commercial paper totaling $1.15 billion was outstanding at December 31, 1999.
     Two credit facility agreements are available whereunder the Company may from time to time borrow and have outstanding until December 31, 2000 up to U.S. $75 million at any one time with international banks. Under the terms of the agreements, the Company may, upon payment of a fee at or prior to borrowing, repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available European or Asian currencies. Borrowings are discounted at rates equivalent to an average of 20.3 basis points over a three-month reserve adjusted LIBOR. A commitment fee of an average 4.4 basis points is paid on the $75 million commitment (whether or not borrowed). There were no borrowings outstanding under these agreements at December 31, 1999. The average amount outstanding under these agreements during 1999 was $37.8 million.
     The Company had outstanding debt obligations which by their terms are due within one year amounting to $2.32 billion at December 31, 1999. Commercial paper and domestic short term bank debt represented $1.46 billion of this total with a weighted average interest rate of 6.29% at December 31, 1999, which obligations were classified as long term debt. The remaining $.86 billion was short term debt of international subsidiaries with a weighted average interest rate of 4.79% at December 31, 1999.

LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 1999, the Company had long term credit arrangements totaling $3.11 billion, of which $2.00 billion were unused.

     The following table presents long term debt at December 31:

(In millions)                                          1999          1998
--------------------------------------------------------------------------------
Swiss franc bonds:
         5.375% due 2000                           $  105.0      $  122.3
         5.375% due 2006                               99.0         115.3
Notes:
         6 5/8% due 2006                              249.3         249.2
         6 3/8% due 2008                               99.6          99.6
         7%     due 2028                              148.9         148.9
Bank term loans due 2000 - 2005                       130.4         130.5
Domestic short term borrowings                      1,457.0         201.0
Other domestic and international debt                 175.6         134.4
                                                    -------       -------
                                                    2,464.8       1,201.2
Capital lease obligations                              97.4          11.3
                                                    -------       -------
                                                    2,562.2       1,212.5
Less portion due within one year                      214.3          26.0
                                                    -------       -------
                                                   $2,347.9      $1,186.5

In addition to the amounts in the table above, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934 (equivalent to $127.8 million at December 31, 1999). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. Subject to certain conditions relating to the continuance of the Alliance, Sumitomo has agreed to convert the Company's Note into shares of common stock in accordance with its terms prior to maturity.
     At December 31, 1999, the fair value of the Company's long term fixed rate debt amounted to $812.7 million, compared to its carrying amount of $836.0 million ($938.6 million and $879.2 million, respectively, at December 31, 1998). The difference was attributable primarily to the long term public bonds issued in 1999 and 1998. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the Company's variable rate debt approximated its carrying amount at December 31, 1999 and 1998.
     The Swiss franc bonds were hedged by foreign exchange contracts at December 31, 1999 and 1998, as discussed below.
     The Notes have an aggregate face amount of $500.0 million and are reported net of unamortized discount aggregating $2.2 million ($500.0 million and $2.3 million, respectively, at December 31, 1998).
     The bank term loans due 2000 through 2005 are comprised of $80.4 million of fixed rate agreements bearing interest at a weighted average rate of 6.51% and a $50 million agreement

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

bearing interest at a floating rate based upon LIBOR minus a fixed spread. One of the fixed rate agreements totaling $50 million allows the bank to convert the loan to a variable rate prior to maturity. The $50 million floating rate agreement allows the bank to terminate the loan in 2002 or convert the loan to a fixed interest rate of 7.19% until maturity in 2005.
     All commercial paper outstanding at December 31, 1999 ($1.15 billion), which was issued for terms of less than 270 days, and all domestic short term bank borrowings outstanding at December 31, 1999 and 1998 ($305 million and $201 million, respectively), which by their terms are or were due within one year, are classified as long term. These obligations are supported by lending commitments under the two revolving credit facilities described below. It is the Company's intent to maintain these debt obligations as long term.
     Other domestic and international debt consisted of fixed and floating rate bank loans denominated in U.S. dollars and other currencies and maturing in 2000-2008. The weighted average interest rate in effect under these loans was 4.07% at December 31, 1999.
     The Company is a party to two revolving credit facility agreements, consisting of a $700 million four year revolving credit facility and a $1.3 billion 364-day revolving credit facility. The $700 million facility is with 23 domestic and international banks and provides that the Company may borrow at any time until July 13, 2003, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 7.5 to 15 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 15 to 30 basis points. These fees may fluctuate quarterly within these ranges based upon the Company's leverage. During 1999 commitment and usage fees averaged 10.625 and 21.25 basis points, respectively. The $1.3 billion 364-day credit facility agreement is with 25 domestic and international banks and provides that the Company may borrow until August 18, 2000, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee of 8 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee ranging from 32 to 57 basis points on amounts borrowed (other than on a competitive bid or prime rate basis). Under both the four year and the 364-day facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 1999.
     The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 1999 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)            2000      2001      2002      2003      2004
-------------------------------------------------------------------------------
Debt incurred under
  or supported by
  revolving credit
  agreements             $    -    $    -    $757.0    $700.0    $   -
Other                     214.3     125.7      94.0      17.3     21.4
                         ---------------------------------------------
                         $214.3    $125.7    $851.0    $717.3    $21.4

Refer to Note 5 for additional information on financing arrangements. Refer to
Note 11 for additional information on capital lease obligations.

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE EXCHANGE CONTRACTS
     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 1999, the interest rate on 28% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 55% at December 31, 1998.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

     Contract information and weighted average interest rates follow. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

(Dollars in millions)                   12/31/98       Matured        12/31/99
--------------------------------------------------------------------------------
Fixed rate contracts:
  Notional principal amount             $ 100.0        $25.0          $75.0
  Pay fixed rate                           6.17%        5.98%          6.24%
  Receive variable LIBOR                   5.24         5.37           6.10
  Average years to maturity                2.12                        1.54
  Fair value: favorable (unfavorable)   $  (2.2)                      $  .5
  Carrying amount: (liability)              (.1)                          -
--------------------------------------------------------------------------------

Weighted average information during the years 1999, 1998 and 1997 follows:

(Dollars in millions)                   1999           1998           1997
--------------------------------------------------------------------------------
Fixed rate contracts:
         Notional principal             $   96         $  111         $ 191
         Receive variable LIBOR           5.26%          5.70%         5.74%
         Pay fixed rate                   6.18           6.40          7.46
Floating rate contracts:
         Notional principal                  -              -         $   66
         Receive fixed rate                  -              -           6.24%
         Pay variable LIBOR                  -              -           5.63
--------------------------------------------------------------------------------

INTEREST RATE LOCK CONTRACTS
The Company uses interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. Contract information follows. Current market pricing models were used to estimate the fair values of interest rate lock contracts.

(Dollars in millions)                                  1999
--------------------------------------------------------------------------------
U.S. dollar contracts:
         Notional                                      $180
         Average contract rate                         6.07%
         Fair value                                    $5.5
         Carrying amount                                  -
Euro contracts:
         Notional                                      $101
         Average contract rate                         4.61%
         Fair value                                    $1.4
         Carrying amount                                  -
--------------------------------------------------------------------------------

FOREIGN CURRENCY EXCHANGE CONTRACTS
In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 1999 and 1998. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt (including the annual coupon payments). The carrying amount of these contracts (excluding the Swiss franc contracts) in an asset position totaled $2.4 million at December 31, 1999 and was recorded in Accounts and Notes Receivable. The carrying amount of these contracts (excluding the Swiss franc contracts) in a liability position totaled $.5 million and $2.1 million at December 31, 1999 and 1998, respectively, and was recorded in Other Current Liabilities. The carrying amount of the Swiss franc contracts totaled $56.1 million at December 31, 1999 and was recorded in both current and Long Term Accounts and Notes Receivable. The carrying amount of the Swiss franc contracts totaled $89.8 million at December 31, 1998 and was recorded in Long Term Accounts and Notes Receivable.
     A summary of forward exchange contracts in place at December 31 follows. Current market pricing models were used to estimate the fair values of foreign currency forward contracts. The contract maturities match the maturities of the currency positions. The fair value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility.

                                   1999                    1998
                              --------------------------------------------------
                              Fair      Contract       Fair      Contract
(In millions)                 Value     Amount         Value     Amount
--------------------------------------------------------------------------------
Buy currency:
         Swiss franc          $212.5    $160.6         $236.0   $151.0
         U.S. dollar            64.4      58.6           82.2     82.9
         Euro                   29.7      30.0              -        -
         British pound             -         -           38.6     38.8
         All other              23.1      23.1           24.1     22.8
                              ------    ------         ------   ------
                              $329.7    $272.3         $380.9   $295.5
         Contract maturity:
                  Swiss franc    10/00 - 3/06            10/00 - 3/06
                  All other      1/00 - 3/04             1/99 - 3/00
--------------------------------------------------------------------------------
Sell currency:
         Euro                 $ 48.3    $ 49.6         $    -   $    -
         Swedish krona          22.2      22.3              -        -
         Belgian franc             -         -          189.8    186.3
         French franc              -         -           65.7     65.9
         German mark               -         -           11.4     11.4
         All other              10.7      10.6           37.6     37.8
                              ------    ------         ------   -------
                              $ 81.2    $ 82.5         $304.5   $301.4
         Contract maturity        1/00 -3/00             1/99 -6/99
--------------------------------------------------------------------------------

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

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11
LEASED ASSETS
Net rental expense charged to income follows:

(In millions)                                1999      1998      1997
--------------------------------------------------------------------------------
Gross rental expenses                       $247.2    $226.3    $244.3
Sublease rental income                       (59.0)    (51.6)    (53.5)
                                            ------    ------    ------
                                            $188.2    $174.7    $190.8

The Company enters into capital and operating leases primarily for its vehicles, data processing equipment and its wholesale and retail distribution facilities under varying terms and conditions, including the Company's sublease of some of its domestic retail distribution network to independent dealers. Many of the leases provide that the Company will pay taxes assessed against leased property and the cost of insurance and maintenance.
     While substantially all subleases and some operating leases are cancellable for periods beyond 2000, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location.
     The following table presents minimum future lease payments:

                                                              2005 and
(In millions)            2000    2001    2002    2003    2004  beyond    Total
--------------------------------------------------------------------------------
CAPITAL LEASES
 Minimum lease
  payments             $ 57.3  $ 12.3  $  9.3  $  7.6  $  6.4  $  31.0 $ 123.9
 Minimum sublease
  rentals                 (.4)    (.2)    (.1)      -       -        -     (.7)
--------------------------------------------------------------------------------
                       $ 56.9  $ 12.1  $  9.2  $  7.6  $  6.4  $  31.0 $ 123.2
 Imputed interest                                                        (25.2)
 Executory costs                                                          (1.3)
--------------------------------------------------------------------------------
 Present value                                                         $  96.7
OPERATING LEASES
 Minimum lease
  payments             $230.8  $193.0  $153.1  $101.7  $ 75.3  $ 195.1 $ 949.0
 Minimum sublease
  rentals               (37.9)  (30.0)  (23.8)  (17.8)  (10.9)   (19.3) (139.7)
--------------------------------------------------------------------------------
                       $192.9  $163.0  $129.3  $ 83.9  $ 64.4  $ 175.8 $ 809.3
 Imputed interest                                                       (183.9)
--------------------------------------------------------------------------------
 Present value                                                         $ 625.4

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 12
STOCK COMPENSATION PLANS AND DILUTIVE SECURITIES
The Company's 1989 Goodyear Performance and Equity Incentive Plan and the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs). For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan terminated on April 14, 1997, except with respect to grants and awards then outstanding.
     The 1997 Plan authorizes, and the 1989 Plan authorized, the Company to grant from time to time to officers and other key employees of the Company and subsidiaries restricted stock, performance grants and other stock-based awards authorized by the Compensation Committee of the Board of Directors, which administers the Plans. The 1997 Plan will expire by its terms on December 31, 2001, except with respect to grants and awards then outstanding.
     Stock options and related SARs granted during 1999 generally have a maximum term of ten years and vest pro rata over four years. Performance units are earned based on cumulative net income per share of the Company's Common Stock over a three year performance period. To the extent earned, a portion of the performance units will generally be paid in cash (subject to deferral under certain circumstances) and a portion may be automatically deferred for at least five years in the form of units, each equivalent to a share of the Company's Common Stock and payable in cash, shares of the Company's Common Stock or a combination thereof at the election of the participant. A maximum of 15,000,000 shares of the Company's Common Stock are available for issuance pursuant to grants and awards made under the 1997 Plan through December 31, 2001.
     Stock-based compensation activity for the years 1999, 1998 and 1997 follows:

                                                  1999                          1998                          1997
                                        ------------------------------------------------------------------------------------
                                        Shares         SARs           Shares         SARs           Shares         SARs
----------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                9,563,252      1,496,670      8,226,144      1,190,248      8,277,689      1,052,799
  Options granted                       3,371,948        716,643      2,204,021        434,487      1,919,325        375,967
  Options without SARs exercised         (347,312)             -       (754,246)             -     (1,759,202)             -
  Options with SARs exercised             (44,126)       (44,126)      (115,202)      (115,202)      (189,805)      (189,805)
  SARs exercised                           (9,870)        (9,870)        (7,395)        (7,395)       (38,968)       (38,968)
  Options without SARs expired            (68,342)             -        (53,283)             -        (35,080)             -
  Options with SARs expired               (17,363)       (17,363)        (5,468)        (5,468)        (9,745)        (9,745)
  Performance units granted                13,353              -        100,474              -        111,788              -
  Performance unit shares issued           (8,876)             -         (8,629)             -        (26,619)             -
  Performance units cancelled             (33,856)             -        (23,164)             -        (23,239)             -
Outstanding at December 31             12,418,808      2,141,954      9,563,252      1,496,670      8,226,144      1,190,248
----------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31              5,741,778        847,358      3,801,049        494,230      3,019,753        331,713
----------------------------------------------------------------------------------------------------------------------------
Available for grant at December 31      7,433,575                    10,755,666                    13,008,945

Significant option groups outstanding at December 31, 1999 and related weighted average price and life information follows:

Grant Date        Options Outstanding       Options Exercisable        Exercisable Price         Remaining Life (Years)
----------------------------------------------------------------------------------------------------------------------------
12/06/99                 3,296,386                          -              $32.00                        10
11/30/98                 2,120,879                    643,736               57.25                         9
12/02/97                 1,853,069                  1,045,569               63.50                         8
12/03/96                 1,558,731                  1,212,142               50.00                         7
1/09/96                  1,207,549                    913,200               44.00                         6
1/04/95                    682,312                    682,312               34.75                         5
All other                1,348,567                  1,244,819               36.35                         3

The 1,348,567 options in the "All other" category were outstanding at exercise prices ranging from $11.25 to $74.25, with a weighted average exercise price of $38.03. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Weighted average option exercise price information follows:

                                        1999           1998           1997
--------------------------------------------------------------------------------
Outstanding at January 1                $50.27         $46.86         $40.22
Granted during the year                  32.00          57.25          63.50
Exercised during the year                23.71          37.77          36.04
Outstanding at December 31               45.63          50.27          46.86
Exercisable at December 31               47.55          43.56          38.51
--------------------------------------------------------------------------------

Forfeitures and cancellations were insignificant.

     Weighted average fair values at date of grant for grants in 1999, 1998 and 1997 follow:

                                        1999           1998           1997
--------------------------------------------------------------------------------
Options                                 $12.85         $18.76         $22.03
Performance units                        51.62          57.25          63.50
--------------------------------------------------------------------------------

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        1999           1998           1997
--------------------------------------------------------------------------------
Expected life (years)                       5              5              5
Interest rate                            5.97%           4.51%          5.82%
Volatility                               33.4            26.9           25.6
Dividend yield                           2.12            1.92           1.68
--------------------------------------------------------------------------------

The fair value of performance units at date of grant was equal to the market value of the Company's common stock at that date.
     Stock-based compensation costs reduced (increased) income as follows:

(In millions, except per share)         1999           1998         1997
--------------------------------------------------------------------------------
Pretax income                          $(12.4)         $  5.0         $ 10.2
Net income                               (7.7)            3.1            6.1
Net income per share                     (.05)            .02            .04
--------------------------------------------------------------------------------

The following table presents the pro forma reduction in income that would have been recorded had the fair values of options granted in each year been recognized as compensation expense on a straight-line basis over the four-year vesting period of each grant. The pro forma effect on income is not representative because it does not take into consideration grants made prior to 1995.

(In millions, except per share)            1999            1998            1997
--------------------------------------------------------------------------------
Pretax income                             $ 30.3          $ 26.7          $ 18.6
Net income                                  23.2            22.5            15.9
Net income per share                         .15             .14             .10
--------------------------------------------------------------------------------

Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                           1999             1998           1997
--------------------------------------------------------------------------------
Average shares outstanding-basic     156,182,004      156,570,476    156,225,112
Stock options                            758,437        1,484,463      1,740,714
Performance units                         98,230          252,273       203,708
1.2% Convertible Note Payable          1,900,928              -            -
--------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING-DILUTED   158,939,599      158,307,212    158,169,534
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 13

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company and its subsidiaries provide substantially all domestic associates and associates at certain international subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by the Company. Benefit payments are funded from operations.

Net periodic benefit cost follows:

(In millions)                                         1999        1998         1997
-------------------------------------------------------------------------------------
Service cost-benefits earned during the period      $ 21.5      $ 20.5         $ 22.0
Interest cost                                        145.6       152.2          154.3
Amortization of unrecognized:-net losses               9.0         8.9            4.3
                             -prior service costs     (2.3)       (3.9)          (2.4)
-------------------------------------------------------------------------------------
                                                    $173.8      $177.7         $178.2
-------------------------------------------------------------------------------------



The following table sets forth changes in the accumulated benefit obligation and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1999 and 1998:

(In millions)                                                      1999           1998
----------------------------------------------------------------------------------------
Accumulated benefit obligation:
 Beginning balance                                             $(2,173.3)     $(2,081.9)
 Service cost - benefits earned                                    (21.5)         (20.5)
 Interest cost                                                    (145.6)        (152.2)
 Plan amendments                                                     (.5)           8.3
 Actuarial gain (loss)                                             158.7         (115.1)
 Acquisitions                                                     (154.8)             -
 Foreign currency translation                                        4.9            9.2
 Curtailments                                                         --             .5
 Associate contributions                                            (1.8)          (1.7)
 Benefit payments                                                  209.6          180.1
----------------------------------------------------------------------------------------
ENDING BALANCE                                                  (2,124.3)      (2,173.3)
----------------------------------------------------------------------------------------
 Unrecognized net loss                                             255.3          417.6
 Unrecognized prior service cost                                   (27.4)         (39.6)
----------------------------------------------------------------------------------------
ACCRUED BENEFIT LIABILITY RECOGNIZED ON THE
  CONSOLIDATED BALANCE SHEET                                    $(1,896.4)     $(1,795.3)
----------------------------------------------------------------------------------------


The following table presents significant assumptions used:

                                 1999                          1998                      1997
                            ---------------------------------------------------------------------------------
                             U.S.     International        U.S.    International      U.S.    International
-------------------------------------------------------------------------------------------------------------
Discount rate                7.5%          8.3%            7.0%         7.6%          7.5%         8.8%
Rate of increase in
  compensation levels        4.0           5.4             4.0          5.8           4.0          6.4
-------------------------------------------------------------------------------------------------------------


A 7.75% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 5.5% annual rate of increase for retirees 65 years and older is assumed in 2000. These rates gradually decrease to 5.0% in 2011 and remain at that level thereafter. A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 1999 and the aggregate service and interest cost for the year then ended as follows:


(In millions)                                  1% Increase        1% Decrease
-------------------------------------------------------------------------------
Accumulated benefit obligation                    $22.0            $(23.1)
Aggregate service and interest cost                 2.3              (1.8)
-------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14

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

The Company's domestic funding practice since 1993 has been to fund amounts in excess of the requirements of Federal laws and regulations. During the seven years ended December 31, 1999, the Company funded $820.1 million to its domestic pension plans, which were fully funded at that date.

Net periodic pension cost follows:

(In millions)                                             1999               1998         1997
------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period        $118.0              $104.4       $ 96.9
Interest cost on projected benefit obligation            314.6               280.4        252.5
Expected return on plan assets                          (389.2)             (334.2)      (275.5)
Amortization of unrecognized: - prior service cost        65.9                66.9         48.2
                              - net losses                14.2                 6.9         12.2
                              - transition amount           .3                 1.2           .8
------------------------------------------------------------------------------------------------
                                                        $123.8              $125.6       $135.1
------------------------------------------------------------------------------------------------



The Company recognized a settlement gain of $12.5 million and a curtailment loss of $6.2 million during 1999. During 1998, the Company recognized a settlement loss of $6.6 million. During 1997, the Company recognized curtailment losses of $19.5 million as part of a charge for rationalizations. Refer to Note 3.


The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 1999 and 1998. At the end of 1999 and 1998, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.


(In millions)                                                         1999          1998
--------------------------------------------------------------------------------------------
Projected benefit obligation:
Beginning balance                                                 $(4,154.8)     $(3,596.4)
   Service cost - benefits earned                                    (118.0)        (104.4)
   Interest cost                                                     (314.6)        (280.4)
   Plan amendments                                                      (.6)        (210.5)
   Actuarial loss                                                      (5.8)        (224.6)
   Associate contributions                                            (23.4)         (21.8)
   Acquisitions                                                      (626.1)           (.3)
   Curtailment/settlements                                              6.3            8.7
   Foreign currency translation                                        76.9           16.2
   Benefit payments                                                   282.0          258.7
--------------------------------------------------------------------------------------------
ENDING BALANCE                                                     (4,878.1)      (4,154.8)
--------------------------------------------------------------------------------------------
Plan assets                                                         5,178.9        3,931.2
--------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                 300.8         (223.6)
Unrecognized prior service cost                                       475.1          536.4
Unrecognized net (gain) loss                                         (440.6)          12.8
Unrecognized net obligation at transition                               8.0           10.2
--------------------------------------------------------------------------------------------
NET BENEFIT COST RECOGNIZED ON THE CONSOLIDATED BALANCE SHEET      $  343.3       $  335.8
--------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

The following table presents significant assumptions used:

                                         1999                  1998                    1997
                                  ----------------------------------------------------------------------
                                   U.S.  International     U.S.   International    U.S.   International
--------------------------------------------------------------------------------------------------------
Discount rate                      7.5%        6.8%        7.0%        6.6%        7.5%        7.1%
Rate of increase in
  compensation levels              4.3         3.9         4.0         3.8         4.0         4.5
Expected long term rate
   of return on plan assets        9.5         8.8         9.5         8.7         9.5         9.2
--------------------------------------------------------------------------------------------------------


The following table presents amounts recognized on the Consolidated Balance
Sheet:

(In millions)                                               1999                  1998
------------------------------------------------------------------------------------------
Prepaid benefit cost  - current                           $  83.3              $  85.2
                      - long term                           533.3                462.7
Accrued benefit cost  - current                             (63.1)              (128.9)
                      - long term                          (242.6)              (136.1)
Intangible asset                                              8.9                 11.2
Deferred income taxes                                         8.3                 15.5
Accumulated other comprehensive income                       15.2                 26.2
------------------------------------------------------------------------------------------
NET BENEFIT COST RECOGNIZED
  ON THE CONSOLIDATED BALANCE SHEET                       $ 343.3              $ 335.8
------------------------------------------------------------------------------------------



The following table presents changes in plan assets:

(In millions)                                               1999                  1998
------------------------------------------------------------------------------------------
Beginning balance                                        $3,931.2              $3,567.3
 Actual return on plan assets                               831.4                 485.3
 Company contributions                                      120.0                 142.9
 Associate contributions                                     23.4                  21.8
 Acquisitions                                               601.1                     -
 Settlements                                                (12.5)                 (7.5)
 Foreign currency translation                               (33.7)                (19.9)
 Benefit payments                                          (282.0)               (258.7)
------------------------------------------------------------------------------------------
ENDING BALANCE                                           $5,178.9              $3,931.2
------------------------------------------------------------------------------------------


For plans that are not fully funded:

(In millions)                                                1999                 1998
------------------------------------------------------------------------------------------
Accumulated benefit obligation                            $ 364.3              $(290.2)
Plan assets                                                  65.3                 67.9
==========================================================================================



Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements. At December 31, 1999, these plans accounted for $170.6 million of the Company's accumulated benefit obligation, $173.3 million of its projected benefit obligation and $13.4 million of its minimum pension liability adjustment ($73.2 million, $81.4 million and $17.1 million, respectively, at December 31, 1998).

NOTE 15
SAVINGS PLANS

Substantially all domestic associates are eligible to participate in one of the Company's six savings plans. Under these plans associates elect to contribute a percentage of their pay. In 1999, most plans provided for the Company's matching of these contributions (up to a maximum of 6% of the associate's annual pay or, if less, $10,000) at the rate of 50%. Company contributions were $43.0 million, $42.8 million and $40.6 million for 1999, 1998 and 1997, respectively. A defined contribution pension plan for certain foreign associates was established July 1, 1999. Company contributions were $2.4 million for 1999.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 16
INCOME TAXES

The components of Income from Continuing Operations before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

(In millions)                                    1999         1998         1997
----------------------------------------------------------------------------------
U.S.                                          $  (72.9)    $  407.7     $  142.2
Foreign                                          369.6        595.0        601.1
----------------------------------------------------------------------------------
                                                 296.7      1,002.7        743.3
Minority Interest in Net
         Income of Subsidiaries                   40.3         31.5         44.6
----------------------------------------------------------------------------------
                                              $  337.0     $1,034.2     $  787.9
----------------------------------------------------------------------------------


A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:


(Dollars in millions)                            1999         1998         1997
----------------------------------------------------------------------------------
U.S. Federal income tax
  at the statutory rate of 35%                $  117.9     $  362.0     $  275.8
Adjustment for foreign income
 taxed at different rates                        (17.7)       (54.3)       (32.3)
Gain on formation of Goodyear
 Dunlop Tires Europe B.V.                        (56.9)           -            -
State income taxes, net of Federal               (12.7)        11.1         (1.0)
Foreign operating loss with no tax
  benefit provided                                24.0           --          1.0
Other                                              1.0        (33.1)       (22.6)
----------------------------------------------------------------------------------
United States and Foreign
 Taxes on Income                              $   55.6     $  285.7     $  220.9
==================================================================================
Effective tax rate                                16.5%        27.6%        28.0%
----------------------------------------------------------------------------------

The components of the provision for income taxes by taxing jurisdiction follow:

(In millions)                                     1999         1998         1997
----------------------------------------------------------------------------------
Current:
         Federal                              $   40.7     $  (27.2)    $   23.0
         Foreign income and
                  withholding taxes              157.4        161.0        212.6
         State                                     (.2)         7.0           .5
----------------------------------------------------------------------------------
                                                 197.9        140.8        236.1
----------------------------------------------------------------------------------
Deferred:
         Federal                                (129.6)        88.2        (20.6)
         Foreign                                   6.6         46.6          7.4
         State                                   (19.3)        10.1         (2.0)
----------------------------------------------------------------------------------
                                                 (142.3)      144.9        (15.2)
----------------------------------------------------------------------------------
United States and Foreign
         Taxes on Income                      $   55.6     $  285.7     $  220.9
==================================================================================


Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 1999 and 1998 follow:

(In millions)                                                   1999                   1998
-----------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                  $  695.7             $    712.8
Vacation and sick pay                                            74.0                   69.6
Foreign tax credit and operating loss
         carryforwards                                          185.5                   49.2
Workers' compensation                                            43.9                   48.1
Rationalizations and other provisions                            48.9                   54.0
Accrued environmental liabilities                                31.4                   30.3
General and product liability                                    31.0                   37.7
Alternative minimum tax credit carryforwards                     27.0                   23.6
Other                                                            34.6                   69.1
-----------------------------------------------------------------------------------------------
                                                              1,172.0                1,094.4
Valuation allowance                                            (163.9)                 (41.7)
-----------------------------------------------------------------------------------------------
Total deferred tax assets                                     1,008.1                1,052.7
Total deferred tax liabilities - property basis
                                 differences                   (435.7)                (453.7)
                               - pensions                      (210.3)                (222.7)
-----------------------------------------------------------------------------------------------
Total deferred taxes                                         $  362.1             $    376.3
-----------------------------------------------------------------------------------------------


A valuation allowance has been established due to the uncertainty of realizing certain foreign tax credit and foreign net operating loss carryforwards. The valuation allowance has increased from 1998 due to the creation of additional foreign tax credits, net operating losses of certain foreign subsidiaries during 1999, and pre-acquisition net operating losses of the European businesses acquired from Sumitomo in 1999.

         For federal income tax return purposes, the Company has available foreign tax credits of $62.4 million that are subject to expiration in 2003 and 2004. The Company also has $123.1 million of foreign net operating loss carryforwards available, some of which are subject to expiration over various periods beginning in 2000.

         The Company made net cash payments for income taxes in 1999, 1998 and 1997 of $204.0 million, $230.7 million and $262.6 million, respectively.

         No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,753.0 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 17

INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense, less amounts capitalized as follows:

(In millions)                                   1999     1998     1997
---------------------------------------------------------------------------
Interest expense before capitalization         $191.2   $154.4  $125.7
Capitalized interest                            (11.8)    (6.6)   (6.2)
---------------------------------------------------------------------------
                                               $179.4   $147.8  $119.5
---------------------------------------------------------------------------

The Company made cash payments for interest in 1999, 1998 and 1997 of $192.8 million, $143.8 million and $131.7 million, respectively.

NOTE 18
RESEARCH AND DEVELOPMENT

Research and development costs for 1999, 1998 and 1997 were $446.2 million, $420.7 million and $384.1 million, respectively.

NOTE 19
ADVERTISING COSTS

Advertising costs for 1999, 1998 and 1997 were $238.2 million, $233.4 million and $244.1 million, respectively.

NOTE 20
BUSINESS SEGMENTS

Segment information reflects the strategic business units of the Company (SBUs), which are organized to meet customer requirements and global competition. Effective July 1, 1999 the Company reorganized its Europe Tire SBU into the European Union Tire SBU and the Eastern Europe, Africa and Middle East Tire SBU. Segment information for 1998 and 1997 has been restated to reflect this change.

         The Tire business is comprised of five regional SBUs. The Engineered and Chemical businesses are each managed on a global basis. Segment information is reported on the basis used for reporting to the Company's Chairman of the Board, Chief Executive Officer and President.

         Each of the five regional tire business segments involve the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include tubes, retreads, automotive repair services and merchandise purchased for resale.

         North American Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft, and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale.

         European Union Tire provides original equipment and replacement tires for autos, trucks, farm and construction applications in the European Union, Norway, Switzerland, and export markets. European Union Tire also retreads truck and aircraft tires.

         Eastern Europe, Africa and Middle East Tire provides replacement tires for autos, trucks and farm applications in Eastern Europe, Africa, the Middle East and export markets. The segment also provides original equipment tires to manufacturers in Poland and South Africa.

         Latin American Tire provides original equipment and replacement tires for autos, trucks, tractors, aircraft and construction applications in Central and South America, Mexico and export markets. Latin American Tire also manufactures materials for tire retreading.

         Asia Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in Asia and the Western Pacific. Asia Tire also retreads truck, construction equipment and aircraft tires and provides automotive repair services.

         Engineered Products develops, manufactures and sells belts, hoses, molded products, airsprings, tank tracks and other products for original equipment and replacement transportation applications and industrial markets worldwide.

         Chemical Products develops, manufactures and sells organic chemicals used in rubber and plastic processing, synthetic rubber and rubber latices, plantation and natural rubber purchasing operations, and other products for internal and external customers worldwide.


         The Company's oil transportation business was sold during 1998 and accounted for as a discontinued operation. Refer to Note 22.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


(In millions)                                        1999         1998           1997
-----------------------------------------------------------------------------------------
Sales
  North American Tire                            $   6,355.3   $   6,235.2   $   6,207.5
  European Union Tire                                2,558.6       2,061.0       2,022.5
  Eastern Europe, Africa and
   Middle East Tire                                    796.2         850.0         904.7
  Latin American Tire                                  930.8       1,245.6       1,413.4
  Asia Tire                                            575.9         501.8         666.9
-----------------------------------------------------------------------------------------
    TOTAL TIRES                                     11,216.8      10,893.6      11,215.0
-----------------------------------------------------------------------------------------
  Engineered Products                                1,210.1       1,279.3       1,324.0
  Chemical Products                                    928.4         970.8       1,089.1
-----------------------------------------------------------------------------------------
    TOTAL SEGMENT SALES                             13,355.3      13,143.7      13,628.1
-----------------------------------------------------------------------------------------
  Inter-SBU sales                                     (482.8)       (524.3)       (569.5)
  Other                                                  8.1           6.9           6.7
-----------------------------------------------------------------------------------------
    NET SALES                                    $  12,880.6   $  12,626.3   $  13,065.3
-----------------------------------------------------------------------------------------
    Income
  North American Tire                            $      19.0   $     378.6   $     382.5
  European Union Tire                                  188.0         199.7         166.7
  Eastern Europe, Africa and
    Middle East Tire                                    49.8         102.4         102.4
  Latin American Tire                                   67.7         186.1         233.5
  Asia Tire                                             26.0           7.5          58.6
-----------------------------------------------------------------------------------------
    TOTAL TIRES                                        350.5         874.3         943.7
-----------------------------------------------------------------------------------------
  Engineered Products                                   71.0         111.8         130.1
  Chemical Products                                    118.9         139.6         128.3
-----------------------------------------------------------------------------------------
    TOTAL SEGMENT INCOME (EBIT)                        540.4       1,125.7       1,202.1
-----------------------------------------------------------------------------------------
  Rationalizations, asset
    sales and other provisions                          (4.9)        137.6        (265.2)
  Interest expense                                    (179.4)       (147.8)       (119.5)
  Foreign currency exchange                             27.6           2.6          34.1
  Minority interest in net income of
   subsidiaries                                        (40.3)        (31.5)        (44.6)
  Inter-SBU income                                     (49.6)        (61.1)        (54.7)
  Other                                                  2.9         (22.8)         (8.9)
-----------------------------------------------------------------------------------------
    INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                $     296.7   $   1,002.7   $     743.3
-----------------------------------------------------------------------------------------

Assets
  North American Tire                            $   4,847.7   $   3,944.6   $   3,596.6
  European Union Tire                                3,336.1       1,690.0       1,460.4
  Eastern Europe, Africa and Middle East Tire          897.1         898.1         663.0
  Latin American Tire                                  820.7         993.8         979.5
  Asia Tire                                            725.5         744.0         522.3
-----------------------------------------------------------------------------------------
    TOTAL TIRES                                     10,627.1       8,270.5       7,221.8
-----------------------------------------------------------------------------------------
  Engineered Products                                  673.6         678.9         630.3
  Chemical Products                                    644.5         576.5         541.0
-----------------------------------------------------------------------------------------
    TOTAL SEGMENT ASSETS                            11,945.2       9,525.9       8,393.1
-----------------------------------------------------------------------------------------
  Corporate                                          1,157.4       1,063.4       1,061.8
  Discontinued Operations                               --            --           462.5
-----------------------------------------------------------------------------------------
    ASSETS                                       $  13,102.6   $  10,589.3   $   9,917.4
-----------------------------------------------------------------------------------------


Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the Chemical Products segment included transfers to other SBUs. EBIT is computed as follows: net sales less cost of goods sold and selling, administrative and general expense, including allocated central administrative expenses. Inter-SBU sales by Chemical Products were at the lower of a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU's EBIT at Chemical Products cost. Segment assets include those assets under the management of the SBU.

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

(In millions)                                          1999      1998     1997
---------------------------------------------------------------------------------
Capital Expenditures
  North American Tire                                $ 372.8    $325.7    $229.5
  European Union Tire                                  106.2      73.9      78.9
  Eastern Europe, Africa and Middle East Tire           46.9      95.7      85.9
  Latin American Tire                                   50.6      67.7      73.5
  Asia Tire                                             38.0      55.2      57.0
                                                     -------    ------    ------
     TOTAL TIRES                                       614.5     618.2     524.8
  Engineered Products                                   54.6      49.6      46.4
  Chemical Products                                     90.4      95.2      60.9
                                                     -------    ------    ------
     TOTAL SEGMENT CAPITAL EXPENDITURES                759.5     763.0     632.1
  Corporate                                             45.5      75.4      64.7
  Discontinued Operations                                 --        --       2.2
                                                     -------    ------    ------
     CAPITAL EXPENDITURES                             $805.0    $838.4    $699.0
Depreciation and Amortization
  North American Tire                                 $219.7    $216.7    $206.3
  European Union Tire                                   91.8      50.5      48.1
  Eastern Europe, Africa and Middle East Tire           48.6      46.5      30.6
  Latin American Tire                                   34.2      38.9      36.7
  Asia Tire                                             40.5      29.1      29.1
                                                     -------    ------    ------
     TOTAL TIRES                                       434.8     381.7     350.8
  Engineered Products                                   44.2      33.1      31.0
  Chemical Products                                     35.8      34.4      32.5
                                                     -------    ------    ------
     TOTAL SEGMENT DEPRECIATION AND AMORTIZATION       514.8     449.2     414.3
  Corporate                                             66.9      56.7      52.9
                                                     -------    ------    ------
     DEPRECIATION AND AMORTIZATION                    $581.7    $505.9    $467.2

Portions of the items described in Note 3, Rationalizations and Note 4, Other (Income) and Expense were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)                                     1999             1998          1997
----------------------------------------------------------------------------------------
Rationalizations
  North American Tire                           $  71.5          $  (7.7)      $ 107.6
  European Union Tire                               2.8               --          50.9
  Eastern Europe, Africa and Middle East Tire        .3               --            --
  Latin American Tire                              77.3               --          36.5
  Asia Tire                                         1.5               --            --
                                                -------          -------       -------
     TOTAL TIRES                                  153.4             (7.7)        195.0
  Engineered Products                               8.8               --           6.0
  Chemical Products                                 2.5               --            --
                                                -------          -------       -------
     TOTAL SEGMENT                                164.7             (7.7)        201.0
  Corporate                                         6.9            (22.0)         64.2
                                                -------          -------       -------
     RATIONALIZATIONS                           $ 171.6          $ (29.7)      $ 265.2
Other (Income) and Expense
  North American Tire                           $    --          $ (44.1)      $    --
  European Union Tire                            (149.7)            (3.2)           --
  Eastern Europe, Africa and Middle East Tire        --              (.9)           --
  Latin American Tire                                --             10.7            --
  Asia Tire                                          --            (10.1)           --
                                                -------          -------       -------
     TOTAL TIRES                                 (149.7)           (47.6)           --
  Engineered Products                                --              1.2            --
  Chemical Products                               (17.0)           (61.5)           --
                                                -------          -------       -------
     Total Segments                              (166.7)         $(107.9)           --
  Corporate                                        18.8             30.5          24.5
                                                -------          -------       -------
     OTHER (INCOME) AND EXPENSE                 $(147.9)         $ (77.4)      $  24.5

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

  Sales and operating income of the Asia Tire segment reflect the results of the Company's majority-owned tire business in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's Consolidated Statement of Income using the equity method.

  The following table presents the sales and operating income of the Company's Asia Tire segment together with 100% of the sales and operating income of SPT:

(In millions)                              1999           1998            1997
------------------------------------------------------------------------------------
Net Sales
 Asia Tire Segment                      $    575.9      $    501.8      $    666.9
 SPT                                         657.8           636.3           743.7
                                        ----------      ----------      ----------
                                        $  1,233.7      $  1,138.1      $  1,410.6
Operating Income
 Asia Tire Segment                      $     26.0      $      7.5      $     58.6
 SPT                                          31.2            47.2            62.3
                                        ----------      ----------      ----------
                                        $     57.2      $     54.7      $    120.9


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

(In millions)                            1999            1998            1997
---------------------------------------------------------------------------------
Net Sales
 United States                       $ 6,825.0        $ 6,806.4        $ 6,831.0
 International                         6,055.6          5,819.9          6,234.3
                                     ---------        ---------        ---------
                                     $12,880.6        $12,626.3        $13,065.3
Long-Lived Assets
  United States                      $ 4,080.1        $ 2,750.6        $ 2,966.6
  International                        3,224.9          2,649.5          2,074.1
                                     ---------        ---------        ---------
                                     $ 7,305.0        $ 5,400.1        $ 5,040.7


NOTE 21
ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income follow:

(In millions)                                              1999              1998
-----------------------------------------------------------------------------------
Foreign currency translation
  adjustment                                            $(1,072.2)       $ (877.6)
Minimum pension liability adjustment                        (15.2)          (26.2)
Unrealized securities loss                                  (12.8)             --
                                                        ---------        --------
                                                        $(1,100.2)       $ (903.8)


NOTE 22
DISCONTINUED OPERATIONS

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

The transaction has been accounted for as a sale of discontinued operations. Operating results and the loss on sale of discontinued operations follow:

                                                                  Year Ended
                                                                 December 31,
                                                             ---------------------
(In millions, except per share)                               1998          1997
---------------------------------------------------------------------------------
NET SALES                                                    $ 22.4       $ 89.8
Income before Income Taxes                                   $ 12.9       $ 56.7
United States Taxes on Income                                   4.7         20.4
----------------------------------------------------------------------------------
Income from Discontinued Operations                             8.2         36.3
Loss on Sale of Discontinued Operations,
  including income from operations
  during the disposal period (3/21/98-7/30/98)
  of $10.0 (net of tax of $24.1)                              (42.9)          --
                                                             -------      ------
DISCONTINUED OPERATIONS                                      $(34.7)      $ 36.3
INCOME (LOSS) PER SHARE - BASIC:
 Income from Discontinued Operations                         $  .05       $  .24
 Loss on Sale of Discontinued Operations                       (.27)          --
                                                             -------      ------
DISCONTINUED OPERATIONS                                      $ (.22)      $  .24
INCOME (LOSS) PER SHARE - DILUTED:
 Income from Discontinued Operations                         $  .05       $  .23
 Loss on Sale of Discontinued Operations                       (.27)          --
                                                             -------      ------
DISCONTINUED OPERATIONS                                      $ (.22)      $  .23

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 23
COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 1999, the Company had binding commitments for investments in land, buildings and equipment of $244.3 million and off-balance-sheet financial guarantees written of $28.6 million.
     At December 31, 1999, the Company had recorded liabilities aggregating $72.6 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to Environmental Cleanup Matters at Note 1.
     At December 31, 1999, the Company had recorded liabilities aggregating $80.6 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of the Company.
     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 1999 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

NOTE 24
PREFERRED STOCK PURCHASE RIGHTS PLAN
  In June 1996, the Company authorized 7,000,000 shares of Series B Preferred Stock ("Series B Preferred") issuable only upon the exercise of rights ("Rights") issued under the Preferred Stock Purchase Rights Plan adopted on, and set forth in the Rights Agreement dated, June 4, 1996. Each share of Series B Preferred issued would be non-redeemable, non-voting and entitled to (i) cumulative quarterly dividends equal to the greater of $25.00 or, subject to adjustment, 100 times the per year amount of dividends declared on Goodyear Common Stock ("the Common Stock") during the preceding quarter and (ii) a liquidation preference.
  Under the Rights Plan, each shareholder of record on July 29, 1996 received a dividend of one Right per share of the Common Stock. Each Right, when exercisable, will entitle the registered holder thereof to purchase from the Company one one-hundredth of a share of Series B Preferred Stock at a price of $250 (the "Purchase Price"), subject to adjustment. The Rights will expire on July 29, 2006, unless earlier redeemed at $.001 per Right. The Rights will be exercisable only in the event that an acquiring person or group purchases, or makes - or announces its intention to make - a tender offer for, 15% or more of the Common Stock. In the event that any acquiring person or group acquires 15% or more of the Common Stock, each Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price.
  If the Company is acquired or a sale or transfer of 50% or more of the Company's assets or earnings power is made after the Rights become exercisable, each Right (except those held by an acquiring person or group) will entitle the holder to purchase common stock of the acquiring entity having a market value then equal to two times the Purchase Price. In addition, when exercisable the Rights under certain circumstances may be exchanged by the Company at the ratio of one share of Common Stock (or the equivalent thereof in other securities, property or cash) per Right, subject to adjustment.

SUPPLEMENTARY DATA
(UNAUDITED)

QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)                                  Quarter
                                   --------------------------------------------------------------------
1999                                  First        Second         Third          Fourth          Year
-------------------------------------------------------------------------------------------------------
Net Sales                          $ 2,991.2      $3,048.7      $ 3,288.8      $ 3,551.9      $12,880.6
Gross Profit                           659.8         613.5          524.2          731.7        2,529.2
Net Income                         $    25.5      $   65.7      $   109.1      $    40.8      $   241.1

Net Income Per Share - Basic       $     .16      $    .42      $     .70      $     .26      $    1.54
                     - Diluted           .16           .41            .69            .26           1.52

Average Shares Outstanding:
                     - Basic           156.0         156.1          156.3          156.3          156.2
                     - Diluted         157.8         159.6          159.5          158.8          158.9

Price Range of Common Stock:*
 High                              $  54 7/8      $ 66 3/4      $59 13/16      $  51 5/8      $  66 3/4
 Low                                 45 7/16            50             44         25 1/2         25 1/2
Dividends Per Share                $     .30      $    .30      $    . 30      $     .30      $    1.20

The first quarter included an after-tax charge of $116.0 million or $.74 per share for rationalizations. The second quarter included an after-tax credit of $6.0 million or $.04 per share from the reversal of rationalization reserves that were no longer needed. The third quarter included an after-tax charge of $42.4 million or $.27 per share for rationalizations and after-tax credits totaling $181.5 million or $1.14 per share from asset sales and the reversal of rationalization reserves that were no longer needed. The fourth quarter included an after-tax charge of $19.3 million or $.12 per share and an after-tax credit of $12.5 million or $.08 per share from the reversal of rationalization reserves.

(In millions, except per share)                                  Quarter
                                   ---------------------------------------------------------
1998                                First    Second      Third      Fourth       Year
--------------------------------------------------------------------------------------------
Net Sales                          $3,094.0     $3,137.5   $3,191.7   $3,203.1     $12,626.3
Gross Profit                          762.8        744.8      721.9      723.9       2,953.4
Net Income                         $  176.8     $  199.0   $  185.0   $  121.5     $   682.3

Net Income Per Share - Basic       $   1.13     $   1.26   $   1.19   $    .78     $    4.36
                     - Diluted         1.11         1.25       1.17        .78          4.31
Average Shares Outstanding:
                     - Basic          156.8        157.2      156.4      155.9         156.6
                     - Diluted        159.0        159.3      157.8      157.1         158.3
Price Range of Common Stock:*
 High                              $ 76 3/4     $ 76 1/8   $     67   $58 5/16     $  76 3/4
 Low                                 57 3/4       62 7/8     45 7/8    46 9/16        45 7/8
Dividends Per Share                $    .30     $    .30   $    .30   $    .30     $    1.20

The first quarter included an after-tax charge of $34.7 million or $.22 per share for the sale of the Oil Transportation business segment. After-tax gains on other asset sales were recorded totaling $37.9 million or $.24 per share in the first quarter, $32.0 million or $.20 per share in the third quarter and $6.5 million or $.04 per share in the fourth quarter. An after-tax credit totaling $19.6 million or $.12 per share was recorded in the second quarter resulting from the favorable experience in implementation of the Company's program to exit the Formula 1 racing series and the reversal of reserves related to production rationalization in North America.

Per share amounts of unusual items are diluted.

*New York Stock Exchange - Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 25, 2000, for its Annual Meeting of Shareholders to be held on April 10, 2000 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 26 through 31, inclusive, of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of copies of reports on Forms 3, 4 and 5 received by Registrant, or on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1999. To the knowledge of Registrant, during 1999 there was no person required to file reports under
Section 16(a) of the Exchange Act as the owner of 10% or more of the Common Stock or any other class of Registrant's equity securities and, accordingly, the Company is not aware of any such owner's failure to file a required report on a timely basis during 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation", at pages 9 through 15, inclusive, of the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 9 through 15, inclusive, of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   Financial Statements: See Index on page 52 of this Annual Report.

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

10(h)                        Forms of Stock Option Grant                 10.1 to Form 10-K for
                             Agreements and Performance Grant            year ended December 31,
                             Agreements under 1997 Plan in respect       1998
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

10(j)                        Goodyear Supplementary Pension Plan         A to Form 10-Q for quarter
                             (as amended)                                ended March 31, 1990

Exhibit             Description                             Filed as Exhibit
--------            ------------                            ------------------
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

10(r)       Deferred Compensation Plan for Executives   B to Form 10-Q for quarter
                                                        ended September 30, 1994

10(s)       1994 Restricted Stock Award Plan for        B to Form 10-Q for
            Non-employee Directors                      quarter ended June 30, 1994

10(t)       Outside Directors' Equity                   10.3 to Form 10-K for year
            Participation Plan (as amended)             ended December 31, 1997

10(u)       Amended Annex A to Performance Equity       10.2 to Form 10-K for year
            Grant for 1997 and to Performance Grant     ended December 31, 1998
            for 1998

10(y)       Performance Recognition Plan of             10.1 to this Annual Report
            Registrant, as adopted effective            on Form 10-K
            January 1, 2000

10(z)       Forms of Stock Option Grant Agreements      10.2 to this Annual Report
            under 1997 Plan in respect of options       on Form 10-K
            and SARs granted December 6, 1999


B. REPORTS ON FORM 8-K:

     No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 1999.

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

                                        THE GOODYEAR TIRE & RUBBER COMPANY
                                                    (Registrant)


Date: March 6, 2000                     By   /s/SAMIR G. GIBARA
                                           ---------------------------------
                                           Samir G. Gibara, Chairman of the
                                             Board, Chief Executive Officer
                                             and President


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 6, 2000                          /s/SAMIR G. GIBARA
                                           ----------------------------------
                                           Samir G. Gibara, Chairman of the
                                             Board, Chief Executive Officer
                                             and President and Director
                                             (Principal Executive Officer)


Date: March 6, 2000                          /s/ROBERT W. TIEKEN
                                           ----------------------------------
                                           Robert W. Tieken, Executive Vice
                                             President
                                             (Principal Financial Officer)


Date: March 6, 2000                          /s/STEPHANIE W. BERGERON
                                           ----------------------------------
                                           Stephanie W. Bergeron, Vice
                                             President and Treasurer
                                             (Principal Accounting Officer)





                        (John G. Breen, Director         )

                        (William E. Butler, Director     )

                        (Thomas H. Cruikshank, Director  )

                        (Katherine G. Farley, Director   )
                                                                By /s/ ROBERT W. TIEKEN
                        (William J. Hudson, Jr., Director)         --------------------------------
Date:  March 6, 2000                                              Robert W. Tieken, Signing as
                        (Steven A. Minter, Director      )        Attorney-in-Fact for the directors
                                                                  whose names appear opposite.
                        (Agnar Pytte, Director           )

                        (George H. Schofield, Director   )

                        (William C. Turner, Director     )

                        (Martin D. Walker, Director      )


     A Power of Attorney, dated December 6, 1999, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

                         FINANCIAL STATEMENT SCHEDULES
                       ITEMS 8 AND 14(a)(2) OF FORM 10-K
                                FOR CORPORATIONS
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               ------------------
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:
                                            SCHEDULE NO.      PAGE NUMBER
                                            --------------    --------------
Valuation and Qualifying Accounts........            II          FS-1

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

================================================================================
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,
================================================================================
(In Millions)

                                                     ADDITIONS
                                                     ---------                    TRANSLATION
                                       BALANCE AT CHARGED    ACQUIRED  DEDUCTIONS ADJUSTMENT   BALANCE
                                       BEGINNING  (CREDITED)   BY       FROM        DURING     AT END OF
DESCRIPTION                            OF PERIOD  TO INCOME  PURCHASE  RESERVES     PERIOD     PERIOD
-----------------------------------------------------------------------------------------------------
                                      1999
-----------------------------------------------------------------------------------------------------
Deducted from accounts and notes
 receivable:
 For doubtful accounts...........       $ 54.9    $ 29.2    $ 19.3    $(23.5)(a)     $ 2.0     $ 81.9
Valuation allowance - deferred
 tax assets......................         41.7     108.4      13.8         -             -      163.9
-----------------------------------------------------------------------------------------------------
                                      1998
-----------------------------------------------------------------------------------------------------
Deducted from accounts and notes
 receivable:
 For doubtful accounts...........       $ 49.5    $ 23.4    $    -    $(18.0)(a)     $   -     $ 54.9
Valuation allowance - deferred
 tax assets......................         15.8      25.9         -         -             -       41.7
-----------------------------------------------------------------------------------------------------
                                      1997
-----------------------------------------------------------------------------------------------------
Deducted from accounts and notes
 receivable:
 For doubtful accounts...........       $ 58.1    $ 20.5    $    -    $(25.3)(a)       $(3.8)  $ 49.5
Valuation allowance - deferred
 tax assets......................         21.4      (5.6)        -         -               -     15.8

----------
Note: (a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1999

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

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     (a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Registrant; one certificate, First Chicago
          Trust Company of New York as transfer agent and registrar
          (incorporated by reference, filed with the Securities and Exchange
          Commission as Exhibit 4.3 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996, File No. 1-1927).

     (b)  Conformed copy of Rights Agreement, dated as of June 4, 1996, between
          Registrant and First Chicago Trust Company of New York, Rights Agent
          (incorporated by reference, filed with the Securities and Exchange
          Commission as Exhibit 1 to Registrant's Registration Statement on Form
          8-A dated June 11, 1996 and as Exhibit 4(a) to Registrant's Current
          Report on Form 8-K dated June 4, 1996, File No. 1-1927).

----------------
(1) See Part IV, Item 14, Part A.3.
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


4    (c)  Conformed copy of Amendment to Rights Agreement, dated as of February      4.1            X-4.1-1
          8, 2000 between Registrant and First Chicago Trust Company of New
          York, Rights Agent.

     (d)  Conformed Copy of Revolving Credit Facility Agreement, dated as of
          July 15, 1994, among Registrant, the Lenders named therein and Chemical Bank, as Agent (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994, File No. 1-1927).

     (e)  Conformed Copy of Replacement and Restatement Agreement, dated as of
          July 15, 1996, among Registrant, the Lenders named therein and The
          Chase Manhattan Bank (formerly Chemical Bank), as Agent, relating to the Revolving Credit Facility Agreement dated as of July 15, 1994 among Registrant, the Lenders named therein and Chemical Bank
          (incorporated by reference, filed with the Securities and Exchange
          Commission as Exhibit 4.5 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1996, File No. 1-1927).

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

     (h) Conformed copy of Indenture, dated as of March 15, 1996, between Registrant and Chemical Bank (now The Chase Manhattan Bank), as
          Trustee, as supplemented on December 3, 1996, March 11, 1998, and
          March 17, 1998 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1998, File No.
          1-1927).

-------------
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


4    (i)  Conformed copy of Indenture, dated as of March 1, 1999, between
          Registrant and The Chase Manhattan Bank, as Trustee (incorporated by reference, filed as Exhibit 4.2, with Amendment No. 1, to Registrant's
          Registration Statement on Form S-3, File No. 333-67145).

     (j)  Conformed copy of Credit Agreement [364-Day Facility], dated as of
          August 20, 1999, among Registrant, the Lenders named therein and The
          Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

          Information concerning Goodyear's long-term debt is set forth at Note
          7, captioned "Financing Arrangements and Financial Instruments", at the sub-caption "Long Term Debt and Financing Arrangements", in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by specific reference. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of long term debt of Registrant pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

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

----------------
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----

10   (c)  Forms of Stock Option Grant Agreements in respect of options granted
          December 2, 1997 under the 1997 Performance Incentive Plan of
          Registrant: Part I, form of Grant Agreement for Incentive Stock
          Options; Part II, form of Grant Agreement for Non-Qualified Stock
          Options; and Part III, form of Grant Agreement for Non-Qualified Stock
          Options and tandem Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as
          Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

     (d)  Performance Recognition Plan of Registrant adopted effective January
          1, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1995, File No. 1-1927).

     (e) Form of Performance Unit Grant Agreement in respect of grants made on December 2, 1997 in respect of 1998 under the 1997 Performance
          Incentive Plan of Registrant (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1997, File
          No. 1-1927).

     (f) Forms of Stock Option Grant Agreements in respect of options and SARs granted December 3, 1996 under the 1989 Goodyear Performance and
          Equity Incentive Plan: Part I, form of Agreement for Incentive Stock
          Options; Part II, form of Agreement for Non-Qualified Stock Options;
          and Part III, form of Agreement for Non-Qualified Stock Options and
          Tandem Stock Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December
          31, 1996, File No. 1-1927).

 (g)      Form of Stock Option Grant Agreement under the 1989 Goodyear
          Performance and Equity Incentive Plan in respect of options granted January 4, 1994 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit G to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1993, File
          No. 1-1927).

--------------
(2)  Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


10   (h)  Forms of Grant Agreements in respect of stock options, SARs and performance units granted during 1998 under Registrant's 1997
          Performance Incentive Plan: Part I, form of Grant Agreement for
          Non-Qualified Stock Options; Part II, form of Grant Agreement for
          Non-Qualified Stock Options and tandem Stock Appreciation Rights; Part
          III, form of Grant Agreement for Performance Units; and Part IV, form of Grant Agreement for Chairman's Award Performance Units
          (incorporated by reference, filed with the Securities and Exchange
          Commission as Exhibit 10.1 to Registrants Annual Report on Form 10-K
          for the year ended December 31, 1998, File No. 1-1927).

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

     (l) Goodyear Employee Severance Plan, as adopted by the Board of Directors of Registrant on February 14, 1989 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit A-II to Registrant's Annual Report on Form 10-K for the year ended December
          31, 1988, File No. 1-1927).

     (m) Forms of Stock Option Grant Agreements granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, Form of Agreement for Incentive Stock Options; Part II, Form of Agreement for Non-Qualified Stock Options; and Part III, Form of Agreement for
          Non-Qualified Stock Options and tandem Stock Appreciation Rights
          (incorporated by reference, filed with the Securities and Exchange
          Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-1927).

------------
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


10   (n)  Form of Performance Equity Grant Agreement in respect of grants made
          January 9, 1996 under the 1989 Goodyear Performance and Equity
          Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed with the Securities and Exchange Commission as
          Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

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

--------------
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


     (t)  Outside Directors' Equity Participation Plan, as adopted February 2,
          1996 and amended February 3, 1998 (incorporated by reference filed with the Securities and Exchange Commission as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December
          31, 1997, File No. 1-1927).

     (u)  Amendments to Annexes to Performance Grant Agreements: Part I,
          Amendment to Annex A to Performance Equity Grant Agreement for 1997;
          and Part II, Amendment to Annex A to Performance Grant Agreement for
          1998 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1998, File No. 1-1927).

     (v) Conformed copy of Umbrella Agreement, dated as of June 14, 1999, between Registrant and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed with the Securities and Exchange Commission as
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).

     (w)  Conformed copy of Joint Venture Agreement for Europe, dated as of June
          14, 1999 (and amendment No. 1 dated as of September 1, 1999), among
          Registrant, Goodyear S.A., a French corporation, Goodyear S.A., a
          Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber
          Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed with the Securities and Exchange Commission as
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

     (x) Conformed copy of Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among Registrant, Goodyear S. A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada
          Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, File No. 1-1927).

     (y)  Performance Recognition Plan of Registrant, as adopted effective           10.1           X-10.1-1
          January 1, 2000.

     (z)  Forms of Stock Option Grant Agreements in respect of options granted       10.2           X-10.2-1
          December 6, 1999 under the 1997 Performance Incentive Plan of
          Registrant: Part I, form of Grant Agreement for Incentive Stock
          Options; Part II, form of Grant Agreement for Non-Qualified Stock
          Options and tandem stock appreciation rights; and Part III, form of
          Grant Agreement for Non-Qualified Stock Options.

----------
(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                EXHIBIT
NO. (2)               DESCRIPTION OF EXHIBIT                                         NUMBER         PAGE
-------               ----------------------                                         -------        ----


12   STATEMENT RE COMPUTATION OF RATIOS

     (a)  Statement setting forth the Computation of Ratio of                        12             X-12-1
          Earnings to Fixed Charges.

21   SUBSIDIARIES

     (a)  List of subsidiaries of Registrant at December 31, 1999.                   21             X-21-1

23   CONSENTS OF EXPERTS AND COUNSEL

     (a)  Consent of PricewaterhouseCoopers LLP, independent                         23             X-23-1
          accountants, to incorporation by reference of their report set forth on page 52 of this Annual Report in certain Registration Statements on
          Forms S-3 and S-8.

24   POWER OF ATTORNEY

     (a)  Power of Attorney, dated December 6, 1999, authorizing                     24             X-24-1
          Robert W. Tieken, C. Thomas Harvie, John W. Richardson, Stephanie W.
          Bergeron and James Boyazis, and each of them, to sign this Annual
          Report on behalf of certain directors of Registrant.

27   FINANCIAL DATA SCHEDULE                                                         27             X-27-1

99   ADDITIONAL EXHIBITS

     (a)  Registrant's definitive Proxy Statement dated February 25, 1999
          (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927).