Form 10-Q
period 2000-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2000-04-14
CIK 42582

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Yes                                                       No
        ----                                                     ----

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 2000:       156,368,543

================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(In millions, except per share)                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000          1999
                                                       ------------   ------------
NET SALES                                              $   3,536.5    $   2,991.2

Cost of Goods Sold                                         2,788.6        2,331.4
Selling, Administrative and General Expense                  559.7          444.8
Rationalizations                                               -            167.4
Interest Expense                                              62.1           37.7
Other Expense                                                  3.9            5.3
Foreign Currency Exchange                                      5.1          (34.6)
Minority Interest in Net Income of Subsidiaries               16.6            4.5
                                                       ------------   ------------
Income before Income Taxes                                   100.5           34.7
United States and Foreign Taxes on Income                     36.9            9.2
                                                       ------------   ------------
NET INCOME                                                    63.6           25.5

Retained Earnings at Beginning of Period                   3,531.4        3,477.8

CASH DIVIDENDS                                               (47.1)         (46.9)
                                                       ------------   ------------
Retained Earnings at End of Period                     $   3,547.9    $   3,456.4
                                                       ============   ============


NET INCOME PER SHARE OF COMMON STOCK - BASIC:          $      0.41   $       0.16
                                                       ============   ============

Average Shares Outstanding                                   156.3          156.0


NET INCOME PER SHARE OF COMMON STOCK - DILUTED:        $      0.40   $       0.16
                                                       ============   ============

Average Shares Outstanding                                   158.7          157.8


CASH DIVIDENDS PER SHARE                               $      0.30   $       0.30
                                                       ============   ============



The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)
                                                                      MARCH 31,     DECEMBER 31,
                                                                         2000           1999
                                                                     -----------    -----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                       $     229.8    $     241.3
     Accounts and notes receivable,
        less allowance - $86.7 ($81.9 in 1999)                           2,395.3        2,296.3
     Inventories:
        Raw materials                                                      338.8          389.7
        Work in process                                                    102.4           99.2
        Finished product                                                 1,943.4        1,798.3
                                                                     -----------    -----------
                                                                         2,384.6        2,287.2

     Sumitomo 1.2% Convertible Note Receivable Due 8/00                    136.0          107.2
     Prepaid expenses and other current assets                             366.3          329.2
                                                                     -----------    -----------
        TOTAL CURRENT ASSETS                                             5,512.0        5,261.2

Long Term Accounts and Notes Receivable                                     89.3           97.7
Investments in Affiliates, at equity                                       107.0          115.4
Other Assets                                                                89.1           79.0
Goodwill                                                                   544.9          516.9
Deferred Charges                                                         1,240.6        1,271.4
Properties and Plants,
     less accumulated depreciation - $5,629.6 ($5,551.4 in 1999)         5,664.1        5,761.0
                                                                     -----------    -----------
    TOTAL ASSETS                                                     $  13,247.0    $  13,102.6
                                                                     ===========    ===========

LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                        $   1,320.6    $   1,417.5
     Compensation and benefits                                             777.3          794.5
     Other current liabilities                                             301.2          294.5
     United States and foreign taxes                                       261.8          249.0
     Notes payable                                                       1,193.0          862.3
     Sumitomo 1.2% Convertible Note Payable Due 8/00                       126.6          127.8
     Long term debt due within one year                                    181.4          214.3
                                                                     -----------    -----------
        TOTAL CURRENT LIABILITIES                                        4,161.9        3,959.9

Long Term Debt and Capital Leases                                        2,279.2        2,347.9
Compensation and Benefits                                                2,147.7        2,137.4
Other Long Term Liabilities                                                139.5          149.1
Minority Equity in Subsidiaries                                            884.7          891.2
                                                                     -----------    -----------
    TOTAL LIABILITIES                                                    9,613.0        9,485.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50,000,000 shares, unissued                                  -              -
Common Stock, no par value:
     Authorized 300,000,000 shares
     Outstanding shares - 156.4 (156.3 in 1999)
      after deducting 39.3 treasury shares (39.3 in 1999)                  156.4          156.3
Capital Surplus                                                          1,030.1        1,029.6
Retained Earnings                                                        3,547.9        3,531.4
Accumulated Other Comprehensive Income                                  (1,100.4)      (1,100.2)
                                                                     -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                                           3,634.0        3,617.1
                                                                     -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  13,247.0    $  13,102.6
                                                                     ===========    ===========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited




(In millions)                                                                               Accumulated Other
                                                                                          Comprehensive Income
                                                                                  -----------------------------------
                                                  Common      Capital   Retained    Foreign      Minimum   Unrealized     Total
                                                  Stock       Surplus   Earnings    Currency     Pension   Investment Shareholders'
                                                                                  Translation   Liability     Gains       Equity
                                                  -------------------------------------------------------------------------------

Balance at December 31, 1999                       $156.3   $ 1,029.6   $3,531.4   $ (1,072.2)   $ (15.2)   $ (12.8)   $ 3,617.1

   Comprehensive income for 2000:

                 NET INCOME                                                 63.6
                 FOREIGN CURRENCY TRANSLATION                                           (20.4)
                 MINIMUM PENSION LIABILITY                                                           1.7
                 UNREALIZED INVESTMENT GAIN                                                                    18.5
                    (NET OF TAX OF $11.4)
                    TOTAL COMPREHENSIVE INCOME                                                                              63.4

   Cash dividends                                                          (47.1)                                          (47.1)

   Common stock issued                                0.1         0.5                                                        0.6
                                                  -------------------------------------------------------------------------------

Balance at March 31, 2000                          $156.4   $ 1,030.1   $3,547.9   $ (1,092.6)   $ (13.5)   $   5.7    $ 3,634.0
                                                  ===============================================================================




                                                                                              Accumulated Other
                                                                                             Comprehensive Income
                                                                                           -------------------------
                                                      Common     Capital       Retained      Foreign       Minimum      Total
                                                      Stock      Surplus       Earnings      Currency      Pension   Shareholders'
                                                                                           Translation    Liability     Equity
                                                   --------------------------------------------------------------------------------

Balance at December 31, 1998                       $  155.9    $  1,015.9    $  3,477.8   $   (877.6)   $ (26.2)   $  3,745.8

   COMPREHENSIVE INCOME FOR 1999:

                 NET INCOME                                                        25.5
                 FOREIGN CURRENCY TRANSLATION                                                 (161.1)
                 MINIMUM PENSION LIABILITY                                                                  4.6
                    TOTAL COMPREHENSIVE INCOME                                                                         (131.0)

   Cash dividends                                                                 (46.9)                                (46.9)

   Common stock transactions                            0.1           0.7                                                 0.8
                                                   --------------------------------------------------------------------------------
Balance at March 31, 1999                          $  156.0    $  1,016.6    $  3,456.4   $ (1,038.7)   $ (21.6)   $  3,568.7
                                                   ================================================================================




The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                      2000        1999
                                                                    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                                       $   63.6    $   25.5
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation and amortization                                  160.4       140.1
        Rationalizations                                                 -         116.0
    Changes in operating assets and liabilities, net of noncash rationalizations:
        Accounts and notes receivable                                 (151.9)     (226.3)
        Inventories                                                   (130.7)       (0.5)
        Accounts payable-trade                                         (76.7)      (24.5)
        Other assets and liabilities                                     0.9      (131.1)
                                                                    --------    --------
                                  Total adjustments                   (198.0)     (126.3)
                                                                    --------    --------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                     (134.4)     (100.8)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                          (127.7)     (148.8)
        Other transactions                                              19.7       (47.7)
                                                                    --------    --------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                     (108.0)     (196.5)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                       536.2       380.8
        Short term debt paid                                          (830.9)      (70.0)
        Long term debt incurred                                        600.7        14.7
        Long term debt paid                                            (26.3)      (16.1)
        Common stock issued                                              0.5         0.7
        Dividends paid                                                 (47.1)      (46.9)
                                                                    --------    --------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                      233.1       263.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents            (2.2)      (13.9)
                                                                    --------    --------
Net Change in Cash and Cash Equivalents                                (11.5)      (48.0)

Cash and Cash Equivalents at Beginning of the Period                   241.3       239.0
                                                                    --------    --------
Cash and Cash Equivalents at End of the Period                      $  229.8    $  191.0
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

RATIONALIZATIONS

         Rationalization charges were recorded on the Consolidated Statement of Income, as follows:

(In millions, except per share)                              THREE MONTHS ENDED
                                                               MARCH 31, 1999

Rationalizations                                                  $   167.4
                                                                  =========

After Tax                                                             116.0
                                                                  =========


The 1999 first quarter charge related primarily to the termination of tire production at the Company's Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America. Of the $167.4 million charge recorded, $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. Of the $167.4 million of rationalization actions recorded during the first quarter of 1999, $33.4 million and $11.3 million related to Gadsden were reversed in the 1999 third and fourth quarters, respectively. The reversals resulted from the Company's decision to resume production of certain tire lines in a portion of the Gadsden facility due to higher than expected demand.

1999 PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $167.4 million was recorded in the 1999 first quarter. The balance of the provisions recorded under the 1999 program totaled $24.8 million and $41.2 million at March 31, 2000 and December 31, 1999, respectively.

         Associate-related rationalization costs totaling $171.6 million were recorded in 1999 and were incurred during the 2000 first quarter, as follows:

                                           Balance at                Balance at
(In millions)                               12/31/99     INCURRED     3/31/00
                                            -------      -------      -------
North American Tire staffing                $  11.1      $  (4.2)     $   6.9
European associate reductions                   6.2          (.7)         5.5
Asset sales and other exit costs                5.8          (.1)         5.7
Termination of tire production                  5.6         (2.7)         2.9
Plant downsizing and consolidation               .4          (.4)         -
Withdrawal of support for CART/IRL               .3          (.3)         -
                                            -------      -------      -------
                                            $  29.4      $  (8.4)     $  21.0
                                            =======      =======      =======

Under the above programs, during the 2000 first quarter, approximately 200 associates, primarily production and support associates at a Latin American facility were released. The Company plans to release approximately 600 more associates under the above programs during 2000.

     Rationalization costs, other than associate-related costs, totaling $68.5 million were recorded in 1999 and were incurred during the 2000 first quarter, as follows:

                                           Balance at                Balance at
(In millions)                               12/31/99     INCURRED     3/31/00
                                            -------      -------      -------
Withdrawal of support for CART/IRL          $   9.5       $ (6.8)      $  2.7
Termination of tire production                  2.1         (1.2)          .9
Plant downsizing and consolidation               .1          -             .1
Asset sales and other exit costs                 .1          -             .1
                                            -------      -------      -------
                                            $  11.8       $ (8.0)      $  3.8
                                            =======      =======      =======

The Company will complete these actions during 2000.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (continued)
----------------------------


1997 PROGRAM - Associate-related rationalization costs totaling $146.1 million were recorded in 1997 and were incurred during the 2000 first quarter, as follows:

                                            Balance at               Balance at
(In millions)                                12/31/99    Incurred     3/31/00
                                             --------    --------     -------
Kelly-Springfield consolidation               $  10.3     $  (1.5)    $   8.8
Plant downsizing and closure activities           4.8        (4.4)         .4
Consolidation of North American
  distribution facilities                         5.3         (.8)        4.5
                                              -------     -------     -------
                                              $  20.4     $  (6.7)    $  13.7
                                              =======     =======     =======

During the 2000 first quarter, approximately 150 associates were released under the above programs. Under the 1997 program, the Company plans to release approximately 250 more associates during 2000, primarily hourly associates at manufacturing and distribution locations in the United States and certain supervisory and staff associates in the United States.

         Rationalization costs, other than associate-related costs, totaling $119.1 million were recorded in 1997 and were incurred during the 2000 first quarter, as follows:

                                             Balance at              Balance at
(In millions)                                 12/31/99    Incurred    3/31/00
                                              -------     -------     -------
Kelly-Springfield consolidation               $  12.1     $   (.1)    $  12.0
Consolidation of North American
  distribution facilities                          .4         (.3)         .1
                                              -------     -------     -------
                                              $  12.5     $   (.4)    $  12.1
                                              =======     =======     =======

The Company will complete these actions during 2000.

DUNLOP RATIONALIZATIONS
-----------------------

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

2000 DUNLOP PROGRAM - The Company committed to certain rationalization actions in the first quarter of 2000 related to the Dunlop businesses acquired from Sumitomo on September 1, 1999 for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded $17.0 million related to these actions, all of which related to future cash outflows, primarily for associate severance costs. The balance of these provisions totaled $15.3 million at March 31, 2000.

         Associate-related rationalization costs were recorded in the first quarter of 2000 and were incurred during 2000, as follows:

                                                                     Balance at
(In millions)                                 Recorded    Incurred    3/31/00
                                              --------    --------    -------

Birmingham associate reductions                 $17.0       $(1.7)      $15.3
                                              =======     =======     =======



The first quarter 2000 charges provide for the release of approximately 650 operating, engineering and support associates in Birmingham, England. During the 2000 first quarter, approximately 150 associates were released. The Company plans to release approximately 500 more associates by March 31, 2001.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (continued)
----------------------------

1999 DUNLOP PROGRAM - Associate-related rationalization costs totaling $4.4 million were recorded in 1999, and were incurred during the 2000 first quarter, as follows:

                                            Balance at               Balance at
(In millions)                                12/31/99    Incurred     3/31/00
                                             --------    --------     -------
Research and development reorganization       $  1.9      $  (.9)     $  1.0
Associate downsizing and relocation              1.4         (.4)        1.0
                                              ------      ------      ------
                                              $  3.3      $ (1.3)     $  2.0
                                              ======      ======      ======

During the 2000 first quarter, approximately 60 associates primarily in research and development operations were released or relocated. The Company plans to release approximately 20 more associates during 2000 under this program.

     Rationalization costs, other than associate-related costs, totaling $2.5 million were recorded in 1999, and were incurred during the 2000 first quarter, as follows:


                                             Balance at             Balance at
(In millions)                                12/31/99     Incurred   3/31/00
                                             ----------   --------  ----------
Closure of United Kingdom retail outlets      $  2.1      $ (.1)      $  2.0
                                              ======      ======      ======

The Company expects that these actions will be completed during 2000, except for future rental payments under noncancellable leases.

         The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to further integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. The plans are expected to be finalized by the third quarter of 2000. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost. The Company anticipates that it may incur additional rationalization charges in future periods, in the range of $15 million to $18 million, related to the closure of the Italian plant.

         Further actions contemplated by the Company related to the Dunlop businesses acquired on September 1, 1999 are expected to result in costs totaling $50 million to $80 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill.

PER SHARE OF COMMON STOCK
-------------------------

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                          2000      1999
                                                         -----     -----
          Average share outstanding - basic              156.3     156.0
          Stock options                                     .1       1.1
          1.2% Convertible Note                            2.3        .7
                                                         -----     -----
          Average shares outstanding - diluted           158.7     157.8
                                                         =====     =====

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


INVESTMENTS AND NONCASH INVESTING ACTIVITIES
--------------------------------------------

         The Consolidated Statement of Cash Flows is presented net of the following transactions.

         In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934. The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $126.6 million at March 31, 2000. The Company and Sumitomo have agreed not to redeem their respective Notes, and to convert the Notes, if the joint ventures are operating on July 1, 2000.

         The Company has classified its investment in the Sumitomo Note as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Note as an equity instrument was $136.0 million at March 31, 2000. Changes in the fair value of the Sumitomo Note are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Company's 1.2% Convertible Note Payable has been designated as a hedge of the exchange exposure of the Sumitomo Note. To the extent the hedge is effective, the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At March 31, 2000 the gross unrealized holding gain on the Sumitomo Note, net of the hedge, totaled $9.2 million ($5.7 million after tax).

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

     The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

         (In millions)                              THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                       2000     1999
                                                      ------   ------
         NET SALES:
                  Asia Tire                           $134.7   $141.0
                  SPT                                  150.1    154.6
                                                      ------   ------
                                                      $284.8   $295.6
                                                      ======   ======
         EBIT:
                  Asia Tire                           $  9.8   $  3.6
                  SPT                                   (3.0)     8.8
                                                      ------   ------
                                                      $  6.8   $ 12.4
                                                      ======   ======

ADJUSTMENTS
-----------

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

RECLASSIFICATION
----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

STRATEGIC ALLIANCE
------------------

         The following table presents supplemental pro forma estimated results of operations as if the joint ventures had commenced operations on January 1, 1999.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2000              1999
                                                     ----              ----
(In millions, except per share)

Net Sales                                        $   3,536.5       $   3,569.5
                                                 ============      ============

Net Income                                       $      63.6       $      30.6
                                                 ============      ============

Net Income Per Share - Basic                     $       .41      $        .19
                                                 ============      ============

Net Income Per Share - Diluted                   $       .40      $        .19
                                                 ============      ============


BUSINESS SEGMENTS
-----------------

     Portions of the items reported as Rationalizations on the Consolidated Statement of Income were not charged to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

                  (In millions)                             THREE MONTHS ENDED
                                                              MARCH 31, 1999
                                                            ------------------
                  RATIONALIZATIONS
                  ----------------
                      North American Tire                        $ 95.5
                      European Union Tire                           6.7
                      Eastern Europe, Africa
                       and Middle East Tire                         2.1
                      Latin American Tire                          42.5
                      Asia Tire                                     1.5
                                                                 ------
                         TOTAL TIRES                              148.3

                      Engineered Products                           9.1
                      Chemical Products                             3.1
                                                                 ------


                        TOTAL SEGMENTS                            160.5

                      Corporate                                     6.9
                                                                 ------

                        TOTAL RATIONALIZATIONS                   $167.4
                                                                =======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                                                           THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 2000                          1999
                                                                              ---------                    ---------
SALES:

  North American Tire                                                         $ 1,653.4                    $ 1,507.1
  European Union Tire                                                             846.5                        503.5
  Eastern Europe, Middle East & Africa Tire                                       187.2                        181.2
  Latin American Tire                                                             253.3                        240.6
  Asia Tire                                                                       134.7                        141.0
                                                                             ----------                    ----------
   TOTAL TIRES                                                                  3,075.1                      2,573.4

  Engineered Products                                                             314.6                        308.7
  Chemical Products                                                               273.0                        228.4
                                                                             ----------                    ----------
   TOTAL SEGMENT SALES                                                          3,662.7                      3,110.5

  Inter-SBU Sales                                                                (135.4)                      (120.4)
  Other                                                                             9.2                          1.1
                                                                             ----------                    ----------
   NET SALES                                                                  $ 3,536.5                    $ 2,991.2
                                                                             ==========                    ==========


INCOME:

  North American Tire                                                            $ 71.6                       $ 91.7
  European Union Tire                                                              43.7                         45.3
  Eastern Europe, Middle East & Africa Tire                                        15.3                          9.8
  Latin American Tire                                                              23.4                         30.1
  Asia Tire                                                                         9.8                          3.6
                                                                             ----------                    ----------
   TOTAL TIRES                                                                    163.8                        180.5

  Engineered Products                                                              23.5                         20.5
  Chemical Products                                                                22.5                         28.7
                                                                             ----------                    ----------
   TOTAL SEGMENT INCOME (EBIT)                                                    209.8                        229.7

  Rationalizations                                                                    -                       (167.4)
  Interest expense                                                                (62.1)                       (37.7)
  Foreign currency exchange                                                        (5.1)                        34.6
  Minority interest in net income of subsidiaries                                 (16.6)                        (4.5)
  Inter-SBU income                                                                 (9.4)                       (14.0)
  Other                                                                           (16.1)                        (6.0)
                                                                             ----------                    ----------
   INCOME BEFORE INCOME TAXES                                                   $ 100.5                       $ 34.7
                                                                             ==========                    ==========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED

                       (All per share amounts are diluted)

     Sales in the first quarter of 2000 were $3.54 billion, increasing 18.3% from $2.99 billion in the 1999 quarter. Net income in the 2000 quarter was $63.6 million or $.40 per share, compared to $25.5 million or $.16 per share in the 1999 period, which included after-tax rationalization charges of $116.0 million or $.74 per share.

     Worldwide tire unit sales in the 2000 quarter were 54.8 million units, an increase of 9.1 million units or 19.8% compared to the 1999 period, including
8.9 million units contributed by the Dunlop businesses acquired from Sumitomo on September 1, 1999. North American (U.S. and Canada) volume increased 3.1 million units or 12.3% (including 2.9 million units from Dunlop operations), while international unit sales increased 5.9 million units or 29.1% (including 6 million units contributed by Dunlop operations) in the 2000 quarter. Worldwide replacement unit sales increased 17.7% from the 1999 quarter, primarily in Europe. Original equipment unit sales increased 24.7%, due primarily to increased volume in Europe.

     Sales increased in the 2000 quarter due primarily to higher tire unit sales resulting from the addition of the Dunlop businesses. The Dunlop businesses contributed $576.8 million to 2000 first quarter sales. Revenues in the 2000 quarter were adversely impacted by the effect of currency translations on international results. The Company estimates that versus the 1999 quarter, currency movements adversely affected revenues by approximately $50 million. In addition, revenues were adversely affected by continued worldwide competitive pricing pressures and a shift in mix to lower priced tires. All business units of the Company have announced price increases to offset increasing raw material costs, however revenues in future periods may continue to be adversely affected by competitive pricing pressures and currency translations.

     EBIT (sales less cost of goods sold and selling, administrative and general expense) decreased in the first quarter of 2000 due to the worldwide competitive pricing environment, increased cost of goods sold due primarily to higher raw material costs and a change in product and market mix to lower priced and lower margin tires. The Company estimates that versus the 1999 quarter, currency movements adversely affected EBIT by approximately $5 million. EBIT in the 2000 first quarter was favorably affected by the acquisition of the Dunlop businesses, which contributed $44.1 million in EBIT.

     The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and EBIT in future periods. Reported EBIT in future periods is likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies and by anticipated increases in energy and raw material prices and labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market conditions. Similarly, continued weak economic conditions in Latin America could adversely affect EBIT in future periods.

     The following table presents cost of goods sold (CGS) and selling, administrative and general expense (SAG) as a percent of sales:

                                                   Three Months Ended March 31,
                                                     2000                 1999
                                                     ----                 ----
                  CGS                                78.9%                77.9%
                  SAG                                15.8                 14.9

Cost of goods sold increased in dollars due primarily to the addition of the Dunlop businesses. Costs of goods sold increased in dollars and as a percent to sales due primarily to increased raw material costs. SAG increased in the first quarter of 2000 in dollars and as a percent to sales due to higher SAG levels at the Dunlop businesses.

     Interest expense rose 64.4% in the 2000 quarter due to higher debt levels incurred primarily to fund the acquisition of the Dunlop businesses.

     Foreign currency exchange losses of $5.1 million reduced first quarter 2000 earnings, compared to a gain of $34.6 million in the 1999 period, primarily due to the revaluation of the Brazilian real.

     U.S. and foreign taxes on income in the 2000 quarter reflected an increase in the Company's estimated annual effective tax rate to 31.5%. The effective tax rate in the 1999 first period was 23.5%, reflecting rationalization charges in that period.

RATIONALIZATION ACTIVITY - Rationalization charges were recorded on the Consolidated Statement of Income in the 1999 first quarter as follows:

(In millions, except per share)                             THREE MONTHS ENDED
                                                              MARCH 31, 1999
                                                            ------------------
  Rationalization Actions                                        $167.4
  After Tax                                                       116.0
  Per Share                                                      $  .74

The 1999 first quarter charge related primarily to the termination of tire production at the Company's Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America. Of the $167.4 million charge recorded, $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. Of the $167.4 million of rationalization actions recorded during the first quarter of 1999, $33.4 million and $11.3 million related to Gadsden were reversed in the 1999 third and fourth quarters, respectively. The reversals resulted from the Company's decision to resume production of certain tire lines in a portion of the Gadsden facility due to higher than expected demand.

1999 RATIONALIZATION PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $167.4 million ($116.0 million after tax or $.74 per share) was recorded in the 1999 first quarter. The balance of the provisions recorded under the 1999 program totaled $24.8 million and $41.2 million at March 31, 2000 and December 31, 1999, respectively.

     Under the 1999 program, during the first quarter of 2000, approximately 200 associates, primarily production and support associates at a Latin American facility, were released at a cost of $8.4 million. The Company plans to release approximately 600 more associates under the 1999 program during 2000. The remaining reserve related to the completion of the 1999 program was $21.0 million and $29.4 million at March 31, 2000 and December 31, 1999, respectively.

     Rationalization costs, other than for associate-related costs, totaling $8.0 million were incurred during the first quarter of 2000, primarily for contract settlement costs as a result of the Company's exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. The balance of the reserve at March 31, 2000 totaled $3.8 million compared to $11.8 million at December 31, 1999.

     The Company will complete these actions during 2000. Annual pretax savings of approximately $219 million are expected when the planned actions have been fully implemented.

1997 RATIONALIZATION PROGRAM - During the first quarter of 2000, approximately 150 associates in North American operations were released under the 1997 program at a cost of $6.7 million. The Company plans to release approximately 250 more associates under the 1997 program during 2000 and had reserved $13.7 million for that cost at March 31, 2000, compared to $20.4 million at December 31, 1999.

     Rationalization costs, other than for associate-related costs, totaling $.4 million were incurred during the first quarter of 2000. The balance of the reserve at March 31, 2000 totaled $12.1 million compared to $12.5 million at December 31, 1999.

     The Company will complete the 1997 program during 2000. Annual pretax savings of approximately $200 million are expected when the planned actions have been fully implemented.

DUNLOP RATIONALIZATIONS - The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

2000 DUNLOP RATIONALIZATION PROGRAM - The Company committed to certain rationalization actions in the first quarter of 2000 related to the Dunlop businesses acquired from Sumitomo on September 1, 1999 for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded $17.0 million related to these actions, all of which related to future cash outflows, primarily for associate severance costs. The balance of these provisions totaled $15.3 million at March 31, 2000.

         The first quarter 2000 charges provide for the release of approximately 650 operating, engineering and support associates in Birmingham, England. During the first quarter of 2000, approximately 150 associates were released at a cost of $1.7 million. The Company plans to release approximately 500 more associates under the 2000 Dunlop program by March 31, 2001 and had reserved $15.3 million for that cost at March 31, 2000.

1999 DUNLOP RATIONALIZATION PROGRAM - During the first quarter of 2000, approximately 60 associates were released or relocated under the 1999 Dunlop program at a cost of $1.3 million. The Company plans to release approximately 20 more associates under the 1999 Dunlop program during 2000 and had reserved $2.0 million for that cost at March 31, 2000, compared to $3.3 million at December 31, 1999.

     Under the 1999 Dunlop program, rationalization costs, other than for associate-related costs, totaling $.1 million were incurred during the first quarter of 2000. The balance of the reserve at March 31, 2000 totaled $2.0 million compared to $2.1 million at December 31, 1999.

     The Company expects that these actions will be completed during 2000, except for future rental payments under noncancellable leases. Annual pretax savings of approximately $11 million are expected when the planned actions have been fully implemented.

     For further information, refer to the note to the financial statements, Rationalizations.

     The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to further integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. The plans are expected to be finalized by the third quarter of 2000. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost.

     Further actions contemplated by the Company related to the businesses acquired are expected to result in costs totaling $50 million to $80 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133, as amended, are effective for fiscal years beginning January 1, 2001 for companies on a calendar year reporting basis and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 133.

SEGMENT INFORMATION

     Segment EBIT was $209.8 million in the first quarter of 2000, decreasing 8.7% from $229.7 million in the 1999 quarter. Segment operating margin in the first quarter of 2000 was 5.7%, compared to 7.4% in the 1999 period. Segment EBIT did not include rationalization charges attributable to operating segments totaling $160.5 million in the 1999 first quarter.

NORTH AMERICAN TIRE

     North American Tire segment sales in the first quarter of 2000 were $1.65 billion, increasing 9.7% from $1.51 billion in the 1999 quarter.

     Unit sales in the 2000 quarter increased 3.1 million units or 12.3% from the 1999 period. Dunlop operations contributed 2.9 million units. Replacement unit sales increased 14.8% and original equipment volume increased 8.2%.

      Sales in the 2000 quarter increased from the 1999 period due to the acquisition of the Dunlop Tire businesses in the United States and Canada. The Dunlop businesses contributed $178.7 million to 2000 first quarter sales. Revenues in the first quarter of 2000 were adversely impacted by competitive pricing pressures and a shift in mix in the replacement market to lower priced tires and less profitable channels of distribution. Revenues in future periods are likely to be adversely affected by competitive pricing pressures and a change in the channel mix in the replacement market.

     EBIT in North America was $71.6 million in the first quarter of 2000, decreasing 21.9% from $91.7 million in the 1999 quarter. The Dunlop businesses contributed $16.1 million to 2000 first quarter EBIT. Operating margin in 2000 was 4.3%, compared to 6.1% in 1999.

     EBIT in the first quarter of 2000 decreased from the 1999 period due primarily to increased raw material costs and a change in product and channel mix. EBIT was favorably affected in the first quarter of 2000 by the acquisition of the Dunlop Tire businesses in the United States and Canada.

     EBIT in the 1999 period did not include rationalizations totaling $95.5 million.

     In addition to potential adverse changes in pricing and mix, EBIT in future periods is likely to be adversely affected by higher raw material costs.

EUROPEAN UNION TIRE

     European Union Tire segment sales in the first quarter of 2000 were $846.5 million, increasing 68.1% from $503.5 million in the 1999 period.

     Unit sales in the 2000 quarter increased 5.7 million units or 60.4% from the 1999 period. Dunlop operations contributed 5.9 million units. Replacement unit sales increased 48.7% and original equipment volume increased 96.2%.

     Sales in the 2000 quarter increased from the 1999 period due to the acquisition of the Dunlop Tire businesses, which contributed $395.9 million to 2000 first quarter sales. Revenues in the 2000 quarter were adversely impacted by the effects of currency translation (which the Company estimates to be approximately $50 million in the European Union), competitive pricing pressures and a shift in mix to lower priced tires.

     European Union Tire segment EBIT was $43.7 million in the 2000 quarter, decreasing 3.5% from $45.3 million in the 1999 period. The Dunlop businesses contributed $27.7 million to 2000 first quarter EBIT. Operating margin in 2000 was 5.2%, compared to 9.0% in 1999.

     EBIT in the 2000 quarter decreased from the 1999 period due primarily to additional costs related to discontinuing production in Italy and servicing customers during the closure period, the adverse margin impact of competitive market conditions and cost differentials driven by a weak Euro versus the British pound.

     EBIT in the 1999 period did not include rationalizations totaling $6.7 million. The Company anticipates that it may incur additional rationalization charges in future periods, in the range of $15 million to $18 million, related to the closure of the Italian plant.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other Western European currencies. Revenues and EBIT in the European Union Tire segment may be affected in future periods by the effects of currency translations and continued competitive pricing in the various markets. Additionally, EBIT in future periods may be adversely affected by rising raw material prices.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

     Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in the first quarter of 2000 were $187.2 million, increasing 3.3% from $181.2 million in the 1999 quarter.

     Unit sales in the 2000 first quarter decreased slightly from 1999. Replacement unit sales were 4.5% lower but OE volume increased 11.9%.

     Revenues in the 2000 first quarter increased from the 1999 period despite slightly lower tire unit sales, due primarily to a more favorable product mix, improved pricing and a general improvement in the economic conditions in Eastern Europe and South Africa. Revenues included Dunlop sales of $2.2 million.

     Eastern Europe Tire EBIT was $15.3 million in the 2000 first quarter, increasing 56.1% from $9.8 million in the 1999 period. Operating margin in 2000 was 8.2%, compared to 5.4% in 1999.

     EBIT in the 2000 first quarter increased from the 1999 period due primarily to higher margins, higher factory utilization levels and a general market upturn.

     EBIT in the 1999 period did not include rationalization charges totaling $2.1 million.

         Revenues and EBIT in future periods may be adversely affected by competitive pricing pressures and economic conditions in the markets served by the Eastern Europe segment. Additionally, EBIT in future periods may be adversely affected by rising raw material prices.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the various currencies in the markets served by Eastern Europe Tire. Revenues and EBIT in Eastern Europe Tire are likely to be adversely affected in future periods by the effects of currency translations if the dollar strengthens against the currencies in the region.

LATIN AMERICAN TIRE

     Latin American Tire segment sales in the first quarter of 2000 were $253.3 million, increasing 5.3% from $240.6 million in the 1999 period.

     Unit sales in the 2000 quarter increased 2.1% from the 1999 period. Replacement unit sales decreased 1% but original equipment volume increased 15.8%.

     Revenues in the first quarter of 2000 increased from the 1999 period due primarily to the effects of currency translation on Brazilian and Mexican results. Revenues in the 2000 quarter were adversely affected by competitive pricing pressures and adverse economic conditions in the region.

     EBIT in Latin America was $23.4 million in the first quarter of 2000, decreasing 22.3% from $30.1 million in the 1999 quarter. Operating margin in 2000 was 9.2%, compared to 12.5% in 1999.

     EBIT in the 2000 first quarter decreased from the 1999 period due primarily to increased raw material prices and competitive pricing. EBIT was favorably impacted by the effects of currency translation on results in Brazil and Mexico.

     EBIT in the 1999 period did not include rationalization charges totaling $42.5 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in the Latin American Tire segment in future periods are likely to be adversely affected by continued competitive pricing pressures, the effects of currency translations and by the expected continuing unfavorable economic conditions in the region. Additionally, EBIT in future periods may be adversely affected by rising raw material prices.

ASIA TIRE

     Asia Tire segment sales in the first quarter of 2000 were $134.7 million, decreasing 4.5% from $141.0 million in the 1999 period.

     Unit sales in the 2000 quarter increased 5.3% from the 1999 period. Replacement unit sales decreased 1.5%, but original equipment volume increased 35.5%.

     Revenues in the first quarter of 2000 decreased from the 1999 period due primarily to the deconsolidation of the replacement tire business transferred to the Company's joint venture with Sumitomo in Japan, which contributed approximately $13 million in the 1999 period, a less favorable product mix and competitive pricing. Currency translation had a minimal positive impact.

     EBIT in Asia was $9.8 million in the first quarter of 2000, increasing from $3.6 million in the 1999 quarter. Operating margin in 2000 was 7.3%, compared to 2.6% in 1999. EBIT in the 2000 period increased due primarily to cost efficiencies associated with higher volume.

     EBIT in the first quarter of 1999 did not include rationalization charges totaling $1.5 million.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Asian currencies. Revenues and EBIT in the Asia Tire segment in future periods may be affected by the effects of currency translations. In addition, changing economic conditions in the region may adversely affect future revenues and EBIT. Revenues and EBIT in future periods may be adversely affected by competitive pricing pressures and higher raw material costs.

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

     The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
(In millions)                                      2000     1999
                                                   ----     ----
NET SALES:
         Asia Tire                                $134.7   $141.0
         SPT                                       150.1    154.6
                                                  ------   ------
                                                  $284.8   $295.6
                                                  ======   ======
EBIT:
         Asia Tire                                $  9.8   $  3.6
         SPT                                        (3.0)     8.8
                                                  ------   ------
                                                  $  6.8   $ 12.4
                                                  ======   ======

ENGINEERED PRODUCTS

     Sales in Engineered Products in the first quarter of 2000 were $314.6 million, increasing 1.9% from $308.7 million in the 1999 period.

     EBIT in Engineered Products was $23.5 million in the first quarter of 2000, increasing 14.6% from $20.5 million in the 1999 quarter. Operating margin in 2000 was 7.5%, compared to 6.6% in 1999.

     Revenues in the 2000 quarter increased from the 1999 period on strong sales of power transmission products and molded products. Revenues increased despite the exit from the interior trim business, which contributed $24.2 million to 1999 sales, and reduced demand for conveyor belting from the mining and agriculture industries. EBIT in the 2000 quarter increased due primarily to lower unit costs due to increased volume and various manufacturing cost reduction programs.

     The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in the Engineered Products segment in future periods are likely to be adversely affected by continued competitive pricing pressures, the effects of currency translations, expected continuing unfavorable economic conditions in Latin America, adverse economic conditions globally in the mining and agriculture industries and increasing raw material and energy prices.

     EBIT in the 1999 quarter did not include rationalization charges totaling $9.1 million.

CHEMICAL PRODUCTS

     Sales in Chemical Products in the first quarter of 2000 were $273.0 million, increasing 19.5% from $228.4 million in the 1999 period on higher pricing and volume. Approximately 50% of Chemical Products sales are to the Company's other segments.

     EBIT in Chemical Products was $22.5 million in the first quarter of 2000, decreasing 21.6% from $28.7 million in the 1999 period. Operating margin in 2000 was 8.2%, compared to 12.6% in 1999. EBIT in the 2000 quarter decreased from the 1999 period due primarily to increased raw material and energy prices.

     EBIT in the first quarter of 1999 did not include a rationalization charge of $3.1 million for the anticipated loss on the sale of a rubber plantation in Asia.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Net cash used in operating activities was $134.4 million during the first quarter of 2000, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for accounts receivable, inventories and accounts payable.

     Net cash used in investing activities was $108.0 million during the 2000 first quarter, including capital expenditures totaling $127.7 million, primarily for plant modernizations and expansions and new tire molds.

     Net cash provided by financing activities was $233.1 million during the first quarter of 2000, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)                        3/31/00          12/31/99
                                            --------          --------
Consolidated Debt                           $3,653.6          $3,424.5
Debt to Debt and Equity                       50.1%             48.6%

During the first quarter of 2000, the Company issued $300 million of its 8.125% Notes due 2003 and $300 million of its 8.50% Notes due 2007. The proceeds from the issuance of the Notes were used to repay outstanding commercial paper and short term bank borrowings.

         In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to $126.6 million at March 31, 2000). The Company's Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

     In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (also equivalent to $126.6 million at March 31, 2000). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. The Company accounts for the Sumitomo note as an available-for-sale equity instrument. The fair value of the note at March 31, 2000 was $136.0 million.

         The Company and Sumitomo have each agreed to convert and not redeem its convertible note if the Goodyear/Dunlop joint ventures are operating on July 1, 2000.

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 2000, the Company had an aggregate of $.95 billion of commercial paper outstanding. In addition, at March 31, 2000, the Company had short term committed and uncommitted bank credit arrangements totaling $2.81 billion, of which $1.76 billion were unused. The Company also had available long term credit arrangements at March 31, 2000 totaling $3.66 billion, of which $2.00 billion were unused.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK

     The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At March 31, 2000, the interest rate on 36% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 28% at December 31, 1999 and 46% at March 31, 1999. Interest rate lock contracts are used to hedge the risk-free component of anticipated long term debt issuances.

     The following table presents information at March 31:

(Dollars in millions)

INTEREST RATE SWAP CONTRACTS                                   2000     1999
----------------------------                                   ----     ----
Notional principal amount                                   $ 75.0   $100.0
Pay fixed rate                                                6.24%    6.17%
Receive variable LIBOR                                        6.09%    5.05%
Average years to maturity                                      1.3      1.9
Fair value - asset (liability)                              $   .6   $ (1.6)
Carrying amount - (liability)                                    -      (.1)
Pro forma fair value - asset (liability)                        .1     (2.5)

INTEREST RATE LOCK CONTRACTS
----------------------------

EURO CONTRACTS                                                 2000     1999
--------------                                                 ----     ----
Notional                                                    $191.2   $    -
Average contract rate                                         4.82%       -
Fair value - asset                                             0.7        -
Carrying amount                                                  -        -
Pro forma fair value - (liability)                            (3.2)       -

The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2000 and 1999, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate contract information follows:

                                                   THREE MONTHS ENDED MARCH 31,
(Dollars in millions)                                 2000             1999
                                                      ----             ----
         Notional principal                         $ 75.0            $100.0
         Pay fixed rate                               6.24%             6.17%
         Receive variable LIBOR                       6.09%             5.13%

     The following table presents fixed rate debt information at March 31:

(In millions)

FIXED RATE DEBT                                         2000              1999
---------------                                         ----              ----
Fair value - liability                               $1,451.9          $  980.0
Carrying amount - liability                           1,456.2             955.6
Pro forma fair value - liability                      1,518.7           1,035.2

The pro forma fair value assumes a 100 basis point decrease in market interest rates at March 31, 2000 and 1999, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

FOREIGN CURRENCY EXCHANGE RISK

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at March 31, 2000 and 1999. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents foreign exchange contract information at March 31:

(In millions)                                                  2000     1999
                                                               ----     ----
Fair value - favorable                                        $43.9    $73.7
Carrying amount - asset                                        47.8     79.9
Pro forma change in fair value                                 10.7     12.6

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at March 31, 2000 and 1999, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

               FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT
               ---------------------------------------------------

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in the various markets served by the Company's operations; increased competitive activity; demand for Goodyear's products; fluctuations in the prices paid for raw materials and energy; the ability to control costs and expenses; changes in the monetary policies of various countries where the Company has significant operations; changes in interest rates; changes in the relative values of currencies; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or to update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company ("Registrant") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"), wherein at Item 3, pages 23, 24, 25 and 26, Registrant reported certain legal proceedings. Registrant reports the following developments in respect of the legal proceedings described at paragraph (D) of Item 3 of the 1999 10-K:

         On December 27, 1999, China Tire Holdings Limited, a Bermuda corporation ("China Tire"), filed a civil action (China Tire v. Goodyear, et al., Case No. 5:99CV3163) in the United States District Court for the North District of Ohio, Eastern Division, against Registrant and Goodyear International Corporation ("GIC") alleging that (1) Registrant committed violations of Section 1962(b) and Section 1962(c) of the Racketeer Influenced and Corrupt Organization Act in connection with the Registrant's acquisition of a 75% interest in a tire manufacturing facility in Dalian, People's Republic of China (the "Dalian Facility") in 1994, (2) Registrant and GIC committed trade libel by intentionally publishing statements known to be untrue concerning China Tire to various parties that were for the purpose of disparaging and causing monetary harm to China Tire, and (3) Registrant and GIC violated the Ohio Deceptive Trade Practices Act in negotiations regarding the Dalian Facility. China Tire is seeking an aggregate of $3.5 billion of actual and punitive damages, prejudgment interest, attorneys' fees and costs, and such further relief as the court deems proper. On January 14, 2000, Registrant and GIC filed a motion to dismiss on the grounds that, among other things, the claims are barred as a result of Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SACV95-221), a civil action that was dismissed by the United States District Court for the Central District of California, which dismissal is currently on appeal before the United States Court of Appeals for the Ninth Circuit, are time barred as a matter of law and fail to state claims upon which relief can be granted. On March 3, 2000, the court issued an order and related opinion granting the motion to dismiss based on its finding that the claims made by China Tire are barred by the doctrine of claims preclusion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of Shareholders of Registrant was held on April 10, 2000 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors of Registrant listed in Registrant's Proxy Statement, dated February 25, 2000, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by the shareholders of Registrant at the Annual Meeting, at which 136,219,797 shares of the Common Stock, without par value, of Registrant (the

"Common Stock", the only class of voting securities of Registrant outstanding), or approximately 87.1 percent of the 156,353,770 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Board of Directors of Registrant for election as directors of Registrant. Thomas H. Cruikshank, Katherine G. Farley, Steven A. Minter and Agnar Pytte were nominated as Class III directors, each to hold office for a three year term expiring at the 2003 Annual Meeting of Shareholders and until his or her successor shall have been duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                              SHARES OF COMMON           SHARES OF COMMON STOCK
     NAME OF DIRECTOR         STOCK VOTED FOR            WITHHELD OR ABSTAINED

     Thomas H. Cruikshank        132,571,200                    3,648,597
     Katherine G. Farley         132,642,610                    3,577,187
     Steven A. Minter            132,590,881                    3,628,916
     Agnar Pytte                 132,548,445                    3,671,352

The seven directors whose terms of office continue after the Annual Meeting are:
(A) John G. Breen, William E. Butler and George H. Schofield, whose terms expire in 2001; and (B) Samir G. Gibara, William J. Hudson, Jr., William C. Turner and Martin D. Walker, whose terms expire in 2002.

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of Registrant that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Registrant for the year ending December 31, 2000 was submitted to, and voted upon by, the shareholders of Registrant. There were 133,908,008 shares of Common Stock voted in favor of, and 1,378,156 shares of Common Stock voted against, said resolution. The holders of 933,633 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2000 was ratified by the shareholders.

ITEM 5.  OTHER INFORMATION

         (A) ISSUANCE OF $300,000,000 OF 8.125% NOTES DUE 2003. On March 17, 2000, Registrant issued $3000,000,000 in principal amount of its 8.125% Notes due 2003 (the "8.125% Notes") pursuant to that certain Indenture, dated March 1, 1999 (the "Indenture"), between

Registrant and The Chase Manhattan Bank. The net proceeds to Registrant from the sale of the 8.125% Notes were $298,245,000, before deducting expenses payable by Registrant which are estimated to be approximately $378,126. The net proceeds were used to repay a portion of Registrant's outstanding commercial paper and short term bank borrowings. The terms and conditions of the 8.125% Notes are set forth in the Indenture and the supplement thereto evidenced by that certain Officers' Certificate, dated March 17, 2000, and in the form of Global Note attached as Annex A to said Officers' Certificate, all of which are filed as
Exhibit 4.1 to this Quarterly Report on Form 10-Q and are hereby incorporated by reference herein and made an integral part hereof.

         (B) ISSUANCE OF $300,000,000 OF 8.50% NOTES DUE 2007. On March 17, 2000, Registrant issued $300,000,000 in principal amount of its 8.50% Notes due 2007 (the "8.50% Notes") pursuant to the Indenture. The net proceeds to Registrant from the sale of the 8.50% Notes were $298,125,000, before deducting expenses payable by Registrant which are estimated to be approximately $378,126. The net proceeds were used to repay a portion of Registrant's outstanding commercial paper and short term bank borrowings. The terms and conditions of the 8.50% Notes are set forth in the Indenture and the supplement thereto evidenced by that certain Officers' Certificate, dated March 17, 2000, and in the form of Global Note attached to said Officers' Certificate as Annex A, all of which are filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and are hereby incorporated by reference herein and made an integral part hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 2000.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE GOODYEAR TIRE & RUBBER COMPANY
                                                  (Registrant)


Date: April 14, 2000                  By /s/ RICHARD J. KRAMER
                                        ------------------------------------
                                         Richard J. Kramer, Vice President

                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                        and signing as the principal accounting
                                        officer of registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                              INDEX OF EXHIBITS (1)


          EXHIBIT                                                               EXHIBIT
          -------                                                               -------
      TABLE ITEM NO.*                   DESCRIPTION OF EXHIBIT                  NUMBER
      ---------------       -----------------------------------------------     ------
           3                ARTICLES OF INCORPORTATION AND BY-LAWS
                            --------------------------------------

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

           4                            INSTRUMENTS DEFINING
                                   THE RIGHTS OF SECURITY HOLDERS,
                                        INCLUDING INDENTURES                         `
                            ------------------------------------------------

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


--------------
*Pursuant to Item 601 of Regulation S-K.


          EXHIBIT                                                               EXHIBIT
          -------                                                               -------
      TABLE ITEM NO.*                   DESCRIPTION OF EXHIBIT                  NUMBER
      ---------------       ------------------------------------------------    ------
            4               (b) Conformed copy of Rights Agreement, dated
                            as of June 4, 1996, between Registrant and
                            First Chicago Trust Company of New York,
                            rights Agent (incorporated by reference, filed
                            with the Securities and Exchange Commission as
                            Exhibit 1 to Registrant's Registration
                            Statement on Form 8-A dated June 11, 1996 and
                            as Exhibit 4(a) to Registrant's Current Report
                            on Form 8-K dated June 4, 1996, File No.
                            1-1927).

                            (c) Conformed copy of Amendment to Rights
                            Agreement, dated as of February 8, 2000, between Registrant and First Chicago Trust
                            Company of New York, Rights Agent
                            (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit
                            4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No.
                            1-1927).

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


--------------
*Pursuant to Item 601 of Regulation S-K.


          EXHIBIT                                                               EXHIBIT
          -------                                                               -------
      TABLE ITEM NO.*                   DESCRIPTION OF EXHIBIT                  NUMBER
      ---------------       -----------------------------------------------     ------
           4                (g) Conformed copy of Second Replacement and
                            Restatement Agreement, dated as of July 13, 1998,
                            among Registrant, the Lender named therein and The
                            Chase Manhattan Bank, as Agent (incorporated by
                            reference, filed with the Securities and Exchange
                            Commission as Exhibit 4 to Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September
                            30, 1998, File No. 1-1927).

                            (h) Form of Indenture, dated as of March 15, 1996, between Registrant and Chemical Bank (now The Chase
                            Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998
                            (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to
                            Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

                            (i) Form of Indenture, dated as of March 1, 1999,     4.1
                            between Registrant and The Chase Manhattan Bank,
                            as Trustee, as supplemented on March 14, 2000 in
                            respect of Registrant's $300,000,000 principal
                            amount of 8.125% Notes due 2003 and $300,000,000
                            principal amount of 8.50% Notes due 2007.

                            No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended March 31, 2000.
                            In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended March 31, 2000 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                            Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.


--------------
*Pursuant to Item 601 of Regulation S-K.


          EXHIBIT                                                               EXHIBIT
          -------                                                               -------
      TABLE ITEM NO.*                   DESCRIPTION OF EXHIBIT                  NUMBER
      ---------------      -------------------------------------------------    ------

         12                           STATEMENT RE COMPUTATION
                                             OF RATIOS
                           -------------------------------------------------

                           Statement setting forth the computation of Ratio of    12
                           Earnings to Fixed Charges.


         27                            FINANCIAL DATA SCHEDULE
                           -------------------------------------------------

                           Financial Data Schedule for quarter ended March 31,    27
                           2000.



--------------
*Pursuant to Item 601 of Regulation S-K.