Form 10-Q
period 2000-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2000-07-24
CIK 42582

==============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Yes   X                                                      No
        --------                                                      -------

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at June 30, 2000:          156,404,845

==============================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   Unaudited


(In millions, except per share)                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                       2000            1999            2000           1999
                                                     ---------       ---------       ---------      ---------

NET SALES                                            $ 3,474.7       $ 3,048.7       $ 7,011.2      $ 6,039.9

Cost of Goods Sold                                     2,741.2         2,435.2         5,529.8        4,766.6
Selling, Administrative and General Expense              553.3           475.2         1,113.0          920.0
Rationalizations                                           4.7            (9.6)            4.7          157.8
Interest Expense                                          69.9            39.6           132.0           77.3
Other Expense                                              9.1             5.7            13.0           11.0
Foreign Currency Exchange                                 (1.4)            1.1             3.7          (33.5)
Minority Interest in Net Income of Subsidiaries           10.9             6.5            27.5           11.0
                                                     ---------       ---------       ---------      ---------

Income before Income Taxes                                87.0            95.0           187.5          129.7
United States and Foreign Taxes on Income                 27.3            29.3            64.2           38.5
                                                     ---------       ---------       ---------      ---------

NET INCOME                                           $    59.7       $    65.7       $   123.3      $    91.2
                                                     =========       =========       =========      =========

Retained Earnings at Beginning of Period                                              3,531.4         3,477.8

CASH DIVIDENDS                                                                          (93.8)          (93.4)
                                                                                     ---------      ---------

Retained Earnings at End of Period                                                   $ 3,560.9      $ 3,475.6
                                                                                     =========      =========



NET INCOME PER SHARE OF COMMON STOCK - BASIC:        $    0.38       $    0.42       $    0.79      $    0.58
                                                     =========       =========       =========      =========


Average Shares Outstanding                               156.4           156.1           156.4          156.1


NET INCOME PER SHARE OF COMMON STOCK - DILUTED:      $    0.38       $    0.41       $    0.78      $    0.57
                                                     =========       =========       =========      =========


Average Shares Outstanding                               158.7           159.6           158.7          158.7


CASH DIVIDENDS PER SHARE                             $    0.30       $    0.30       $    0.60      $    0.60
                                                     =========       =========       =========      =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)
                                                                        JUNE 30,     DECEMBER 31,
                                                                         2000           1999
                                                                      ---------       ---------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                        $   236.7       $   241.3
     Accounts and notes receivable,
        less allowance - $89.5 ($81.9 in 1999)                          2,375.5         2,296.3
     Inventories:
        Raw materials                                                     331.7           389.7
        Work in process                                                    99.7            99.2
        Finished product                                                2,071.5         1,798.3
                                                                      ---------       ---------
                                                                        2,502.9         2,287.2

     Sumitomo 1.2% Convertible Note Receivable Due 8/00                   147.1           107.2
     Prepaid expenses and other current assets                            301.0           263.9
                                                                      ---------       ---------
        TOTAL CURRENT ASSETS                                            5,563.2         5,195.9

Long Term Accounts and Notes Receivable                                    94.9            97.7
Investments in Affiliates, at equity                                      103.7           115.4
Other Assets                                                               80.1            79.0
Goodwill                                                                  553.2           516.9
Deferred Charges                                                        1,316.2         1,336.7
Properties and Plants,
     less accumulated depreciation - $5,707.3 ($5,551.4 in 1999)        5,619.5         5,761.0
                                                                      ---------       ---------
    TOTAL ASSETS                                                      $13,330.8       $13,102.6
                                                                      =========       =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                         $ 1,311.1       $ 1,417.5
     Compensation and benefits                                            779.5           794.5
     Other current liabilities                                            286.7           294.5
     United States and foreign taxes                                      189.6           249.0
     Notes payable                                                      1,478.1           862.3
     Sumitomo 1.2% Convertible Note Payable Due 8/00                      124.1           127.8
     Long term debt due within one year                                   197.7           214.3
                                                                      ---------       ---------
        TOTAL CURRENT LIABILITIES                                       4,366.8         3,959.9

Long Term Debt and Capital Leases                                       2,243.4         2,347.9
Compensation and Benefits                                               2,148.5         2,137.4
Other Long Term Liabilities                                               144.0           149.1
Minority Equity in Subsidiaries                                           860.8           891.2
                                                                      ---------       ---------
    TOTAL LIABILITIES                                                   9,763.5         9,485.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50 shares, unissued                                         --              --
Common Stock, no par value:
     Authorized 300 shares
     Outstanding shares - 156.4 (156.3 in 1999)
      after deducting 39.3 treasury shares (39.3 in 1999)                 156.4           156.3
Capital Surplus                                                         1,030.9         1,029.6
Retained Earnings                                                       3,560.9         3,531.4
Accumulated Other Comprehensive Income                                 (1,180.9)       (1,100.2)
                                                                      ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                          3,567.3         3,617.1
                                                                      ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $13,330.8       $13,102.6
                                                                      =========       =========


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited





(In millions)                                                                      Accumulated Other
                                                                                  Comprehensive Income
                                                                        -----------------------------------------
                                       Common     Capital      Retained   Foreign          Minimum     Unrealized         Total
                                        Stock     Surplus      Earnings   Currency         Pension     Investment     Shareholders'
                                                                          Translation       Liability       Gains          Equity
                                       --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999           $ 156.3    $1,029.6      $3,531.4    $ (1,072.2)    $ (15.2)      $ (12.8)         $3,617.1

   Comprehensive income for 2000:

        Net income                                                 123.3
        Foreign currency translation                                            (107.7)
        Minimum pension liability                                                              0.1
        Unrealized investment gain                                                                          26.9
           (net of tax of $16.6)
           TOTAL COMPREHENSIVE INCOME                                                                                         42.6

   Cash dividends                                                  (93.8)                                                    (93.8)

   Common stock issued                     0.1         1.3                                                                     1.4
                                       --------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000               $ 156.4    $1,030.9      $3,560.9    $ (1,179.9)    $ (15.1)        $14.1          $3,567.3
                                       ============================================================================================


The accompanying notes are an integral part of this financial statement.







                        THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited



(In millions)                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                         2000                 1999                   2000               1999
                                                         ----                 ----                   ----               ----

NET INCOME                                              $ 59.7                 $65.7              $ 123.3             $  91.2

Other comprehensive income:

   Foreign currency translation                          (87.3)                (16.3)              (107.7)             (177.4)
   Minimum pension liability                              (1.6)                  0.2                  0.1                 4.8
   Unrealized investment gain                             13.6                  61.6                 43.5                61.6
     Tax on unrealized investment gain                    (5.2)                (23.4)               (16.6)              (23.4)
                                          -------------------------------------------  ---------------------------------------

COMPREHENSIVE INCOME                                    $(20.8)                $87.8              $  42.6             $ (43.2)
                                          ===========================================  =======================================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                           SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       2000           1999
                                                                     -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME                                                        $  123.3       $   91.2
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation and amortization                                   320.2          265.4
        Rationalizations                                                  5.2          110.0
    Changes in operating assets and liabilities, net of noncash rationalizations:
        Accounts and notes receivable                                  (144.8)        (212.3)
        Inventories                                                    (267.0)          87.4
        Accounts payable-trade                                          (72.6)         (12.3)
        Other assets and liabilities                                   (108.1)        (122.7)
                                                                     --------       --------
                                 Total adjustments                     (267.1)         115.5
                                                                     --------       --------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                      (143.8)         206.7


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                           (266.7)        (353.4)
        Other transactions                                              (16.3)         (27.4)
                                                                     --------       --------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                      (283.0)        (380.8)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                        713.4          403.8
        Short term debt paid                                         (1,124.4)         (63.4)
        Long term debt incurred                                       1,003.4           19.6
        Long term debt paid                                             (46.0)         (31.8)
        Common stock issued                                               1.4            8.7
        Dividends paid to Sumitomo                                      (25.9)          --
        Dividends paid to Goodyear shareholders                         (93.8)         (93.4)
                                                                     --------       --------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                       428.1          243.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents             (5.9)         (13.2)
                                                                     --------       --------
Net Change in Cash and Cash Equivalents                                  (4.6)          56.2

Cash and Cash Equivalents at Beginning of the Period                    241.3          239.0
                                                                     --------       --------
Cash and Cash Equivalents at End of the Period                       $  236.7       $  295.2
                                                                     ========       ========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS

         Rationalization charges (credits) were recorded on the Consolidated Statement of Income, as follows:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
(In millions)                                          2000       1999          2000          1999
                                                       ----       ----          ----          ----

         Rationalizations                              $4.7      $(9.6)          $4.7         $157.8
                                                       ====      ======          ====         ======
         After Tax                                     $5.2      $(6.0)          $5.2         $110.0
                                                       ====      ======          ====         ======

The Company recorded a net rationalization charge of $4.7 million ($5.2 million after tax) in the second quarter of 2000 related to the closing of its tire manufacturing facility in Italy initiated in 1999 (which is for benefits negotiated in the second quarter of 2000), associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition, and the reversal of reserves identified as no longer needed for their originally intended purposes. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time.

         The Company recorded a charge of $167.4 million in the first quarter of 1999 related primarily to the termination of tire production at the Company's Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America. Of the $167.4 million charge recorded, $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. During the 1999 third and fourth quarters, $33.4 million and $11.3 million, respectively, of the first quarter charges related to Gadsden were reversed as a result of the Company's decision to resume production of certain tire lines in a portion of the Gadsden facility due to higher than expected demand.

         The second quarter of 1999 included pretax income of $9.6 million ($6.0 million after tax) from the reversal of certain rationalization reserves that were no longer needed for the 1996 and 1997 programs.

2000 PROGRAM - The Company committed to rationalization actions in the second quarter to reduce costs and increase productivity and efficiency. The actions provide for the release of approximately 50 sales, distribution and administrative associates due to sales office consolidation in Europe following the Corporation's Dunlop acquisition. The Company recorded charges totaling $2.0 million ($2.0 million after tax) all of which related to future cash outflows for associate severance costs. Associate-related rationalization costs were recorded and incurred during 2000 as follows:

                                                                                   BALANCE AT
(In millions)                                        RECORDED        INCURRED       6/30/00
                                                    ----------       ---------      -------
European associate reductions                          $2.0             $(.1)         $1.9
                                                       ====              ====         ====


1999 PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $167.4 million was recorded in the 1999 first quarter. The balance of the provisions recorded under the 1999 program totaled $19.3 million and $41.2 million at June 30, 2000 and December 31, 1999, respectively.

         The Company recorded a charge of $4.0 million in the second quarter of 2000 related to the closure of the Company's manufacturing facility in Italy for associates that accepted negotiated benefits.

         The Company anticipates that it may record additional rationalization charges in income related to the closure of its manufacturing facility in Italy totaling $1.5 million to $2 million in 2000 and $11 million to $13 million in 2001. These charges will be recorded as associates accept negotiated benefits.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (CONTINUED)

         Associate-related rationalization costs totaling $171.6 million were recorded in 1999. Activity during 2000 is presented below:

(In millions)                         BALANCE AT   2000                  BALANCE AT
                                       12/31/99   CHARGES    INCURRED      6/30/00
                                       --------   -------    --------      -------
North American Tire staffing            $11.1      $--         $(5.3)      $ 5.8
European associate reductions             6.2        4.0        (3.5)        6.7
Asset sales and other exit costs          5.8        (.5)       (3.1)        2.2
Termination of tire production            5.6       --          (3.3)        2.3
Plant downsizing and consolidation         .4       --           (.4)       --
Withdrawal of support for CART/IRL         .3       --           (.3)       --
                                        -----      -----       -----       -----
                                        $29.4      $ 3.5       $(15.9)     $17.0
                                        =====      =====       =====       =====

Under the above programs, approximately 300 associates were released in 2000 at a cost of $15.9 million, including approximately 100 associates in the second quarter at a cost of $7.5 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. The Company plans to release approximately 500 more associates under the above programs during 2000.

         Rationalization costs, other than associate-related costs, totaling $68.5 million were recorded in 1999. Activity during 2000 follows:

(In millions)                         BALANCE AT     2000                 BALANCE AT
                                       12/31/99    CHARGES     INCURRED    6/30/00
                                       --------    -------     --------    -------
Withdrawal of support for CART/IRL      $ 9.5       $ (.7)      $(7.4)      $ 1.4
Termination of tire production            2.1        --          (1.2)         .9
Plant downsizing and consolidation         .1        --           (.1)       --
Asset sales and other exit costs           .1         (.1)       --          --
                                        -----       -----       -----       -----
                                        $11.8       $ (.8)      $(8.7)      $ 2.3
                                        =====       =====       =====       =====

1997 PROGRAM - In 1997, the Company recorded $265.2 million for rationalization activities, of which $146.1 million related to the release of associates and $119.1 million related to other activities. During 2000, 250 associates were released under the program at a cost of $10.7 million (including 100 associates during the second quarter at a cost of $4 million). At June 30, 2000, the Company had remaining reserves of $21.7 million for noncancellable leases of $12 million and benefit costs for employees released under the plan to be paid in subsequent periods and employees yet to be released.

DUNLOP RATIONALIZATIONS

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $41.8 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate related costs for the release or relocation of approximately 1,400 production, support and technical associates totaling $37.4 million were recorded, and rationalization costs, other than associate-related costs (primarily for lease cancellations and noncancellable leases), totaling $4.4 million were recorded. Through June 30, 2000, costs totaling $19.3 million had been incurred. The remaining balance of these provisions at June 30, 2000 totaled $22.5 million.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (CONTINUED)

         During the second quarter of 2000, associate-related costs totaling $16.0 million were recorded for the release of approximately 620 associates. Approximately 500 associates were released during the quarter at a cost of $14.5 million. The following table presents activity during 2000:



         (In millions)              BALANCE AT                              BALANCE AT
                                     12/31/99        RECORDED     INCURRED   6/30/00
                                    ----------       --------     --------   --------
                                       $3.3            $33.0       $(17.5)    $18.8
                                       ====            =====       ======     =====

During the second quarter of 2000, rationalization costs, other than associates-related costs, totaling $1.9 million were recorded, of which amount $.2 million were incurred. The following table presents activity during 2000:

         (In millions)              BALANCE AT                               BALANCE AT
                                     12/31/99       RECORDED     INCURRED     6/30/00
                                    ----------      --------     --------    --------
                                       $2.1            $1.9        $(.3)       $3.7
                                       ====            ====        ====        ====

The Company intends to complete the Dunlop rationalization actions in 2001.

         The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to further integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. The plans will be finalized during the third quarter of 2000. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost.

         Further actions contemplated by the Company related to the Dunlop businesses acquired on September 1, 1999 are expected to result in costs totaling $30 million to $60 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

INVESTMENTS AND NONCASH INVESTING AND FINANCING ACTIVITIES

The Consolidated Statement of Cash Flows is presented net of the following transactions.

In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the "Note Agreement"). The Company's Note is convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note is convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen 50 par value per share, of Sumitomo at a conversion price of Yen 539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $124.1 million at June 30, 2000. On June 14, 1999, the Company and Sumitomo agreed that they would not redeem their respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement to provide that on August 15, 2000: (1) Sumitomo will convert Yen 6,536,535,167 principal amount of the Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company will pay Yen 223,933,167 of interest on the Note; and (3) Sumitomo will surrender the Note and the Company will issue a replacement note in the principal amount of Yen 6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen 5,731, subject to adjustment. The replacement note will bear interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and will be convertible into Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to adjustment, at any time prior to maturity.

         The Company will convert the Sumitomo Note in its entirety on July 27, 2000 and accordingly, has classified its investment in the Sumitomo Note as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Note as an equity instrument was $147.1 million at June 30, 2000. Changes in the fair value of the Sumitomo Note are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Company's 1.2% Convertible Note Payable has been designated as a hedge of the exchange exposure of the Sumitomo Note. To the extent the hedge is effective, the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At June 30, 2000 the gross unrealized holding gain on the Sumitomo Note, net of the hedge, totaled $23.0 million ($14.1 million after tax).


PER SHARE OF COMMON STOCK

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
(In millions)                                   JUNE 30,                  JUNE 30,
                                          2000        1999        2000        1999
                                        ------      ------      ------      ------
Average shares outstanding-basic         156.4       156.1       156.4       156.1
         Stock options                    --           1.2        --           1.1
         1.2% Convertible Note             2.3         2.3         2.3         1.5
                                        ------      ------      ------      ------
Average shares outstanding-diluted       158.7       159.6       158.7       158.7
                                        ======      ======      ======      ======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

STRATEGIC ALLIANCE

The following table presents supplemental pro forma estimated results of operations of the Company as if the joint ventures had commenced operations on January 1, 1999. Historical results of the acquired businesses have been adjusted to exclude non-recurring items and to reflect changes in the carrying amounts and depreciable lives of certain fixed assets. The pro forma information also reflects amortization of goodwill recorded by the Company and interest expense at 6% associated with the debt incurred to finance the Company's cash payment of $931.6 million to Sumitomo and its affiliates.

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
(In millions, except per share)               JUNE 30,                   JUNE 30,
                                       2000           1999           2000           1999
                                    ---------      ---------      ---------      ---------

NET SALES                           $ 3,474.7      $ 3,667.5      $ 7,011.2      $ 7,237.0
                                    =========      =========      =========      =========

NET INCOME                          $    59.7      $    73.1      $   123.3      $   103.7
                                    =========      =========      =========      =========

NET INCOME PER SHARE - BASIC        $     .38      $     .47      $     .79      $     .66
                                    =========      =========      =========      =========

NET INCOME PER SHARE - DILUTED      $     .38      $     .46      $     .78      $     .65
                                    =========      =========      =========      =========


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

     The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:


                          THREE MONTHS ENDED          SIX MONTHS ENDED
(In millions)                  JUNE 30,                  JUNE 30,
                         2000          1999         2000          1999
                        -------       -------      -------       -------
NET SALES:
         Asia Tire      $ 134.8       $ 148.8      $ 269.5       $ 289.8
         SPT              152.0         176.5        302.1         331.1
                        -------       -------      -------       -------
                        $ 286.8       $ 325.3      $ 571.6       $ 620.9
                        =======       =======      =======       =======

EBIT:
         Asia Tire      $   6.3       $   7.8      $  16.1       $  11.4
         SPT                (.3)         10.4         (3.3)         19.2
                        -------       -------      -------       -------
                        $   6.0       $  18.2      $  12.8       $  30.6
                        =======       =======      =======       =======


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


BUSINESS SEGMENTS

     Portions of the items reported as Rationalizations on the Consolidated Statement of Income were not charged to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

         (In millions)         THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30,                  JUNE 30,
                             2000          1999          2000          1999
                            -------       -------       -------       -------
RATIONALIZATIONS
----------------
North American Tire         $   (.7)      $  (9.2)      $   (.7)      $  86.3
European Union Tire             6.0           (.1)          6.0           6.6
Eastern Europe, Africa
 and Middle East Tire          --            --            --             2.1
Latin American Tire            --            --            --            42.5
Asia Tire                      --            --            --             1.5
                            -------       -------       -------       -------
   TOTAL TIRES                  5.3          (9.3)          5.3         139.0

Engineered Products             (.6)          (.3)          (.6)          8.8
Chemical Products              --            --            --             3.1
                            -------       -------       -------       -------
   TOTAL SEGMENTS               4.7          (9.6)          4.7         150.9

Corporate                      --            --            --             6.9
                            -------       -------       -------       -------
   RATIONALIZATIONS         $   4.7       $  (9.6)      $   4.7       $ 157.8
                            =======       =======       =======       =======

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                     2000           1999           2000           1999
                                                   --------       --------       --------       --------
SALES:

  North American Tire                              $1,676.9       $1,579.8       $3,330.3       $3,086.9
  European Union Tire                                 774.1          470.8        1,620.6          974.3
  Eastern Europe, Africa and Middle East Tire         189.7          189.3          376.9          370.5
  Latin American Tire                                 259.8          219.2          513.1          459.8
  Asia Tire                                           134.8          148.8          269.5          289.8
                                                   --------       --------       --------       --------
   TOTAL TIRES                                      3,035.3        2,607.9        6,110.4        5,181.3

  Engineered Products                                 299.4          328.7          614.0          637.4
  Chemical Products                                   288.6          223.2          561.6          451.6
                                                   --------       --------       --------       --------
   TOTAL SEGMENT SALES                              3,623.3        3,159.8        7,286.0        6,270.3

  Inter-SBU Sales                                    (147.4)        (112.9)        (282.8)        (233.3)
  Other                                                (1.2)           1.8            8.0            2.9
                                                   --------       --------       --------       --------
   NET SALES                                       $3,474.7       $3,048.7       $7,011.2       $6,039.9
                                                   ========       ========       ========       ========


INCOME:

  North American Tire                              $   69.0       $   24.3       $  140.6       $  116.0
  European Union Tire                                  39.7           35.3           83.5           80.6
  Eastern Europe, Africa and Middle East Tire          12.1           11.4           27.4           21.2
  Latin American Tire                                  21.4           16.0           44.8           46.1
  Asia Tire                                             6.3            7.8           16.1           11.4
                                                   --------       --------       --------       --------
   TOTAL TIRES                                        148.5           94.8          312.4          275.3

  Engineered Products                                  20.7           30.8           44.2           51.3
  Chemical Products                                    24.0           30.2           46.5           58.9
                                                   --------       --------       --------       --------
   TOTAL SEGMENT INCOME (EBIT)                        193.2          155.8          403.1          385.5

  Rationalizations                                     (4.7)           9.6           (4.7)        (157.8)
  Interest expense                                    (69.9)         (39.6)        (132.0)         (77.3)
  Foreign currency exchange                             1.4           (1.1)          (3.7)          33.5
  Minority interest in net income                     (10.9)          (6.5)         (27.5)         (11.0)
     of subsidiaries
  Inter-SBU income                                     (8.0)         (12.2)         (17.4)         (26.2)
  Other                                               (14.1)         (11.0)         (30.3)         (17.0)
                                                   --------       --------       --------       --------
   INCOME BEFORE INCOME TAXES                      $   87.0       $   95.0       $  187.5       $  129.7
                                                   ========       ========       ========       ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED

                       (All per share amounts are diluted)

         Sales in the second quarter of 2000 were $3.47 billion, increasing 14.0% from $3.05 billion in the 1999 quarter. Net income of $59.7 million or $.38 per share decreased 9.1% from $65.7 million or $.41 per share in the 1999 period. Net income in the 2000 quarter included net rationalization charges totaling $4.7 million ($5.2 million after tax or $.03 per share), compared to income in the 1999 quarter totaling $9.6 million ($6.0 million after tax or $.04 per share) from the reversal of certain rationalization charges.

         In the six months, sales of $7.01 billion increased 16.1% from $6.04 billion in 1999. Net income was $123.3 million or $.78 per share, increasing 35.2% from $91.2 million or $.57 per share in 1999. Net income in the 2000 six months included net rationalization charges totaling $4.7 million ($5.2 million after tax or $.03 per share), compared to net rationalization charges in the 1999 six months totaling $157.8 million ($110.0 million after tax or $.70 per share).

         Worldwide tire unit sales in the second quarter of 2000 were 55.9 million units, an increase of 9.3 million units or 19.8% compared to the 1999 period. The increase included 9.9 million units contributed by the Dunlop businesses acquired from Sumitomo on September 1, 1999. North American (U.S. and Canada) volume increased 1.4 million units or 5.2% in the quarter (including 3.1 million units from Dunlop operations), while international unit sales increased
7.9 million units or 40.7% (including 6.8 million units contributed by Dunlop operations). Worldwide replacement unit sales increased 18.5% from the 1999 quarter, primarily in the European Union. Original equipment unit sales increased 22.9%, also primarily in the European Union. Unit sales in the first six months of 2000 increased 19.8% from the 1999 period, with North American units 8.6% higher and international units up 34.8%.

         Sales increased in the 2000 quarter and six months due primarily to higher tire unit sales resulting from the acquisition of the Dunlop businesses. The Dunlop businesses contributed $564.0 million to 2000 second quarter sales and $1.14 billion to sales in the six months. Price increases implemented in the second quarter of 2000 met with resistance in the marketplace and, as a result negatively impacted volume in North America and Europe. Revenues in both 2000 periods also were adversely impacted by the effect of currency translations on international results, primarily in Europe. The Company estimates that versus 1999, currency movements adversely affected revenues by approximately $74 million in the second quarter and $127 million in the six months. In addition, revenues in both 2000 periods were adversely affected by continuing worldwide competitive pricing pressures and a shift in mix to lower priced tires. Revenues in future periods may continue to be adversely affected by competitive pricing pressures, changes in product mix and channels of distribution, and currency translations.

         EBIT (sales less cost of goods sold and selling, administrative and general expense) increased in the 2000 quarter and six months due to the acquisition of the Dunlop businesses. EBIT in both 2000 periods was adversely affected by the worldwide competitive pricing environment, increased cost of goods sold due primarily to higher raw material and energy costs and a change in product and market mix to lower priced and lower margin tires. EBIT was also adversely impacted by currency movements, particularly in continental Europe and the United Kingdom.

         EBIT in future periods is likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies and by anticipated increases in energy and raw material prices and labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market. The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and EBIT in future periods. Similarly, continued weak economic conditions in Latin America could adversely affect EBIT in future periods.

         The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                   JUNE 30,                          JUNE 30,
                           2000                1999           2000               1999
                           ----                ----           ----               ----
         CGS               78.9%               79.9%          78.9%              78.9%
         SAG               15.9                15.6           15.9               15.2

         Cost of goods sold increased in dollars in both 2000 periods due primarily to the acquisition of the Dunlop businesses and increased raw material and energy costs. Cost of goods sold as a percent of sales in the 2000 quarter improved over 1999 levels because of cost containment initiatives and improved manufacturing efficiency and due to the inclusion in 1999 results of higher than normal unit costs resulting from lower production levels associated with programs to realign capacity and reduce inventories. EBIT in 1999 also included nonrecurring costs related to operational changes at the Company's Danville tire plant. SAG increased in dollars and as a percent of sales in both 2000 periods due primarily to the higher SAG levels of the Dunlop businesses.

         Interest expense rose 76.5% in the 2000 quarter and 70.8% in the six months due to higher debt levels incurred primarily to fund the acquisition of the Dunlop businesses and increased market interest rates.

         Foreign currency exchange increased pretax earnings by $1.4 million in the 2000 second quarter, but reduced earnings by $3.7 million in the six months. Exchange gains in the 1999 six months resulted primarily from the impact of currency movement on U.S. dollar denominated monetary items, principally in Brazil.

         U.S. and foreign taxes on income in 2000 reflected an increase in the Company's estimated annual effective tax rate to 29.9%. The corresponding tax rate in the first six months of 1999 was 27.4%, due primarily to the impact of rationalization charges on U.S. income taxes.

RATIONALIZATION ACTIVITY - Rationalization charges (credits) were recorded on the Consolidated Statement of Income, as follows:

                          THREE MONTHS ENDED           SIX MONTHS ENDED
(In millions)                   JUNE 30,                    JUNE 30,
                        2000          1999           2000          1999
                      --------      --------       --------      --------
Rationalizations      $    4.7      $   (9.6)      $    4.7      $  157.8
                      ========      ========       ========      ========
After Tax             $    5.2      $   (6.0)      $    5.2      $  110.0
                      ========      ========       ========      ========
Per Share             $    .03      $   (.04)      $    .03      $    .70
                      ========      ========       ========      ========

The Company recorded a net rationalization charge of $4.7 million ($5.2 million after tax) in the second quarter of 2000 related to the closing of its tire manufacturing facility in Italy initiated in 1999 (which is for benefits negotiated in the second quarter of 2000), associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition, and the reversal of reserves identified as no longer needed for their originally intended purposes. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time. The
Company anticipates that it may record additional rationalization charges in income related to the closure of its manufacturing facility in Italy totaling $1.5 million to $2 million in 2000 and $11 million to $13 million in 2001.
These charges will be recorded as associates accept negotiated benefits.

         The Company recorded a charge of $167.4 million in the first quarter of 1999 related primarily to the termination of tire production at the Company's Gadsden, Alabama facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America. Of the $167.4 million charge recorded, $28.4 million related to non-cash writeoffs and $139.0 million related to future cash outflows, primarily for associate severance costs. During the 1999 third and fourth quarters, $33.4 million and $11.3 million, respectively, of the first quarter charges related to Gadsden were reversed as a result of the Company's decision to resume production of certain tire lines in a portion of the Gadsden facility due to higher than expected demand.

         The second quarter of 1999 included pretax income of $9.6 million ($6.0 million after tax) from the reversal of certain rationalization reserves that were no longer needed for the 1996 and 1997 programs.

2000 PROGRAM - The Company committed to rationalization actions in the second quarter to reduce costs and increase productivity and efficiency. The actions provide for the release of approximately 50 sales, distribution and administrative associates due to sales office consolidation in Europe following the Company's Dunlop acquisition. The Company recorded charges totaling $2.0 million ($2.0 million after tax or $.01 per share), all of which related to future cash outflows for associate severance costs.

         The Company will complete these actions during 2000. Annual pretax savings of approximately $1 million are expected when the planned actions have been fully implemented.

1999 PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $167.4 million ($116.0 million after tax or $.74 per share) was recorded in the 1999 first quarter. An additional charge totaling $4.0 million ($4.0 million after tax or $.02 per share) related to the 1999 program was recorded in 2000, resulting from contract settlements negotiated in the second quarter as part of the closure of the Company's tire manufacturing facility in Italy. Charges recorded in the second quarter are for associates who accepted negotiated benefits. The balance of the provisions recorded under the 1999 program totaled $19.3 million and $41.2 million at June 30, 2000 and December 31, 1999, respectively. The Company reversed $1.3 million of rationalization reserves during the second quarter of 2000 identified as no longer needed for their originally intended purposes.

         Under the 1999 program, approximately 300 associates were released in 2000 at a cost of $15.9 million, including approximately 100 associates in the second quarter at a cost of $7.5 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. The Company plans to release approximately 500 more associates under the 1999 program during 2000. The remaining reserve for associate-related costs related to the completion of the 1999 program was $16.9 million and $29.4 million at June 30, 2000 and December 31, 1999, respectively.

         Rationalization costs, other than for associate-related costs, totaling $8.7 million were incurred during 2000. These costs were primarily for contract settlement costs as a result of the Company's exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. The remaining reserve for other than associate-related costs related to the completion of the 1999 program was $3.0 million and $11.8 million at June 30, 2000 and December 31, 1999, respectively.

         The Company will complete these actions during 2000. Annual pretax savings of approximately $219 million are expected when the planned actions have been fully implemented.

 1997 RATIONALIZATION PROGRAM - In 1997, the Company recorded $265.2 million for rationalization activities, of which $146.1 million related to the release of associates and $119.1 million related to other activities. During 2000, 250 associates were released under the program at a cost of $10.7 million (including 100 associates during the second quarter at a cost of $4 million). At June 30, 2000, the Company had remaining reserves of $21.7 million for noncancellable leases of $12 million and benefit costs for employees released under the plan to be paid in subsequent periods and employees yet to be released. Annual pretax savings of approximately $200 million are expected when the planned actions are fully implemented.

DUNLOP RATIONALIZATIONS - The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $41.8 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate related costs for the release or relocation of approximately 1,400 production, support and technical associates totaling $37.4 million were recorded, and rationalization costs, other than associate-related costs (primarily for lease cancellations and noncancellable leases), totaling $4.4 million were recorded. Through June 30, 2000, costs totaling $19.3 million had been incurred. The remaining balance of these provisions at June 30, 2000 totaled $22.5 million.

         The Company expects that these actions will be completed during 2001, except for future rental payments under noncancellable leases. Annual pretax savings of approximately $59 million are expected when the planned actions have been fully implemented.

         For further information, refer to the note to the financial statements, Rationalizations.

         The Company has been undergoing an extensive analysis and assessment of the various activities of the combined businesses and is formulating, but has not completed, plans to further integrate the businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions contemplated under the plans will include the downsizing or consolidation of various manufacturing, distribution, sales, support and administrative operations. The execution of the plan is contingent upon the completion of the analysis of the optimal integration of manufacturing, distribution and sales operations and facilities, information systems, research and development activities and the appropriate staffing levels for various other functions. The plans will be finalized during the third quarter of 2000. The Company anticipates that some of these actions will result in charges to future operations while others will result in an adjustment to the acquisition cost.

         Further actions contemplated by the Company related to the Dunlop businesses acquired on September 1, 1999 are expected to result in costs totaling $30 million to $60 million. These costs include associate severance costs and noncancellable lease obligations. The costs will be recorded as an adjustment to the acquisition cost and will result in increased values assigned to goodwill.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The provisions of SFAS 133 and related amendments and interpretations are effective for the Company beginning January 1, 2001, including the interim periods of that year. The Company intends to adopt SFAS 133 on January 1, 2001, and does not expect there to be any significant adverse impact on its interest rate or foreign exchange risk management activities. In addition, based on the market valuations of outstanding derivative contracts at June 30, 2000, the Company does not expect there to be any significant material adverse impact on its results of operations, financial position or liquidity resulting from the adoption of SFAS 133.

SEGMENT INFORMATION

         Segment EBIT was $193.2 million in the second quarter of 2000, increasing 24.0% from $155.8 million in the 1999 quarter. Segment operating margin in the second quarter of 2000 was 5.3%, compared to 4.9% in the 1999 period.

         In the six months, segment EBIT was $403.1 million, increasing 4.6% from $385.5 million in the 1999 period. Segment operating margin in the six months was 5.5%, compared to 6.1% in the 1999 period.

         Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.

NORTH AMERICAN TIRE

         North American Tire segment sales in the second quarter of 2000 were $1.68 billion, increasing 6.1% from $1.58 billion in the 1999 quarter. In the six months, sales of $3.33 billion increased 7.9% from $3.09 billion in 1999.

         Unit sales in the 2000 second quarter were 28.9 million, increasing 5.2% from the 1999 period. Dunlop operations contributed 3.1 million units. Replacement unit sales increased 5.7% and original equipment volume increased 4.5%.

         Unit sales in the six months were 57.4 million, increasing 8.6% from the 1999 period. Dunlop operations contributed 6.0 million units. Replacement unit sales increased 10.0% and original equipment volume increased 6.3%.

         Sales in both 2000 periods increased from 1999 due to the acquisition of the Dunlop businesses in the United States and Canada. The Dunlop businesses contributed $183.7 million to sales in the 2000 second quarter and $362.4 million in the six months. Sales reflected improved customer fill rates. Revenues in both 2000 periods were adversely impacted by lower volume in some market segments due to market resistance to certain price increases and competitive pricing pressures generally. Revenues were also adversely affected by a shift in mix in the replacement market to lower priced tires and a shift towards less profitable channels of distribution. Revenues in future periods are likely to be adversely affected by competitive pricing pressures and changing distribution channels in the replacement market.

         North America Tire segment EBIT was $69.0 million in the second quarter of 2000, compared to $24.3 million in the 1999 quarter. Operating margin was 4.1%, compared to 1.5% in 1999.

         In the six months, EBIT was $140.6 million, increasing 21.2% from $116.0 million in 1999. Operating margin was 4.2%, compared to 3.8% in 1999.

         EBIT increased in the second quarter due to the acquisition of the Dunlop businesses in the United States and Canada, unit cost reductions resulting from improved plant utilization rates and lower SAG resulting from cost reduction programs. In addition, EBIT in the 1999 quarter included nonrecurring costs related to operational changes at the Company's Danville tire plant. EBIT in the quarter was adversely impacted by increased raw material costs and the previously mentioned adverse changes in product and channel mix.

         EBIT increased in the six months due to the acquisition of the Dunlop businesses in the United States and Canada. EBIT in the six months was adversely impacted by increased raw material costs and changes in product and channel mix.

         EBIT in the second quarter of 2000 did not include the reversal of $.7 million of rationalization reserves identified as no longer needed for their originally intended purposes. EBIT in 1999 did not include first quarter rationalization charges totaling $95.5 million and second quarter reversal of $9.2 million of rationalization reserves identified as no longer needed for their originally intended purposes.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of, continued competitive pricing conditions, changes in mix, rising raw material and energy prices and currency translations. General economic conditions may affect demand from OE customers.

EUROPEAN UNION TIRE

         European Union Tire segment sales in the second quarter of 2000 were $774.1 million, increasing 64.4% from $470.8 million in the 1999 quarter. In the six months, sales of $1.62 billion increased 66.3% from $974.3 million in 1999.

         Unit sales in the 2000 second quarter were 15.2 million, increasing 75.8% from the 1999 period. Dunlop operations contributed 6.8 million units. Replacement unit sales increased 68.7% and original equipment volume increased 93.5%.

         Unit sales in the six months were 30.3 million, increasing 67.8% from the 1999 period. Dunlop operations contributed 12.7 million units. Replacement unit sales increased 57.9% and original equipment volume increased 94.8%.

         Sales in both 2000 periods increased from 1999 due to the acquisition of the Dunlop businesses, which contributed $377.8 million to sales in the 2000 second quarter and $773.7 million in the six months. Revenues were adversely impacted by competitive pricing, especially in England and Germany, lower volume in some market segments and a change in mix to lower priced tires. The Company estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $40 million in the 2000 second quarter and $90 million in the six months.

         European Union Tire segment EBIT was $39.7 million in the second quarter of 2000, increasing 12.5% from $35.3 million in the 1999 quarter. Operating margin was 5.1%, compared to 7.5% in 1999.

         In the six months, EBIT was $83.5 million, increasing 3.6% from $80.6 million in 1999. Operating margin was 5.2%, compared to 8.3% in 1999.

         EBIT increased in both 2000 periods due primarily to higher tire unit sales resulting from the acquisition of the Dunlop businesses. EBIT was adversely affected by competitive market conditions, negative cost differentials driven by a weak Euro versus the dollar and the British pound and manufacturing inefficiencies resulting from the ongoing relocation of tire production from England to the European continent and the closure of a tire plant in Italy. The Company estimates that the effects of currency movement, especially the weak Euro versus the U.S. dollar and British pound, reduced operating income by approximately $11 million in the second quarter and $28 million in the six months. EBIT was favorably affected by synergies resulting from the Dunlop joint venture with Sumitomo.

         EBIT in 2000 did not include second quarter rationalization charges totaling $6.0 million. EBIT in 1999 did not include first quarter rationalizations totaling $6.7 million and second quarter rationalization income totaling $.1 million.

         The Company anticipates that it may incur additional rationalization charges totaling $1.5 million to $2 million in 2000 and $11 million to $13 million in 2001, related to the closure of its tire manufacturing facility in Italy. These charges will be recorded as associates accept negotiated benefits.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other Western European currencies. Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of currency translations, continued competitive pricing conditions, changes in mix and rising raw material prices.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in the second quarter of 2000 were $189.7 million, increasing slightly from $189.3 million in the 1999 quarter. In the six months, sales of $376.9 million increased 1.7% from $370.5 million in 1999.

         Unit sales in the 2000 second quarter were 3.8 million, increasing 11.3% from the 1999 period. Replacement unit sales increased 10.1% and original equipment volume increased 15.0%.

         Unit sales in the six months were 7.1 million, increasing 5.2% from the 1999 period. Replacement unit sales increased 2.7% and original equipment volume increased 13.5%.

         Revenues in both 2000 periods increased from 1999 due to higher tire unit sales and a general improvement in the economic conditions in Eastern Europe and South Africa.

         Eastern Europe Tire segment EBIT was $12.1 million in the second quarter of 2000, increasing 6.1% from $11.4 million in the 1999 quarter. Operating margin was 6.4%, compared to 6.0% in 1999.

         In the six months, EBIT was $27.4 million, increasing 29.2% from $21.2 million in 1999. Operating margin was 7.3%, compared to

5.7% in 1999.

         EBIT in both 2000 periods increased due primarily to increased factory utilization levels and improved market conditions in the region. EBIT in the second quarter was adversely impacted by an industry-wide strike in Turkey.

         EBIT in 1999 did not include first quarter rationalization charges totaling $2.1 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the various currencies in the markets served by Eastern Europe Tire. Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, and rising raw material and energy prices and currency translations.

LATIN AMERICAN TIRE

         Latin American Tire segment sales in the second quarter of 2000 were $259.8 million, increasing 18.5% from $219.2 million in the 1999 quarter. In the six months, sales of $513.1 million increased 11.6% from $459.8 million in 1999.

         Unit sales in the 2000 second quarter were 4.9 million, increasing 21.6% from the 1999 period. Replacement unit sales increased 18.4% and original equipment volume increased 33.4%.

         Unit sales in the six months were 9.7 million, increasing 11.2% from the 1999 period. Replacement unit sales increased 7.9% and original equipment volume increased 24.8%.

         Revenues in both 2000 periods increased from 1999 due primarily to higher tire unit sales. Revenues in 2000 were adversely affected by competitive pricing pressures and adverse economic conditions in the region.

         Latin American Tire segment EBIT was $21.4 million in the second quarter of 2000, increasing 33.8% from $16.0 million in the 1999 quarter. Operating margin was 8.2%, compared to 7.3% in 1999.

         In the six months, EBIT was $44.8 million, decreasing 2.8% from $46.1 million in 1999. Operating margin was 8.7%, compared to 10.0% in 1999.

         EBIT increased in the second quarter of 2000 due to increased volume, but was lower in the six months due primarily to higher raw material costs.

         EBIT in 1999 did not include first quarter rationalization charges totaling $42.5 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices and currency translations.

ASIA TIRE

         Asia Tire segment sales in the second quarter of 2000 were $134.8 million, decreasing 9.4% from $148.8 million in the 1999 quarter. In the six months, sales of $269.5 million decreased 7.0% from $289.8 million in 1999.

         Revenues decreased in both 2000 periods due primarily to the deconsolidation of the replacement tire business transferred to the Company's joint venture with Sumitomo in Japan, which contributed revenues of approximately $16.7 million and $30.6 million in the 1999 second quarter and six months, respectively. In addition, revenues were adversely affected by competitive pricing, a less favorable product mix and currency translations.

         Unit sales in the 2000 second quarter were 3.1 million, which was level with 1999. Replacement unit sales decreased 6.0% while original equipment volume increased 24.9%.

         Unit sales in the six months were 6.1 million, increasing 2.5% from the 1999 period. Replacement unit sales decreased 3.8% while original equipment volume increased 29.8%.

         Asia Tire segment EBIT was $6.3 million in the second quarter of 2000, decreasing 19.2% from $7.8 million in the 1999 quarter. Operating margin was 4.7%, compared to 5.2% in 1999.

         In the six months, EBIT was $16.1 million, increasing 41.2% from $11.4 million in 1999. Operating margin was 6.0%, compared to 3.9% in 1999.

         EBIT decreased in the second quarter of 2000 due primarily to competitive pricing conditions throughout the region and a shift in mix to lower margin tires. EBIT in the six months increased on higher tire unit sales and cost efficiencies associated with higher volume. EBIT was adversely affected by higher raw material and energy costs and price competition.

         EBIT in 1999 did not include first quarter rationalization charges totaling $1.5 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Asian currencies. Revenues and EBIT in future periods may be adversely affected by the effects of currency translations, continued competitive pricing conditions, changes in mix and rising raw material prices.

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

         The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                           THREE MONTHS ENDED         SIX MONTHS ENDED
(In millions)                  JUNE 30,                   JUNE 30,
                         2000          1999         2000          1999
                        -------       -------      -------       -------
NET SALES:
         Asia Tire      $ 134.8       $ 148.8      $ 269.5       $ 289.8
         SPT              152.0         176.5        302.1         331.1
                        -------       -------      -------       -------
                        $ 286.8       $ 325.3      $ 571.6       $ 620.9
                        =======       =======      =======       =======

EBIT:
         Asia Tire      $   6.3       $   7.8      $  16.1       $  11.4
         SPT                (.3)         10.4         (3.3)         19.2
                        -------       -------      -------       -------
                        $   6.0       $  18.2      $  12.8       $  30.6
                        =======       =======      =======       =======

ENGINEERED PRODUCTS

         Engineered Products segment sales in the second quarter of 2000 were $299.4 million, decreasing 8.9% from $328.7 million in the 1999 quarter. In the six months, sales of $614.0 million decreased 3.7% from $637.4 million in 1999.

         Engineered Products segment EBIT was $20.7 million in the second quarter of 2000, decreasing 32.8% from $30.8 million in the 1999 quarter. Operating margin was 6.9%, compared to 9.4% in 1999.

         In the six months, EBIT was $44.2 million, decreasing 13.8% from $51.3 million in 1999. Operating margin was 7.2%, compared to 8.0% in 1999.

         Revenues in both 2000 periods decreased from 1999 due primarily to the Company's exit from the interior trim business, which contributed revenues of approximately $26.6 million and $50.8 million in the 1999 second quarter and six months, respectively. In addition, revenues were adversely affected by reduced demand for conveyor belting for the mining and agriculture industries. Although the second quarter reflected reduced demand for power transmission products in the North American replacement market, sales of hose and transmission products were up for the first half.

         EBIT in both 2000 periods decreased due primarily to reduced demand, higher raw material costs and reduced capacity utilization.

         EBIT in the second quarter of 2000 did not include the reversal of $.6 million of rationalization reserves identified as no longer needed for their originally intended purposes. EBIT in 1999 did not include first quarter rationalization charges totaling $9.1 million and second quarter reversal of $.3 million of rationalization reserves identified as no longer needed for their originally intended purposes.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to currencies in the markets served by the Engineered Products segment. Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by competitive pricing pressures, currency translations, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining and agriculture industries and increasing raw material and energy prices.

CHEMICAL PRODUCTS

         Chemical Products segment sales in the second quarter of 2000 were $288.6 million, increasing 29.3% from $223.2 million in the 1999 quarter. In the six months, sales of $561.6 million increased 24.4% from $451.6 million in 1999. Approximately 50% of Chemical Products segment sales are made to the Company's other segments.

         Chemical Products segment EBIT was $24.0 million in the second quarter of 2000, decreasing 20.5% from $30.2 million in the 1999 quarter. Operating margin was 8.3%, compared to 13.5% in 1999.

         In the six months, EBIT was $46.5 million, decreasing 21.1% from $58.9 million in 1999. Operating margin was 8.3%, compared to 13.0% in 1999.

         Revenues increased in both 2000 periods due primarily to price increases and higher sales volume. EBIT in both 2000 periods decreased due primarily to increased raw material and energy prices and the inability to recover cost increases due to the competitive pricing environment.

         EBIT in 1999 did not include a first quarter rationalization charge of $3.1 million.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         Net cash used in operating activities was $143.8 million during the first six months of 2000, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for inventories, accounts receivable and accounts payable.

         Net cash used in investing activities was $283.0 million during the first six months of 2000. Capital expenditures totaled $266.7 million, and were primarily for plant modernizations and expansions and new tire molds.

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                JUNE 30,
(In millions)              2000         1999         2000         1999
                          -------      -------      -------      -------

Capital Expenditures      $ 139.0      $ 204.6      $ 266.7      $ 353.4
Depreciation and
  amortization              159.8        125.3        320.2        265.4

         Net cash provided by financing activities was $428.1 million during the first six months of 2000, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)        6/30/00        12/31/99       6/30/99
                             -------        --------       -------
Consolidated Debt            $3,919.2       $3,424.5       $2,223.4
Debt to Debt and Equity          52.4%          48.6%          38.1%

During the first quarter of 2000, the Company issued $300 million of its 8.125% Notes due 2003 and $300 million of its 8.50% Notes due 2007. On June 6, 2000, the Company issued Euro400 million ($384.4 million at June 6, 2000) of its 6.375% Notes due 2005. The proceeds from the issuance of these Notes were used to repay outstanding commercial paper and short term bank borrowings.

         In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (equivalent to $124.1 million at June 30, 2000). The Company's Note is convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

         In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (also equivalent to $124.1 million at June 30, 2000). The Sumitomo Note is convertible during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen 50 par value per share, of Sumitomo at a conversion price of Yen 539 per share, subject to certain adjustments. Upon conversion of the Sumitomo Note into Sumitomo Common Stock, the Company would own 10% of Sumitomo's outstanding shares. The Company accounts for the Sumitomo note as an available-for-sale equity security. The fair value of the note at June 30, 2000 was $147.1 million.

         On June 14, 1999, the Company and Sumitomo agreed that they would not redeem their respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement to provide that on August 15, 2000: (1) Sumitomo will convert Yen 6,536,535,167 principal amount of the Company's Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company will pay Yen 223,933,167 of interest on the Note; and (3) Sumitomo will surrender the Note and the Company will issue a replacement note in the principal amount of Yen 6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen 5,731, subject to adjustment. The replacement note will bear interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and will be convertible into Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to adjustment, at any time prior to maturity.

         The Company will convert the Sumitomo Note in its entirety on July 27, 2000. For further information, refer to the note to the financial statements, Investments and Noncash Investing and Financing Activities.

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 2000, the Company had an aggregate of $1.0 billion of commercial paper outstanding. In addition, at June 30, 2000, the Company had short term committed and uncommitted bank credit arrangements totaling $2.46 billion, of which $1.54 billion were unused. The Company also had available long term credit arrangements at June 30, 2000 totaling $4.17 billion, of which $2.0 billion were unused.

         Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At June 30, 2000, the interest rate on 48% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 28% at December 31, 1999. The Company also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

         The following table presents interest rate swap contract information at June 30:

(Dollars in millions)                 2000           1999
                                  --------       --------
Notional principal amount         $   75.0       $  100.0
Pay fixed rate                        6.24%          6.17%
Receive variable LIBOR                6.86%          5.07%
Average years to maturity              1.0            1.6
Fair value - asset                $     .8       $     .4
Carrying amount - asset                 .1             .2
Pro forma fair value - asset            .4            1.2

         The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30, 2000 and 1999, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

         Weighted average interest rate swap contract information follows:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
(Dollars in millions)               JUNE 30,                      JUNE 30,
                              2000           1999           2000           1999
                            --------       --------       --------       --------
Notional principal          $   75.0       $  100.0       $   75.0       $  100.0
Pay fixed rate                  6.24%          6.17%          6.24%          6.17%
Receive variable LIBOR          6.45%          5.05%          6.28%          5.09%

No interest rate lock contracts were outstanding at June 30, 2000 or 1999. During 2000, Euro contracts with notional principal totaling Euro250 million were liquidated in connection with the Company's issuance of its Eurobonds. The gain on the liquidation totaled $2.3 million, which will be amortized to interest expense over the life of the Eurobonds.

         The following table presents fixed rate debt information at June 30:

(In millions)
FIXED RATE DEBT                                         2000            1999
                                                        ----            ----
Fair value - liability                               $1,989.7          $930.7
Carrying amount - liability                           1,991.1           931.1
Pro forma fair value - liability                      2,069.8           980.5

The pro forma fair value assumes a 100 basis point decrease in market interest rates at June 30, 2000 and 1999, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

         The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

FOREIGN CURRENCY EXCHANGE RISK

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at June 30, 2000 and 1999. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

     The following table presents foreign exchange contract information at June 30:

(In millions)                                                 2000      1999
                                                              ----      ----
Fair value - favorable                                        $45.5    $58.9
Carrying amount - asset                                        52.6     63.4
Pro forma change in fair value                                 11.6     11.5

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at June 30, 2000 and 1999, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 25, 1999, The Goodyear Tire & Rubber Company (the "Company" or "Registrant") issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (the "Note") to Sumitomo Rubber Industries, Ltd. ("Sumitomo") pursuant to a Note Purchase Agreement dated February 25, 1999 between the Company and Sumitomo (the "Purchase Agreement"). The Note is convertible into approximately 2,281,115 shares of the Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. The issuance of the Note was previously reported at Item 5 of the Company's Annual Reports on Form 10-K for the years ended December 31, 1998 and 1999, respectively, and at Item 2 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         On June 14, 1999, the Company and Sumitomo agreed that the Company would not redeem the Note and that Sumitomo would convert the Note into shares of the Common Stock of the Company at maturity, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement to provide that on August 15, 2000: (1) Sumitomo will convert Yen 6,536,535,167 principal amount of the Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company will pay Yen 223,933,167 of interest on the Note; and (3) Sumitomo will surrender the Note and the Company will issue a replacement note in the principal amount of Yen 6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock of the Company at a conversion price of Yen 5,731, subject to adjustment. The replacement note will bear interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and will be convertible into Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to adjustment, at any time prior to maturity.

         The Note is not, and the replacement note will not be, transferable. The Company determined that the sale of the Note was (and the delivery of the replacement note upon the partial conversion and cancellation of the Note will
be), and any issuance of the Common Stock of the Company to Sumitomo upon any conversion of the Note (including the replacement note) will be, exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Company was held on April 10, 2000 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors of the Company listed in the Company's Proxy Statement, dated February 25, 2000, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by the shareholders of the Company at the Annual Meeting, at which 136,219,797 shares of the Common Stock, without par value, of the Company (the "Common Stock", the only class of voting securities of the Company outstanding), or approximately 87.1 percent of the 156,353,770 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

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


         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Board of Directors of the Company that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 2000 was submitted to, and voted upon by, the shareholders of the Company. There were 133,908,008 shares of Common Stock voted in favor of, and 1,378,156 shares of Common Stock voted against, said resolution. The holders of 933,633 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for 2000 was ratified by the shareholders.

         [The information set forth above in this Item 4 was also set forth at
Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.]

ITEM 5.   OTHER INFORMATION.

         On June 6, 2000, the Company issued Euro 400,000,000 (equivalent to $383,400,000 at the exchange rate of .9585 Euro per Dollar in effect on June 6,
2000) in principal amount of its 6.375% Notes Due August 6, 2005 (the "Notes") pursuant to that certain Fiscal Agency Agreement dated as of June 6, 2000 among the Company, Citibank N.A., London, as the Fiscal Agent and a paying agent, and Banque Internationale a Luxembourg S.A., as a paying agent. Interest is payable annually commencing June 6, 2001. The net proceeds to the Company from the sale of the Notes were Euro 397,300,000 (equivalent to $380,812,050 at June 6, 2000) before deducting expenses payable by the Company which are estimated to total approximately Euro 825,000 (equivalent to $790,762.50 at June 6, 2000). The net proceeds to the Company from the sale of the Notes were used to repay a portion of the outstanding short term borrowings of the Company and certain of its subsidiaries. The Notes were sold in the European capital markets (not within the United States or to United States Persons) and are listed on the Luxembourg Stock Exchange.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 2000.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE GOODYEAR TIRE & RUBBER COMPANY
                                                     (Registrant)

Date: July 24, 2000                      By: /s/ Richard J. Kramer
                                             -----------------------------------
                                             Richard J. Kramer, Vice President -
                                             Corporate Finance

                                            (Signing on behalf of Registrant as
                                            a duly authorized officer of
                                            Registrant and signing as the
                                            principal accounting officer of
                                            registrant.)

                            THE GOODYEAR TIRE & RUBBER COMPANY

                               QUARTERLY REPORT ON FORM 10-Q
                            FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX OF EXHIBITS


          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                                 Description of Exhibit                                    NUMBER
      ----------------                                 ----------------------                                    ------

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

           4                                             INSTRUMENTS DEFINING
                                                   THE RIGHTS OF SECURITY HOLDERS,
                                                        INCLUDING INDENTURES                                      `
                                            ----------------------------------------------

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


----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                                 Description of Exhibit                                    NUMBER
      ----------------                                 ----------------------                                    ------

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


----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                                 Description of Exhibit                                    NUMBER
      ----------------                                 ----------------------                                    ------


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

                                            (i) Form of Indenture, dated as of March 1,
                                            1999, between Registrant and The Chase
                                            Manhattan Bank, as Trustee, as supplemented on
                                            March 14, 2000 in respect of Registrant's
                                            $300,000,000 principal amount of 8.125% Notes
                                            due 2003 and $300,000,000 principal amount of
                                            8.50% Notes due 2007 (incorporated by
                                            reference, filed with the Securities and
                                            Exchange Commission as Exhibit 4.1 to
                                            Registrant's Quarterly Report on Form 10-Q for
                                            the quarter ended March 31, 2000).

                                            No instrument defining the rights of holders
                                            of long-term debt which relates to securities
                                            having an aggregate principal amount in excess
                                            of 10% of the consolidated assets of
                                            Registrant and its subsidiaries was entered
                                            into during the quarter ended June 30, 2000.
                                            In accordance with paragraph (iii) to Part 4
                                            of Item 601 of Regulation S-K, agreements and
                                            instruments defining the rights of holders of
                                            certain items of long term debt entered into
                                            during the quarter ended June 30, 2000 which
                                            relate to securities having an aggregate
                                            principal amount less than 10% of the
                                            consolidated assets of Registrant and its
                                            Subsidiaries are not filed herewith. The
                                            Registrant hereby agrees to furnish a copy of
                                            any such agreements or instruments to the
                                            Securities and Exchange Commission upon
                                            request.


----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                                 Description of Exhibit                                    NUMBER
      ----------------                                 ----------------------                                    ------


         12                                            STATEMENT RE COMPUTATION
                                                             OF RATIOS
                                            ----------------------------------------------
                                            Statement setting forth the computation of                           12
                                            Ratio of Earnings to Fixed Charges.


         27                                            FINANCIAL DATA SCHEDULE
                                            ----------------------------------------------
                                            Financial Data Schedule for period ended June                        27
                                            30, 2000.

----------
*Pursuant to Item 601 of Regulation S-K.