Form 10-Q
period 2000-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2000-10-25
CIK 42582

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   -----------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                                                 No
             ---                                                   ---

                   -----------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock,
     Without Par Value, Outstanding at September 30, 2000:      157,552,562

================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                    Unaudited

(In millions, except per share)                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                               2000             1999             2000            1999
                                                            ----------       ----------       ----------      ----------

NET SALES                                                   $  3,482.4       $  3,288.8       $ 10,493.6      $  9,328.7

Cost of Goods Sold                                             2,865.3          2,764.6          8,395.1         7,531.2
Selling, Administrative and General Expense                      549.2            515.4          1,662.2         1,435.4
Rationalizations                                                   1.2              6.1              5.9           163.9
Interest Expense                                                  73.7             46.2            205.7           123.5
Other (Income) Expense                                             4.4           (159.2)            17.4          (148.2)
Foreign Currency Exchange                                         (2.9)            (1.3)             0.8           (34.8)
Minority Interest in Net Income of Subsidiaries                   10.0             12.1             37.5            23.1
                                                            ----------       ----------       ----------      ----------

Income (Loss) before Income Taxes                                (18.5)           104.9            169.0           234.6
United States and Foreign Taxes on Income                        (11.9)            (4.2)            52.3            34.3
                                                            ----------       ----------       ----------      ----------

NET INCOME (LOSS)                                           $     (6.6)      $    109.1       $    116.7      $    200.3
                                                            ==========       ==========

Retained Earnings at Beginning of Period                                                         3,531.4          3,477.8

CASH DIVIDENDS                                                                                    (141.1)          (140.6)
                                                                                              ----------      ----------

Retained Earnings at End of Period                                                            $  3,507.0       $  3,537.5
                                                                                              ==========      ==========



NET INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:        $    (0.04)      $     0.70       $     0.75      $     1.28
                                                            ==========       ==========       ==========      ==========


Average Shares Outstanding                                       157.0            156.3            156.6           156.1


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:      $    (0.04)      $     0.69       $     0.74      $     1.26
                                                            ==========       ==========       ==========      ==========


Average Shares Outstanding                                       158.2            159.5            158.6           159.0


CASH DIVIDENDS PER SHARE                                    $     0.30       $     0.30       $     0.90      $     0.90
                                                            ==========       ==========       ==========      ==========

The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

(In millions)
                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
ASSETS:                                                               ---------       ----------
CURRENT ASSETS:

     Cash and cash equivalents                                        $   236.8       $   241.3
     Accounts and notes receivable,
        less allowance - $87.7 ($81.9 in 1999)                          2,514.0         2,296.3
     Inventories:
        Raw materials                                                     336.9           389.7
        Work in process                                                    92.7            99.2
        Finished product                                                1,989.6         1,798.3
                                                                      ---------       ---------
                                                                        2,419.2         2,287.2

     Sumitomo 1.2% Convertible Note Receivable Due 8/00                    --             107.2
     Prepaid expenses and other current assets                            312.3           263.9
                                                                      ---------       ---------
        TOTAL CURRENT ASSETS                                            5,482.3         5,195.9

Long Term Accounts and Notes Receivable                                    85.0            97.7
Investments in Affiliates, at equity                                       98.7           115.4
Other Assets                                                              224.1            79.0
Goodwill                                                                  573.2           516.9
Deferred Charges                                                        1,279.3         1,336.7
Properties and Plants,
     less accumulated depreciation - $5,733.9 ($5,551.4 in 1999)        5,521.9         5,761.0
                                                                      ---------       ---------
    TOTAL ASSETS                                                      $13,264.5       $13,102.6
                                                                      =========       =========
LIABILITIES:

CURRENT LIABILITIES:

     Accounts payable - trade                                         $ 1,313.2       $ 1,417.5
     Compensation and benefits                                            754.3           794.5
     Other current liabilities                                            326.2           294.5
     United States and foreign taxes                                      150.8           249.0
     Notes payable                                                      1,508.7           862.3
     Sumitomo 1.2% Convertible Note Payable Due 8/01                       60.4           127.8
     Long term debt due within one year                                   176.1           214.3
                                                                      ---------       ---------
        TOTAL CURRENT LIABILITIES                                       4,289.7         3,959.9

Long Term Debt and Capital Leases                                       2,319.6         2,347.9
Compensation and Benefits                                               2,131.0         2,137.4
Other Long Term Liabilities                                               203.0           149.1
Minority Equity in Subsidiaries                                           835.0           891.2
                                                                      ---------       ---------
    TOTAL LIABILITIES                                                   9,778.3         9,485.5

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50 shares, unissued                                        --              --
Common Stock, no par value:
     Authorized 300 shares
     Outstanding shares - 157.6 (156.3 in 1999)
      after deducting 38.1 treasury shares (39.3 in 1999)                 157.6           156.3
Capital Surplus                                                         1,089.9         1,029.6
Retained Earnings                                                       3,507.0         3,531.4
Accumulated Other Comprehensive Income                                 (1,268.3)       (1,100.2)
                                                                      ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                          3,486.2         3,617.1
                                                                      ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $13,264.5       $13,102.6
                                                                      =========       =========

The accompanying notes are an integral part of this financial statement.

                        THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited

(In millions)                                                                       Accumulated Other
                                                                                   Comprehensive Income
                                                                       ----------------------------------------------
                                       Common    Capital      Retained    Foreign         Minimum       Unrealized        Total
                                        Stock    Surplus      Earnings    Currency        Pension       Investment    Shareholders'
                                                                         Translation     Liability         Gains         Equity
                                       ---------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999            $156.3   $1,029.6     $3,531.4    $(1,072.2)     $ (15.2)        $ (12.8)       $ 3,617.1

   Comprehensive income for 2000:

       Net income                                                116.7
       Foreign currency translation                                          (196.1)
       Minimum pension liability                                                             0.2
       Unrealized investment gain                                                                           27.8
         (net of tax of $17.0)
         TOTAL COMPREHENSIVE INCOME                                                                                        (51.4)

   Cash dividends                                               (141.1)                                                    (141.1)

   Common stock issued from treasury:

     Conversion of debt                    1.1       58.8                                                                    59.9
     Stock compensation plans              0.2        1.5                                                                     1.7
                                       ---------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000           $157.6   $1,089.9     $3,507.0    $(1,268.3)     $ (15.0)          $15.0        $ 3,486.2
                                       =============================================================================================


The accompanying notes are an integral part of this financial statement.

                        THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   Unaudited

(In millions)                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                2000          1999          2000          1999
                                               -------       -------       -------       -------

NET INCOME                                     $  (6.6)      $ 109.1       $ 116.7       $ 200.3

Other comprehensive income:

   Foreign currency translation                  (88.4)          8.0        (196.1)       (169.4)
     Less reclassification adjustment for
       recognition of FCTA in net income          --            15.3          --            15.3
       due to the sale of subsidiaries
   Minimum pension liability                       0.1           1.3           0.2           6.1
   Unrealized investment gain                      1.3         (49.0)         44.8          12.6
     Tax on unrealized investment gain            (0.4)         18.6         (17.0)         (4.8)
                                               ---------------------       ---------------------

COMPREHENSIVE INCOME                           $ (94.0)      $ 103.3       $ (51.4)      $  60.1
                                               =====================       =====================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(In millions)                                                          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                --------       --------

   NET INCOME                                                        $  116.7       $  200.3
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation and amortization                                   475.7          411.6
        Rationalizations                                                  6.4          125.7
        Asset sales                                                      (3.2)        (154.8)
    Changes in operating assets and liabilities, net of noncash rationalizations:

        Accounts and notes receivable                                  (369.5)        (355.0)
        Inventories                                                    (237.6)         294.7
        Accounts payable-trade                                          (35.4)        (197.8)
        Other assets and liabilities                                   (106.8)         (83.6)
                                                                     --------       --------
                                 Total adjustments                     (270.4)          40.8
                                                                     --------       --------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                      (153.7)         241.1


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                           (411.1)        (560.0)
        Asset sales                                                      38.4           49.5
        Asset acquisitions                                               --           (845.6)
        Other transactions                                              (13.3)         (79.5)
                                                                     --------       --------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                      (386.0)      (1,435.6)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                      1,217.9        1,434.4
        Short term debt paid                                         (1,469.8)         (86.8)
        Long term debt incurred                                       1,065.8           23.2
        Long term debt paid                                            (101.0)         (38.1)
        Common stock issued                                               1.6           13.5
        Dividends paid to Sumitomo                                      (27.1)          --
        Dividends paid to Goodyear shareholders                        (141.1)        (140.6)
                                                                     --------       --------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                       546.3        1,205.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents            (11.1)         (16.7)
                                                                     --------       --------
Net Change in Cash and Cash Equivalents                                  (4.5)          (5.6)

Cash and Cash Equivalents at Beginning of the Period                    241.3          239.0
                                                                     --------       --------
Cash and Cash Equivalents at End of the Period                       $  236.8       $  233.4
                                                                     ========       ========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS

         Rationalization charges were recorded on the Consolidated Statement of Income, as follows:

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
(In millions)                   2000         1999         2000         1999
                               -------      -------      -------      -------
         Rationalizations      $   1.2      $   6.1      $   5.9      $ 163.9
                               =======      =======      =======      =======
         After Tax             $   1.2      $  15.7      $   6.4      $ 125.7
                               =======      =======      =======      =======

The Company recorded rationalization charges totaling $1.2 million in the third quarter of 2000 ($1.2 million after tax) related to the closing of its tire manufacturing facility in Italy initiated in 1999 (which is for negotiated benefits accepted in the third quarter of 2000). The Company also recorded net rationalization charges totaling $4.7 million ($5.2 million after tax) in the second quarter of 2000 related to the closing of the Italian manufacturing facility, associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition, and the reversal of reserves identified as no longer needed for their originally intended purposes. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time.

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

         The third quarter of 1999 also included charges totaling $46.5 million ($42.4 million after tax) related to the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire operations and the exit from the CART/IRL racing series. In addition, the first nine months of 1999 included pretax income of $16.6 million ($11.0 million after tax) from the reversal of certain other rationalization reserves that were no longer needed for the 1996, 1997 and 1999 programs. Of these reversals, $7.0 million ($5.0 million after tax) was recorded in the third quarter of 1999.

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

                                                     BALANCE AT
(In millions)                   RECORDED   INCURRED    9/30/00
                                --------   --------    -------
European associate reductions      $2.0      $(.1)      $1.9
                                  ======     ======     ======

Under the above program, 5 associates were released in second quarter of 2000 at a cost of $.1 million. These associates were salary associates in Europe. The Company plans to release approximately 45 more associates under the above programs during 2000.

1999 PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $46.5 million was recorded in the 1999 third quarter. The balance of the provisions recorded under the 1999 program totaled $13.0 million and $41.2 million at September 30, 2000 and December 31, 1999, respectively.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (CONTINUED)

         The Company also recorded charges under this program of $5.2 million in the second and third quarters of 2000, related to the closure of the Company's manufacturing facility in Italy for associates that accepted negotiated benefits in those respective periods. The Company anticipates that it may record additional rationalization charges in income related to the closure of its manufacturing facility in Italy totaling approximately $1 million in 2000 and $10 million to $12 million in 2001. These charges will be recorded as associates accept negotiated benefits.

         Associate-related rationalization costs totaling $171.6 million were recorded in 1999. Activity during 2000 is presented below:

(In millions)                      BALANCE AT    2000                BALANCE AT
                                   12/31/99    CHARGES    INCURRED    9/30/00
                                   --------    -------    --------    -------

North American Tire staffing         $11.1      $--         $(5.9)      $ 5.2
European associate reductions          6.2        5.2        (5.4)        6.0
Asset sales and other exit costs       5.8        (.5)       (5.3)       --
Termination of tire production         5.6       --          (4.5)        1.1
Plant downsizing and consolidation      .4       --           (.4)       --
Withdrawal of support for CART/IRL      .3       --           (.3)       --
                                     -----      -----       -----       -----
                                     $29.4      $ 4.7       $(21.8)     $12.3
                                     =====      =====       =====       =====

Under the above programs, approximately 380 associates were released in 2000 at a cost of $21.8 million, including approximately 80 associates in the third quarter at a cost of $5.9 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. The Company plans to release approximately 420 more associates under the above programs during 2000 and 2001.

         Rationalization costs, other than associate-related costs, totaling $68.5 million were recorded in 1999. Activity during 2000 follows:

(In millions)                       BALANCE AT    2000               BALANCE AT
                                    12/31/99     CHARGES  INCURRED    9/30/00
                                    --------     -------  --------    -------

Withdrawal of support for CART/IRL    $ 9.5       $ (.7)   $(8.7)      $  .1
Termination of tire production          2.1        --       (1.5)         .6
Plant downsizing and consolidation       .1        --        (.1)       --
Asset sales and other exit costs         .1         (.1)    --          --
                                      -----       -----    -----       -----
                                      $11.8       $ (.8)   $(10.3)     $  .7
                                      =====       =====    =====       =====

1997 PROGRAM - In 1997, the Company recorded $265.2 million for rationalization activities, of which $146.1 million related to the release of associates and $119.1 million related to other activities. During 2000, 280 associates were released under the program at a cost of $11.4 million, including 30 associates during the third quarter at a cost of $.7 million. At September 30, 2000, the Company had remaining reserves of $21.0 million, including noncancellable lease payments of $12 million and benefit costs for employees released under the plan to be paid in subsequent periods and employees yet to be released.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

RATIONALIZATIONS (CONTINUED)

DUNLOP RATIONALIZATIONS

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $67.1 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $52.8 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and noncancellable leases. Through September 30, 2000, costs totaling $24.5 million had been incurred. The remaining balance of these provisions at September 30, 2000 totaled $42.6 million.

         During the third quarter of 2000, associate-related costs totaling $15.4 million were recorded for the release of approximately 670 associates. Approximately 150 associates were released during the third quarter at a cost of $3.9 million. The following table presents activity during 2000:

         (In millions)              BALANCE AT                      BALANCE AT
                                     12/31/99   RECORDED  INCURRED   9/30/00
                                     --------   --------  --------   -------
                                       $3.3      $48.4     $(21.4)     $30.3
                                       ======    =======    ======    ======

During the third quarter of 2000, rationalization costs, other than associate-related costs, totaling $9.9 million were recorded. Costs totaling $1.3 million were incurred in the third quarter of 2000. The following table presents activity during 2000:

         (In millions)              BALANCE AT                      BALANCE AT
                                     12/31/99   RECORDED  INCURRED   9/30/00
                                     --------  ---------  --------   -------
                                       $2.1      $11.8      $(1.6)     $12.3
                                       ======    =======    ======    ======

The Company intends to complete these actions in 2000 and 2001.

PER SHARE OF COMMON STOCK

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                      Three Months Ended     Nine Months Ended
(In millions)                            September 30,         September 30,
                                       2000        1999     2000        1999
                                       -----       -----    -----       -----
Average shares outstanding-basic       157.0       156.3    156.6       156.1
         Stock options                  --            .9     --           1.1
         1.2% Convertible Note           1.2         2.3      2.0         1.8
                                       -----       -----    -----       -----
Average shares outstanding-diluted     158.2       159.5    158.6       159.0
                                       =====       =====    =====       =====

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NONCASH INVESTING AND FINANCING ACTIVITIES

The Consolidated Statement of Cash Flows is presented net of the following transactions.

         In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the "Note Agreement"). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen 13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen 50 par value per share, of Sumitomo at a conversion price of Yen 539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999.

         On June 14, 1999, the Company and Sumitomo agreed that they would not redeem the respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement and on August 15, 2000: (1) Sumitomo converted
Yen 6,536,535,167 principal amount of the Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company paid Yen 223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of Yen 6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen 5,731, subject to adjustment. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and is convertible into Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to adjustment, at any time prior to maturity. The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of the Common Stock of Sumitomo, which represents 10% of Sumitomo's outstanding shares.

         On September 1, 1999, the Company completed its global alliance with Sumitomo. The Company's acquisition cost included the approximately $307 million fair value of 25% of its businesses contributed to the European joint venture. The Company also assumed debt totaling $130 million in Dunlop's European and North American businesses.

         In the third quarter of 1999, a tire manufacturing subsidiary recorded fixed assets totaling $43.4 million acquired under a capital lease.

INVESTMENTS

         The Company has classified the previously mentioned investment in Sumitomo Common Stock ("the Sumitomo Investment") as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Investment was $144.7 million at September 30, 2000. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Company's 1.2% Convertible Note Payable has been designated as a hedge of the exchange exposure of the Sumitomo Investment. To the extent the hedge is effective, the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At September 30, 2000 the gross unrealized holding gain on the Sumitomo Investment, net of the hedge, totaled $24.2 million ($15.0 million after tax).

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


OTHER (INCOME) AND EXPENSE

         Other (Income) and Expense in 2000 included a third quarter gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in Mexico. Other (Income) and Expense in 1999 included a third quarter gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in the 1999 third quarter from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals.

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

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
(In millions, except per share)             SEPTEMBER 30,                  SEPTEMBER 30,
                                        2000             1999            2000            1999
                                    ----------       ----------      ----------      ----------

NET SALES                           $  3,482.4       $  3,672.6      $ 10,493.6      $ 10,906.5
                                    ==========       ==========      ==========      ==========

NET INCOME                          $     (6.6)      $     96.8      $    116.7      $    203.0
                                    ==========       ==========      ==========      ==========

NET INCOME PER SHARE - BASIC        $     (.04)      $      .62      $      .75      $     1.30
                                    ==========       ==========      ==========      ==========

NET INCOME PER SHARE - DILUTED      $     (.04)      $      .61      $      .74      $     1.28
                                    ==========       ==========      ==========      ==========

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

     The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

                         THREE MONTHS ENDED          NINE MONTHS ENDED
(In millions)                SEPTEMBER 30,              SEPTEMBER 30,
                          2000          1999         2000          1999
                        -------       -------      -------       -------
NET SALES:
         Asia Tire      $ 126.0       $ 150.0      $ 395.5       $ 439.8
         SPT              123.4         158.7        425.5         489.8
                        -------       -------      -------       -------
                        $ 249.4       $ 308.7      $ 821.0       $ 929.6
                        =======       =======      =======       =======

EBIT:

         Asia Tire      $   3.5       $   5.5      $  19.6       $  16.9
         SPT               (3.6)          7.8         (6.9)         27.0
                        -------       -------      -------       -------
                        $   (.1)      $  13.3      $  12.7       $  43.9
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

BUSINESS SEGMENTS

     Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

    (In millions)              THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                               2000          1999          2000          1999
                             -------       -------       -------       -------
RATIONALIZATIONS
North American Tire          $  --         $ (21.7)      $   (.7)      $  64.6
European Union Tire              1.2          (7.1)          7.2           (.5)
Eastern Europe, Africa
 and Middle East Tire           --              .1          --             2.2
Latin American Tire             --            34.8          --            77.3
Asia Tire                       --            --            --             1.5
                             -------       -------       -------       -------
   TOTAL TIRES                   1.2           6.1           6.5         145.1

Engineered Products             --            --             (.6)          8.8
Chemical Products               --            --            --             3.1
                             -------       -------       -------       -------
   TOTAL SEGMENTS                1.2           6.1           5.9         157.0

Corporate                       --            --            --             6.9
                             -------       -------       -------       -------
   RATIONALIZATIONS          $   1.2       $   6.1       $   5.9       $ 163.9
                             =======       =======       =======       =======

OTHER (INCOME) AND EXPENSE
North American Tire          $  --         $  --         $  --         $  --
European Union Tire             --          (149.7)         --          (149.7)
Eastern Europe, Africa
 and Middle East Tire           --            --            --            --
Latin American Tire             (5.0)         --            (5.0)         --
Asia Tire                       --            --            --            --
                             -------       -------       -------       -------
   TOTAL TIRES                  (5.0)       (149.7)         (5.0)       (149.7)

Engineered Products             --            --            --            --
Chemical Products               --           (17.0)         --           (17.0)
                             -------       -------       -------       -------

   TOTAL SEGMENTS            $  (5.0)      $(166.7)      $  (5.0)      $(166.7)
                             =======       =======       =======       =======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                          2000            1999            2000            1999
                                                       ---------       ---------       ---------       ---------
SALES:

  North American Tire                                  $ 1,745.3       $ 1,622.5       $ 5,075.6       $ 4,709.4
  European Union Tire                                      731.2           661.5         2,351.8         1,635.8
  Eastern Europe, Africa and Middle East Tire              211.1           212.3           588.0           582.8
  Latin American Tire                                      258.2           234.7           771.3           694.5
  Asia Tire                                                126.0           150.0           395.5           439.8
                                                       ---------       ---------       ---------       ---------
   TOTAL TIRES                                           3,071.8         2,881.0         9,182.2         8,062.3

  Engineered Products                                      276.1           297.9           890.1           935.3
  Chemical Products                                        272.4           231.5           834.0           683.1
                                                       ---------       ---------       ---------       ---------
   TOTAL SEGMENT SALES                                   3,620.3         3,410.4        10,906.3         9,680.7

  Inter-SBU Sales                                         (139.6)         (122.4)         (422.4)         (355.7)
  Other                                                      1.7             0.8             9.7             3.7
                                                       ---------       ---------       ---------       ---------
   NET SALES                                           $ 3,482.4       $ 3,288.8       $10,493.6       $ 9,328.7
                                                       =========       =========       =========       =========


INCOME:

  North American Tire                                  $    32.0       $  (108.6)      $   172.6       $     7.4
  European Union Tire                                       12.3            42.7            95.8           123.3
  Eastern Europe, Africa and Middle East Tire               19.0            13.1            46.4            34.3
  Latin American Tire                                       10.1            12.5            54.9            58.6
  Asia Tire                                                  3.5             5.5            19.6            16.9
                                                       ---------       ---------       ---------       ---------
   TOTAL TIRES                                              76.9           (34.8)          389.3           240.5

  Engineered Products                                        0.8             8.9            45.0            60.2
  Chemical Products                                          6.2            36.5            52.7            95.4
                                                       ---------       ---------       ---------       ---------
   TOTAL SEGMENT INCOME (EBIT)                              83.9            10.6           487.0           396.1

  Rationalizations, Asset Sales and other Actions            3.8           160.6            (0.9)            2.8
  Interest expense                                         (73.7)          (46.2)         (205.7)         (123.5)
  Foreign currency exchange                                  2.9             1.3            (0.8)           34.8
  Minority interest in net income                          (10.0)          (12.1)          (37.5)          (23.1)
     of subsidiaries
  Inter-SBU income                                          (5.4)          (15.2)          (22.8)          (41.4)
  Other                                                    (20.0)            5.9           (50.3)          (11.1)
                                                       ---------       ---------       ---------       ---------
   INCOME (LOSS) BEFORE INCOME TAXES                   $   (18.5)      $   104.9       $   169.0       $   234.6
                                                       =========       =========       =========       =========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

CONSOLIDATED

                       (All per share amounts are diluted)

         Sales in the third quarter of 2000 were $3.48 billion, increasing 5.9% from $3.29 billion in the 1999 quarter. A net loss of $6.6 million or $.04 per share was recorded in the quarter, compared to net income of $109.1 million or $.69 per share in the 1999 period.

         In the nine months, sales of $10.49 billion increased 12.5% from $9.33 billion in 1999. Net income was $116.7 million or $.74 per share, decreasing 41.7% from $200.3 million or $1.26 per share in 1999.

         Worldwide tire unit sales in the third quarter of 2000 were 56.9 million units, an increase of 4.6 million units or 8.7% compared to the 1999 period. The Dunlop businesses acquired from Sumitomo on September 1, 1999 contributed 9.4 million units in the 2000 quarter, compared to 4.1 million units in the 1999 quarter. North American (U.S. and Canada) volume increased 1.2 million units or 4.3% in the quarter (including an increase of 2.3 million units from Dunlop operations), while international unit sales increased 3.3 million units or 13.8% (including an increase of 3.0 million units contributed by Dunlop operations). Worldwide replacement unit sales increased 9.6% from the 1999 quarter, primarily in the European Union. Original equipment unit sales were 6.3% higher in the quarter, increasing in the European Union, Latin America and Asia. Unit sales in the first nine months of 2000 increased 15.8% from the 1999 period, with North American units 7.1% higher and international units up 26.8%.

         Sales increased in the 2000 quarter and nine months due primarily to higher tire unit sales resulting from the acquisition of the Dunlop businesses. The Dunlop businesses contributed $539.8 million to 2000 third quarter sales and $1.7 billion to sales in the nine months, compared to $231.7 million in each of the 1999 periods. However, North American Tire shipments in the 2000 third quarter were adversely impacted by production cutbacks by original equipment customers in the auto and commercial truck industries. Revenues in both 2000 periods were adversely affected by continuing worldwide competitive pricing pressures and a shift in mix to lower priced tires. In addition, price increases implemented earlier in 2000 met with resistance in the marketplace and as a result negatively impacted sales of commercial and value-priced consumer tires in North America. Unit sales and revenues in the North American and European replacement markets continue to be negatively impacted by marketplace resistance to price increases.

         Revenues in both 2000 periods also were adversely impacted by the effect of currency translations on international results, primarily in Europe, where the value of the Euro versus the U.S. dollar has dropped 13% from the end of 1999. The Company estimates that versus 1999, currency movements adversely affected revenues by approximately $135 million in the third quarter and $265 million in the nine months.

         Revenues in future periods may continue to be adversely affected by competitive pricing pressures, changes in product mix and channels of distribution, and currency translations.

         EBIT (sales less cost of goods sold and selling, administrative and general expense) was $67.9 million in the 2000 quarter and $436.3 million in the nine months, compared to $8.8 million and $362.1 million in the respective 1999 periods. EBIT increased in the 2000 quarter and nine months due to the acquisition of the Dunlop businesses. EBIT in both 2000 periods was adversely affected by the worldwide competitive pricing environment and a change in product and market mix to lower margin tires. In addition, cost of goods sold increased due to higher raw material and energy costs and production cutbacks to align inventory with demand. Raw material costs increased more than 3% from the second quarter of 2000 and approximately 8% during the year. Energy costs have doubled from the prior year. EBIT was also adversely impacted by the previously mentioned currency movements.

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

         The following table presents cost of goods sold (CGS) and selling, general and administrative expense (SAG) as a percent of sales:

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,

                           2000           1999       2000               1999
                           ----           ----       ----               ----
         CGS               82.3%          84.1%      80.0%              80.7%
         SAG               15.8           15.7       15.8               15.4

         Cost of goods sold increased in dollars in both 2000 periods due primarily to the acquisition of the Dunlop businesses. In addition, CGS was adversely impacted by the previously mentioned increased raw material and energy costs and production cutbacks to align inventory with demand. CGS decreased as a percent of sales due primarily to the inclusion in the 1999 third quarter of charges for inventory writeoffs and adjustments resulting from the realignment of brand positioning and replacement market distribution strategies occasioned by the addition of the Dunlop businesses, and from the Company's exit from CART and IRL racing. Cost of goods sold in 1999 was also adversely affected by higher than normal unit costs resulting from production cutbacks and nonrecurring costs related to operational changes at the Company's Danville tire plant. SAG increased in dollars and as a percent of sales in both 2000 periods due primarily to the higher SAG levels of the Dunlop businesses.

         Interest expense rose 59.5% in the 2000 quarter and 66.6% in the nine months due to higher debt levels incurred primarily to fund the acquisition of the Dunlop businesses, increased market interest rates and an increase in the Company's cost of borrowing.

         Other (Income) and Expense in the third quarter of 2000 included a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in Mexico. Other (Income) and Expense in the third quarter of 1999 included a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in the 1999 third quarter from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals.

         Foreign currency exchange increased pretax earnings by $2.9 million in the 2000 third quarter, but reduced earnings by $.8 million in the nine months. Exchange gains in the 1999 nine months resulted primarily from the impact of currency movement on U.S. dollar denominated monetary items, principally in Brazil.

         U.S. and foreign taxes on income in the 2000 quarter reflected a decrease from the prior quarter in the Company's estimated annual effective tax rate to 25.3% resulting from strategies that allowed the Company to manage global cash flows and minimize tax expense. The corresponding tax rate in the first nine months of 1999 was 13.3%, which reflected the nontaxable character of the gain resulting from the change in control of 25% of Goodyear's businesses contributed to the European joint venture with Sumitomo.

RATIONALIZATION ACTIVITY - Rationalization charges were recorded on the Consolidated Statement of Income, as follows:

                         THREE MONTHS ENDED         NINE MONTHS ENDED
(In millions)               SEPTEMBER 30,            SEPTEMBER 30,
                        2000          1999          2000          1999
                      --------      --------      --------      --------
Rationalizations      $    1.2      $    6.1      $    5.9      $  163.9
                      ========      ========      ========      ========
After Tax             $    1.2      $   15.7      $    6.4      $  125.7
                      ========      ========      ========      ========
Per Share             $    .01      $    .10      $    .04      $    .80
                      ========      ========      ========      ========

The Company recorded rationalization charges totaling $1.2 million in the third quarter of 2000 ($1.2 million after tax or $.01 per share) related to the closing of its tire manufacturing facility in Italy initiated in 1999, (which is for negotiated benefits accepted in the third quarter of 2000). The Company also recorded net rationalization charges totaling $4.7 million ($5.2 million after tax or $.03 per share) in the second quarter of 2000 related to the closure of the Italian manufacturing facility, associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition, and the reversal of reserves identified as no longer needed for their originally intended purposes. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time. The Company anticipates that it may record additional rationalization charges in income related to the closure of its manufacturing facility in Italy totaling approximately $1 million in 2000 and $10 million to $12 million in 2001. These charges will be recorded as associates accept negotiated benefits.

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

         The third quarter of 1999 included charges totaling $46.5 million ($42.4 million after tax or $.27 per share) related to the decision to terminate tire production at a facility in Latin America, the reduction of staffing levels in North American Tire operations and the exit from the CART/IRL racing series. The first nine months of 1999 also included pretax income of $16.6 million ($11.0 million after tax) from the reversal of certain other rationalization reserves that were no longer needed for the 1996, 1997 and 1999 programs. Of these amounts, $7.0 million ($5.0 million after tax) was recorded in the third quarter of 1999.

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

         Under the 2000 program, 5 associates were released in the second quarter at a cost of $.1 million. The Company plans to release approximately 45 more associates under the 2000 program. The remaining reserve for costs related to the completion of the 2000 program was $1.9 million at September 30, 2000.

         The Company will complete these actions during 2000. Annual pretax savings of approximately $1 million are expected when the planned actions have been fully implemented.

1999 PROGRAM - The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million, of which $46.5 million was recorded in the 1999 third quarter. An additional charge totaling $5.2 million ($5.2 million after tax or $.04 per share) related to the 1999 program was recorded in 2000, resulting from contract settlements negotiated in the second and third quarters as part of the closure of the Company's tire manufacturing facility in Italy. Charges recorded in the second and third quarters are for associates who accepted negotiated benefits in those respective periods. The balance of the provisions recorded under the 1999 program totaled $13.0 million and $41.2 million at September 30, 2000 and December 31, 1999, respectively. The Company reversed $1.3 million of rationalization reserves during the second quarter of 2000 identified as no longer needed for their originally intended purposes.

         Under the 1999 program, approximately 380 associates were released in 2000 at a cost of $21.8 million, including approximately 80 associates in the third quarter at a cost of $5.9 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. The Company plans to release approximately 420 more associates under the 1999 program during 2000 and 2001. The remaining reserve for associate-related costs related to the completion of the 1999 program was $12.3 million and $29.4 million at September 30, 2000 and December 31, 1999, respectively.

         Rationalization costs, other than for associate-related costs, totaling $10.3 million were incurred during 2000. These costs were primarily for contract settlement costs as a result of the Company's exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. The remaining reserve for other than associate-related costs related to the completion of the 1999 program was $.7 million and $11.8 million at September 30, 2000 and December 31, 1999, respectively. The Company will complete these actions during 2000.

         Annual pretax savings of approximately $219 million are expected when the planned actions have been fully implemented.

1997 RATIONALIZATION PROGRAM - In 1997, the Company recorded $265.2 million for rationalization activities, of which $146.1 million related to the release of associates and $119.1 million related to other activities. During 2000, 280 associates were released under the program at a cost of $11.4 million, including 30 associates during the third quarter at a cost of $.7 million. At September 30, 2000, the Company had remaining reserves of $21.0 million, including noncancellable lease payments of $12 million and benefit costs for employees released under the plan to be paid in subsequent periods and employees yet to be released. Annual pretax savings of approximately $200 million are expected when the planned actions are fully implemented.

DUNLOP RATIONALIZATIONS - The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $67.1 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $52.8 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and noncancellable leases. Through September 30, 2000, costs totaling $24.5 million had been incurred. The remaining balance of these provisions at September 30, 2000 totaled $42.6 million.

         The Company expects that these actions will be completed during 2000 and 2001, except for future rental payments under noncancellable leases. Annual pretax savings of approximately $90 million are expected when the planned actions have been fully implemented.

         For further information, refer to the note to the financial statements, Rationalizations.

         In connection with the acquisition of the Dunlop businesses, the Company undertook an extensive analysis and assessment of the various activities of the combined businesses in order to optimize market growth opportunities as well as maximize cost efficiencies. The actions under the plan included the downsizing or consolidation of various manufacturing, sales, support and distribution operations. The Company has finalized and implemented the integration plan and recorded $67.1 million as adjustments to the acquisition cost since September 1, 1999. Although the integration plan has been implemented, certain actions have not yet been fully executed and will be completed in 2001.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The provisions of SFAS 133 and related amendments and interpretations are effective for the Company beginning January 1, 2001, including the interim periods of that year. The Company intends to adopt SFAS 133 on January 1, 2001, and does not expect there to be any significant adverse impact on its interest rate or foreign exchange risk management activities. In addition, based on the market valuations of outstanding derivative contracts at September 30, 2000, the Company does not expect there to be any material adverse impact on its results of operations, financial position or liquidity resulting from the adoption of SFAS 133.

SEGMENT INFORMATION

         Segment EBIT was $83.9 million in the third quarter of 2000, compared to $10.6 million in the 1999 quarter. Segment operating margin in the third quarter of 2000 was 2.3%, compared to .3% in the 1999 period.

         In the nine months, segment EBIT was $487.0 million, increasing 22.9% from $396.1 million in the 1999 period. Segment operating margin in the nine months was 4.5%, compared to 4.1% in the 1999 period.

         Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.

NORTH AMERICAN TIRE

         North American Tire segment sales in the third quarter of 2000 were $1.75 billion, increasing 7.6% from $1.62 billion in the 1999 quarter. In the nine months, sales of $5.08 billion increased 7.8% from $4.71 billion in 1999.

         Unit sales in the 2000 third quarter were 29.5 million, increasing 4.3% from the 1999 period. Dunlop operations contributed 3.3 million units, compared to 1.0 million in 1999. Replacement unit sales increased 9.4% and original equipment volume decreased 7.0%.

         Unit sales in the nine months were 86.8 million, increasing 7.1% from the 1999 period. Dunlop operations contributed 9.3 million units, compared to
1.0 million in 1999. Replacement unit sales increased 9.8% and original equipment volume increased 2.1%.

         Sales in both 2000 periods increased from 1999 due to the acquisition of the Dunlop businesses in the United States and Canada. The Dunlop businesses contributed $193.3 million to sales in the 2000 third quarter and $555.7 million in the nine months, compared to $64.5 million in each of the 1999 periods. Sales in both periods benefited from the shipment of more than 2.5 million tires of the size and type being used to replace the 6.5 million recalled Firestone tires. The Company is producing more than 28,000 tires a day to serve as replacements for those recalled. Sales reflected improved customer fill rates, but revenues were adversely impacted by reduced tire shipments in the quarter resulting from production cutbacks by original equipment customers in the auto and commercial truck industries. Revenues in future periods are likely to be adversely affected by competitive pricing pressures and changing distribution channels in the replacement market. In addition, price increases implemented earlier in 2000 met with resistance in the marketplace and as a result negatively impacted sales of commercial and value-priced consumer tires. Unit sales and revenues in the replacement market continue to be negatively impacted by marketplace resistance to price increases.

         North America Tire segment EBIT was $32.0 million in the third quarter of 2000, compared to an EBIT loss of $108.6 million in the 1999 quarter. Operating margin was 1.8%, compared to (6.7)% in 1999. In the nine months, EBIT was $172.6 million, compared to $7.4 million in 1999. Operating margin was 3.4%, compared to .2% in 1999.

         EBIT increased in the third quarter and nine months due to the acquisition of the Dunlop businesses in the United States and Canada and lower SAG resulting from cost reduction programs. In addition, the 1999 third quarter included charges for inventory writeoffs and adjustments resulting from the realignment of brand positioning and replacement market distribution strategies occasioned by the addition of the Dunlop businesses, and from the Company's exit from CART and IRL racing. EBIT in the 1999 nine months also included higher than normal unit costs resulting from production cutbacks and nonrecurring costs related to operational changes at the Company's Danville tire plant.

         EBIT was adversely affected in both 2000 periods by higher raw material and energy costs and production cutbacks to better align inventory with demand. Raw material and energy costs increased during both periods. EBIT in 2000 was also adversely impacted by changes in product and channel mix, but benefited from increased shipments of higher margin tires due to the Firestone recall.

         EBIT in the second quarter of 2000 did not include the reversal of $.7 million of rationalization reserves identified as no longer needed for their originally intended purposes. EBIT in 1999 did not include first quarter rationalization charges totaling $95.5 million and credits totaling $9.2 million in the second quarter and $21.7 million in the third quarter resulting from the reversal of certain rationalization reserves identified as no longer needed for their originally intended purposes.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices and currency translations. General economic conditions may affect demand from OE customers.

EUROPEAN UNION TIRE

         European Union Tire segment sales in the third quarter of 2000 were $731.2 million, increasing 10.5% from $661.5 million in the 1999 quarter. In the nine months, sales of $2.35 billion increased 43.8% from $1.64 billion in 1999.

         Unit sales in the 2000 third quarter were 14.9 million, increasing 24.9% from the 1999 period. Dunlop operations contributed 6.1 million units, compared to 3.0 million in 1999. Replacement unit sales increased 24.5% and original equipment volume increased 25.8%.

         Unit sales in the nine months were 45.3 million, increasing 50.7% from the 1999 period. Dunlop operations contributed 18.7 million units, compared to
3.0 million in 1999. Replacement unit sales increased 44.6% and original equipment volume increased 67.8%.

         Sales in both 2000 periods increased from 1999 due to the acquisition of the Dunlop businesses. The Dunlop businesses contributed $345.3 million to sales in the 2000 third quarter and $1.1 billion in the nine months, compared to $167.2 million in each of the 1999 periods. Revenues were adversely impacted by the decrease in the value of the Euro versus the U.S. dollar, competitive pricing, especially in England and Germany, lower volume in some market segments and a change in mix to lower priced tires. The Company estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $90 million in the 2000 third quarter and $180 million in the nine months.

         European Union Tire segment EBIT was $12.3 million in the third quarter of 2000, decreasing 71.2% from $42.7 million in the 1999 quarter. Operating margin was 1.7%, compared to 6.5% in 1999.

         In the nine months, EBIT was $95.8 million, decreasing 22.3% from $123.3 million in 1999. Operating margin was 4.1%, compared to 7.5% in 1999.

         EBIT decreased in both 2000 periods due to competitive market conditions, manufacturing inefficiencies resulting from the ongoing relocation of tire production from England to the European continent and the closure of a tire plant in Italy, and higher raw material and energy prices. In addition, the Company estimates that the effects of currency movements, especially the weak Euro versus the U.S. dollar and British pound, reduced operating income by approximately $10 million in the third quarter and $39 million in the nine months. EBIT was favorably affected in both 2000 periods by higher tire unit sales resulting from the acquisition of the Dunlop businesses.

         EBIT in 2000 did not include rationalization charges totaling $1.2 million in the third quarter and $6.0 million in the second quarter related to the closure of the Italian manufacturing facility and sales office consolidation. EBIT in 1999 did not include first quarter rationalization charges totaling $6.7 million and credits totaling $7.1 million in the third quarter resulting from the reversal of rationalization reserves that were no longer needed. A third quarter gain totaling $149.7 million resulting from the change in control of 25% of the Company's businesses contributed to the European joint venture was not included in EBIT.

         The Company anticipates that it may incur additional rationalization charges totaling approximately $1 million in 2000 and $10 million to $12 million in 2001, related to the closure of its tire manufacturing facility in Italy. These charges will be recorded as associates accept negotiated benefits.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to the Euro and other Western European currencies. Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of currency translations, continued competitive pricing conditions, changes in mix and rising raw material and energy prices.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in the third quarter of 2000 were $211.1 million, decreasing slightly from $212.3 million in the 1999 quarter. In the nine months, sales of $588.0 million increased .9% from $582.8 million in 1999.

         Unit sales in the 2000 third quarter were 4.5 million, increasing 2.4% from the 1999 period. Replacement unit sales increased 3.0% and original equipment volume decreased 0.1%.

         Unit sales in the nine months were 11.7 million, increasing 4.1% from the 1999 period. Replacement unit sales increased 2.8% and original equipment volume increased 8.9%.

         Revenues decreased slightly in the quarter due to a downturn in the replacement market and the effects of currency translation. Revenues in the nine months benefited from generally improved pricing in the region and a general improvement in the economic conditions in Eastern Europe and South Africa. The Company estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $25 million in the third quarter and $50 million in the nine months.

         Eastern Europe Tire segment EBIT was $19.0 million in the third quarter of 2000, increasing 45.0% from $13.1 million in the 1999 quarter. Operating margin was 9.0%, compared to 6.2% in 1999.

         In the nine months, EBIT was $46.4 million, increasing 35.3% from $34.3 million in 1999. Operating margin was 7.9%, compared to 5.9% in 1999.

         EBIT in both 2000 periods increased due primarily to increased factory utilization levels and improved market conditions. EBIT in the 2000 nine months was adversely impacted by an industry-wide strike in Turkey and in the 1999 nine months by an earthquake in Turkey.

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

LATIN AMERICAN TIRE

         Latin American Tire segment sales in the third quarter of 2000 were $258.2 million, increasing 10.0% from $234.7 million in the 1999 quarter. In the nine months, sales of $771.3 million increased 11.1% from $694.5 million in 1999.

         Unit sales in the 2000 third quarter were 5.0 million, increasing 10.4% from the 1999 period. Replacement unit sales decreased 2.6% and original equipment volume increased 62.5%.

         Unit sales in the nine months were 14.7 million, increasing 10.9% from the 1999 period. Replacement unit sales increased 4.3% and original equipment volume increased 37.8%.

         Revenues in both 2000 periods increased from 1999 due primarily to higher tire unit sales. Revenues in 2000 were adversely affected by competitive pricing pressures and continued adverse economic conditions in the region.

         Latin American Tire segment EBIT was $10.1 million in the third quarter of 2000, decreasing 19.2% from $12.5 million in the 1999 quarter. Operating margin was 3.9%, compared to 5.3% in 1999.

         In the nine months, EBIT was $54.9 million, decreasing 6.3% from $58.6 million in 1999. Operating margin was 7.1%, compared to 8.4% in 1999.

         EBIT decreased in both 2000 periods due to continued pricing pressures and higher raw material and labor costs.

         EBIT in 2000 did not include a $5.0 million third quarter gain on the sale of land at a manufacturing facility in Mexico. EBIT in 1999 did not include rationalization charges totaling $42.5 million in the first quarter and $34.8 million in the third quarter.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices and currency translations.

ASIA TIRE

         Asia Tire segment sales in the third quarter of 2000 were $126.0 million, decreasing 16.0% from $150.0 million in the 1999 quarter. In the nine months, sales of $395.5 million decreased 10.1% from $439.8 million in 1999.

         Revenues decreased in both 2000 periods due primarily to the deconsolidation of the replacement tire business transferred to the Company's joint venture with Sumitomo in Japan, which contributed revenues of approximately $15.6 million and $49.7 million in the 1999 third quarter and nine months, respectively. In addition, revenues were adversely affected by competitive pricing, a less favorable product mix and currency translations.

         Unit sales in the 2000 third quarter were 3.0 million, decreasing 7.0% from the 1999 period. Replacement unit sales decreased 14.2% while original equipment volume increased 22.5%.

         Unit sales in the nine months were 9.1 million, decreasing 0.8% from the 1999 period. Replacement unit sales decreased 7.4% while original equipment volume increased 27.2%.

         Asia Tire segment EBIT was $3.5 million in the third quarter of 2000, decreasing 36.4% from $5.5 million in the 1999 quarter. Operating margin was 2.8%, compared to 3.7% in 1999.

         In the nine months, EBIT was $19.6 million, increasing 16.0% from $16.9 million in 1999. Operating margin was 5.0%, compared to 3.8% in 1999.

         EBIT decreased in the third quarter of 2000 due primarily to lower tire unit sales, competitive pricing conditions driven in part by increased low cost imports into the region and a shift in mix to lower margin tires. EBIT in the nine months increased due primarily to the inclusion in 1999 results of a $5.2 million charge to write off obsolete equipment in India. EBIT was adversely affected in both periods by higher raw material and energy costs and price competition.

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

         The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                         THREE MONTHS ENDED          NINE MONTHS ENDED
(In millions)               SEPTEMBER 30,              SEPTEMBER 30,
                         2000          1999         2000          1999
                        -------       -------      -------       -------
NET SALES:

         Asia Tire      $ 126.0       $ 150.0      $ 395.5       $ 439.8
         SPT              123.4         158.7        425.5         489.8
                        -------       -------      -------       -------
                        $ 249.4       $ 308.7      $ 821.0       $ 929.6
                        =======       =======      =======       =======

EBIT:

         Asia Tire      $   3.5       $   5.5      $  19.6       $  16.9
         SPT               (3.6)          7.8         (6.9)         27.0
                        -------       -------      -------       -------
                        $   (.1)      $  13.3      $  12.7       $  43.9
                        =======       =======      =======       =======

SPT sales and EBIT decreased in both 2000 periods due primarily to competitive pressures from low cost imported tires, production inefficiencies, the effects of currency translation and higher raw material costs.

ENGINEERED PRODUCTS

         Engineered Products segment sales in the third quarter of 2000 were $276.1 million, decreasing 7.3% from $297.9 million in the 1999 quarter. In the nine months, sales of $890.1 million decreased 4.8% from $935.3 million in 1999.

         Engineered Products segment EBIT was $.8 million in the third quarter of 2000, decreasing 91.0% from $8.9 million in the 1999 quarter. Operating margin was .3%, compared to 3.0% in 1999.

         In the nine months, EBIT was $45.0 million, decreasing 25.2% from $60.2 million in 1999. Operating margin was 5.1%, compared to 6.4% in 1999.

         Revenues in both 2000 periods decreased from 1999 due primarily to the Company's exit from the interior trim business, which contributed revenues of approximately $17.1 million and $68.0 million in the 1999 third quarter and nine months, respectively. In addition, revenues were adversely affected by reduced demand for conveyor belting for the mining and agriculture industries, and third quarter revenues reflected reduced demand for hose and power transmission products in the North American replacement market.

         EBIT in both 2000 periods decreased due primarily to reduced demand, reduced capacity utilization and competitive pricing.

         EBIT in the second quarter of 2000 did not include the reversal of $.6 million of rationalization reserves identified as no longer needed for their originally intended purposes. EBIT in 1999 did not include first quarter rationalization charges totaling $9.1 million and the second quarter reversal of $.3 million of rationalization reserves identified as no longer needed for their originally intended purposes.

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

CHEMICAL PRODUCTS

         Chemical Products segment sales in the third quarter of 2000 were $272.4 million, increasing 17.7% from $231.5 million in the 1999 quarter. In the nine months, sales of $834.0 million increased 22.1% from $683.1 million in 1999. Approximately 50% of Chemical Products segment sales are made to the Company's other segments.

         Chemical Products segment EBIT was $6.2 million in the third quarter of 2000, decreasing 83.0% from $36.5 million in the 1999 quarter. Operating margin was 2.3%, compared to 15.8% in 1999.

         In the nine months, EBIT was $52.7 million, decreasing 44.8% from $95.4 million in 1999. Operating margin was 6.3%, compared to 14.0% in 1999.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $153.7 million during the first nine months of 2000, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for inventories, accounts receivable and accounts payable.

         Net cash used in investing activities was $386.0 million during the first nine months of 2000. Capital expenditures totaled $411.1 million, and were primarily for plant modernizations and expansions and new tire molds.

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
(In millions)               2000         1999         2000         1999
                          -------      -------      -------      -------

Capital Expenditures      $ 144.4      $ 206.6      $ 411.1      $ 560.0
Depreciation and
  amortization              155.5        146.2        475.7        411.6

         Net cash provided by financing activities was $546.3 million during the first nine months of 2000, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)                9/30/00         12/31/99       9/30/99
                                    --------         --------        -------
Consolidated Debt                  $4,004.4          $3,424.5       $3,444.2
Debt to Debt and Equity                53.5%             48.6%          48.4%

During the first quarter of 2000, the Company issued $300 million of its 8.125% Notes due 2003 and $300 million of its 8.50% Notes due 2007. On June 6, 2000, the Company issued Euro400 million ($384.4 million at June 6, 2000) of its 6.375% Notes due 2005. The proceeds from the issuance of these Notes were used to repay outstanding commercial paper and short term bank borrowings.

         In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (equivalent to $108.0 million at February 25,
1999). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen 5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

         In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen 13,073,070,934 (also equivalent to $108.0 million at February 25, 2000). The Sumitomo Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen 50 par value per share, of Sumitomo at a conversion price of Yen 539 per share, subject to certain adjustments. On July 27, 2000 the Company converted the Sumitomo Note into 24,254,306 shares of Sumitomo Common Stock. As a result, the Company owns 10% of Sumitomo's outstanding shares. The fair value of the Sumitomo Common Stock at September 30, 2000 was $144.7 million. For further information, refer to the note to the financial statements, Investments.


         On June 14, 1999, the Company and Sumitomo agreed that they would not redeem their respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement and on August 15, 2000: (1) Sumitomo converted Yen 6,536,535,167 principal amount of the Company's Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company paid Yen 223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of Yen 6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen 5,731, subject to adjustment. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and is convertible into Common Stock of the Company at a conversion price of Yen 5,731 per share, subject to adjustment, at any time prior to maturity.

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 2000, the Company had an aggregate of $1.01 billion of commercial paper outstanding. In addition, at September 30, 2000, the Company had short term committed and uncommitted bank credit arrangements totaling $2.21 billion, of which $1.27 billion were unused. The Company also had available long term credit arrangements at September 30, 2000 totaling $3.56 billion, of which $1.50 billion were unused.

Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At September 30, 2000, the interest rate on 45% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 28% at December 31, 1999. The Company also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

         The following table presents interest rate swap contract information at September 30:

(Dollars in millions)                           2000           1999
                                              --------       --------
Notional principal amount                     $   75.0       $  100.0
Pay fixed rate                                    6.24%          6.17%
Receive variable LIBOR                            6.88%          5.26%
Average years to maturity                           .8            1.4
Fair value - asset (liability)                $     .5       $    (.4)
Carrying amount - asset (liability)                 .2            (.3)
Pro forma fair value - asset (liability)            .1           (1.1)

         The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30, 2000 and 1999, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

         Weighted average interest rate swap contract information follows:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
(Dollars in millions)            SEPTEMBER 30,              SEPTEMBER 30,
                              2000           1999         2000           1999
                            --------       --------     --------       --------
Notional principal          $   75.0       $  100.0     $   75.0       $  100.0
Pay fixed rate                  6.24%          6.17%        6.24%          6.17%
Receive variable LIBOR          6.87%          5.18%        6.48%          5.12%

         The following table presents fixed rate debt information at September
30:

(In millions)

FIXED RATE DEBT                        2000            1999
---------------                        ----            ----
Fair value - liability                $1,915.5      $  981.4
Carrying amount - liability            1,905.7         996.1
Pro forma fair value - liability       1,991.8       1,029.8

The pro forma fair value assumes a 100 basis point decrease in market interest rates at September 30, 2000 and 1999, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

         The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

FOREIGN CURRENCY EXCHANGE RISK

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at September 30, 2000 and 1999. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's Swiss franc debt. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

         The following table presents foreign exchange contract information at September 30:

(In millions)                          2000         1999
                                    -------      -------
Fair value - favorable              $  38.4      $  63.4
Net carrying amount - asset            38.0         70.2
Pro forma change in fair value          9.0         13.0

         The pro forma change in fair value assumes a 10% change in foreign exchange rates at September 30, 2000 and 1999, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (the "Company" or "Registrant") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"), wherein at Item 3, pages 23, 24, 25 and 26, the
Company reported certain legal proceedings, and to the Quarterly Report of the Company Form 10-Q for the quarter ended March 31, 2000, wherein at Part II, Item 1 (page 26), the Company reported the dismissal of China Tire v. Goodyear, et al., by the United States District Court for the Northern District of Ohio, Eastern Division, which dismissal was not appealed.

          The Company reports the following developments with respect to proceedings reported in the 1999 10-K:

          (A) As reported at paragraph (A) of Item 3 of the 1999 10-K, the Company is the defendant in a series of 66 civil actions filed in the United States District Court for the District of Maryland by certain former employees of a former subsidiary of the Company relating the development of lung disease, cancer and other diseases alleged to be the result of exposure to allegedly toxic substances while working at a tire plant of the subsidiary located in Maryland, which plant was closed in 1987. On January 28, 1999, the District Court granted the Company's motion for summary judgement on causation and issued a Final Judgement Order dismissing each case with prejudice and assessing costs to the plaintiffs. The plaintiffs appealed the Final Judgement Order to the United States Court of Appeals for the Fourth Circuit and, on July 27, 2000, the Court of Appeals vacated the judgment of the District Court and remanded the cases for further proceedings, instructing the District Court to reconsider whether the plaintiffs are entitled to limited additional discovery.

          (B) As reported at paragraph (E) of Item 3 of the 1999 10-K, in Goodyear v. Chiles Power Supply Inc., a civil action filed by the Company to collect $2.07 million due for products sold to Chiles Power Supply Inc. ("Heatway"), the Company prevailed at trial as the jury rejected the counterclaims of Heatway and found that the Company did not breach the implied warranty of merchantability in respect of the Entran 2 hose it sold to Heatway. The United States District Court for the Northern District of Ohio, Eastern Division, entered an order terminating and dismissing all of the counterclaims of Heatway and entering the judgement against Heatway for $2.07 million, plus interest and costs. The order and judgment were not appealed by Heatway, which filed a voluntary petition (under Chapter 11 of the Bankruptcy Code) in the United States Bankruptcy Court, Western Division of Missouri, on February 25, 2000. Accordingly, this civil action is concluded. In a related class action, Anderson, et al. v. Goodyear, et. al., filed in November of 1988 in District Court of Eagle County, Colorado, against the Company and Heatway on behalf of a putative class of real property owners in

               Colorado on whose property heating systems using Entran 2 hose have been installed and who have suffered or may suffer damage to their property due to the alleged defective nature of the Heatway systems and/or Entran 2 hose, the court declined to certify the class in July of 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 25, 1999, the Company issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (the "Note") to Sumitomo Rubber Industries, Ltd. ("Sumitomo") pursuant to a Note Purchase Agreement dated February 25, 1999 between the Company and Sumitomo (the "Purchase Agreement"). The Note was convertible into approximately 2,281,115 shares of the Common Stock of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. The issuance of the Note was previously reported at Item 5 of the Company's Annual Reports on Form 10-K for the years ended December 31, 1998 and 1999, respectively, and at Item 2 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         On June 14, 1999, the Company and Sumitomo agreed that the Company would not redeem the Note and that Sumitomo would convert the Note into shares of the Common Stock of the Company at maturity, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement to provide that on August 15, 2000: (1) Sumitomo would convert Yen6,536,535,167 principal amount of the Note into approximately 1,140,557 shares of the Common Stock of the Company; (2) the Company would pay Yen223,933,167 of interest on the Note; and (3) Sumitomo would surrender the Note and the Company would issue a replacement note in the principal amount of Yen6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock of the Company at a conversion price of Yen5,731, subject to adjustment.

         On August 15, 2000, Sumitomo presented the Note for partial conversion, at which time Yen6,536,535,167 of the principal amount of the Note was converted into, and the Company issued to Sumitomo, 1,138,030 shares of the Common Stock of the Company and the Company issued its 1.2% Convertible Note due August 16, 2001 in the principal amount of Yen6,536,535,767. The replacement note is convertible into shares of the Common Stock of the Company at any time through August 15, 2001 at a conversion price of Yen5,731 per share, subject to certain adjustments (the "Conversion Price"), and at maturity is payable in cash or shares of the Common Stock of the Company, if not theretofore converted. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and will be convertible into Common Stock of the Company at the Conversion Price at any time prior to maturity.

         The replacement note is not transferable. The Company determined that the sale of the Note (and the delivery of the replacement note upon the partial conversion and cancellation of the Note) was, and the issuance of Common Stock of the Company to Sumitomo upon the partial conversion of the Note was, and the issuance of Common Stock of the Company upon the conversion of the replacement note will be, exempt from registration under the Securities Act of

1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE GOODYEAR TIRE & RUBBER COMPANY
                                                (Registrant)

Date: October 25, 2000     By: /s/ Richard J. Kramer
                              --------------------------------------------------
                           Richard J. Kramer, Vice President - Corporate Finance

                                    (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30,2000

                               INDEX OF EXHIBITS
   EXHIBIT                                                               EXHIBIT
   -------                                                               -------
TABLE ITEM NO. *                 Description of Exhibit                   NUMBER
----------------    -------------------------------------------------     ------

     3              ARTICLES OF INCORPORATION AND BY-LAWS
                    -------------------------------------------------

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

     4                         INSTRUMENTS DEFINING
                         THE RIGHTS OF SECURITY HOLDERS,
                              INCLUDING INDENTURES
                    -------------------------------------------------

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


--------------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                               EXHIBIT
   -------                                                               -------
TABLE ITEM NO. *                 Description of Exhibit                   NUMBER
----------------    -------------------------------------------------     ------

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

                    (d) Form of Indenture, dated as of March 15, 1996, between Registrant and Chemical Bank (now The
                    Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998 (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

                    (e) Form of Indenture, dated as of March 1, 1999, between Registrant and The Chase Manhattan Bank, as Trustee, as supplemented on March 14, 2000 in respect of Registrant's $300,000,000 principal amount of 8.125% Notes due 2003 and $300,000,000 principal amount of 8.50% Notes due 2007
                    (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                    (f) Conformed copy of Five Year Revolving Credit      4.1
                    Agreement, dated as of August 15, 2000, among Registrant, the Lenders named therein and The
                    Chase Manhattan Bank, as Agent.

------------------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                               EXHIBIT
   -------                                                               -------
TABLE ITEM NO. *                 Description of Exhibit                   NUMBER
----------------    -------------------------------------------------     ------

                    (g) Conformed copy of 364-Day Revolving Credit          4.2
                    Agreement, dated as of August 15, 2000, among Registrant, the Lenders named therein and The
                    Chase Manhattan Bank, as Agent.

                    No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended September 30, 2000. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended September 30, 2000 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

10                             MATERIAL CONTRACTS
                               ------------------

               (a)  Conformed copy of letter Agreement, dated              10.1
                    September 11, 2000, between Registrant and Robert
                    J. Keegan.

               (b)  Conformed copy of Restricted Stock Purchase            10.2
                    Agreement, dated October 3, 2000, between
                    Registrant and Robert J. Keegan, President and
                    Chief Operating Officer of Registrant.

               (c)  Conformed copy of Stock Option Grant Agreement,        10.3
                    dated October 3, 2000, between Registrant and
                    Robert J. Keegan, President and Chief Operating
                    Officer of Registrant.

12                            STATEMENT RE COMPUTATION
                                    OF RATIOS
               ------------------------------------------------------

                    Statement setting forth the computation of Ratio         12
                    of Earnings to Fixed Charges.



------------------
*Pursuant to Item 601 of Regulation S-K.

   EXHIBIT                                                               EXHIBIT
   -------                                                               -------
TABLE ITEM NO. *                 Description of Exhibit                  NUMBER
----------------    --------------------------------------------------  --------

27                  FINANCIAL DATA SCHEDULE
                    --------------------------------------------------
                    Financial Data Schedule for period ended September     27
                    30, 2000.

--------------
*Pursuant to Item 601 of Regulation S-K.