Form 10-K405
period 2000-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2001-03-02
CIK 42582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                      WHICH REGISTERED
          ---------------------                 ------------------------
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

                          ----------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes X                                      No
                ---                                       ---

                          ----------------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X].

                          ----------------------------

         The aggregate market value of Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 15, 2001, determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $25.24 on that date, was approximately $4,004,362,724.20.

                          ----------------------------

  SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT FEBRUARY 15, 2001:

                                   158,760,805

                          ----------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

         PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT, DATED FEBRUARY 26, 2001, FOR ITS 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                       THE GOODYEAR TIRE & RUBBER COMPANY

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

    ITEM                                                                   PAGE
   NUMBER                                                                 NUMBER
   ------                                                                 ------

                                   PART I

    1           Business ...........................................          1

    2           Properties .........................................         21

    3           Legal Proceedings ..................................         23

    4           Submission of Matters to a Vote of Security Holders          27

    4(A)        Executive Officers of Registrant ...................         27


                                   PART II

    5           Market for Registrant's Common Equity and Related
                 Stockholder Matters ...............................         32

    6           Selected Financial Data ............................         33

    7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............         34

    7(A)        Quantitative and Qualitative Disclosures About
                 Market Risk .......................................         51

    8           Financial Statements and Supplementary Data ........         53

    9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ...............         82


                                  PART III

    10          Directors and Executive Officers of the Registrant .         82

    11          Executive Compensation .............................         82

    12          Security Ownership of Certain Beneficial Owners and
                 Management ........................................         82

    13          Certain Relationships and Related Transactions .....         82

                                   PART IV

    14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K .......................................         83

                 Signatures ........................................         85

                 Index to Financial Statement Schedules ............        FS-1

                 Index of Exhibits .................................         X-1

ITEM 1. BUSINESS.

                              BUSINESS OF GOODYEAR

         The Goodyear Tire & Rubber Company is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The term "Registrant" wherever used herein refers solely to The Goodyear Tire & Rubber Company. The terms "Goodyear" and the "Company" wherever used herein refer to The Goodyear Tire & Rubber Company together with all of its consolidated domestic and foreign subsidiary companies, unless the context indicates to the contrary.

         Goodyear is one of the world's leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear's 2000 net sales were $14.4 billion. Goodyear's net income for 2000 was $40.3 million. Goodyear's worldwide employment averaged 106,724 during 2000.

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

              FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

         Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect Goodyear's future operating results and financial position. The words "estimate," "expect," "intend" and "project," as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in general economic and industry conditions in the various markets served by Goodyear's operations; price and product competition; increased competitive activity; demand for Goodyear's products; fluctuations in the prices paid for raw materials and energy; the ability to control costs and expenses; changes in the monetary policies of various countries where Goodyear has significant operations; changes in interest and currency exchange rates; and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. Goodyear disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

                   RECENT DEVELOPMENTS IN GOODYEAR'S BUSINESS

         SIGNIFICANT TRANSACTIONS. On October 31, 2000, Goodyear and Arkansas Best Corporation formed a joint venture company, Wingfoot Commercial Tire Systems, LLC ("Wingfoot") to engage in selling and servicing commercial truck tires, providing retread services and conducting related businesses. Goodyear transferred its commercial truck tire outlets and related assets in exchange for 81% of the equity of the joint venture and Arkansas Best Corporation's subsidiary, Treadco Inc., contributed substantially all of its assets to Wingfoot in exchange for 19% of Wingfoot. Wingfoot operates 197 commercial tire sales and servicing outlets, including 78 truck tire retreading facilities, throughout the United States. Arkansas Best Corporation has the right at any time after April 30, 2003 and before April 30, 2004 to sell its 19% interest in Wingfoot to Goodyear for approximately $74 million and Goodyear has the right at any time after April 30, 2003 and before October 31, 2004 to purchase Treadco's interest in Wingfoot for approximately $79 million.

         In June 2000, Goodyear and the Michelin group established a joint venture company in The Netherlands, each owning a 50% equity interest, for cooperative research and development of advanced run-flat tire technologies. Goodyear has licensed its extended mobility tire technology and tire pressure monitoring system to Michelin. Michelin has licensed its PAX System to Goodyear. The PAX System consists of a tire with a unique bead lock and a run flat insert, a special wheel and a tire pressure warning system. Goodyear and Michelin will focus on accelerating the availability of the PAX System and the incorporation of EMT technology into the PAX System. The joint venture will also provide auto manufacturers additional sourcing opportunities by enabling Goodyear and Michelin to develop complimentary and interchangeable products.

         Goodyear and five other tire companies, Continental, Cooper Tire, Michelin, Pirelli and Sumitomo, have founded RubberNetwork.com LLC, an independent global electronic purchasing and procurement marketplace, which is preparing to commence commercial operations in April 2001. In addition to procurement services, RubberNetwork.com LLC plans to offer a complete set of marketplace solutions to industrial companies in the tire and rubber industry, including e-catalogs, auctions, requests for proposals and/or quotes and supply chain management.

         A global alliance with Sumitomo Rubber Industries, Ltd. ("Sumitomo") was established on September 1, 1999, when Goodyear acquired 75%, and Sumitomo acquired 25%, of a Netherlands holding company which purchased substantially all of Sumitomo's tire businesses in Europe (operated under the Dunlop trade style) and the major portion of Goodyear's tire businesses in Europe. Goodyear also acquired 75%, and Sumitomo 25%, of a holding company in the United States that purchased Sumitomo's tire manufacturing operations and certain tire related distribution operations in North America and 100% of the balance of Sumitomo's Dunlop tire distribution operations in North America. In Japan, Goodyear owns 25%, and Sumitomo owns 75%, of two companies, one for the sale of Goodyear-brand passenger and truck tires in the Japanese replacement market and the other for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. Goodyear also owns 80%, and Sumitomo owns 20%, of the capital stock of a newly formed global purchasing company. In August 2000, Goodyear acquired 10% of the capital stock of Sumitomo and in August 2000 and February 2001 Sumitomo acquired 2,278,896 shares of Goodyear Common Stock. Since September 1, 1999, Goodyear has taken certain rationalization actions to reduce costs and has developed plans to realize the benefits of various synergies that are or may be available as a result of the global alliance with Sumitomo, which actions and plans are designed to result in annual cost savings of $300 million to $360 million by 2003, depending on, among other things, the demand for tires, in the relevant markets, pricing flexibility, raw material and other costs and general economic conditions.

         NEW PRODUCTS AND OTHER DEVELOPMENTS. Goodyear introduced several new lines of tires around the world during 2000. In North America, a number of new passenger tire lines were introduced, including the Aquatred 3, a premium all season tire, providing improved traction and durability. Also introduced were the Wrangler MT/R and Wrangler Ultra Grip lines for light truck and sport utility vehicles. Two new medium commercial truck tire lines were introduced, the G397LHS radial steer truck tire with reinforced supertensile steel and polyimide belts and the Wingfoot APR all position rib tire.

         MODERNIZATION AND EXPANSION PROJECTS. During 2000, Goodyear continued to increase productivity and enhance product quality through plant modernization and expansion projects. Significant tire plant projects were completed during 2000 at the Company's Napanee, Ontario, Danville, Virginia, Union City, Tennessee, Americana, Brazil, Dalian, China, Bogor, Indonesia, and Izmit, Turkey tire plants. Significant tire plant projects are presently underway at the Company's Lawton, Oklahoma, Danville, Virginia, Union City, Tennessee, Philippsburg and Wittlich, Germany, and Colmar-Berg, Luxembourg tire plants. Goodyear completed construction of its new $130 million synthetic rubber and specialty polymer plant in Beaumont, Texas, which commenced commercial operations in late 2000.

                 FINANCIAL INFORMATION ABOUT GOODYEAR'S SEGMENTS

         Financial information relating to Goodyear's "Segments" for each of the three years in the period ended December 31, 2000 appears in Note 20 captioned "Business Segments" of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 76 through 79, inclusive, and is incorporated herein by specific reference.

                       DESCRIPTION OF GOODYEAR'S BUSINESS


GENERAL SEGMENT INFORMATION

         Segment information is presented to reflect Goodyear's operating business units. Goodyear's operating "Segments" are North American Tire, European Union Tire, Eastern Europe, Africa and Middle East Tire, Latin American Tire and Asia Tire (collectively the "Tire Segments"), Engineered Products and Chemical Products.

         Each Tire Segment manufactures tires that are exported and sold to one or more of the other Tire Segments. The sales and operating income of each Tire Segment exclude sales and operating income in respect of tires sold to other Tire Segments and include sales and operating income derived from tires imported from other Tire Segments and tires exported to unaffiliated customers. Sales and operating income of the Chemical Products segment include sales and operating income in respect of products transferred to the Tire Segments or the Engineered Products segment.


GENERAL INFORMATION REGARDING TIRE SEGMENTS

         Goodyear's principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. Goodyear manufactures and markets numerous lines of rubber tires for:

         - automobiles                 - farm implements
         - trucks                      - earthmoving equipment
         - buses                       - aircraft
         - motorcycles                 - industrial equipment
                                       - various other applications

in each case for sale to original equipment manufacturers and in replacement markets worldwide. Goodyear also:

         - manufactures and sells flaps for truck tires and other types of tires.
         - retreads truck, aircraft and heavy equipment tires.
         - manufactures and sells tread rubber and other tire retreading materials.
         - provides automotive repair services and miscellaneous other products and services.

         The total sales and operating income of the Tire Segments during the periods indicated were:

         (IN MILLIONS OF DOLLARS)                       YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                      2000        1999        1998
                                                   ---------   ---------   ---------
         Total sales of Tire Segments ..........   $12,674.9   $11,645.5   $11,304.2
         Total operating income of Tire Segments   $   491.7   $   357.8   $   809.9

The Dunlop businesses, which were acquired on September 1, 1999, contributed sales to the Tire Segments of $2.3 billion during the year ended December
31, 2000 and $873.4 million during the four months ended December 31, 1999. Of the 223.3 million tires sold by Goodyear during 2000, 37.3 million were sold by the Dunlop businesses. In 1999, the Dunlop businesses sold 14.4 million of the
200.5 million tires sold by Goodyear.

         The principal class of products of the Tire Segments is new tires for most applications. The percentages of Goodyear's consolidated net sales and operating income attributable to the Tire Segments, and the percentage of Goodyear's net sales attributable to new tires, for each year in the three year period ended December 31, 2000 were:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     2000     1999     1998
                                                     ----     ----     ----
         Total sales of Tire Segments ..........     87.9%    87.2%    86.4%
         Total operating income of Tire Segments     82.1%    65.7%    76.8%
                   Tire sales ..................     81.2%    79.5%    77.2%

         Worldwide, Goodyear's sales of new tires to the numerous replacement markets it serves substantially exceed its sales of new tires to original equipment manufacturers. Goodyear's worldwide tire unit sales in the replacement markets served and to vehicle manufacturers for mounting as original equipment on vehicles ("OE") during the periods indicated were:

              GOODYEAR ANNUAL TIRE UNIT SALES - REPLACEMENT AND OE

         (IN MILLIONS OF TIRES)                  YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                               2000       1999       1998
                                              -----      -----      -----
         Replacement .................        157.8      141.3      132.9
         Original Equipment ..........         65.5       59.2       54.7
                                              -----      -----      -----
              Total Goodyear Worldwide        223.3      200.5      187.6

         Goodyear offers two basic constructions of tires, radial and bias ply. Various belting and reinforcing materials are used, including nylon and polyester fiber tire cord and steel belts and tire cord. Approximately 96.6% of all passenger tires, 85.3% of all light truck tires and 79.7% of all medium truck tires sold by Goodyear during 2000 were radial construction.

         No customer or group of affiliated customers accounted for as much as 4.7% of Goodyear's consolidated net sales during 2000, 1999 or 1998. Worldwide, Goodyear's annual net sales to its ten largest customers, including their respective affiliates, represented less than 22.0% of consolidated net sales during each of 2000, 1999 or 1998.

         No customer or group of affiliated customers accounted for as much as 4.8% of the sales of the Tire Segments during 2000, 1999 or 1998. Annual sales by the Tire Segments to the ten largest customers of the Tire Segments, including their respective affiliates, represented less than 22.5% of the total sales of the Tire Segments during each of 2000, 1999 or 1998.

         New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors:
Bridgestone/Firestone (based in Japan) and Michelin/UniroyalGoodrich (based in France). Other significant competitors include Continental/ General, Cooper Tire, Pirelli, Sumitomo, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

         Goodyear competes with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. Goodyear-brand tires enjoy a high recognition factor worldwide and have a reputation for performance, high quality and value. Goodyear believes Dunlop-brand tires enjoy a high recognition factor in North America and Europe and have a reputation for performance, quality and value. Kelly-brand, Fulda-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by Goodyear, and tires manufactured and sold by Goodyear to private brand customers, compete primarily on the basis of value and price.

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

         During 1999 and into the first quarter of 2000, the demand in North America for certain Goodyear-brand passenger and truck tire lines and sizes, primarily from its original equipment and mass merchandise retail chain customers, exceeded the Company's ability to supply tires when ordered, resulting in significantly lower than normal order fill rates. Order fill rates have returned to normal levels.

         Tire unit sales for each of the Tire Segments and for Goodyear worldwide during the periods indicated were:

                        GOODYEAR'S ANNUAL TIRE UNIT SALES

                                                              YEAR ENDED DECEMBER 31,
                                                           ----------------------------
         (IN MILLIONS OF TIRES)                             2000       1999       1998
                                                           ------     ------     ------
         North American Tire .........................      115.9      109.1      105.0
         European Union Tire .........................       60.3       45.7       35.4
         Eastern Europe, Africa and Middle East Tire .       15.6       15.8       15.5
         Latin American Tire .........................       19.7       17.8       20.8
         Asia Tire ...................................       11.8       12.1       10.9
                                                           ------     ------     ------
                 Goodyear worldwide ..................      223.3      200.5      187.6

         The following table indicates the percentage change in Goodyear's annual unit sales of passenger, truck and farm tires by Tire Segment and worldwide:

       PERCENTAGE INCREASE (DECREASE) IN GOODYEAR'S ANNUAL TIRE UNIT SALES

                                                        2000 VS 1999    1999 VS 1998
                                                        ------------    ------------
         North American Tire ........................        6.3%            3.8%
         European Union Tire ........................       31.8%           29.1%
         Eastern Europe, Africa and Middle East Tire        (1.5)%           2.2%
         Latin American Tire ........................       11.0%          (14.7)%
         Asia Tire ..................................       (2.1)%          11.3%

                 Tire Segments worldwide ............       11.4%            6.9%

         Based on information available from various industry and other sources, Goodyear estimates that, worldwide, passenger and truck tire shipments by the industry during the periods indicated were:

               ESTIMATED ANNUAL WORLDWIDE INDUSTRY TIRE SHIPMENTS

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
         (IN MILLIONS OF TIRES)                    2000      1999      1998
                                                  -----     -----     -----
         Worldwide industry tire shipments        892.4     870.0     822.5

         On the basis of annual net tire sales, Goodyear was the largest tire manufacturer in the world during 2000. Based on information published by the Rubber Manufacturers Association (the "RMA") and various other sources, it is estimated that Goodyear's share of the worldwide auto, truck and farm tire markets was approximately:

                      GOODYEAR SHARE OF GLOBAL TIRE MARKET
                          (AUTO, TRUCK AND FARM TIRES)

                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                  2000      1999      1998
                                                  ----      ----      ----
         Goodyear share of global tire market     23.0%     20.1%     19.1%

NORTH AMERICAN TIRE

         Goodyear's largest segment, the North American tire business ("North American Tire"), develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. The principal class of products of North American Tire is new tires for most applications. North American Tire manufactures tires in 14 plants in the United States and Canada.

         The sales and operating income of North American Tire during the periods indicated were:

                 NORTH AMERICAN TIRE SALES AND OPERATING INCOME

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
         (IN MILLIONS OF DOLLARS)                   2000         1999         1998
                                                  --------     --------     --------
         North American Tire sales ..........     $7,111.3     $6,648.6     $6,507.9
         North American Tire operating income     $  260.7     $   26.3     $  314.2

The Dunlop businesses in North America contributed sales of $755.0 million during 2000, and $252.3 million during the four months ended December 31, 1999.

         North American Tire sold approximately 115.9 million tires during 2000, including 12.3 million tires sold by the Dunlop businesses. North American Tire sold 109.1 million tires during 1999, including 4.1 million units sold by the Dunlop businesses, and 105.0 million tires during 1998.

         The percentages of Goodyear's consolidated net sales and operating income attributable to North American Tire, and the percentages of the North American Tire's sales attributable to new tires, for the periods indicated were:

                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                      2000        1999        1998
                                                      ----        ----        ----
         North American Tire sales ..........         49.3%       49.8%       49.7%
         North American Tire operating income         43.5%        4.8%       29.8%
                   Tire sales ...............         89.9%       88.1%       86.3%

         TIRES. North American Tire manufactures and sells a broad line of tires in North America for automobiles, trucks, motorcycles, buses, farm implements, earthmoving equipment, aircraft and industrial equipment and for various other applications.

         Goodyear-brand radial passenger tire lines sold in North America include the Aquatred line of tires, Eagle high performance and touring tires, Eagle Aquatred high performance tires, and run-flat extended mobility technology
(EMT) tires. The major lines of Goodyear-brand radial tires offered in the United States and Canada for sport utility vehicles and light truck are the Wrangler and Workhorse. North American Tire also manufactures and sells Dunlop-brand, Kelly-brand, other house brand and several private-brand radial passenger tires in the United States and Canada.

         North American Tire manufactures and markets a full line of Goodyear-brand all-steel cord and belt construction radial medium truck tires, the Unisteel series, for various applications, including line haul highway use and off-road service. The current truck tire line includes the Unisteel G-177, which features a high-tensile steel reinforced cording, a skid resistant tread design and a new damage resistant tread compound, and the Unisteel G-397 line haul steer tire, which features reinforced belting of super-tensile steel with a polyimide top belt for resistance to damage and rust propagation and increased retreadability. North American Tire also manufactures and distributes various lines of Dunlop-brand and Kelly-brand radial and bias-ply truck tires for sale in the United States and Canadian replacement markets.

         Several lines of tires for other applications are manufactured by Goodyear in North America, including radial and bias-ply tires for farm machinery and heavy equipment. Goodyear also manufactures aircraft tires for commercial and military aircraft in the United States.

         RELATED PRODUCTS AND SERVICES. North American Tire also:

         - retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers.
         - manufactures tread rubber and other tire retreading materials for various applications.
         - provides automotive maintenance and repair services at 1,091 retail outlets.
         - sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers.
         - provides miscellaneous other products and services.

MARKET AND OTHER INFORMATION

         North American Tire sells Goodyear-brand and Dunlop-brand tires to OE customers for use as original equipment on vehicles they produce and sells Goodyear-brand, Dunlop-brand, Kelly-brand, other house brand and several lines of private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Goodyear's sales of tires in the North American replacement markets substantially exceed its sales of tires to OE customers.

         Tire unit sales to OE customers and in the replacement markets in the United States and Canada during the periods indicated were:



               NORTH AMERICAN TIRE UNIT SALES - REPLACEMENT AND OE

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
         (IN MILLIONS OF TIRES)                    2000       1999       1998
                                                   -----      -----      -----
         Replacement tire unit sales ......         79.5       71.8       70.1
         Original Equipment tire unit sales         36.4       37.3       34.9
                   Total ..................        115.9      109.1      105.0

         During 2000, North American Tire exported and sold approximately 2.7% (2.6% in 1999) of its tire production to unaffiliated customers outside North America, delivered approximately 1.9% (1.9% in 1999) of its tire production to the other Tire Segments, primarily European Union Tire and Latin American Tire, and imported approximately 8.0% (8.0% in 1999) of the tires it sold from the other Tire Segments, primarily Latin American Tire and Asia Tire.

         All passenger tires (except bias-ply temporary spare tires) and approximately 96.0% of all light and medium truck tires sold by Goodyear in the United States and Canada during 2000 were radial construction. Approximately 29.8% (36.9% in 1999 and 33.8% in 1998) of all passenger tires sold by the Company in the United States and Canada during 2000 were high performance type tires.

         No customer or group of affiliated customers of North American Tire accounted for as much as 6.1% of its sales during 2000, 7.3% of its sales during 1999 or 7.0% during 1998. The ten largest customers of North American Tire accounted for less than 36.0% of its sales during 2000, less than 35.5% of its sales during 1999 and less than 34.7% of its sales during 1998.

         Goodyear is a major supplier of tires to most manufacturers of automobiles, trucks, farm and construction equipment and aircraft that have facilities located in North America. North

American Tire supplies tires to most motor vehicle manufacturers with plants in North America, including:

         - DaimlerChrysler                - AAI
         - Ford                           - Freightliner
         - General Motors                 - International Truck and Engine
         - BMW                            - Kenworth
         - Honda                          - Mack Truck
         - Mitsubishi                     - Peterbuilt
         - Nissan                         - Caterpillar
         - Toyota                         - John Deere
         - Volvo                          - J.I. Case

Aircraft manufacturers supplied by Goodyear include Boeing and Lockheed-Martin.

         Goodyear's major competitors in the North American tire market are Bridgestone/Firestone, Michelin/UniroyalGoodrich, Continental/General and Cooper Tire, each with manufacturing facilities and other operations in North America. Other significant competitors in North America are Pirelli, Toyo, Yokohama, Kumho, Hankook, who are primarily importers of tires, and various regional tire manufacturers that export tires to North America.

         Goodyear-brand, Dunlop-brand and Kelly-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal method of distribution for Goodyear-brand tires is a large network of independent dealers. Goodyear-brand, Dunlop-brand and Kelly-brand tires are also sold to numerous national and regional retail marketing firms in the United States, including Sears Roebuck & Co., Wal-Mart, Penske Auto Centers and numerous other firms. In addition, Goodyear operates approximately 1,091 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Brad Ragan, Carolina Tire, Allied or Just Tires trade styles. Several lines of Dunlop-brand and Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brand tires are sold to independent dealers, to national and regional wholesale marketing organizations, including TBCCorporation, retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, and to various other retail marketers.

         Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through retail outlets operated by Goodyear. Automotive repair and maintenance items, and associated merchandise are purchased by Goodyear for distribution to many of Goodyear's tire dealers.

         North American Tire from time to time offers various financing and extended payment programs to certain of its tire customers in the replacement market. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and prevailing tire industry practices. Tire inventories are maintained at levels designed to optimize production schedules, assure prompt delivery to customers and minimize working capital requirements, subject to adjustments to reflect unanticipated changes in demand.

         Based on data published by the RMA and information obtained from other industry sources, industry shipments of passenger and light and medium highway truck tires in the United States during the periods indicated were:

                 INDUSTRY ANNUAL UNIT SALES IN THE UNITED STATES

                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------
(IN MILLIONS OF TIRES)                                2000     1999     1998
                                                      ----     ----     ----
U.S. Passenger Tire shipments ....................     259      253      242
U.S. Light and Medium Truck Tire shipments .......      63       64       58
                                                      ----     ----     ----
   Total Industry Passenger and Truck Tire shipments   322      317      300

         Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 2001 to be 258 million tires, a decrease of over one million units compared to 2000. Passenger tire demand in 2001 is expected to be 1.7% lower than in 2000 in the original equipment market and .4% lower than in 2000 in the replacement market. Goodyear estimates that demand for light and medium highway truck tires in the United States during 2001 will be 64 million units, a 1% increase compared to 2000.

         Goodyear sold more tires in the United States and Canada than any other tire manufacturer during the three years ended December 31, 2000. Based on information published by industry and other sources, Goodyear estimates that its share of the North American (United States and Canada) tire market in each of the periods indicated was approximately:


            GOODYEAR'S SHARE OF TIRE MARKET - U.S. AND NORTH AMERICA

         YEAR ENDED DECEMBER 31,             UNITED STATES       NORTH AMERICA
         -----------------------             -------------       -------------
                 2000 .................          30.8%               31.1%
                 1999 .................          28.9%               29.6%
                 1998 .................          28.8%               29.6%

         The National Highway Traffic Safety Administration ("NHTSA"), under authority granted to it by the National Traffic and Motor Vehicle Safety Act of 1966, as amended, has established various standards and regulations relating to motor vehicle safety, some of which apply to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having defects deemed to present a significant safety risk. NHTSA requires the registration of tires for identification in the event of a product recall, the grading of passenger tires for treadwear, traction and temperature resistance pursuant to prescribed testing procedures and the molding of such grades into the sidewall of each tire. Passenger and highway truck tires are required to be identified by ten-digit manufacturing identification codes molded on the sidewall of each tire. The effect of compliance with these regulations on Goodyear's sales and profits cannot be determined. However, these regulations increase the cost of producing and marketing passenger tires in the United States.


EUROPEAN UNION TIRE

         Goodyear's second largest Tire Segment ("European Union Tire ") develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in the member states of the European Union and in Norway and Switzerland, exports tires to other regions of the world, and provides related products and services. European Union Tire manufactures tires in 13 plants located in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire, including the Dunlop businesses acquired on September 1, 1999, are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear.

         The sales and operating income of European Union Tire during the periods indicated were:

                 EUROPEAN UNION TIRE SALES AND OPERATING INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
          (IN MILLIONS OF DOLLARS)                  2000       1999       1998
                                                  --------   --------   --------
         European Union Tire sales ..........     $3,198.1   $2,642.7   $2,139.8
         European Union Tire operating income     $   88.7   $  188.0   $  199.7

The Dunlop businesses in Europe contributed sales of approximately $1.5 billion during 2000 and $621.1 million during the four months ended December 31, 1999 to European Union Tire. European Union Tire sold approximately 60.3 million tires in 2000, including 25.0 million tires contributed by the Dunlop businesses, compared to 45.7 million tires in 1999, including 10.3 million tires contributed by the Dunlop businesses, and 35.4 million tires in 1998.

         The percentages of Goodyear's consolidated net sales and operating income attributable to European Union Tire, and the percentages of European Union Tire's sales attributable to new tires, for the periods indicated were:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----
         European Union Tire sales ..........      22.2%       19.8%       16.4%
         European Union Tire operating income      14.8%       34.5%       18.9%
                   Tire sales ...............      96.8%       98.2%       93.0%

         European Union Tire:

         - manufactures and sells Goodyear-brand, Dunlop-brand (since September 1, 1999), Fulda-brand and Kelly-brand passenger, truck, motorcycle, farm and heavy equipment tires.
         - sells Debica-brand and Sava-brand passenger, truck and farm tires manufactured by the Eastern Europe, Africa and Middle East Tire segment.
         - sells new, and manufactures and sells retreaded, aircraft tires.
         - provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers.
         - offers automotive repair services at retail outlets in which it owns a controlling interest.
         - provides miscellaneous related products and services.


MARKETS AND OTHER INFORMATION

         European Union Tire distributes and sells tires throughout the European Union and in Norway and Switzerland. During 2000, European Union Tire sold approximately 17.9 million (12.7 million during 1999 and 10.1 million during 1998) tires to OE customers and 42.4 million (33.0 million during 1999 and 25.3 million during 1998) tires in the replacement markets it serves.

         During 2000, European Union Tire exported approximately 4.5% (less than 1% in 1999) of its tire production to unaffiliated customers and approximately 5.3% (7% during 1999) of its tire production to other Tire Segments, primarily North American Tire. Approximately 20% (6.3% in 1999) of the tires sold by European Union Tire were imported from other Tire Segments, primarily Eastern Europe, Africa and Middle East Tire. Substantially all passenger and light and medium truck tires sold during 2000 were radials and 47% (30% in 1999) of all passenger tires sold were high performance type tires.

         European Union Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Western Europe. Manufacturers supplied by Goodyear include DaimlerChrysler, BMW, Fiat, Renault, Volkswagen-Audi, Volvo, Ferrari, Peugeot, Alfa Romeo, subsidiaries of Ford and General Motors, and New Holland.

         Goodyear is a leading tire manufacturer in Western Europe. Based on data published by industry and other sources, Goodyear estimates that its share of the Western European tire market was approximately 22% in 2000 (18% in 1999 and 15% in 1998), second in the region to Michelin's 30% (30% in 1999 and 30% in
1998) market share. Principal competitors are Michelin, Continental, Bridgestone/Firestone and Pirelli. Other significant competitors include several regional tire producers and imports from other regions, primarily Asia.

         Goodyear-brand and Dunlop-brand tires are sold in the replacement markets served by European Union Tire through various channels of distribution, principally independent tire dealers who sell several brands of tires. In some markets, Goodyear-brand tires, as well as Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand, Sava-brand, Falken-brand and Pneumant-brand tires, are distributed through independent dealers, regional distributors and approximately 543 retail outlets operated by multi-brand retail tire chains controlled by Goodyear.

         No customer or group of affiliated customers accounted for as much as 5.0% of the sales of European Union Tire during 2000, 3.1% of its sales during 1999 or 2.7% of its sales during 1998.

The ten largest customers of European Union Tire represented less than 20.1% of its sales for 2000, less than 19.3% of its sales during 1999 and less than 17.0% of its sales during 1998. European Union Tire offers payment terms consistent with industry practice in the region. The payment terms offered to customers in each market served are consistent with industry practice. The inventory levels and working capital requirements of European Union Tire are not unusual relative to the volume of sales involved and prevailing tire industry practices in the markets it serves.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Another Tire Segment, the Eastern Europe, Africa and Middle East tire business ("EEAME Tire"), develops, manufactures, distributes and sells passenger, truck, farm and construction equipment tires in Eastern Europe, Africa and the Middle East. EEAME Tire manufactures tires at plants located in Morocco, Poland, Slovenia, South Africa and Turkey. EEAME Tire maintains sales operations in most countries in Eastern Europe, including Russia, Africa and the Middle East, exports tires for sale in North America, Western Europe and other regions of the world, and provides related products and services in certain markets it serves.

         The sales and operating income of EEAME Tire during the periods indicated were:

                        EEAME SALES AND OPERATING INCOME

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
         (IN MILLIONS OF DOLLARS)         2000        1999        1998
                                         ------      ------      ------
         EEAME Tire sales ..........     $793.0      $812.9      $867.4
         EEAME Tire operating income     $ 54.6      $ 49.8      $102.4

EEAME Tire sold approximately 15.6 million tires in 2000, compared to 15.8 million tires in 1999 and 15.5 million tires in 1998.

         The percentages of Goodyear's consolidated net sales and operating income attributable to EEAME Tire, and the percentages of EEAME Tire's sales attributable to new tires, for the periods indicated are:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                             2000        1999        1998
                                             ----        ----        ----
         EEAME Tire sales ..........          5.5%        6.1%        6.6%
         EEAME Tire operating income          9.1%        9.1%        9.7%
                   Tire sales ......         93.4%       92.7%       95.0%

         EEAME Tire manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand and Sava-brand tires and sells Dunlop-brand (since September 1,
1999) and Fulda-brand tires manufactured by European Union Tire. EEAME Tire also sells new and retreaded aircraft tires, provides various retreading and related services for truck and heavy equipment tires, sells automotive parts and accessories and provides automotive repair services.


MARKETS AND OTHER INFORMATION

         EEAME Tire distributes and sells tires in most countries in Eastern Europe, Africa and the Middle East. Tires are sold to all classes of customers. During 2000, approximately 98% (98% in 1999) of the passenger and light truck tires, and approximately 82% (77% in 1999) of all medium truck tires, sold by EEAME Tire were radials. Approximately 16% of all passenger tires sold by EEAME Tire during 2000 (12% during 1999) were high performance type tires.

         During 2000, EEAME Tire sold approximately 3.5 million (3.2 million in 1999 and 3.2 million in 1998) tires to OE customers and 12.1 million (12.6 million in 1999 and 12.3 million in 1998) tires in the several replacement markets it serves. EEAME Tire exported and sold approximately 3% of its 2000 tire production (5% in 1999) to unaffiliated customers located outside

Eastern Europe, Morocco, South Africa and Turkey, which customers were located primarily in the Middle East and Africa. Approximately 54% of the tires produced by EEAME Tire during 2000 (51% in 1999) were delivered to other Tire Segments, primarily European Union Tire. Approximately 23% of the tires sold by EEAME Tire during 2000 (11% in 1999) were imported from other Tire Segments.

         EEAME Tire is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Poland, South Africa and Turkey. Manufacturers supplied by EEAME Tire include Fiat Auto Poland, Daewoo Poland, VW South Africa, Fiat Turkey and Renault Turkey. EEAME Tire has a significant share of each of the markets it serves. Its major competitors are Michelin, Bridgestone/Firestone, Continental and Pirelli. Other competition includes regional and local tire producers and imports from other regions, primarily Asia.

         Goodyear-brand tires in the various replacement markets served by EEAME Tire are sold primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, as well as Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In South Africa, tires are also sold through a retail chain of approximately 220 retail stores owned by Goodyear. In the Middle East and most of Africa, tires are sold primarily through regional distributors for resale to independent dealers.

         No customer or group of affiliated customers accounted for as much as 2.8% of the sales of EEAME Tire during 2000 or as much as 3.0% in 1999 or 4.1% in 1998. Sales to the ten largest customers of EEAME Tire represented less than 11.8% of its 2000 sales and less than 13.0% of its 1999 sales and less than 15.2% of its 1998 sales. The payment terms offered customers of EEAME in each market it serves are consistent with industry practices. The inventory levels and working capital requirements of EEAME Tire are not unusual relative to the volume of sales involved and prevailing tire industry practices in the region.

LATIN AMERICAN TIRE

         Another Tire Segment, the Latin American tire business ("Latin American Tire"), manufactures, distributes and sells automobile, truck and farm tires in Mexico and throughout Central and South America ("Latin America"), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services. Latin American Tire manufactures tires in plants located in Brazil, Chile, Colombia, Guatemala, Mexico, Peru and Venezuela.

         The sales and operating income of Latin American Tire during the periods indicated were:

                 LATIN AMERICAN TIRE SALES AND OPERATING INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
          (IN MILLIONS OF DOLLARS)                  2000       1999       1998
                                                  --------   --------   --------
         Latin American Tire sales ..........     $1,047.9   $  948.1   $1,269.8
         Latin American Tire operating income     $   69.8   $   67.7   $  186.1

Latin American Tire sold approximately 19.7 million tires in 2000, compared to
17.8 million tires in 1999 and 20.8 million tires in 1998.

         The percentages of Goodyear's consolidated net sales and operating income attributable to Latin American Tire, and the percentages of Latin American Tire's sales attributable to new tires, for the periods indicated were:

                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                      2000        1999        1998
                                                      ----        ----        ----
         Latin American Tire sales ..........          7.3%        7.1%        9.7%
         Latin American Tire operating income         11.7%       12.4%       17.7%
                   Tire sales ...............         91.6%       89.0%       90.5%

        Latin American Tire manufactures and sells several lines of radial and bias-ply passenger, light and medium truck and farm tires. Latin American Tire also:

         - manufactures and sells pre-cured treads for truck and heavy equipment tires.
         - retreads, and provides various materials and related services for retreading, truck, aircraft and heavy equipment tires.
         - manufactures other products, including batteries for motor vehicles.
         - sells new aircraft tires.
         - provides miscellaneous other products and services.

MARKETS AND OTHER INFORMATION

         Latin American Tire distributes and sells several lines of tires for automobiles, trucks and farm equipment throughout Latin America to original equipment manufacturers, in the several replacement markets in the region and to various export markets. During 2000, Latin American Tire sold approximately 4.8 million tires to OE customers (3.6 million in 1999 and 5.2 million in 1998) and
14.9 million tires in the replacement markets it serves (14.2 million in 1999 and 15.6 million in 1998). In Latin America, approximately 86% of all passenger and light truck tires, and approximately 34% of all medium truck tires, sold by Goodyear during 2000 were radials.

         Latin American Tire is a major supplier of tires to most manufacturers of automobiles and trucks with facilities in Latin America, including DaimlerChrysler, Ford, General Motors, Volkswagen, Fiat and Renault. Latin American Tire sells tires to independent dealers and distributors in the various replacement markets in Latin America.

         Goodyear is a leading participant in each of the markets served by Latin American Tire. Major competitors in Latin America include
Bridgestone/Firestone, Michelin and Pirelli. Other competition includes various regional producers and imports, primarily from Asia.

         During 2000, Latin American Tire delivered approximately 32% (26.3% in
1999) of its tire production to other Tire Segments, primarily passenger and truck tires to the United States, exported and sold approximately 7% (9.1% in 1999) of its tire production to unaffiliated customers outside Latin America, and imported approximately 9% (8.3% in 1999) of the tires it sold from other Tire Segments.

         No customer or group of affiliated customers accounted for as much as 5.2% of Latin American Tire sales during 2000, as much as 6.5% of its sales during 1999 or as much as 8.2% of its sales during 1998. The ten largest customers of Latin American Tire represented less than 24.6% of its sales for 2000, 24.9% of its sales during 1999, and 27.5% of its sales during 1998.

         The working capital employed by Latin American Tire is limited to the extent possible to reduce the effects of inflationary economic conditions in the region. The inventories maintained by Latin American Tire are ordinarily at levels designed to optimize production schedules consistent with anticipated demand. The payment terms offered to customers in each Latin American country are consistent with industry practices. The working capital requirements of Latin American Tire are consistent with its sales volume and industry practices in the region.

         The operations of Latin American Tire in certain countries are affected from time to time by price controls, import controls, labor regulations, tariffs, and other restrictive governmental regulations.


ASIA TIRE

         Goodyear's tire business in Asia ("Asia Tire") engages in the development, manufacture, distribution and sale of tires throughout east, southeast and south Asia and the western Pacific. Asia Tire manufactures and sells radial and bias-ply tires for automobiles, light and medium trucks, farm implements and construction equipment for both the original equipment and replacement markets. Asia Tire manufactures tires at facilities located in China, India, Indonesia, Japan,

Malaysia, the Philippines, Taiwan and Thailand. Asia Tire also sells aircraft tires and retreads truck, heavy equipment and aircraft tires and provides miscellaneous other products and services.

         The sales and operating income of Asia Tire during the periods indicated were:

                      ASIA TIRE SALES AND OPERATING INCOME

                                               YEAR ENDED DECEMBER 31,
                                           ------------------------------
          (IN MILLIONS OF DOLLARS)          2000        1999        1998
                                           ------      ------      ------
         Asia Tire sales ..........        $524.6      $593.2      $519.3
         Asia Tire operating income        $ 17.9      $ 26.0      $  7.5

Asia Tire sold approximately 11.8 million tires during 2000, compared to 12.0 million units during 1999. The percentages of Goodyear's consolidated net sales and operating income attributable to Asia Tire, and the percentages of Asia Tire's sales attributable to new tires, for the periods indicated were:

                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                            2000        1999        1998
                                            ----        ----        ----
         Asia Tire sales ..........          3.6%        4.4%        4.0%
         Asia Tire operating income          3.0%        4.8%        0.7%
                   Tire sales .....         97.3%       96.7%       96.0%

MARKETS AND OTHER INFORMATION

         Asia Tire distributes and sells tires in most countries in Asia and the western Pacific. During 2000, Asia Tire sold approximately 3.0 million tires (2.4 million during 1999 and 1.4 million during 1998) to OE customers and 8.8 million tires (9.6 million during 1999 and 9.5 million during 1998) in the replacement markets it serves. During 2000, Asia Tire delivered approximately 7% (10% during 1999) of its tire production to other Tire Segments, primarily North American Tire, exported and sold approximately 1% (4% during 1999) of its tire production to unaffiliated customers located outside the region, and imported approximately 1% (2% during 1999) of the tires it sold from the other Tire Segments. Approximately 86% of all passenger and light truck tires, and approximately 3% of all medium truck tires, sold by Asia Tire during 2000 were radials.

         Asia Tire supplies tires to global automobile manufacturers with facilities in China, India, Indonesia, Malaysia and the Philippines, including BMW, Citroen, Daihatsu, DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Isuzu, Mitsubishi, Nissan, Toyota, Volkswagen and Volvo, and to regional manufacturers, including Perodua and Proton (Malaysia), Maruti, Skoda and Telco (India) and AAT (Thailand). In the replacement market, Asia Tire sells tires through approximately 7,400 distributors and dealers.

         Goodyear is a leading tire manufacturer in Indonesia, Malaysia and the Philippines and a significant supplier in Thailand, India, Japan, Korea and China. In Asia, Goodyear's principal competitors include Bridgestone, Michelin, Yokohama, Kumho, Hankook, MRF, Ceat and several regional and local tire companies.

         No customer or group of affiliated customers accounted for as much as 3.7% of the sales of Asia Tire during 2000, 7.2% of its sales during 1999, or 10.6% of its sales during 1998. The ten largest customers of Asia Tire accounted for less than 15.2% of its 2000 sales, less than 22.8% of its 1999 sales and less than 31.8% of its 1998 sales. Ordinarily, the working capital requirements of Asia Tire are low relative to the volume of sales involved and are consistent with prevailing tire industry practices in each market it serves. During the past two years working capital requirements have increased somewhat due to the economic downturn in most of the region.

         Asia Tire information does not include the operations of South Pacific Tyre, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand Company (together, "SPT"), which are joint ventures 50% owned by Goodyear and 50% owned by Pacific Dunlop Limited.

SPT is the largest tire manufacturer in Australia and New Zealand, with four tire manufacturing plants and 12 retread plants. In Australia and New Zealand, SPT sells Goodyear-brand and Dunlop-brand tires through a chain of 414 retail stores and commercial tire centers owned by SPT. For additional information regarding SPT, see Note 20, "Business Segments", of the notes to Financial Statements set forth in Item 8 of this Annual Report, at page 76.

         Asia Tire information includes the activities of two joint venture companies in Japan, each 25% owned by Goodyear and 75% owned by Sumitomo. One company distributes Goodyear-brand passenger and truck tires manufactured by Sumitomo in Japan, or by Goodyear in other countries, in the replacement market in Japan. The other company sells Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear's 25% share of the net income or loss of these companies is reported as an increase or decrease to the operating income of Asia Tire using the equity method of accounting.


ENGINEERED PRODUCTS

         Another Goodyear business is the development, manufacture, distribution and sale of numerous rubber and thermoplastic products worldwide ("Engineered Products"). The products and services offered by Engineered Products include:

         - belts and hose for motor vehicles
         - air springs, engine mounts and chassis parts for motor vehicles
         - conveyor and power transmission belts
         - air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications
         - tank tracks
         - various other products and miscellaneous services

Engineered Products manufactures products at 9 plants located in the United States and 15 plants located in Australia, Brazil, Canada, Chile, China, Mexico, Slovenia, South Africa and Venezuela.

         The sales and operating income of Engineered Products for the periods indicated were:

                 ENGINEERED PRODUCTS SALES AND OPERATING INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
          (IN MILLIONS OF DOLLARS)                  2000       1999       1998
                                                  --------   --------   --------
         Engineered Products sales ..........     $1,174.2   $1,234.8   $1,301.8
         Engineered Products operating income     $   43.1   $   70.4   $  111.7

The percentages of Goodyear's consolidated net sales and operating income attributable to Engineered Products for periods indicated are:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
         Engineered Products sales ..........        8.1%       9.2%      10.0%
         Engineered Products operating income        7.2%      12.9%      10.6%

MARKETS AND OTHER INFORMATION

         Most products of the Engineered Products segment are sold directly to manufacturers or through independent wholesale distributors. The major portion of Engineered Products sales is made to various industrial and transportation markets for replacement purposes.

         Engineered Products has several competitors which produce some, but not all, of the products manufactured by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles.

Goodyear is a significant supplier of these products. Goodyear also is a leading supplier of conveyor and power transmission belts and industrial hose products. More than 50 major firms participate in the various markets served by Engineered Products. The principal competitors of Engineered Products include Dana, Mark IV, Gates, Dayco, Bridgestone/Firestone, Conti-Tech, Trellberg, Tokai/DTR, Unipoly and Habasit. These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by Engineered Products are generally considered to be high quality and competitive in price and performance.

         During 2000, the ten largest customers of Engineered Products accounted for approximately 32.2% (41.3% in 1999 and 41.4% in 1998) of its sales and no customer, or group of affiliated customers, accounted for more than 6.7% (11.7% in 1999 and 13.7% in 1998) of its sales. The principal customers of Engineered Products include DaimlerChrysler, Ford, General Motors, International Truck and Engine, AutoZone, the Federal Government and Applied Industrial. The business of Engineered Products is not seasonal to any significant degree. Engineered Products does not maintain a significant inventory or require an unusual amount of working capital when considered in relation to the volume of business transacted.

CHEMICAL PRODUCTS

         Another Goodyear business is the development, manufacture, distribution and sale of synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plastic processing, and other chemical products for industrial customers worldwide ("Chemical Products"). Chemical Products owns and operates six manufacturing facilities, a natural rubber plantation and processing facility in Indonesia and conducts natural rubber purchasing operations.

         The sales and operating income of Chemical Products during the periods indicated were:

                  CHEMICAL PRODUCTS SALES AND OPERATING INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
          (IN MILLIONS OF DOLLARS)                2000      1999      1998
                                                --------   -------   -------
         Chemical Products sales ..........     $1,129.7   $ 949.8   $ 993.0
         Chemical Products operating income     $   64.2   $ 116.4   $ 132.7

         The percentages of Goodyear's consolidated net sales and operating income attributable to Chemical Products (which includes sales and operating income in respect of products transferred to Goodyear's other segments), and to the sales of Chemical Products to Goodyear's other segments, for the periods indicated were:

                                                                YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
         Chemical Products sales .........................      7.8%      7.1%      7.6%
         Chemical Products operating income ..............     10.7%     21.4%     12.6%

         Chemical Products Segment sales to other Segments      3.9%      3.6%      4.0%

         The major portion (50.0%, 52.0% and 54.0% in 2000, 1999 and 1998, respectively) of the revenues of Chemical Products were sales to Goodyear's other Segments, primarily synthetic rubber and rubber processing chemicals to North American Tire, on a formula price basis. Substantially all production is in the United States, except for certain rubber chemicals manufactured in France.

MARKETS AND OTHER INFORMATION

         The Tire Segments purchase approximately 70% of the synthetic rubber, and a significant portion of the rubber processing chemicals, produced by Chemical Products. All of the natural rubber produced by Goodyear's plantation and processing facility is used by Goodyear. All external sales of rubber processing and other chemical products are made directly to manufacturers of various products. Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. The principal competitors of Chemical Products include Bayer, Dow and Ameripol Synpol. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Goodyear believes the products offered by Chemical Products are generally considered to be high quality and competitive in price and performance.

         During 2000, the ten largest unaffiliated customers of Chemical Products accounted for approximately 14.9% (12.1% in 1999 and 10.9% in 1998) of its sales and no unaffiliated customer accounted for more than 4.1% (2.2% in 1999 and 2.0% in 1998) of its sales. The Chemical Products business is not seasonal to any significant degree and does not require an unusual amount of inventory or working capital relative to the volume of business transacted.

                          GENERAL BUSINESS INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal raw materials used by Goodyear are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 53%, 54% and 54% of all rubber consumed by Goodyear worldwide during 2000, 1999 and 1998, respectively. The Company's plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. Substantially all of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

         Nylon and polyester yarns are used by Goodyear, substantial quantities of which are processed in Goodyear's textile mills. Significant quantities of steel wire are used for radial tires, a portion of which is produced by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the materials and supplies it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 2000, Goodyear anticipates the continued availability (subject to possible spot shortages) of all raw materials it will require during 2001.

         Substantial quantities of hydrocarbon based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to Goodyear in quantities sufficient to satisfy the anticipated requirements of its manufacturing plants, subject to possible spot shortages.

         In the aggregate, the costs of natural rubber and other raw materials during 2000 increased approximately 8% from 1999 levels. Although natural rubber and crude oil prices decreased slightly in the world market beginning in late 2000, the Company anticipates that the cost of energy and most raw materials, especially materials and fuels derived from hydrocarbons, will remain at year-end 2000 levels or increase during 2001. Prices for raw materials and fuels are also likely to fluctuate significantly during 2001.

PATENTS AND TRADEMARKS

         Goodyear owns approximately 2,029 patents issued by the United States Patent Office and approximately 5,915 patents issued or granted in other countries around the world. Goodyear also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 738 applications for United States Patents pending and approximately 4,754 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are of material importance to Goodyear, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect any Segment or the Company considered as a whole.

         Goodyear owns or controls and uses approximately 1,535 different trademarks, including several using the word "Goodyear" or the word "Dunlop." These trademarks are protected by approximately 8,780 registrations and 1,120 pending applications worldwide. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business considered as a whole or to the business of any of its Segments are those using the word "Goodyear". Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.


BACKLOG

         Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its Segments or its business considered as a whole.


GOVERNMENT BUSINESS

         The percentages of Goodyear's net sales under contracts or subcontracts subject to termination at the election of the United States Government in the years indicated were:

                            YEAR ENDED DECEMBER 31,
                           ------------------------
                           2000      1999      1998
                           ----      ----      ----
                            0.9%      0.5%      0.6%

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

         Direct and indirect expenditures by Goodyear on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new, and improvements to existing, manufacturing processes and equipment during the periods indicated were:

    (IN MILLIONS OF DOLLARS)                               YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------
                                              2000       1999       1998       1997       1996
                                             ------     ------     ------     ------     ------
Research and Development Expenditures        $423.1     $438.0     $420.7     $384.1     $374.5

Goodyear estimates that it will expend approximately $400.0 million for research and development activities during 2001.


EMPLOYEES

         At December 31, 2000, Goodyear employed approximately 105,128 people throughout the world. Of the approximately 41,502 persons employed in the United States at December 31, 2000, approximately 12,548 were covered by a master collective bargaining agreement, dated May 9, 1997 (as supplemented in 2000), with the United Steel Workers of America, A.F.L.-C.I.O. - C.L.C. ("USWA"), which agreement will expire on April 19, 2003 and approximately 10,424 were cov-ered by other contracts with the USWA and various other unions. The major portion of employees in Europe and Latin America are represented by unions.


COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has several continuing programs designed to ensure its compliance with Federal, state and local environmental and occupational safety and health laws and regulations.

         Goodyear's expenditures relating to environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide during the periods indicated were:


   (IN MILLIONS OF DOLLARS)                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------
                                           2000      1999      1998      1997      1996
                                          -----     -----     -----     -----     -----
Environmental and Occupational Safety
  and Health Expenditures ...........     $ 6.5     $10.4     $17.5     $16.6     $12.5

Goodyear presently estimates that it will make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $17 million during 2001 and approximately $13 million during 2002.

         In addition, Goodyear expended approximately $79 million during 2000, and Goodyear estimates that it will expend approximately $101 million during 2001 and approximately $83 million during 2002, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances. The Company expects that these expenditures will be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and will not have a material adverse effect on Goodyear's competitive position in the industries in which it participates.

         At December 31, 2000, Goodyear had reserved $78.3 million for anticipated costs, including site studies, the design and implementation of remediation plans, post-remediation monitoring and legal and consulting fees, associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities.

         In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new environmental laws and regulatory standards and the availability of new technologies. Compliance with Federal, State and local environmental laws and regulations in the future may require a material increase in Goodyear's capital expenditures and may adversely affect Goodyear's earnings and competitive position.


                   INFORMATION ABOUT INTERNATIONAL OPERATIONS

         Through subsidiaries, Goodyear engages in manufacturing or sales operations in most countries in the world, including manufacturing operations in the United States and 27 other countries. Most of Goodyear's international manufacturing operations relate to the production of tires. Several engineered rubber and chemical products, as well as certain other products, are also manufactured in certain of Goodyear's plants located outside the United States.

      Goodyear's consolidated net sales and long-lived assets were split between the United States and all other countries as follows:

                                NET SALES                                                 LONG-LIVED ASSETS
           ---------------------------------------------------           -----------------------------------------------------
                 UNITED STATES             INTERNATIONAL                       UNITED STATES             INTERNATIONAL
  YEAR     ------------------------  -------------------------           -------------------------  --------------------------
  ENDED    IN MILLIONS   PERCENT OF   IN MILLIONS  PERCENT OF       AT    IN MILLIONS   PERCENT OF   IN MILLIONS    PERCENT OF
  12/31    OF DOLLARS   CONSOLIDATED  OF DOLLARS   CONSOLIDATED   12/31   OF DOLLARS   CONSOLIDATED   OF DOLLARS   CONSOLIDATED
  -----    ----------   ------------  ----------   ------------   -----   ----------   ------------   ----------   ------------
  2000      $  7,611.1     53%        $  6,806.0       47%        2000    $  4,188.5        57%       $  3,166.3       43%
  1999      $  7,136.6     53%        $  6,218.8       47%        1999    $  4,080.1        55%       $  3,290.2       45%
  1998      $  7,093.5     54%        $  5,988.1       46%        1998    $  2,750.6        51%       $  2,649.5       49%

Net sales to unaffiliated customers are attributed to the country where the sale is made, without regard to where the product was manufactured or where the product or service sold was delivered. During 2000, there was no foreign country in which Goodyear's operations contributed more than 6.3% of Goodyear's consolidated net sales. At December 31, 2000, there was no foreign country in which Goodyear's operations employed more than 5.5% of Goodyear's long-lived assets. Goodyear's operations in Brazil, Canada, England, Germany and France, Goodyear's five largest foreign operations, contributed approximately 22.7% of its consolidated net sales during 2000 and employed approximately 19.7% of Goodyear long-lived assets at December 31, 2000.

      SPT, a joint venture in which Goodyear has a 50% interest, operates four tire manufacturing plants, 12 retread plants and a chain of approximately 414 retail outlets in Australia, New Zealand and Papua - New Guinea. The net sales and operating income of SPT during the periods indicated were:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                     2000                   1999                  1998
                                                                    -------                -------               -------
            SPT net sales                                           $ 563.6                $ 674.5               $ 654.0
            SPT operating income                                    $ (11.1)               $  31.2               $  47.2

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

ITEM 2. PROPERTIES.

      Goodyear manufactures its products in 92 manufacturing facilities located around the world. There are 34 plants in the United States and 58 plants in 27 other countries.

      NORTH AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) and operates 23 manufacturing facilities used by North American Tire, which facilities have an aggregate of approximately 24.3 million square feet of floor space. North American Tire operates 11 tire plants, one steel tire wire cord plant, two tire mold plants, three textile mills and three tread rubber plants in the United States and three tire plants in Canada.

      EUROPEAN UNION TIRE MANUFACTURING FACILITIES. Goodyear owns 13 tire manufacturing facilities operated by European Union Tire, which facilities have an aggregate of approximately 13.9 million square feet of floor space. The Tire plants are located at:

      -     Amiens (2 plants) and Montlucon, France
      -     Fulda, Furstenwalde, Hanau, Philippsburg, Reisa and Wittlich,
            Germany
      -     Birmingham, Washington and Wolverhampton, Great Britain
      -     Colmar-Berg, Luxembourg

In addition, the Company owns two plants at Colmar-Berg, Luxembourg, for the manufacture of tire fabric, steel wire tire cord, tire molds and tire manufacturing machines.

      EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE MANUFACTURING FACILITIES. Goodyear owns six tire plants operated by EEAME Tire, which facilities have an aggregate of approximately 6.9 million square feet of floor space. The facilities are located at:

      -   Casablanca, Morocco                 -   Uitenhage, South Africa
      -   Debica, Poland                      -   Adapazari and Ismit, Turkey
      -   Kranj, Slovenia


      LATIN AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns eight tire plants operated by Latin American Tire, which facilities have an aggregate of approximately 7.1 million square feet of floor space. The facilities are located at:

      -   Americana and Sao Paulo, Brazil     -   Mexico City, Mexico
      -   Santiago, Chile                     -   Lima, Peru and
      -   Cali, Colombia                      -   Valencia, Venezuela
      -   Guatemala City, Guatemala

In addition, Goodyear manufactures tread rubber and tire molds in Brazil and batteries in Chile.


      ASIA TIRE MANUFACTURING FACILITIES. Goodyear owns (or has long term land use rights to) ten tire plants operated by Asia Tire, which facilities have an aggregate of approximately 5.4 million square feet of floor space. The facilities are located at:

      -   Dalian, China                         -   Kuala Lumpur, Malaysia
      -   Aurangabad and Ballabgarh, India      -   Las Pinas and Marikina,
      -   Bogor, Indonesia                          Philippines
      -   Tatsuno, Japan                        -   Taipei, Taiwan
                                                -   Bangkok, Thailand

      ENGINEERED PRODUCTS MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) 24 facilities at 9 United States and 15 international locations operated by Engineered Products, which have an aggregate of approximately 5.2 million square feet of floor space. Certain facilities manufacture more than one group of products. The facilities include:

      In the United States and Canada  -

      -   six hose products plants                          -   two molded rubber products plants
      -   three conveyor belting plants                     -   two power transmission products plants
      -   one air springs plant

      In Europe  -                                          In Asia  -

      -   two air springs plants                            -   one conveyor belting plant
      -   one power transmission products plant             -   one hose products plant

      In Latin America  -

      -   two air springs plants                            -   three power transmission products plants
      -   five hose products plants                         -   two conveyor belting plants

      In Africa -  - one conveyor belting and power transmission products plant

      CHEMICAL PRODUCTS MANUFACTURING FACILITIES. The Company owns six manufacturing facilities operated by Chemical Products having an aggregate of approximately 2.2 million square feet of floor space. The facilities are located in the United States (5) and France (1) and consist of:

      -   two synthetic rubber and rubber chemicals plants
      -   two specialty resins plants
      -   two rubber chemicals plants

      CAPITAL EXPENDITURES. The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear's capital expenditures for new plant and equipment, for expansion and modernization of existing plants and equipment and related assets, for tire molds, and for various other projects (excluding the cost of any acquisitions of new businesses) for the periods indicated were:


                              CAPITAL EXPENDITURES

                                                YEAR ENDED DECEMBER 31,
                                          ---------------------------------
            (IN MILLIONS OF DOLLARS)        2000         1999         1998
                                          -------      -------      -------
            U.S ....................      $ 347.8      $ 483.4      $ 447.7
            International ..........      $ 266.7      $ 321.6      $ 390.7
                                          -------      -------      -------
                     Total .........      $ 614.5      $ 805.0      $ 838.4

Capital expenditures used on projects to increase capacity and improve productivity totaled $330.4 million in 2000, $410.7 million in 1999, and $365.1 million in 1998. The Company estimates that its capital expenditures during 2001 will total approximately $550 million to $600 million, of which amount approximately $300 million to $350 million will be expended on projects to increase the capacity and improve the productivity of existing facilities.

      PLANT UTILIZATION. Goodyear's worldwide tire capacity utilization rate was approximately 95% during 2000, compared to approximately 92% during 1999 and 91% during 1998. Lower levels of capacity utilization by the tire industry during 2001 are anticipated based on current demand levels and announced and anticipated reductions in production levels by original equipment manufacturers in the United States and Europe.

      The manufacturing facilities used by Engineered Products were operated at approximately 70% of capacity during 2000, compared to approximately 69% in 1999 and 76% in 1998. The manufacturing facilities used by Chemical Products were operated at approximately 88% of rated capacity during 2000, compared to 86% in 1999 and 90% in 1998.

      In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. In addition, since 1996 Goodyear has acquired additional tire manufacturing capacity in various markets, including India, the Philippines, Poland, Slovenia and South Africa, and, in the global alliance with Sumitomo, in the United States, England, France and Germany. During 2000, Goodyear closed its tire plants in Italy and the major portion of the Dunlop tire plant in Birmingham, England, and will close a tire plant in Latin America in 2001. Goodyear expects that its manufacturing facilities will have production capacity sufficient to satisfy presently anticipated demand for its tires and other products for the foreseeable future.

      OTHER FACILITIES. Goodyear also owns and operates a rubber plantation processing facility in Indonesia, and research and development facilities and technical centers in Akron, Ohio, Colmar-Berg, Luxembourg, Lincoln, Nebraska, Green, Ohio, Marysville, Ohio, and Orsay, France and tire proving grounds in Akron, Ohio (82 acres), Colmar-Berg, Luxembourg (95 acres), Huntsville, Alabama (26 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres).

      Goodyear operates approximately 1,091 retail outlets for the sale of its tires to consumers in the United States and Canada and approximately 774 retail outlets in other countries. Worldwide, Goodyear operates approximately 129 tire retreading facilities and approximately 242 warehouse and distribution facilities. Substantially all of these facilities are leased. The Company does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 9, "Properties and Plants," and Note 10, "Leased Assets," of the Notes to Financial Statements set forth in Item 8 of this Annual Report at page 66.


ITEM 3. LEGAL PROCEEDINGS.

      At February 28, 2001, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

      (A) Since January 19, 1990, a series of 66 civil actions have been filed against Registrant in the United States District Court for the District of Maryland relating to the development of lung disease, cancer and other diseases by former employees of The Kelly-Springfield Tire Company ("Kelly"), formerly a wholly-owned subsidiary (and now a part) of Registrant, alleged to be the result of exposure to allegedly toxic substances, including asbestos and certain chemicals, while working at the Cumberland, Maryland tire plant of Kelly, which was closed in 1987. The plaintiffs allege, among other things, that Registrant, as the manufacturer or seller of certain materials, negligently failed to warn Kelly employees of the health risks associated with their employment at the Cumberland plant and failed to implement procedures to preserve their health and safety. The plaintiffs in these civil actions are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the District Court granted Registrant's motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. The plaintiffs appealed and, on May 11, 1998, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the District Court and remanded the cases for further proceedings. On January 28, 1999, the District Court granted Registrant's motion for summary judgment on causation and issued an order and judgment, dismissing each case with prejudice and assessing costs to the plaintiffs. The plaintiffs again appealed and, on July 27, 2000, the Court of Appeals vacated the judgment of the District Court and remanded the cases for further proceedings and instructed the District Court to consider whether the plaintiffs are entitled to limited additional discovery. On December 21, 2000, the District Court reaffirmed its opinion and again Registrant's motion for summary judgment and issued an order and final judgment in favor of Registrant, dismissing each case with prejudice and assessing costs against the plaintiffs.

      (B) On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named Plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Department of Energy ("DOE") located in Pike County, Ohio (the "Portsmouth DOE Plant"), against Divested Atomic Corporation ("DAC"), the successor by merger of Goodyear Atomic Corporation ("GAC"), Registrant and Lockheed Martin Energy Systems ("LMES"). GAC operated the Portsmouth DOE Plant for several years pursuant to a series of contracts with the DOE until LMES assumed operation of the Portsmouth DOE Plant on November 16, 1986. The Plaintiffs allege that the operators of the Portsmouth DOE Plant contaminated certain areas near the Portsmouth DOE Plant with radioactive and/or other hazardous materials causing property damage and emotional distress. Plaintiffs are claiming $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a new civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, on behalf of approximately 276 persons who currently reside, or in the past resided, near the Portsmouth DOE Plant against DAC, Registrant and LMES. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run off from the Portsmouth DOE Plant, that DAC (and, therefore, Registrant) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and
(iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million of punitive damages, other unspecified legal and equitable remedies, costs, expenses and attorney's fees.

      (C) On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against Registrant and two of its employees by 22 independent tire dealers or franchisees located in Texas who are or were customers of Registrant. The complaint alleges, among other things, that in the course of Registrant's commercial relationships and dealings with the plaintiffs, Registrant violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealing with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. In 1998, plaintiffs voluntarily dismissed the claim that Registrant violated the Texas Antitrust Act. In February 1999, on Registrant's motion, the Court issued an order dismissing with prejudice all of the claims of two of the plaintiffs and the claim of the remaining plaintiffs that Registrant breached its fiduciary duty to them. The twenty remaining plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to the greater of $230 million or 10% of Registrant's net worth, and injunctive and other relief.

      (D) On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against Registrant, Goodyear International Corporation, a wholly-owned subsidiary of Registrant ("GIC"), and five individuals, including Samir G. Gibara, Chairman of the Board and Chief Executive Officer of Registrant, by Orion Tire Corporation ("Orion"), China Tire Holdings Limited ("China Tire"), and China Strategic Holdings Limited ("China Strategic"). The plaintiffs allege, among other things, that in connection with Registrant's 1994 acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, Registrant and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, the defendants are alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs claim more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from Registrant and GIC and such further relief as the court may deem appropriate. On motions made by Registrant, the District Court dismissed all individual defendants from the proceedings for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire, and, on August 12, 1999, entered an order dismissing the entire cause of action. On September 9, 1999, the plaintiffs appealed the order of the District Court to the United States Court of Appeals for the Ninth Circuit.

      (E) In January of 1997, Registrant filed a civil action, Goodyear v. Chiles Power Supply Inc., case number 5:97CV0335, in the United States District Court for the Northern District of Ohio, Eastern Division, against Chiles Power Supply Inc. ("Heatway") seeking (a) to collect approximately $2.0 million for Entran III hose sold to Heatway and (b) to obtain a declaratory judgment in respect of Entran II hose sold to Heatway. Heatway counterclaimed for damages allegedly in excess of $2.0 billion, claiming, among other things, that the Entran II hose did not comply with the implied warranty of merchantability. Following a trial, the jury rendered its verdict in favor of Registrant, finding that Registrant did not breach the implied warranty of merchantability in respect of the 25 million feet of Entran II hose sold to Heatway. On February 4, 2000, the Court entered its order terminating and dismissing all of the counterclaims of Heatway and entering a judgment against Heatway for $2.07 million, plus interest and costs. On February 25, 2000, Heatway filed a voluntary petition (under Chapter 11 of the Bankruptcy Code) in the United States Bankruptcy Court, Western District of Missouri. The following actions also relate to Entran II hose used in Heatway systems. (1) In November 1998, a class action complaint was filed in the District Court of Eagle County, Colorado (Anderson, et al. v. Goodyear, et al., case number 98CV439), on behalf of a putative class consisting of all persons who have or have had an ownership interest in real property located in Colorado in which Heatway heating systems using Entran II hose had been installed. These plaintiffs claim, among other things, breach of express warranties, breach of implied warranties of merchantability and fitness for a particular purpose, negligence and strict liability for defective product against both Heatway and Registrant. In July 2000, the court denied class certification. In December 2000, the plaintiffs moved to amend their complaint and requested the court to reconsider its denial of class certification. (2) On January 26, 2001, a demand letter was sent to Registrant on behalf of several named claimants and a putative class consisting of all persons in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose in Heatway radiant floor heating systems installed in their homes to recover damages incident to their use of Entran II hose in a Heatway system. The demand letter asserts that the Entran II hose was defective, that Registrant, knowing it was defective, did not take steps to remedy the defects or to warn users of its defects. The claimants are demanding that Registrant establish a $250 million fund to be administered by the United States District Court for Massachusetts from which will be paid to the class members: (i) the cost of replacing Entran II hose, (ii) compensation for damages incurred to the claimant's property, and (iii) compensation for diminution of the value of the claimant's homes. (3) On February 15, 2001, Registrant received a class action complaint, Jane Bates, et al. vs Goodyear, case No. D-0101-CV-2001-359, in the First Judicial District Court, Santa Fe County, New Mexico, filed on behalf of two homeowners individually and as representation of a putative class of similarly situated homeowners in New Mexico alleging, among other things, that Entran II hose used in the Heatway heating systems installed in their homes is defective and unfit for that purpose and seeking unspecified damages to include, among other things, punitive and treble damages. (4) There are 20 other civil actions involving 47 homesites pending in various Federal and state courts relating to alleged defects in Entran II hose used in Heatway Systems. (5) On October 23, 2000 the United States District Court for the Northern District of Colorado, in a case brought by Lexington Insurance Company seeking to recover amounts it paid to approximately 51 homeowners that suffered property damage due to failures of Heatway systems installed in their homes, granted Registrant's motion for summary judgment dismissing Lexington's claim that it was entitled, as a subrogee, to recover from Registrant amounts paid to homeowners for property damage claims under insurance policies.

      (F) Since November 14, 2000, four class action complaints for damages and equitable relief have been filed against Goodyear: Julie Harper et al. vs. Goodyear et al., Circuit Court No. 18, 3rd Judicial Circuit, Madison County, Illinois, Civil Action No. 00L1154; Ronald Reusch et al. vs. Goodyear et al., United States District Court for the Eastern District of Wisconsin, Case No. 00-C-1562; Kim Adkins et al. vs. Goodyear et al., United States District Court for the Southern District of Ohio, Western Division, Civil Action No. C-1-01-0017; and Ryan J. Adkins et al. vs. Goodyear et al., United States District Court for the Northern District of West Virginia, Civil Action No. 5:01CV5. In each case the plaintiffs, on behalf of themselves and a putative class alleged to consist of all persons nationwide (other than claimants for personal injury or wrongful death) who own, or lease vehicles on which are mounted, specified types of Goodyear-brand, Kelly-brand and certain house-brand load range E and load range D light truck and recreational vehicle tires. The plaintiffs allege, among other things, that (i) Goodyear engaged in a "silent recall" of the specified types of load range D and E tires, thereby committing an unfair and deceptive trade practice, (ii) the specified types of tires did not conform to the express and implied warranties of merchantability, and (iii) Goodyear was negligent in the design and manufacture of the specified type tires. Plaintiffs are seeking actual damages, costs of suit, reasonable attorneys' fees, prejudgment interest, punitive or exemplary damages, a court supervised recall and repair or replacement program, and a public awareness campaign to alert the public to any defects in the specified types of tires.

      (G) On December 1, 2000, the National Highway Traffic Safety Administration gave Goodyear notice that it is conducting a preliminary evaluation of alleged failures of Goodyear's load range E light truck tires. The investigation relates to belt separations of all types and blowouts of load range E tires. Goodyear is cooperating fully with the NHTSA investigation.

      (H) Goodyear is currently one of several (usually in excess of 75) defendants in approximately 44,000 civil actions, involving approximately 75,000 claimants, in the state courts of New York, Pennsylvania, Maryland, Michigan, Ohio, Florida and Texas and certain Federal courts relating to the plaintiffs' alleged exposure to materials containing asbestos. It is expected that in a majority of these cases there will be no evidence of exposure to items containing asbestos produced by Goodyear. Goodyear manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 though 1969 and aircraft brake assemblies containing asbestos materials prior to 1985. Some of the claims relate to independent contractors who allege exposure to asbestos while working at certain Goodyear facilities. The plaintiffs allege various respiratory diseases resulting from exposure to asbestos, including in some cases lung cancer and mesothelioma. The plaintiffs are seeking actual and punitive damages and other relief.

      (I) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Registrant and its subsidiaries at February 28, 2001, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Registrant, based on available information, does not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

      Registrant, based on available information, has determined with respect to each legal proceeding pending against Registrant and its subsidiaries at February 28, 2001, either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 2000, by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear's consolidated net income for the period during which such determination occurs could be materially affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Registrant during the quarter ended December 31, 2000.



ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

      Set forth below are: (1) the names and ages of all executive officers (including executive officers who are also directors) of the Registrant at February 28, 2001, (2) all positions with the Registrant presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.


               NAME                                          POSITION(S) HELD                            AGE
              -------                                       ------------------                          -----
      SAMIR G. GIBARA                        CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER           61
                                                              AND A DIRECTOR

      Mr. Gibara served in various managerial capacities after joining Goodyear in 1966. Mr. Gibara was elected President and Chief Operating Officer of Registrant effective April 15, 1995, President and Chief Executive Officer of Registrant effective January 1, 1996, and Chairman of the Board, Chief Executive Officer and President effective July 1, 1996. Mr. Gibara has served as Chairman of the Board and Chief Executive Officer since October 3, 2000. He is the principal executive officer of Registrant. Mr. Gibara has been a director of Registrant since April 15, 1995.

      ROBERT J. KEEGAN                             PRESIDENT AND CHIEF OPERATING OFFICER                 53
                                                              AND A DIRECTOR

      Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of Registrant on October 3, 2000. Except for a two year period beginning in 1995, when Mr. Keegan was an executive vice president of Avery Dennison Corporation, Mr. Keegan held various marketing, finance and managerial positions at Eastman Kodak Company from 1972 through September 2000. He was president of Kodak Professional and a corporate vice president from July of 1997 to October 1998, when he was appointed President of Consumer Imaging and elected a Senior Vice President of Eastman Kodak Company. He served as an Executive Vice President of Eastman Kodak Company from July 2000 to September 2000. Mr. Keegan is the Chief Operating Officer of Registrant.

      JOHN POLHEMUS                                   PRESIDENT, NORTH AMERICAN TIRE                     56

      Mr. Polhemus served in various managerial positions in Goodyear's international operations until April 10, 1995, when he was appointed, and on November 5, 1996 elected, a Vice President of Registrant for the Latin America region, serving as the executive officer of Registrant responsible for Goodyear's tire operations in Latin America. Effective July 1, 1999, Mr. Polhemus was appointed, and on August 3, 1999 he was elected, President, Latin American Region, of Registrant. On August 1, 2000, Mr. Polhemus was elected President, North American Tire. Mr. Polhemus is the executive officer of Registrant responsible for Goodyear's tire operations in the United States and Canada. Mr. Polhemus has been an employee of Goodyear since 1969.

      SYLVAIN G. VALENSI                              PRESIDENT, EUROPEAN UNION TIRE                     58

      Mr. Valensi served in various finance, sales and marketing and managerial positions until February 1, 1996, when he was appointed Vice President, European Region. On November 5, 1996, Mr. Valensi was elected a Vice President of Registrant and, in that capacity, served as the executive officer of Registrant responsible for Goodyear's tire operations in Europe, Africa and the Middle East. Effective July 1, 1999, Mr. Valensi was appointed, and on August 3, 1999 he was elected, President, European Union Tire, of Registrant. Mr. Valensi is the executive officer of Registrant responsible for Goodyear's tire operations throughout Western Europe. Mr. Valensi has been an employee of Goodyear since 1965.

               NAME                                          POSITION(S) HELD                            AGE
              -------                                       ------------------                          -----
      MICHAEL J. RONEY                                  PRESIDENT, EASTERN EUROPE,                       46
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

      CHRISTOPHER W. CLARK                           PRESIDENT, LATIN AMERICAN REGION                    49

      Mr. Clark served in various financial posts until September 1, 1993, when he was appointed Finance Director, Latin American Region. He was managing director of P. T. Goodyear Indonesia Tbk, a subsidiary of Registrant, from October 1, 1996 to September 1, 1998, when he was appointed Managing Director of Goodyear do Brasil Produtos de Borracha Ltda, a wholly-owned subsidiary of Registrant. On August 1, 2000 he was elected, President, Latin American Region, of Registrant. Mr. Clark is the executive officer of Registrant responsible for Goodyear's tire operations in Mexico, Central America and South America. Mr. Clark has been an employee of Goodyear since 1973.

      HUGH D. PACE                                        PRESIDENT, ASIA REGION                         48

      Mr. Pace served in various international sales and marketing posts until 1992, when he became President and Managing Director of Compania Hulera Goodyear
- Oxo, S.A. de C.V., a wholly-owned subsidiary of Registrant. Effective December 1, 1998, Mr. Pace was elected a Vice President of Registrant, serving as the executive officer of Registrant responsible for Goodyear's tire operations in the Asia, Australia and western Pacific regions. Effective July 1, 1999, Mr. Pace was appointed, and on August 3, 1999 he was elected, President, Asia Region, of Registrant. Mr. Pace is the executive officer of Registrant responsible for Goodyear's tire operations in Asia, Australia and the western Pacific. Mr. Pace has been an employee of Goodyear since 1975.

      OTTAVIO J. MALLAMACI                            PRESIDENT, ENGINEERED PRODUCTS                     58

      Mr. Mallamaci served in various engineering, production and managerial posts in Goodyear's Engineered Products and Chemical Divisions until June 1, 1993, when he was appointed Director of Product Supply for Goodyear's Chemical Division. He was appointed General Manager of the Company's Chemical Division on June 1, 1999. Mr. Mallamaci was elected President, Engineered Products, of Registrant on August 1, 2000. He is the executive officer of Registrant responsible for Goodyear's Engineered Products operations worldwide. Mr. Mallamaci has been an employee of Goodyear since 1969.

      TIMOTHY R. TOPPEN                                PRESIDENT, CHEMICAL DIVISION                      45

      Mr. Toppen served in various research, technology and marketing posts until May 1, 1995, when he was appointed Marketing Manager for the Chemical Division. He was appointed Director of Research and Development for Engineered Products on April 1, 1997. Mr. Toppen was elected President, Chemical Division, of Registrant on August 1, 2000. Mr. Toppen is the executive officer of Registrant responsible for Goodyear's Chemical Products operations worldwide. Mr. Toppen has been an employee of Goodyear since 1978.

               NAME                                          POSITION(S) HELD                            AGE
              -------                                       ------------------                          -----
      ROBERT W. TIEKEN                                   EXECUTIVE VICE PRESIDENT                        61
                                                        AND CHIEF FINANCIAL OFFICER

      Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice President and the Chief Financial Officer of Registrant. Mr. Tieken was the Vice President of Finance of Martin Marietta Corporation from April 1993 through April 1994. Mr. Tieken was Vice President, Finance and Information Technology, of General Electric Aerospace from 1988 through April 1993, when it was acquired by Martin Marietta Corporation. Mr. Tieken is the principal financial officer of Registrant.

      VERNON L. DUNCKEL                                   SENIOR VICE PRESIDENT,                         62
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

      JOSEPH M. GINGO                                     SENIOR VICE PRESIDENT,                         56
                                                  TECHNOLOGY AND GLOBAL PRODUCTS PLANNING

      Mr. Gingo served in various research and development and managerial posts until January 1, 1995, when he was appointed Vice President, Asia Region. On November 5, 1996, Mr. Gingo was elected a Vice President of Registrant and, in that capacity, was responsible for Goodyear's operations in Asia, Australia and the western Pacific until September 1, 1998, when he was placed on special assignment to the Chairman of the Board. From December 1, 1998 to June 30, 1999, Mr. Gingo served as the Vice President of Registrant responsible for Goodyear's worldwide Engineered Products operations. Effective July 1, 1999, Mr. Gingo was appointed, and on August 3, 1999 he was elected, Senior Vice President, Technology and Global Products Planning, of Registrant. Mr. Gingo is the executive officer of Registrant responsible for Goodyear's research and tire technology development and product planning operations worldwide and for Goodyear's global aviation and off-the-road tire businesses. Mr. Gingo has been an employee of Goodyear since 1966.

      C. THOMAS HARVIE                            SENIOR VICE PRESIDENT, GENERAL COUNSEL                 57
                                                               AND SECRETARY

      Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel of Registrant. Effective July 1, 1999, Mr. Harvie was appointed, and on August 3, 1999 he was elected, Senior Vice President and General Counsel of Registrant. He was elected Senior Vice President, Secretary and General Counsel effective June 16, 2000. Mr. Harvie is the chief legal officer of Registrant and is the executive officer of Registrant responsible for the government relations and real estate activities of Goodyear. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc. from 1989 through June 1995.

      JOHN P. PERDUYN                                     SENIOR VICE PRESIDENT,                         61
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

               NAME                                          POSITION(S) HELD                            AGE
              -------                                       ------------------                          -----
      CLARK E. SPRANG                                     SENIOR VICE PRESIDENT,                         58
                                                   BUSINESS DEVELOPMENT AND INTEGRATION

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

      W. JAMES FISH                                       SENIOR VICE PRESIDENT,                         57
                                                          GLOBAL HUMAN RESOURCES

      Mr. Fish joined Goodyear on February 1, 2000. He was elected Senior Vice President, Global Human Resources, of Registrant on February 8, 2000. He is the executive officer of Registrant responsible for Goodyear's global human resources activities. Prior to joining Goodyear, Mr. Fish was Executive Director, Corporate Human Resources at Ford Motor Company from 1994 to 1996. He served as the Executive Director, Human Resources Customer Operations, of Ford Motor Company from 1996 to October 1999 and as Senior Vice President for Human Resources of Collins & Aikman from November 1999 to January 2000.

      STEPHANIE W. BERGERON                            VICE PRESIDENT AND TREASURER                      47

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

      DONALD D. HARPER                                        VICE PRESIDENT                             54

      Mr. Harper served in various organizational effectiveness and human resources posts until December 1, 1994, when he was appointed Director of Human Resources for North American Tire. In June 1996, Mr. Harper was appointed Vice President of Human Resources Planning, Development and Change. Mr. Harper was elected a Vice President effective December 1, 1998 and is the executive officer responsible for Goodyear's human resources planning and development. Mr. Harper has been an employee of Goodyear since 1968.

      WILLIAM M. HOPKINS                                      VICE PRESIDENT                             56

      Mr. Hopkins served in various tire technology and managerial posts until appointed General Manager of Multipurpose Vehicle and Specialty Tires in January of 1993. Mr. Hopkins was appointed Director of Tire Technology for North American Tires effective June 1, 1996. He was elected a Vice President of Registrant effective May 19, 1998 and, in that capacity, served as the executive officer of Registrant responsible for Goodyear's worldwide tire technology activities until August 1, 1999. Since August 1, 1999, Mr. Hopkins has served as the executive officer of Registrant primarily responsible for Goodyear's worldwide product marketing and technology planning activities. Mr. Hopkins has been an employee of Goodyear since 1967.

               NAME                                          POSITION(S) HELD                            AGE
              -------                                       ------------------                          -----
      GARY A. MILLER                                          VICE PRESIDENT                             54

      Mr. Miller served in various management and research and development posts until he was elected a Vice President of Registrant effective November 1, 1992. He is the executive officer of Registrant primarily responsible for Goodyear's purchasing operations worldwide. Mr. Miller has been an employee of Goodyear since 1967.

      JOHN W. RICHARDSON                                      VICE PRESIDENT                             55

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

      ERIC A. BERG                                            VICE PRESIDENT                             38

      Mr. Berg joined Goodyear on March 6, 2000, when he was elected a Vice President of Registrant. Mr. Berg is the executive officer responsible for Goodyear's e-commerce and information technology and systems and is Registrant's Chief Information Officer. Prior to joining Goodyear, Mr. Berg was a regional vice president for the Frito-Lay division of Pepsico Inc. from 1999 to 2000, having joined Pepsico Inc. in 1996. From 1989 to 1996, Mr. Berg was a senior engagement manager for McKinsey and Company.

      RICHARD J. KRAMER                                       VICE PRESIDENT                             37

      Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President-Corporate Finance of Registrant and in that capacity is the principal accounting officer of Registrant. Prior to joining Goodyear, Mr. Kramer had been an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.


      No family relationship exists between any of the above named executive officers or between said executive officers and any director or nominee for director of Registrant.

      Each executive officer is elected by the Board of Directors of Registrant at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person's tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 2, 2001.

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

      Information relating to the high and low sale prices of Registrant's Common Stock and the dividends paid on such shares during 2000 and 1999 appears under the caption "Quarterly Data and Market Price Information" in Item 8 of this Annual Report, at page 81 and is incorporated herein by specific reference. The first quarter 2001 cash dividend of $.30 per share will be paid on March 15, 2001 to shareholders of record at February 15, 2001.

      At February 15, 2001, there were 28,604 record holders of the 158,760,805 shares of the Common Stock of Registrant then outstanding. Approximately 13,774,119 shares of the Common Stock of Registrant were beneficially owned by 32,478 participants in three Employee Savings Plans sponsored by Registrant and certain of its subsidiaries. The Northern Trust Company is the Trustee for said Employee Savings Plans.


                                   * * * * * *


      On February 25, 1999, Registrant issued its 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (the "Note") which was convertible into 2,281,115 shares of the Common Stock of Registrant at a conversion price of Yen5,731 per share, subject to certain adjustments. The Note was purchased by Sumitomo. The Note was sold directly to Sumitomo at par. The proceeds were used to purchase a similar convertible note from Sumitomo. Pursuant to the terms of the Note and an agreement between Registrant and Sumitomo entered into in July of 2000, on August 15, 2000 Sumitomo converted Yen6,536,535,167 of the principal amount of the Note into 1,138,030 shares of the Common Stock of Registrant and Registrant issued its 1.2% Convertible Note due August 16, 2001 in the principal amount of Yen6,536,535,767, which replacement note was convertible into shares of Common Stock of Registrant at any time through August 15, 2001 at a conversion price of Yen5,731 per share, subject to certain adjustments, and, if not theretofore converted, payable at maturity in cash or shares of the Common Stock at said conversion price. On February 6, 2001, the entire principal amount of the replacement note was converted into 1,140,866 shares of the Common Stock of Registrant. A total of 2,278,896 shares of Registrant's Common Stock were issued to Sumitomo, which shares are subject to certain restrictions on the transfer thereof. No commission or fee was paid in connection with the issuance and sale of the Note (or the replacement note) or conversion of the Note into shares of Registrant's Common Stock. The Registrant determined that the sale of the Note and the issuance of Registrant's Common Stock to Sumitomo upon conversion of the Note (and the replacement note) were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------
(In Millions, Except Per Share)              2000              1999              1998               1997               1996
                                          ----------        ----------        ----------         ----------         ----------
Net Sales ........................        $ 14,417.1        $ 13,355.4        $ 13,081.6         $ 13,502.0         $ 13,400.7
Income from Continuing
  Operations - as reported .......              40.3             241.1             717.0              522.4              558.5
Change in inventory costing method                --               2.1             (44.8)             (25.0)              (5.3)
                                          ----------        ----------        ----------         ----------         ----------
Income from Continuing
  Operations - as restated .......              40.3             243.2             672.2              497.4              553.2
Discontinued Operations ..........                --                --             (34.7)              36.3             (456.8)
                                          ----------        ----------        ----------         ----------         ----------
Net Income - as restated .........        $     40.3        $    243.2        $    637.5         $    533.7         $     96.4
                                          ==========        ==========        ==========         ==========         ==========
Per Share of Common Stock:
Income (Loss) Per Share - Basic:
Income from Continuing
  Operations - as reported .......        $      .26        $     1.54        $     4.58         $     3.34         $     3.60
Change in inventory costing method                --               .01              (.29)              (.16)              (.04)
                                          ----------        ----------        ----------         ----------         ----------
Income from Continuing
  Operations - as restated .......        $      .26        $     1.55        $     4.29         $     3.18         $     3.56
Discontinued Operations ..........                --                --              (.22)               .24              (2.94)
                                          ----------        ----------        ----------         ----------         ----------
Net Income - Basic - as restated .        $      .26        $     1.55        $     4.07         $     3.42         $      .62
                                          ==========        ==========        ==========         ==========         ==========
Income (Loss) Per Share - Diluted:
Income from Continuing
  Operations - as reported .......        $      .25        $     1.52        $     4.53         $     3.30         $     3.56
Change in inventory costing method                --               .01              (.28)              (.16)              (.03)
                                          ----------        ----------        ----------         ----------         ----------
Income from Continuing
  Operations - as restated .......        $      .25        $     1.53        $     4.25         $     3.14         $     3.53
Discontinued Operations ..........                --                --              (.22)               .23              (2.91)
                                          ----------        ----------        ----------         ----------         ----------
Net Income - Diluted - as restated        $      .25        $     1.53        $     4.03         $     3.37         $      .62
                                          ==========        ==========        ==========         ==========         ==========
Dividends Per Share ..............        $     1.20        $     1.20        $     1.20         $     1.14         $     1.03

Total Assets .....................        $ 13,568.0        $ 13,278.1        $ 10,762.7         $ 10,135.6         $  9,915.0

Long Term Debt ...................        $  2,349.6        $  2,347.9        $  1,186.5         $    844.5         $  1,132.2

Shareholders' Equity .............        $  3,503.0        $  3,792.6        $  3,919.2         $  3,613.7         $  3,522.3


NOTES: (1)   See "Principles of Consolidation" at Note 1 ("Accounting Policies")
             to the Financial Statements at page 58.

       (2) During 2000, the Company changed its inventory costing method for certain domestic inventories from LIFO to FIFO. Prior periods have been restated. Refer to Note 7 ("Inventories") to the Financial Statements at page 64.

      (3) During 2000, Goodyear began reporting expenses for transportation of products to customers as Cost of Goods Sold. Prior periods have been restated. Refer to Note 1 ("Accounting Policies") to the Financial Statements at page 58.

      (3) Net Income in 2000 included a net after-tax charge of $96.9 million, or $.61 per share-diluted, for rationalizations and asset sales.

      (4) Net Income in 1999 included net after-tax benefit of $22.3 million, or $.13 per share, resulting from the net after tax gains of $154.8 million, or $.97 per share - diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $132.5 million after tax, or $.84 per share - diluted.

      (5) Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share-diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

      (6) Net Income in 1997 included net after-tax charges of $176.3 million, or $1.12 per share-diluted, for rationalizations.

      (7) Net income in 1996 included a net after-tax charge of $573.0 million, or $3.65 per share - diluted, for the writedown of the All American Pipeline System and related assets and certain rationalization actions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      (All per share amounts are diluted)

CONSOLIDATED

Net sales in 2000 were $14.42 billion, compared to $13.36 billion in 1999 and $13.08 billion in 1998.

   Net income was $40.3 million or $.25 per share in 2000, compared to $243.2 million or $1.53 per share in 1999 and $637.5 million or $4.03 per share in 1998. Net income in 1998 included a loss of $34.7 million or $.22 per share on the sale of the Company's oil transportation business.


ACCOUNTING CHANGES

      During 2000, the Company made the following accounting and reporting changes:

      The Company changed its inventory costing method from last-in first-out
(LIFO) to first-in first-out (FIFO) for domestic inventories. The change was made in part to achieve a better matching of revenues and expenses. The change increased net income by $44.4 million or $.28 per share in 2000 and $2.1 million or $.01 per share in 1999. Net income in 1998 was reduced by $44.8 million or $.28 per share. Prior periods have been restated to reflect this change.

      The Company began reporting expenses for transportation of products to customers as a component of Cost of Goods Sold as a result of the adoption of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". These costs had previously been reported as a reduction of Net Sales. Transportation costs totaled $526.2 million, $474.9 million and $455.3 million in 2000, 1999 and 1998, respectively. The Company also began reporting equity in earnings of affiliates separately on the Consolidated Statement of Income. Prior periods have been reclassified to reflect these changes.

NET SALES

      Worldwide tire unit sales in 2000 were 223.3 million units, an increase of
22.8 million units or 11.4% compared to 1999. The Dunlop businesses acquired from Sumitomo Rubber Industries Ltd. (SRI) on September 1, 1999 contributed 37.3 million units in 2000, compared to 14.4 million units in 1999. North American (U.S. and Canada) volume increased 6.9 million units or 6.3% in 2000 (including an increase of 8.2 million units from Dunlop operations), while international unit sales increased 15.9 million units or 17.5% (including an increase of 14.7 million units contributed by Dunlop operations). Worldwide replacement unit sales increased 11.7% in 2000, primarily in the European Union and North America. Original equipment (OE) unit sales were 10.7% higher in 2000, increasing in all regions outside of North America.

      Worldwide tire unit sales in 1999 were 12.9 million units, or 6.9%, higher than in 1998. The Dunlop businesses contributed 14.4 million units during the last four months of 1999. North American Tire volume increased more than 4 million units, which included 4.1 million units contributed by the Dunlop businesses. North American Tire performance was limited by capacity constraints in certain passenger and truck tire lines resulting from higher than anticipated demand from the Company's OE customers and national chain merchandisers in the North American replacement market, coupled with closing the Gadsden, Alabama manufacturing facility and the inability to replace lost capacity to meet increased demand. Total North American volume increased 3.8% from 1998 while international unit sales increased 10.7%. Worldwide OE unit sales rose 8.2% from 1998, while replacement unit sales increased 6.3%. Both the OE and replacement markets benefited in 1999 from increased volume in North America, Europe and Asia. Significant decreases in OE and replacement unit sales were experienced in Latin American markets in 1999.

      Sales increased in 2000 due primarily to higher tire unit sales resulting from the acquisition of the Dunlop businesses. The Dunlop businesses contributed $2.26 billion to 2000 sales, compared to $873.4 million in 1999. North American Tire shipments in 2000 were adversely impacted by production cutbacks by original equipment customers in the auto and commercial truck industries. Revenues in 2000 were adversely affected by continuing worldwide competitive pricing pressures and a shift in mix to lower priced tires. In addition, price increases implemented in early 2000 were met with resistance in the marketplace and as a result negatively impacted sales of commercial tires in Europe and North America. Price increases were implemented in early 2001 in the North American and European replacement markets.

      Revenues in 2000 also were adversely impacted by the effect of currency translations on international results, primarily in Europe, where the average value of the Euro versus the U.S. dollar dropped 13.0% from the 1999 average rate. The Company estimates that versus 1999, currency movements adversely affected revenues in 2000 by approximately $450 million. Revenues increased in 1999 due primarily to higher tire unit sales. The Dunlop businesses contributed $873.4 million to 1999 sales. Revenues in 1999 were adversely affected by continued worldwide competitive pricing pressures, weak economic conditions in emerging markets and lower unit sales of engineered products. Revenues in 1999 also were adversely impacted by the effect of currency translations on international results. The Company estimates that versus 1998, currency movements adversely affected revenues in 1999 by approximately $390 million.


COST OF GOODS SOLD

      Cost of goods sold (CGS) was 80.7% of sales in 2000, compared to 81.1% in 1999 and 78.1% in 1998. Costs in 2000 were favorably impacted by the effects of rationalization actions, ongoing cost containment measures and synergies realized in part from the strategic alliance with Sumitomo. Margins were adversely affected by the worldwide competitive pricing environment and a change in product and market mix to lower margin tires. In addition, costs in 2000 reflected significantly higher energy prices, higher raw material and labor costs and production cutbacks to align inventory with demand.

      The previously mentioned change in inventory costing methods from LIFO to FIFO for domestic inventories reduced CGS by $58.4 million in 2000 and $3.4 million in 1999. CGS in 1998 was increased by $72.3 million.

      Cost of goods sold in future periods is likely to be unfavorably impacted by anticipated increases in energy and raw material prices. In addition, the Company negotiated a new labor agreement in the United States that is anticipated to result in higher costs in future periods. These costs may not be recoverable in the market due to pricing pressures present in today's highly competitive market.

      Cost of goods sold increased in dollars and as a percent to sales in 1999 due primarily to higher unit costs associated with lower production levels resulting from the Company's program to realign capacity and reduce inventories. Also reflected are higher research and development costs. In addition, the Company incurred operating charges for inventory writeoffs and adjustments. These charges relate primarily to inventory writeoffs resulting from the realignment of North American tire brand positioning and replacement market distribution strategies and the exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. Cost of goods sold in 1999 also reflected a change in product and market mix to lower priced and lower margin tires and lower margin channels of distribution.

      Research and development expenditures in 2000 were $423.1 million, compared to $438.0 million in 1999 and $420.7 million in 1998. Research and development expenditures in 2001 are expected to be approximately $400 million.


SAG

Selling, administrative and general expense (SAG) in 2000 was 15.5% of sales, compared to 15.1% in 1999 and 14.4% in 1998. SAG increased in dollars and as a percent to sales in both 2000 and 1999 due to the acquisition of, and higher SAG levels at, the Dunlop businesses acquired on September 1, 1999. SAG benefited in 2000 and 1999 from the favorable impact of ongoing worldwide cost containment measures.


INTEREST EXPENSE

Interest expense in 2000 was $282.6 million, compared to $179.4 million in 1999 and $147.8 million in 1998. Interest expense increased due to higher debt levels incurred primarily to fund the acquisition of the Dunlop businesses, increased market interest rates and an increase in the Company's cost of borrowing.


OTHER (INCOME) AND EXPENSE

      Other (income) and expense was $27.8 million in 2000, compared to $(147.1) million in 1999 and $(76.5) million in 1998. A gain of $5.0 million ($3.2 million after tax or $.02 per share) was recorded in 2000 on the sale of land at a manufacturing facility in Mexico.

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


FOREIGN CURRENCY EXCHANGE

      Foreign currency exchange gains were $6.7 million in 2000, $27.6 million in 1999 and $2.6 million in 1998. Foreign currency exchange in 1999 benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil.


EQUITY IN EARNINGS OF AFFILIATES

      Equity in earnings of affiliates was a loss of $22.4 million in 2000, compared to income of $10.3 million in 1999 and $10.6 million in 1998. The loss in 2000 was due primarily to operating losses and rationalization charges incurred by South Pacific Tyres, Ltd. (SPT), an Australian tire manufacturer in which the Company owns a 50% equity interest. The Company's share of rationalization charges recorded by SPT in 2000 totaled $16.1 million ($10.5 million after tax or $.07 per share).


INCOME TAXES

      The Company's effective tax rate was 20.0%, 16.7% and 26.8% in 2000, 1999 and 1998, respectively. The effective rate in 2000 increased from 1999 due to the nontaxable character of the $149.7 million gain in 1999 resulting from the change in control of 25% of the Company's businesses contributed to the European joint venture with Sumitomo.

      For further information, refer to the note to the financial statements No. 16, Income Taxes.


OUTLOOK

      Sales and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, anticipated continued lower OE demand, along with increases in energy and raw material prices and labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market, are also expected to adversely affect earnings. The Company is unable to predict the impact of currency fluctuations and economic conditions on its sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods.


DISCONTINUED OPERATIONS

      On July 30, 1998 the Company completed the sale of substantially all of the assets and liabilities of its oil transportation business. The loss on the sale, net of income from operations during 1998, totaled $34.7 million after tax or $.22 per share.

      The transaction was accounted for as a sale of discontinued operations and prior period financial information has been restated as required. For further information, refer to the note to the financial statements No. 22, Discontinued Operations.


RATIONALIZATION ACTIVITY

      2000 Rationalization Actions - The Company recorded rationalization charges totaling $118.2 million in the fourth quarter of 2000 ($93.7 million after tax or $.59 per share) related to global workforce reductions and manufacturing facility consolidations in Europe, Latin America and Asia. The Company also recorded rationalization charges totaling $1.2 million in the third quarter of 2000 ($1.2 million after tax or $.01 per share) related to the closing of its tire manufacturing facility in Italy initiated in 1999 (which is for negotiated benefits accepted in the third quarter of 2000). The Company also recorded net rationalization charges totaling $4.7 million ($5.2 million after tax or $.03 per share) in the second quarter of 2000 related to the closure of the Italian manufacturing facility (which is for negotiated benefits accepted in the second quarter of 2000) and associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time.

      The Company anticipates recording additional rationalization charges in income in the first quarter of 2001 of approximately $60 million to $65 million. These charges will be for consolidations at manufacturing facilities and additional global workforce reductions of approximately 1,300 associates. The Company anticipates that, through these actions, it will reduce costs by approximately $150 million in 2001 and approximately $250 million annually thereafter.

      1999 Rationalization Actions - Rationalization actions approved in the first quarter of 1999 to reduce costs and increase productivity and efficiency consisted of the termination of tire production at the Gadsden, Alabama manufacturing facility and the downsizing and consolidation of tire manufacturing facilities at Freeport, Illinois and 12 other locations in Europe and Latin America, as well as certain asset sales and other exit costs. The plan provided for the release of approximately 4,000 associates worldwide, other exit costs related to the plant downsizing and consolidation actions, additional costs related to the exit from Formula 1 racing and the anticipated loss on the sale of a rubber plantation in Asia. The Company decided to resume tire production in a portion of the Gadsden plant, resulting in a reduction of the number of associates to be released by approximately 500 and the reversal of $44.7 million. The balance of the $167.4 million charge was $6.4 million at December 31, 1999, and these actions were completed during 2000.

      During the third quarter of 1999, continued competitive conditions in the markets served by the Company resulted in the approval of a number of rationalization actions. The plans consisted of the decision to terminate tire production at the Argentina manufacturing facility, the reduction of staffing levels in North American Tire operations and the exit from the CART/IRL racing series. The planned actions relate to the reduction of approximately 340 associates, early termination of contracts with various racing teams and the writeoff of equipment taken out of service. Of the $46.5 million of charges recorded, $19.2 million related to non-cash writeoffs and $27.3 million related to future cash outflows. The remaining balance was $13.0 million at December 31, 1999, and these actions were completed during 2000.

      The Company committed to rationalization actions in the fourth quarter of 1999 to reduce costs and increase productivity. The plans related to the reduction of approximately 800 associates in North America and a facility in Europe, as well as the Company's exit from the CART/IRL racing series. The Company expects these actions to be completed during 2001. The Company recorded charges of $26.2 million, all of which related to future cash outflows. The balance remaining was $4.3 million and $21.8 million at December 31, 2000 and 1999, respectively.

      During 1999, the Company recorded net rationalization charges of $171.6 million ($132.5 million after tax or $.84 per share). The charges for rationalization plans adopted in 1999 were as follows:

      (In millions)                             Pretax          After Tax         Per Share
      -------------------------------------------------------------------------------------
      First quarter 1999 program              $  167.4          $  116.0          $    .74
      Third quarter 1999 program                  46.5              42.4               .27
      Fourth quarter 1999 program                 26.2              19.3               .12
      -------------------------------------------------------------------------------------
      Total 1999 rationalization charges      $  240.1          $  177.7          $   1.13
      -------------------------------------------------------------------------------------

      The rationalization charges reversed and credited to Rationalizations on the Consolidated Statement of Income during 1999 were as follows:

      (In millions)                                  Pretax           After Tax          Per Share
      ----------------------------------------------------------------------------------------------
      Second quarter 1999                           $  (9.6)          $  (6.0)          $  (.04)
      Third quarter 1999                              (40.4)            (26.7)             (.17)
      Fourth quarter 1999                             (18.5)            (12.5)             (.08)
      ----------------------------------------------------------------------------------------------
      Total 1999 rationalization credits            $ (68.5)          $ (45.2)          $  (.29)
      ----------------------------------------------------------------------------------------------


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

      1998 Rationalization Actions - During 1998, the Company did not adopt any rationalization plans. The Company continued to implement previously adopted rationalization programs and also reversed and credited to Rationalizations $29.7 million ($19.6 million after tax or $.12 per share) of charges originally made in respect of the 1997 rationalization program, which consisted of $22.0 million resulting from favorable settlement of obligations related to the Company's exit from the Formula 1 racing series and $7.7 million related to plant downsizing and closure activities.


2000 PROGRAM

      The Company committed to rationalization actions in the second and fourth quarters to reduce costs and increase productivity and efficiency. These actions consisted of global workforce reductions and manufacturing facility consolidations in Europe, Latin America and Asia. The Company recorded charges totaling $119.4 million ($95.0 million after tax or $.59 per share), of which $86.4 million related to future cash outflows, primarily for associate severance costs and $33.0 million related to non-cash writeoffs.

      Under the 2000 program, 500 associates were released in 2000 at a cost of $19.4 million. The Company plans to release approximately 5,100 more associates under the above programs during 2001. The remaining reserve for costs related to the completion of the 2000 program was $82.0 million at December 31, 2000.


1999 PROGRAM

      The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million. An additional charge totaling $6.0 million ($6.0 million after tax or $.04 per share) related to the 1999 program was recorded in 2000, resulting from contract settlements negotiated in the second, third and fourth quarters as part of the closure of the Company's tire manufacturing facility in Italy. These charges are for associates who accepted negotiated benefits in those respective periods. The balance of the provisions recorded under the 1999 program totaled $4.3 million and $41.2 million at December 31, 2000 and 1999, respectively. The Company reversed $1.3 million of rationalization reserves during the second quarter of 2000 identified as no longer needed for their originally intended purposes.

      Under the 1999 program, approximately 450 associates were released in 2000 at a cost of $30.6 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. The Company plans to release approximately 350 more associates under the 1999 program during 2001. The remaining reserve for associate-related costs related to the completion of the 1999 program was $4.3 million and $29.4 million at December 31, 2000 and 1999, respectively.

      Rationalization costs, other than for associate-related costs, totaling $11.0 million were incurred during 2000. These costs were primarily for contract settlement costs as a result of the Company's exit from the Championship Auto Racing Teams and Indy Racing League (CART/IRL) racing series. These actions were completed during 1999. The remaining reserve for other than associate-related costs related to the completion of the 1999 program was $11.8 million at December 31, 1999.


PREVIOUS PROGRAMS

      The Company has completed the actions under its rationalization programs from previous periods, with the exception of deferred benefit payments to associates who have been released and payments under noncancellable leases.


DUNLOP PROGRAM

      The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

      The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $67.1 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate-related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $52.8 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and future rental payments under noncancellable leases. Through December 31, 2000, costs totaling $38.9 million had been incurred. The remaining balance of these provisions at December 31, 2000 totaled $28.2 million.

      The Company expects that these actions will be completed during 2001, except for future rental payments under noncancellable leases. Annual pretax savings of approximately $300 million are expected when the planned actions have been fully implemented.

      For further information, refer to the note to the financial statements No. 3, Rationalizations.


STRATEGIC ALLIANCE

      On September 1, 1999, the Company commenced operations under a global alliance with Sumitomo Rubber Industries Ltd. ("Sumitomo") which included, among other things, the formation of tire manufacturing and sales joint ventures. In addition to its businesses contributed to the joint ventures, the Company paid $931.6 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.

      Under the global alliance agreements, the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. Excluded from the European joint venture are the Company's tire businesses in Poland

(other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants, a technical center and related facilities located in Luxembourg.

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

         The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The global alliance Agreements also provided for the investment by the Company and Sumitomo in the common stock of the other.

         The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed to the joint venture companies by Sumitomo included $130 million of debt. The Company will amortize substantially all of the approximately $367 million of goodwill recorded on the transaction on a straight-line basis over 40 years. The Company recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.

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

YEAR 2000

         In preparation for the rollover to the year 2000, during 1997, 1998 and 1999 the Company inventoried and assessed all date sensitive technical infrastructure and information and transaction processing computer systems ("I/T Systems") and its potentially date sensitive manufacturing and other operating systems ("Process Systems"), including those that use embedded technology such as micro-controllers and micro-processors, to determine the actions required to render the I/T Systems and Process Systems year 2000 compliant. The Company tested and, when necessary, remediated or replaced non-compliant I/T Systems prior to December 31, 1999.

         The Company's year 2000 compliance efforts were successful. Its ability to manufacture and distribute its products was not impaired by year 2000 issues and it did not incur liability for breach of contract or other harm arising out of any failure of its I/T Systems and Process Systems to be year 2000 compliant.

THE EURO

         On January 1, 2002, the Euro will become the sole lawful currency of each member state of the European Monetary Union. The Company is actively preparing for the conversion of all information systems software to the Euro, which will become the functional currency of most of its European businesses. This conversion will not have a material impact on results of operations, financial position or liquidity of its European operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted (SFAS 133). SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The adoption of SFAS 133 did not result in any significant adverse impact on the Company's interest rate or foreign exchange risk management activities, and did not have a material impact on the Company's results of operations, financial position or liquidity. Results of operations and financial position in this Annual Report do not reflect the adoption of SFAS 133.

SEGMENT INFORMATION

         Segment information reflects the strategic business units of the Company, which are organized to meet customer requirements and global competition. The tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

         Results of operations in the tire and engineered products business segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the chemical business included transfers to other segments. EBIT is computed as follows: net sales less cost of goods sold, selling, administrative and general expense (including allocated central administrative expenses) and equity in earnings of affiliated companies.

         Segment EBIT was $599.0 million in 2000, $544.6 million in 1999 and $1.05 billion in 1998. Segment operating margin in 2000 was 4.0%, compared to 3.9% in 1999 and 7.8% in 1998.

         During 2000, the Company made the previously mentioned change in its inventory costing method for domestic inventories. Prior periods have been restated. The change increased segment operating income by $58.4 million in 2000 and $3.4 million in 1999, but decreased segment operating income by $72.3 million in 1998.

         Segment EBIT does not include the previously discussed rationalizations and certain items reported in Other (Income) and Expense. For further information, refer to the note to the financial statements No. 20, Business Segments.

NORTH AMERICAN TIRE

         North American Tire segment sales in 2000 were $7.11 billion, increasing 7.0% from $6.65 billion in 1999 and 9.3% from $6.51 billion in 1998.

         Unit sales in 2000 were 115.9 million, increasing 6.3% from 1999 and 10.4% from 1998. Dunlop operations contributed 12.3 million units in 2000, compared to 4.1 million in 1999. Replacement unit sales in 2000 increased 10.7% from 1999 and 13.3% from 1998. Original equipment volume in 2000 decreased 2.1% from 1999 but increased 4.5% from 1998.

         Sales in 2000 increased from 1999 due to the acquisition of the Dunlop businesses in the United States and Canada. The Dunlop businesses contributed $755.0 million to sales in 2000, compared to $252.3 million in 1999. Sales in the last four months of 2000 benefited from increased volume resulting from the recall of 6.5 million Firestone tires. Sales reflected improved customer fill rates from 1999, but revenues were adversely impacted by reduced tire shipments resulting from production cutbacks by original equipment customers in the auto and commercial truck industries. In addition, price increases implemented earlier in 2000 met with resistance in the marketplace and as a result negatively impacted sales of commercial tires in North America. Price increases were implemented in early 2001 in the replacement market.

         Sales in 1999 increased from 1998 due to higher tire unit sales resulting from the acquisition of the Dunlop businesses. Revenues in 1999 were adversely impacted by competitive pricing pressures and a shift in mix to lower margin tires. The Company also experienced unanticipated product shortages of certain passenger and truck tire lines and sizes.

         North American Tire segment EBIT was $260.7 million in 2000, compared to $26.3 million in 1999 and $314.2 million in 1998. Operating margin in 2000 was 3.7%, compared to .4% in 1999 and 4.8% in 1998. The change in inventory costing methods increased operating income by $46.5 million in 2000 and $6.5 million in 1999, but decreased operating income by $65.3 million in 1998.

         EBIT in 2000 increased from 1999 due to the acquisition of the Dunlop businesses, lower SAG resulting from cost reduction programs and the inclusion of nonrecurring costs in EBIT in 1999. EBIT in 2000 also benefited from increased consumer replacement shipments due to the Firestone recall. EBIT was adversely affected by significantly higher energy costs, increased raw material and labor costs and production cutbacks to better align inventory with OE demand.

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

         EBIT in 2000 did not include net rationalization credits totaling $.7 million. EBIT in 1999 did not include net rationalization charges totaling $71.5 million. EBIT in 1998 did not include $7.7 million of credits resulting from rationalization reversals and gains on asset sales totaling $44.1 million.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, lower demand by OE customers, changes in mix, rising raw material and energy prices and currency translations. General economic conditions may affect demand from OE customers.

EUROPEAN UNION TIRE

         European Union Tire segment sales in 2000 were $3.20 billion, increasing 21.0% from $2.64 billion in 1999 and 49.5% from $2.14 billion in 1998.

         Unit sales in 2000 were 60.3 million, increasing 31.8% from 1999 and 70.1% from 1998. Dunlop operations contributed 25.0 million units in 2000, compared to 10.3 million in 1999. Replacement unit sales in 2000 increased 28.6% from 1999 and 67.7% from 1998. Original equipment volume in 2000 increased 39.8% from 1999 and 76.0% from 1998.

         Sales in 2000 increased from 1999 due to the acquisition of the Dunlop businesses. The Dunlop businesses contributed $1.50 billion to sales in 2000, compared to $621.1 million in 1999. Revenues were adversely impacted by the decrease in the value of the Euro versus the U.S. dollar, competitive pricing, especially in England and Germany, lower volume in some market segments and a change in mix to lower priced tires. The Company estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $300 million in 2000.

         Revenues in 1999 increased from 1998 due to higher tire unit sales resulting from the acquisition of the Dunlop businesses, which contributed $621.1 million to 1999 sales. Revenues in 1999 were adversely impacted by the effects of currency translation and competitive pricing pressures.

         European Union Tire segment EBIT was $88.7 million in 2000, decreasing 52.8% from $188.0 million in 1999 and 55.6% from $199.7 million in 1998.
Operating margin in 2000 was 2.8%, compared to 7.1% in 1999 and 9.3% in 1998.

         EBIT in 2000 decreased from 1999 due to competitive market conditions, manufacturing inefficiencies resulting from the relocation of tire production from England to the European continent and the closure of a tire plant in Italy, and higher raw material and energy prices. In addition, the Company estimates that the effects of currency translations reduced operating income by approximately $20 million in 2000. EBIT was favorably affected in 2000 by higher tire unit sales resulting from the acquisition of the Dunlop businesses.

         EBIT in 1999 decreased from 1998 due primarily to lower margins as a result of pricing pressures. EBIT in 1999 was also adversely impacted by increased costs resulting from ongoing programs to align production with inventory, the effects of currency translations and higher SAG.

         EBIT in 2000 did not include net rationalization charges totaling $23.3 million. EBIT in 1999 did not include net rationalization charges totaling $2.8 million. A gain totaling $149.7 million resulting from the change in control of 25% of the Company's businesses contributed to the European joint venture was also not included in 1999 EBIT. EBIT in 1998 did not include gains totaling $3.2 million from asset sales.

         The Company anticipates that it may incur additional rationalization charges totaling approximately $10 million to $12 million in 2001, related to the closure of its tire manufacturing facility in Italy. These charges will be recorded as associates accept negotiated benefits.

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

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in 2000 were $793.0 million, decreasing 2.4% from $812.9 million in 1999 and 8.6% from $867.4 million in 1998.

         Unit sales in 2000 were 15.6 million, decreasing 1.5% from 1999 but increasing .7% from 1998. Replacement unit sales in 2000 decreased 3.7% from 1999 and 1.3% from 1998. Original equipment volume in 2000 increased 7.4% from 1999 and 8.3% from 1998.

         Revenues in 2000 decreased from 1999 due to a downturn in the replacement market and the effects of currency translation, but benefited from generally improved pricing in the region and a general improvement in the economic conditions in Eastern Europe and South Africa. The

Company estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $75 million in 2000.

         Revenues in 1999 decreased from 1998 despite higher tire unit sales, due primarily to the effects of currency translation, competitive pricing conditions and adverse economic conditions in Eastern Europe, South Africa and Turkey. Revenues were favorably impacted in 1999 by the acquisition of a majority interest in tire manufacturing operations in Slovenia in the third quarter of 1998.

         Eastern Europe Tire EBIT was $54.6 million in 2000, increasing 9.6% from $49.8 million in 1999 but decreasing 46.7% from $102.4 million in 1998. Operating margin in 2000 was 6.9%, compared to 6.1% in 1999 and 11.8% in 1998.

         EBIT in 2000 increased from 1999 due primarily to increased factory utilization levels and improved market conditions. EBIT in 2000 was adversely impacted by an industry-wide strike in Turkey.

         EBIT in 1999 decreased from 1998 due primarily to lower revenues, increased production unit costs associated with programs to realign capacity and reduce inventories, the impact of a major earthquake on the Turkish economy and adverse economic conditions in Eastern Europe and South Africa.

         EBIT in 2000 did not include net rationalization charges totaling $9.6 million. EBIT in 1999 did not include net rationalization charges totaling $.3 million. EBIT in 1998 did not include gains on asset sales totaling $.9 million.

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

LATIN AMERICAN TIRE

         Latin American Tire segment sales in 2000 were $1.05 billion, increasing 10.5% from $948.1 million in 1999 but decreasing 17.5% from $1.27 billion in 1998.

         Unit sales in 2000 were 19.7 million, increasing 11.0% from 1999 but decreasing 5.3% from 1998. Replacement unit sales in 2000 increased 5.2% from 1999 but decreased 4.7% from 1998. Original equipment volume in 2000 increased 34.2% from 1999 but decreased 7.2% from 1998.

         Revenues in 2000 increased from 1999 due primarily to higher tire unit sales, but were adversely affected by competitive pricing pressures.

         Revenues in 1999 decreased from 1998 due primarily to significantly lower tire unit sales due primarily to the continuing economic downturn in the region, competitive pricing pressures and the effects of currency translations.

         Latin American Tire segment EBIT was $69.8 million in 2000, increasing 3.1% from $67.7 million in 1999 but decreasing 62.5% from $186.1 million in 1998. Operating margin in 2000 was 6.7%, compared to 7.1% in 1999 and 14.7% in 1998.

         EBIT in 2000 increased from 1999 due to higher tire unit sales, but was adversely affected by continued pricing pressures and higher raw material and labor costs.

         EBIT in 1999 decreased from 1998 due to lower revenues, competitive pricing and increased unit costs resulting from lower levels of capacity utilization necessary to align production with demand and reduce inventory.

         EBIT in 2000 did not include rationalization charges totaling $65.7 million and a $5.0 million gain on the sale of land at a manufacturing facility in Mexico. EBIT in 1999 did not include rationalization charges totaling $77.3 million. EBIT in 1998 did not include a charge for a lawsuit settlement totaling $14.1 million and gains on asset sales totaling $3.4 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Latin American currencies. Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translations.

ASIA TIRE

         Asia Tire segment sales in 2000 were $524.6 million, decreasing 11.6% from $593.2 million in 1999 but increasing 1.0% from $519.3 million in 1998.

         Unit sales in 2000 were 11.8 million, decreasing 2.1% from 1999 but increasing 8.9% from 1998. Replacement unit sales in 2000 decreased 8.7% from 1999 and 6.8% from 1998. Original equipment volume in 2000 increased 24.5% from 1999 and 117.8% from 1998.

         Revenues in 2000 decreased from 1999 due primarily to the absence of the replacement tire business transferred to the Company's non-consolidated joint venture with Sumitomo in Japan, which contributed revenues of approximately $49.7 million in 1999. In addition, revenues were adversely affected by competitive pricing, a less favorable product mix and currency translations.

         Revenues in 1999 increased from 1998 due primarily to higher tire unit sales, the favorable impact of currency translations and improving economic conditions in the region. Revenues in 1999 were adversely affected by competitive pricing pressures and the transfer of businesses to the non-consolidated Asia joint venture with Sumitomo.

         Asia Tire segment EBIT was $17.9 million in 2000, decreasing 31.2% from $26.0 million in 1999 but increasing 138.7% from $7.5 million in 1998. Operating margin in 2000 was 3.4%, compared to 4.4% in 1999 and 1.4% in 1998.

         EBIT in 2000 decreased from 1999 due primarily to lower tire unit sales, competitive pricing conditions driven in part by increased low cost imports into the region and a shift in mix to lower margin tires, higher raw material and energy costs and price competition.

         EBIT in 1999 increased from 1998 due primarily to higher revenues and lower raw material costs, but was adversely impacted by a charge of $5.2 million to write off obsolete equipment in India.

         EBIT in 2000 did not include rationalization charges totaling $3.3 million. EBIT in 1999 did not include rationalization charges totaling $1.5 million. EBIT in 1998 did not include gains on asset sales totaling $10.1 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to Asian currencies. Revenues and EBIT in future periods may be adversely affected by the effects of currency translations, continued competitive pricing conditions, changes in mix and rising raw material prices.

         Sales and EBIT of the Asia Tire segment do not include South Pacific Tyres Ltd. (SPT), a tire manufacturer in Australia and New Zealand, which is 50% owned by the Company. Results of operations of SPT are not reported in segment results and are reflected in the Company's Consolidated Statement of Income using the equity method.

      The following table presents the sales and operating income of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

(In millions)           2000          1999         1998
---------------------------------------------------------
NET SALES:
Asia Tire Segment     $  524.6      $  593.2     $  519.3
SPT                      563.6         674.5        654.0
---------------------------------------------------------
                      $1,088.2      $1,267.7     $1,173.3
---------------------------------------------------------

EBIT:
Asia Tire Segment     $   17.9      $   26.0     $    7.5
SPT                      (11.1)         31.2         47.2
---------------------------------------------------------
                      $    6.8      $   57.2     $   54.7
---------------------------------------------------------

         SPT sales in 2000 were $563.6 million, decreasing 16.4% from $674.5 million in 1999 and 13.8% from $654.0 million in 1998. Revenues in 2000 decreased from 1999 due to competitive pressures from low cost imported tires and the effects of currency translation. Revenues in 1999 increased from 1998 due primarily to the effects of currency translations and increased export sales.

         SPT EBIT was a loss of $11.1 million in 2000, compared to income of $31.2 million in 1999 and $47.2 million in 1998. EBIT in 2000 decreased from 1999 due to production inefficiencies and higher raw material costs. EBIT in 1999 decreased from 1998 due primarily to increased competition in the Australian replacement market, particularly passenger, and lower OE and export margins.

         SPT EBIT in 2000 did not include rationalization charges totaling $32.2 million.

ENGINEERED PRODUCTS

         Engineered Products segment sales in 2000 were $1.17 billion, decreasing 4.9% from $1.23 billion in 1999 and 9.8% from $1.30 billion in 1998.

         Revenues in 2000 decreased from 1999 due primarily to the Company's exit from the interior trim business in 1999, which contributed revenues of approximately $71.0 million in that year. In addition, revenues were adversely affected by reduced demand for conveyor belting for the mining and agriculture industries and reduced demand for hose and power transmission products in the North American replacement market.

         Revenues in 1999 decreased from 1998 due primarily to lower unit sales resulting from the exit from the interior trim business and reduced demand for conveyor belting from the mining and agriculture industries, unfavorable currency translation and adverse economic conditions in Latin America and South Africa.

         Engineered Products segment EBIT in 2000 was $43.1 million, decreasing 38.8% from $70.4 million in 1999 and 61.4% from $111.7 million in 1998.
Operating margin in 2000 was 3.7%, compared to 5.7% in 1999 and 8.6% in 1998.

         EBIT in 2000 decreased from 1999 due primarily to reduced demand, reduced capacity utilization, higher raw material costs and competitive pricing. EBIT in 1999 decreased from 1998 due primarily to lower revenues, increased costs resulting from product adjustments and idle plant costs required to align production with demand and reduce inventories.

         EBIT in 2000 did not include net rationalization charges of $3.8 million. EBIT in 1999 did not include net rationalization charges totaling $8.8 million. EBIT in 1998 did not include a charge for a lawsuit settlement totaling $1.8 million and a gain on an asset sale totaling $.6 million.

         The Company anticipates continued fluctuations in the value of the U.S. dollar relative to currencies in the markets served by the Engineered Products segment. Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by competitive pricing pressures, currency translations, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries and increasing raw material and energy prices.

CHEMICAL PRODUCTS

         Chemical Products segment sales in 2000 were $1.13 billion, increasing 18.9% from $949.8 million in 1999 and 13.8% from $993.0 million in 1998.
Approximately 50% of Chemical Products sales are to the Company's other segments.

         Revenues in 2000 increased from 1999 due primarily to price increases and higher sales volume. Revenues in 1999 decreased from 1998 due primarily to competitive pricing pressures.

         Chemical Products segment EBIT in 2000 was $64.2 million, decreasing 44.8% from $116.4 million in 1999 and 51.6% from $132.7 million in 1998.
Operating margin in 2000 was 5.7%, compared to 12.3% in 1999 and 13.4% in 1998.

         EBIT in 2000 decreased from 1999 due primarily to increased raw material and energy prices and the inability to recover cost increases due to the competitive pricing environment. EBIT in 1999 decreased from 1998 due primarily to competitive pricing pressures.

         EBIT in 1999 did not include a net rationalization charge of $2.5 million and third quarter proceeds of $17 million from the sale of customer lists and formulations in connection with the Company's exit from the production of certain rubber chemicals. EBIT in 1998 did not include gains on asset sales totaling $61.5 million.

         Revenues and EBIT in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures and increasing raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Net cash provided by operating activities was $509.8 million during 2000, as reported on the Consolidated Statement of Cash Flows. Inventories increased, although working capital requirements decreased for receivables and payables.

INVESTING ACTIVITIES

         Net cash used in investing activities was $468.4 million during 2000. Capital expenditures in 2000 were $614.5 million, of which $330.4 million was used on projects to increase capacity and improve productivity and $284.1 million was used for tire molds and various other projects. Capital expenditures are expected to approximate $550 million to $600 million in 2001. At December 31, 2000, the Company had binding commitments for land, buildings and equipment of $177.1 million. Depreciation and amortization are expected to be in the range of $600 million to $700 million in 2001.

            (In millions)               2000        1999        1998
--------------------------------------------------------------------------------
            Capital expenditures     $ 614.5     $ 805.0     $ 838.4
            Depreciation               593.6       557.6       487.8
            Amortization                36.7        24.1        18.1
--------------------------------------------------------------------------------

         Investing activities in 2000 included the sale of leasehold interests in, and the sale and leaseback of, various distribution facilities in the United States. The Company also acquired a majority ownership interest in a retreading production and distribution operation in the United States.

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

         For further information on investing activities, refer to the notes to the financial statements No. 2, Strategic Alliance and No. 8, Investments.

FINANCING ACTIVITIES

         Net cash used in financing activities was $3.6 million during 2000.

       (Dollars in millions)         2000          1999          1998
--------------------------------------------------------------------------------
       Consolidated Debt           $3,585.8      $3,424.5      $1,975.8
       Debt to Debt and Equity         50.6%         47.4%         33.5%

         During 2000, the Company issued $300 million of its 8.125% Notes due 2003 and $300 million of its 8.50% Notes due 2007. The Company also issued Euro400 million ($384.4 million at June 6, 2000) of its 6.375% Notes due 2005. The proceeds from the issuance of these Notes were used to repay outstanding commercial paper and short term bank borrowings.

         In connection with the Company's planned strategic alliance with Sumitomo Rubber Industries, Ltd., on February 25, 1999 the Company issued to Sumitomo at par a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (equivalent to $108.0 million at February 25, 1999). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. Consolidated Debt and Debt to Debt and Equity as stated above do not reflect the issuance of the Company's 1.2% Convertible Note.

         In addition, on February 25, 1999 the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000 in the principal amount of Yen13,073,070,934 (also equivalent to $108.0 million at February 25, 1999). The Sumitomo Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. On July 27, 2000 the Company converted the Sumitomo Note into 24,254,306 shares of Sumitomo Common Stock. As a result, the Company owns 10% of Sumitomo's outstanding shares. The fair value of the Sumitomo Common Stock at December 31, 2000 was $100.9 million. For further information, refer to the note to the financial statements No. 8, Investments.

         On June 14, 1999, the Company and Sumitomo agreed that they would not redeem their respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement and on August 15, 2000: (1) Sumitomo converted Yen6,536,535,167 principal amount of the Company's Note into approximate-ly 1,138,030 shares of the Common Stock of the Company; (2) the Company paid Yen223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of Yen6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen5,731, subject to adjustment. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and is convertible into Common Stock of the Company at a conversion price of Yen5,731 per share, subject to adjustment, at any time prior to maturity. On January 15, 2001, Sumitomo gave notice to the Company that it will convert the replacement note into approximately 1,140,866 shares of the Common Stock of the Company on February 6, 2001.

CREDIT SOURCES

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At December 31, 2000, the Company had an aggregate of $297.7 million of commercial paper outstanding. In addition, at December 31, 2000, the Company had short term committed and uncommitted bank credit arrangements totaling $2.2 billion, of which $.93 billion were unused. The Company also had available long term credit arrangements at December 31, 2000 totaling $3.5 billion, of which $1.5 billion were unused.

         The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $750 million 364-day revolving credit facility.

         The $750 million five-year facility agreement is with 27 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 12.5 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 37.5 to 100 basis points. These fees may fluctuate quarterly within these ranges based upon the Company's leverage. During 2000, commitment fees ranged from 7.5 to 15 basis points and usage fees ranged from 22.5 to 45 basis points. Commitment and usage fees paid during 2000 averaged 12.5 basis points.

         The $750 million 364-day credit facility agreement is with 27 domestic and international banks and provides that the Company may borrow until August 15, 2001, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee ranging from 10 to 20 points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 40 to 105 basis points. These fees may fluctuate quarterly within these ranges based upon the Company's leverage. Under both agreements, a utilization fee of 25 basis points per annum is charged each day on which the sum of the outstanding loans exceeds 50% of the total facility.

         Under both the five-year and the 364-day facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 2000. These revolving credit facilities support, among other things, the Company's commercial paper program and certain uncommitted short term bank facilities.

OTHER FINANCING ACTIVITIES

         Throughout 2000, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to purchasers with recourse limited to the receivables purchased. At December 31, 2000 and 1999, the level of net proceeds from sales under the program was $550 million. The volume of receivables sold under this program totaled $3.7 billion during 2000.

         The Board of Directors of the Company approved a three year share repurchase program in 1999, whereunder the Company may acquire up to $600 million of outstanding Common Stock of the Company. The program is designed to give the Company better flexibility in funding future acquisitions and to optimize shareholder value. No shares were repurchased during 2000 or 1999. During 1998, 1,500,000 shares were repurchased under a similar program at an average cost of $56.82.

         For further information on financing activities, refer to the note to the financial statements No. 11, Financing Arrangements and Derivative Financial Instruments.

         Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 2000, the interest rate on 48% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 28% at December 31, 1999. Interest rate lock contracts are used to hedge the risk-free rate component of anticipated long term debt issuances. No interest rate lock contracts were outstanding at December 31, 2000.

         The following tables present information at December 31:

        (In millions)                                2000         1999
--------------------------------------------------------------------------------
        Interest Rate Exchange Contracts
        Fair value -  asset                       $    --        $  .5
        Carrying amount - (liability)                 (.2)          --
        Pro forma fair value - (liability)            (.2)         (.1)
--------------------------------------------------------------------------------
        Interest Rate Lock Contracts
        U.S. dollar contracts
           Fair value - asset                     $    --        $ 5.5
           Carrying amount                             --           --
           Pro forma fair value - (liability)          --         (3.0)
        Euro contracts
           Fair value - asset                      $   --        $ 1.4
           Carrying amount                             --           --
           Pro forma fair value - (liability)          --          (.8)
--------------------------------------------------------------------------------

         The pro forma information assumes a 10% decrease in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

           (In millions)                          2000         1999
--------------------------------------------------------------------------------
           FIXED RATE DEBT
           Fair value - liability               $1,731.0     $  812.7
           Carrying amount - liability           1,776.5        836.0
           Pro forma fair value - liability      1,801.3        855.4
--------------------------------------------------------------------------------

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

FOREIGN CURRENCY EXCHANGE RISK

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various foreign currency forward exchange contracts at December 31, 2000 and 1999. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's foreign currency-denominated borrowings in the U.S. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

         The following table presents information at December 31:

             (In millions)                        2000        1999
--------------------------------------------------------------------------------
             Fair value - favorable             $  24.0     $  58.7
             Carrying amount - asset               23.0        58.0
             Pro forma change in fair value        33.3        13.1
--------------------------------------------------------------------------------

         The pro forma information assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

         The sensitivity to changes in exchange rates of the Company's foreign currency positions was determined using current market pricing models.

         For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to the financial statements No. 11, Financing Arrangements and Derivative Financial Instruments.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                      INDEX


       CONSOLIDATED FINANCIAL STATEMENTS -- FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        ----
      Report of Independent Accountants ...........................       53
      Consolidated Statement of Income -- years ended
       December 31, 2000, 1999 and 1998 ...........................       54
      Consolidated Balance Sheet -- December 31, 2000 and 1999 ....       55
      Consolidated Statement of Shareholders' Equity -- years ended
       December 31, 2000, 1999 and 1998 ...........................       56
      Consolidated Statement of Cash Flows -- years ended
       December 31, 2000, 1999 and 1998 ...........................       57
      Notes to Financial Statements ...............................       58
      Supplementary Data (unaudited) ..............................       81
      Financial Statement Schedules ...............................     FS-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

         In our opinion, the consolidated financial statements listed in the accompanying index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 7 to the financial statements, the Company changed its method of accounting for domestic inventories in 2000.



/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP


Cleveland, Ohio
February 5, 2001

CONSOLIDATED STATEMENT OF INCOME

 (Dollars in millions, except per share)
 Year Ended December 31,                                         2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Net Sales (Note 1)                                        $      14,417.1      $      13,355.4      $      13,081.6
--------------------------------------------------------------------------------------------------------------------
 Cost of Goods Sold (Note 1)                                      11,637.3             10,832.3             10,210.2
 Selling, Administrative and General Expense                       2,237.3              2,016.7              1,881.1
 Rationalizations (Note 3)                                           124.1                171.6                (29.7)
 Interest Expense (Note 17)                                          282.6                179.4                147.8
 Other (Income) and Expense (Note 4)                                  27.8               (147.1)               (76.5)
 Foreign Currency Exchange                                            (6.7)               (27.6)                (2.6)
 Equity in Earnings of Affiliates                                     22.4                (10.3)               (10.6)
 Minority Interest in Net Income of Subsidiaries                      33.5                 40.3                 31.5
--------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations before Income Taxes                58.8                300.1                930.4
 United States and Foreign Taxes on Income (Note 16)                  18.5                 56.9                258.2
--------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations                                    40.3                243.2                672.2
--------------------------------------------------------------------------------------------------------------------
 Discontinued Operations (Note 22)                                      --                   --                (34.7)
--------------------------------------------------------------------------------------------------------------------
 Net Income                                                $          40.3      $         243.2      $         637.5
--------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) PER SHARE -- BASIC:
--------------------------------------------------------------------------------------------------------------------
   Income from Continuing Operations                       $           .26      $          1.55      $          4.29
--------------------------------------------------------------------------------------------------------------------
   Discontinued Operations                                              --                   --                 (.22)
--------------------------------------------------------------------------------------------------------------------
   Net Income                                              $           .26      $          1.55      $          4.07
--------------------------------------------------------------------------------------------------------------------
   Average Shares Outstanding (Note 12)                        156,840,646          156,182,004          156,570,476

 INCOME (LOSS) PER SHARE -- DILUTED:
--------------------------------------------------------------------------------------------------------------------
   Income from Continuing Operations                       $           .25      $          1.53      $          4.25
--------------------------------------------------------------------------------------------------------------------
   Discontinued Operations                                              --                   --                 (.22)
--------------------------------------------------------------------------------------------------------------------
   Net Income                                              $           .25      $          1.53      $          4.03
--------------------------------------------------------------------------------------------------------------------
   Average Shares Outstanding (Note 12)                        158,764,926          158,939,599          158,307,212
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
December 31,                                                                 2000           1999
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $   252.9      $   241.3
  Accounts and notes receivable (Note 5)                                     2,074.7        2,296.3
  Inventories (Note 7)                                                       2,879.7        2,570.0
  Sumitomo 1.2% Convertible Note Receivable Due 8/00 (Note 8)                     --          107.2
  Prepaid expenses and other current assets                                    259.9          165.1
----------------------------------------------------------------------------------------------------
     Total Current Assets                                                    5,467.2        5,379.9
----------------------------------------------------------------------------------------------------
Long Term Accounts and Notes Receivable                                         92.8           97.7
Investments in Affiliates, at equity                                           102.0          115.4
Other Assets (Note 8)                                                          183.8           79.0
Goodwill (Note 6)                                                              588.4          516.9
Deferred Charges                                                             1,612.8        1,328.2
Properties and Plants (Note 9)                                               5,521.0        5,761.0
----------------------------------------------------------------------------------------------------
     Total Assets                                                          $13,568.0      $13,278.1
----------------------------------------------------------------------------------------------------
LIABILITIES
Current Liabilities:
  Accounts payable-trade                                                   $ 1,505.2      $ 1,417.5
  Compensation and benefits (Notes 14, 15)                                     823.6          794.5
  Other current liabilities                                                    395.6          294.5
  United States and foreign taxes                                              208.4          249.0
  Notes payable to banks (Note 11)                                           1,077.0          862.3
  Sumitomo 1.2% Convertible Note Payable Due 8/01 (Note 8)                      56.9          127.8
  Long term debt due within one year                                           159.2          214.3
----------------------------------------------------------------------------------------------------
     Total Current Liabilities                                               4,225.9        3,959.9
----------------------------------------------------------------------------------------------------
Long Term Debt (Note 11)                                                     2,349.6        2,347.9
Compensation and Benefits (Notes 14, 15)                                     2,310.5        2,137.4
Other Long Term Liabilities                                                    334.1          149.1
Minority Equity in Subsidiaries                                                844.9          891.2
----------------------------------------------------------------------------------------------------
     Total Liabilities                                                      10,065.0        9,485.5
----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred Stock, no par value: Authorized, 50,000,000 shares, unissued            --             --
Common Stock, no par value: Authorized, 300,000,000 shares
  Outstanding shares, 157,603,962 (156,335,120 in 1999)                        157.6          156.3
Capital Surplus                                                              1,092.4        1,029.6
Retained Earnings                                                            3,558.8        3,706.9
Accumulated Other Comprehensive Income (Note 21)                            (1,305.8)      (1,100.2)
----------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                              3,503.0        3,792.6
     Total Liabilities and Shareholders' Equity                            $13,568.0      $13,278.1
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                          Common Stock                                     Other         Total
                                                    ------------------------   Capital     Retained    Comprehensive  Shareholders'
 (Dollars in millions, except per share)              Shares          Amount   Surplus     Earnings        Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1997 as reported           156,588,783       $156.6   $1,061.6    $2,983.4      $  (806.1)    $3,395.5
   (after deducting 39,089,885 treasury shares)
------------------------------------------------------------------------------------------------------------------------------------
 Cumulative effect on prior years of change
   in inventory costing method (Note 7)                                                       218.2                       218.2
 Comprehensive income:
   Net income                                                                                 637.5
   Foreign currency translation                                                                              (99.6)
   Minimum pension liability (net of tax of $.2)                                                               1.9
         Total comprehensive income                                                                                       539.8
   Cash dividends -- $1.20 per share                                                         (187.9)                     (187.9)
   Common stock acquired                             (1,500,000)        (1.5)     (83.7)                                  (85.2)
   Common stock issued from treasury:
      Stock compensation plans                          854,752           .8       38.0                                    38.8
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1998                       155,943,535        155.9    1,015.9     3,651.2         (903.8)     3,919.2
   (after deducting 39,735,133 treasury shares)
------------------------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME:
   Net income                                                                                 243.2
   Foreign currency translation                                                                             (212.2)
   Less reclassification adjustment for
      recognition of FCTA in net income due
      to the sale of subsidiaries                                                                             17.6
   Minimum pension liability (net of tax of $6.3)                                                             11.0
   Unrealized investment loss (net of tax of $7.8)                                                           (12.8)
      Total comprehensive income                                                                                           46.8
   Cash dividends -- $1.20 per share                                                         (187.5)                     (187.5)
   Common stock issued from treasury:
      Stock compensation plans                          391,585           .4       13.7                                    14.1
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999                       156,335,120        156.3    1,029.6     3,706.9       (1,100.2)     3,792.6
   (after deducting 39,343,548 treasury shares)
------------------------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME:
   Net income                                                                                  40.3
   Foreign currency translation                                                                             (201.7)
   Minimum pension liability (net of tax of $4.1)                                                             (6.7)
   Unrealized investment gain (net of tax of $1.7)                                                             2.8
      Total comprehensive income                                                                                         (165.3)
   Cash dividends -- $1.20 per share                                                         (188.4)                     (188.4)
   Common stock issued from treasury:
      Conversion of 1.2% Convertible Note Payable     1,138,030          1.1       58.8                                    59.9
         Stock compensation plans                       130,812           .2        4.0                                     4.2
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2000                       157,603,962       $157.6   $1,092.4    $3,558.8      $(1,305.8)    $3,503.0
   (after deducting 38,074,706 treasury shares)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Dollars in millions)
Year Ended December 31,                                              2000          1999          1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------------------
  Net Income                                                     $   40.3      $  243.2      $  637.5
------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash
    flows from operating activities:
     Depreciation and amortization                                  630.3         581.7         505.9
     Deferred tax provision                                        (138.9)       (141.0)        117.4
     Discontinued operations (Note 22)                                 --            --          49.5
     Rationalizations (Note 3)                                      100.1         132.5         (19.6)
     Asset sales (Note 4)                                            (3.2)       (154.8)        (75.8)
  Changes in operating assets and liabilities, net
    of acquisitions and dispositions:
     Accounts and notes receivable                                  136.0          13.4          35.6
     Inventories                                                   (382.6)        273.4        (243.1)
     Accounts payable -- trade                                      139.9         (83.4)        (74.6)
     Domestic pension funding                                        (5.3)        (47.3)        (83.5)
     Other assets and liabilities                                    (6.8)       (183.0)       (410.2)
------------------------------------------------------------------------------------------------------
        Total adjustments                                           469.5         391.5        (198.4)
     Total cash flows from operating activities                     509.8         634.7         439.1
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (614.5)       (805.0)       (838.4)
  Short term securities acquired                                    (24.4)        (54.2)        (18.3)
  Short term securities redeemed                                     26.1          59.5          18.6
  Asset dispositions                                                172.6          49.5         493.3
  Asset acquisitions (Notes 2, 8)                                      --        (892.0)       (217.9)
  Other transactions                                                (28.2)       (159.8)       (138.8)
------------------------------------------------------------------------------------------------------
     Total cash flows from investing activities                    (468.4)     (1,802.0)       (701.5)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term debt incurred                                        1,199.2       2,111.8         447.4
  Short term debt paid                                           (1,908.2)       (727.1)        (98.8)
  Long term debt incurred                                         1,145.9          20.5         325.4
  Long term debt paid                                              (229.2)        (48.7)       (193.4)
  Common stock issued (Notes 8, 12)                                   4.2          14.1          38.8
  Common stock acquired                                                --            --         (85.2)
  Joint venture dividends paid to Sumitomo                          (27.1)           --            --
  Dividends paid to Goodyear shareholders                          (188.4)       (187.5)       (187.9)
------------------------------------------------------------------------------------------------------
     Total cash flows from financing activities                      (3.6)      1,183.1         246.3
------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents        (26.2)        (13.5)         (3.5)
------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              11.6           2.3         (19.6)
Cash and Cash Equivalents at Beginning of the Period                241.3         239.0         258.6
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                   $  252.9      $  241.3      $  239.0
------------------------------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted. Appropriate provision is made for uncollectible accounts.

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

INVENTORY PRICING

During the fourth quarter of 2000, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) for domestic inventories. Prior periods have been restated to reflect this change. Worldwide inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Refer to Note 7.

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

GOODWILL

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill is amortized over its estimated useful life, based on an evaluation of all relevant factors. Substantially all goodwill resulting from the strategic alliance with Sumitomo and other acquisitions in North America and the European Union is amortized on a straight-line basis over 40 years. Goodwill resulting from acquisitions in emerging markets is amortized on a straight-line basis over periods ranging from 20 - 40 years. The carrying amount and estimated useful life of goodwill are reviewed whenever events or changes in circumstances indicate that revisions may be warranted. Refer to Note 6.

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

    The Company adopted Statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Results of operations and financial position in this Annual Report do not reflect the adoption of this standard.

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

    Gains and losses on terminations of hedge contracts are recognized as Other (Income) and Expense when terminated in conjunction with the termination of the hedged position, or to the extent that such position remains outstanding, deferred as Prepaid Expenses or Deferred Charges and amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Derivative financial instruments that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are marked-to-market, with gains and losses recognized in income as Other (Income) and Expense. Refer to Note 11.

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

PER SHARE OF COMMON STOCK

Basic earnings per share have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options, computed using the treasury stock method, the Company's 1.2% Convertible Note Payable Due 8/01 and performance units. All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 12.

RECLASSIFICATION

During 2000, the Company began reporting expenses for transportation of products to customers as a component of Cost of Goods Sold as a result of the adoption of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". These costs had previously been reported as a reduction of Net Sales. Transportation costs totaled $526.2 million, $474.9 million and $455.3 million in 2000, 1999 and 1998, respectively. Additionally, the Company began reporting equity in earnings of affiliates separately on the Consolidated Statement of Income. Prior periods have been reclassified to reflect these changes.

   Certain other items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

NOTE 2
--------------------------------------------------------------------------------

STRATEGIC ALLIANCE

On September 1, 1999, the Company commenced operations under a global alliance with Sumitomo Rubber Industries Ltd. ("Sumitomo") which included, among other things, the formation of tire manufacturing and sales joint ventures. In addition to its businesses contributed to the joint ventures, the Company paid $931.6 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.

    Under the global alliance agreements, the Company acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo's tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of the Company's tire businesses in Europe. Excluded from the European joint venture are the Company's tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), the Company's aircraft tire businesses, and the Company's textile, steel tire cord and tire mold manufacturing plants, a technical center and related facilities located in Luxembourg.

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

    The Company also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among the Company, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The global alliance Agreements also provided for the investment by the Company and Sumitomo in the common stock of the other. Refer to Note 8.

    The Company accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed by Sumitomo included $130 million of debt. The Company will amortize substantially all of the approximately $367 million of goodwill recorded on a straight-line basis over 40 years. The Company recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.

    The following table presents supplemental pro forma estimated results of operations for 1999 and 1998 as if the joint ventures had commenced operations on January 1, 1998. Historical results of the acquired businesses have been adjusted to exclude non-recurring items and to reflect changes in the carrying amounts and depreciable lives of certain fixed assets. The pro forma information also reflects amortization of goodwill recorded by the Company and interest expense at 6% associated with the debt incurred to finance the Company's cash payment of $931.6 million to Sumitomo and its affiliates.

                                             Year Ended December 31,
                                          ----------------------------
 (In millions, except per share)              1999            1998
----------------------------------------------------------------------
                                          (Unaudited)      (Unaudited)
 Net Sales                                 $14,970.1       $15,600.0
 Net Income                                $   243.7       $   631.6
 Net Income Per Share -- Basic             $    1.56       $    4.03
 Net Income Per Share -- Diluted           $    1.53       $    3.99

NOTE 3
--------------------------------------------------------------------------------

RATIONALIZATIONS

The net amounts of rationalization charges (credits) to income by quarter for the periods indicated were as follows:

                                     Year Ended December 31,
                               ------------------------------------
(In millions)                    2000          1999           1998
-------------------------------------------------------------------
First Quarter                  $    --       $ 167.4        $    --
Second Quarter                     4.7          (9.6)         (29.7)
Third Quarter                      1.2           6.1             --
Fourth Quarter                   118.2           7.7             --
-------------------------------------------------------------------
                               $ 124.1       $ 171.6        $ (29.7)
===================================================================

2000 Rationalization Actions -- The Company recorded rationalization charges totaling $118.2 million in the fourth quarter of 2000 ($93.7 million after tax or $.59 per share) related to global workforce reductions and manufacturing facility consolidations in Europe, Latin America and Asia. The Company also recorded rationalization charges totaling $1.2 million in the third quarter of 2000 ($1.2 million after tax or $.01 per share) related to the closing of its tire manufacturing facility in Italy initiated in 1999 (which is for negotiated benefits accepted in the third quarter of 2000). The Company recorded net rationalization charges totaling $4.7 million ($5.2 million after tax or $.03 per share) in the second quarter of 2000 related to the closing of the Italian manufacturing facility (which is for negotiated benefits accepted in the second quarter of 2000) and associate reductions due to sales office consolidation in Europe following the Company's Dunlop acquisition. In the fourth quarter of 1999, the Company took a charge for the closure of the Italian facility, however that charge did not include certain associate benefit amounts that had not been negotiated at that time.

    1999 Rationalization Actions -- The table below sets forth by quarter for the periods indicated the rationalization plans adopted in the quarter and any reversals of, or other adjustments to, prior rationalization plans credited or charged in such quarter:

                                  Year Ended December 31, 1999
                       -------------------------------------------
                       Rationalization     Reversals    Net Charge
                               Action         and        (Credit)
 (In millions)                Recorded    Adjustments    Recorded
------------------------------------------------------------------
First Quarter                  $167.4       $   --        $167.4
Second Quarter                     --         (9.6)         (9.6)
Third Quarter                    46.5        (40.4)          6.1
Fourth Quarter                   26.2        (18.5)          7.7
------------------------------------------------------------------
                               $240.1       $(68.5)       $171.6
==================================================================

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

    1998 Rationalization Actions -- The Company did not adopt any rationalization plans during 1998. In the 1998 second quarter the Company recorded a reversal of $29.7 million of charges originally made in respect of the 1997 rationalization program, which consisted of $22.0 million resulting from favorable settlement of obligations related to the Company's exit from the Formula 1 racing series and $7.7 million related to plant downsizing and closure activities in North America.

    2000 Program -- The Company committed to rationalization actions in the second and fourth quarters to reduce costs and increase productivity and efficiency. These actions consisted of global workforce reductions and manufacturing facility consolidations in Europe, Latin America and Asia. The Company recorded charges totaling $119.4 million ($95.0 million after tax or $.59 per share), of which $86.4 million related to future cash outflows, primarily for associate severance costs and $33.0 million related to non-cash writeoffs. The balance of the provisions recorded under the 2000 program totaled $82.0 million at December 31, 2000.

    Associate-related rationalization costs totaling $92.6 million were recorded and incurred during 2000 as follows:

                                                              Balance at
 (In millions)                        Recorded     Incurred     12/31/00
------------------------------------------------------------------------
Plant downsizing and consolidation       $51.5        $(3.5)       $48.0
Worldwide associate reductions            41.1        (15.9)        25.2
------------------------------------------------------------------------
                                         $92.6       $(19.4)       $73.2
========================================================================

Under the 2000 program, the Company provided for the release of approximately 5,600 associates around the world, primarily production and support associates in Europe, Latin America and Asia. During 2000, approximately 500 associates in Latin American and European operations were released at a cost of $19.4 million. The Company plans to release approximately 5,100 more associates under the above programs during 2001.

    Rationalization costs, other than associate-related costs, totaling $26.8 million were recorded and incurred in 2000 as follows:

                                                                Balance at
 (In millions)                          Recorded     Incurred     12/31/00
--------------------------------------------------------------------------
 Plant downsizing and consolidation        $26.8       $(18.0)        $8.8
==========================================================================

Plant downsizing and consolidation costs were primarily for the writeoff of scrapped equipment taken out of service in Latin America and Europe and for noncancellable lease costs. The Company plans to complete these actions during 2001.

    1999 Program -- The Company committed to a number of rationalization actions in the first, third and fourth quarters of 1999 totaling $240.1 million ($177.7 million after tax or $1.13 per share). The balance of the provisions recorded under the 1999 program totaled $4.3 million and $41.2 million at December 31, 2000 and December 31, 1999, respectively.

    The Company also recorded charges under this program of $6.0 million in the second, third and fourth quarters of 2000, related to the closure of the Company's manufacturing facility in Italy for associates that accepted negotiated benefits in those respective periods.

    Associate-related rationalization costs totaling $171.6 million were recorded in 1999. Activity during 2000 is presented below:

                        Balance at       2000                Balance at
 (In millions)           12/31/99      Charges     Incurred    12/31/00
-----------------------------------------------------------------------
North American Tire
  staffing                  $11.1       $  --        $(9.9)       $ 1.2
European associate
  reductions                  6.2         6.0         (9.1)         3.1
Asset sales and other
  exit costs                  5.8         (.5)        (5.3)          --
Termination of tire
  production                  5.6          --         (5.6)          --
Plant downsizing and
  consolidation                .4          --          (.4)          --
Withdrawal of support
  for CART/IRL                 .3          --          (.3)          --
-----------------------------------------------------------------------
                            $29.4       $ 5.5       $(30.6)       $ 4.3
=======================================================================

Under the above programs, approximately 450 associates were released in 2000 at a cost of $30.6 million. These associates were primarily hourly and staff associates in Italy and production and support associates at a Latin American facility. Associate reductions under the above programs have been completed, with the exception of approximately 350 more Italian manufacturing associates to be released during 2001.

    Rationalization costs, other than associate-related costs, totaling $68.5 million were recorded in 1999. Activity during 2000 follows:

                           Balance at        2000                   Balance at
 (In millions)              12/31/99       Charges     Incurred       12/31/00
------------------------------------------------------------------------------
 Withdrawal of support
  for CART/IRL                 $ 9.5        $ (.7)       $(8.8)         $  --
Termination of tire
  production                     2.1           --         (2.1)            --
Plant downsizing and
  consolidation                   .1           --          (.1)            --
Asset sales and other
  exit costs                      .1          (.1)          --             --
------------------------------------------------------------------------------
                               $11.8        $ (.8)       $(11.0)        $  --
==============================================================================

The Company has completed the actions under the above programs.

DUNLOP RATIONALIZATIONS

The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

    The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. The Company recorded costs in 1999 and 2000 totaling $67.1 million, substantially all of which were for future cash outflows. Under these rationalization programs, associate-related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $52.8 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and noncancellable leases. Through December 31, 2000, costs totaling $38.9 million had been incurred. The remaining balance of these provisions at December 31, 2000 totaled $28.2 million.

    During 2000, associate-related costs totaling $48.4 million were recorded for the release of approximately 1,900 associates. Approximately 1,200 associates were released during 2000 at a cost of $34.0 million. The Company plans to release approximately 700 more associates under this program during 2001. The following table presents activity during 2000:

                        Balance at        2000                  Balance at
 (In millions)            12/31/99      Charges     Incurred      12/31/00
--------------------------------------------------------------------------
                              $3.3       $48.4       $(34.0)       $17.7
==========================================================================

During 2000, rationalization costs, other than associate-related costs, totaling $11.8 million were recorded. The following table presents activity during 2000:

                        Balance at        2000                   Balance at
 (In millions)            12/31/99      Charges      Incurred      12/31/00
---------------------------------------------------------------------------
                              $2.1       $11.8        $ (3.4)       $10.5
===========================================================================

The Company has finalized and implemented the Dunlop integration plan. Although the integration plan has been implemented, certain actions have not yet been fully executed and will be completed in 2001.

NOTE 4
--------------------------------------------------------------------------------

OTHER (INCOME) AND EXPENSE


(In millions)                      2000             1999             1998
--------------------------------------------------------------------------
Asset sales                     $  (5.0)         $(166.7)         $(123.8)
Interest income                   (13.9)           (16.3)           (12.8)
Financing fees and
  financial instruments            44.8             41.1             43.1
Lawsuit settlement                   --               --             15.9
Miscellaneous                       1.9             (5.2)             1.1
--------------------------------------------------------------------------
                                $  27.8          $(147.1)         $ (76.5)
==========================================================================

During 2000, the Company recorded a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in Mexico. During 1999, the Company recorded a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in 1999 from the Company's sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals. The Company recorded gains in 1998 totaling $123.8 million ($76.4 million after tax or $.48 per share) on the disposition of a latex processing facility in Georgia, six distribution facilities in North America and certain other real estate.

    Interest income consists of amounts earned on deposits, primarily from funds invested in time deposits in Latin America and Asia, pending remittance or reinvestment in the regions. At December 31, 2000, $93.2 million or 36.9% of the Company's cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil ($90.3 million or 37.1% at December 31, 1999) and $65.8 million or 26.0% were concentrated in Asia ($58.8 million or 24.2% at December 31, 1999). Dividends received by the Company and domestic subsidiaries from its consolidated international operations for 2000, 1999 and 1998 were $102.2 million, $352.4 million and $215.9 million, respectively.

    Financing fees and financial instruments consists primarily of fees paid under the Company's domestic accounts receivable continuous sale programs. Refer to Note 5.

    In 1998, the Company recorded a charge of $15.9 million ($10.4 million after tax or $.07 per share) for the settlement of several related lawsuits involving employment matters in Latin America.

NOTE 5
--------------------------------------------------------------------------------

ACCOUNTS AND NOTES RECEIVABLE


(In millions)                             2000              1999
------------------------------------------------------------------
Accounts and notes receivable           $2,168.0          $2,378.2
Allowance for doubtful accounts            (93.3)            (81.9)
------------------------------------------------------------------
                                        $2,074.7          $2,296.3
==================================================================

Throughout the year, the Company sold certain domestic accounts receivable under a continuous sale program. Under the program, undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. At December 31, 2000 and 1999, the level of net proceeds from sales under the program was $550 million. The volume of receivables sold under this program totaled $3.7 billion during 2000. The balance of the uncollected portion of receivables sold under that and other agreements was $604.2 million at December 31, 2000 and $565.6 million at December 31, 1999. Fees paid by the Company under these agreements are based on certain variable market rate indices and are recorded as Other (Income) and Expense. Refer to
Note 4.


NOTE 6
--------------------------------------------------------------------------------

GOODWILL


(In millions)                       2000             1999
----------------------------------------------------------
Goodwill                         $ 669.6          $ 572.4
Accumulated amortization           (81.2)           (55.5)
---------------------------------------------------------
                                 $ 588.4          $ 516.9
=========================================================

Amortization of goodwill totaled $25.7 million, $24.1 million and $18.1 million in 2000, 1999 and 1998, respectively.

NOTE 7
--------------------------------------------------------------------------------

INVENTORIES


(In millions)                2000             1999
--------------------------------------------------
Raw materials            $  480.4         $  490.6
Work in process             123.5            124.0
Finished product          2,275.8          1,955.4
--------------------------------------------------
                         $2,879.7         $2,570.0
==================================================

During the fourth quarter of 2000, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) for domestic inventories. Prior periods have been restated to reflect this change. The method was changed in part to achieve a better matching of revenues and expenses. The change increased net income in 2000 by $44.4 million ($.28 per basic and diluted share), and increased retained earnings for years prior to 1998 by $218.2 million.

    The following table presents the effect of the change on earnings for 1999 and 1998:


(In millions, except per share)                          1999             1998
--------------------------------------------------------------------------------
Income from Continuing Operations as reported         $  241.1         $  717.0
Change in inventory costing method                         2.1            (44.8)
--------------------------------------------------------------------------------
Income from Continuing Operations as restated            243.2            672.2
--------------------------------------------------------------------------------
Discontinued Operations                                     --            (34.7)
--------------------------------------------------------------------------------
Net Income as restated                                $  243.2         $  637.5
--------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE - BASIC:
Income from Continuing Operations as reported         $   1.54         $   4.58
Change in inventory costing method                         .01             (.29)
--------------------------------------------------------------------------------
Income from Continuing Operations as restated             1.55             4.29
--------------------------------------------------------------------------------
Discontinued Operations                                     --             (.22)
--------------------------------------------------------------------------------
Net Income as restated                                $   1.55         $   4.07
--------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE - DILUTED:
Income from Continuing Operations as reported         $   1.52         $   4.53
Change in inventory costing method                         .01             (.28)
--------------------------------------------------------------------------------
Income from Continuing Operations as restated             1.53             4.25
--------------------------------------------------------------------------------
Discontinued Operations                                     --             (.22)
--------------------------------------------------------------------------------
Net Income as restated                                $   1.53         $   4.03
================================================================================

NOTE 8
--------------------------------------------------------------------------------

INVESTMENTS

INVESTMENTS

On February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. On August 15, 2000, the Company converted the entire principal amount of the Sumitomo Note into shares of the Common Stock of Sumitomo (the "Sumitomo Investment"). The Company has classified the Sumitomo Investment as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

    The fair value of the Sumitomo Investment was $100.9 million at December 31, 2000, and is included in Other Assets on the Consolidated Balance Sheet. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Company's 1.2% Convertible Note Payable Due August 16, 2001 in the principal amount of Yen6,536,535,767 has been designated as a hedge of the exchange exposure of the Sumitomo Investment. To the extent the hedge is effective, the effect of exchange rate changes on the Company's Note are reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At December 31, 2000 the gross unrealized holding loss on the Sumitomo Investment, net of the hedge, totaled $16.1 million ($10.0 million after tax).

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted (SFAS 133). Pursuant to the adoption of SFAS 133, effective January 1, 2001 the Company redesignated its 1.2% Convertible Note Payable as a hedge of its investment in subsidiaries in Japan.

NONCASH INVESTING AND FINANCING ACTIVITIES

The Consolidated Statement of Cash Flows is presented net of the following transactions:

    In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the "Note Agreement"). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Yen50 par value per share, of Sumitomo at a conversion price of Yen539 per share, subject to certain adjustments. The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of the Common Stock of Sumitomo, which represents 10% of Sumitomo's outstanding shares. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999.

    On June 14, 1999, the Company and Sumitomo agreed that they would not redeem the respective Notes and would convert the Notes, subject to the condition that the global alliance between the Company and Sumitomo was operating at July 1, 2000. On July 7, 2000, the Company and Sumitomo amended the Note Agreement and on August 15, 2000: (1) Sumitomo converted Yen6,536,535,167 principal amount of the Note into approximately 1,138,030 shares of the Common Stock of the Company;
(2) the Company paid Yen223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of Yen6,536,535,767 due on August 16, 2001 and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen5,731, subject to adjustment. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and is convertible into Common Stock of the Company at a conversion price of Yen5,731 per share, subject to adjustment, at any time prior to maturity.

    The acquisition cost of the strategic alliance with Sumitomo in 1999 included the approximately $307 million fair value of 25% of the Company's businesses contributed to the European joint venture. The Company also acquired debt totaling $130 million in Dunlop's European and North American businesses.

    In 2000, the Company acquired a majority ownership interest in a retreading production and distribution operation in the United States, and recorded a liability for the expected future payment of $72.5 million. In 1999, the Company's Slovenian tire manufacturing subsidiary recorded fixed assets totaling $43.4 million acquired under a capital lease. In 1998, the Company acquired a majority ownership interest in an Indian tire manufacturer and assumed $103 million of debt.

NOTE 9
--------------------------------------------------------------------------------

PROPERTIES AND PLANTS


                                                        2000                                           1999
                                     ------------------------------------------------------------------------------------------
 (In millions)                           Owned    Capital Leases        Total           Owned     Capital Leases         Total
-------------------------------------------------------------------------------------------------------------------------------
 Properties and plants, at cost:
  Land and improvements              $   390.3      $    20.7        $   411.0      $   445.4        $    11.7        $   457.1
  Buildings and improvements           1,683.4          108.5          1,791.9        1,652.9             96.6          1,749.5
  Machinery and equipment              8,537.5           92.3          8,629.8        8,234.8            148.3          8,383.1
  Construction in progress               550.9             --            550.9          722.7               --            722.7
-------------------------------------------------------------------------------------------------------------------------------
                                      11,162.1          221.5         11,383.6       11,055.8            256.6         11,312.4
-------------------------------------------------------------------------------------------------------------------------------
Accumulated depreciation              (5,785.5)         (77.1)        (5,862.6)      (5,470.9)           (80.5)        (5,551.4)
-------------------------------------------------------------------------------------------------------------------------------
                                     $ 5,376.6      $   144.4        $ 5,521.0      $ 5,584.9        $   176.1        $ 5,761.0
===============================================================================================================================

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, approximately 18 years; machinery and equipment, approximately 10 years.


NOTE 10
--------------------------------------------------------------------------------

LEASED ASSETS

Net rental expense charged to income follows:

(In millions)                        2000               1999               1998
--------------------------------------------------------------------------------
Gross rental expense              $ 291.4            $ 260.4            $ 240.6
Sublease rental income              (70.6)             (72.5)             (65.9)
--------------------------------------------------------------------------------
                                  $ 220.8            $ 187.9            $ 174.7
================================================================================

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

    While substantially all subleases and some operating leases are cancelable for periods beyond 2001, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, the Company would normally expect to renew the leases or substitute another more favorable retail location.

    The following table presents minimum future lease payments:

                                                                                                        2006 and
 (In millions)                       2001          2002          2003           2004          2005        beyond           Total
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASES
  Minimum lease payments         $   28.7      $    9.0      $    7.4       $    6.1      $    4.7      $   25.7        $   81.6
  Minimum sublease rentals            (.2)          (.1)           --             --            --            --             (.3)
---------------------------------------------------------------------------------------------------------------------------------
                                 $   28.5      $    8.9      $    7.4       $    6.1      $    4.7      $   25.7        $   81.3
---------------------------------------------------------------------------------------------------------------------------------
  Imputed interest                                                                                                         (17.7)
  Executory costs                                                                                                           (1.4)
---------------------------------------------------------------------------------------------------------------------------------
  Present value                                                                                                         $   62.2
---------------------------------------------------------------------------------------------------------------------------------
OPERATING LEASES
  Minimum lease payments         $  358.9      $  182.4      $  142.9       $  105.1      $  103.2      $  209.7        $1,102.2
  Minimum sublease rentals          (43.8)        (35.8)        (27.6)         (19.2)        (11.4)        (18.2)         (156.0)
---------------------------------------------------------------------------------------------------------------------------------
                                 $  315.1      $  146.6      $  115.3       $   85.9      $   91.8      $  191.5        $  946.2
---------------------------------------------------------------------------------------------------------------------------------
  Imputed interest                                                                                                        (207.8)
---------------------------------------------------------------------------------------------------------------------------------
  Present value                                                                                                         $  738.4
=================================================================================================================================

NOTE 11

FINANCING ARRANGEMENTS AND
DERIVATIVE FINANCIAL INSTRUMENTS

SHORT TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2000, the Company had short term committed and uncommitted credit arrangements totaling $2.2 billion, of which $.93 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements. In addition, the Company maintains a commercial paper program, whereunder the Company may have up to $1.5 billion outstanding at any one time. Commercial paper totaling $297.7 million was outstanding at December 31, 2000.

    Two credit facility agreements are available whereunder the Company may from time to time borrow and have outstanding until March 31, 2001 up to U.S. $60 million at any one time with domestic and international banks. Under the terms of the agreements, the Company may, upon payment of a fee at or prior to borrowing, repay U.S. dollar borrowings in either U.S. dollars or a predetermined equivalent amount of certain available European or Asian currencies. Borrowings are discounted at rates equivalent to an average of 30 basis points over a three-month reserve adjusted LIBOR. There were no borrowings outstanding under this agreement at December 31, 2000. The average amount outstanding under similar agreements during 2000 was $28.6 million.

    The Company had outstanding debt obligations, which by their terms are due within one year, amounting to $1.74 billion at December 31, 2000. Commercial paper, domestic short term bank debt and current maturities of long term debt represented $947.3 million of this total, with a weighted average interest rate of 7.04% at December 31, 2000. The remaining $788.8 million was short term debt of international subsidiaries, with a weighted average interest rate of 6.52% at December 31, 2000. Short term borrowings totaling $500 million were classified as long term on the Consolidated Balance Sheet at December 31, 2000.

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2000, the Company had long term credit arrangements totaling $3.5 billion, of which $1.5 billion were unused.

    The following table presents long term debt at December 31:

(In millions)                                     2000             1999
-----------------------------------------------------------------------
Swiss franc bonds:
  5.375% due 2006                             $   96.7         $   99.0
  5.375% due 2000                                   --            105.0
6.375% Eurobonds due 2005                        371.1               --
Notes:
  8 1/8% due 2003                                299.7               --
  6 5/8% due 2006                                249.4            249.3
  8 1/2% due 2007                                300.0               --
  6 3/8% due 2008                                 99.7             99.6
      7% due 2028                                148.9            148.9
Bank term loans due 2001 - 2005                  151.4            147.8
Domestic short term borrowings                   500.0          1,457.0
Other domestic and international debt            229.4            158.2
-----------------------------------------------------------------------
                                               2,446.3          2,464.8
Capital lease obligations                         62.5             97.4
-----------------------------------------------------------------------
                                               2,508.8          2,562.2
Less portion due within one year                 159.2            214.3
-----------------------------------------------------------------------
                                              $2,349.6         $2,347.9
=======================================================================

In addition to the amounts in the table above, on February 25, 1999 the Company issued to Sumitomo Rubber Industries at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Yen13,073,070,934 (equivalent to $127.8 million at December 31, 1999). The Company's Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Yen5,731 per share, subject to certain adjustments.

    On July 7, 2000, the Company and Sumitomo amended the Purchase Agreement and on August 15, 2000: (1) Sumitomo converted Yen6,536,535,167 principal amount of the Note into approximately 1,138,030 shares of the Common Stock of the Company;
(2) the Company paid Yen223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of Yen6,536,535,767 due on August 16, 2001 (equivalent to $56.9 million at December 31, 2000) and payable at the Company's option in cash or in shares of Common Stock at a conversion price of Yen5,731, subject to adjustment. The replacement note bears interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to maturity (or, if earlier, conversion) and is convertible into Common Stock of the Company at a conversion price of Yen5,731 per share, subject to adjustment, at any time prior to maturity. On January 1, 2001, the Company designated its Note as a hedge of its investment in subsidiaries in Japan. On January 15, 2001, Sumitomo gave notice to the Company that it will convert the replacement note into approximately 1,140,866 shares of Common Stock of the Company on February 6, 2001.

    At December 31, 2000, the fair value of the Company's long term fixed rate debt amounted to $1.73 billion, compared to its carrying amount of $1.78 billion ($812.7 million and $836.0 million, respectively, at December 31, 1999). The difference was attributable primarily to the long term public bonds issued in 2000 and 1999. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the Company's variable rate debt approximated its carrying amount at December 31, 2000 and 1999.

    The Swiss franc bonds were hedged by foreign exchange contracts at December 31, 2000 and 1999, as discussed below.

    The Company has designated Euro200 million principal amount of the Eurobonds as hedging the exposure to the impact of Euro/U.S. dollar exchange rate movements on the equity of certain of its subsidiaries in Europe. The remaining Euro200 million principal amount is hedged by foreign exchange contracts, as discussed below.

    The Notes have an aggregate face amount of $1.1 billion and are reported net of unamortized discount aggregating $2.3 million ($500.0 million and $2.2 million, respectively, at December 31, 1999).

    The bank term loans due 2001 through 2005 are comprised of $11.4 million of fixed rate agreements bearing interest at a weighted average rate of 5.18% and a $140 million agreement bearing interest at a floating rate based upon LIBOR plus a fixed spread, including a $50 million floating rate agreement that allows the bank to terminate the loan in 2002 or convert the loan to a fixed interest rate of 7.19% until maturity in 2005.

    All commercial paper outstanding, which was issued for terms of less than 154 days, and certain domestic short term bank borrowings outstanding, which by their terms are or were due within one year, are classified as long term debt on the Consolidated Balance Sheet at December 31, 2000 and 1999. These obligations are supported by lending commitments under the two revolving credit facilities described below. It is the Company's intent to maintain these debt obligations as long term.

    Other domestic and international debt consisted of fixed and floating rate bank loans denominated in U.S. dollars and other currencies and maturing in 2001
- 2008. The weighted average interest rate in effect under these loans was 7.73% at December 31, 2000.

    The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $750 million 364-day revolving credit facility.

    The $750 million five-year facility agreement is with 27 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 12.5 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 37.5 to 100 basis points. These fees may fluctuate quarterly within these ranges based upon the Company's leverage. During 2000, commitment fees ranged from 7.5 to 15 basis points and usage fees ranged from 22.5 to 45 basis points. Commitment and usage fees paid during 2000 averaged 12.5 basis points.

    The $750 million 364-day credit facility agreement is with 27 domestic and international banks and provides that the Company may borrow until August 15, 2001, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee ranging from 10 to 20 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 40 to 105 basis points. These fees may fluctuate quarterly within these ranges based upon the Company's leverage. Under both agreements, a utilization fee of 25 basis points per annum is charged each day on which the sum of the outstanding loans exceeds 50% of the total facility.

    Under both the five-year and the 364-day facilities, the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee. In addition, the Company may obtain loans based on the prime rate or at a rate determined on a competitive bid basis. The facility agreements each contain certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 2000.

    The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 2000 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)                  2001            2002            2003            2004            2005
---------------------------------------------------------------------------------------------------
Debt incurred under
  or supported by
  revolving credit
  agreements                $    --         $    --         $    --         $    --         $ 500.0
Other                         216.1           132.1           311.6            13.0           385.6
---------------------------------------------------------------------------------------------------
                            $ 216.1         $ 132.1         $ 311.6         $  13.0         $ 885.6
===================================================================================================

Refer to Note 5 for additional information on financing arrangements. Refer to
Note 10 for additional information on capital lease obligations.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Results of operations and financial position in this Annual Report do not reflect the adoption of this standard.

Interest Rate Exchange Contracts

The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision. At December 31, 2000, the interest rate on 48% of the Company's debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 28% at December 31, 1999.

    Contract information and weighted average interest rates follow. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

 (Dollars in millions)             12/31/99          Matured        12/31/00
-----------------------------------------------------------------------------
Fixed rate contracts:
  Notional principal amount         $ 75.0          $ 25.0           $ 50.0
  Pay fixed rate                      6.24%           6.21%            6.25%
  Receive variable LIBOR              6.10            6.71             6.67
  Average years to maturity           1.54                               .9
  Fair value: favorable             $   .5                           $   --
  Carrying amount: (liability)          --                              (.2)
=============================================================================

    Weighted average information during the years 2000, 1999 and 1998 follows:

(Dollars in millions)                2000              1999              1998
-----------------------------------------------------------------------------
Fixed rate contracts:
  Notional principal             $     71          $     96          $    111
  Receive variable LIBOR             6.56%             5.26%             5.70%
  Pay fixed rate                     6.24              6.18              6.40
=============================================================================

Interest Rate Lock Contracts

The Company will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. No contracts were outstanding at December 31, 2000.

(Dollars in millions)           12/31/99          Matured         12/31/00
--------------------------------------------------------------------------
U.S. dollar contracts:
  Notional                      $    180         $    180         $     --
  Average contract rate             6.07%            6.07%              --
  Fair value                    $    5.5                                --
  Carrying amount                     --                                --
==========================================================================
Euro contracts:
  Notional                      $    101         $    101         $     --
  Average contract rate             4.61%            4.61%              --
  Fair value                    $    1.4                                --
  Carrying amount                     --                                --
==========================================================================

Foreign Currency Exchange Contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, the Company was a party to various forward exchange contracts at December 31, 2000 and 1999. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and the Company's foreign currency-denominated borrowings in the U.S. (including the annual coupon payments).

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

                                    2000                          1999
                            ---------------------------------------------------
                              Fair       Contract           Fair       Contract
 (In millions)               Value         Amount          Value         Amount
-------------------------------------------------------------------------------
Buy currency:
  Swiss franc               $106.1         $ 95.6         $212.5         $160.6
  U.S. dollar                 81.0           80.2           64.4           58.6
  Euro                       310.1          296.7           29.7           30.0
  All other                    7.0            7.5           23.1           23.1
-------------------------------------------------------------------------------
                            $504.2         $480.0         $329.7         $272.3
-------------------------------------------------------------------------------
 Contract maturity:
   Swiss franc swap                 3/06                       10/00 - 3/06
   Euro swap                        6/05                             -
   All other                    1/01 - 3/04                     1/00 - 3/04
===============================================================================
 Sell currency:
   Euro                     $ 15.8        $ 15.6          $ 48.3         $ 49.6
   Swedish krona              23.0          22.9            22.2           22.3
   U.S. dollar                35.4          35.5             6.0            5.9
   All other                   6.3           6.3             4.7            4.7
-------------------------------------------------------------------------------
                            $ 80.5        $ 80.3          $ 81.2         $ 82.5
-------------------------------------------------------------------------------
 Contract maturity              1/01 - 3/01                     1/00 - 3/00
 Carrying amount --
   asset (liability):
     Swiss franc swap  --
        current                   $   --                          $34.7
     Swiss franc swap --
       long term                    19.0                           21.4
     Euro swap --
       long term                     3.2                             --
     Other - current                  .8                            1.9
===============================================================================

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

NOTE 12

STOCK COMPENSATION PLANS AND DILUTIVE SECURITIES

The Company's 1989 Goodyear Performance and Equity Incentive Plan and the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. Stock options and related SARs granted during 2000 generally have a maximum term of ten years and vest pro rata over four years.

    Performance units granted during 2000 are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%) over a one, two or three year performance period each beginning January 1, 2001. To the extent earned, a portion of the performance units will generally be paid in cash (subject to deferral under certain circumstances) and a portion may be automatically deferred for at least five years in the form of units. Each unit is equivalent to a share of the Company's Common Stock and payable in cash, shares of the Company's Common Stock or a combination thereof at the election of the participant. A maximum of 15,000,000 shares of the Company's Common Stock are available for issuance pursuant to grants and awards made under the 1997 Plan through December 31, 2001.

    On December 4, 2000, the Company adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees, under which options in respect of up to 3,500,000 shares of the Common Stock of the Company may be granted, and the Hourly and Salaried Employee Stock Option Plan, under which options in respect of up to 600,000 shares of the Company's Common Stock may be granted. Stock options granted during 2000 generally have a maximum term of ten years and vest over one to three years.

    Stock-based compensation activity for the years 2000, 1999 and 1998 follows:

                                                       2000                            1999                            1998
                                         ------------------------------------------------------------------------------------------
                                             Shares              SARs          Shares           SARs          Shares           SARs
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                 12,418,808         2,141,954       9,563,252      1,496,670       8,226,144      1,190,248
  Options granted                         6,793,071           689,170       3,371,948        716,643       2,204,021        434,487
  Options without SARs exercised            (36,900)               --        (347,312)            --        (754,246)            --
  Options with SARs exercised                    --                --         (44,126)       (44,126)       (115,202)      (115,202)
  SARs exercised                             (3,900)           (3,900)         (9,870)        (9,870)         (7,395)        (7,395)
  Options without SARs expired             (227,913)               --         (68,342)            --         (53,283)            --
  Options with SARs expired                 (43,241)          (43,241)        (17,363)       (17,363)         (5,468)        (5,468)
  Performance units granted                 478,200                --          13,353             --         100,474             --
  Performance unit shares issued           (127,871)               --          (8,876)            --          (8,629)            --
  Performance units cancelled               (15,786)               --         (33,856)            --         (23,164)            --
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31               19,234,468         2,783,983      12,418,808      2,141,954       9,563,252      1,496,670
Exercisable at December 31                8,105,308         1,312,398       5,741,778        847,358       3,801,049        494,230
Available for grant at December 31        3,419,218                         7,433,575                     10,755,666
===================================================================================================================================

Significant option groups outstanding at December 31, 2000 and related weighted average price and life information follows:

 Grant Date              Options Outstanding           Options Exercisable            Exercisable Price      Remaining Life (Years)
----------------------------------------------------------------------------------------------------------------------------------
 12/04/00                          6,357,405                            --                       $17.68                        10
 12/06/99                          3,189,216                       879,960                        32.00                         9
 11/30/98                          2,075,289                     1,165,385                        57.25                         8
 12/02/97                          1,817,689                     1,448,156                        63.50                         7
 12/03/96                          1,530,966                     1,530,996                        50.00                         6
 1/09/96                           1,194,014                     1,194,014                        44.00                         5
 1/04/95                             669,811                       669,811                        34.75                         4
 All other                         1,720,685                     1,217,660                        37.50                         2
==================================================================================================================================

The 1,720,685 options in the `All other' category were outstanding at exercise prices ranging from $11.25 to $74.25, with a weighted average exercise price of $33.91. All options and SARs were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant.

Weighted average option exercise price information follows:

                                      2000             1999             1998
-----------------------------------------------------------------------------
Outstanding at January 1           $  45.63         $  50.27         $  46.86
Granted during the year               17.68            32.00            57.25
Exercised during the year             16.59            23.71            37.77
Outstanding at December 31            35.54            45.63            50.27
Exercisable at December 31            47.48            47.55            43.56
=============================================================================

Forfeitures and cancellations were insignificant.

    Weighted average fair values at date of grant for grants in 2000, 1999 and 1998 follow:

                              2000             1999             1998
--------------------------------------------------------------------
Options                   $   6.58         $  12.85         $  18.76
Performance units            19.00            51.62            57.25
====================================================================

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                 2000             1999             1998
-----------------------------------------------------------------------
Expected life (years)               5                5                5
Interest rate                    5.44%            5.97%            4.51%
Volatility                       30.5             33.4             26.9
Dividend yield                   2.81             2.12             1.92
=======================================================================

The fair value of performance units at date of grant was equal to the market value of the Company's common stock at that date.

   Stock-based compensation costs reduced (increased) income as follows:

(In millions, except per share)             2000            1999              1998
----------------------------------------------------------------------------------
Pretax income                           $     .2        $  (12.4)         $    5.0
Net income                                    .1            (7.7)              3.1
Net income per share                          --            (.05)              .02
==================================================================================

The following table presents the pro forma reduction in income that would have been recorded had the fair values of options granted in each year been recognized as compensation expense on a straight-line basis over the four-year vesting period of each grant.

(In millions, except per share)             2000             1999             1998
----------------------------------------------------------------------------------
Pretax income                           $   33.9         $   30.3         $   26.7
Net income                                  25.3             23.2             22.5
Net income per share                         .16              .15              .14
==================================================================================

    Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                      2000                1999                1998
----------------------------------------------------------------------------------
Average shares
  outstanding -- basic         156,840,646         156,182,004         156,570,476
Stock options                      213,443             758,437           1,484,463
Performance units                       --              98,230             252,273
1.2% Convertible
  Note Payable                   1,710,837           1,900,928                  --
----------------------------------------------------------------------------------
Average shares
   outstanding -- diluted      158,764,926         158,939,599         158,307,212
==================================================================================

NOTE 13
--------------------------------------------------------------------------------

SAVINGS PLANS

Substantially all domestic associates are eligible to participate in one of the Company's six savings plans. Under these plans associates elect to contribute a percentage of their pay. In 2000, most plans provided for the Company's matching of these contributions (up to a maximum of 6% of the associate's annual pay or, if less, $10,500) at the rate of 50%. Company contributions were $41.4 million, $43.0 million and $42.8 million for 2000, 1999 and 1998, respectively. A defined contributed pension plan for certain foreign associates was established July 1, 1999. Company contributions were $.1 million in 2000 and $2.4 million in 1999.


NOTE 14
--------------------------------------------------------------------------------

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

   Net periodic benefit cost follows:

 (In millions)                            2000             1999             1998
--------------------------------------------------------------------------------
 Service cost -- benefits
   earned during the period            $  19.5          $  21.5          $  20.5
 Interest cost                           164.2            145.6            152.2
 Amortization of unrecognized:
    -- net losses                         14.7              9.0              8.9
    -- prior service cost                 (2.2)            (2.3)            (3.9)
--------------------------------------------------------------------------------
                                       $ 196.2          $ 173.8          $ 177.7
================================================================================

The Company recognized a curtailment loss of $3.7 million and a special termination loss of $1.4 million in 2000. During 1998, the Company recognized a curtailment gain of $.3 million. Refer to Note 3.

     The following table sets forth changes in the accumulated benefit obligation and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 2000 and 1999:


(In millions)                                      2000            1999
-------------------------------------------------------------------------------
ACCUMULATED BENEFIT OBLIGATION:
Beginning balance                             $(2,124.3)       $(2,173.3)
  Service cost -- benefits earned                 (19.5)           (21.5)
  Interest cost                                  (164.2)          (145.6)
  Plan amendments                                  (3.0)             (.5)
  Actuarial gain (loss)                           (75.4)           158.7
  Acquisitions                                     --             (154.8)
  Foreign currency translation                      7.5              4.9
  Curtailments                                     (3.1)              --
  Associate contributions                          (2.2)            (1.8)
  Benefit payments                                230.5            209.6
-------------------------------------------------------------------------------
  Ending balance                               (2,153.7)        (2,124.3)
-------------------------------------------------------------------------------
  Unrecognized net loss                           313.5            255.3
  Unrecognized prior service cost                 (23.1)           (27.4)
-------------------------------------------------------------------------------
Accrued benefit liability recognized
  on the Consolidated Balance Sheet           $(1,863.3)        $(1,896.4)
-------------------------------------------------------------------------------


     Of the accrued benefit liability recognized, $222.0 million and $168.0 million was included in current liabilities at December 31, 2000 and 1999, respectively.

   The following table presents significant assumptions used:



                                                    U.S.     International
                                                    ----------------------
2000
Discount rate                                        8.0%        7.7%
Rate of increase in compensation levels              4.0         4.6
-------------------------------------------------------------------------------
1999
Discount rate                                        7.5%        8.3%
Rate of increase in compensation levels              4.0         5.4
-------------------------------------------------------------------------------
1998
Discount rate                                        7.0%        7.6%
Rate of increase in compensation levels              4.0         5.8
-------------------------------------------------------------------------------


A 7.25% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 5.0% annual rate of increase for retirees 65 years and older is assumed in 2001. These rates gradually decrease to 5.0% in 2011 and remain at that level thereafter. A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 2000 and the aggregate service and interest cost for the year then ended as follows:

(In millions)                                  1% Increase      1% Decrease
-------------------------------------------------------------------------------
Accumulated benefit obligation                   $19.9          $(19.1)
Aggregate service and interest cost                2.3           ( 2.1)


NOTE 15
-------------------------------------------------------------------------------

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

   Net periodic pension cost follows:

(In millions)                             2000        1999          1998
-------------------------------------------------------------------------------
Service cost-benefits earned
  during the period                    $ 119.6      $ 118.0      $ 104.4
Interest cost on projected
  benefit obligation                     353.0        314.6        280.4
Expected return on plan assets          (470.7)      (389.2)      (334.2)
Amortization of unrecognized:
   -- prior service cost                  69.1         65.9         66.9
   -- net (gains) losses                  (7.1)        14.2          6.9
   -- transition amount                     .4           .3          1.2
-------------------------------------------------------------------------------
                                       $  64.3      $ 123.8      $ 125.6
-------------------------------------------------------------------------------


The Company recognized a settlement loss of $1.4 million, a curtailment loss of $1.5 million and a special termination loss of $6.4 million during 2000. During 1999, the Company recognized a settlement gain of $12.5 million and a curtailment loss of $6.2 million. During 1998, the Company recognized a settlement loss of $6.6 million. Refer to Note 3.

     The following table sets forth the funded status and amounts recognized on the Company's Consolidated Balance Sheet at December 31, 2000 and 1999. At the end of 2000 and 1999, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.


 (In millions)                                      2000             1999
-------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION:
Beginning balance                                $(4,878.1)      $(4,154.8)
  Service cost -- benefits earned                   (119.6)         (118.0)
  Interest cost                                     (353.0)         (314.6)
  Plan amendments                                   (248.6)            (.6)
  Actuarial loss                                     153.8            (5.8)
  Associate contributions                            (23.6)          (23.4)
  Acquisitions                                          --          (626.1)
  Curtailments/settlements                             6.7             6.3
  Foreign currency translation                        78.7            76.9
  Benefit payments                                   332.3           282.0
-------------------------------------------------------------------------------
  Ending balance                                  (5,051.4)       (4,878.1)
  Plan assets                                      4,749.6         5,178.9
-------------------------------------------------------------------------------
 Projected benefit obligation in excess
   of plan assets                                   (301.8)          300.8
 Unrecognized prior service cost                     645.7           475.1
 Unrecognized net gain                               (10.2)         (440.6)
 Unrecognized net obligation at transition             6.7             8.0
-------------------------------------------------------------------------------
 Net benefit cost recognized on the
 Consolidated Balance Sheet                      $   340.4       $   343.3
-------------------------------------------------------------------------------


   The following table presents significant assumptions used:

                                                        U.S.       International
                                                        ------------------------
2000
Discount rate                                            8.0%           6.7%
Rate of increase in compensation levels                  4.0            3.6
Expected long term rate of return on plan assets         9.5            8.6
-------------------------------------------------------------------------------
1999
Discount rate                                            7.5%           6.8%
Rate of increase in compensation levels                  4.3            3.9
Expected long term rate of return on plan assets         9.5            8.8
-------------------------------------------------------------------------------
1998
Discount rate                                            7.0%           6.6%
Rate of increase in compensation levels                  4.0            3.8
Expected long term rate of return on plan assets         9.5            8.7
-------------------------------------------------------------------------------


     The following table presents amounts recognized on the Consolidated Balance
Sheet:

(In millions)                                       2000            1999
-------------------------------------------------------------------------------
Prepaid benefit cost
   -- current                                      $  92.0        $  18.0
   -- long term                                      549.5          598.6
Accrued benefit cost
   -- current                                        (72.7)         (63.1)
   -- long term                                     (521.5)        (242.6)
Intangible asset                                     259.4            8.9
Deferred income taxes                                 11.8            8.3
Accumulated other comprehensive income                21.9           15.2
-------------------------------------------------------------------------------
Net benefit cost recognized on the
  Consolidated Balance Sheet                       $ 340.4        $ 343.3
-------------------------------------------------------------------------------


The following table presents changes in plan assets:

 (In millions)                                       2000           1999
-------------------------------------------------------------------------------
Beginning balance                                  $5,178.9        $3,931.2
  Actual return on plan assets                       (117.2)          831.4
  Company contributions                                81.0           120.0
  Associate contributions                              23.6            23.4
  Acquisitions                                         --             601.1
  Settlements                                          (7.8)          (12.5)
  Foreign currency translation                        (76.6)          (33.7)
  Benefit payments                                   (332.3)         (282.0)
-------------------------------------------------------------------------------
  Ending balance                                    $4,749.6       $5,178.9
-------------------------------------------------------------------------------

For plans that are not fully funded:

 (In millions)                                        2000            1999
-------------------------------------------------------------------------------
Accumulated benefit obligation                      $2,487.1         $364.3
Plan assets                                          2,239.9           65.3
-------------------------------------------------------------------------------

Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements. At December 31, 2000, these plans accounted for $167.7 million of the Company's accumulated benefit obligation, $177.4 million of its projected benefit obligation and $16.7 million of its minimum pension liability adjustment ($170.6 million, $173.3 million and $13.4 million, respectively, at December 31, 1999).

NOTE 16
-------------------------------------------------------------------------------

INCOME TAXES

The components of Income from Continuing Operations before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

 (In millions)                             2000          1999          1998
-------------------------------------------------------------------------------
U.S.                                     $(142.3)       $(69.5)       $335.4
Foreign                                    201.1         369.6         595.0
-------------------------------------------------------------------------------
                                            58.8         300.1         930.4
-------------------------------------------------------------------------------
Minority Interest in
  Net Income of Subsidiaries                33.5          40.3          31.5
-------------------------------------------------------------------------------
                                         $  92.3        $340.4        $961.9
-------------------------------------------------------------------------------

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

 (Dollars in millions)                       2000          1999         1998
-------------------------------------------------------------------------------
U.S. Federal income tax at
  the statutory rate of 35%                $ 32.3         $119.2       $336.6
Adjustment for foreign income
  taxed at different rates                  (26.0)         (17.7)       (54.3)
Gain on formation of Goodyear
  Dunlop Tires Europe B.V                      --          (56.9)          --
State income taxes, net of
  Federal benefit                            (7.4)         (12.7)         9.0
Foreign operating loss with no
  tax benefit provided                       24.8           24.0           --
Other                                        (5.2)           1.0        (33.1)
-------------------------------------------------------------------------------
United States and Foreign
  Taxes on Income                          $ 18.5         $ 56.9       $258.2
Effective tax rate                           20.0%          16.7%        26.8%
-------------------------------------------------------------------------------

The components of the provision for income taxes by taxing jurisdiction follow:


 (In millions)                            2000            1999          1998
-------------------------------------------------------------------------------
Current:
  Federal                              $   2.3          $  40.7         $(27.2)
  Foreign income and
    withholding taxes                    151.4            157.4          161.0
  State                                    3.7             (0.2)           7.0
-------------------------------------------------------------------------------
                                       $ 157.4          $ 197.9         $140.8
Deferred:
  Federal                               (101.4)          (128.5)          64.0
  Foreign                                (22.6)             6.6           46.6
  State                                  (14.9)           (19.1)           6.8
-------------------------------------------------------------------------------
                                        (138.9)          (141.0)         117.4
-------------------------------------------------------------------------------
United States and Foreign
  Taxes on Income                      $  18.5          $  56.9         $258.2
-------------------------------------------------------------------------------

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2000 and 1999 follow:

 (In millions)                                         2000             1999
-------------------------------------------------------------------------------
Postretirement benefits other than pensions         $  674.6          $  695.7
Vacation and sick pay                                   71.0              74.0
Accrued expenses deductible as paid                    102.7             106.3
Tax credit and operating loss carryforwards            208.4             185.5
Capitalized expenditures for tax reporting             199.9             123.0
Rationalizations and other provisions                   37.2              48.9
Alternative minimum tax credit carryforwards            46.7              27.0
Other                                                   59.7              34.6
-------------------------------------------------------------------------------
                                                     1,400.2           1,295.0
Valuation allowance                                   (224.3)           (163.9)
-------------------------------------------------------------------------------
Total deferred tax assets                            1,175.9           1,131.1
Total deferred tax liabilities
   -- property basis differences                      (499.3)           (558.7)
   -- inventory                                        (92.3)           (107.5)
   -- pensions                                        (157.8)           (210.3)
-------------------------------------------------------------------------------
Total deferred taxes                                $   426.5         $  254.6
-------------------------------------------------------------------------------

At December 31, 2000, the Company had tax credit carryforwards of $69.1 million and $139.3 million of tax assets on foreign net operating loss carryforwards, some of which are subject to expiration beginning in 2001. At December 31, 2000, the Company had recorded valuation allowances totaling $224.3 million against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.

     The Company made net cash payments for income taxes in 2000, 1999 and 1998 of $152.7 million, $204.0 million and $230.7 million, respectively.

     No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1.64 billion is required because this amount has been or will be reinvested in properties and plants and working capital.

It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE 17
-------------------------------------------------------------------------------

INTEREST EXPENSE

Interest expense includes interest and amortization of debt discount and expense, less amounts capitalized as follows:


 (In millions)                           2000           1999          1998
-------------------------------------------------------------------------------
Interest expense before
  capitalization                        $294.6        $191.2        $154.4
Capitalized interest                     (12.0)        (11.8)         (6.6)
-------------------------------------------------------------------------------
                                        $282.6        $179.4        $147.8
-------------------------------------------------------------------------------

The Company made cash payments for interest in 2000, 1999 and 1998 of $261.0 million, $192.8 million and $143.8 million, respectively.

NOTE 18
-------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Research and development costs for 2000, 1999 and 1998 were $423.1 million, $438.0 million and $420.7 million, respectively.

NOTE 19
-------------------------------------------------------------------------------

ADVERTISING COSTS

Advertising costs for 2000, 1999 and 1998 were $239.9 million, $238.2 million and $233.4 million, respectively.

NOTE 20
-------------------------------------------------------------------------------

BUSINESS SEGMENTS

Segment information reflects the strategic business units of the Company (SBUs), which are organized to meet customer requirements and global competition.

     The Tire business is comprised of five regional SBUs. The Engineered and Chemical businesses are each managed on a global basis. Segment information is reported on the basis used for reporting to the Company's Chairman of the Board and Chief Executive Officer.

     Each of the five regional tire business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include tubes, retreads, automotive repair services and merchandise purchased for resale.

     North American Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale.

     European Union Tire provides original equipment and replacement tires for autos, trucks, farm and construction applications in the European Union, Norway, Switzerland and export markets. European Union Tire also retreads truck and aircraft tires.

     Eastern Europe, Africa and Middle East Tire provides replacement tires for autos, trucks and farm applications in Eastern Europe, Africa, the Middle East and export markets. The segment also provides original equipment tires to manufacturers in Poland, South Africa, Turkey, Morocco and the Czech Republic.

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

     Chemical Products develops, manufactures and sells organic chemicals used in rubber and plastic processing, synthetic rubber and rubber latices, and other products for internal and external customers worldwide. Chemical Products also engages in plantation and natural rubber purchasing operations.

     The Company's oil transportation business was sold during 1998 and is accounted for as a discontinued operation. Refer to Note 22.

 (In millions)                                                               2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------
SALES
North American Tire                                                       $ 7,111.3           $ 6,648.6           $ 6,507.9
European Union Tire                                                         3,198.1             2,642.7             2,139.8
Eastern Europe, Africa and Middle East Tire                                   793.0               812.9               867.4
Latin American Tire                                                         1,047.9               948.1             1,269.8
Asia Tire                                                                     524.6               593.2               519.3
----------------------------------------------------------------------------------------------------------------------------
  Total Tires                                                              12,674.9            11,645.5            11,304.2
----------------------------------------------------------------------------------------------------------------------------
Engineered Products                                                         1,174.2             1,234.8             1,301.8
Chemical Products                                                           1,129.7               949.8               993.0
----------------------------------------------------------------------------------------------------------------------------
  Total Segment Sales                                                      14,978.8            13,830.1            13,599.0
----------------------------------------------------------------------------------------------------------------------------
Inter-SBU sales                                                              (567.1)             (482.8)             (524.3)
Other                                                                           5.4                 8.1                 6.9
----------------------------------------------------------------------------------------------------------------------------
  Net Sales                                                               $14,417.1           $13,355.4           $13,081.6
----------------------------------------------------------------------------------------------------------------------------

INCOME
North American Tire                                                       $   260.7           $    26.3           $   314.2
European Union Tire                                                            88.7               188.0               199.7
Eastern Europe, Africa and Middle East Tire                                    54.6                49.8               102.4
Latin American Tire                                                            69.8                67.7               186.1
Asia Tire                                                                      17.9                26.0                 7.5
----------------------------------------------------------------------------------------------------------------------------
  Total Tires                                                                 491.7               357.8               809.9
----------------------------------------------------------------------------------------------------------------------------
Engineered Products                                                            43.1                70.4               111.7
Chemical Products                                                              64.2               116.4               132.7
----------------------------------------------------------------------------------------------------------------------------
  Total Segment Income (EBIT)                                                 599.0               544.6             1,054.3
----------------------------------------------------------------------------------------------------------------------------
Rationalizations, asset sales and other provisions                           (119.1)               (4.9)              137.6
Interest expense                                                             (282.6)             (179.4)             (147.8)
Foreign currency exchange                                                       6.7                27.6                 2.6
Minority interest in net income of subsidiaries                               (33.5)              (40.3)              (31.5)
Inter-SBU income                                                              (28.8)              (49.6)              (61.1)
Other                                                                         (82.9)                2.1               (23.7)
----------------------------------------------------------------------------------------------------------------------------
  Income from Continuing Operations before Income Taxes                   $    58.8           $   300.1           $   930.4
----------------------------------------------------------------------------------------------------------------------------

ASSETS
North American Tire                                                       $ 5,268.5           $ 5,046.6           $ 4,136.7
European Union Tire                                                         3,088.1             3,336.1             1,690.0
Eastern Europe, Africa and Middle East Tire                                   903.6               897.1               898.1
Latin American Tire                                                           796.5               820.7               993.8
Asia Tire                                                                     668.5               725.5               744.0
----------------------------------------------------------------------------------------------------------------------------
  Total Tires                                                              10,725.2            10,826.0             8,462.6
----------------------------------------------------------------------------------------------------------------------------
Engineered Products                                                           736.8               712.4               717.5
Chemical Products                                                             742.9               689.6               625.1
----------------------------------------------------------------------------------------------------------------------------
  Total Segment Assets                                                     12,204.9            12,228.0             9,805.2
----------------------------------------------------------------------------------------------------------------------------
Corporate                                                                   1,363.1             1,050.1               957.5
----------------------------------------------------------------------------------------------------------------------------
  Assets                                                                  $13,568.0           $13,278.1           $10,762.7
----------------------------------------------------------------------------------------------------------------------------


Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the Chemical Products segment included transfers to other SBUs. EBIT is computed as follows: net sales less cost of goods sold, selling, administrative and general expense (including allocated central administrative expenses) and equity in earnings of affiliated companies. Inter-SBU sales by Chemical Products were at the lower of a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU's EBIT at Chemical Products cost. Segment assets include those assets under the management of the SBU.

(In millions)                                                                 2000                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  North American Tire                                                        $ 235.4                 $ 372.8                 $ 325.7
  European Union Tire                                                           94.0                   106.2                    73.9
  Eastern Europe, Africa and Middle East Tire                                   43.4                    46.9                    95.7
  Latin American Tire                                                           36.6                    50.6                    67.7
  Asia Tire                                                                     35.3                    38.0                    55.2
------------------------------------------------------------------------------------------------------------------------------------
    Total Tires                                                                444.7                   614.5                   618.2
------------------------------------------------------------------------------------------------------------------------------------
  Engineered Products                                                           36.7                    54.6                    49.6
  Chemical Products                                                             76.7                    90.4                    95.2
------------------------------------------------------------------------------------------------------------------------------------
    Total Segment Capital Expenditures                                         558.1                   759.5                   763.0
------------------------------------------------------------------------------------------------------------------------------------
  Corporate                                                                     56.4                    45.5                    75.4
------------------------------------------------------------------------------------------------------------------------------------
    Capital Expenditures                                                     $ 614.5                 $ 805.0                 $ 838.4
------------------------------------------------------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION
  North American Tire                                                        $ 270.0                 $ 219.7                 $ 216.7
  European Union Tire                                                          111.7                    91.8                    50.5
  Eastern Europe, Africa and Middle East Tire                                   49.3                    48.6                    46.5
  Latin American Tire                                                           35.9                    34.2                    38.9
  Asia Tire                                                                     38.2                    40.5                    29.1
------------------------------------------------------------------------------------------------------------------------------------
    Total Tires                                                                505.1                   434.8                   381.7
------------------------------------------------------------------------------------------------------------------------------------
  Engineered Products                                                           34.4                    44.2                    33.1
  Chemical Products                                                             39.4                    35.8                    34.4
------------------------------------------------------------------------------------------------------------------------------------
  Total Segment Depreciation and Amortization                                  578.9                   514.8                   449.2
------------------------------------------------------------------------------------------------------------------------------------
  Corporate                                                                     51.4                    66.9                    56.7
------------------------------------------------------------------------------------------------------------------------------------
    Depreciation and Amortization                                            $ 630.3                 $ 581.7                 $ 505.9
====================================================================================================================================

Portions of the items described in Note 3, Rationalizations and Note 4, Other (Income) and Expense were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)                                                                 2000                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
RATIONALIZATIONS
  North American Tire                                                       $   (.7)                $  71.5                 $  (7.7)
  European Union Tire                                                          23.3                     2.8                      --
  Eastern Europe, Africa and Middle East Tire                                   9.6                      .3                      --
  Latin American Tire                                                          65.7                    77.3                      --
  Asia Tire                                                                     3.3                     1.5                      --
------------------------------------------------------------------------------------------------------------------------------------
    Total Tires                                                               101.2                   153.4                    (7.7)
------------------------------------------------------------------------------------------------------------------------------------
  Engineered Products                                                           3.8                     8.8                      --
  Chemical Products                                                              --                     2.5                      --
------------------------------------------------------------------------------------------------------------------------------------
    Total Segments                                                            105.0                   164.7                    (7.7)
------------------------------------------------------------------------------------------------------------------------------------
  Corporate                                                                    19.1                     6.9                   (22.0)
------------------------------------------------------------------------------------------------------------------------------------
    Rationalizations                                                        $ 124.1                 $ 171.6                 $ (29.7)
------------------------------------------------------------------------------------------------------------------------------------

OTHER (INCOME) AND EXPENSE
  North American Tire                                                       $    --                 $    --                 $ (44.1)
  European Union Tire                                                            --                  (149.7)                   (3.2)
  Eastern Europe, Africa and Middle East Tire                                    --                      --                     (.9)
  Latin American Tire                                                          (5.0)                     --                    10.7
  Asia Tire                                                                      --                      --                   (10.1)
------------------------------------------------------------------------------------------------------------------------------------
    Total Tires                                                                (5.0)                 (149.7)                  (47.6)
------------------------------------------------------------------------------------------------------------------------------------
  Engineered Products                                                            --                      --                     1.2
  Chemical Products                                                              --                   (17.0)                  (61.5)
------------------------------------------------------------------------------------------------------------------------------------
    Total Segments                                                             (5.0)                 (166.7)                 (107.9)
------------------------------------------------------------------------------------------------------------------------------------
  Corporate                                                                    32.8                    19.6                    31.4
------------------------------------------------------------------------------------------------------------------------------------
    Other (Income) and Expense                                              $  27.8                 $(147.1)                $ (76.5)
====================================================================================================================================

SPT operating loss in 2000 did not include rationalization charges totaling $32.2 million.

Sales and operating income of the Asia Tire segment reflect the results of the Company's majority-owned tire business in the region. In addition, the Company owns a 50% interest in South Pacific Tyres Ltd. (SPT), a tire manufacturer in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in the Company's Consolidated Statement of Income using the equity method.

      The following table presents the sales and operating income of the Company's Asia Tire segment together with 100% of the sales and operating income of SPT:

(In millions)                        2000                 1999                1998
--------------------------------------------------------------------------------------
Net Sales
  Asia Tire Segment                $  524.6             $  593.2            $  519.3
  SPT                                 563.6                674.5               654.0
--------------------------------------------------------------------------------------
                                   $1,088.2             $1,267.7            $1,173.3
--------------------------------------------------------------------------------------
Operating Income (Loss)
  Asia Tire Segment                $   17.9             $   26.0            $    7.5
  SPT                                 (11.1)                31.2                47.2
--------------------------------------------------------------------------------------
                                   $    6.8             $   57.2            $   54.7
======================================================================================

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

(In millions)                   2000                 1999                 1998
-----------------------------------------------------------------------------------
NET SALES
United States                $ 7,611.1            $ 7,136.6            $ 7,093.5
International                  6,806.0              6,218.8              5,988.1
-----------------------------------------------------------------------------------
                             $14,417.1            $13,355.4            $13,081.6
-----------------------------------------------------------------------------------
LONG-LIVED ASSETS
United States                $ 4,188.5            $ 4,080.1            $ 2,750.6
International                  3,166.3              3,290.2              2,649.5
-----------------------------------------------------------------------------------
                             $ 7,354.8            $ 7,370.3            $ 5,400.1
===================================================================================


NOTE 21
--------------------------------------------------------------------------------


ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated Other Comprehensive Income follow:

(In millions)                                         2000                 1999
------------------------------------------------------------------------------------
Foreign currency translation adjustment            $(1,273.9)           $(1,072.2)
Minimum pension liability adjustment                   (21.9)               (15.2)
Unrealized investment loss                             (10.0)               (12.8)
------------------------------------------------------------------------------------
                                                   $(1,305.8)           $(1,100.2)
====================================================================================


NOTE 22
--------------------------------------------------------------------------------

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

   The transaction has been accounted for as a sale of discontinued operations. Operating results and the loss on sale of discontinued operations follow:


(In millions, except per share)                      Year Ended December 31, 1998
----------------------------------------------------------------------------------
Net Sales                                                                $   22.4
----------------------------------------------------------------------------------
Income before Income Taxes                                               $   12.9
United States Taxes on Income                                                 4.7
----------------------------------------------------------------------------------
Income from Discontinued Operations                                           8.2
----------------------------------------------------------------------------------
Loss on Sale of Discontinued Operations,
  including income from operations during
  the disposal period (3/21/98 - 7/30/98)
  of $10.0 (net of tax of $24.1)                                            (42.9)
----------------------------------------------------------------------------------
  Discontinued Operations                                                $  (34.7)
----------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE -- BASIC:
  Income from Discontinued Operations                                    $    .05
  Loss on Sale of Discontinued Operations                                    (.27)
----------------------------------------------------------------------------------
    Discontinued Operations                                              $   (.22)
----------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE -- DILUTED:
  Income from Discontinued Operations                                    $    .05
  Loss on Sale of Discontinued Operations                                    (.27)
----------------------------------------------------------------------------------
    Discontinued Operations                                              $   (.22)
===================================================================================

NOTE 23
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2000, the Company had binding commitments for investments in land, buildings and equipment of $177.1 million and off-balance-sheet financial guarantees written and other commitments totaling $138.8 million.

   At December 31, 2000, the Company had recorded liabilities aggregating $78.3 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by the Company. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of the Company's ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to Environmental Cleanup Matters at Note 1.

   At December 31, 2000, the Company had recorded liabilities aggregating $96.1 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against the Company. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of pending claims, historical experience and current trends. The Company has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount already recognized with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of the Company.

   Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against the Company and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with the Company's General Counsel, has determined with respect to each such matter either that it is not reasonably possible that the Company has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 2000 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of the Company. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's consolidated net income for the period in which such determination occurs could be materially affected.


NOTE 24
--------------------------------------------------------------------------------

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

SUPPLEMENTARY DATA  (UNAUDITED)


QUARTERLY DATA AND MARKET PRICE INFORMATION

(In millions, except per share)                                                   Quarter
                                            ------------------------------------------------------------------------------------
2000                                          First               Second           Third             Fourth             Year
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                                   $3,664.1             $3,607.3         $3,619.3         $ 3,526.4         $14,417.1
Gross Profit                                   730.1                756.7            650.5             642.5           2,779.8
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $   48.2             $   77.1         $   17.0         $  (102.0)        $    40.3
Net Income (Loss) Per Share  -- Basic       $    .31             $    .49         $    .11         $    (.65)        $     .26
                             -- Diluted          .30                  .49              .11              (.65)              .25
--------------------------------------------------------------------------------------------------------------------------------
Average Shares Outstanding   -- Basic          156.3                156.4            157.0             157.6             156.8
                             -- Diluted        158.7                158.7            158.2             157.6             158.8
Price Range of Common Stock:*
    High                                    $ 29 1/8             $ 31 5/8         $ 26 3/4         $   24.09         $  31 5/8
    Low                                       20 3/8               19 3/4           17 1/4             15.60             15.60
Dividends Per Share                         $    .30             $    .30         $    .30         $     .30         $    1.20
================================================================================================================================

The second quarter included a net after-tax charge of $5.2 million or $.03 per share for rationalizations. The third quarter included an after-tax gain of $3.2 million or $.02 per share from asset sales and an after-tax charge of $1.2 million or $.01 per share for rationalizations. The fourth quarter included an after-tax charge of $93.7 million or $.59 per share for rationalizations.

(In millions, except per share)                                                     Quarter
                                            ------------------------------------------------------------------------------------
1999                                          First               Second            Third            Fourth             Year
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                                   $3,099.1             $3,162.8         $ 3,416.4         $ 3,677.1         $13,355.4
Gross Profit                                   655.4                639.1             505.7             722.9           2,523.1
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                  $   23.9             $   83.1         $    99.2         $    37.0         $   243.2
Net Income Per Share         -- Basic       $    .15             $    .54         $     .63         $     .23         $    1.55
                             -- Diluted          .15                  .52               .63               .23              1.53
--------------------------------------------------------------------------------------------------------------------------------
Average Shares Outstanding   -- Basic          156.0                156.1             156.3             156.3             156.2
                             -- Diluted        157.8                159.6             159.5             158.8             158.9
Price Range of Common Stock:*
    High                                    $ 54 7/8             $ 66 3/4         $59 13/16         $  51 5/8         $  66 3/4
    Low                                      45 7/16                   50                44            25 1/2            25 1/2
Dividends Per Share                         $    .30             $    .30         $     .30         $     .30         $    1.20
================================================================================================================================

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

Per share amounts of unusual items are diluted.

During the fourth quarter of 2000, the Company 1) changed its inventory costing method from LIFO to FIFO and 2) began reporting expenses for transportation of products to customers as Cost of Goods Sold. Prior periods have been restated. Refer to Notes 1 and 7.

The change in the reporting of transportation costs increased Net Sales by $127.6 million, $132.6 million and $136.9 million in the 1st, 2nd and 3rd quarters of 2000, respectively, and increased Net Sales by $107.9 million, $114.1 million, $127.6 million and $125.2 million in the 1st, 2nd, 3rd and 4th quarters of 1999, respectively.

The change in the inventory costing method and the reclassification of equity earnings of affiliates increased (decreased) Gross Profit by $(17.8) million, $23.2 million and $33.4 million in the 1st, 2nd and 3rd quarters of 2000, respectively, and increased (decreased) Gross Profit by $(4.4) million, $25.6 million, $(18.5) million and $(8.8) million in the 1st, 2nd, 3rd and 4th quarters of 1999, respectively. As a result, Net Income (Loss) increased (decreased) by $(15.4) million, $17.4 million and $23.6 million in the 1st, 2nd and 3rd quarters of 2000 and $(1.6) million, $17.4 million, $(9.9) million and $(3.8) million in the 1st, 2nd, 3rd and 4th quarters of 1999, respectively.

For additional information, refer to Exhibit 99.10 to this annual Report on Form 10-K, which is incorporated herein by reference.

*New York Stock Exchange -- Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by Item 401 of Regulation S-K in respect of directors of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth under the caption "Election of Directors" at pages 3 through 6, inclusive, of Registrant's Proxy Statement, dated February 26, 2001, for its Annual Meeting of Shareholders to be held on April 2, 2001 (the "Proxy Statement"). For information regarding the executive officers of Registrant, reference is made to Part I, Item 4(A), at pages 27 through 31, inclusive, of this Annual Report.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely on a review of copies of reports on Forms 3 and 4 received by Registrant and on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Registrant believes that no director or officer of Registrant filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 2000. To the knowledge of Registrant, during 2000 there was no person required to file reports under
Section 16(a) of the Exchange Act as the owner of 10% or more of the Common Stock or any other class of Registrant's equity securities and, accordingly, the Company is not aware of any such owner's failure to file a required report on a timely basis during 2000.


ITEM 11. EXECUTIVE COMPENSATION.

      Information required by Item 402 of Regulation S-K in respect of management of Registrant is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation", at pages 10 through 19, inclusive, of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by Item 403 of Regulation S-K relating to the ownership of Registrant's Common Stock by certain beneficial owners and management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Beneficial Ownership of Common Stock" at pages 8, 9 and 10 of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is, pursuant to General Instruction G(3) to Form 10-K, incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption "Executive Officer Compensation" at pages 10 through 19, inclusive, of the Proxy Statement.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


A.   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS: See Index on page 53 of this Annual Report.


     2. FINANCIAL STATEMENT SCHEDULES: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-1 is by specific reference hereby incorporated into and made a part of this Annual Report.


     3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K: See the Index of Exhibits at pages X-1 through X-10, inclusive, which is by specific reference hereby incorporated into and made a part of this Annual Report. The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of
          Registrant:



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
                   1997

10(d)              Performance Recognition Plan                             10.1 to this Annual Report
                   adopted as of January 1, 2001                            on Form 10-K

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

10(h)              Forms of Stock Option Grant                              10.1 to Form 10-K for
                   Agreements and Performance Grant                         year ended December
                   Agreements under 1997 Plan in respect                    31, 1998
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

10(j)              Goodyear Supplementary Pension Plan                      A to Form 10-Q for quarter
                   (as amended)                                             ended March 31, 1990


EXHIBIT            DESCRIPTION                                            FILED AS EXHIBIT
-------            -----------                                            ----------------
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

10(r)              Deferred Compensation Plan for Executives              B to Form 10-Q for quarter
                                                                          ended September 30, 1994

10(s)              1994 Restricted Stock Award Plan for                   B to Form 10-Q for
                   Non-employee Directors                                 quarter ended June 30, 1994

10(t)              Outside Directors' Equity                              10.3 to Form 10-K for year
                   Participation Plan (as amended)                        ended December 31, 1997

10(u)              Amended Annex A to Performance Equity                  10.2 to Form 10-K for year
                   Grant for 1997 and to Performance Grant                ended December 31, 1998
                   for 1998

10(y)              Performance Recognition Plan of                        10.1 to Form 10-K
                   Registrant, as adopted effective                       for year ended
                   January 1, 2000                                        December 31, 1999

10(z)              Forms of Stock Option Grant Agreements                 10.2 to for year ended
                   under 1997 Plan in respect of options                  December 31, 1999
                   and SARs granted December 6, 1999

10(aa)             Forms of Stock Option Grant Agreements                 10.2 to this Annual Report
                   under 1997 Plan in respect of options and              on Form 10-K
                   SARS granted December 4, 2000

10(bb)             Forms of Performance Equity Plan Unit                  10.3 to this Annual Report
                   Grant Agreements for 2001                              on Form 10-K

10(cc)             Conformed copy of letter agreement dated               10.1 to Form 10-Q
                   September 11, 2000, between Registrant                 for quarter ended
                   and Robert J. Keegan                                   September 30, 2000

10(dd)             Conformed copy of Restricted Stock                     10.1 to Form 10-Q
                   Purchase Agreement, dated October                      for quarter ended
                   3, 2000, between Registrant and                        September 30, 2000
                   Robert J. Keegan

10(ee)             Conformed copy of Stock Option Grant                   10.1 to Form 10-Q
                   Agreement, dated October 3, 2000                       for quarter ended
                   between Registrant and Robert J.                       September 30, 2000
                   Keegan

B.   REPORTS ON FORM 8-K:


     No Current Report on Form 8-K was filed by Registrant with the Securities and Exchange Commission during the quarter ended December 31, 2000.

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


                                         THE GOODYEAR TIRE & RUBBER COMPANY
                                                    (Registrant)


Date: March 1, 2001                      By  /s/ SAMIR G. GIBARA
                                         ---------------------------------------
                                         Samir G. Gibara, Chairman of the Board
                                         and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:   March 1, 2001                                    /s/ SAMIR G. GIBARA
                                          ---------------------------------------------------
                                          Samir G. Gibara, Chairman of the Board and Chief
                                          Executive Officer and Director (Principal Executive
                                          Officer)


Date:   March 1, 2001                                   /s/ ROBERT W. TIEKEN
                                          ---------------------------------------------------
                                          Robert W. Tieken, Executive Vice President
                                          (Principal Financial Officer)


Date:   March 1, 2001                                  /s/ RICHARD J. KRAMER
                                          ---------------------------------------------------
                                          Richard J. Kramer, Vice President - Corporate Finance
                                          (Principal Accounting Officer)



                                   JOHN G. BREEN, Director
                                   WILLIAM E. BUTLER, Director
                                   THOMAS H. CRUIKSHANK, Director
                                   KATHERINE G. FARLEY, Director
                                   EDWARD T. FOGARTY, Director
Date: March 1, 2001                WILLIAM J. HUDSON, JR., Director              By /s/ ROBERT W. TIEKEN
                                   ROBERT J. KEEGAN, Director                    ------------------------------------
                                   STEVEN A. MINTER, Director                    Robert W. Tieken, Signing as
                                   AGNAR PYTTE, Director                         Attorney-in-Fact for the directors
                                   GEORGE H. SCHOFIELD, Director                 whose names appear opposite.
                                   WILLIAM C. TURNER, Director
                                   MARTIN D. WALKER, Director

     A Power of Attorney, dated December 5, 2000, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on behalf of certain of the directors of the Registrant is filed as Exhibit 24 to this Annual Report.

         FINANCIAL STATEMENT SCHEDULES ITEMS 8 AND 14(A)(2) OF FORM 10-K
                   FOR CORPORATIONS ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              --------------------

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENT SCHEDULES:


                                                                     SCHEDULE NO.   PAGE NUMBER
                                                                     ------------   -----------
Valuation and Qualifying Accounts. . . . . . . . . . . . .            II             FS-1

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


================================================================================
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             YEAR ENDED DECEMBER 31,
================================================================================

(IN MILLIONS)

                                                                    ADDITIONS
                                                              --------------------
                                                                                                TRANSLATION
                                                  BALANCE AT  CHARGED     ACQUIRED   DEDUCTIONS ADJUSTMENT    BALANCE
                                                  BEGINNING   (CREDITED)  BY         FROM          DURING     AT END OF
DESCRIPTION                                       OF PERIOD   TO INCOME   PURCHASE   RESERVES      PERIOD     PERIOD
                                                  ----------  ---------   --------   ---------- -----------   ---------
-----------------------------------------------------------------------------------------------------------------------
                                                              2000
-----------------------------------------------------------------------------------------------------------------------

Deducted from accounts and notes receivable:
For doubtful accounts . . . . . . . . . . . .     $ 81.9      $42.7       $1.4       $(29.1) (a)   $(3.6)     $ 93.3
Valuation allowance -- deferred
tax assets . . . . . . . . . . . . . . . . .       163.9       60.4         --           --           --       224.3

-----------------------------------------------------------------------------------------------------------------------
                                                              1999
-----------------------------------------------------------------------------------------------------------------------

Deducted from accounts and notes receivable:
For doubtful accounts . . . . . . . . . . . .     $ 54.9      $ 29.2      $19.3      $(19.5) (a)   $(2.0)     $ 81.9
Valuation allowance -- deferred
tax assets . . . . . . . . . . . . . . . . .        41.7       108.4       13.8          --           --       163.9

-----------------------------------------------------------------------------------------------------------------------
                                                              1998
-----------------------------------------------------------------------------------------------------------------------

Deducted from accounts and notes receivable:
For doubtful accounts . . . . . . . . . . .       $ 49.5      $ 23.4      $ --       $(18.0) (a)   $ --        $ 54.9
Valuation allowance -- deferred
tax assets . . . . . . . . . . . . . . . . .        15.8        25.9        --            --         --          41.7

-----------

Note: (a) Accounts and notes receivable charged off.

                       THE GOODYEAR TIRE & RUBBER COMPANY
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2000
                              INDEX OF EXHIBITS(1)

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
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


4                    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                     INCLUDING INDENTURES

                (a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Registrant; one certificate, First Chicago Trust Company of New York as transfer agent and registrar (incorporated by reference, filed with the Securities and Exchange Commission as
                     Exhibit 4.3 to Registrant's Quarterly Report on Form 10- Q for the quarter ended September 30, 1996, File No. 1-
                     1927).

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


------------

(1)  See Part IV, Item 14, Part A.3.


(2)  Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
4               (c)  Conformed copy of Amendment to Rights Agreement,
                     dated as of February 8, 2000 between Registrant and First
                     Chicago Trust Company of New York, Rights Agent (incor-
                     porated by reference, filed with the Securities and
                     Exchange Commission on Exhibit 4.1 to Registrant's annual
                     Report on Form 10-K for the year ended December 31, 1999).

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

------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
4               (i)  Conformed copy of Indenture, dated as of March 1, 1999, between Registrant and The Chase Manhattan Bank, as
                     Trustee (incorporated by reference, filed as Exhibit 4.2,
                     with Amendment No. 1, to Registrant's Registration
                     Statement on Form S-3, File No. 333-67145).

                (j) Conformed copy of Credit Agreement [364-Day Facility], dated as of August 20, 1999, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent
                     (incorporated by reference, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quar-ter ended September 30, 1999, File No. 1-1927).

                (k) Conformed copy of Five-Year Revolving Credit Agreement, dated as of August 15, 2000, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent
                     (incorporated by reference, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quar-ter ended September 30, 2000, File No. 1-1927),

                (l) Conformed copy of 364-Day Revolving Credit Agreement, dated as of August 15, 2000, among Registrant, the Lenders named therein and The Chase Manhattan Bank, as Agent
                     (incorporated by reference, filed as Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quar-ter ended September 30, 2000, File No. 1-1927),

                (m)  Conformed copy of Amendment, dated as of January 26,                  4.1
                     2001, to Five-Year Revolving Credit Agreement, among
                     Registrant, the Lenders named therein and The Chase
                     Manhattan Bank as Agent.

                (n)  Conformed copy of amendment, dated as of January 26,                  4.2
                     2001, to 364-Day Revolving Credit Agreement, among
                     Registrant, the Lenders named therein and the Chase
                     Manhattan Bank, as Agent

                     Information concerning Goodyear's long-term debt is set forth at Note 11, captioned "Financing Arrangements and Derivative Financial Instruments", at the sub-caption "Long
                     Term Debt and Financing Arrangements", in the Financial
                     Statements set forth at Item 8 of this Annual Report and is incorporated herein by specific reference. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation
                     S-K, agreements and instruments defining the rights of holders of long term debt of Registrant pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of Registrant and its subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
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
                (d)  Performance Recognition Plan of Registrant adopted effec-             10.1
                     tive January 1, 2001.
                (e)  Form of Performance Unit Grant Agreement in respect of grants made on December 2, 1997 in respect of 1998 under
                     the 1997 Performance Incentive Plan of Registrant (incor-
                     porated by reference, filed with the Securities and
                     Exchange Commission as Exhibit 10.2 to Registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1997,
                     File No. 1-1927).
                (f)  Forms of Stock Option Grant Agreements in respect of
                     options and SARs granted December 3, 1996 under the 1989
                     Goodyear Performance and Equity Incentive Plan: Part I,
                     form of Agreement for Incentive Stock Options; Part II,
                     form of Agreement for Non-Qualified Stock Options; and Part
                     III, form of Agreement for Non-Qualified Stock Options and
                     Tandem Stock Appreciation Rights (incorporated by
                     reference, filed with the Securities and Exchange
                     Commission as Exhibit 10.3 to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1996, File No.
                     1-1927).

-------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
10              (g)  Form of Stock Option Grant Agreement under the 1989
                     Goodyear Performance and Equity Incentive Plan in respect
                     of options granted January 4, 1994 (incorporated by
                     reference, filed with the Securities and Exchange
                     Commission as Exhibit G to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1993, File No.
                     1-1927).

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


-----------

(2)  Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
10              (m)  Forms of Stock Option Grant Agreements granted January
                     9, 1996 under the 1989 Goodyear Performance and Equity
                     Incentive Plan: Part I, Form of Agreement for Incentive
                     Stock Options; Part II, Form of Agreement for Non-
                     Qualified Stock Options; and Part III, Form of Agreement
                     for Non-Qualified Stock Options and tandem Stock
                     Appreciation Rights (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.3 to
                     Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1995, File No. 1-1927).
                (n)  Form of Performance Equity Grant Agreement in respect of grants made January 9, 1996 under the 1989 Goodyear
                     Performance and Equity Incentive Plan, as amended December
                     3, 1996 (incorporated by reference, filed with the
                     Securities and Exchange Commission as Exhibit 10.5 to
                     Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1996, File No. 1-1927).
                (o)  Form of Performance Equity Grant Agreement in respect of grants made on December 3, 1996 in respect of 1997 under
                     the 1989 Goodyear Performance and Equity Incentive Plan
                     (incorporated by reference, filed with the Securities and
                     Exchange Commission as Exhibit 10.6 to Registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1996,
                     File No. 1-1927).
                (p)  Forms of Stock Option Grant Agreements in respect of
                     options and SARs granted January 4, 1995 under the 1989
                     Goodyear Performance and Equity Incentive Plan: Part I,
                     form of Agreement for Incentive Stock Options; Part II,
                     form of Agreement for Non-Qualified Stock Options; and Part
                     III, form of Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by
                     reference, filed with the Securities and Exchange
                     Commission as Exhibit G to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1994, File No.
                     1-1927).
                (q)  Conformed copy of Consolidated Receivables Sale Agreement
                     [$550,000,000 Facility], dated as of November 15, 1996,
                     among Registrant, Asset Securitization Cooperative
                     Corporation and Canadian Imperial Bank of Commerce
                     (incorporated by reference, filed with the Securities and
                     Exchange Commission as Exhibit 10.7 to Registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1996,
                     File No. 1-1927).

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

------------

(2) Pursuant to Item 601 of Regulation S-K.


EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
                (s)  1994 Restricted Stock Award Plan for Non-employee Directors of Registrant, as adopted effective June 1, 1994
                     (incorporated by reference, filed with the Securities and
                     Exchange Commission as Exhibit B to Registrant's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1994,
                     File No. 1-1927).
                (t)  Outside Directors' Equity Participation Plan, as adopted
                     February 2, 1996 and amended February 3, 1998 (incor-
                     porated by reference filed with the Securities and Exchange
                     Commission as Exhibit 10.3 to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1997, File No.
                     1-1927).
                (u)  Amendments to Annexes to Performance Grant Agreements:
                     Part I, Amendment to Annex A to Performance Equity Grant
                     Agreement for 1997; and Part II, Amendment to Annex A to
                     Performance Grant Agreement for 1998 (incorporated by
                     reference, filed with the Securities and Exchange
                     Commission as Exhibit 10.2 to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1998, File No.
                     1-1927).
                (v)  Conformed copy of Umbrella Agreement, dated as of June 14,
                     1999, between Registrant and Sumitomo Rubber Industries,
                     Ltd. (incorporated by reference, filed with the Securities and Exchange Commission as Exhibit 10.1 to Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1999, File No. 1-1927).
                (w)  Conformed copy of Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as
                     of September 1, 1999), among Registrant, Goodyear S.A.,
                     a French corporation, Goodyear S.A., a Luxembourg cor-
                     poration, Goodyear Canada Inc., Sumitomo Rubber
                     Industries, Ltd., and Sumitomo Rubber Europe B.V. (incor-
                     porated by reference, filed with the Securities and
                     Exchange Commission as Exhibit 10.1 to Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1999, File No. 1-1927).
                (x)  Conformed copy of Shareholders Agreement for the Europe
                     JVC, dated as of June 14, 1999, among Registrant,
                     Goodyear S.A., a French corporation, Goodyear S.A., a
                     Luxembourg corporation, Goodyear Canada Inc., and
                     Sumitomo Rubber Industries, Ltd. (incorporated by refer-
                     ence, filed with the Securities and Exchange Commission
                     as Exhibit 10.2 to Registrant's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1999, File No.
                     1-1927).
                (y)  Performance Recognition Plan of Registrant, as adopted effective January 1, 2000 (incorporated by reference, filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1999, File No. 1-1927).

------------

(2) Pursuant to Item 601 of Regulation S-K.

EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
10              (z)   Forms of Stock Option Grant Agreements in respect of
                      options granted December 6, 1999 under the 1997
                      Performance Incentive Plan of Registrant: Part I, form of
                      Grant Agreement for Incentive Stock Options; Part II, form of Grant Agreement for Non-Qualified Stock Options and
                      tandem stock appreciation rights; and Part III, form of
                      Grant Agreement for Non-Qualified Stock Options
                      (incorporated by reference, filed as Exhibit 10.2 to
                      Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1999, File No. 1-1927).

                (aa)  Forms of Stock Option Grant Agreements in respect of                 10.2
                      options granted December 4, 2000, under the 1997
                      Performance Incentive Plan of Registrant: Part I, form of
                      Grant Agreement for Incentive Stock Options; Part II form
                      of Grant Agreement for Non-Qualified Stock Option; and
                      Part III, form of Grant Agreements for Non-Qualified
                      Stock Options and tandem stock appreciation rights.

                (bb)  Forms of Performance Equity Plan Unit Grant Agreements               10.3
                      in respect of grants made on December 5, 2000 under the
                      1997 Performance Incentive Plan of Registrant: Part I,
                      One year grant; Part II, Two year grant; part III, Three
                      year grant.

                (cc) Conformed copy of letter agreement dated September 11, 2000, between Registrant and Robert J. Keegan (incorpo-rated by reference, filed as Exhibit 10.1 to Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 2000, File No. 1-1927).

                (dd) Conformed copy of Restricted Stock Purchase Agreement, dated October 3, 2000, between Registrant and Robert J.
                      Keegan (incorporated by reference, filed as Exhibit 10.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

                (ee)  Conformed copy of the Stock Option Grant Agreement, dated
                      October 3, 2000, between Registrant and Robert J. Keegan
                      (incorporated by reference, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quar-ter ended September 30, 2000, File No. 1-1927).

12                    STATEMENT RE COMPUTATION OF RATIOS

                (a)   Statement setting forth the Computation of Ratio of                  12
                      Earnings to Fixed Charges.

18                    LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                (a)   Letter of PricewaterhouseCoopers LLP dated February                  18
                      5, 2001 regarding Registrant's adoption of FIFO for
                      domestic inventories.

21                    SUBSIDIARIES
                (a)   List of subsidiaries of Registrant at December 31, 2000.             21


EXHIBIT
 TABLE
 ITEM                                                                                       EXHIBIT
NO. (2)                            DESCRIPTION OF EXHIBIT                                    NUMBER
-------                            ----------------------                                   -------
23                   CONSENTS OF EXPERTS AND COUNSEL
                (a)  Consent of PricewaterhouseCoopers LLP, independent                     23
                     accountants, to incorporation by reference of their report set forth on page 53 of this Annual Report in certain
                     Registration Statements on Forms S-3 and S-8.

24                   POWER OF ATTORNEY
                (a)  Power of Attorney, dated December 5, 2000, authorizing                 24
                     Robert W. Tieken, C. Thomas Harvie, Stephanie W.
                     Bergeron and Richard J. Kramer, and each of them, to
                     sign this Annual Report on behalf of certain directors of
                     Registrant.

99                   ADDITIONAL EXHIBITS
                (a)  Registrant's definitive Proxy Statement dated February
                     26, 2001 (portions incorporated by reference, filed with the
                     Securities and Exchange Commission, File No. 1-1927).

                (b)  Registrant's Restated Consolidated Statement of Income                 99.1
                     and Retained Earnings (unaudited) for the three months
                     ended March 31, 1999, six months ended June 30, 1999,
                     nine months ended September 30, 1999 and year ended
                     December 31, 1999.

                (c)  Registrant's Restated Consolidated Statement of Income                 99.2
                     and Retained Earnings (unaudited) for the three months
                     ended March 31, 2000, the six months ended June 2000
                     and the nine months ended September 30, 2000.

                (d)  Registrant's Restated Consolidated Statement of Income                 99.3
                     (unaudited) for the three months ended March 31, 1999,
                     June 30, 1999, September 30, 1999 and December 31,
                     1999.

                (e)  Registrant's Restated Consolidated Statement of Income                 99.4
                     (unaudited) for the three months ended March 31, 2000,
                     June 30, 2000 and September 30, 2000.

                (f)  Registrant's Restated Consolidated Statement of Income                 99.5
                     and Retained Earnings (unaudited) for the years ended
                     December 31, 1999, 1998, 1997 and 1996.

                (g)  Registrant's Restated Segment Information (unaudited) for              99.6
                     the three months ended March 31, 1999, June 30, 1999,
                     September 30, 1999 and December 31, 1999.

                (h)  Registrant's Restated Segment Information (unaudited) for              99.7
                     the three months ended March 31, 1999, the six months ended
                     June 30, 1999, the nine months ended September 30, 1999 and the year ended December 31, 1999.

                            DESCRIPTION OF EXHIBITS

Exhibit Table
 Item No. (2)                                                                        Exhibit Number
-------------                                                                        --------------

   (i)           Registrant's Restated Segment Information (unaudited) for                 99.8
                 the three months ended March 31, 2000, June 30, 2000 and
                 September 30, 2000.

   (j)           Registrant's Restated Segment Information (unaudited) for                 99.9
                 the three months ended March 31, 2000, the six months ended
                 June 30, 2000 and the nine months ended September 30, 2000.

   (k)           Reconciliation of Registrant's Consolidated Statements of                99.10
                 Income for each quarter in the two year period ended
                 December 31, 2000 to reflect changes in the methods of
                 costing certain domestic inventories and the reporting of
                 expenses for transportation of products to customers and the reclassification of equity in earnings of affiliates.