Form 10-K405/A
period 2000-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2001-03-30
CIK 42582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
       ------------------                          ------------------------
 Common Stock, Without Par Value                   New York Stock Exchange
 Preferred Stock Purchase Rights                   Chicago Stock Exchange
                                                   Pacific Exchange



                            ------------------------

     The Registrant hereby amends and restates in its entirety the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth in the pages attached hereto:


                                 Part I, Item 1

                            ------------------------

         The Goodyear Tire & Rubber Company (the "Company"), by this Form 10-K/A, Amendment No. 1 to Form 10-K (the "Amendment"), hereby amends and restates in its entirety Item 1 of Part I of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "Annual Report"). In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, Item 1 of
Part I of the Annual Report as amended by this Amendment is set forth in its entirety on the following pages numbered 1 through 20, inclusive.

         The Amendment includes: (i) the cover page and this page 2 of the Amendment; and (ii) Item 1, "Business", of Part I of the Annual Report (pages numbered 1 through 20, inclusive, which follow this page 2).


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10K/A, Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE GOODYEAR TIRE & RUBBER COMPANY
                                                   (Registrant)

Date: March 30, 2001                By  /s/ ROBERT W. TIEKEN
                                     ------------------------------------------
                                     Robert W. Tieken, Executive Vice President
                                             and Chief Financial Officer
                                        (Signing on behalf of Registrant as a
                                        duly authorized officer of Registrant
                                       and as the Principal Financial Officer
                                                   of Registrant.)

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

         All passenger tires (except bias-ply temporary spare tires) and approximately 96.0% of all light and medium truck tires sold by Goodyear in the United States and Canada during 2000 were radial construction. Approximately 39.9% (39.0% in 1999 and 36.7% in 1998) of all passenger tires sold by the Company in the United States and Canada during 2000 were high performance type tires.

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