Form 10-Q
period 2001-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2001-05-15
CIK 42582

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Yes   X                                                No
         ----                                                   ----

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 2001:           158,764,505

==============================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(In millions, except per share)                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2001             2000
                                                             ---------        ---------
NET SALES                                                    $ 3,414.2        $ 3,664.1

Cost of Goods Sold                                             2,785.6          2,934.0
Selling, Administrative and General Expense                      547.9            559.7
Rationalizations                                                  79.0               --
Interest Expense                                                  68.7             62.1
Other (Income) Expense                                            (6.5)             3.9
Foreign Currency Exchange                                         (9.9)             5.1
Equity in Earnings of Affiliates                                   5.1              2.4
Minority Interest in Net Income of Subsidiaries                    7.8             16.6
                                                             ---------        ---------
Income (Loss) before Income Taxes                                (63.5)            80.3
United States and Foreign Taxes on Income                        (16.8)            32.1
                                                             ---------        ---------
NET INCOME (LOSS)                                                (46.7)            48.2

Retained Earnings at Beginning of Period                       3,558.8          3,706.9

CASH DIVIDENDS                                                   (47.6)           (47.2)
                                                             ---------        ---------
Retained Earnings at End of Period                           $ 3,464.5        $ 3,707.9
                                                             =========        =========


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:         ($   0.30)       $    0.31
                                                             =========        =========

Average Shares Outstanding                                       158.2            156.3


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:       ($   0.30)       $    0.30
                                                             =========        =========

Average Shares Outstanding                                       158.2            158.7


CASH DIVIDENDS PER SHARE                                     $    0.30        $    0.30
                                                             =========        =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2001             2000
                                                                       ---------       ----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                         $   234.2        $   252.9
     Accounts and notes receivable,
        less allowance - $87.2 ($93.3 in 2000)                           2,218.5          2,074.7
     Inventories:
        Raw materials                                                      467.8            480.4
        Work in process                                                    118.0            123.5
        Finished product                                                 2,463.9          2,275.8
                                                                       ---------        ---------
                                                                         3,049.7          2,879.7

     Prepaid expenses and other current assets                             268.1            259.9
                                                                       ---------        ---------
        TOTAL CURRENT ASSETS                                             5,770.5          5,467.2

Long Term Accounts and Notes Receivable                                     70.9             92.8
Investments in Affiliates, at equity                                       115.7            102.0
Other Assets                                                               200.3            183.8
Goodwill                                                                   576.3            588.4
Deferred Charges                                                         1,595.4          1,612.8
Properties and Plants,
     less accumulated depreciation - $5,899.1 ($5,862.6 in 2000)         5,361.4          5,521.0
                                                                       ---------        ---------
    TOTAL ASSETS                                                       $13,690.5        $13,568.0
                                                                       =========        =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                          $ 1,389.3        $ 1,505.2
     Compensation and benefits                                             786.6            823.6
     Other current liabilities                                             377.9            395.6
     United States and foreign taxes                                       249.0            208.4
     Notes payable                                                       1,289.4          1,077.0
     Sumitomo 1.2% Convertible Note Payable                                   --             56.9
     Long term debt due within one year                                    145.6            159.2
                                                                       ---------        ---------
        TOTAL CURRENT LIABILITIES                                        4,237.8          4,225.9

Long Term Debt and Capital Leases                                        2,621.4          2,349.6
Compensation and Benefits                                                2,298.4          2,310.5
Other Long Term Liabilities                                                342.0            334.1
Minority Equity in Subsidiaries                                            837.7            844.9
                                                                       ---------        ---------
    TOTAL LIABILITIES                                                   10,337.3         10,065.0

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                         --               --
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares - 158.8 (157.6 in 2000)
      after deducting 36.9 treasury shares (38.1 in 2000)                  158.8            157.6
Capital Surplus                                                          1,148.0          1,092.4
Retained Earnings                                                        3,464.5          3,558.8
Accumulated Other Comprehensive Income                                  (1,418.1)        (1,305.8)
                                                                       ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                                           3,353.2          3,503.0
                                                                       ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $13,690.5        $13,568.0
                                                                       =========        =========


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Unaudited





(In millions)

                                                                                               Accumulated
                                                             Common    Capital     Retained       Other          Total
                                                             Stock     Surplus     Earnings   Comprehensive   Shareholders'
                                                                                                 Income         Equity
                                                             -------------------------------------------------------------
Balance at December 31, 2000                                 $157.6   $ 1,092.4     $3,558.8    $ (1,305.8)     $ 3,503.0

   Comprehensive income for 2001:

                 Net income (loss)                                                     (46.7)
                 Foreign currency translation                                                       (118.0)
                 Minimum pension liability                                                             3.0
                 Unrealized investment gain                                                           11.3
                    (net of tax of $6.9)
                 Transition adjustment from
                    adoption of SFAS 133                                                               7.6
                 Deferred derivative loss                                                            (35.5)
                    Less reclassification adjustment for
                    amounts recognized in income                                                      19.3
                 Total comprehensive income (loss)                                                                 (159.0)

   Cash dividends                                                                      (47.6)                       (47.6)

   Common stock issued from treasury:
                 Conversion of 1.2% Convertible Note Payable    1.1        55.1                                      56.2
                 Stock compensation plans                       0.1         0.5                                       0.6
                                                             -------------------------------------------------------------

Balance at March 31, 2001                                    $158.8   $ 1,148.0     $3,464.5    $ (1,418.1)     $ 3,353.2
                                                             =============================================================


                                                                                         Accumulated
                                                     Common     Capital    Retained         Other           Total
                                                      Stock     Surplus    Earnings     Comprehensive    Shareholders'
                                                                                           Income          Equity
                                                     ----------------------------------------------------------------------

Balance at December 31, 1999                          $156.3   $ 1,029.6    $3,706.9      $ (1,100.2)      $ 3,792.6

   Comprehensive income for 2000:

                 Net income                                                     48.2
                 Foreign currency translation                                                  (20.4)
                 Minimum pension liability                                                       1.7
                 Unrealized investment gain                                                     18.5
                    (net of tax of $11.4)
                 Total comprehensive income                                                                     48.0

   Cash dividends                                                              (47.2)                          (47.2)

   Common stock issued from treasury                    0.1         0.5                                         0.6
                                                     ----------------------------------------------------------------------

Balance at March 31, 2000                            $156.4   $ 1,030.1    $3,707.9      $ (1,100.4)      $ 3,794.0
                                                     ======================================================================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                          THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:                                 -------        -------

   NET INCOME (LOSS)                                                  ($ 46.7)       $  48.2
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation and amortization                                   160.4          160.4
        Rationalizations                                                 57.1             --
        Asset sales                                                     (13.9)            --
    Changes in operating assets and liabilities:
        Accounts and notes receivable                                  (203.9)        (151.9)
        Inventories                                                    (222.3)        (110.5)
        Accounts payable-trade                                          (84.6)         (76.7)
        Other assets and liabilities                                    (66.4)          (3.9)
                                                                      -------        -------
                                  Total adjustments                    (373.6)        (182.6)
                                                                      -------        -------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                      (420.3)        (134.4)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                           (103.9)        (127.7)
        Asset sales                                                      40.0             --
        Other transactions                                              (26.0)          19.7
                                                                      -------        -------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                       (89.9)        (108.0)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                         75.9          536.2
        Short term debt paid                                           (325.3)        (830.9)
        Long term debt incurred                                         822.8          600.7
        Long term debt paid                                             (29.6)         (26.3)
        Common stock issued                                               0.6            0.6
        Dividends paid to Goodyear shareholders                         (47.6)         (47.2)
                                                                      -------        -------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                       496.8          233.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents             (5.3)          (2.2)
                                                                      -------        -------
Net Change in Cash and Cash Equivalents                                 (18.7)         (11.5)

Cash and Cash Equivalents at Beginning of the Period                    252.9          241.3
                                                                      -------        -------
Cash and Cash Equivalents at End of the Period                        $ 234.2        $ 229.8
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

ACCOUNTING POLICIES

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted (SFAS 133).

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         Derivative financial instrument contracts and nonderivative instruments are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or financial statement effects of the hedging instrument substantially offset those of the position being hedged.

Derivative contracts are reported at fair value on the Consolidated Balance Sheet as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (OCI). Ineffectiveness in hedging relationships is recorded as Other (Income) and Expense.

         Interest Rate Contracts - Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Interest Expense in the same period that the hedged item is recognized in income.

         Foreign Exchange Contracts - Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Foreign Currency Exchange in the same period that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income currently as Foreign Currency Exchange.

         Net Investment Hedging - Nonderivative instruments denominated in foreign currencies are used to hedge net investments in foreign subsidiaries. Gains and losses on these instruments are deferred and recorded in OCI as Foreign Currency Translation Adjustment. These gains and losses are only recognized in income upon the complete or partial sale of the related investment or the complete liquidation of the investment.

         Termination of Contracts - Deferred gains and losses in OCI are recognized in income as Other (Income) and Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, deferred gains and losses in OCI are amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Gains and losses on contracts that the Company temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income as Other (Income) and Expense.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

INTEREST RATE EXCHANGE CONTRACTS

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from the debt funding decision.

Fixed rate contracts outstanding during the first quarter of 2001 mature during 2001 and had no hedge designation.

INTEREST RATE LOCK CONTRACTS

         The Company will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt.

FOREIGN CURRENCY EXCHANGE CONTRACTS

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, the Company enters into forward exchange contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on the Company's Swiss franc bonds due 2006 and Euro300 million of the Eurobonds due 2005 are hedged by currency swap agreements.

Contracts hedging the Swiss franc bonds, the Eurobonds and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2001. Contracts hedging short term trade receivables and payables normally have no hedging designation.

Amounts are reclassified from OCI into earnings each period to offset the gain or loss on the remeasurement of the Swiss franc bonds and Eurobonds. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense.

HEDGES OF NET INVESTMENT IN FOREIGN OPERATIONS

         In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders' equity, the Company has designated certain foreign currency-denominated nonderivative instruments as hedges of its net investment in various foreign operations.

On January 1, 2001, Euro100 million of the Company's 6 5/8% Eurobonds due 2005 was designated as hedging the Company's net investment in European subsidiaries which have the Euro as the functional currency. In addition, from January 1 to February 6 of 2001, the Company's Yen6,536,535,767 Sumitomo 1.2% Convertible Note Payable Due August 2001 was designated as hedging the Company's net investment in Japanese subsidiaries which have the Yen as the functional currency. The Note Payable was converted into shares of the Common Stock of the Company on February 6, 2001.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

RESULTS OF HEDGING ACTIVITIES

         Ineffectiveness in hedging activities is recorded in income in the current period. The Company does not include premiums paid on forward exchange contracts in its assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in income as Foreign Currency Exchange over the life of the contract. Ineffectiveness and premium amortization totaled $.5 million during the three months ended March 31, 2001.

Net gains on hedges of forecasted transactions totaling an estimated $2.0 million are anticipated to be recognized in income during the twelve months ended March 31, 2002. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of the Swiss franc bonds and the Eurobonds.

Deferred gains totaling $3.2 million were recorded as Foreign Currency Translation Adjustment during the three months ended March 31, 2001, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of Accumulated Other Comprehensive Income follow:

(In millions)                                  3/31/01        12/31/00
                                              --------        --------
Foreign currency translation adjustment       $(1,391.9)      $(1,273.9)
Minimum pension liability adjustment              (18.9)          (21.9)
Unrealized investment loss                          1.3           (10.0)
Deferred derivative loss                           (8.6)             --
                                              ---------       ---------
                                              $(1,418.1)      $(1,305.8)
                                              =========       =========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


RATIONALIZATIONS

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the 2001 first quarter. Of this amount $40.7 million related to future cash outflows, primarily associate severance costs and $38.3 million related to non-cash charges, primarily $33.3 million for special termination benefits and pension curtailments related to a voluntary exit program in the United States. Of the $79.0 million charge, $66.5 million continued the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations. The remaining $12.5 million related to the closure of the Company's manufacturing facility in Italy announced in 1999.

Associate-related rationalization costs for programs started in the fourth quarter of 2000 totaled $152.0 million. Activity during 2001 is presented below:

                                      BALANCE AT     2001                    BALANCE AT
(In millions)                          12/31/00     CHARGES      INCURRED     3/31/01
                                      ----------    -------      --------    ----------
Plant downsizing and consolidation       $48.0       $10.8        $(23.0)      $35.8
Worldwide associate reductions            25.2        48.6         (42.2)       31.6
                                         -----       -----         -----       -----
                                         $73.2       $59.4        $(65.2)      $67.4
                                         =====       =====         =====       =====

Under the above program, the Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, 2,300 associates have been released for which the Company incurred costs totaling $65.2 million during the first quarter of 2001. The Company plans to release approximately 4,800 more associates under the above program during 2001.

Rationalization costs, other than associate-related costs, for this program totaled $33.9 million. Activity during 2001 is presented below:

                                      BALANCE AT     2001                    BALANCE AT
(In millions)                          12/31/00     CHARGES      INCURRED     3/31/01
                                      ----------    -------      --------    ----------
Plant downsizing and consolidation       $ 8.8      $ 7.1        $ (.9)       $15.0
                                         =====      =====        =====        =====

Plant downsizing and consolidation costs were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The Company plans to complete these actions during 2001.

In the fourth quarter of 1999, the Company recorded a charge for the closure of the Company's manufacturing facility at Cisterna, Italy. However, that charge did not include certain benefit amounts that had not been negotiated at that time. The Company recorded charges related to this throughout 2000 as employees accepted negotiated benefits. In the first quarter of 2001, the Company finalized an agreement relating to the balance of the former employees at a cost of $12.5 million.

During 2001, approximately 300 Italian associates were released at a cost of $9.1 million. The remaining reserve of $7.7 million at March 31, 2001, was primarily for associate severance costs. The Company anticipates finalizing this closure by the end of the second quarter of 2001 with the release of the approximately 40 remaining associates.

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

During the first quarter of 2001, the Company incurred associate-related costs of $5.5 million for the release of approximately 200 associates and recorded an additional $5.7 million. At March 31, 2001, a balance of $17.9 million remained for the release of approximately 600 associates. The balance at March 31, 2001, for rationalization costs, other than associate-related costs, was $10.0 million. The Company intends to complete these actions in 2001.

PER SHARE OF COMMON STOCK

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                          THREE MONTHS ENDED
(In millions)                                 MARCH 31,
                                          2001         2000
                                         ------       ------
Average shares outstanding-basic          158.2        156.3
         Stock options                       --           .1
         1.2% Convertible Note               --          2.3
                                         ------       ------
Average shares outstanding-diluted        158.2        158.7
                                         ======       ======

The average shares outstanding-diluted total for 2001 does not include the antidilutive impact of 2.6 million shares of potential common stock associated with stock options.

NONCASH INVESTING AND FINANCING ACTIVITIES

         The Consolidated Statement of Cash Flows is presented net of the following transactions.

In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Y13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the "Note Agreement"). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of Y5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Y13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, Y50 par value per share, of Sumitomo at a conversion price of Y539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

         The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of the Common Stock of Sumitomo, which represents 10% of Sumitomo's outstanding shares. Sumitomo converted Y6,536,535,167 principal amount of the Company's Note into 1,138,030 shares of the Common Stock of the Company on August 15, 2000, and Sumitomo converted the remaining Y6,536,535,767 principal amount of the Company's replacement Note into 1,140,866 shares of the Common Stock of the Company on February 6, 2001.


INVESTMENTS

         The Company has classified the previously mentioned investment in Sumitomo Common Stock ("the Sumitomo Investment") as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Investment was $118.4 million at March 31, 2001. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Sumitomo Investment was hedged during 1999 and 2000. At March 31, 2001, the gross unrealized holding gain on the Sumitomo Investment, net of the hedge, totaled $2.0 million ($1.3 million after tax).

OTHER (INCOME) AND EXPENSE

         Other (Income) and Expense in the first quarter of 2001 included a gain of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom.

ADJUSTMENTS

         All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

RECLASSIFICATION

         Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited

(In millions)                                              THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2001            2000
                                                        --------        --------
Sales:

  North American Tire                                   $1,624.4        $1,730.1
  European Union Tire                                      799.3           874.4
  Eastern Europe, Middle East & Africa Tire                163.4           191.0
  Latin American Tire                                      257.7           257.8
  Asia Tire                                                119.0           138.0
                                                        --------        --------
   TOTAL TIRES                                           2,963.8         3,191.3

  Engineered Products                                      299.4           321.0
  Chemical Products                                        291.6           278.0
                                                        --------        --------
   TOTAL SEGMENT SALES                                   3,554.8         3,790.3

  Inter-SBU Sales                                         (150.1)         (135.4)
  Other                                                      9.5             9.2
                                                        --------        --------
   NET SALES                                            $3,414.2        $3,664.1
                                                        ========        ========


INCOME:

  North American Tire                                   $   15.4        $   50.2
  European Union Tire                                       31.4            43.7
  Eastern Europe, Middle East & Africa Tire                  5.9            15.3
  Latin American Tire                                       22.8            23.4
  Asia Tire                                                  3.9             9.8
                                                        --------        --------
   TOTAL TIRES                                              79.4           142.4

  Engineered Products                                        9.5            23.8
  Chemical Products                                         16.4            23.4
                                                        --------        --------
   TOTAL SEGMENT INCOME (EBIT)                             105.3           189.6

  Rationalizations and Asset sales                         (62.0)             --
  Interest expense                                         (68.7)          (62.1)
  Foreign currency exchange                                  9.9            (5.1)
  Minority interest in net income of subsidiaries           (7.8)          (16.6)
  Inter-SBU income                                          (6.9)           (9.4)
  Other                                                    (33.3)          (16.1)
                                                        --------        --------
   INCOME (LOSS) BEFORE INCOME TAXES                    $  (63.5)       $   80.3
                                                        ========        ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


BUSINESS SEGMENTS

         Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged (credited) to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

(In millions)            THREE MONTHS ENDED
                           MARCH 31, 2001
                         ------------------
North American Tire          $ 4.0
European Union Tire            6.2
Eastern Europe, Africa
 and Middle East Tire          8.9
Latin American Tire             --
Asia Tire                      3.6
                             -----
   TOTAL TIRES                22.7

Engineered Products            3.0
Chemical Products               --
                             -----


   TOTAL SEGMENTS            $25.7
                             =====


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

The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:


                           THREE MONTHS ENDED
(In millions)                  MARCH 31,
                          2001           2000
                         -------        -------
NET SALES:
         Asia Tire       $ 119.0        $ 138.0
         SPT               118.3          153.7
                         -------        -------
                         $ 237.3        $ 291.7
                         =======        =======

EBIT:
         Asia Tire       $   3.9        $   9.8
         SPT                (7.0)          (3.0)
                         -------        -------
                         $  (3.1)       $   6.8
                         =======        =======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

CONSOLIDATED
                       (All per share amounts are diluted)

         Sales in the first quarter of 2001 were $3.41 billion, decreasing 6.8% from $3.66 billion in the 2000 quarter. A net loss of $46.7 million or $.30 per share was recorded in the quarter, compared to net income of $48.2 million or $.30 per share in the 2000 period.

         Revenues decreased in the 2001 quarter primarily due to lower tire unit sales, the adverse impact of worldwide competitive pricing pressures and a shift in mix to lower priced tires. North American Tire shipments in the 2001 first quarter significantly decreased as a result of production cutbacks by most of the Company's original equipment customers that manufacture autos and commercial trucks.

         Revenues in the 2001 quarter were adversely impacted by the effect of currency translations on international results. The Company estimates that versus the first quarter of 2000, currency movements adversely affected revenues by approximately $130 million.

         Worldwide tire unit sales in the first quarter of 2001 were 52.7 million units, a decrease of 2.1 million units or 3.8% compared to the 2000 period. North American (U.S. and Canada) volume decreased 2.7 million units or 9.6% in the quarter, while international unit sales increased .6 million units or 2.4%. Worldwide replacement unit sales decreased 2.3% from the 2000 quarter, primarily in North America and Asia. Original equipment unit sales were down 7.1% in the quarter, primarily in North America.

         Cost of goods sold (CGS) was down in dollars but was 81.6% of sales in the first quarter of 2001, compared to 80.1% in the 2000 period. Increased costs as a percent of sales reflected higher raw material and conversion costs combined with lower levels of plant utilization. Costs in both years were favorably impacted by the effects of rationalization actions, ongoing cost containment measures and synergies realized from, among other actions, the strategic alliance with Sumitomo. Margins were adversely affected by increased unit costs, the worldwide competitive pricing environment and a change in product and market mix to lower margin tires.

         Selling, administrative and general expense (SAG) in the first quarter of 2001 was down in dollars but was 16.0% of sales, compared to 15.3% in the 2000 period. SAG benefited in both years from the favorable impact of ongoing worldwide cost containment measures.

         The Company estimates the economic impact of foreign currency movements reduced the quarter's operating income by approximately $20 million.

         Revenues in future periods may continue to be adversely affected by competitive pricing pressures and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, anticipated continued lower OE demand, increases in energy costs, increases in labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market, are also expected to adversely affect earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Currency fluctuations and general economic and industry conditions may adversely impact sales and earnings in future periods.

         Interest expense rose 10.6% in the 2001 first quarter due to higher debt levels needed to fund working capital requirements.

         Other (Income) and Expense of $(6.5) million in 2001 reflected gains of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom.

         Foreign currency exchange gain of $9.9 million rose $15.0 million from last year's first quarter due primarily to gains in Brazil.

         U.S. and foreign taxes on income in the 2001 first quarter reflect a decrease in the Company's annual effective tax rate to 30.2%. The effective tax rate in the 2000 first quarter was 33.1%.

RATIONALIZATION ACTIVITY

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the first quarter of 2001. The rationalization charge was primarily related to associate severance and pension costs.

         The Company continued in 2001 the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations. Of the $79.0 million charge, $66.5 million related to the 2000 program and $12.5 million related to the closure of the Company's tire manufacturing facility in Italy announced in 1999.

         The Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, 2,300 associates have been released for which the Company incurred costs totaling $65.2 million during the first quarter of 2001. The Company plans to release approximately 4,800 more associates under the program in 2001.

         Rationalization costs, other than for associate-related costs, totaled $33.9 million and related to the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs.

         The remaining reserve for costs was $82.4 million at March 31, 2001.

         The Company will substantially complete these actions during 2001. Annual pretax savings of approximately $260 million are expected when the planned actions have been fully implemented. The Company estimates that operating costs were reduced by approximately $10 million in the first quarter of 2001.

         In the fourth quarter 1999, the Company recorded a charge for the closure of the Company's manufacturing facility at Cisterna, Italy. However, that charge did not include certain benefit amounts that had not been negotiated at that time. The Company recorded charges related to this throughout 2000 as employees accepted negotiated benefits. In the first quarter of 2001, the Company finalized an agreement relating to the balance of the former employees at a cost of $12.5 million.

         During 2001, approximately 300 Italian associates were released at a cost of $9.1 million. The remaining reserve of $7.7 million at March 31, 2001, was primarily for associate severance costs. The Company anticipates finalizing this closure by the end of the second quarter of 2001 with the release of the approximately 40 remaining associates.

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. In accordance with these actions approximately 200 associates were released at a cost of $5.5 million during the first quarter of 2001. The Company plans to release approximately 600 more associates under this program during 2001. The balance of the reserve for associate and other than associate related costs at March 31,

2001 was $27.9 million.

         The Company expects that these actions will be completed during 2001, except for future rental payments under noncancellable leases. Annual pretax savings of approximately $300 million are expected when the planned actions have been fully implemented.

         For further information, refer to the note to the financial statements, Rationalizations.

NEW ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The transition adjustment resulting from the adoption of SFAS 133 increased Shareholders' equity by $7.6 million during the first quarter of 2001.

SEGMENT INFORMATION

         Segment EBIT was $105.3 million in the first quarter of 2001, compared to $189.6 million in the 2000 quarter. Segment operating margin in the first quarter of 2001 was 3.0%, compared to 5.0% in the 2000 period. Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.

North American Tire

         North American Tire segment sales in the first quarter of 2001 were $1.62 billion, decreasing 6.1% from $1.73 billion in the 2000 quarter.

         Unit sales in the 2001 first quarter were 25.8 million, decreasing 9.6% from the 28.5 million units sold in the 2000 period. Replacement unit sales decreased 2.7% and original equipment volume decreased 22.1%. Reflecting an increased replacement unit focus by consumers on tire quality, Goodyear-brand passenger tire sales increased more than 4% in a market that was down nearly 7%. Goodyear-brand commercial truck tire replacement units increased 7.5% in a market that declined more than 16% compared to the prior year period. Goodyear-brand farm tire unit sales were down 4% in a market that declined 9%.

         Sales in the 2001 quarter decreased from 2000 due to reduced tire shipments resulting from production cutbacks by auto and commercial truck original equipment customers. The weakening economy also negatively affected revenue in the replacement market as consumers delayed the purchase of new tires. Revenues were favorably impacted by a change in product mix to higher priced tires and price increases in the replacement market.

         North America Tire segment EBIT was $15.4 million in the first quarter of 2001, decreasing 69.3% from EBIT of $50.2 million in the 2000 quarter. Operating margin was .9%, compared to 2.9% in 2000.

         EBIT was adversely affected in the 2001 period by higher raw material and conversion costs and higher unit costs resulting from production cutbacks to align inventory with demand.

         EBIT in the 2001 quarter did not include rationalization charges totaling $4.0 million.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, lower demand by OE customers, changes in mix, rising raw material and energy prices and currency translation. Although the Company anticipates a turnaround in the U.S. auto industry in the second half of 2001, general economic conditions could result in continued reduced demand from OE customers.

EUROPEAN UNION TIRE

         European Union Tire segment sales in the first quarter of 2001 were $799.3 million, decreasing 8.6% from $874.4 million in the 2000 quarter.

         Unit sales in the 2001 first quarter were 15.6 million, increasing 3.1% from the 15.1 million units sold in the 2000 period. Replacement unit sales decreased .7% while original equipment volume increased 12.0%.

         Revenues were adversely affected by currency translation, competitive pricing, lower volume in some market segments and a change in mix to lower priced tires. The Company estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $60 million in the 2001 quarter compared to the 2000 period.

         European Union Tire segment EBIT was $31.4 million in the first quarter of 2001, decreasing 28.1% from $43.7 million in the 2000 quarter. Operating margin was 3.9%, compared to 5.0% in 2000.

         EBIT decreased in the 2001 quarter due to competitive market conditions, a less favorable mix and higher raw material costs. In addition, the Company estimates that the effects of currency movements, especially the weak Euro versus the U.S. dollar, reduced operating income by approximately $4 million in the first quarter. EBIT was favorably affected by lower SAG expense as a result of cost reduction programs.

         Rationalization charges totaling $23.2 million and the $17.0 million gain on the sale of closed manufacturing and warehouse facilities in the United Kingdom were not included in EBIT for the 2001 quarter.

         Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects continued competitive pricing conditions, changes in mix, rising raw material and energy prices and currency translation.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in the first quarter of 2001 were $163.4 million, decreasing 14.5% from $191.0 million in the 2000 quarter.

         Unit sales in the 2001 first quarter were 3.4 million, decreasing .3% from units sold in the 2000 period. Replacement unit sales increased .7% while original equipment volume decreased 3.1%.

         Revenues decreased in the 2001 quarter due to currency devaluations in Turkey, South Africa and Slovenia and lower volume. The Company estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $20 million compared to 2000.

         Eastern Europe Tire segment EBIT was $5.9 million in the first quarter of 2001, decreasing 61.4% from $15.3 million in the 2000 quarter. Operating margin was 3.6%, compared to 8.0% in 2000.

         EBIT in the 2001 quarter decreased due primarily to the economic crisis in Turkey, the effects of currency translation, lower volume and higher raw material and energy costs. The Company estimates that the effects of currency movements reduced operating income by approximately $10 million in the first quarter.

         EBIT in the 2001 quarter did not include rationalization charges totaling $8.9 million.

         Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, and rising raw material and energy prices and currency translation.

LATIN AMERICAN TIRE

         Latin American Tire segment sales in the first quarter of 2001 were $257.7 million compared to $257.8 million in the 2000 quarter.

         Unit sales in the 2001 first quarter were 5.0 million, increasing 6.2% from the 2000 period. Replacement unit sales decreased 3.0% and original equipment volume increased 41.6%.

         Revenues in the 2001 quarter were adversely impacted by currency translation, particularly in Brazil, and a shift in mix to the OE market. Revenues benefited from higher volume. The Company estimates that currency translation reduced sales by approximately $20 million in the quarter.

         Latin American Tire segment EBIT was $22.8 million in the first quarter of 2001, decreasing 2.6% from $23.4 million in the 2000 quarter. Operating margin was 8.8%, compared to 9.1% in 2000.

         EBIT decreased in the 2001 quarter due to changes in product mix, higher raw material costs and currency translation. The Company estimates that the effects of currency movements reduced operating income by approximately $4 million in the first quarter. EBIT was favorably affected by lower conversion costs as a result of cost reduction programs.

         Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translation.

ASIA TIRE

         Asia Tire segment sales in the first quarter of 2001 were $119.0 million, decreasing 13.8% from $138.0 million in the 2000 quarter.

         Revenues decreased in the 2001 quarter due to currency translation effects and lower unit sales due to competitive pricing pressures.

         Unit sales in the 2001 first quarter were 2.9 million, decreasing 4.1% from the 2000 period. Replacement unit sales decreased 8.9% while original equipment volume increased 11.6%.

         Asia Tire segment EBIT was $3.9 million in the first quarter of 2001, decreasing 60.2% from $9.8 million in the 2000 quarter. Operating margin was 3.3%, compared to 7.1% in 2000.

         EBIT decreased in the 2001 quarter due primarily to the impact of currency translation, lower tire unit sales, competitive pricing and a shift in product mix to lower margin tires. The Company estimates that the effects of currency movements reduced operating income by approximately $4 million in the first quarter.

         EBIT in the 2001 quarter did not include rationalization charges totaling $3.6 million.

         Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy costs and currency translation.

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

         The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                          THREE MONTHS ENDED
(In millions)                  MARCH 31,
                          2001           2000
                         -------        -------
NET SALES:
         Asia Tire       $ 119.0        $ 138.0
         SPT               118.3          153.7
                         -------        -------
                         $ 237.3        $ 291.7
                         =======        =======
EBIT:
         Asia Tire       $   3.9        $   9.8
         SPT                (7.0)          (3.0)
                         -------        -------
                         $  (3.1)       $   6.8
                         =======        =======

Engineered Products

         Engineered Products segment sales in the first quarter of 2001 were $299.4 million, decreasing 6.7% from $321.0 million in the 2000 quarter.

         Revenues in the 2001 quarter decreased from 2000 due primarily to unit sales decreases in the hose and air springs businesses resulting from production cutbacks by the automotive industry.

         Engineered Products segment EBIT was $9.5 million in the first quarter of 2001, decreasing 60.1% from $23.8 million in the 2000 quarter. Operating margin was 3.2%, compared to 7.4% in 2000.

         EBIT in the 2001 quarter decreased due primarily to increased costs associated with reduced capacity utilization resulting from reduced demand from the automotive industry.

         Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by lower OE demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, increasing raw material and energy prices and currency translation.

CHEMICAL PRODUCTS

         Chemical Products segment sales in the first quarter of 2001 were $291.6 million, increasing 4.9% from $278.0 million in the 2000 quarter. Approximately 50% of Chemical Products segment sales were made to the Company's other segments.

         Chemical Products segment EBIT was $16.4 million in the first quarter of 2001, decreasing 29.9% from $23.4 million in the 2000 quarter. Operating margin was 5.6%, compared to 8.4% in 2000.

         Revenues increased in the 2001 quarter due primarily to price increases which were offset slightly by lower volume. EBIT in the 2001 quarter decreased as increases in raw material and energy prices outpaced price increases due to the competitive pricing environment.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $420.3 million during the first three months of 2001, as reported on the Consolidated Statement of Cash Flows. Working capital requirements increased for inventories, accounts receivable and accounts payable.

         Net cash used in investing activities was $89.9 million during the first quarter of 2001. Capital expenditures totaled $103.9 million, and were primarily for plant modernizations and new tire molds.

                            THREE MONTHS ENDED
                                MARCH 31,
(In millions)               2001          2000
                           -------       -------

Capital Expenditures       $ 103.9       $ 127.7
Depreciation and
  amortization             $ 160.4       $ 160.4

         Cash inflows of $40.0 million were realized from asset sales, primarily from the sale of closed manufacturing and warehouse facilities in the United Kingdom.

         Net cash provided by financing activities was $496.8 million during the first quarter of 2001, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)          3/31/01        12/31/00         3/31/00
                              --------        --------        --------
Consolidated Debt             $4,056.4        $3,585.8        $3,653.6
Debt to Debt and Equity           54.7%           50.6%           49.1%

         On February 6, 2001, Sumitomo converted the Company's 1.2% Convertible Note Due August 16, 2001 in the principal amount of Y6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

         On March 30, 2001, the Company borrowed $800 million for a period of three years under a bank term loan agreement with 27 domestic and international banks. The term loan is due on March 30, 2004, although the Company may prepay without penalty at the end of any interest period. The loan bears interest at a floating rate at a spread over LIBOR for interest periods of 1,2,3,6 or 12 months, as selected by the Company. Proceeds from the borrowing were used to repay short term debt outstanding.

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At March 31, 2001, the Company had an aggregate of $.2 billion of commercial paper outstanding. In addition, at March 31, 2001, the Company had short term committed and uncommitted bank credit arrangements totaling $1.9 billion, of which $.8 billion were unused. The Company also had available long term credit arrangements at March 31, 2001 totaling $4.3 billion, of which $1.5 billion were unused.

         Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from debt funding decisions. At March 31, 2001, the interest rate on 40% of the Company's debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 48% at December 31, 2000 and 36% at March 31, 2000. The Company also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

         The following table presents interest rate swap contract information at March 31:

(Dollars in millions)

INTEREST RATE SWAP CONTRACTS

                                                   2001             2000
                                                   ----             ----
Notional principal amount                      $   50.0         $   75.0
Pay fixed rate                                     6.25%            6.24%
Receive variable LIBOR                             6.67%            6.09%
Average years to maturity                            .6              1.3
Fair value - asset (liability)                 $      -         $     .6
Pro forma fair value - asset (liability)            (.5)              .1

         The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2001 and 2000, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

         Weighted average interest rate swap contract information follows:

                                                  THREE MONTHS ENDED
(Dollars in millions)                                  MARCH 31,
                                                 2001             2000
                                                 ----             ----
Notional principal                             $   50.0         $   75.0
Pay fixed rate                                     6.25%            6.24%
Receive variable LIBOR                             6.67%            6.09%

The following table presents interest rate lock contract information at March
31:

(Dollars in millions)

INTEREST RATE LOCK CONTRACTS

US Dollar Contracts                              2001             2000
----------------------------------------       --------         --------

Notional                                       $  250.0               --
Average contract rate                              5.05%              --
Fair value - asset (liability)                     (2.1)              --
Pro forma fair value - asset (liability)          (12.0)              --


Euro Contracts                                   2001             2000
----------------------------------------       --------         --------

Notional                                             --         $  191.2
Average contract rate                                --             4.82%
Fair value - asset (liability)                       --               .7
Pro forma fair value - asset (liability)             --             (3.2)

         The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2001 and 2000, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.


         The following table presents fixed rate debt information at March 31:

(In millions)

FIXED RATE DEBT                                  2001             2000
----------------------------------------       --------         --------

Fair value - liability                         $1,697.0         $1,451.9
Pro forma fair value - liability                1,759.4          1,518.7

The pro forma fair value assumes a 100 basis point decrease in market interest rates at March 31, 2001 and 2000, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

         The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

FOREIGN CURRENCY EXCHANGE RISK

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, the Company enters into forward exchange contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on the Company's Swiss franc bonds due 2006 and Euro300 million of the Eurobonds due 2005 are hedged by currency swap agreements.

Contracts hedging the Swiss franc bonds, the Eurobonds and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2001. Contracts hedging short term trade receivables and payables normally have no hedging designation.


         The following table presents foreign exchange contract information at March 31:

(In millions)

FOREIGN EXCHANGE CONTRACTS

                                           2001             2000
                                           ----             ----
Spot value (unfavorable) favorable       $  (9.1)         $  43.9
Pro forma change in spot value              28.2             10.7
Contract maturities                    04/01-03/06      04/00-03/06

Fair value asset (liability):
Swiss franc swap-current                 $    --          $  17.4
Swiss franc swap-long term                   5.3             30.4
Euro swaps-long term                       (18.3)              --
Other-current                                2.5               --

         The pro forma change in spot value assumes a 10% change in foreign exchange rates at March 31, 2001 and 2000, respectively, and reflects the estimated change in the spot value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company ("Goodyear") on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), wherein at Item 3, pages 23, 24, 25 and 26, Goodyear reported certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (A), (E), (F) and (H) of Item 3 of the 2000 10-K:

         (1) As reported at paragraph (A) of Item 3, at page 23, of the 2000 10-K, on December 21, 2000, the United States District Court for the District of Maryland reaffirmed its opinion and again granted Goodyear's motion for summary judgment and issued an order and final judgment in favor of Goodyear, dismissing each of the 66 civil actions filed against Goodyear since 1990 relating to the development of cancer and other diseases by former employees of a subsidiary (now a part) of Goodyear alleged to be the result of exposure to allegedly toxic substances while working at a plant closed in 1987. The plaintiffs have appealed the decision of the District Court to the United States Court of Appeals for the Fourth Circuit.

         (2) As reported at paragraph (E) of Item 3, at pages 25 and 26, of the 2000 10-K, on January 26, 2001, a demand letter was sent to Goodyear on behalf of several named claimants and a putative class consisting of all persons in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose (manufactured by Goodyear) in Heatway radiant floor heating systems installed at their property, alleging that the Entran II hose was defective and demanding that Goodyear establish a $250 million fund to pay class members for the cost of replacing Entran II hose and to compensate for damages to the class members' property and for diminution of the value of the class members' homes. On March 2, 2001, Goodyear responded by denying liability and declining to make any monetary offer to resolve the claims, citing the absence of probative credible evidence indicating any defect in Entran II hose or any causal relationship between Entran II hose and the alleged damages. On March 19, 2001, Goodyear received notice of the filing of a class action complaint against Goodyear, Stephen Payne, et al. v. Goodyear, Case No. 01-10118-NG, in the United States District Court, District of Massachusetts, by the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose installed as a part of a radiant floor heating system in their homes, buildings or other structures alleging, among other things, that
(i) Entran II hose as designed was defective, (ii) Goodyear failed to warn purchasers that Entran II hose was "unreasonably dangerous when used in radiant heating systems", (iii) Entran II hose was not of merchantable quality when sold by Goodyear and breached the implied warranties of merchantability and fitness for a particular purpose, and (iv) Goodyear violated certain consumer protection statutes of the six states. The plaintiffs seek damages in unspecified amounts, certain statutory damages, interest, costs and expenses and such further relief as the court shall deem proper.

         (3) As reported at paragraph (F) of Item 3, at page 26, of the 2000 10-K, Goodyear is the defendant in four class action complaints alleging, among other things, that certain specified types of load range D and E light truck and recreational vehicle tires manufactured by Goodyear did not conform to certain express and implied warranties, that Goodyear was negligent in the design and manufacture of the specified tires, and that Goodyear engaged in a "silent recall" of the specified tires, thereby committing an unfair and deceptive trade practice, and seeking actual and punitive damages, costs and attorneys' fees, prejudgment interest, a court supervised recall and repair or replacement program and a public awareness campaign. A fifth class action complaint, Fred C. Hlad v. Goodyear et al., Civil Action No. 5:01CV21, was filed in the United States District Court for the Northern District of West Virginia at Wheeling, on behalf of the named plaintiff and all persons in the United States who own or owned (other than for resale) specified types of load range D and E tires, or lease or leased vehicles on which such tires were or are mounted, alleging, among other things, that such tires were defective in their design and/or manufacture, the tires did not conform to express and implied warranties of merchantability and fitness for a particular purpose, that Goodyear engaged in a "silent recall" of some of the specified tires, thereby engaging in unfair and deceptive trade practices, and made false, misleading and deceptive misrepresentations and fraudulent concealments by, among other things, neglecting to inform customers of the danger resulting from the normal use of the specified tires. The plaintiff is seeking, among other things, a court supervised recall and repair or replacement of the specified tires, a public awareness campaign to alert the class and the general public to the defects in, and dangers associated with, the specified tires, research by Goodyear to eliminate any and all of the alleged defects in future load range D and E tires, actual and punitive or exemplary damages, court costs, reasonable attorneys' fees and prejudgment interest.

         (4) At paragraph (H), page 26, of the 2000 10-K, Goodyear reported that it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 75,000 claimants relating to the claimants' alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear's facilities. Goodyear has disposed of approximately 18,600 of these claims through settlements and/or dismissals and identified an overcount of claims asserted of approximately 2,600. Accordingly, approximately 53,800 claimants have claims currently pending against Goodyear relating to alleged asbestos-related diseases resulting from their alleged exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As previously reported at Item 5, page 32, of the 2000 10-K, on February 6, 2001 Goodyear issued 1,140,866 shares of its Common Stock, without par value, to Sumitomo Rubber Industries, Ltd. ("Sumitomo") upon the conversion by Sumitomo of Goodyear's 1.2% Convertible Note Due August 16, 2001 in the principal amount of Y6,536,535,767, which Note had been issued on August 15, 2000 upon the partial conversion of Goodyear's 1.2% Convertible Note Due August 16, 2000 in the principal amount of Y13,073,070,934 issued by Goodyear to Sumitomo on February 25, 1999.

The 1,140,866 shares of Goodyear Common Stock issued to Sumitomo are subject to certain restrictions on the transfer thereof. No commission or fee was paid in connection with the issuance of the Notes or the conversion of the Notes into shares of Goodyear Common Stock. Goodyear has determined that the offer and sale of the original and replacement Notes and the issuance of the shares of Goodyear Common Stock upon their conversion were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Goodyear was held on April 2, 2001 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Act"), there was no solicitation in opposition to the four nominees of the Board of Directors of Goodyear listed in Goodyear's Proxy Statement, dated February 26, 2001, for the Annual Meeting (the "Proxy Statement"), filed with the Securities and Exchange Commission, and said four nominees were elected.

         The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 140,895,075 shares of the Common Stock, without par value, of Goodyear (the "Common Stock", the only class of voting securities of Goodyear outstanding), or approximately 88.75 percent of the 158,760,734 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

         1. ELECTION OF DIRECTORS. Four persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear. John G. Breen, Edward
T. Fogarty and Robert J. Keegan were nominated as Class II directors, each to hold office for a three year term expiring at the 2004 annual meeting of Goodyear shareholders and until his successor is duly elected and qualified. William E. Butler was nominated as a Class I director, to hold office for a one year term expiring at the 2002 annual meeting of Goodyear shareholders and until his successor is duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

                                     Shares of Common           Shares of Common Stock
         Name of Director            Stock Voted For            Withheld or Abstained
         ----------------            ---------------            ---------------------
         Class II Directors

         John G. Breen                  135,234,303                5,660,772
         Edward T. Fogarty              135,205,419                5,689,656
         Robert J. Keegan               135,368,021                5,527,054

         Class I Director

         William E. Butler              135,196,901                5,698,174


The seven directors whose terms of office continue after the Annual Meeting are:
(A) Samir G. Gibara, William J. Hudson, Jr. and Martin D. Walker, whose terms expire in 2002; and (B) Thomas H. Cruikshank, Katherine G. Farley, Steven A. Minter and Agnar Pytte, whose terms expire in 2003.

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. A resolution proposed by the Goodyear Board of Directors that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Goodyear for the year ending December 31, 2001 was submitted to, and voted upon by, the shareholders. There were 137,095,936 shares of Common Stock voted in favor of, and 2,688,590 shares of Common Stock voted against, said resolution. The holders of 1,110,549 shares of Common Stock abstained. There were no "broker non-votes". The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2001 was ratified by the shareholders.

         3. SHAREHOLDER PROPOSAL. A resolution submitted by a shareholder requesting the Goodyear Board of Directors to take the necessary steps to declassify the Board of Directors and establish annual elections of all directors was voted on at the Annual Meeting. There were 62,928,566 shares of Common Stock voted in favor of, and 37,925,434 shares of Common Stock voted against, the resolution. In addition, the holders of 3,035,410 shares of Common Stock abstained from voting on the resolution and there were "broker non-votes" in respect of 37,005,665 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption "Shareholder Proposal" at pages 7 and 8 of the Proxy Statement.

ITEM 5.   OTHER INFORMATION

         On March 30, 2001, Goodyear entered into a Term Loan Agreement, dated as of March 30, 2001, with the lenders named therein (consisting of 27 international banks or their affiliates), The Chase Manhattan Bank, as Agent, and Chase Manhattan International Limited, as London Agent (the "Loan Agreement"), whereunder Goodyear borrowed $800,000,000 for a period of three years ending March 30, 2004. The loan bears interest at floating rates equal to the sum of 1.5% (subject to adjustment to 1.25% or to 1.75% based on the rating of Goodyear's long term debt) and LIBOR for successive interest periods of 1, 2, 3, 6 or 12 months (at Goodyear's election) duration. Goodyear may elect to pay interest at spreads over a reserve adjusted CD Rate (for interest periods of 1, 3 or 6 months duration) or the alternate Base Rate in effect from time to time. The terms and conditions of the loan are set forth in the Loan Agreement which is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) Reports on Form 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 2001.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE GOODYEAR TIRE & RUBBER COMPANY
                                            (Registrant)

Date: May 14, 2001              By /s/ Richard J. Kramer
                                   ----------------------
                                     Richard J. Kramer, Vice President

                                   (Signing on behalf of Registrant as a
                                   duly authorized officer of Registrant
                                   and signing as the principal accounting
                                   officer of registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001

                              INDEX OF EXHIBITS (1)


EXHIBIT                                                                                                          EXHIBIT
TABLE ITEM NO. *                               DESCRIPTION OF EXHIBIT                                             NUMBER
----------------                               ----------------------                                            --------
           3                      ARTICLES OF INCORPORATION AND BY-LAWS

                                  (a) CERTIFICATE OF AMENDED ARTICLES OF
                                  INCORPORATION OF THE GOODYEAR TIRE & RUBBER
                                  COMPANY ("GOODYEAR"), DATED DECEMBER 20, 1954,
                                  AND CERTIFICATE OF AMENDMENT TO AMENDED
                                  ARTICLES OF INCORPORATION OF GOODYEAR, DATED
                                  APRIL 6, 1993, AND CERTIFICATE OF AMENDMENT TO
                                  AMENDED ARTICLES OF INCORPORATION OF GOODYEAR
                                  DATED JUNE 4, 1996, THREE DOCUMENTS COMPRISING
                                  GOODYEAR'S ARTICLES OF INCORPORATION AS
                                  AMENDED (INCORPORATED BY REFERENCE, FILED AS
                                  EXHIBIT 3.1 TO GOODYEAR'S FORM 10-Q FOR THE
                                  QUARTER ENDED JUNE 30, 1996).

                                  (b) CODE OF REGULATIONS OF GOODYEAR, ADOPTED
                                  NOVEMBER 22, 1955, AS AMENDED APRIL 5, 1965,
                                  APRIL 7, 1980, APRIL 6, 1981 AND APRIL 13,
                                  1987 (INCORPORATED BY REFERENCE, FILED AS
                                  EXHIBIT 4.1(B) TO GOODYEAR'S REGISTRATION
                                  STATEMENT ON FORM S-3, FILE NO. 333-1995).

           4                                 INSTRUMENTS DEFINING
                                         THE RIGHTS OF SECURITY HOLDERS,
                                             INCLUDING INDENTURES

                                  (a) SPECIMEN NONDENOMINATIONAL CERTIFICATE FOR
                                  SHARES OF THE COMMON STOCK, WITHOUT PAR VALUE,
                                  OF GOODYEAR; FIRST CHICAGO TRUST COMPANY OF
                                  NEW YORK AS TRANSFER AGENT AND REGISTRAR
                                  (INCORPORATED BY REFERENCE, FILED AS EXHIBIT
                                  4.3 TO GOODYEAR'S FORM 10-Q FOR THE QUARTER
                                  ENDED SEPTEMBER 30, 1996, FILE NO. 1-1927).


---------
*  Pursuant to Item 601 of Regulation S-K

EXHIBIT                                                                                                          EXHIBIT
TABLE ITEM NO. *                               DESCRIPTION OF EXHIBIT                                             NUMBER
----------------                               ----------------------                                            --------
             4                    (b) CONFORMED COPY OF RIGHTS AGREEMENT, DATED
                                  AS OF JUNE 4, 1996, BETWEEN GOODYEAR AND FIRST
                                  CHICAGO TRUST COMPANY OF NEW YORK, RIGHTS
                                  AGENT (INCORPORATED BY REFERENCE, FILED AS
                                  EXHIBIT 1 TO GOODYEAR'S REGISTRATION STATEMENT
                                  ON FORM 8-A DATED JUNE 11, 1996 AND AS EXHIBIT
                                  4(a) TO GOODYEAR'S FORM 8-K DATED JUNE 4,
                                  1996, FILE NO. 1-1927).

                                  (c) CONFORMED COPY OF AMENDMENT TO RIGHTS
                                  AGREEMENT, DATED AS OF FEBRUARY 8, 2000,
                                  BETWEEN GOODYEAR AND FIRST CHICAGO TRUST
                                  COMPANY OF NEW YORK, RIGHTS AGENT
                                  (INCORPORATED BY REFERENCE, FILED AS EXHIBIT
                                  4.1 TO GOODYEAR'S FORM 10-K FOR THE YEAR ENDED
                                  DECEMBER 31, 1999, FILE NO. 1-1927).

                                  (d) CONFORMED COPY OF FIVE-YEAR REVOLVING
                                  CREDIT AGREEMENT, DATED AS OF AUGUST 15, 2000,
                                  AMONG GOODYEAR, THE LENDERS NAMED THEREIN AND
                                  THE CHASE MANHATTAN BANK, AS AGENT
                                  (INCORPORATED BY REFERENCE, FILED AS EXHIBIT
                                  4.1 TO GOODYEAR'S FORM 10-Q FOR THE QUARTER
                                  ENDED SEPTEMBER 30, 2000, FILE NO. 1-1927).

                                  (e) CONFORMED COPY OF 364-DAY REVOLVING CREDIT
                                  AGREEMENT, DATED AS OF AUGUST 15, 2000, AMONG
                                  GOODYEAR, THE LENDERS NAMED THEREIN AND THE
                                  CHASE MANHATTAN BANK, AS AGENT (INCORPORATED
                                  BY REFERENCE, FILED AS EXHIBIT 4.2 TO
                                  GOODYEAR'S FORM 10-Q FOR THE QUARTER ENDED
                                  SEPTEMBER 30, 2000, FILE NO. 1-1927).

                                  (f) CONFORMED COPY OF AMENDMENT, DATED AS OF
                                  JANUARY 26, 2001, TO FIVE-YEAR REVOLVING
                                  CREDIT AGREEMENT, AMONG GOODYEAR, THE LENDERS
                                  NAMED THEREIN AND THE CHASE MANHATTAN BANK, AS
                                  AGENT (INCORPORATED BY REFERENCE, FILED AS
                                  EXHIBIT 4.1 TO GOODYEAR'S FORM 10-K FOR THE
                                  YEAR ENDED DECEMBER 31, 2000, FILE NO.
                                  1-1927).

_________________
* Pursuant to Item 601 of Regulation S-K.

EXHIBIT                                                                                                          EXHIBIT
TABLE ITEM NO. *                               DESCRIPTION OF EXHIBIT                                             NUMBER
----------------                               ----------------------                                            --------
               4                  (g) CONFORMED COPY OF AMENDMENT, DATED AS OF
                                  JANUARY 26, 2001, TO 364-DAY REVOLVING CREDIT
                                  AGREEMENT, AMONG GOODYEAR, THE LENDERS NAMED
                                  THEREIN AND THE CHASE MANHATTAN BANK, AS AGENT
                                  (INCORPORATED BY REFERENCE, FILED AS EXHIBIT
                                  4.2 TO GOODYEAR'S FORM 10-K FOR THE YEAR ENDED
                                  DECEMBER 31, 2000, FILE NO. 1-1927).

                                  (h) FORM OF INDENTURE, DATED AS OF MARCH 15,
                                  1996, BETWEEN GOODYEAR AND CHEMICAL BANK (NOW
                                  THE CHASE MANHATTAN BANK), AS TRUSTEE, AS
                                  SUPPLEMENTED ON DECEMBER 3, 1996, MARCH 11,
                                  1998 AND MARCH 17, 1998 (INCORPORATED BY
                                  REFERENCE, FILED AS EXHIBIT 4.1 TO GOODYEAR'S
                                  FORM 10-Q FOR THE QUARTER ENDED MARCH 31,
                                  1998, FILE NO. 1-1927).

                                  (i) FORM OF INDENTURE, DATED AS OF MARCH 1,
                                  1999, BETWEEN GOODYEAR AND THE CHASE MANHATTAN
                                  BANK, AS TRUSTEE, AS SUPPLEMENTED ON MARCH 14,
                                  2000 (INCORPORATED BY REFERENCE, FILED AS
                                  EXHIBIT 4.1 TO GOODYEAR'S FORM 10-Q FOR THE
                                  QUARTER ENDED MARCH 31, 2000, FILE NO.
                                  1-1927).

                                  (j) CONFORMED COPY OF TERM LOAN AGREEMENT,                                     4.1
                                  DATED AS OF MARCH 30, 2001, AMONG GOODYEAR,
                                  THE LENDERS NAMED THEREIN, THE CHASE MANHATTAN
                                  BANK, AS AGENT, AND CHASE MANHATTAN
                                  INTERNATIONAL LIMITED, AS LONDON AGENT.

                                  IN ACCORDANCE WITH PARAGRAPH (iii) TO PART 4
                                  OF ITEM 601 OF REGULATION S-K, AGREEMENTS AND
                                  INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF
                                  CERTAIN ITEMS OF LONG TERM DEBT ENTERED INTO
                                  DURING THE QUARTER ENDED MARCH 31, 2001 WHICH
                                  RELATE TO SECURITIES HAVING AN AGGREGATE
                                  PRINCIPAL AMOUNT LESS THAN 10% OF THE
                                  CONSOLIDATED ASSETS OF REGISTRANT AND ITS
                                  SUBSIDIARIES ARE NOT FILED HEREWITH. THE
                                  REGISTRANT HEREBY AGREES TO FURNISH A COPY OF
                                  ANY SUCH AGREEMENTS OR INSTRUMENTS TO THE
                                  SECURITIES AND EXCHANGE COMMISSION UPON
                                  REQUEST.

         12                                STATEMENT RE COMPUTATION
                                               OF RATIOS

                                  STATEMENT SETTING FORTH THE COMPUTATION OF
                                  RATIO OF EARNINGS TO FIXED CHARGES.                                            12


---------
*  Pursuant to Item 601 of Regulation S-K