Form 10-Q
period 2001-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2001-08-01
CIK 42582

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Yes   X                                                  No
        --------                                                 --------

                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at June 30, 2001:          158,824,413

================================================================================

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited

(In millions, except per share)                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                             2001          2000          2001          2000
                                                          ---------     ---------     ---------     ---------

NET SALES                                                 $ 3,582.5     $ 3,607.3     $ 6,996.7     $ 7,271.4

Cost of Goods Sold                                          2,912.1       2,850.6       5,697.7       5,784.6
Selling, Administrative and General Expense                   565.8         553.3       1,113.7       1,113.0
Rationalizations                                                  -           4.7          79.0           4.7
Interest Expense                                               74.5          69.9         143.2         132.0
Other (Income) Expense                                          8.4           9.1           1.9          13.0
Foreign Currency Exchange                                      (5.4)         (1.4)        (15.3)          3.7
Equity in Earnings of Affiliates                                4.1           0.3           9.2           2.7
Minority Interest in Net Income of Subsidiaries                 8.7          10.9          16.5          27.5
                                                          ---------     ---------     ---------     ---------

Income (Loss) before Income Taxes                              14.3         109.9         (49.2)        190.2
United States and Foreign Taxes on Income                       6.5          32.8         (10.3)         64.9
                                                          ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                         $     7.8     $    77.1     $   (38.9)    $   125.3
                                                          =========     =========

Retained Earnings at Beginning of Period                                                3,558.8       3,706.9

CASH DIVIDENDS                                                                            (95.3)        (93.9)
                                                                                      ---------     ---------

Retained Earnings at End of Period                                                    $ 3,424.6     $ 3,738.3
                                                                                      =========     =========



NET INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:      $    0.05     $    0.49     $   (0.25)    $    0.80
                                                          =========     =========     =========     =========


Average Shares Outstanding                                    158.8         156.4         158.5         156.4


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:    $    0.05     $    0.49     $   (0.25)    $    0.79
                                                          =========     =========     =========     =========


Average Shares Outstanding                                    161.2         158.7         158.5         158.7


CASH DIVIDENDS PER SHARE                                  $    0.30     $    0.30     $    0.60     $    0.60
                                                          =========     =========     =========     =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

(In millions)
                                                                    JUNE 30,    DECEMBER 31,
                                                                      2001          2000
ASSETS:                                                           -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                                      $   287.4     $   252.9
     Accounts and notes receivable,
        less allowance - $88.0 ($93.3 in 2000)                        1,852.0       2,074.7
     Inventories:
        Raw materials                                                   461.7         480.4
        Work in process                                                 115.9         123.5
        Finished product                                              2,359.7       2,275.8
                                                                    ---------     ---------
                                                                      2,937.3       2,879.7

     Prepaid expenses and other current assets                          251.1         259.9
                                                                    ---------     ---------
        TOTAL CURRENT ASSETS                                          5,327.8       5,467.2

Long Term Accounts and Notes Receivable                                 101.7          92.8
Investments in Affiliates, at equity                                    117.0         102.0
Other Assets                                                            264.8         183.8
Goodwill                                                                567.9         588.4
Deferred Charges                                                      1,611.5       1,612.8
Properties and Plants,
     less accumulated depreciation - $5,944.9 ($5,862.6 in 2000)      5,249.1       5,521.0
                                                                    ---------     ---------
    TOTAL ASSETS                                                    $13,239.8     $13,568.0
                                                                    =========     =========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                       $ 1,394.2     $ 1,505.2
     Compensation and benefits                                          787.7         823.6
     Other current liabilities                                          315.3         395.6
     United States and foreign taxes                                    214.4         208.4
     Notes payable                                                    1,056.1       1,077.0
     Sumitomo 1.2% Convertible Note Payable                                 -          56.9
     Long term debt due within one year                                 128.8         159.2
                                                                    ---------     ---------
        TOTAL CURRENT LIABILITIES                                     3,896.5       4,225.9

Long Term Debt and Capital Leases                                     2,597.6       2,349.6
Compensation and Benefits                                             2,295.2       2,310.5
Other Long Term Liabilities                                             355.3         334.1
Minority Equity in Subsidiaries                                         820.2         844.9
                                                                    ---------     ---------
    TOTAL LIABILITIES                                                 9,964.8      10,065.0

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                       -             -
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares - 158.8 (157.6 in 2000)
      after deducting 36.9 treasury shares (38.1 in 2000)               158.8         157.6
Capital Surplus                                                       1,148.7       1,092.4
Retained Earnings                                                     3,424.6       3,558.8
Accumulated Other Comprehensive Income                               (1,457.1)     (1,305.8)
                                                                    ---------     ---------
    TOTAL SHAREHOLDERS' EQUITY                                        3,275.0       3,503.0
                                                                    ---------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $13,239.8     $13,568.0
                                                                    =========     =========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited



(In millions)
                                                                                                      Accumulated
                                                                   Common      Capital     Retained      Other          Total
                                                                   Stock       Surplus      Earnings  Comprehensive  Shareholders'
                                                                                                         Income         Equity
                                                                 ---------------------------------------------------------------
Balance at December 31, 2000                                       $157.6     $ 1,092.4    $  3,558.8    $(1,305.8)     $3,503.0

   Comprehensive income (loss) for 2001:

                 NET INCOME (LOSS)                                                              (38.9)
                 FOREIGN CURRENCY TRANSLATION                                                               (158.7)
                 MINIMUM PENSION LIABILITY                                                                     3.4
                 UNREALIZED INVESTMENT GAIN                                                                    9.0
                    (NET OF TAX OF $5.5)
                 TRANSITION ADJUSTMENT FROM
                    ADOPTION OF SFAS 133                                                                       5.4
                 DEFERRED DERIVATIVE LOSS                                                                    (27.7)
                    LESS RECLASSIFICATION ADJUSTMENT FOR
                    AMOUNTS RECOGNIZED IN INCOME                                                              17.3
                 TOTAL COMPREHENSIVE INCOME (LOSS)                                                                        (190.2)

   Cash dividends                                                                               (95.3)                     (95.3)

   Common stock issued from treasury:
                 Conversion of 1.2% Convertible Note Payable          1.1          55.1                                     56.2
                 Stock compensation plans                             0.1           1.2                                      1.3
                                                                 ---------------------------------------------------------------
Balance at June 30, 2001                                           $158.8     $ 1,148.7      $3,424.6    $(1,457.1)     $3,275.0
                                                                 ===============================================================



ACCUMULATED OTHER COMPREHENSIVE INCOME                                          06/30/01                   12/31/00
                                                                               --------                    --------
   Foreign currency translation adjustment                                    $(1,432.6)                 $(1,273.9)
   Minimum pension liability adjustment                                           (18.5)                     (21.9)
   Unrealized investment loss                                                      (1.0)                     (10.0)
   Deferred derivative loss                                                        (5.0)                         -
                                                                              ---------                  ---------
                 TOTAL                                                        $(1,457.1)                 $(1,305.8)
                                                                              =========                  =========




               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited


(In millions)                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                           2001         2000         2001         2000
                                                         -------      -------      -------      -------

NET INCOME (LOSS)                                           $7.8        $77.1       $(38.9)      $125.3

Other comprehensive income (loss):

   Foreign currency translation                            (40.7)       (87.3)      (158.7)      (107.7)
   Minimum pension liability                                 0.4         (1.6)         3.4          0.1
   FAS 133 transition amount (net of tax of $3.3)            -            -            5.4          -
   Deferred derivative gain (loss)                          (9.2)         -          (44.7)         -
     Tax on deferred derivative gain (loss)                  3.5          -           17.0          -
     Reclassification adjustment for amounts
       recognized in income                                  8.6          -           27.9          -
     Tax on derivative reclassification adjustment          (3.3)         -          (10.6)         -
   Unrealized investment gain (loss)                        (3.7)        13.6         14.5         43.5
     Tax on unrealized investment gain (loss)                1.4         (5.2)        (5.5)       (16.6)
                                                          -------------------      --------------------
COMPREHENSIVE INCOME (LOSS)                               $(35.2)       $(3.4)     $(190.2)       $44.6
                                                          ===================      ====================


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                     SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:                            ------        ------

   NET INCOME (LOSS)                                             $(38.9)       $125.3
    Adjustments to reconcile net income to cash flows
     from operating activities:
        Depreciation and amortization                             323.0         320.2
        Rationalizations                                           57.1           5.2
        Asset sales                                               (13.9)            -
    Cash flows from sale of accounts receivable                   285.8          (2.3)
    Changes in operating assets and liabilities:
        Accounts and notes receivable                            (179.9)       (142.5)
        Inventories                                              (129.4)       (269.7)
        Accounts payable-trade                                    (64.8)        (72.6)
        Other assets and liabilities                             (129.2)       (107.4)
                                                                 ------      --------
                                  Total adjustments               148.7        (269.1)
                                                                 ------      --------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                 109.8        (143.8)


CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                     (221.2)       (266.7)
        Asset sales                                                40.0             -
        Other transactions                                       (115.8)        (16.3)
                                                                 ------      --------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                (297.0)       (283.0)


CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                   82.7         713.4
        Short term debt paid                                     (537.2)     (1,124.3)
        Long term debt incurred                                   834.3       1,003.4
        Long term debt paid                                       (48.0)        (46.0)
        Common stock issued                                         1.3           1.4
        Dividends paid to Sumitomo                                (10.0)        (25.9)
        Dividends paid to Goodyear shareholders                   (95.3)        (93.9)
                                                                 ------      --------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                 227.8         428.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents       (6.1)         (5.9)
                                                                 ------      --------
Net Change in Cash and Cash Equivalents                            34.5          (4.6)

Cash and Cash Equivalents at Beginning of the Period              252.9         241.3
                                                                 ------      --------
Cash and Cash Equivalents at End of the Period                   $287.4        $236.7
                                                                 ======      ========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

ACCOUNTING POLICIES
-------------------

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

         Derivative contracts are reported at fair value on the Consolidated Balance Sheet as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (OCI). Ineffectiveness in hedging relationships is recorded as Other (Income) and Expense in the current period.

         INTEREST RATE CONTRACTS - Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income currently as Other (Income) and Expense.

         FOREIGN CURRENCY CONTRACTS - Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Foreign Currency Exchange in the same period that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income currently as Foreign Currency Exchange.

         The Company does not include premiums paid on forward currency contracts in its assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in income as Foreign Currency Exchange over the life of the contract.

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


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------

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

         Certain fixed rate contracts outstanding during 2001 mature during 2001 and have no hedge designation.

INTEREST RATE LOCK CONTRACTS

         The Company will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt.

FOREIGN CURRENCY CONTRACTS

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, the Company will enter into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on the Company's Swiss franc bonds due 2006 and Euro300 million of the Eurobonds due 2005 are hedged by currency swap agreements.

         Contracts hedging the Swiss franc bonds, the Eurobonds and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2001 and 2002. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

         Amounts are reclassified from OCI into earnings each period to offset the effects of exchange rate movements on the principal and interest of the Swiss franc bonds and the Eurobonds. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense.

HEDGES OF NET INVESTMENT IN FOREIGN OPERATIONS

         In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders' equity, the Company has designated certain foreign currency-denominated nonderivative instruments as hedges of its net investment in various foreign operations.

         On January 1, 2001, Euro100 million of the Company's 6 5/8% Eurobonds due 2005 was designated as hedging the Company's net investment in European subsidiaries which have the Euro as the functional currency. In addition, from January 1 to February 6 of 2001, the Company's Y6,536,535,767 Sumitomo 1.2% Convertible Note Payable Due August 2001 was designated as hedging the Company's net investment in Japanese subsidiaries which have the Yen as the functional currency. The Note Payable was converted into shares of the Common Stock of the Company on February 6, 2001.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
---------------------------------------------------------

RESULTS OF HEDGING ACTIVITIES

         Ineffectiveness and premium amortization totaled $.4 million and $.9 million during the three and six months ended June 30, 2001, respectively. Deferred net losses totaling $.9 million on hedges of forecasted transactions are anticipated to be recognized in income during the twelve months ending June 30, 2002. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of the derivative contracts of the Swiss franc bonds and the Eurobonds.

         Deferred gains totaling $2.4 million and $5.6 million were recorded as Foreign Currency Translation Adjustment during the three and six months ended June 30, 2001, respectively, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

RATIONALIZATIONS
----------------

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the 2001 first quarter. Of this amount $40.7 million related to future cash outflows, primarily associate severance costs and $38.3 million related to non-cash charges, primarily $33.3 million for special termination benefits and pension curtailments related to a voluntary exit program in the United States. Of the $79.0 million charge, $66.5 million continued the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America. The remaining $12.5 million related to the closure of the Company's manufacturing facility in Italy announced in 1999.

         Associate-related rationalization costs for programs started in the fourth quarter of 2000 totaled $152.0 million. Activity during 2001 is presented below:


                                     BALANCE AT  2001                 BALANCE AT
(In millions)                        12/31/00   CHARGES    INCURRED    6/30/01
                                     --------   -------    --------    -------
Plant downsizing and consolidation     $48.0     $10.8    $ (56.4)     $ 2.4
Worldwide associate reductions          25.2      48.6      (51.0)      22.8
                                       -----     -----    -------      -----
                                       $73.2     $59.4    $(107.4)     $25.2
                                       =====     =====    =======      =====

         Under the above programs, the Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, 5,300 associates have been released for which the Company incurred costs totaling $107.4 million during the first half of 2001, including 3,000 associates at a cost of $42.2 million in the second quarter. The Company plans to release approximately 1,800 more associates under the above program during 2001.

         Rationalization costs, other than associate-related costs, for these programs totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The Company plans to complete these actions during 2001. Activity during 2001 is presented below:

                                          BALANCE AT  2001            BALANCE AT
(In millions)                             12/31/00  CHARGES INCURRED   6/30/01
                                          --------  ------- --------   -------
Plant downsizing and consolidation          $8.8     $7.1    $(10.7)     $5.2
                                            ====     ====    ======      ====

         The Company recorded a charge of $12.5 milllion in the first quarter of 2001 related to the closing of a manufacturing facility in Italy. This charge was for associate benefits accepted in the first quarter of 2001.

         During 2001, $14 million of costs were incurred, including $4.9 million in the second quarter, primarily for the release of approximately 300 associates. In the second quarter of 2001, the Company finalized the closure of the Italian manufacturing facility with the release of the remaining 35 associates. The remaining reserve of $2.8 million at June 30, 2001, relates primarily to ongoing associate severance payments.

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

         During 2001, the Company incurred associate-related costs of $10.9 million for the release of approximately 600 associates, including approximately 400 associates at a cost of $5.4 million in the second quarter. At June 30, 2001, a balance of $12.5 million remained for the release of approximately 200 associates. The balance at June 30, 2001, for rationalization costs, other than associate-related costs, was $8.9 million. The Company intends to complete these actions by the end of the third quarter of 2001.

PER SHARE OF COMMON STOCK
-------------------------

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
(In millions)                                    JUNE 30,            JUNE 30,
                                              2001      2000      2001      2000
                                             -----     -----     -----     -----
Average shares outstanding-basic             158.8     156.4     158.5     156.4
         Stock options                         2.4         -         -         -
         1.2% Convertible Note                   -       2.3         -       2.3
                                             -----     -----     -----     -----
Average shares outstanding-diluted           161.2     158.7     158.5     158.7
                                             =====     =====     =====     =====

         The average shares outstanding-diluted total for the first half of 2001 does not include the antidilutive impact of 2.2 million shares of potential common stock associated with stock options and .3 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

NONCASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------

         The Consolidated Statement of Cash Flows is net of the following transactions.

         In connection with the Company's strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of Y13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the "Note Agreement"). The Company's Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of Common Stock, without par value, of the Company at a conversion price of Y5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of Y13,073,070,934 (the "Sumitomo Note"). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of Common Stock, Y50 par value per share, of Sumitomo at a conversion price of Y539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999.

         The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of Sumitomo's Common Stock, which represents 10% of Sumitomo's outstanding shares. Sumitomo converted Y6,536,535,167 principal amount of the Company's Note into 1,138,030 shares of the Company's Common Stock on August 15, 2000, and Sumitomo converted the remaining Y6,536,535,767 principal amount of the Company's replacement Note into 1,140,866 shares of the Company's Common Stock on February 6, 2001.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

INVESTMENTS
-----------

         The Company has classified the previously mentioned investment in Sumitomo Common Stock ("the Sumitomo Investment") as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Investment was $115.5 million at June 30, 2001 compared to $100.9 million at December 31, 2000. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Sumitomo Investment was hedged during 1999 and 2000. At June 30, 2001, the gross unrealized holding loss on the Sumitomo Investment, net of the hedge, totaled $1.6 million ($1.0 million after tax).

ACCOUNTS RECEIVABLE
-------------------

         During the second quarter of 2001, the Company terminated its $550 million domestic accounts receivable continuous sale program and entered into a new twelve-month revolving-period securitization program. The new program is renewable for subsequent one-year periods upon request by the Company and agreement by the participating financial institutions and results in the sale of receivables through a special purpose company, up to a maximum of $800 million. The Company retained servicing responsibilities, subordinated interests in the receivables transferred and a residual equity interest in the special purpose company. Fees paid by the Company under this program are based on certain variable market rate indices and are recorded as Other (Income) and Expense. Results of operations and financial position of the special purpose company are not included in the consolidated financial statements of the Company.

         The following table presents certain cash flows between the Company and the special purpose company:

                                                            THREE MONTHS ENDED
         (In millions)                                         JUNE 30, 2001
                                                           --------------------

         Proceeds from new securitizations                        $741.5
         Proceeds from collections reinvested in
           previous securtizations                                 915.3
         Servicing fees received                                      .6
         Reimbursement for rebates and discounts issued            (18.9)

At June 30, 2001, the level of net proceeds from sales under the program was $744.7 million. In addition, the uncollected portion of receivables sold under international agreements totaled $136.5 million at June 30, 2001.

OTHER (INCOME) AND EXPENSE
--------------------------

         Other (Income) and Expense in 2001 included a gain of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom in the first quarter.

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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                               SEGMENT INFORMATION
                                    Unaudited


(In millions)                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                    2001          2000          2001          2000
                                                  --------      --------      --------      --------
SALES:

  North American Tire                             $1,828.0      $1,757.5      $3,452.4      $3,487.6
  European Union Tire                                759.7         802.2       1,559.0       1,676.6
  Eastern Europe, Africa and Middle East Tire        177.9         193.6         341.3         384.6
  Latin American Tire                                250.7         264.5         508.4         522.3
  Asia Tire                                          128.4         137.9         247.4         275.9
                                                  --------      --------      --------      --------
   TOTAL TIRES                                     3,144.7       3,155.7       6,108.5       6,347.0

  Engineered Products                                300.9         306.4         600.3         627.4
  Chemical Products                                  271.6         293.8         563.2         571.8
                                                  --------      --------      --------      --------
   TOTAL SEGMENT SALES                             3,717.2       3,755.9       7,272.0       7,546.2

  Inter-SBU Sales                                   (133.3)       (147.4)       (283.4)       (282.8)
  Other                                               (1.4)         (1.2)          8.1           8.0
                                                  --------      --------      --------      --------
   NET SALES                                      $3,582.5      $3,607.3      $6,996.7      $7,271.4
                                                  ========      ========      ========      ========


INCOME:

  North American Tire                             $   49.0      $   86.1      $   64.4      $  136.3
  European Union Tire                                 17.6          39.8          49.0          83.5
  Eastern Europe, Africa and Middle East Tire          3.5          12.1           9.4          27.4
  Latin American Tire                                 19.4          21.4          42.2          44.8
  Asia Tire                                            6.7           6.3          10.6          16.1
                                                  --------      --------      --------      --------
   TOTAL TIRES                                        96.2         165.7         175.6         308.1

  Engineered Products                                  8.4          20.5          17.9          44.3
  Chemical Products                                   12.9          30.0          29.3          53.4
                                                  --------      --------      --------      --------
   TOTAL SEGMENT INCOME (EBIT)                       117.5         216.2         222.8         405.8

  Rationalizations and Asset sales                       -          (4.7)        (62.0)         (4.7)
  Interest expense                                   (74.5)        (69.9)       (143.2)       (132.0)
  Foreign currency exchange                            5.4           1.4          15.3          (3.7)
  Minority interest in net income
     of subsidiaries                                  (8.7)        (10.9)        (16.5)        (27.5)
  Inter-SBU income                                    (6.5)         (8.0)        (13.4)        (17.4)
  Other                                              (18.9)        (14.2)        (52.2)        (30.3)
                                                  --------      --------      --------      --------
   INCOME (LOSS) BEFORE INCOME TAXES              $   14.3      $  109.9      $  (49.2)     $  190.2
                                                  ========      ========      ========      ========

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

BUSINESS SEGMENTS
-----------------

         Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged (credited) to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

         (In millions)              THREE MONTHS ENDED  SIX MONTHS ENDED
                                          JUNE 30,           JUNE 30,
                                      2001      2000      2001     2000
                                     -----     -----     -----     -----
          North American Tire         $  -     $ (.7)    $ 4.0     $ (.7)
          European Union Tire            -       6.0       6.2       6.0
          Eastern Europe, Africa
           and Middle East Tire          -         -       8.9         -
          Latin American Tire            -         -         -         -
          Asia Tire                      -         -       3.6         -
                                     -----     -----     -----     -----
             TOTAL TIRES                 -       5.3      22.7       5.3

          Engineered Products            -       (.6)      3.0       (.6)
          Chemical Products              -         -         -         -
                                     -----     -----     -----     -----


           TOTAL SEGMENTS             $  -     $ 4.7     $25.7     $ 4.7
                                     =====     =====     =====     =====

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

The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

                                THREE MONTHS ENDED      SIX MONTHS ENDED
(In millions)                         JUNE 30,               JUNE 30,
                                 2001        2000        2001        2000
                                ------      ------      ------      ------
          NET SALES:
                   Asia Tire    $128.4      $137.9      $247.4      $275.9
                   SPT           124.8       155.8       243.1       309.5
                                ------      ------      ------      ------
                                $253.2      $293.7      $490.5      $585.4
                                ======      ======      ======      ======

          EBIT:
                   Asia Tire    $  6.7      $  6.3      $ 10.6      $ 16.1
                   SPT            (6.9)        (.3)      (13.9)       (3.3)
                                ------      ------      ------      ------
                                $ ( .2)     $  6.0      $ (3.3)     $ 12.8
                                ======      ======      ======      ======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------
                       (All per share amounts are diluted)

         Sales in the second quarter of 2001 were $3.58 billion, decreasing .7% from $3.61 billion in the 2000 quarter. Net income of $7.8 million or $.05 per share was recorded in the 2001 second quarter, compared to net income of $77.1 million or $.49 per share in the 2000 period.

         In the first six months of 2001, sales of $7.0 billion decreased 3.8% from $7.27 billion in 2000. A net loss of $38.9 million or $.25 per share was recorded in the 2001 half compared to net income of $125.3 million or $.79 per share in the 2000 first half.

         Revenues decreased in both 2001 periods primarily due to lower tire unit sales, the adverse impact of worldwide competitive pricing pressures and the effect of currency translations on international results. The Company estimates that versus 2000, currency translation adversely affected revenues by approximately $145 million in the second quarter and $280 million in the six months.

         Worldwide tire unit sales in the second quarter of 2001 were 55.5 million units, a decrease of 427 thousand units or .8% compared to the 2000 period. North American (U.S. and Canada) volume increased 95.7 thousand units or .3% in the quarter, while international unit sales decreased 522.7 thousand units or 1.9%. Worldwide replacement unit sales increased .8% from the 2000 quarter, due to gains in North America. Original equipment unit sales were down 4.0% in the quarter, primarily in North America. Worldwide tire unit sales in the first six months of 2001 decreased 2.3% from the 2000 period, with North American units 4.6% lower and international units up .2%.

         Cost of goods sold (CGS) was up in dollars and was 81.3% of sales in the second quarter of 2001, compared to 79.0% in the 2000 period. CGS reflected higher raw material and conversion costs combined with lower levels of plant utilization. Costs in both years were favorably impacted by the effects of rationalization actions, ongoing cost containment measures and synergies realized from, among other actions, the strategic alliance with Sumitomo. CGS was down in dollars for the first half of 2001 but rose to 81.4% of sales compared to 79.6% in the first half of 2000.

         Selling, administrative and general expense (SAG) in the second quarter of 2001 was up in dollars and was 15.8% of sales compared to 15.3% in the 2000 period primarily due to lower sales. SAG benefited in both years from the favorable impact of ongoing worldwide cost containment measures. SAG was 15.9% of sales for the first half of 2001 compared to 15.3% in the year ago half.

         The Company estimates the impact of foreign currency translation reduced the 2001 quarter's and six month's operating income by approximately $30 million and $50 million, respectively.

         Revenues in future periods may continue to be adversely affected by competitive pricing pressures and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, anticipated continued lower original equipment demand, increases in energy costs and increases in labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market, are also expected to adversely affect earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Currency fluctuations and general economic and industry conditions may adversely impact sales and earnings in future periods.

         Interest expense of $74.5 million rose 6.6% in the 2001 second quarter compared to the second quarter last year and 8.5% in the first six months of 2001 to $143.2 million compared to the first six months of 2000 due to higher debt levels needed to fund working capital requirements.

         Other (Income) and Expense was $8.4 million net expense in the 2001 second quarter compared to $9.1 million net expense in the 2000 period. For the first half of 2001, Other (Income) and Expense was $1.9 million net expense compared to $13.0 million net expense in 2000. The 2001 half included gains in the first quarter of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom.

         Foreign currency exchange gain of $5.4 million rose $4.0 million from last year's second quarter. For the first half of 2001, foreign currency exchange gain was $15.3 million compared to foreign currency exchange expense of $3.7 million in 2000. Foreign currency exchange in both 2001 periods benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil.

         For the 2001 first half, the Company's effective tax rate was 31.5% compared to 29.8% in the first half of 2000.


RATIONALIZATION ACTIVITY

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the first quarter of 2001. The rationalization charge was primarily related to associate severance and pension costs.

         The Company continued in 2001 the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America. Of the $79.0 million charge, $66.5 million related to the 2000 program and $12.5 million related to the closure of the Company's tire manufacturing facility in Italy announced in 1999.

         The Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, approximately 5,300 associates have been released for which the Company incurred costs totaling $107.4 million during the first half of 2001, including approximately 3,000 associates at a cost of $42.2 million in the second quarter. The Company plans to release approximately 1,800 more associates under the program in 2001.

         Rationalization costs, other than for associate-related costs, totaled $33.9 million and were related to the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs.

         The remaining reserve for these costs was $30.4 million at June 30, 2001.

         The Company will substantially complete these actions during 2001. Annual pretax savings of approximately $260 million are expected when the planned actions have been fully implemented. The Company estimates that operating costs were reduced by approximately $35 million in the first half of 2001, including approximately $25 million in the second quarter.

         The Company recorded a charge of $12.5 million in the first quarter of 2001 related to the closing of a manufacturing facility in Italy. This charge was for associate benefits accepted in the first quarter of 2001.

         During 2001, $14 million of costs were incurred, including $4.9 million in the second quarter, primarily for the release of approximately 300 associates. In the second quarter of 2001, the Company finalized the closure of the Italian manufacturing facility with the release of the remaining associates. The remaining reserve of $2.8 million at June 30, 2001, relates primarily to ongoing associate severance payments.

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. In accordance with these actions approximately 600 associates were released at a cost of $10.9 million during the first half of 2001, including approximately 400 associates in the second quarter at a cost of $5.4 million. The Company plans to release approximately 200 more associates under this program during 2001.
The balance of the reserve for associate and other than associate-related costs at June 30, 2001 was $21.4 million. The Company expects that these actions will be completed during 2001, except for future rental payments under noncancellable leases.

         For further information, refer to the note to the financial statements, Rationalizations.

NEW ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The transition adjustment resulting from the adoption of SFAS 133 increased Shareholders' Equity by $5.4 million during the first half of 2001.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

SEGMENT INFORMATION
-------------------

         Segment EBIT was $117.5 million in the second quarter of 2001, decreasing 45.7% from $216.2 million in the 2000 quarter. Segment operating margin in the second quarter of 2001 was 3.2%, compared to 5.8% in the 2000 period.

         In the six months, segment EBIT was $222.8 million, decreasing 45.1% from $405.8 million in the 2000 period. Segment operating margin in the six months was 3.1% compared to 5.4% in the 2000 period.

         Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.


NORTH AMERICAN TIRE

         North American Tire segment sales in the second quarter of 2001 were $1.83 billion, increasing 4.0% from $1.76 billion in the 2000 quarter. In the six months, sales of $3.45 billion decreased 1.0% from $3.49 billion in 2000.

         Unit sales in the 2001 second quarter were 28.9 million, increasing .3% from the 2000 period. Replacement unit sales increased 7.5% but original equipment volume decreased 12.7%. Industry shipments of consumer replacement tires were up about 1% during the second quarter compared with last year. However, the Company's shipments in this segment grew approximately 10%.

         Unit sales in the six months were 54.7 million, decreasing 4.6% from the 2000 period. Replacement unit sales increased 2.4% and original equipment volume decreased 17.4%.

         Sales in both 2001 periods reflect the favorable impact of a change in product mix to higher priced tires and price increases in the replacement market. Sales were adversely affected in both 2001 periods by lower original equipment volume resulting from production cutbacks by most of the Company's original equipment customers that manufacture autos and commercial trucks.

         On May 22, 2001, Ford Motor Company ("Ford") announced a customer satisfaction program impacting 13 million units of a competitor's tires. Under this program, Ford will replace such tires free of charge with approved brands. Tire manufacturers have been requested to provide replacement products to support Ford's program. The Company has increased production in response to this request. Ford stated that about 2 million tires have been replaced, and it expects to complete the program by the first quarter of 2002. The Company supplied approximately 1 million tire units under this program during the second quarter of 2001 which increased EBIT by approximately $20 million.

         North American Tire segment EBIT was $49.0 million in the second quarter of 2001, decreasing 43.1% from EBIT of $86.1 million in the 2000 quarter. Operating margin was 2.7%, compared to 4.9% in 2000.

         In the six months, EBIT was $64.4 million, decreasing 52.8% from $136.3 million in 2000. Operating margin was 1.9%, compared to 3.9% in 2000.

         EBIT was adversely affected in the 2001 periods by higher raw material costs and higher conversion costs resulting from production cutbacks to align inventory with demand.

         EBIT in 2001 did not include rationalization charges, recorded in the first quarter, totaling $4.0 million. EBIT in 2000 did not include the second quarter reversal of $.7 million of rationalization reserves identified as no longer needed for their originally intended purposes.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, lower demand by original equipment customers, changes in product mix, rising raw material and energy prices and general economic conditions.

EUROPEAN UNION TIRE

         European Union Tire segment sales in the second quarter of 2001 were $759.7 million, decreasing 5.3% from $802.2 million in the 2000 quarter. In the six months, sales of $1.56 billion decreased 7.0% from $1.68 billion in 2000.

         Unit sales in the 2001 second quarter were 15.0 million, decreasing 1.2% from the 2000 period. Replacement unit sales decreased 3.7% while original equipment volume increased 4.1%.

         Unit sales in the six months were 30.6 million, increasing .9% from the 2000 period. Replacement unit sales decreased 2.2% and original equipment volume increased 7.9%

         Revenues in the second quarter of 2001 decreased compared to 2000 due to currency translation and lower volume in some market segments. Price increases, however, had a favorable impact on revenues.

         For the six months, revenues decreased compared to 2000 due to currency translation and competitive pricing. Revenues were favorably impacted by higher volume in the original equipment market.

         The Company estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $60 million in the 2001 second quarter and $120 million in the six months compared to the 2000 periods.

         European Union Tire segment EBIT was $17.6 million in the second quarter of 2001, decreasing 55.8% from $39.8 million in the 2000 quarter. Operating margin was 2.3%, compared to 5.0% in 2000.

         In the six months, EBIT was $49.0 million, decreasing 41.3% from $83.5 million in 2000. Operating margin was 3.1%, compared to 5.0% in 2000.

         EBIT decreased in the 2001 quarter due to higher raw material costs, competitive pricing, higher conversion costs due to production cuts, currency translation and lower sales volume. EBIT was favorably impacted by lower SAG costs from cost containment and rationalization programs.

         For the six months, EBIT decreased compared to 2000 due to higher raw material costs, higher conversion costs due to production cuts, currency translation and competitive pricing. EBIT was favorably impacted by higher sales volume and lower SAG costs from cost containment programs.

         The Company estimates that the effects of currency translation, especially the weak Euro versus the U.S. dollar, reduced operating income by approximately $5 million in the 2001 second quarter and $10 million in the 2001 six months.

         Rationalization charges totaling $23.2 million and the $17.0 million gain on the sale of closed manufacturing and warehouse facilities in the United Kingdom, both recorded in the first quarter, were not included in EBIT for 2001. EBIT in 2000 did not include second quarter rationalization charges totaling $6.0 million.

         Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, currency translation and general economic conditions.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

         Eastern Europe, Africa and Middle East Tire ("Eastern Europe Tire") segment sales in the second quarter of 2001 were $177.9 million, decreasing 8.1% from $193.6 million in the 2000 quarter. In the six months, sales of $341.3 million decreased 11.3% from $384.6 million in 2000.

         Unit sales in the 2001 second quarter were 3.4 million, decreasing 11.1% from units sold in the 2000 period. Replacement unit sales decreased 8.0% while original equipment volume decreased 20.1%.

         Unit sales in the six months were 6.7 million, decreasing 6.0% from the 2000 period. Replacement unit sales decreased 3.9% while original equipment volume decreased 12.1%.

         Revenues in both 2001 periods decreased from the 2000 periods due to currency devaluations in Turkey, South Africa and Slovenia and lower volume. The Company estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $30 million in the second quarter and $50 million in the six months compared to 2000.

         Eastern Europe Tire segment EBIT was $3.5 million in the second quarter of 2001, decreasing 71.1% from $12.1 million in the 2000 quarter. Operating margin was 2.0%, compared to 6.3% in 2000.

         In the six months, EBIT was $9.4 million, decreasing 65.7% from $27.4 million in 2000. Operating margin was 2.8%, compared to 7.1% in 2000.

         EBIT in both 2001 periods decreased due primarily to the economic crisis in Turkey, the effects of currency translation, and lower sales volume. EBIT was favorably impacted by reduced SAG from cost containment and rationalization programs. The Company estimates that the effects of currency translation reduced operating income by approximately $10 million in the second quarter and $20 million in the six months.

         EBIT in 2001 did not include first quarter rationalization charges totaling $8.9 million.

         Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translation.

LATIN AMERICAN TIRE

         Latin American Tire segment sales in the second quarter of 2001 were $250.7 million decreasing 5.2% from $264.5 million in the 2000 quarter. In the six months, sales of $508.4 million decreased 2.7% from $522.3 million in 2000.

         Unit sales in the 2001 second quarter were 5.0 million, increasing .6% from the 2000 period. Replacement unit sales decreased 11.7% and original equipment volume increased 40.8%.

         Unit sales in the six months were 10.0 million, increasing 3.4% from the 2000 period. Replacement unit sales decreased 7.4% and original equipment volume increased 41.2%.

         Revenues in both 2001 periods were adversely impacted by currency translation, particularly in Brazil, and a shift in mix to the original equipment market. Revenues benefited from higher volume and price increases in some markets. The Company estimates that currency translation reduced sales by approximately $25 million in the second quarter and $45 million in the six months compared to 2000.

         Latin American Tire segment EBIT was $19.4 million in the second quarter of 2001, decreasing 9.3% from $21.4 million in the 2000 quarter. Operating margin was 7.7%, compared to 8.1% in 2000.

         In the six months, EBIT was $42.2 million, decreasing 5.8% from $44.8 million in 2000. Operating margin was 8.3%, compared to 8.6% in 2000.

         EBIT in both 2001 periods reflected the favorable impact of price increases, the benefits of cost reduction and rationalization programs and the adverse effect of currency translation, higher raw material costs and a change in mix to low margin original equipment tires. The Company estimates that the effects of currency translation reduced operating income by approximately $10 million in the second quarter and $15 million in the six months.

         Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translation.

ASIA TIRE

         Asia Tire segment sales in the second quarter of 2001 were $128.4 million, decreasing 6.9% from $137.9 million in the 2000 quarter. In the six months, sales of $247.4 million decreased 10.3% from $275.9 million in 2000.

         Unit sales in the 2001 second quarter were 3.2 million, increasing 1.7% from the 2000 period. Replacement unit sales decreased 2.0% while original equipment volume increased 13.4%.

         Unit sales in the six months were 6.1 million, decreasing 1.2% from the 2000 period. Replacement unit sales decreased 5.4% while original equipment volume increased 12.5%.

         Revenues decreased in both 2001 periods compared to the 2000 periods reflecting the adverse impacts of currency translation and competitive pricing pressures and for the six months, lower volume. The Company estimates that currency translation reduced sales by approximately $15 million in the second quarter and $25 million in the six months compared to 2000.

         Asia Tire segment EBIT was $6.7 million in the second quarter of 2001, increasing 6.3% from $6.3 million in the 2000 quarter. Operating margin was 5.2%, compared to 4.6% in 2000.

         In the six months, EBIT was $10.6 million, decreasing 34.2% from $16.1 million in 2000. Operating margin was 4.3%, compared to 5.8% in 2000.

         EBIT increased slightly in the second quarter of 2001 as the adverse impact of price competition and currency translation was offset by lower SAG and conversion costs from cost containment programs.

         For the six months, EBIT decreased due to the adverse effects of currency translation, intense price competition and reduced sales volume. EBIT was favorably impacted by lower SAG and conversion costs as a result of cost containment programs.

         The Company estimates that the effects of currency translation reduced operating income by approximately $5 million in the second quarter and $10 million in the six months.

         EBIT in 2001 did not include a first quarter rationalization charge totaling $3.6 million.

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

         The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                       THREE MONTHS ENDED       SIX MONTHS ENDED
(In millions)               JUNE 30,                JUNE 30,
                        2001        2000        2001        2000
                        ----        ----        ----        ----
NET SALES:
         Asia Tire     $128.4      $137.9      $247.4      $275.9
         SPT            124.8       155.8       243.1       309.5
                       ------      ------      ------      ------
                       $253.2      $293.7      $490.5      $585.4
                       ======      ======      ======      ======

EBIT:
         Asia Tire     $  6.7      $  6.3      $ 10.6      $ 16.1
         SPT             (6.9)        (.3)      (13.9)       (3.3)
                       ------      ------      ------      ------
                       $  (.2)     $  6.0      $ (3.3)     $ 12.8
                       ======      ======      ======      ======

ENGINEERED PRODUCTS

         Engineered Products segment sales in the second quarter of 2001 were $300.9 million, decreasing 1.8% from $306.4 million in the 2000 quarter. In the six months, sales of $600.3 million decreased 4.3% from $627.4 million in 2000.

         Revenues in both 2001 periods decreased from 2000 due primarily to unit sales decreases in the hose, air springs, power transmission belt and molded products businesses resulting from production cutbacks by the automotive industry.

         Engineered Products segment EBIT was $8.4 million in the second quarter of 2001, decreasing 59.0% from $20.5 million in the 2000 quarter. Operating margin was 2.8%, compared to 6.7% in 2000.

         In the six months, EBIT was $17.9 million, decreasing 59.6% from $44.3 million in 2000. Operating margin was 3.0%, compared to 7.1% in 2000.

         EBIT in the 2001 periods decreased due primarily to lower revenues, higher raw material costs and increased costs associated with reduced capacity utilization resulting from reduced demand from the automotive industry.

         EBIT in 2001 did not include first quarter rationalization charges totaling $3.0 million.

         Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, increasing raw material and energy prices and currency translation.

CHEMICAL PRODUCTS

         Chemical Products segment sales in the second quarter of 2001 were $271.6 million, decreasing 7.6% from $293.8 million in the 2000 quarter. In the six months, sales of $563.2 million decreased 1.5% from $571.8 million in 2000. Approximately 50% of Chemical Products segment sales were made to the Company's other segments.

         Chemical Products segment EBIT was $12.9 million in the second quarter of 2001, decreasing 57.0% from $30.0 million in the 2000 quarter. Operating margin was 4.7%, compared to 10.2% in 2000.

         In the six months, EBIT was $29.3 million, decreasing 45.1% from $53.4 million in 2000. Operating margin was 5.2%, compared to 9.3%.

         Revenues decreased in both 2001 periods compared to 2000 due primarily to lower volumes resulting from the slowdown in the tire industry. EBIT in both 2001 periods was down as increases in raw material and energy prices outpaced price increases due to the competitive pricing environment.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         Net cash provided by operating activities was $109.8 million during the first six months of 2001, as reported on the

Consolidated Statement of Cash Flows. Working capital requirements increased for inventories and accounts payable.

         During the second quarter of 2001, the Company terminated its $550 million domestic accounts receivable continuous sale program and entered into a new twelve-month revolving-period securitization program. The new program is renewable for subsequent one-year periods upon request by the Company and agreement by the participating financial institutions and results in the sale of receivables through a special purpose company, up to a maximum of $800 million. The Company retained servicing responsibilities, subordinated interests in the receivables transferred and a residual equity interest in the special purpose company. Fees paid by the Company under this program are based on certain variable market rate indices and are recorded as Other (Income) and Expense. Results of operations and financial position of the special purpose company are not included in the consolidated financial statements of the Company.

         Net cash used in investing activities was $297.0 million during the first six months of 2001. Capital expenditures totaled $221.2 million, and were primarily for plant modernizations and new tire molds.

                                  THREE MONTHS ENDED SIX MONTHS ENDED
                                        JUNE 30,        JUNE 30,
(In millions)                         2001    2000    2001     2000
                                      ----    ----    ----     ----

Capital Expenditures                 $117.3  $139.0  $221.2   $266.7
Depreciation and
  amortization                       $162.6  $159.8  $323.0   $320.2

         Cash inflows of $40.0 million were realized from asset sales, primarily from the sale of closed manufacturing and warehouse facilities in the United Kingdom.

         Net cash provided by financing activities was $227.8 million during the first half of 2001, which was used primarily to support the previously mentioned operating and investing activities.

(Dollars in millions)         6/30/01      12/31/00       6/30/00
                              -------      --------       -------
Consolidated Debt           $  3,782.5    $  3,585.8    $  3,919.2
Debt to Debt and Equity           53.6%         50.6%         51.1%

         On February 6, 2001 Sumitomo converted the Company's 1.2% Convertible Note Due August 16, 2001 in the principal amount of (Y)6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

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

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At June 30, 2001, the Company had an aggregate of $200 million of commercial paper outstanding. In addition, at June 30, 2001, the Company had short term committed and uncommitted bank credit arrangements totaling $1.8 billion, of which $.9 billion were unused. The Company also had available long term credit arrangements at June 30, 2001, totaling $4.2 billion, of which $1.5 billion were unused.

         Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated operating cash requirements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from debt funding decisions. At June 30, 2001, the interest rate on 46% of the Company's debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 48% at December 31, 2000 and 48% at June 30, 2000. The Company also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

         The following table presents interest rate swap contract information at June 30:

(Dollars in millions)

INTEREST RATE SWAP CONTRACTS

                                               2001          2000
                                               ----          ----
Notional principal amount                    $ 300.0      $  75.0
Pay fixed rate                                  5.28%        6.24%
Receive variable LIBOR                          3.88%        6.86%
Average years to maturity                        2.2          1.0
Fair value - asset (liability)               $    .3      $    .8
Pro forma fair value - asset (liability)          .2           .4

         The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30, 2001 and 2000, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

         Weighted average interest rate swap contract information follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
(Dollars in millions)            JUNE 30,                JUNE 30,
                            2001        2000        2001        2000
                            ----        ----        ----        ----
Notional principal         $ 50.0      $ 75.0      $ 50.0      $ 75.0
Pay fixed rate               6.25%       6.24%       6.25%       6.24%
Receive variable LIBOR       5.56%       6.45%       6.11%       6.28%

         The following table presents fixed rate debt information at June 30:

(In millions)

FIXED RATE DEBT                          2001         2000
                                         ----         ----
Fair value - liability               $  1,710.8   $  1,989.7
Pro forma fair value - liability        1,771.2      2,069.8

         The pro forma fair value assumes a 100 basis point decrease in market interest rates at June 30, 2001 and 2000, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

         The following table presents foreign exchange contract information at June 30:

(In millions)

FOREIGN EXCHANGE CONTRACTS
                                          2001         2000
                                          ----         ----
Spot value (unfavorable) favorable     $ (25.9)      $  45.5
Pro forma change in spot value            35.3          11.6
Contract maturities                    07/01-03/06   07/00-03/06

Fair value asset (liability):
Swiss franc swap-current                $  -         $  30.6
Swiss franc swap-long term                 1.2          11.8
Euro swaps-long term                     (25.5)          -
Other-current                             (1.6)          3.1

         The pro forma change in spot value assumes a 10% change in foreign exchange rates at June 30, 2001 and 2000, respectively, and reflects the estimated change in the spot value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company ("Goodyear") on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), wherein at Item 3, paragraphs (F), (G) and (H), page 26, Goodyear reported certain legal proceedings, and to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended March 31, 2001 (the "2001 1st Quarter 10-Q"), wherein at Part II, Item 1, paragraphs (3) and (4), page 28, Goodyear reported developments in respect of certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings (3) and described at paragraphs (F), (G) and (H) of Item 3 of the 2000 10-K and at paragraphs (3) and
(4) of Part II, Item 1 of the 2001 1st Quarter 10-Q:

         (1) At paragraph (F), page 26, of the 2000 10-K and paragraph (3), page 28, of the 2001 1st Quarter 10-Q, Goodyear previously reported on certain class action proceedings involving its load range E light truck tires. Goodyear also has fourteen non-class action lawsuits related to deaths and/or serious injuries allegedly involving our load range E light truck tires. At paragraph (G), page 26, of the 2000 10-K, Goodyear also previously reported on a National Highway Traffic Safety Administration ("NHTSA") preliminary evaluation involving certain of its load range E light truck tires. From 1991 to 2000, Goodyear produced and sold approximately 23 million of these load range E tires of which Goodyear believes many are no longer in service. Under the law and regulations governing NHTSA, this evaluation could end in a dismissal, other action or could proceed and ultimately result in a recall order. In any event, Goodyear believes that its load range E tires are free of design and manufacturing defects.

         (2) At paragraph (H), page 26, of the 2000 10-K and paragraph (4), page 28, of the 2001 1st Quarter 10-Q, Goodyear previously reported that it was one of numerous defendants in legal proceedings involving claims of individuals relating to alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear's facilities. The number of new asbestos-related claims filed against Goodyear has increased since 1998 with a substantial majority of all claims filed against Goodyear having been filed in that period. Accordingly, Goodyear has limited experience in resolving or otherwise disposing of these claims. The number of new claims filed in the second quarter of 2001 was approximately 7,000 and at June 30, 2001, approximately 58,000 claims were pending. Goodyear cannot predict the number of claims which may be filed against Goodyear in the future. While Goodyear has insurance policies that it believes address asbestos-related liabilities, Goodyear also cannot predict the extent to which costs of these claims will be covered by insurance.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------    --------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 2001.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE GOODYEAR TIRE & RUBBER COMPANY
                                                   (Registrant)

Date: August 1, 2001                    By      /s/ Richard J. Kramer
                                          --------------------------------------
                                          Richard J. Kramer, Vice President

                                          (Signing on behalf of Registrant as a
                                          duly authorized officer of Registrant
                                          and signing as the principal
                                          accounting officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                INDEX OF EXHIBITS

          EXHIBIT                                                                                   EXHIBIT
          -------                                                                                   -------
      TABLE ITEM NO. *                         Description of Exhibit                               NUMBER
      ----------------                         ----------------------                               ------

           3                          ARTICLES OF INCORPORTATION AND BY-LAWS
                                      --------------------------------------

                                  (a) Certificate of Amended Articles of
                                  Incorporation of The Goodyear Tire & Rubber
                                  Company ("Goodyear"), dated December 20, 1954, and Certificate of Amendment to Amended
                                  Articles of Incorporation of Goodyear, dated
                                  April 6, 1993, and Certificate of Amendment to
                                  Amended Articles of Incorporation of Goodyear dated June 4, 1996, three documents comprising
                                  Goodyear's Articles of Incorporation as
                                  amended (incorporated by reference, filed as Exhibit 3.1 to Goodyear's Form 10-Q for the quarter ended June 30, 1996, File No. 1-1927).

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

                                  (d) Form of Indenture, dated as of March 15,
                                  1996, between Goodyear and Chemical Bank (now
                                  The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11,
                                  1998 and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to Goodyear's
                                  Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

                                  (e) Form of Indenture, dated as of March 1,
                                  1999, between Goodyear and The Chase Manhattan
                                  Bank, as Trustee, as supplemented on March 14, 2000 (incorporated by reference, filed as Exhibit 4.1 to Goodyear's Form 10-Q for the quarter ended March 31, 2000, File No.
                                  1-1927).

                                  (f) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan
                                  Bank, as Agent, and Chase Manhattan
                                  International Limited, as London Agent
                                  (incorporated by reference, filed as Exhibit
                                  4.1 to Goodyear's Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927).






----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                   EXHIBIT
          -------                                                                                   -------
      TABLE ITEM NO. *                         Description of Exhibit                               NUMBER
      ----------------                         ----------------------                               ------

                                  No instrument defining the rights of holders of long-term debt which relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries was entered into during the quarter ended June 30, 2001.
                                  In accordance with paragraph (iii) to Item
                                  601 (b)(4) of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long-term debt entered into during the quarter ended June 30, 2001 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                                  Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

         10                                     MATERIAL CONTRACTS
                                  ----------------------------------------------
                                  (a) Conformed copy of Receivables Purchase                         10.1
                                  Agreement, dated as of April 27, 2001,
                                  between Goodyear and Wingfoot A/R LLC.

                                  (b) Conformed copy of Base Indenture, dated as                     10.2
                                  of April 27, 2001, between Wingfoot A/R LLC and
                                  The Chase Manhattan Bank, as Indenture Trustee.

         10                       (c) Conformed copy of Series 2001-1 Indenture                      10.3
                                  Supplement, dated as of April 27, 2001, among
                                  Wingfoot A/R LLC, Goodyear, as Collection
                                  Agent, the CP Conduit Purchasers named
                                  therein, the APA Banks named therein, the
                                  Funding Agents named therein, The Chase
                                  Manhattan Bank, as Administrative Agent, and
                                  The Chase Manhattan Bank, as Indenture
                                  Trustee.

         12                                  STATEMENT RE COMPUTATION
                                                    OF RATIOS
                                   ---------------------------------------------

                                  Statement setting forth the computation of                         12
                                  Ratio of Earnings to Fixed Charges.



----------
*Pursuant to Item 601 of Regulation S-K.