Form 10-Q
period 2001-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2001-11-14
CIK 42582

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Yes   X                                                          No
        --------
                       -----------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Number of Shares of Common Stock,
      Without Par Value, Outstanding at October 31, 2001:      163,137,018

==============================================================================

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    Unaudited


(In millions, except per share)                               Three Months Ended        Nine Months Ended
                                                                  September 30,           September 30,
                                                               2001         2000         2001        2000
                                                               ----         ----         ----        ----
NET SALES                                                $   3,677.9  $   3,619.3  $  10,674.6  $  10,890.7

Cost of Goods Sold                                           2,994.3      2,968.8      8,692.0      8,753.4
Selling, Administrative and General Expense                    568.0        549.2      1,681.7      1,662.2
Rationalizations                                                  --          1.2         79.0          5.9
Interest Expense                                                77.7         73.7        220.9        205.7
Other (Income) Expense                                          21.3          4.4         23.2         17.4
Foreign Currency Exchange                                       (2.6)        (2.9)       (17.9)         0.8
Equity in Earnings of Affiliates                                 4.8          2.3         14.0          5.0
Minority Interest in Net Income of Subsidiaries                  3.1         10.0         19.6         37.5
                                                         -----------  -----------  -----------  -----------
Income (Loss) before Income Taxes                               11.3         12.6        (37.9)       202.8
United States and Foreign Taxes on Income                        2.0         (4.4)        (8.3)        60.5
                                                         -----------  -----------  -----------  -----------
NET INCOME (LOSS)                                        $       9.3  $      17.0  $     (29.6) $     142.3
                                                         ===========  ===========

Retained Earnings at Beginning of Period                                               3,558.8      3,706.9

CASH DIVIDENDS                                                                          (142.9)      (141.2)
                                                                                   -----------  -----------

Retained Earnings at End of Period                                                 $   3,386.3  $   3,708.0
                                                                                   -----------  -----------


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:     $      0.06  $      0.11  $     (0.19) $      0.91
                                                         ===========  ===========  ===========  ===========


Average Shares Outstanding                                     159.9        157.0        159.0        156.6


NET INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:   $      0.06  $      0.11  $     (0.19) $      0.90
                                                         ===========  ===========  ===========  ===========

Average Shares Outstanding                                     161.6        158.2        159.0        158.6


CASH DIVIDENDS PER SHARE                                 $      0.30  $      0.30  $      0.90  $      0.90
                                                         ===========  ===========  ===========  ===========


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


(In millions)

                                                                                   September 30,                December 31,
                                                                                       2001                         2000
ASSETS:                                                                             -----------                  -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $      785.4                  $     252.9
     Accounts and notes receivable,
        less allowance - $90.7 ($93.3 in 2000)                                          1,907.9                      2,074.7
     Inventories:
        Raw materials                                                                     438.7                        480.4
        Work in process                                                                   114.9                        123.5
        Finished product                                                                2,108.7                      2,275.8
                                                                                    -----------                  -----------
                                                                                        2,662.3                      2,879.7

     Prepaid expenses and other current assets                                            200.4                        259.9
                                                                                    -----------                  -----------
        TOTAL CURRENT ASSETS                                                            5,556.0                      5,467.2

Long Term Accounts and Notes Receivable                                                   111.8                         92.8
Investments in Affiliates, at equity                                                      111.3                        102.0
Other Assets                                                                              259.1                        183.8
Goodwill                                                                                  573.8                        588.4
Deferred Charges                                                                        1,772.3                      1,612.8
Properties and Plants,
     less accumulated depreciation - $6,062.0 ($5,862.6 in 2000)                        5,243.2                      5,521.0
                                                                                    -----------                  -----------
    TOTAL ASSETS                                                                      $13,627.5                    $13,568.0
                                                                                    ===========                  ===========
LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable - trade                                                         $ 1,278.8                    $ 1,505.2
     Compensation and benefits                                                            832.6                        823.6
     Other current liabilities                                                            270.6                        395.6
     United States and foreign taxes                                                      206.9                        208.4
     Notes payable                                                                        788.4                      1,077.0
     Sumitomo 1.2% Convertible Note Payable                                                   -                         56.9
     Long term debt due within one year                                                   210.0                        159.2
                                                                                    -----------                  -----------
        TOTAL CURRENT LIABILITIES                                                       3,587.3                      4,225.9

Long Term Debt and Capital Leases                                                       3,202.0                      2,349.6
Compensation and Benefits                                                               2,302.6                      2,310.5
Other Long Term Liabilities                                                               369.9                        334.1
Minority Equity in Subsidiaries                                                           834.5                        844.9
                                                                                    -----------                  -----------
    TOTAL LIABILITIES                                                                  10,296.3                     10,065.0

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value:
     Authorized 50.0 shares, unissued                                                         -                            -
Common Stock, no par value:
     Authorized 300.0 shares
     Outstanding shares - 163.1 (157.6 in 2000)
      after deducting 32.6 treasury shares (38.1 in 2000)                                 163.1                        157.6
Capital Surplus                                                                         1,244.8                      1,092.4
Retained Earnings                                                                       3,386.3                      3,558.8
Accumulated Other Comprehensive Income                                                 (1,463.0)                    (1,305.8)
                                                                                    -----------                  -----------
    TOTAL SHAREHOLDERS' EQUITY                                                          3,331.2                      3,503.0
                                                                                    -----------                  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $13,627.5                    $13,568.0
                                                                                    ===========                  ===========


The accompanying notes are an integral part of this financial statement.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


(In millions)
                                                                                                     Accumulated
                                                                 Common      Capital      Retained       Other          Total
                                                                  Stock      Surplus      Earnings   Comprehensive    Shareholders'
                                                                                                        Income          Equity
                                                              ----------------------------------------------------------------------
Balance at December 31, 2000                                     $ 157.6    $ 1,092.4    $ 3,558.8    $ (1,305.8)      $ 3,503.0

   Comprehensive income (loss) for 2001:

                 Net income (loss)                                                           (29.6)
                 Foreign currency translation                                                             (150.6)
                 Minimum pension liability                                                                   3.7
                 Unrealized investment gain                                                                  5.3
                    (net of tax of $3.3)
                 Transition adjustment from
                    adoption of SFAS 133                                                                     5.4
                 Deferred derivative loss                                                                  (20.6)
                    Less reclassification adjustment for
                    amounts recognized in income                                                            (0.4)
                 Total comprehensive income (loss)                                                                        (186.8)

   Cash dividends                                                                           (142.9)                       (142.9)

   Common stock issued from treasury:
                 Domestic pension funding                            4.3         95.7                                      100.0
                 Conversion of 1.2% Convertible Note Payable         1.1         55.1                                       56.2
                 Stock compensation plans                            0.1          1.6                                        1.7
                                                              -------------------------------------------------------------------

Balance at September 30, 2001                                    $ 163.1    $ 1,244.8    $ 3,386.3    $ (1,463.0)      $ 3,331.2
                                                              ===================================================================


                                                                            09/30/01                   12/31/00
Accumulated Other Comprehensive Income                                      --------                   --------
   Foreign currency translation adjustment                                 $ (1,424.5)                $ (1,273.9)
   Minimum pension liability adjustment                                         (18.2)                     (21.9)
   Unrealized investment loss                                                    (4.7)                     (10.0)
   Deferred derivative loss                                                     (15.6)                         -
                                                                         -------------             --------------
                 Total                                                     $ (1,463.0)                $ (1,305.8)
                                                                         =============             ==============


               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited



(In millions)                                                        Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                    2001              2000                2001           2000
                                                                    ----              ----                ----           ----
Net Income (Loss)                                                  $ 9.3             $ 17.0             $ (29.6)       $ 142.3

Other comprehensive income (loss):

   Foreign currency translation                                      8.1              (88.4)             (150.6)        (196.1)
   Minimum pension liability                                         0.3                0.1                 3.7            0.2
   FAS 133 transition amount (net of tax of $3.3)                      -                  -                 5.4              -
   Deferred derivative gain (loss)                                  11.4                  -               (33.3)             -
     Tax on deferred derivative gain (loss)                         (4.4)                 -                12.7              -
     Reclassification adjustment for amounts
       recognized in income                                        (28.6)                 -                (0.7)             -
     Tax on derivative reclassification adjustment                  10.9                  -                 0.3              -
   Unrealized investment gain (loss)                                (5.8)               1.3                 8.6           44.8
     Tax on unrealized investment gain (loss)                        2.2               (0.4)               (3.3)         (17.0)
                                                            --------------------------------       ----------------------------

Comprehensive Income (Loss)                                        $ 3.4            $ (70.4)           $ (186.8)       $ (25.8)
                                                            ================================       ============================


The accompanying notes are an integral part of this financial statement.

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


(In millions)                                                                                  Nine Months Ended
                                                                                                 September 30,
                                                                                         2001                     2000
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   ------                   ------
   Net Income (Loss)                                                                    $(29.6)                  $142.3
    Adjustments to reconcile net income (loss) to cash flows
     from operating activities:
        Depreciation and amortization                                                    477.1                    475.7
        Rationalizations                                                                  57.1                      6.4
        Asset sales                                                                      (13.9)                    (2.3)
    Proceeds from sale of accounts receivable                                            414.7                     (3.2)
    Changes in operating assets and liabilities:
        Accounts and notes receivable                                                   (298.2)                  (367.2)
        Inventories                                                                      169.1                   (271.4)
        Accounts payable-trade                                                          (203.5)                   (35.4)
        Other assets and liabilities                                                    (144.2)                   (98.6)
                                                                                        ------                   ------
                                 Total adjustments                                       458.2                   (296.0)
                                                                                        ------                   ------
       TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                                        428.6                   (153.7)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                            (315.9)                  (411.1)
        Asset sales                                                                       40.0                     38.4
        Other transactions                                                              (114.3)                   (13.3)
                                                                                        ------                   ------
       TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                       (390.2)                  (386.0)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term debt incurred                                                          76.9                  1,217.9
        Short term debt paid                                                            (839.7)                (1,469.7)
        Long term debt incurred                                                        1,493.5                  1,065.8
        Long term debt paid                                                              (71.9)                  (101.0)
        Common stock issued                                                                1.2                      1.6
        Dividends paid to Sumitomo                                                       (13.1)                   (27.1)
        Dividends paid to Goodyear shareholders                                         (142.9)                  (141.2)
                                                                                        ------                   ------
       TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                        504.0                    546.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents                              (9.9)                   (11.1)
                                                                                        ------                   ------
Net Change in Cash and Cash Equivalents                                                  532.5                     (4.5)

Cash and Cash Equivalents at Beginning of the Period                                     252.9                    241.3
                                                                                        ------                   ------
Cash and Cash Equivalents at End of the Period                                          $785.4                   $236.8
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

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-------------------------------------------------------

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

         INTEREST RATE CONTRACTS - Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income in the current period as Other (Income) and Expense.

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

INTEREST RATE EXCHANGE CONTRACTS
--------------------------------

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

INTEREST RATE LOCK CONTRACTS
----------------------------

         The Company will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt.

FOREIGN CURRENCY CONTRACTS
--------------------------

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

HEDGES OF NET INVESTMENT IN FOREIGN OPERATIONS
----------------------------------------------

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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
---------------------------------------------------------

RESULTS OF HEDGING ACTIVITIES
-----------------------------

         Ineffectiveness and premium amortization totaled $.4 million and $1.3 million during the three and nine months ended September 30, 2001, respectively. Deferred net gains totaling $2.3 million on hedges of forecasted transactions are anticipated to be recognized in income during the twelve months ending September 30, 2002. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of certain long term currency exchange and interest rate contracts.

         Deferred losses totaling $4.4 million and gains totaling $1.2 million were recorded as Foreign Currency Translation Adjustment during the three and nine months ended September 30, 2001, respectively, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

RATIONALIZATIONS
----------------

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the 2001 first quarter. Of this amount, $40.7 million related to future cash outflows, primarily associate severance costs and $38.3 million related to non-cash charges, primarily $33.3 million for special termination benefits and pension curtailments related to a voluntary exit program in the United States. Of the $79.0 million charge, $66.5 million continued the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America. The remaining $12.5 million related to the closure of the Company's manufacturing facility in Italy announced in 1999.

         Associate-related rationalization costs for programs started in the fourth quarter of 2000 totaled $152.0 million. Activity during 2001 is presented below:

                                    BALANCE AT   2001                BALANCE AT
(In Millions)                        12/31/00  CHARGES   INCURRED     9/30/01
                                     --------  -------   --------     -------
Plant downsizing and consolidation    $48.0     $10.8    $ (56.8)      $ 2.0
Worldwide associate reductions         25.2      48.6      (61.2)       12.6
                                     --------  -------   --------     -------
                                      $73.2     $59.4    $(118.0)      $14.6
                                     ========  =======   ========     =======

         Under the above programs, the Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, 6,300 associates have been released for which the Company incurred costs totaling $118.0 million during 2001, including 1,000 associates at a cost of $10.6 million in the third quarter. The Company plans to release approximately 800 more associates under the above program during 2001.

         Rationalization costs, other than associate-related costs, for these programs totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The Company plans to complete these actions during 2001. Activity during 2001 is presented below:

                                    BALANCE AT   2001                BALANCE AT
(In Millions)                        12/31/00  CHARGES   INCURRED     9/30/01
-------------                        --------  -------   --------     -------
Plant downsizing and consolidation     $8.8     $7.1      $(11.2)      $4.7
                                       ====     ====      =======      ====

         The Company recorded a charge of $12.5 million in the first quarter of 2001 related to the closing of a manufacturing facility in Italy. This charge was for associate benefits accepted in the first quarter of 2001. This was the final charge for the program which began in 1999 and had a balance of $4.3 million at December 31, 2000. During 2001, $15.9 million of costs were incurred, including $1.9 million in the third quarter, primarily for ongoing associate severance payments. Actions taken under this plan are now complete.

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

         During 2001, the Company incurred associate-related costs of $12.4 million for the release of approximately 750 associates, including approximately 150 associates at a cost of $1.5 million in the third quarter. At September 30, 2001, the Company evaluated the remaining reserves and recorded a reversal of $3.0 million for reserves no longer needed for their originally intended purposes. The remaining balance of $8.0 million at September 30, 2001 relates to the release of approximately 50 associates and ongoing associate severance payments. The balance at September 30, 2001, for rationalization costs, other than associate-related costs, was $5.8 million. The Company intends to complete these actions by the end of the fourth quarter of 2001, except for future rental payments under noncancellable leases.

PER SHARE OF COMMON STOCK
-------------------------

         Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
(In millions)                            SEPTEMBER 30,         SEPTEMBER 30,
                                        2001        2000       2001       2000
                                       -----       -----      -----      -----
Average shares outstanding-basic       159.9       157.0      159.0      156.6
         Stock options                   1.7           -          -          -
         1.2% Convertible Note             -         1.2          -        2.0
                                       -----       -----      -----      -----
Average shares outstanding-diluted     161.6       158.2      159.0      158.6
                                       =====       =====      =====      =====

         The average shares outstanding-diluted total for the first nine months of 2001 does not include the antidilutive impact of 2.0 million shares of potential common stock associated with stock options and .3 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

FINANCING ARRANGEMENTS
----------------------

         In the first quarter of 2001, the Company borrowed $800 million for a period of three years under a bank term loan agreement. The term loan is due March 30, 2004 and bears interest at a floating rate at a spread over LIBOR for interest periods of 1,2,3,6 or 12 months, as selected by the Company.

         In the third quarter of 2001, the Company issued $650 million of its 7.857% Notes due 2011.

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

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NONCASH INVESTING AND FINANCING ACTIVITIES (continued)
------------------------------------------------------

         The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of Sumitomo's Common Stock, which represents 10% of Sumitomo's outstanding shares. Sumitomo converted Y6,536,535,167 principal amount of the Company's Note into 1,138,030 shares of the Company's Common Stock on August 15, 2000. Sumitomo converted the remaining Y6,536,535,767 principal amount of the Company's Note into 1,140,866 shares of the Company's Common Stock on February 6, 2001.

         During the third quarter of 2001, the Company issued 4.3 million shares of its common stock with a market value of approximately $100.0 million as a contribution to certain domestic pension plans.

INVESTMENTS
-----------

         The Company has classified the previously mentioned investment in Sumitomo Common Stock ("the Sumitomo Investment") as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The fair value of the Sumitomo Investment was $109.6 million at September 30, 2001 compared to $100.9 million at December 31, 2000. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. The Sumitomo Investment was hedged during 1999 and 2000. At September 30, 2001, the gross unrealized holding loss on the Sumitomo Investment, net of the hedge, totaled $7.4 million ($4.7 million after tax).

ACCOUNTS RECEIVABLE
-------------------

         During the second quarter of 2001, the Company terminated its $550 million domestic accounts receivable continuous sale program and entered into a new program. The new program involves the continuous sale of substantially all of the Company's domestic trade accounts receivable to a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of the special purpose subsidiary are not included in the consolidated financial statement of the Company. The special purpose subsidiary purchases the Company's receivables with (a) the cash proceeds of borrowings from a group of five bank affiliated issuers of commercial paper, which borrowings are secured by the trade accounts receivable it acquires from the Company, (b) the cash proceeds of the Company's $98.2 million equity investment in the subsidiary and (c) a subordinated note payable to the Company in an amount equal to the total amount of trade receivables purchased by the subsidiary minus the sum of the equity of the special purpose subsidiary and the cash proceeds from the sale of the notes issued by the special purpose subsidiary to the five lenders and minus a discount. The Company retained servicing responsibilities, subordinated interests in the receivables transferred and a residual equity interest in the special purpose company. As the receivables are collected, the cash proceeds are used to purchase additional receivables. The Company pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. The special purpose subsidiary may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by the special purpose subsidiary depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available until May, 2002, and may be extended for additional annual periods upon the agreement of the lenders.

         In the third quarter of 2001, a Canadian subsidiary of the Company established an accounts receivable continuous sale program, whereunder the subsidiary may receive proceeds of up to a maximum of $100 million at any one time from the sale of certain of its receivables to affiliates of certain banks.

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE (continued)
-------------------------------

         The following table presents certain cash flows between the Company (and its Canadian subsidiary), and the purchasers of the receivables:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
      (In millions)                        SEPTEMBER 30,2001   SEPTEMBER 30,2001
                                           -----------------   -----------------

  Proceeds from new securitizations             $   53.9         $  795.4
  Proceeds from collections reinvested in
    previous securitizations                     1,768.2          2,683.5
  Servicing fees received                            1.9              2.5
  Reimbursement for rebates and discounts
    issued                                         (67.3)           (86.2)

At September 30, 2001, the level of net proceeds from sales under these programs was $886.1 million. The balance of net proceeds from these and other agreements was $1,018.9 million at September 30, 2001. The balance of net proceeds under similar agreements were $604.2 million at December 31, 2000 and $563.3 million at September 30, 2000.

OTHER (INCOME) AND EXPENSE
--------------------------

         Other (Income) and Expense in 2001 included a gain of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom in the first quarter. Other (Income) and Expense in the third quarter of 2000 included a gain of $5.0 million ($3.2 million after tax) on the sale of land at a manufacturing facility in Mexico.

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

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                              SEGMENT INFORMATION
                                    Unaudited

(In millions)                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                    2001       2000         2001         2000
                                                ----------  ----------  -----------  -----------
SALES:

  North American Tire                           $  1,957.2  $  1,832.0  $   5,409.6  $   5,319.6
  European Union Tire                                770.7       759.6      2,329.7      2,436.2
  Eastern Europe, Africa and Middle East Tire        181.7       215.1        523.0        599.7
  Latin American Tire                                246.4       263.2        754.8        785.5
  Asia Tire                                          122.8       128.9        370.2        404.8
                                                ----------  ----------  -----------  -----------
   TOTAL TIRES                                     3,278.8     3,198.8      9,387.3      9,545.8

  Engineered Products                                267.4       282.7        867.7        910.1
  Chemical Products                                  260.9       275.7        824.1        847.5
                                                ----------  ----------  -----------  -----------
   TOTAL SEGMENT SALES                             3,807.1     3,757.2     11,079.1     11,303.4

  Inter-SBU Sales                                   (136.4)     (139.6)      (419.8)      (422.4)
  Other                                                7.2         1.7         15.3          9.7
                                                ----------  ----------  -----------  -----------
   NET SALES                                    $  3,677.9  $  3,619.3  $  10,674.6  $  10,890.7
                                                ==========  ==========  ===========  ===========


INCOME:

  North American Tire                           $     87.9  $     60.8  $     152.3  $     197.1
  European Union Tire                                  3.1        12.3         52.1         95.8
  Eastern Europe, Africa and Middle East Tire          6.2        19.0         15.6         46.4
  Latin American Tire                                 19.3        10.1         61.5         54.9
  Asia Tire                                            5.1         3.5         15.7         19.6
                                                ----------  ----------  -----------  -----------
   TOTAL TIRES                                       121.6       105.7        297.2        413.8

  Engineered Products                                 (1.2)        2.3         16.7         46.6
  Chemical Products                                   16.4         7.0         45.7         60.4
                                                ----------  ----------  -----------  -----------
   TOTAL SEGMENT INCOME (EBIT)                       136.8       115.0        359.6        520.8

  Rationalizations and Asset sales                      --         3.8        (62.0)        (0.9)
  Interest expense                                   (77.7)      (73.7)      (220.9)      (205.7)
  Foreign currency exchange                            2.6         2.9         17.9         (0.8)
  Minority interest in net income                     (3.1)      (10.0)       (19.6)       (37.5)
     of subsidiaries
  Inter-SBU income                                    (9.6)       (5.4)       (23.0)       (22.8)
  Other                                              (37.7)      (20.0)       (89.9)       (50.3)
                                                ----------  ----------  -----------  -----------
   INCOME (LOSS) BEFORE INCOME TAXES            $     11.3  $     12.6  $     (37.9) $     202.8
                                                ==========  ==========  ===========  ===========

              THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

BUSINESS SEGMENTS
-----------------

         Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged (credited) to segment operating income (EBIT) but were attributable to the Company's seven segments as follows:

         (In millions)             THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   2001        2000         2001        2000
                                   ----        ----         ----        ----
North American Tire                $   --      $   --     $   4.0     $  (.7)
European Union Tire                    --         1.2         6.2        7.2
Eastern Europe, Africa
 and Middle East Tire                  --          --         8.9         --
Latin American Tire                    --          --          --         --
Asia Tire                              --          --         3.6         --
                                  -------     -------     -------    -------
   TOTAL TIRES                         --         1.2        22.7        6.5

Engineered Products                    --          --         3.0        (.6)
Chemical Products                      --          --          --         --
                                  -------     -------     -------    -------


 TOTAL SEGMENTS                    $   --      $  1.2     $  25.7     $  5.9
                                  =======     =======     =======    =======


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

The following table presents sales and EBIT of the Company's Asia Tire segment and 100% of the operations of SPT:

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
(In millions)                         SEPTEMBER 30,             SEPTEMBER 30,
                                 2001            2000      2001           2000
                                 ----            ----      ----           ----
         NET SALES:
                  Asia Tire     $122.8          $128.9    $370.2         $404.8
                  SPT            116.0           127.3     359.1          436.8
                                -------         ------    ------         ------
                                $238.8          $256.2    $729.3         $841.6
                                =======         ======    ======         ======

         EBIT:
                  Asia Tire     $  5.1          $  3.5    $ 15.7         $ 19.6
                  SPT             (5.9)           (3.6)    (19.8)          (6.9)
                                ------          ------    ------         ------
                                $ ( .8)         $  (.1)   $ (4.1)        $ 12.7
                                ======          ======    ======         ======

               THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED
------------

                       (All per share amounts are diluted)

         Sales in the third quarter of 2001 were $3.68 billion, increasing 1.6% from $3.62 billion in the 2000 quarter. Net income of $9.3 million or $.06 per share was recorded in the 2001 third quarter, compared to net income of $17.0 million or $.11 per share in the 2000 period.

         In the nine months of 2001, sales of $10.67 billion decreased 2.0% from $10.89 billion in 2000. The net loss was $29.6 million or $.19 per share compared to net income of $142.3 million or $.90 per share in 2000.

         Revenues increased in the third quarter of 2001 primarily due to a change in product mix to higher priced tires and price and unit increases in the North America replacement market. Revenues decreased in the nine months of 2001 primarily due to lower tire unit sales, the adverse impact of worldwide competitive pricing pressures and the effect of currency translations on international results. The Company estimates that versus 2000, currency translation adversely affected revenues by approximately $50 million in the third quarter and $330 million for the nine months.

         Worldwide tire unit sales in the third quarter of 2001 were 56.7 million units, a decrease of 258.2 thousand units or .5% compared to the 2000 period. North American (U.S. and Canada) volume increased 692.4 thousand units or 2.3% in the quarter, while international unit sales decreased 950.6 thousand units or 3.5%. Worldwide replacement unit sales decreased .6% from the 2000 quarter, due to decreases in international markets. Original equipment unit sales were down .1% in the quarter, due to decreases in North America being partially offset by increases internationally. Worldwide tire unit sales in the nine months of 2001 decreased 1.7% from the 2000 period, with North American and international units lower by 2.2% and 1.0%, respectively.

         Cost of goods sold (CGS) was up in dollars, but decreased to 81.4% of sales in the third quarter of 2001, compared to 82.0% in the 2000 period. CGS, as a percent to sales, was favorably impacted by a change in mix to higher priced tires and price increases enacted during the third quarter of 2001. CGS reflected higher conversion costs, combined with lower levels of plant utilization. Costs in both years were favorably impacted by the effects of rationalization actions, ongoing cost containment measures and synergies realized from, among other actions, the strategic alliance with Sumitomo. CGS was down in dollars for the nine months of 2001 but rose to 81.4% of sales compared to 80.4% in the nine months of 2000. CGS, for the nine months, reflected higher raw material and conversion costs combined with lower levels of plant utilization.

         Selling, administrative and general expense (SAG) in the third quarter of 2001 was up in dollars and was 15.4% of sales compared to 15.2% in the 2000 period, primarily due to increased costs in North America. SAG was 15.8% of sales for the nine months of 2001 compared to 15.3% in the 2000 period.

         The Company estimates the impact of foreign currency translation reduced the 2001 quarter's and nine month's operating income by approximately $20 million and $70 million, respectively.

         Revenues in future periods may continue to be adversely affected by competitive pricing pressures and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, anticipated continued lower original equipment demand, increases in energy and labor costs, which may not be recoverable in the market due to pricing pressures present in today's highly competitive market, are also expected to adversely affect earnings in future periods. Currency fluctuations and general economic and industry conditions may adversely impact sales and earnings in future periods.

         Interest expense of $77.7 million rose 5.4% in the 2001 third quarter compared to the third quarter last year, and 7.4% in the nine months of 2001 to $220.9 million compared to the nine months of 2000. The increase is due to higher debt levels.

         Other (Income) and Expense was $21.3 million net expense in the 2001 third quarter compared to $4.4 million net expense in the 2000 period. For the nine months of 2001, Other (Income) and Expense was $23.2 million net expense compared to $17.4 million net expense in 2000. The nine months of 2001 included gains in the first quarter of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom offset by $41.0 million related to commitment fees and accounts receivable sales fees. Other (Income) and Expense in the third quarter of 2000 included a gain of $5.0 million ($3.2 million after tax) on the sale of land at a manufacturing facility in Mexico, offset by $32.6 million related to commitment fees and accounts receivable sales fees.

         Foreign currency exchange gain of $2.6 million decreased $.3 million from last year's third quarter. For the nine months of 2001, foreign currency exchange gain was $17.9 million compared to foreign currency exchange expense of $.8 million in 2000. Foreign currency exchange in both 2001 periods benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil.

         For the nine months of 2001, the Company had a tax benefit at an effective tax rate of 45.4%. The Company's effective tax rate was 25.2% in 2000.

RATIONALIZATION ACTIVITY
------------------------

         The Company recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax) in the first quarter of 2001. The rationalization charge was primarily related to associate severance and pension costs.

         The Company continued in 2001 the rationalization programs announced in the fourth quarter of 2000. These programs were for global workforce reductions and manufacturing facility consolidations, including the closure of a tire plant in Latin America. Of the $79.0 million charge, $66.5 million related to the 2000 program and $12.5 million related to the closure of the Company's tire manufacturing facility in Italy announced in 1999.

         The Company provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, approximately 6,300 associates have been released, for which the Company incurred costs totaling $118.0 million during the nine months of 2001, including approximately 1,000 associates at a cost of $10.6 million in the third quarter. The Company plans to release approximately 800 more associates under the program in 2001.

         Rationalization costs, other than for associate-related costs, totaled $33.9 million and were related to the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs.

         The remaining reserve for these costs was $19.3 million at September 30, 2001.

         The Company will substantially complete these actions during 2001. Annual pretax savings of approximately $260 million are expected when the planned actions have been fully implemented. The Company estimates that operating costs were reduced by approximately $100 million in the nine months of 2001, including approximately $35 million in the third quarter.

         The Company recorded a charge of $12.5 million in the first quarter of 2001 related to the closing of a manufacturing facility in Italy. This charge was for associate benefits accepted in the first quarter of 2001. This was the final charge for the program which began in 1999 and had a balance of $4.3 million at December 31, 2000. During 2001, $15.9 million of costs were incurred, including $1.9 million in the third quarter, primarily for ongoing associate severance payments. Actions taken under this plan are now complete.

         The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         The Company committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. In accordance with these actions, approximately 750 associates were released at a cost of $12.4 million during the nine months of 2001, including approximately 150 associates in the third quarter at a cost of $1.5 million. At September 30, 2001, the Company evaluated the remaining reserves and reversed $3.0 million to goodwill for reserves no longer needed for their originally intended purposes. The Company plans to release approximately 50 more associates under this program during 2001. The balance of the reserve for associate and other than associate-related costs at September 30, 2001 was $13.8 million. The Company expects that these actions will be completed during 2001, except for future rental payments under noncancellable leases.

         For further information, refer to the note to the financial statements, Rationalizations.

NEW ACCOUNTING STANDARDS
------------------------

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The transition adjustment resulting from the adoption of SFAS 133 increased Shareholders' Equity by $5.4 million during 2001.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 requires that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The adoption of SFAS 140 did not have a material impact on the Company's results of operations, financial position or liquidity.

         The Financial Accounting Standards Board has issued

Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

SEGMENT INFORMATION
-------------------

         Segment EBIT was $136.8 million in the third quarter of 2001, increasing 19.0% from $115.0 million in the 2000 quarter. Segment operating margin in the third quarter of 2001 was 3.6%, compared to 3.1% in the 2000 period.

         In the nine months, segment EBIT was $359.6 million, decreasing 31.0% from $520.8 million in the 2000 period. Segment operating margin in the nine months was 3.2% compared to 4.6% in the 2000 period.

         Segment EBIT does not include the previously discussed rationalizations and certain other items. For further information, refer to the note to the financial statements, Business Segments.

NORTH AMERICAN TIRE
-------------------

         North American Tire segment sales in the third quarter of 2001 were $1.96 billion, increasing 6.8% from $1.83 billion in the 2000 quarter. In the nine months, sales of $5.41 billion increased 1.7% from $5.32 billion in 2000.

         Unit sales in the 2001 third quarter were 30.2 million, increasing 2.3% from the 2000 period. Replacement unit sales increased 5.8% but original equipment volume decreased 6.7%.

         Unit sales in the nine months were 84.9 million, decreasing 2.2% from the 2000 period. Replacement unit sales increased 3.7% and original equipment volume decreased 14.3%.

         Sales in both 2001 periods reflect the favorable impact of a change in product mix to higher priced tires and price increases in the replacement market. The replacement market experienced higher volume as a result of the Ford Motor Company ("Ford") recall program. Sales were adversely affected in both 2001 periods by lower original equipment volume, resulting from production cutbacks by most manufacturers of automobiles and commercial trucks. Sales in both 2000 periods benefited from the sale of approximately 1.5 million tires related to a replacement program involving approximately 6.5 million Firestone tires.

         On May 22, 2001, Ford announced a customer satisfaction program impacting 13 million units of a competitor's tires. In the third quarter of 2001, the Company supplied approximately 3 million tire units under the program which increased EBIT by approximately $50 million. For the nine months, the Company has supplied approximately 4 million tire units with an EBIT impact of approximately $70 million.

         North American Tire segment EBIT was $87.9 million in the third quarter of 2001, increasing 44.6% from EBIT of $60.8 million in the 2000 quarter. Operating margin was 4.5%, compared to 3.3% in 2000.

         In the nine months, EBIT was $152.3 million, decreasing 22.7% from $197.1 million in 2000. Operating margin was 2.8%, compared to 3.7% in 2000.

         EBIT in the third quarter was favorably impacted by the Ford tire replacement program, price increases in the replacement market, lower raw material costs and higher volume. EBIT was adversely affected by higher conversion costs as a result of lower production volumes and higher SAG costs.

         EBIT for the nine months decreased due to higher conversion, raw material and SAG costs and lower volume. EBIT was favorably impacted by price increases in the replacement market and a shift in mix to higher margin tires.

         EBIT in 2001 did not include rationalization charges, recorded in the first quarter, totaling $4.0 million. EBIT in 2000 did not include the second quarter reversal of $.7 million of rationalization reserves identified as no longer needed for their intended purposes.

         On October 9, 2001, the Company announced plans to lay off up to 1,400 associates at five U.S. tire manufacturing plants. This action has been made to deal with the industry's current downturn and continued economic uncertainty in the marketplace.

         Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, lower demand by original equipment customers, changes in product mix, rising raw material and energy prices, anticipated higher wage and benefit costs and general economic conditions.

EUROPEAN UNION TIRE
-------------------

         European Union Tire segment sales in the third quarter of 2001 were $770.7 million, increasing 1.5% from $759.6 million in the 2000 quarter. In the nine months, sales of $2.33 billion decreased 4.4% from $2.44 billion in 2000.

         Unit sales in the 2001 third quarter were 15.0 million, increasing .4% from the 2000 period. Replacement unit sales decreased 4.4% while original equipment volume increased 14.1%.

         Unit sales in the nine months were 45.6 million, increasing .8% from the 2000 period. Replacement unit sales decreased 3.0% and original equipment volume increased 9.8%.

         Revenues in the third quarter of 2001 increased compared to 2000 primarily due to higher volume. Revenues were adversely impacted in the 2001 third quarter by a shift in mix to lower-priced original equipment tires.

         For the nine months, revenues decreased compared to 2000 due to currency translation, a shift in mix towards lower-priced original equipment tires and competitive pricing. Revenues were favorably impacted by higher volume.

         The Company estimates that currency translation favorably affected European Union Tire segment sales by approximately $10 million in the third quarter while having an adverse impact on the nine months of $110 million compared to the 2000 period.

         European Union Tire segment EBIT was $3.1 million in the third quarter of 2001, decreasing 74.8% from $12.3 million in the 2000 quarter. Operating margin was 0.4%, compared to 1.6% in 2000.

         In the nine months, EBIT was $52.1 million, decreasing 45.6% from $95.8 million in 2000. Operating margin was 2.2%, compared to 3.9% in 2000.

         EBIT decreased in the 2001 quarter due to higher raw material costs and a change in mix to lower margin original equipment tires. EBIT was favorably impacted by lower SAG costs from cost containment and rationalization programs.

         For the nine months, EBIT decreased compared to 2000 due to higher raw material costs, a change in mix to lower margin original equipment tires, currency translation and competitive pricing. EBIT was favorably impacted by higher sales volume and lower SAG costs from cost containment and rationalization programs.

         The Company estimates that the effects of currency translation, especially the weak Euro versus the U.S. dollar, reduced operating income by approximately $10 million in the 2001 nine months, compared to the 2000 period. There was no significant translation impact on EBIT in the 2001 third quarter compared to the 2000 period.

         Rationalization charges totaling $23.2 million and the $17.0 million gain on the sale of closed manufacturing and warehouse facilities in the United Kingdom, both recorded in the 2001 first quarter, were not included in EBIT for 2001. EBIT in 2000 did not include rationalization charges totaling $1.2 million in the third quarter and $7.2 million in the nine months.

         Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, currency translation and general economic conditions.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE
-------------------------------------------

         Eastern Europe, Africa and Middle East Tire segment("Eastern Europe Tire") sales in the third quarter of 2001 were $181.7 million, decreasing 15.5% from $215.1 million in the 2000 quarter. In the nine months, sales of $523.0 million decreased 12.8% from $599.7 million in 2000.

         Unit sales in the 2001 third quarter were 3.5 million, decreasing 21.6% from the 2000 period. Replacement unit sales decreased 20.7% and original equipment volume decreased 25.8%.

         Unit sales in the nine months were 10.3 million, decreasing 12.0% from the 2000 period. Replacement unit sales decreased 10.8% and original equipment volume decreased 16.4%.

         Revenues in both 2001 periods decreased from the 2000 periods due to currency devaluations in Turkey, Poland, South Africa and Slovenia and lower volume in both the original equipment and replacement markets. The Company estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $35 million in the third quarter and $85 million in the nine months compared to 2000.

         Eastern Europe Tire segment EBIT was $6.2 million in the third quarter of 2001, decreasing 67.4% from $19.0 million in the 2000 quarter. Operating margin was 3.4%, compared to 8.8% in 2000.

         In the nine months, EBIT was $15.6 million, decreasing 66.4% from $46.4 million in 2000. Operating margin was 3.0%, compared to 7.7% in 2000.

         EBIT in both 2001 periods decreased due to the economic crisis in Turkey, the effects of currency translation, lower sales volume and the effect of a labor strike in South Africa during the third quarter. EBIT was favorably impacted by reduced SAG from cost containment and rationalization programs. The Company estimates that the effects of currency translation reduced operating income by approximately $5 million in the third quarter and $25 million in the nine months.

         EBIT in 2001 did not include first quarter rationalization charges totaling $8.9 million.

         Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translation.

LATIN AMERICAN TIRE
-------------------

         Latin American Tire segment sales in the third quarter of 2001 were $246.4 million, decreasing 6.4% from $263.2 million in the 2000 quarter. In the nine months, sales of $754.8 million decreased 3.9% from $785.5 million in 2000.

         Unit sales in the 2001 third quarter were 4.9 million, decreasing 3.3% from the 2000 period. Replacement unit sales decreased 6.6% while original equipment volume increased 4.5%.

         Unit sales in the nine months were 14.8 million, increasing 1.1% from the 2000 period. Replacement unit sales decreased 7.1% and original equipment volume increased 26.2%.

         Revenues in both 2001 periods were adversely impacted by currency translation, particularly in Brazil, and a shift in mix to the original equipment market. Revenues, in the third quarter of 2001, were also adversely impacted by lower volume. Revenues, in both periods, benefited from price increases. Revenues, in the nine months, also benefited from higher volume. The Company estimates that currency translation reduced sales by approximately $30 million in the third quarter and $75 million in the nine months compared to 2000.

         Latin American Tire segment EBIT was $19.3 million in the third quarter of 2001, increasing 91.1% from $10.1 million in the 2000 quarter. Operating margin was 7.8%, compared to 3.8% in 2000.

         In the nine months, EBIT was $61.5 million, increasing 12.0% from $54.9 million in 2000. Operating margin was 8.1%, compared to 7.0% in 2000.

         EBIT in both 2001 periods reflected the favorable impact of price increases to recover the effects of currency devaluations and the benefits of cost reduction programs, rationalizations and lower raw material costs. EBIT was adversely affected by currency translation and a change in mix to lower margin original equipment tires. The Company estimates that the effects of currency translation reduced operating income by approximately $10 million in the third quarter and $25 million in the nine months.

         Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy prices, continued volatile economic conditions and currency translation.

ASIA TIRE
---------

         Asia Tire segment sales in the third quarter of 2001 were $122.8 million, decreasing 4.7% from $128.9 million in the 2000 quarter. In the nine months, sales of $370.2 million decreased 8.5% from $404.8 million in 2000.

         Unit sales in the 2001 third quarter were 3.1 million, increasing 4.2% from the 2000 period. Replacement unit sales decreased .3% while original equipment volume increased 17.4%.

         Unit sales in the nine months were 9.2 million, increasing .6% from the 2000 period. Replacement unit sales decreased 3.8% while original equipment volume increased 14.2%.

         Revenues decreased in both 2001 periods compared to the 2000 periods, reflecting the adverse impacts of currency translation and competitive pricing pressures. The Company estimates that currency translation reduced sales by approximately $10 million in the third quarter and $35 million in the nine months compared to 2000.

         Asia Tire segment EBIT was $5.1 million in the third quarter of 2001, increasing 45.7% from $3.5 million in the 2000 quarter. Operating margin was 4.2%, compared to 2.7% in 2000.

         In the nine months, EBIT was $15.7 million, decreasing 19.9% from $19.6 million in 2000. Operating margin was 4.2%, compared to 4.8% in 2000.

         EBIT increased in the third quarter of 2001 due to lower SAG and conversion costs from cost containment programs, which more than offset the adverse effects of intensive price competition and currency translations.

         For the nine months, EBIT decreased due to the adverse effects of currency translation and intense price competition. EBIT was favorably impacted by lower SAG and conversion costs as a result of cost containment programs.

         The Company estimates that the effects of currency translation reduced operating income by approximately $5 million in the third quarter and $15 million in the nine months.

         EBIT in 2001 did not include a first quarter rationalization charge totaling $3.6 million.

         Revenues and EBIT in future periods may be adversely impacted by the effects of continued competitive pricing conditions, changes in mix, rising raw material and energy costs and currency translation.

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

         The following table presents the sales and EBIT of the Company's Asia Tire segment together with 100% of the sales and EBIT of SPT:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
(In millions)                      SEPTEMBER 30,              SEPTEMBER 30,
                                   2001     2000            2001      2000
                                   ----     ----            ----      ----
NET SALES:
         Asia Tire                $122.8   $128.9           $370.2    $404.8
         SPT                       116.0    127.3            359.1     436.8
                                  ------   ------           ------    ------
                                  $238.8   $256.2           $729.3    $841.6
                                  ======   ======           ======    ======

EBIT:
         Asia Tire                 $ 5.1   $  3.5            $15.7    $ 19.6
         SPT                        (5.9)    (3.6)           (19.8)     (6.9)
                                   -----   ------            -----    ------
                                   $( .8)  $ ( .1)           $(4.1)   $ 12.7
                                   =====   ======            ======   ======

         SPT has announced a restructuring plan to be implemented during the fourth quarter of 2001. The Company anticipates that this action will adversely impact its fourth quarter Equity in Earnings of Affiliates by approximately $20 million to $25 million.


ENGINEERED PRODUCTS
-------------------

         Engineered Products segment sales in the third quarter of 2001 were $267.4 million, decreasing 5.4% from $282.7 million in the 2000 quarter. In the nine months, sales of $867.7 million decreased 4.7% from $910.1 million in 2000.

         Revenues in the third quarter were down slightly from 2000 due to lower unit sales of air springs, power transmission belts and molded products, resulting from production cutbacks by the automotive and truck industry. Revenues were favorably impacted by higher sales of conveyer belts and industrial hose products.

         For the nine months, revenues decreased due to unit sales decreases in the hose, air springs, power transmission belt and molded products businesses, resulting from production cutbacks by the automotive and truck industry as well as the general global economic decline and price competition.

         Engineered Products segment EBIT was a loss of $1.2 million in the third quarter of 2001, compared to an EBIT income of $2.3 million in the 2000 quarter. Operating margin was (.4)%, compared to .8% in 2000.

         In the nine months, EBIT was $16.7 million, decreasing 64.2% from $46.6 million in 2000. Operating margin was 1.9%, compared to 5.1% in 2000.

         EBIT in the 2001 periods decreased due primarily to lower revenues, increased SAG costs and increased costs associated with reduced capacity utilization resulting from reduced demand from the automotive industry.

         EBIT in 2001 did not include first quarter rationalization charges totaling $3.0 million. EBIT in 2000 did not include a rationalization credit of $.6 million.

         Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, increasing raw material and energy prices, anticipated higher wage and benefit costs and currency translation.

CHEMICAL PRODUCTS
-----------------

         Chemical Products segment sales in the third quarter of 2001 were $260.9 million, decreasing 5.4% from $275.7 million in the 2000 quarter. In the nine months, sales of $824.1 million decreased 2.8% from $847.5 million in 2000. Approximately 50% of Chemical Products segment sales were made to the Company's other segments.

         Chemical Products segment EBIT was $16.4 million in the third quarter of 2001, increasing significantly from $7.0 million in the 2000 quarter. Operating margin was 6.3%, compared to 2.5% in 2000.

         In the nine months, EBIT was $45.7 million, decreasing 24.3% from $60.4 million in 2000. Operating margin was 5.5%, compared to 7.1%.

         Revenues in the 2001 third quarter decreased compared to 2000 despite higher volume from third party sales, due primarily to lower prices caused by a decrease in raw material costs. In the nine months, revenues decreased due to lower volumes.

         EBIT in the third quarter increased primarily due to lower raw material prices. In the nine months, EBIT was down as increases in raw material and energy prices outpaced price increases, due to the competitive pricing environment and high conversion costs resulting from production cutbacks.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         Net cash provided by operating activities was $428.6 million during the first nine months of 2001, as reported on the Consolidated Statement of Cash Flows. Working capital requirements decreased during the period as the Company implemented inventory reduction programs and increased its sales of trade accounts receivables.

         During the second quarter of 2001, the Company terminated its $550 million domestic accounts receivable continuous sale program and entered into a new program. The new program involves the continuous sale of substantially all of the Company's domestic trade accounts receivable to a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of the special purpose subsidiary are not included in the consolidated financial statement of the Company. The special purpose subsidiary purchases the Company's receivables with (a) the cash proceeds of borrowings from a group of five bank affiliated issuers of commercial paper, which borrowings are secured by the trade accounts receivable purchased by the Company, (b) the cash proceeds of the Company's $98.2 million equity investment in the subsidiary and (c) a subordinated note payable to the Company in an amount equal to the total amount of trade receivables purchased by the subsidiary minus the sum of the equity of the special purpose subsidiary and the cash proceeds from the sale of the notes issued by the special purpose subsidiary to the five lenders and minus a discount. The Company retained servicing responsibilities, subordinated interests in the receivables transferred and a residual equity interest in the special purpose company. As the receivables are collected, the cash proceeds are used to purchase additional receivables. The Company pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. The special purpose subsidiary may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by the special purpose subsidiary depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to the special purpose subsidiary until May, 2002, unless extended by the lenders for additional one-year periods.

         In the third quarter of 2001, a Canadian subsidiary of the Company established an accounts receivable continuous sale program, whereunder the subsidiary may receive proceeds of up to a maximum of $100 million at any one time from the sale of certain of its receivables to affiliates of certain banks. In addition, various international subsidiaries of the Company sold certain of their trade receivables at September 30, 2001. At September 30, 2001, the net proceeds of all such agreements was $1,018.9 million. Net cash inflows of $414.7 million were received in 2001 from transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements, Accounts Receivable.

         Net cash used in investing activities was $390.2 million during the first nine months of 2001. Capital expenditures totaled $315.9 million, and were primarily for plant modernizations and new tire molds. Capital expenditures in 2001 have been reduced in response to current economic and business conditions.

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
(In millions)                         2001    2000            2001     2000
                                      ----    ----            ----     ----
Capital Expenditures                 $ 94.7  $144.4          $315.9   $411.1
Depreciation and
  amortization                       $154.1  $155.5          $477.1   $475.7

         Cash inflows of $40.0 million were realized in 2001 from asset sales, primarily from the sale of closed manufacturing and warehouse facilities in the United Kingdom.

         Net cash provided by financing activities was $504.0 million during the first nine months of 2001, which was used primarily to support the previously mentioned operating and investing activities. Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:


(Dollars in millions)               9/30/01          12/31/00        9/30/00
                                    --------         --------        ---------
Consolidated Debt                  $4,200.4         $3,585.8        $4,004.4
Debt to Debt and Equity              55.8%            50.6%           53.5%

         Through the first nine months of 2001, the net change in cash and cash equivalents, as reported in the Consolidated Statement of Cash Flows, was an increase of $532.5 million. A portion of this cash was invested and will be retained for general corporate purposes and a portion will be used to repay debt.

         On February 6, 2001 Sumitomo converted the Company's 1.2% Convertible Note Due August 16, 2001 in the principal amount of (Yen)6,536,535,767 into 1,140,866 shares of the Common Stock of the Company. Consolidated Debt as stated above at September 30, 2000 and December 31, 2000 does not include the note.

         On March 30, 2001, the Company borrowed $800 million for a period of three years under a bank term loan agreement with 27 domestic and international banks. The term loan is due on March 30, 2004. The Company may prepay without penalty at the end of any interest period. The loan bears interest at a floating rate at a spread over LIBOR for interest periods of 1,2,3,6 or 12 months, as selected by the Company. Proceeds from the borrowing were used to repay short term debt.

         The Company issued $650 million of its 7.857% Notes due 2011 in the third quarter of 2001. A portion of the proceeds from the issuance of the Notes was used to repay outstanding commercial paper and short term bank borrowings. The remaining portion was retained for general corporate purposes.

         During the third quarter of 2001, the Company issued 4.3 million shares of its common stock with a market value of approximately $100.0 million as a contribution to certain domestic pension plans.

         During the third quarter of 2001, the Board of Directors of the Company declared a regular quarterly dividend of $.12 per share, a reduction of $.18 per share from the $.30 per share declared and paid in each quarter of 2000 and 2001. The Board's decision to reduce the dividend was in response to current economic and business conditions.

         Substantial short term and long term credit sources are available to the Company globally under normal commercial practices. At September 30, 2001, the Company had short term committed and uncommitted bank credit arrangements totaling $1.9 billion, of which $1.1 billion were unused. The Company also had available long term credit arrangements at September 30, 2001, totaling $4.925 billion, of which $1.525 billion were unused.

         The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $775 million 364-day revolving credit facility. These agreements were amended in August and November, 2001.

         The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 12.5 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 37.5 to 125 basis points over LIBOR (or 50 to 137.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon the Company's leverage. During 2001, commitment fees averaged 20 basis points.

         The $775 million 364-day credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank's commitment. The Company pays a commitment fee ranging from 10 to 20 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 40 to 130 basis points over LIBOR (or 52.5 to 142.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon the Company's leverage.

         Under each of the facility agreements, a utilization fee of 25 basis points per annum is charged each day on which the sum of the outstanding loans exceeds 50% of the total commitment.

         Each of the facilities provide that the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee, at rates based on the prime rate, or at rates determined on a competitive bid basis. Each facility agreement contains certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There are no borrowings outstanding under these agreements at September 30, 2001. These revolving credit facilities support, among other things, the uncommitted short term bank facilities.

         The Company's long term and short term credit ratings have been placed on credit watch negative by Standard & Poor's. The Company's debt is currently rated at either the lowest or the next to lowest investment grade by the principal rating agencies (A-3/BBB by Standard & Poor's, P-3/Baa3 by Moody's Investors Services and F-3/BBB by Fitch). The Company is not able to predict future rating actions. The Company does not anticipate that its ongoing operations will require significant additional funding in the foreseeable future.

         Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet the Company's currently anticipated requirements.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The Company actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. The Company will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by the Company to separate interest rate risk management from debt funding decisions. At September 30, 2001, the interest rate on 58% of the Company's debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 48% at December 31, 2000 and 45% at September 30, 2000. The Company also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

         The following table presents interest rate swap contract information at September 30:

(Dollars in millions)

INTEREST RATE SWAP CONTRACTS
----------------------------
                                                       2001    2000
                                                       ----    ----
Notional principal amount                            $375.0   $ 75.0
Pay fixed rate                                         5.17%    6.24%
Receive variable LIBOR                                 2.79%    6.88%
Average years to maturity                               2.2       .8
Fair value - asset (liability)                       $(12.2)  $   .5
Pro forma fair value - asset (liability)              (13.9)      .1

         The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30, 2001 and 2000, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.


         Weighted average interest rate swap contract information follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
(Dollars in millions)                   SEPTEMBER 30,         SEPTEMBER 30,
                                       2001       2000       2001      2000
                                       ----       ----       ----      ----
Notional principal                    $95.0      $75.0      $80.0     $75.0
Pay fixed rate                         6.21%      6.24%      6.23%     6.24%
Receive variable LIBOR                 3.61%      6.87%      4.49%     6.48%

         The following table presents fixed rate debt information at September
30:

(In millions)

FIXED RATE DEBT                                         2001       2000
---------------                                         ----       ----

Fair value - liability                               $2,388.8    $1,915.5
Pro forma fair value - liability                      2,496.6     1,991.8

         The pro forma fair value assumes a 100 basis point decrease in market interest rates at September 30, 2001 and 2000, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

         The sensitivity to changes in interest rates of the Company's interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

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

         The following table presents foreign exchange contract information at September 30:

(In millions)

FOREIGN EXCHANGE CONTRACTS
--------------------------
                                                 2001              2000
                                                 ----              ----
Spot value (unfavorable) favorable             $  8.6             $38.4
Pro forma change in spot value                   27.2               9.0
Contract maturities                          10/01-03/06       10/00-03/06

Fair value asset (liability):
Swiss franc swap-current                        $  -              $24.2
Swiss franc swap-long term                       10.0               8.0
Euro swaps-long term                            (14.6)               -
Other-current                                    13.2               6.2

         The pro forma change in spot value assumes a 10% change in foreign exchange rates at September 30, 2001 and 2000, respectively, and reflects the estimated change in the spot value of contracts outstanding at that date under that assumption.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
------   -----------------

         Reference is made to the Annual Report of The Goodyear Tire & Rubber Company ("Goodyear") on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), wherein at Item 3, paragraphs (C), (D), (E), (F) and (H), pages 24, 25 and 26, Goodyear reported certain legal proceedings, to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended March 31, 2001 (the "1st Quarter 10-Q"), wherein at Part II, Item 1, paragraphs (2), (3) and (4), pages 27 and 28, Goodyear reported developments in respect of certain legal proceedings, and to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended June 30, 2001 (the "2nd Quarter 10-Q"), wherein at Part II, Item 1, paragraphs (1) and (2), page 29, Goodyear reported further developments in respect of certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (C),
(D), (E), (F) and (H) of Item 3 of the 2000 10-K and updated at paragraphs (3) and (4) of Part II, Item 1, of the 1st Quarter 10-Q and at paragraphs (1) and
(2) of Part II, Item 1, of the 2nd Quarter 10-Q:

         (1) At paragraph (C), page 24, of the 2000 10-K, Goodyear reported a civil action (Gregory Tire, et al. v. Goodyear, et al.) in the Judicial District Court, Dallas County, Texas, filed against it by 22 independent tire dealers or franchisees located in Texas alleging, among other things, that Goodyear in its dealings with the plaintiffs violated the Texas Deceptive Practices Act and various other Texas statutes, breached its covenants of good faith and fair dealing with the plaintiffs, breached certain contracts with the plaintiffs and committed common law fraud. The plaintiffs are seeking unspecified compensatory damages, exemplary damages equal to up to 10% of Goodyear's net worth and injunctive and other relief. In 1999, the claims of two of the plaintiffs were dismissed with prejudice. The court has ordered that the claims of each remaining plaintiff would be the subject of a separate trial. On October 29, 2001, following a trial in respect of one of the plaintiffs, the jury found in favor of Goodyear.

         (2) At paragraph (D), page 24, of the 2000 10-K, Goodyear reported that on August 12, 1999 the United States District Court for the Central District of California entered an order dismissing Orion Tire et al. vs. Goodyear et al., a civil action filed by Orion Tire Corporation ("Orion") and China Tire Holdings Limited ("China Tire"), and other parties whose claim had theretofore been dismissed. Orion and China Tire had alleged, among other things, that Goodyear, in connection with its 1994 acquisition of a 75% interest in a tire manufacturing facility (the "Dalian Facility") in Dalian, People's Republic of China, and a Goodyear subsidiary committed tortious interference with certain prospective economic advantages of Orion and China Tire, committed trade libel and defamation concerning Orion and China Tire and engaged in civil racketeering in respect of China Tire. The plaintiffs seek more than $1.0 billion in actual damages, and $3.0 billion in exemplary damages, together with such further relief as the court may deem appropriate. Orion and China Tire appealed the decision of the court dismissing their claims to the United States Court of Appeals for the Ninth Circuit and on October 18, 2001, the Court of Appeals reversed and vacated in part the judgment of the district court with respect to the dismissal of Orion's trade libel and defamation and intentional interference with prospective economic advantage claims and China Tire's civil racketeering claims and remanded the case to the district court for further proceedings.

         (3) At paragraph (E), page 25, of the 2000 10-K, and at paragraph (2) of Item 1, Part II, page 27, of the 1st Quarter 10-Q, Goodyear reported various civil actions relating to Goodyear's Entran II hose installed in Heatway radiant heating systems. As previously reported, a class action complaint was filed in the District Court of Eagle County, Colorado (Anderson, et al. v. Goodyear, et al.) in November, 1998 on behalf of a putative class consisting of all persons who have or had an ownership interest in real property located in Colorado which Heatway heating systems using Entran II hose had been installed. These plaintiffs claim, among other things, breach of express warranties, breach of implied warranties of merchantability and fitness for a particular purpose, negligence and strict liability against both Heatway and Goodyear. In July of 2000, the court denied class certification. On November 7, 2001, the court, in response to plaintiffs' amended complaint and request for reconsideration of the denial of class certification, issued an order certifying a class to consist of all persons (alleged to be more than 1,000) who presently own or have owned real property located in Colorado on which Entran II hose was used in Heatway systems who have suffered or will suffer damages due to the defective nature of Entran II hose. The plaintiffs are seeking unspecified damages and other relief.


         (4) At paragraph (F), page 26, of the 2000 10-K, and at paragraph (3) of Item 1 of Part II, page 28, of the 1st Quarter 10-Q and paragraph (1) of Item 1 of Part II, page 29, of the 2nd Quarter 10-Q, Goodyear reported the filing of five class action complaints alleging, among other things, that certain types of load range D and E light truck and recreational tires manufactured by Goodyear did not conform to certain express and implied warranties, that Goodyear was negligent in the design and manufacture of the specified tires and that Goodyear engaged in a "silent recall" of the specified tires thereby committing an unfair and deceptive trade practice. On September 17, 2001, one of the class action complaints (Adkins et al. vs Goodyear, et al., United States District Court for the Southern District of Ohio, Western Division, Civil Action No. C-1-01-0017) was voluntarily dismissed without prejudice by the plaintiff. The other four class action proceedings remain and nineteen non-class action civil lawsuits related to deaths or serious injuries involving allegedly defective Goodyear load range E light truck tires are currently pending.

         (5) At paragraph (H), page 26, of the 2000 10-K, and at paragraph (4) of Item 1 of Part II, page 28, of the 1st Quarter 10-Q and paragraph (2) of Item 1 of Part II, page 29, of the 2nd Quarter 10-Q, Goodyear reported that it was one of numerous defendants in legal proceedings involving claims of individuals relating to alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear's facilities. At October 31, 2001, approximately 61,000 asbestos-related claims were pending against Goodyear. The plaintiffs allege various respiratory diseases resulting from their exposure to asbestos, including in some cases lung cancer and mesothelioma, and are seeking actual and punitive damages and other relief.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
------   -----------------------------------------

         On September 10, 2001, Goodyear issued 4,300,000 shares of its Common Stock, without par value, to The Goodyear Tire & Rubber Company Common Trust for the

Collective Investment of Plan Funds as a contribution to certain of Goodyear's domestic pension plans. The fair market value of the 4,300,000 shares of Goodyear Common Stock contributed was approximately $100,000,000 on September 10, 2001. Goodyear has determined that the issuance of the shares of Goodyear Common Stock to the trust was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as a transaction by the issuer not involving a public offering.

ITEM 5.  OTHER INFORMATION.
------   -----------------

On August 15, 2001, Goodyear issued $650,000,000 in principal amount of its 7.857% Notes due 2011 (the "Notes") pursuant to that certain Indenture, dated March 1, 1999 (the "Indenture"), between Goodyear and The Chase Manhattan Bank, as Trustee. The net proceeds to Goodyear from the sale of the Notes were $637,000,000, before deducting expenses payable by Goodyear which are estimated to be approximately $819,248. A portion of the net proceeds from the sale of the Notes was used to repay commercial paper as it came due and certain short term bank borrowings and the balance was retained for general corporate purposes and invested in cash equivalent securities. The terms and conditions of the Notes are set forth in the Indenture (filed as Exhibit 4.1 to Goodyear's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000), as supplemented by that certain Officer's Certificate, dated August 15, 2001, which includes the form of Global Note, filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------    --------------------------------

         (a) EXHIBITS. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

         (b) REPORTS ON FORM 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 2001.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE GOODYEAR TIRE & RUBBER COMPANY
                                          (Registrant)

Date: November 14, 2001       By      /s/ Richard J. Kramer
                                ------------------------------------------------
                                      Richard J. Kramer, Vice President

                                      (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

                       THE GOODYEAR TIRE & RUBBER COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                INDEX OF EXHIBITS


          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                       Description of Exhibit                                              NUMBER
      ----------------                       ----------------------                                              ------

           3                         ARTICLES OF INCORPORTATION AND BY-LAWS
                                  ----------------------------------------------

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

                                  (g) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan
                                  Bank, as Agent, and Chase Manhattan
                                  International Limited, as London Agent
                                  (incorporated by reference, filed as Exhibit
                                  4.1 to Goodyear's Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927).

                                  (h) Conformed copy of Amended and Restated                                         4.1
                                  Five Year Credit Agreement, dated as of
                                  August 14, 2001, among Goodyear, the Lenders
                                  party thereto and The Chase Manhattan Bank,
                                  as Agent.

                                  (i) Conformed copy of Amended and Restated                                         4.2
                                  364-Day Credit Agreement, dated as of August
                                  14, 2001, among Goodyear, the Lenders party
                                  thereto and The Chase Manhattan Bank, as
                                   Agent.

                                  (j) Conformed copy of Officer's Certificate                                        4.3
                                  dated August 15, 2001, supplementing that
                                  certain Indenture dated as of March 1, 2001,
                                  between Goodyear and The Chase Manhattan
                                  Bank, as Trustee.


----------
*Pursuant to Item 601 of Regulation S-K.

          EXHIBIT                                                                                                EXHIBIT
          -------                                                                                                -------
      TABLE ITEM NO. *                       Description of Exhibit                                              NUMBER
      ----------------                       ----------------------                                              ------

                                    (k) Form of First Amendment, dated as of                                         4.4
                                    November 9, 2001, among Goodyear, the
                                    Lenders party thereto and The Chase
                                    Manhattan Bank, as Administrative Agent and
                                    Chase Manhattan International Limited, the
                                    London Agent.

                                    (l) Form of First Amendment, dated as of                                         4.5
                                    November 9, 2001, to the Amended and
                                    Restated Five Year Revolving Credit
                                    Agreement dated as of August 14, 2001, among
                                    Goodyear, the Lenders party thereto and The
                                    Chase Manhattan Bank, as Agent.

                                    (m) Form of First Amendment, dated as of                                         4.6
                                    November 9, 2001, to the Amended and
                                    Restated 364-Day Revolving Credit Agreement
                                    dated as of August 14, 2001, among Goodyear,
                                    the Lenders party thereto and The Chase
                                    Manhattan Bank, as Agent.

                                  In accordance with paragraph (iii) to Item
                                  601(b)(4) of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long-term debt entered into during the quarter ended September 30, 2001 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The
                                  Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

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