Form 10-K
period 2001-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2002-03-11
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number: 1-1927

THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0253240

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio	44316-0001

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 796-2121

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange On
Title Of Each Class	Which Registered

Common Stock, Without Par Value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. .

          The aggregate market value of Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on February 15, 2002 determined using the per share closing price thereof on the New York Stock Exchange Composite Transactions tape of $24.68 on that date, was approximately $4,024,778,194.44.

Shares of Common Stock, Without Par Value, outstanding at February 15, 2002:

163,211,324

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant’s definitive Proxy Statement, dated February 26, 2002, for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2001

Item		Page
Number		Number

	PART I

1	Business	1

2	Properties	21

3	Legal Proceedings	23

4	Submission of Matters to a Vote of Security Holders	27

4(A)	Executive Officers of Registrant	27

	PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	32

6	Selected Financial Data	33

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

7A	Quantitative and Qualitative Disclosures About Market Risk	50

8	Financial Statements and Supplementary Data	52

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81

	PART III

10	Directors and Executive Officers of the Registrant	81

11	Executive Compensation	81

12	Security Ownership of Certain Beneficial Owners and Management	81

13	Certain Relationships and Related Transactions	81

	PART IV

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	82

	Signatures	84

	Index to Financial Statement Schedules	FS-1

	Index of Exhibits	X-1

PART I.

ITEM 1. BUSINESS.

BUSINESS OF GOODYEAR

          The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear” and “we”, “us” or “our” wherever used herein refer to the Company together with all of its consolidated domestic and foreign subsidiary companies, unless the context indicates to the contrary.

          Goodyear is one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear’s 2001 net sales were $14.1 billion. Goodyear’s net loss for 2001 was $203.6 million. Goodyear’s worldwide employment averaged 100,779 during 2001.

          Goodyear’s principal business is the development, manufacture, distribution and sale of tires for most applications. Goodyear also:

•	manufactures and markets –

•	several lines of rubber and other products for the transportation industry and various other industrial and consumer markets; and

•	synthetic rubber and numerous rubber-related chemicals for various applications.

•	provides automotive repair and other services at retail and commercial outlets.

•	sells various other products.

FORWARD-LOOKING INFORMATION – SAFE HARBOR STATEMENT

          Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	changes in general economic and industry conditions in the various markets served by Goodyear’s operations;

•	price and product competition;

•	increased competitive activity;

•	changes in demand levels for our products;

•	fluctuations in the prices paid for raw materials and energy;

•	our ability to control costs and expenses;

•	changes in the monetary policies of various countries where Goodyear has significant operations;

•	changes in interest and currency exchange rates; and

•	other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Segment Information

          Goodyear’s operating segments are North American Tire, European Union Tire, Eastern Europe, Africa and Middle East Tire, Latin American Tire and Asia Tire (collectively the “Tire Segments”), Engineered Products and Chemical Products.

          Each Tire Segment exports tires to one or more of the other Tire Segments. The sales and operating income of each Tire Segment exclude sales in respect of tires sold to other Tire Segments and include sales and operating income derived from the sale of tires imported from other Tire Segments to unaffiliated customers and tires exported to unaffiliated customers. Sales and operating income of the Chemical Products segment include sales and operating income in respect of products transferred to the Tire Segments or the Engineered Products segment.

          No customer or group of affiliated customers accounted for as much as 6.8% of Goodyear’s consolidated net sales during 2001, 2000 or 1999. Worldwide, Goodyear’s annual net sales to its ten largest customers, including their respective affiliates, represented less than 25.3% of consolidated net sales during each of 2001, 2000 and 1999.

Financial Information About Goodyear’s Segments

          Financial information relating to Goodyear’s “Segments” for the three year period ended December 31, 2001 appears in Note 20 captioned “Business Segments” of the Notes to Financial Statements set forth in Item 8 of this Annual Report, at pages 74 through 77, inclusive, and is incorporated herein.

General Information Regarding Tire Segments

          Goodyear’s principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. Goodyear manufactures and markets numerous lines of rubber tires for:

• automobiles	• farm implements

• trucks	• earthmoving equipment

• buses	• industrial equipment

• aircraft	• various other applications

• motorcycles

in each case for sale to vehicle manufacturers for mounting as original equipment and in replacement markets worldwide. Goodyear manufactures and sells tires under the Goodyear-brand, the Dunlop-brand, the Kelly-brand, the Fulda-brand, the Debica-brand, the Sava-brand and various other Goodyear owned “house” brands. Goodyear also manufactures tires with the brands of certain customers. Goodyear also:

•	manufactures and sells flaps for truck tires and other types of tires.

•	retreads truck, aircraft and heavy equipment tires.

•	manufactures and sells tread rubber and other tire retreading materials.

•	provides automotive repair services and miscellaneous other products and services.

          The total sales and operating income of the Tire Segments during the periods indicated were:

(In millions of dollars)	Year Ended December 31,

	2001	2000	1999

Total sales of Tire Segments	$12,489.9	$12,674.9	$11,645.5

Total operating income of Tire Segments	$294.9	$491.7	$357.8

          The principal class of products of the Tire Segments is new tires for most applications. The percentages of Goodyear’s consolidated net sales and operating income attributable to the Tire Segments, and the percentage of Goodyear’s net sales attributable to new tires, for each year in the three year period ended December 31, 2001 were:

	Year Ended December 31,

	2001	2000	1999

Total sales of Tire Segments	88.3%	87.9%	87.2%

Total operating income of Tire Segments	80.4%	82.1%	65.7%

Tire sales	83.1%	81.2%	79.5%

          Worldwide, Goodyear’s sales of new tires to the replacement markets substantially exceed its sales of new tires to vehicle manufacturers for original equipment (“OE”). Goodyear’s worldwide tire unit sales in the replacement and OE markets during the periods indicated were:

GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES – REPLACEMENT AND OE

(In millions of tires)	Year Ended December 31,

	2001	2000	1999

Replacement tire unit sales	155.2	157.8	141.3

OE tire unit sales	64.1	65.5	59.2

Total Goodyear Worldwide	219.3	223.3	200.5

          Goodyear offers two basic constructions of tires, radial and bias ply. Various belting and reinforcing materials are used as components of tires, including nylon, polyester and steel. Generally, radial tires are more durable and offer more handling performance than bias ply tires. Radial tires are also more complex and costly to manufacture than bias ply tires. Approximately 97% of all passenger tires, 86% of all light truck tires and 80% of all medium truck tires sold by Goodyear during 2001 were radial construction.

          New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors: Bridgestone/Firestone (based in Japan) and Michelin/UniroyalGoodrich (based in France). Other significant competitors include Continental/General, Cooper Tire, Pirelli, Sumitomo, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

          Goodyear competes with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. Goodyear-brand tires enjoy a high recognition factor worldwide and have a reputation for performance, high quality and value. Goodyear believes Dunlop-brand tires have a reputation for performance, quality and value. Kelly-brand, Fulda-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by Goodyear, and tires manufactured and sold by Goodyear to private brand customers, compete primarily on the basis of value and price.

          No customer or group of affiliated customers accounted for as much as 7.3% of the sales of the Tire Segments during 2001, 2000 or 1999. Annual sales by the Tire Segments to their ten largest customers, including their respective affiliates, represented less than 27.4% of the total sales of the Tire Segments during each of 2001, 2000 and 1999.

          Goodyear does not consider its tire businesses to be seasonal to any significant degree. A significant inventory of new tires is maintained in order to optimize production schedules and assure prompt delivery to customers, especially original equipment manufacturers that require “just in time” deliveries of tires or tire and wheel assemblies. Tire production and inventory levels are generally managed to avoid unnecessary increases in unit production costs and limit working capital requirements by optimizing production schedules consistent with anticipated demand.

          Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES

(In millions of tires)	Year Ended December 31,

	2001	2000	1999

North American Tire	112.0	115.9	109.1

European Union Tire	61.1	60.3	45.7

Eastern Europe, Africa and Middle East Tire	14.0	15.6	15.8

Latin American Tire	20.0	19.7	17.8

Asia Tire	12.2	11.8	12.1

Goodyear worldwide	219.3	223.3	200.5

          Based on information available from various industry and other sources, Goodyear estimates that industry passenger and truck tire shipments worldwide during the periods indicated were:

ESTIMATED ANNUAL INDUSTRY TIRE SHIPMENTS WORLDWIDE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Industry tire shipments worldwide	865.3	892.4	870.0

          Based on new tire sales, Goodyear was the world’s largest tire manufacturer during 2001. Information published by the Rubber Manufacturers Association (the “RMA”) and various other sources indicates that Goodyear’s share of the worldwide auto, truck and farm tire markets during the last three years was approximately:

GOODYEAR SHARE OF GLOBAL TIRE MARKET
(Auto, Truck and Farm Tires)

	Year Ended December 31,

	2001	2000	1999

Goodyear share of tire market worldwide	24.0%	23.0%	20.1%

North American Tire

          Goodyear’s largest segment, the North American tire business (“North American Tire”), develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. The principal class of products of North American Tire is new tires for most applications. North American Tire manufactures tires in 13 plants in the United States and Canada.

          The sales and operating income of North American Tire during the periods indicated were:

NORTH AMERICAN TIRE SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

North American Tire sales	$7,152.3	$7,111.3	$6,648.6

North American Tire operating income	$107.8	$260.7	$26.3

          The percentages of Goodyear’s consolidated net sales and operating income attributable to North American Tire, and the percentages of the North American Tire’s sales attributable to new tires, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

North American Tire sales	50.6%	49.3%	49.8%

North American Tire operating income	29.4%	43.5%	4.8%

Tire sales	92.7%	89.9%	88.1%

          Certain Dunlop-brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd, which is 75% owned by Goodyear and 25% owned by Sumitomo Rubber Industries, Ltd. (“Sumitomo”).

          Tires. North American Tire manufactures and sells a broad line of tires in North America for automobiles, trucks, motorcycles, buses, farm implements, earthmoving equipment, aircraft and industrial equipment and for various other applications.

          Goodyear-brand radial passenger tire lines sold in North America include the Aquatred line of tires, Eagle high performance and touring tires, Eagle Aquatred high performance tires, and run-flat extended mobility technology (EMT) tires. The major lines of Goodyear-brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera North American Tire also manufactures and sells Dunlop-brand, Kelly-brand, other house brand and several private brand radial passenger tires in the United States and Canada.

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

          Several lines of tires for other applications are manufactured by Goodyear in North America, including radial and bias-ply tires for farm machinery and heavy equipment and aircraft tires for commercial and military aircraft.

          Related Products and Services. North American Tire also:

•	retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers.

•	manufactures tread rubber and other tire retreading materials for various applications.

•	provides automotive maintenance and repair services at approximately 941 retail outlets.

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers.

•	provides miscellaneous other products and services.

Market and Other Information

          North American Tire sells Goodyear-brand and Dunlop-brand tires to vehicle manufacturers for use as original equipment on vehicles they produce (“OE customers”) and sells Goodyear-brand, Dunlop-brand, Kelly-brand, other house brand and several lines of private brand tires through various channels of distribution for sale to vehicle owners for replacement purposes. Goodyear’s sales of tires in the North American replacement markets substantially exceed its sales of tires to OE customers.

          Tire unit sales in the replacement markets and to OE customers in the United States and Canada during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES – REPLACEMENT AND OE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Replacement tire unit sales	79.7	79.5	71.8

OE tire unit sales	32.3	36.4	37.3

Total	112.0	115.9	109.1

          The percentages of North American Tire’s production of new tires exported during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Exported to unaffiliated customers	1.7%	2.7%	2.6%

Exported to affiliates	3.4%	1.9%	1.9%

          Exports to affiliates were primarily to European Union Tire and Latin American Tire. North American Tire imported approximately 5.2% of the tires it sold during 2001 (8% in 2000 and 1999), primarily from Latin American Tire and Asia Tire.

          All passenger tires (except bias-ply temporary spare tires) and approximately 96% of all light and medium truck tires sold by Goodyear in the United States and Canada during the last three years were radial construction. During 2001, approximately 40.2% (39.9% in 2000 and 39.0% in 1999) of all passenger tires sold by Goodyear in the United States and Canada were high performance type tires. Industry sales of high performance tires in the United States and Canada during 2001 represented approximately 31% (36% in 2000 and 34% in 1999) of total passenger tire unit sales.

          No customer or group of affiliated customers of North American Tire accounted for as much as 11.0% of its sales during 2001, 6.1% of its sales during 2000 or 7.3% during 1999. The ten largest customers of North American Tire accounted for less than 41.6% of its sales during 2001, less than 36.0% of its sales during 2000 and less than 35.5% of its sales during 1999.

          Goodyear is a major supplier of tires to most manufacturers of automobiles, trucks, farm and construction equipment and aircraft that have production facilities located in North America, including:

• DaimlerChrysler	• Freightliner

• Ford	• International Truck and Engine

• General Motors	• Kenwork

• BMW	• Mack Truck

• Honda	• Peterbuilt

• Mitsubishi	• Caterpillar

• Nissan	• John Deere

• Toyota	• J.I. Case

• Volvo	• Boeing

• AAI	• Lockheed-Martin

          Goodyear’s major competitors in the North American tire market are Bridgestone/Firestone, Michelin/UniroyalGoodrich, Continental/General and Cooper Tire, each having manufacturing facilities and other operations in North America. Other significant competitors in North America are Pirelli, Toyo, Yokohama, Kumho and Hankook, who import most of the tires they sell, and various regional tire manufacturers that export tires to North America.

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

          In addition, Goodyear operates approximately 973 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of Dunlop-brand and Kelly-brand and various other house brand passenger and truck tires are marketed through independent dealers. Private brand and associate brand tires are sold to independent dealers, to national and regional wholesale marketing organizations, including TBC Corporation, retail chain marketers, including Wal-Mart, Discount Tire, Sears Roebuck & Co. and Big-O, and to various other retail marketers.

          Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through retail outlets operated by Goodyear. Automotive repair and maintenance items and associated merchandise are purchased by Goodyear for distribution to many of Goodyear’s tire dealers.

          North American Tire from time to time offers various financing and extended payment programs to certain of its tire customers in the replacement market. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and prevailing tire industry practices. Tire inventories are maintained at levels designed to optimize production schedules, assure prompt delivery to customers and minimize working capital requirements. During the second half of 2001, production schedules were significantly reduced to reflect changes in demand.

          Based on data published by the RMA and information obtained from other industry sources, industry shipments of passenger and light and medium highway truck tires in the United States during the periods indicated were:

INDUSTRY ANNUAL UNIT SALES IN THE UNITED STATES

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

U.S. Passenger Tire shipments	247	259	253

U.S. Light and Medium Truck Tire shipments	56	63	64

Total Industry Passenger and Truck Tire shipments	303	322	317

          Based on current economic forecasts, Goodyear expects the total market for passenger tires in the United States in 2002 to be 246 million tires, approximately the same as in 2001. Passenger tire demand in 2002 is expected to be 1.5% higher than in 2001 in the original equipment market and 1% lower than in 2001 in the replacement market. Goodyear estimates that demand for light and medium highway truck tires in the United States during 2002 will be 59 million units, a 4.5% increase compared to 2001.

          Goodyear sold more tires in the United States and Canada than any other tire manufacturer during the three years ended December 31, 2001. Based on information published by industry and other sources, Goodyear estimates that its share of the North American (United States and Canada) tire market during the periods indicated was approximately:

GOODYEAR’S SHARE OF TIRE MARKET – U.S. AND NORTH AMERICA

Year Ended December 31,	United States	North America

2001	32.7%	32.7%

2000	30.8%	31.1%

1999	31.2%	31.6%

          The National Highway Traffic Safety Administration (“NHTSA”), under authority granted to it by the National Traffic and Motor Vehicle Safety Act of 1966, as amended, has established various standards and regulations relating to motor vehicle safety, some of which apply to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having defects related to motor vehicle safety. NHTSA requires the registration of tires for identification in the event of a product recall, the grading of passenger tires for treadwear, traction and temperature resistance pursuant to prescribed testing procedures and the molding of such grades into the sidewall of each tire. Passenger and highway truck tires are required to be identified by manufacturing identification codes molded on the sidewall of each tire. The effect of compliance with these regulations on Goodyear’s sales and profits cannot be determined. However, these regulations increase the cost of producing and marketing passenger tires in the United States.

          In November of 2000, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “Tread Act”) was enacted. The Tread Act requires, among other things, tire manufacturers to: (1) report to NHTSA within five (5) working days tire recalls or safety campaigns in foreign countries in respect of tires which are identical or substantially similar to tires sold in the United States: (2) remedy tire safety defects without charge for five (5) years; (3) undertake recalls on an accelerated basis under certain circumstances, which may require the replacement of recalled tires with competitors’ tires; (4) adopt plans to prevent, to the extent reasonably controllable by the manufacturer, replaced tires from being resold; (5) conform with revised and updated tire standards under rulemaking to be completed by June 1, 2002; and (6) report to NHTSA, on a quarterly basis, a variety of claim and adjustment information beginning in 2003 that will provide consumers with assistance in identifying tires subject to a recall and provide additional information on all tires. In addition, by November 2003, all new passenger cars, vans, SUVs and light trucks shall be equipped with warning systems to indicate significant tire underinflation. Goodyear cannot at this time determine the effect of compliance with these regulations on its sales and earnings. However, the Tread Act and the regulations adopted thereunder are likely to increase the cost of producing and distributing passenger and light truck tires in the United States.

European Union Tire

          Goodyear’s second largest Tire Segment (“European Union Tire ”) develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in the member states of the European Union and in Norway and Switzerland, exports tires to other regions of the world, and provides related products and services. European Union Tire manufactures tires in 12 plants located in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear.

          The sales and operating income of European Union Tire during the periods indicated were:

EUROPEAN UNION TIRE SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

European Union Tire sales	$3,128.0	$3,198.1	$2,642.7

European Union Tire operating income	$57.2	$88.7	$188.0

          The percentages of Goodyear’s consolidated net sales and operating income attributable to European Union Tire, and the percentages of European Union Tire’s sales attributable to new tires, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

European Union Tire sales	22.1%	22.2%	19.8%

European Union Tire operating income	15.6%	14.8%	34.5%

Tire sales	98.9%	96.8%	98.2%

          European Union Tire:

•	manufactures and sells Goodyear-brand, Dunlop-brand, Fulda-brand and Kelly-brand passenger, truck, motorcycle, farm and heavy equipment tires.

•	sells Debica-brand and Sava-brand passenger, truck and farm tires manufactured by the Eastern Europe, Africa and Middle East Tire segment.

•	sells new, and manufactures and sells retreaded, aircraft tires.

•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers.

•	offers automotive repair services at retail outlets in which it owns a controlling interest.

•	provides miscellaneous related products and services.

Markets and Other Information

          European Union Tire distributes and sells tires throughout western Europe. Tire units sales to OE customers and in the replacement markets served by European Union Tire were:

EUROPEAN UNION TIRE UNIT SALES – REPLACEMENT AND OE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Replacement tire units	41.6	42.4	33.0

OE tire units	19.5	17.9	12.7

Total tire unit sales	61.1	60.3	45.7

          The percentages of European Union Tire’s production of new tires exported during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Exported to unaffiliated customers	1.8%	4.5%	.9%

Exported to affiliates	5.3%	5.3%	7.0%

          Most exports to affiliates were to Eastern Europe, Africa and Middle East Tire. Approximately 17.1% (20% in 2000 and 6.3% in 1999) of the tires sold by European Union Tire were imported, primarily from Eastern Europe, Africa and Middle East Tire.

          Substantially all passenger and light and medium truck tires sold during 2001 were radials. During 2001, approximately 64% (60% in 2000 and 50% in 1999) of all passenger tires sold by European Union Tire were high performance type tires.

          European Union Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in western Europe, including:

• DaimlerChrysler	• Renault

• Ford	• Ferrari

• General Motors	• Peugeot

• Alfa Romeo	• Volkswagen-Audi

• BMW	• Volvo

• Fiat	• New Holland

          Goodyear is a leading tire manufacturer in western Europe. Based on data published by industry and other sources, Goodyear estimates that its share of the western European tire market was approximately 24.1% in 2001 (23.6% in 2000 and 18% in 1999), second in the region to Michelin’s 29% (30% in 2000 and 30% in 1999) market share. Other significant competitors include Continental, Bridgestone/Firestone, Pirelli, several regional tire producers and importers from other regions, primarily eastern Europe and Asia.

          Goodyear-brand and Dunlop-brand tires are sold in the replacement markets served by European Union Tire through various channels of distribution, principally independent tire dealers who sell several brands of tires. In some markets, Goodyear-brand tires, as well as Dunlop-

brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires, are distributed through independent dealers, regional distributors and approximately 514 retail outlets operated by multi-brand retail tire chains controlled by Goodyear.

          No customer or group of affiliated customers of European Union Tire accounted for as much as 4.2% of its sales during 2001, 5.0% of its sales during 2000 or 3.1% of its sales during 1999. The ten largest customers of European Union Tire represented less than 20.3% of its sales for 2001, less than 20.1% of its sales during 2000 and less than 19.3% of its sales during 1999.

          European Union Tire offers payment terms to customers in each market served consistent with industry practices in the region. The inventory levels and working capital requirements of European Union Tire are not unusual relative to the volume of sales involved and prevailing tire industry practices.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

          Goodyear’s Eastern Europe, Africa and Middle East tire business segment (“EEAME Tire”) develops, manufactures, distributes and sells passenger, truck, farm and construction equipment tires in Eastern Europe, Africa and the Middle East. EEAME Tire manufactures tires at plants located in Morocco, Poland, Slovenia, South Africa and Turkey. EEAME Tire:

•	maintains sales operations in most countries in eastern Europe, including Russia, Africa and the Middle East,

•	exports tires for sale in North America, western Europe and other regions of the world, and

•	provides related products and services in certain markets it serves.

          The sales and operating income of EEAME Tire during the periods indicated were:

EEAME SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

EEAME Tire sales	$703.1	$793.0	$812.9

EEAME Tire operating income	$20.2	$54.6	$49.8

          The percentages of Goodyear’s consolidated net sales and operating income attributable to EEAME Tire, and the percentages of EEAME Tire’s sales attributable to new tires, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

EEAME Tire sales	5.0%	5.5%	6.1%

EEAME Tire operating income	5.5%	9.1%	9.1%

Tire sales	91.6%	93.4%	92.7%

          EEAME Tire:

•	manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand and Sava-brand tires and sells Dunlop-brand and Fulda-brand tires manufactured by European Union Tire.

•	sells new and retreaded aircraft tires.

•	provides various retreading and related services for truck and heavy equipment tires.

•	sells automotive parts and accessories.

•	provides automotive repair services.

Markets and Other Information

          EEAME Tire distributes and sells tires to all classes of customers in most countries in Eastern Europe, Africa and the Middle East. Approximately 98% (98% in 2000 and 1999) of pas-

senger and light truck tires, and approximately 87% (82% in 2000 and 77% in 1999) of all medium truck tires, sold by EEAME Tire were radials. High performance type tires were 18% of all passenger tires sold by EEAME Tire during 2001 (16% during 2000 and 12% during 1999).

          Tire units sales by EEAME Tire to OE customers and in the several replacement markets served were:

EEAME TIRE UNIT SALES – REPLACEMENT AND OE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Replacement tire units	11.1	12.1	12.6

OE tire units	2.9	3.5	3.2

Total tire unit sales	14.0	15.6	15.8

          The percentages of EEAME Tire production of new tires exported during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Exported to unaffiliated customers	2.0%	3.0%	5.0%

Exported to affiliates	60.0%	54.0%	51.0%

          Most tires exported by EEAME to affiliates were sold to European Union Tire. Approximately 18% of the tires sold by EEAME Tire during 2001 (23% in 2000 and 11% in 1999) were imported from other Tire Segments.

          EEAME Tire has a significant share of each of the markets it serves. Its major competitors are Michelin, Bridgestone/Firestone, Continental and Pirelli. Other competitors includes regional and local tire producers and imports from other regions, primarily Asia.

          EEAME Tire is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Poland, South Africa and Turkey. Manufacturers supplied by EEAME Tire include Fiat Auto Poland, Daewoo Poland, DaimlerChrysler South Africa, VW South Africa, Fiat Turkey and Renault Turkey.

          EEAME Tire sells Goodyear-brand tires in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In South Africa, tires are also sold through a retail chain of approximately 166 retail stores operated by Goodyear. In the Middle East and most of Africa, tires are sold primarily through regional distributors for resale to independent dealers.

          No customer or group of affiliated customers accounted for as much as 3.4% of the sales of EEAME Tire during 2001 (or as much as 2.8% in 2000 or 3.0% in 1999). Sales to the ten largest customers of EEAME Tire represented less than 13.7% of its 2001 sales (11.8% in 2000 and 13.0% in 1999).

          The payment terms offered customers of EEAME in each market it serves are consistent with industry practices. The inventory levels and working capital requirements of EEAME Tire are not unusual relative to the volume of sales involved and prevailing tire industry practices in the region.

LATIN AMERICAN TIRE

          Goodyear’s Latin American tire business segment (“Latin American Tire”) manufactures, distributes and sells automobile, truck and farm tires in Mexico and throughout Central and South America (“Latin America”), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services.

          Latin American Tire manufactures tires in plants located in Brazil, Chile, Colombia, Guatemala, Peru and Venezuela.

          The sales and operating income of Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

Latin American Tire sales	$1,012.6	$1,047.9	$948.1

Latin American Tire operating income	$89.8	$69.8	$67.7

The percentages of Goodyear’s consolidated net sales and operating income attributable to Latin American Tire, and the percentages of Latin American Tire’s sales attributable to new tires, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Latin American Tire sales	7.2%	7.3%	7.1%

Latin American Tire operating income	24.5%	11.7%	12.4%

Tire sales	90.5%	91.6%	89.0%

          Latin American Tire manufactures and sells several lines of radial and bias-ply passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck and heavy equipment tires.

•	retreads, and provides various materials and related services for retreading, truck, aircraft and heavy equipment tires.

•	manufactures other products, including batteries for motor vehicles.

•	sells new aircraft tires.

•	provides miscellaneous other products and services.

Markets and Other Information

          Latin American Tire distributes and sells several lines of tires for automobiles, trucks and farm equipment throughout Latin America to original equipment manufacturers, in the several replacement markets in the region and to various export markets. In Latin America, approximately 87.7% of all passenger and light truck tires, and approximately 39.6% of all medium truck tires, sold by Goodyear during 2001 were radials.

          Latin American Tire is a major supplier of tires to most manufacturers of automobiles and trucks with facilities in Latin America, including DaimlerChrysler, Ford, General Motors, Volkswagen, Fiat and Renault. Latin American Tire sells tires to independent dealers and distributors in the various replacement markets in Latin America.

          Goodyear is a leading participant in each of the markets served by Latin American Tire. Major competitors include Bridgestone/Firestone, Michelin and Pirelli. Other competition includes various regional producers and imports, primarily from Asia.

          Tire units sales by Latin American Tire to OE customers and in the replacement markets it serves were:

LATIN AMERICAN TIRE UNIT SALES – REPLACEMENT AND OE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Replacement tire units	14.0	14.9	14.2

OE tire units	6.0	4.8	3.6

Total Tire Unit Sales	20.0	19.7	17.8

          The percentages of Latin American Tire production of new tires exported during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Exported to unaffiliated customers	7.0%	7.0%	9.1%

Exported to affiliates	31.7%	32.0%	26.3%

          Most tires exported to affiliates were sold to North American Tire. Latin American Tire imported approximately 21.5% (9% in 2000 and 8.3% in 1999) of the tires it sold from other Tire Segments.

          No customer or group of affiliated customers accounted for as much as 7.3% of Latin American Tire sales during 2001 (5.2% during 2000 or 6.5% during 1999). The ten largest customers of Latin American Tire represented less than 31.9% of its sales for 2001 (24.6% during 2000 and 24.9% during 1999).

          The working capital employed by Latin American Tire is limited to the extent possible, consistent with its sales volume and industry practices. The inventories maintained by Latin American Tire are ordinarily at levels designed to optimize production schedules consistent with anticipated demand. Payment terms are offered to customers in each Latin American country as required by market conditions.

          The operations of Latin American Tire are affected from time to time in certain countries by price controls, import controls, labor regulations, tariffs, and other restrictive governmental regulations.

ASIA TIRE

          Goodyear’s tire business in Asia (“Asia Tire”) engages in the development, manufacture, distribution and sale of tires throughout east, southeast and south Asia and the western Pacific. Asia Tire manufactures and sells radial and bias-ply tires for automobiles, light and medium trucks, farm implements, construction equipment and aircraft for both the original equipment and replacement markets. Asia Tire manufactures tires at facilities located in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and Thailand. Asia Tire also retreads truck, heavy equipment and aircraft tires and provides miscellaneous other products and services.

          The sales and operating income of Asia Tire during the periods indicated were:

ASIA TIRE SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

Asia Tire sales	$493.9	$524.6	$593.2

Asia Tire operating income	$19.9	$17.9	$26.0

The percentages of Goodyear’s consolidated net sales and operating income attributable to Asia Tire, and the percentages of Asia Tire’s sales attributable to new tires, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Asia Tire sales	3.5%	3.6%	4.4%

Asia Tire operating income	5.4%	3.0%	4.8%

Tire sales	97.1%	97.3%	96.7%

Markets and Other Information

          Asia Tire distributes and sells tires in most countries in Asia and the western Pacific to OE customers and for the replacement markets. The number of tires sold in the replacement markets and to OE customers during the periods indicated were:

ASIA TIRE UNIT SALES – REPLACEMENT AND OE

	Year Ended December 31,

(In millions of tires)	2001	2000	1999

Replacement tire units	8.8	8.8	9.7

OE tire units	3.4	3.0	2.4

Total tire unit sales	12.2	11.8	12.1

          The percentages of Asia Tire production of new tires exported during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Exported to unaffiliated customers	6.2%	1.0%	4.0%

Exported to affiliates	15.2%	7.0%	10.0%

Most export sales to affiliates were to North American Tire and Latin American Tire. In 2001, Asia Tire imported approximately 3% (1% in 2000 and 2% in 1999) of the tires it sold from the other Tire Segments.

          During 2001, approximately 87% of all passenger and light truck tires (86% in 2000 and 85% in 1999), and approximately 3.5% of all medium truck tires (3% in 2000 and 2.5% in 1999), sold by Asia Tire were radials.

          Goodyear is a leading tire manufacturer in Indonesia, Malaysia and the Philippines and a significant supplier in Thailand, India, Korea and China. In Asia, Goodyear’s principal competitors include Bridgestone, Michelin, Yokohama, Kumho, Hankook, MRF, Ceat and several regional and local tire companies.

          Asia Tire supplies tires to global automobile manufacturers with facilities in China, India, Indonesia, Malaysia and the Philippines, including:

• BMW	• Hyundai

• Citroën	• Isuzu

• DaimlerChrysler	• Mitsubishi

• Daihatsu	• Nissan

• Ford	• Toyota

• General Motors	• Volkswagen

• Honda	• Volvo

and to regional manufacturers, including Perodua and Proton (Malaysia), Maruti, Skoda and Telco (India) and AAT (Thailand). In the replacement market, Asia Tire sells tires through approximately 7,063 distributors and dealers.

          No customer or group of affiliated customers accounted for as much as 5.9% of the sales of Asia Tire during 2001 (3.7% during 2000 or 7.2% during 1999). The ten largest customers of Asia Tire accounted for less than 16.7% of its 2001 sales (15.2% in 2000 and 22.8% in 1999).

          Ordinarily, the working capital requirements of Asia Tire are low relative to the volume of sales involved and are consistent with prevailing tire industry practices in the region. During the past three years, working capital requirements have increased somewhat due to the economic downturn in most of the region.

          Asia Tire information does not include the operations of South Pacific Tyre, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand Company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Pacific Dunlop Limited. SPT is the largest tire manufacturer in Australia and New Zealand, with 3 tire manufacturing plants and 16 retread plants. SPT sells Goodyear-brand and Dunlop-brand tires through a chain of 498 retail stores and commercial tire centers owned by SPT. For additional information regarding SPT, see Note 20, “Business Segments”, of the notes to Financial Statements set forth in Item 8 of this Annual Report, at page 74.

          The net sales and operating income of SPT during the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

SPT net sales	$481.3	$563.6	$674.5

SPT operating income (loss)	$(25.4)	$(11.1)	$31.2

          Asia Tire includes the activities of two joint venture companies in Japan, each 25% owned by Goodyear and 75% owned by Sumitomo. One company distributes Goodyear-brand passenger and truck tires manufactured by Sumitomo in Japan, or by Goodyear in other countries, in the replacement market in Japan. The other company sells Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear’s 25% share of the net income or loss of these companies is reported as an increase or decrease to the operating income of Asia Tire using the equity method of accounting.

Engineered Products

          Another Goodyear business is the development, manufacture, distribution and sale of numerous rubber and thermoplastic products worldwide (“Engineered Products”). The products and services offered by Engineered Products include:

•	belts and hose for motor vehicles.

•	air springs, engine mounts and chassis parts for motor vehicles.

•	conveyor and power transmission belts.

•	air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications.

•	tank tracks.

•	miscellaneous products and services.

Engineered Products manufactures products at nine plants located in the United States and 15 plants located in Australia, Brazil, Canada, Chile, China, Mexico, Slovenia, South Africa and Venezuela.

          The sales and operating income of Engineered Products for the periods indicated were:

ENGINEERED PRODUCTS SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

Engineered Products sales	$1,122.3	$1,174.2	$1,234.8

Engineered Products operating income	$11.6	$43.1	$70.4

The percentages of Goodyear’s consolidated net sales and operating income attributable to Engineered Products for periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Engineered Products sales	7.9%	8.1%	9.2%

Engineered Products operating income	3.2%	7.2%	12.9%

Markets and Other Information

          Engineered Products sells its products to manufacturers of vehicles and various industrial products and to independent wholesale distributors. Approximately 14.8% (13.0% in 2000 and 12.4% in 1999) of Engineered Products sales are made to various industrial and transportation markets for replacement purposes.

          More than 50 major firms participate in the various markets served by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Goodyear is a significant supplier of these products. Goodyear also is a leading supplier of conveyor and power transmission belts and industrial hose products. The principal competitors of Engineered Products include Dana, Mark IV, Gates, Dayco, Bridgestone/Firestone, Conti-Tech, Trelleborg, Tokai/DTR, Unipoly and Habasit.

          These markets are highly competitive, with quality, service and price being the most significant factors to most customers. Goodyear believes the products offered by Engineered Products are generally considered to be high quality and competitive in price and performance.

          During 2001, Engineered Product’s ten largest customers accounted for approximately 31.3% of its sales (32.2% in 2000 and 41.3% in 1999) and no customer, or group of affiliated customers, accounted for more than 6.7% (6.7% in 2000 and 11.7% in 1999) of its sales. The principal customers of Engineered Products include DaimlerChrysler, Ford, General Motors, International Truck and Engine, AutoZone, the United States Government and Applied Industrial.

          The business of Engineered Products is not seasonal to any significant degree. Engineered Products does not maintain a significant inventory or require an unusual amount of working capital when considered in relation to the volume of business transacted.

Chemical Products

          Another Goodyear business is the development, manufacture, distribution and sale of synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plastic processing, and other chemical products for industrial customers worldwide (“Chemical Products”). Chemical Products owns and operates four manufacturing facilities, a natural rubber plantation and processing facility in Indonesia and conducts natural rubber purchasing operations.

          The sales and operating income of Chemical Products during the periods indicated were:

CHEMICAL PRODUCTS SALES AND OPERATING INCOME

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

Chemical Products sales	$1,037.3	$1,129.7	$949.8

Chemical Products operating income	$60.2	$64.2	$116.4

          The percentages of Goodyear’s consolidated net sales and operating income attributable to Chemical Products (which includes sales and operating income in respect of products transferred to Goodyear’s other segments), and to the sales of Chemical Products to Goodyear’s other segments, for the periods indicated were:

	Year Ended December 31,

	2001	2000	1999

Chemical Products sales	7.3%	7.8%	7.1%

Chemical Products operating income	16.4%	10.7%	21.4%

Chemical Products sales to other segments	3.7%	3.9%	3.6%

          The major portion approximately 50.0%, 50.0% and 52.0% in 2001, 2000 and 1999, respectively, of the revenues of Chemical Products were sales to Goodyear’s other segments, primarily synthetic rubber and rubber processing chemicals to North American Tire, on a formula price basis. All production is in the United States.

Markets and Other Information

          The Tire Segments purchase approximately 70% of the synthetic rubber, and a significant portion of the rubber processing chemicals, produced by Chemical Products. All of the natural rubber produced by Goodyear’s plantation and processing facility is used by Goodyear. All external sales of rubber processing and other chemical products are made directly to manufacturers of various products.

          Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. The principal competitors of Chemical Products include Bayer, Dow and Ameripol Synpol. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Goodyear believes the products offered by Chemical Products are generally considered to be high quality and competitive in price.

          During 2001, the ten largest unaffiliated customers of Chemical Products accounted for approximately 14.8% (14.9% in 2000 and 12.1% in 1999) of its sales. No unaffiliated customer accounted for more than 3.7% of its 2001 sales (4.1% in 2000 and 2.2% in 1999). The Chemical Products business is not seasonal to any significant degree and does not require an unusual amount of inventory or working capital relative to the volume of business transacted.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

          The principal raw materials used by Goodyear are synthetic and natural rubber. Goodyear purchases substantially all of its requirements for natural rubber in the world market. Synthetic rubber accounted for approximately 52%, 53%, and 54% of all rubber consumed by Goodyear worldwide during 2001, 2000 and 1999, respectively. Goodyear’s plants located in Beaumont and Houston, Texas, supply the major portion of its synthetic rubber requirements in the United States. Substantially all of the synthetic rubber used by Goodyear outside the United States is supplied by third parties. The principal raw materials used in the production of synthetic rubber are butadiene and styrene purchased from independent suppliers and isoprene purchased from independent suppliers or produced by Goodyear from purchased materials.

          Nylon and polyester yarns are used by Goodyear, substantial quantities of which are processed in Goodyear’s textile mills. Significant quantities of steel wire are used for radial tires, a portion of which is produced by Goodyear. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals which Goodyear manufactures. Goodyear purchases most of the raw materials it uses in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 2001, Goodyear anticipates the continued availability of all raw materials it will require during 2002, subject to possible spot shortages.

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

          In the aggregate, the costs of natural rubber and other raw materials during 2001 decreased approximately .78% from 2000 levels. Although natural rubber and crude oil prices decreased slightly in the world market in late 2001 reflecting reduced global demand, Goodyear anticipates that the cost of energy will remain at year-end 2001 levels or increase slightly during 2002. Raw materials prices are expected to remain at year-end 2001 levels or decrease somewhat during 2002. Prices for most raw materials and fuels may fluctuate significantly during 2002.

Patents and Trademarks

          Goodyear owns approximately 2,196 patents issued by the United States Patent Office and approximately 5,928 patents issued or granted in other countries around the world. Goodyear also has licenses under numerous patents of others, covering various improvements in the design and manufacture of its products and in processes and equipment for the manufacture of its products. Goodyear also has approximately 724 applications for United States Patents pending and approximately 5,077 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are of material importance to Goodyear, it does not consider any one patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any segment.

          Goodyear owns or controls and uses approximately 1,460 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” These trademarks are protected by approximately 8,760 registrations and 1,050 pending applications worldwide. While Goodyear believes such trademarks as a group are of importance, the only trademarks Goodyear considers material to its business or to the business of any of its segments are those using the word “Goodyear”. Goodyear believes all of its significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used.

Backlog

          Goodyear does not consider its backlog of orders to be material to, or a significant factor in, evaluating and understanding any of its segments or its businesses considered as a whole.

Government Business

          The percentages of Goodyear’s net sales under contracts or subcontracts subject to termination at the election of the United States government in the years indicated were:

Year Ended December 31,

2001	2000	1999

1.2%	0.9%	0.5%

Research and Development

          Goodyear expends significant amounts each year on research for the development of new, and the improvement of existing, products and manufacturing processes and equipment. Goodyear maintains substantial research and development centers for tires and related products in Akron, Ohio, and Colmar-Berg, Luxembourg; and tire proving grounds in Akron, Ohio, Huntsville, Alabama, San Angelo, Texas, Mireval, France, and Colmar-Berg, Luxembourg. Goodyear operates significant research and development facilities for other products in Akron, Ohio, Green, Ohio, Lincoln, Nebraska and Marysville, Ohio.

          Direct and indirect expenditures by Goodyear on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new, and improvements to existing, manufacturing processes and equipment during the periods indicated were:

(In millions of dollars)	Year Ended December 31,

	2001	2000	1999	1998	1997

Research and development expenditures	$375.5	$423.1	$438.0	$420.7	$384.1

Goodyear expects to expend approximately $375 million for research and development activities during 2002.

Employees

          At December 31, 2001, Goodyear employed approximately 96,430 people throughout the world. Approximately 38,737 persons were employed by Goodyear in the United States at December 31, 2001. Approximately 11,818 of our employees were covered by a master collective bargaining agreement, dated May 9, 1997 (as supplemented in 2000), with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (“USWA”), which agreement will expire on April 19, 2003. Approximately 9,763 Goodyear employees were covered by other contracts with the USWA and various other unions. The major portion of Goodyear’s employees in Europe and Latin America are represented by unions.

Compliance with Environmental Regulations

          Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. Goodyear has several continuing programs designed to ensure its compliance with Federal, state and local environmental and occupational safety and health laws and regulations.

          Goodyear’s expenditures relating to environmental improvement and occupational safety and health compliance projects in respect of its facilities worldwide during the periods indicated were:

(In millions of dollars)	Year Ended December 31,

	2001	2000	1999	1998	1997

Environmental and Occupational Safety and Health Expenditures	$7.8	$6.5	$10.4	$17.5	$16.6

Goodyear expects to make capital expenditures for pollution control facilities and occupational safety and health projects of approximately $15 million during 2002 and approximately $16 million during 2003.

          In addition, Goodyear expended approximately $59 million during 2001, and expects to expend approximately $71 million during 2002 and approximately $54 million during 2003, to maintain and operate its pollution control facilities and conduct its other environmental and occupational safety and health activities, including the control and disposal of hazardous substances. Goodyear believes these expenditures will be sufficient to comply with applicable existing environmental and occupational safety and health laws and regulations and will not have a material adverse effect on Goodyear’s competitive position in the industries in which it participates.

          At December 31, 2001, Goodyear had recorded liabilities totaling $66.5 million for anticipated costs associated with the remediation of numerous waste disposal sites and certain other properties and related environmental activities. These costs include site studies, the designs and implementation of remediation plans, post-remediation monitoring and consulting and legal fees.

          In the future Goodyear may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new environmental laws and regulatory standards, or the availability of new technologies. Compliance with Federal, state and local environmental laws and regulations in the future may require a material increase in Goodyear’s capital expenditures and could adversely affect Goodyear’s earnings and competitive position.

INFORMATION ABOUT INTERNATIONAL OPERATIONS

          Goodyear engages in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. Goodyear has manufacturing operations in the United States and 27 other countries. Most of Goodyear’s international manufacturing operations relate to the production of tires. Several engineered rubber and certain other products are also manufactured in plants located outside the United States.

          Goodyear’s consolidated net sales and long-lived assets were split between the United States and all other countries during the periods indicated as follows:

	Net Sales					Long-Lived Assets

	United States		International			United States		International

Year
Ended	In Millions	Percent of	In Millions	Percent of	At	In Millions	Percent of	In Millions	Percent of
12/31	of Dollars	Consolidated	of Dollars	Consolidated	12/31	of Dollars	Consolidated	of Dollars	Consolidated

2001	$7,655.8	54%	$6,491.4	46%	2001	$4,317.7	60%	$2,923.8	40%

2000	$7,611.1	53%	$6,806.0	47%	2000	$4,188.5	57%	$3,166.3	43%

1999	$7,136.6	53%	$6,218.8	47%	1999	$4,080.1	55%	$3,290.2	45%

Net sales to unaffiliated customers are attributed to the country where the sale is made, without regard to where the product was manufactured or where the product or service sold was delivered. During 2001, there was no foreign country in which Goodyear’s operations contributed more than 7.8% of Goodyear’s consolidated net sales. At December 31, 2001, there was no foreign country in which Goodyear’s operations employed more than 5.1% of Goodyear’s long-lived assets. Goodyear’s operations in Brazil, Canada, England, Germany and France, its five largest foreign operations, contributed approximately 23.6% of its consolidated net sales during 2001 and employed approximately 19.5% of Goodyear long-lived assets at December 31, 2001.

          In addition to the ordinary risks of the marketplace, Goodyear’s operations in some countries are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations.

ITEM 2. PROPERTIES.

          Goodyear manufactures its products in 86 manufacturing facilities located around the world. There are 31 plants in the United States and 55 plants in 27 other countries.

          North American Tire Manufacturing Facilities. Goodyear owns (or leases with the right to purchase at a nominal price) and operates 22 manufacturing facilities operated by North American Tire. These facilities have floor space aggregating approximately 24.5 million square feet. North American Tire operates:

•	13 tire plants (10 in the United States and three in Canada),

•	one steel tire wire cord plant,

•	two tire mold plants,

•	three textile mills, and

•	three tread rubber plants.

          European Union Tire Manufacturing Facilities. European Union Tire owns and operates:

•	12 tire plants,

•	one tire fabric processing facility,

•	one steel wire tire cord plant, and

•	one tire molds and tire manufacturing machines facility.

These facilities have floor space aggregating approximately 14.0 million square feet.

          Eastern Europe, Africa and Middle East Tire Manufacturing Facilities. Goodyear owns six tire plants operated by EEAME Tire. These facilities have floor space aggregating approximately 7.5 million square feet.

          Latin American Tire Manufacturing Facilities. Goodyear owns seven tire manufacturing plants operated by Latin American Tire. These facilities have floor space aggregating approximately 7.1 million square feet. In addition, Goodyear manufactures tread rubber and tire molds in Brazil and batteries in Chile.

          Asia Tire Manufacturing Facilities. Goodyear owns nine tire plants operated by Asia Tire. These facilities have floor space aggregating approximately 5.2 million square feet.

          Engineered Products Manufacturing Facilities. Goodyear owns (or leases with the right to purchase at a nominal price) 23 facilities at 8 United States and 15 international locations operated by Engineered Products. These facilities have floor space aggregating approximately 5.3 million square feet. Certain facilities manufacture more than one group of products. The facilities include:

In the United States and Canada –	In Latin America –

• six hose products plants	• two air springs plants

• three conveyor belting plants	• five hose products plants

• two molded rubber products plants	• three power transmission products plants

• two power transmission products plants	• two conveyor belting plants

In Europe –	In Asia –

• two air springs plants	• one conveyor belting plant

• one power transmission products plant	• one hose products plant

          In Africa – • one conveyor belting and power transmission products plant

          Chemical Products Manufacturing Facilities. Goodyear owns four manufacturing facilities operated by Chemical Products. These facilities have floor space aggregating approximately 2.0 million square feet. The facilities are located in the United States and consist of:

•	two synthetic rubber and rubber chemicals plants

•	two rubber chemicals plants

          Capital Expenditures. The manufacturing facilities of Goodyear are, when considered in the aggregate, modern and adequately maintained. Goodyear’s capital expenditures for new plant and equipment, for expansion and modernization of existing plants and equipment and related assets, for tire molds, for maintenance of existing facilities, and for various other projects (excluding the cost of any acquisitions of new businesses) for the periods indicated were:

Capital Expenditures

	Year Ended December 31,

(In millions of dollars)	2001	2000	1999

U.S	$261.7	$347.8	$483.4

International	$173.7	$266.7	$321.6

Total	$435.4	$614.5	$805.0

Capital expenditures used on projects to increase capacity and improve productivity totaled: $197.6 million in 2001; $330.4 million in 2000; and $410.7 million in 1999. Goodyear’s capital expenditures during 2002 are expected to total approximately $500 million, of which amount approximately $300 million to $350 million is planned to be expended on projects to increase the capacity and improve the productivity of existing facilities. The balance will be used for maintenance of existing facilities and the manufacture of tire molds.

          Plant Utilization. Goodyear’s worldwide tire capacity utilization rate was approximately 89% during 2001, compared to approximately 95% during 2000 and 92% during 1999. Lower levels of capacity utilization by the tire industry during 2002 are anticipated based on current demand levels, the global economic outlook and announced and anticipated reductions in production levels by most vehicle manufacturers around the world.

          Engineered Products operated its manufacturing facilities at approximately 68% of capacity during 2001, compared to approximately 70% in 2000 and 69% in 1999. Chemical Products operated its manufacturing facilities at approximately 75% of rated capacity during 2001, compared to 88% in 2000 and 86% in 1999.

          In order to maintain its competitive position, respond to changing market conditions and optimize production efficiencies, Goodyear has a continuing program for rationalizing production, eliminating inefficient capacity and modernizing and increasing the capacity of its radial passenger and truck tire facilities. During the last five years Goodyear has acquired additional tire manufacturing capacity in various markets, including India, the Philippines, Poland, Slovenia and South Africa, and, in the global alliance with Sumitomo, in the United States, England, France and Germany. Goodyear has closed six tire plants since December 31, 1996. Goodyear expects that its manufacturing facilities will have production capacity sufficient to satisfy presently anticipated demand for its tires and other products for the foreseeable future.

          Other Facilities. Goodyear also owns and operates a rubber plantation processing facility in Indonesia, four research and development facilities and technical centers, and tire proving grounds in Akron, Ohio (82 acres), Colmar-Berg, Luxembourg (95 acres), Huntsville, Alabama (26 acres), Mireval, France (450 acres), and San Angelo, Texas (7,243 acres).

          Goodyear operates approximately 941 retail outlets for the sale of its tires to consumers in the United States and Canada and approximately 711 retail outlets in other countries. Worldwide, Goodyear operates approximately 118 tire retreading facilities and approximately 227 warehouse and distribution facilities. Substantially all of these facilities are leased. Goodyear does not consider any one of these leased properties to be material to its operations. For additional information regarding leased properties, see Note 9, “Properties and Plants,” and Note 10, “Leased Assets,” of the Notes to Financial Statements set forth in Item 8 of this Annual Report at page 64.

ITEM 3. LEGAL PROCEEDINGS.

          At February 28, 2002, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

          (A)  A series of 66 civil actions filed against the Company in the United States District Court for the District of Maryland are pending. These actions relate to the alleged exposure of former employees of a former subsidiary (and now a part) of the Company, to allegedly toxic substances while working at a tire plant that was closed in 1987. The plaintiffs allege, among other things, that the Company, as the manufacturer or seller of certain materials, negligently failed to warn them of the health risks associated with their employment at the plant and failed to implement procedures to preserve their health and safety. The plaintiffs allege that these former employees developed lung cancer and other diseases as a result of exposure to these substances and are seeking an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On March 5, 1997, the District Court granted the Company’s motion for summary judgment and issued an Order and Judgment dismissing all of these civil actions with prejudice. The plaintiffs appealed and, on May 11, 1998, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the District Court and remanded the cases for further proceedings. On January 28, 1999, the District Court granted the Company’s motion for summary judgment on causation and issued an order and judgment dismissing each case with prejudice and assessing costs to the plaintiffs. The plaintiffs again appealed and, on July 27, 2000, the Court of Appeals vacated the judgment of the District Court and remanded the cases for further proceedings, instructing the District Court to consider whether the plaintiffs should be entitled to limited additional discovery. On December 21, 2000, the District Court reaffirmed its opinion and the Company’s motion for summary judgment and issued an order and final judgment in favor of the Company, dismissing each case with prejudice and assessing costs against the plaintiffs. The plaintiffs appealed the decision of the District Court to the Court of Appeals.

          (B)  On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al., was filed in United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Department of Energy located in Pike County, Ohio (the “DOE Plant”), against Divested Atomic Corporation (“DAC”), the successor by merger of Goodyear Atomic Corporation (“GAC”), the Company, and Lockheed Martin Energy Systems (“LMES”). GAC operated the DOE Plant for several years pursuant to a series of contracts with the DOE until LMES assumed operation of the DOE Plant on November 16, 1986. The plaintiffs allege that the operators of the DOE Plant contaminated certain areas near the DOE Plant with radioactive and/or other hazardous materials causing property damage and emotional distress. Plaintiffs claim $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against DAC, the Company and LMES on behalf of approximately 276 persons who currently reside, or in the past resided, near the DOE Plant. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run off from the DOE Plant, that DAC (and, therefore, the Company) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and (iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million of actual damages, $300 million of punitive damages, other unspecified legal and equitable remedies, costs, expenses and attorney’s fees.

          (C)  On January 13, 1995, a civil action, Gregory Tire, et al. v. Goodyear, et al. (Cause No. 95-00409), was filed in the 192nd Judicial District Court, Dallas County, Texas, against the Company and two of its employees by 22 independent tire dealers or franchisees located in Texas who are or were customers of the Company. The complaint alleges, among other things, that in the course of the Company’s commercial relationships and dealings with the plaintiffs, it violated the Texas Business Opportunities Act and the Texas Deceptive Trade Practices Act, breached its fiduciary duty to the plaintiffs, breached its covenants of good faith and fair dealing with the plaintiffs, violated the Texas Free Enterprise Act, violated the Texas Antitrust Act, breached certain contracts with the plaintiffs and committed common law fraud. The plaintiffs seek unspecified compensatory damages, exemplary damages equal to the greater of $230 million and 10% of the Company’s net worth, and injunctive and other relief. In 1998, plaintiffs voluntarily dismissed the claim that the Company violated the Texas Antitrust Act. In February 1999, on the Company’s motion, the court issued an order dismissing with prejudice all of the claims of two of the plaintiffs and the claim of the remaining plaintiffs that the Company breached its fiduciary duty to them. The claims of a third plaintiff were dismissed for failure to respond to discovery. The court ordered the claims of each remaining plaintiff to be determined in a separate trial. On October 29, 2001, following a trial in respect of the claims of one plaintiff, the jury found in favor of the Company and a final judgment on that verdict was entered by the court on January 16, 2002. A trial in respect of the claims of one of the 18 remaining plaintiffs is scheduled to begin on April 15, 2002.

          (D)  On March 15, 1995, a civil action, Orion Tire Corporation, et al. vs. Goodyear, et al. (Cause No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against the Company, Goodyear International Corporation, a subsidiary of the Company (“GIC”), and five individuals, including Samir G. Gibara, Chairman of the Board and Chief Executive Officer of the Company, by Orion Tire Corporation (“Orion”), China Tire Holdings Limited (“China Tire”), and China Strategic Holdings Limited (“China Strategic”). The plaintiffs allege, among other things, that in connection with Goodyear’s 1994 acquisition of a 75% interest in a tire manufacturing facility in Dalian, People’s Republic of China (the “Dalian Facility”), the Company and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility, committed tortious interference with certain prospective economic advantages of the plaintiffs, and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. In addition, the defendants are alleged to have engaged in a civil conspiracy to induce the entities which owned the Dalian Facility to breach their contracts with the plaintiffs and to have engaged in civil racketeering. The plaintiffs claim more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from the Company and GIC and such further relief as the court may deem appropriate. On motions made by the Company, the District Court dismissed all individual defendants from the proceedings for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire, and, on August 12, 1999, entered an order dismissing the entire cause of action. On September 9, 1999, the plaintiffs appealed the order of the District Court to the United States Court of Appeals for the Ninth Circuit. On October 18, 2001, the Court of Appeals reversed and vacated in part the judgment of the District Court with respect to the dismissal of Orion’s trade libel and defamation and intentional interference with prospective economic advantage claims and China Tire’s civil racketeering claims and remanded the case to the District Court for further proceedings.

          (E)  In January of 1997, the Company filed a civil action, Goodyear v. Chiles Power Supply Inc., case number 5:97CV0335, in the United States District Court for the Northern District of Ohio, Eastern Division, against Chiles Power Supply Inc. (“Heatway”) seeking (a) to collect approximately $2.0 million for Entran III hose sold to Heatway and (b) to obtain a declaratory judgment in respect of Entran II hose sold to Heatway. Heatway counterclaimed for damages allegedly in excess of $2.0 billion, claiming, among other things, that the Entran II hose did not comply with the implied warranty of merchantability. Following a trial, the jury rendered its verdict in favor of the Company, finding that the Company did not breach the implied warranty of merchantability in respect of the 25 million feet of Entran II hose sold to Heatway. On February 4, 2000, the Court entered its order terminating and dismissing all of the counterclaims of Heatway and entering a judgment against Heatway for $2.07 million, plus interest and costs. On February 25, 2000, Heatway filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri.

          The Company is a defendant in the following civil actions relating to Entran II hose used in Heatway systems:

(1)	In November 1998, a class action complaint was filed in the District Court of Eagle County, Colorado (Anderson, et al. v. Goodyear, et al., case number 98CV439), on behalf of a putative class consisting of all persons who have or have had an ownership interest in real property located in Colorado in which Heatway heating systems using Entran II hose had been installed. These plaintiffs claim, among other things, breach of express warranties, breach of implied warranties of merchantability and fitness for a particular purpose, negligence and strict liability for defective product against both Heatway and the Company. In July 2000, the court denied class certification. On November 7, 2001, the court, having considered plaintiff’s amended complaint and request for class certification, issued an order certifying a class to consist of all persons (alleged to be more then 1,000) who presently own or have owned real property located in Colorado on which Entran II hose was used in Heatway systems and have suffered or will suffer damages due to the alleged defective nature of Entran II hose. This case is scheduled for a jury trial in July of 2003.

(2)	In March 2001, a class action complaint was filed against the Company (Stephen Payne, et al. v. Goodyear, Case No. 01-10118-NG) in the United States District Court, District of Massachusett, by the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose installed as part of a Heatway radiant floor heating system in their homes, buildings or other structures alleging, among other things, that (i) Entran II hose as designed was defective, (ii) the Company failed to warn purchasers that Entran II hose was “unreasonably dangerous when used in radiant heating systems,” (iii) Entran II hose was not of merchantable quality when sold by the Company and breached the implied warranties of merchantability and fitness for a particular purpose, and (iv) the Company violated certain consumer protection statues in the six states. Plaintiffs seek damages in unspecified amounts, certain statutory damages, interest, costs and expenses and such further relief as the court shall deem proper.

(3)	The Company is the defendant in a class action, Jane Bates, et al. vs Goodyear, No. D-0101-CV-2001-359, in the First Judicial District Court, Santa Fe County, New Mexico, filed in February 2001 on behalf of two homeowners individually and as representatives of a class of similarly situated homeowners in New Mexico as of March 1, 2002 alleging, among other things, that Entran II hose used in the Heatway heating systems installed in their homes is defective and unfit for that purpose and seeking unspecified damages to include, among other things, punitive damages.

(4)	There are 15 other civil actions involving 54 homesites pending in various Federal and state courts relating to alleged defects in Entran II hose used in Heatway Systems. In one of these actions, involving five homesites, a trial was held in a Colorado State Court and a jury rendered a verdict in favor of plaintiffs in the aggregate amount of approximately $5.9 million, which damages are trebled under the Colorado Consumer Protections Act. The total damages awarded are approximately $20 million, including interest, attorneys’ fees and costs. The Company will appeal the jury verdict.

          (F)  Four class action lawsuits seeking damages and equitable relief are currently pending against Goodyear: Julie Harper et al. vs. Goodyear et al., Circuit Court No. 18, 3rd Judicial

Circuit, Madison County, Illinois, Civil Action No. 00L1154; Ronald Reusch et al. vs. Goodyear et al., United States District Court for the Eastern District of Wisconsin, Case No. 00-C-1562; Ryan J. Adkins et al. vs. Goodyear et al., United States District Court for the Northern District of West Virginia, Civil Action No. 5:01CV5; and Fred C. Hlad et al. vs. Goodyear et al., Civil Action No. 5-01CV21, United States District Court for the Northern District of West Virginia at Wheeling. In each case, the plaintiffs, on behalf of themselves and a putative class alleged to consist of all persons nationwide (other than claimants for personal injury or wrongful death) who own, or lease vehicles on which are mounted, specified types of Goodyear-brand, Kelly-brand and certain house-brand load range E and load range D light truck and recreational vehicle tires allege, among other things, that (i) Goodyear engaged in a “silent recall” of the specified types of load range D and E tires, thereby committing an unfair and deceptive trade practice, (ii) the specified types of tires did not conform to the express and implied warranties of merchantability, and (iii) Goodyear was negligent in the design and manufacture of the specified types tires. Plaintiffs are seeking actual damages, costs of suit, reasonable attorneys’ fees, prejudgment interest, punitive or exemplary damages, a court supervised recall and repair or replacement program, and a public awareness campaign to alert the public to any defects in the specified types of tires. Fifteen civil lawsuits related to the deaths or serious injuries of 31 persons in accidents involving allegedly defective Goodyear manufactured load range E light truck tires are also currently pending.

          (G)  On December 1, 2000, the National Highway Traffic Safety Administration gave Goodyear notice that it is conducting a preliminary evaluation of alleged failures of Goodyear’s load range E light truck tires. The investigation relates to belt separations of all types and blowouts of load range E tires. Goodyear cooperated fully with NHTSA. NHTSA has closed the preliminary evaluation. Goodyear will conduct a free tire replacement program for certain of its LT245/75R16 load range E tires that are in service on 15-passenger vans and ambulances. Goodyear estimates that approximately 200,000 tires covered by the program are in service on these vehicles and will be replaced.

          (H)  Goodyear is currently one of several (typically 50 to 80) defendants in civil actions involving approximately 65,000 claimants relating to their alleged exposure to materials containing asbestos in products manufactured by Goodyear or asbestos materials at Goodyear facilities. These cases are pending in various state courts, including primarily courts in Florida, Maryland, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas and West Virginia, and in certain Federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. Goodyear manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain Goodyear facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. Goodyear has disposed of approximately 22,000 similar civil actions in the past through dismissals and settlements. The plaintiffs in the pending cases allege they were exposed to asbestos and that as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

          (I)  In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Goodyear at February 28, 2002, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

          Based on available information, we have determined, in the case of each legal proceeding pending against us at February 28, 2002, that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 2001, by an amount which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear’s consolidated net income for the period in which such determination occurs could be materially affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2001.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT.

          Set forth below are: (1) the names and ages of all executive officers of the Company at February 28, 2002, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Samir G. Gibara	Chairman of the Board and Chief Executive Officer and a Director	62

          Mr. Gibara was elected President and Chief Operating Officer of the Company effective April 15, 1995, President and Chief Executive Officer of the Company effective January 1, 1996, and Chairman of the Board, Chief Executive Officer and President effective July 1, 1996. Mr. Gibara has served as Chairman of the Board and Chief Executive Officer since October 3, 2000. He is the principal executive officer of the Company. Mr. Gibara has been a director of the Company since April 15, 1995. Mr. Gibara has been a Goodyear employee for approximately 35 years.

Robert J. Keegan	President and Chief Operating Officer and a Director	54

          Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of the Company on October 3, 2000. Except for a two year period beginning in 1995, when Mr. Keegan was an executive vice president of Avery Dennison Corporation, prior to joining Goodyear, Mr. Keegan held various marketing, finance and managerial positions at Eastman Kodak Company from 1972 through September 2000. He was president of Kodak Professional and a Vice President of Eastman Kodak Company from July of 1997 to October 1998, when he was appointed President of Consumer Imaging and elected a Senior Vice President of Eastman Kodak Company. He served as an Executive Vice President of Eastman Kodak Company from July 2000 to September 2000. Mr. Keegan is the Chief Operating Officer of the Company. Mr. Keegan has been a director of the Company since October 3, 2000.

John C. Polhemus	President, North American Tire	57

          Mr. Polhemus served in various managerial positions in Goodyear’s international operations until November 5, 1996, when he was elected a Vice President of the Company, serving as the executive officer of the Company responsible for Goodyear’s tire operations in Latin America. Effective July 1, 1999, Mr. Polhemus was appointed, and on August 3, 1999 he was elected, President, Latin American Region. On August 1, 2000, Mr. Polhemus was elected President, North American Tire. Mr. Polhemus is the executive officer of the Company responsible for Goodyear’s tire operations in the United States and Canada. Mr. Polhemus has been an employee of Goodyear since 1969.

Name	Position(s) Held	Age

Michael J. Roney	President, European Union Region	47

          Mr. Roney served in various international financial, sales and managerial posts until May, 1995, when he was appointed managing director of Goodyear do Brasil Produtos de Borracha Ltda, a subsidiary of the Company operating in Brazil. On September 1, 1998, he was appointed Vice President for the Asia Region, in which capacity he was responsible for Goodyear’s tire operations in the Asia, Australia and western Pacific region. On December 1, 1998, Mr. Roney was appointed President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly-owned subsidiary of the Company, and was responsible for Goodyear’s tire operations in Mexico. Effective July 1, 1999, Mr. Roney was appointed, and on August 3, 1999 he was elected, President, Eastern Europe, Africa and Middle East, serving as the executive officer responsible for Goodyear’s operations in Eastern Europe, Africa and the Middle East. Mr. Roney was elected President, European Union Region on May 7, 2001. Mr. Roney is the executive officer of the Company responsible for Goodyear’s tire operations in western Europe. Mr. Roney has been an employee of Goodyear since 1981.

Jarro F. Kaplan	President, Eastern Europe, Africa and Middle East Region	54

          Mr. Kaplan served in various sales and marketing managerial posts until he was appointed Managing Director of Goodyear Great Britain Limited in 1996. He was appointed Managing Director of Deutsche Goodyear in 1999. On May 7, 2001, Mr. Kaplan was elected President, Eastern Europe, Africa and Middle East. Mr. Kaplan is the executive officer of the Company responsible for Goodyear’s tire operating in eastern Europe, Africa and the Middle East. Mr. Kaplan has been a Goodyear employee since 1986.

Christopher W. Clark	President, Latin American Region	50

          Mr. Clark served in various financial posts until October 1, 1996, when he was appointed managing director of P. T. Goodyear Indonesia Tbk, a subsidiary of the Company. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Produtos de Borracha Ltda, a subsidiary of the Company. On August 1, 2000 he was elected President, Latin American Region. Mr. Clark is the executive officer of the Company responsible for Goodyear’s tire operations in Mexico, Central America and South America. Mr. Clark has been an employee of Goodyear since 1973.

Hugh D. Pace	President, Asia Region	49

          Mr. Pace served in various international sales and marketing posts until 1992, when he became President and managing director of Compania Hulera Goodyear–Oxo, S.A. de C.V., a subsidiary of the Company. Effective December 1, 1998, Mr. Pace was elected a Vice President of the Company, serving as the executive officer responsible for Goodyear’s tire operations in the Asia, Australia and western Pacific regions. Effective July 1, 1999, Mr. Pace was appointed, and on August 3, 1999 he was elected, President, Asia Region. Mr. Pace is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the western Pacific. Mr. Pace has been an employee of Goodyear since 1975.

Name	Position(s) Held	Age

Timothy R. Toppen	President, Engineered Products	46

          Mr. Toppen served in various research, technology and marketing posts until May 1, 1995, when he was appointed Marketing Manager for the Chemical Division. He was appointed Director of Research and Development for Engineered Products on April 1, 1997. Mr. Toppen was elected President, Chemical Division, on August 1, 2000, serving in that office until he was elected President, Engineered Products on August 7, 2001. Mr. Toppen is the executive officer of the Company responsible for Goodyear’s Engineered Products operations worldwide. Mr. Toppen has been an employee of Goodyear since 1978.

Jonathan D. Rich	President, Chemical Division	47

          Mr. Rich joined Goodyear in September 2000 and was elected President, Chemical Division on August 7, 2001. Prior to joining Goodyear, Mr. Rich was technical director of GE Bayer Silicones in Leverkusen, Germany. He served in various managerial posts with GE Corporate R&D and GE Silicones, units of the General Electric Company from 1986 to 1998.

Robert W. Tieken	Executive Vice President and Chief Financial Officer	62

          Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice President and the Chief Financial Officer of the Company. Mr. Tieken was the Vice President of Finance of Martin Marietta Corporation from April 1993 through April 1994. Mr. Tieken was Vice President, Finance and Information Technology, of General Electric Aerospace from 1988 through April 1993, when it was acquired by Martin Marietta Corporation. Mr. Tieken is the principal financial officer of the Company.

Vernon L. Dunckel	Senior Vice President, Global Product Supply	63

          Mr. Dunckel served in various quality assurance, production and managerial posts in the United States and Canada until October 1992, when he was appointed Director of Tire Manufacturing — Europe, serving in that capacity until June 30, 1999. Effective July 1, 1999, Mr. Dunckel was appointed, and on August 3, 1999 he was elected, Senior Vice President, Global Product Supply. Mr. Dunckel is the executive officer of the Company responsible for Goodyear’s facilities planning, purchasing, manufacturing and engineering applications activities worldwide. Mr. Dunckel has been an employee of Goodyear since 1962.

Joseph M. Gingo	Senior Vice President, Technology and Global Products Planning	57

          Mr. Gingo served in various research and development and managerial posts until November 5, 1996, when he was elected a Vice President, responsible for Goodyear’s operations in Asia, Australia and the western Pacific. On September 1, 1998, Mr. Gingo was placed on special assignment with the office of the Chairman of the Board. From December 1, 1998 to June 30, 1999, Mr. Gingo served as the Vice President of the Company responsible for Goodyear’s worldwide Engineered Products operations. Effective July 1, 1999, Mr. Gingo was appointed, and on August 3, 1999 he was elected, Senior Vice President, Technology and Global Products Planning. Mr. Gingo is the executive officer of the Company responsible for Goodyear’s research and tire technology development and product planning operations worldwide and for Goodyear’s global aviation, off-the-road and racing tire businesses. Mr. Gingo has been an employee of Goodyear since 1966.

Name	Position(s) Held	Age

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	58

          Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel. Effective July 1, 1999 Mr. Harvie was appointed, and on August 3, 1999 he was elected, Senior Vice President and General Counsel. He was elected Senior Vice President, General Counsel and Secretary effective June 16, 2000. Mr. Harvie is the chief legal officer of the Company and is the executive officer responsible for the government relations and real estate activities of Goodyear. Prior to joining Goodyear, Mr. Harvie was a Vice President and the Associate General Counsel of TRW Inc.

Clark E. Sprang	Senior Vice President, Business Development and Integration	59

          Mr. Sprang served in various financial posts until November 5, 1996, when he was elected a Vice President. He served as the executive officer responsible for Goodyear’s worldwide business development activities until June 30, 1999. Effective July 1, 1999, Mr. Sprang was appointed, and on August 3, 1999 he was elected, Senior Vice President, Business Development and Business Integration. Mr. Sprang is the executive officer responsible for Goodyear’s business development, business integration and related activities worldwide. Mr. Sprang has been an employee of Goodyear since 1966.

Stephanie W. Bergeron	Senior Vice President Corporate Financial Operations and Treasurer	48

          Ms. Bergeron joined Goodyear on December 29, 1998 and was elected Vice President and Treasurer of the Company effective January 1, 1999. On February 5, 2002, Ms. Bergeron was elected Senior Vice President Corporate Financial Operations and Treasurer. Ms. Bergeron is the executive officer responsible for Goodyear’s worldwide corporate financial and treasury operations, investor relations activities, risk management programs and pension assets management. Prior to joining Goodyear, Ms. Bergeron was Vice President and Assistant Treasurer — Corporate Finance of DaimlerChrysler Corporation, serving in that position beginning in November of 1994.

Donald D. Harper	Vice President	55

          Mr. Harper served in various organizational effectiveness and human resources posts until June 1996, when he was appointed Vice President of Human Resources Planning, Development and Change. Mr. Harper was elected a Vice President effective December 1, 1998 and is the executive officer responsible for Goodyear’s human resources planning and development. Mr. Harper has been an employee of Goodyear since 1968.

William M. Hopkins	Vice President	57

          Mr. Hopkins served in various tire technology and managerial posts until appointed Director of Tire Technology for North American Tires effective June 1, 1996. He was elected a Vice President effective May 19, 1998. He served as the executive officer responsible for Goodyear’s worldwide tire technology activities until August 1, 1999. Since August 1, 1999, Mr. Hopkins has served as the executive officer primarily responsible for Goodyear’s worldwide product marketing and technology planning activities. Mr. Hopkins has been an employee of Goodyear since 1967.

Gary A. Miller	Vice President	55

          Mr. Miller served in various management and research and development posts until he was elected a Vice President effective November 1, 1992. He is the executive officer primarily responsible for Goodyear’s purchasing operations worldwide. Mr. Miller has been an employee of Goodyear since 1967.

Name	Position(s) Held	Age

John W. Richardson	Vice President	56

          Mr. Richardson served in various financial and general management posts until he was appointed Vice President and Comptroller on June 1, 1996. He was elected Vice President — Corporate Finance on November 5, 1996, serving as the principal accounting officer the Company until August 31, 1999. Since September 1, 1999, Mr. Richardson has served as Vice President, Finance — North American Tire, and, is the executive officer responsible for the financial functions of Goodyear’s tire operations in the United States and Canada. Mr. Richardson has been an employee of Goodyear since 1967.

Eric A. Berg	Vice President	39

          Mr. Berg joined Goodyear on March 6, 2000, when he was elected a Vice President of the Company. Mr. Berg is the Company’s Chief Information Officer and is the executive officer responsible for Goodyear’s e-commerce and information technology and systems. Prior to joining Goodyear, Mr. Berg was a regional vice president for the Frito-Lay division of Pepsico Inc. from 1999 to 2000, having joined Pepsico Inc. in 1996. From 1995 to 1996, Mr. Berg was a senior engagement manager for McKinsey and Company, having joined McKinsey and Company in 1990.

Richard J. Kramer	Vice President	38

          Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President-Corporate Finance. Mr. Kramer is the Company’s principal accounting officer. Prior to joining Goodyear, Mr. Kramer was an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Isabel H. Jasinowski	Vice President	53

          Mrs. Jasinowski served in various government relations posts until she was appointed Vice President of Governmental Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer of the Company primarily responsible for Goodyear’s governmental relations and public policy activities. Mrs. Jasinowski has been a Goodyear employee since 1981.

Cathryn M. Fischer	Vice President	40

          Ms. Fischer joined Goodyear on April 2, 2001, when she was elected Vice President and Chief Marketing Officer of the Company. Ms. Fischer is the executive officer primarily responsible for Goodyear’s global marketing and brand management strategies. Prior to joining Goodyear, Ms. Fischer was vice president for marketing of the Rubbermaid Home Products group. She held several marketing and general managerial posts at Procter & Gamble Company from 1983 to 1997.

          No family relationship exists between any of the above named executive officers or between said executive officers and any director or nominee for director of the Company.

          Each executive officer is elected by the Board of Directors of the Company at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting of the Board of Directors in which event such person’s tenure will expire at the next annual meeting of the Board of Directors unless such person is reelected. The next annual meeting of the Board of Directors is scheduled to be held on April 15, 2002.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The principal market for the Company’s Common Stock is the New York Stock Exchange (Stock Exchange Symbol GT). The Company’s Common Stock is also listed on the Chicago Stock Exchange and The Pacific Exchange. Overseas listings include stock exchanges in Amsterdam and Switzerland.

          Information relating to the high and low sale prices of the Company’s Common Stock and the dividends paid on such shares during 2001 and 2000 appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report, at page 80, and is incorporated herein by reference. The first quarter 2002 cash dividend of $.12 per share will be paid on March 15, 2002 to shareholders of record at February 15, 2002.

          At February 15, 2002, there were 29,836 record holders of the 163,211,324 shares of the Company’s Common Stock then outstanding. Approximately 14,429,885 shares of the Company’s Common Stock were beneficially owned by 30,940 participants in two employee savings plans sponsored by the Company and certain subsidiaries. The Northern Trust Company is the trustee for the plans.

*  *  *  *  *  *

          On September 10, 2001, the Company issued 4,300,000 shares of Common Stock to The Goodyear Tire & Rubber Company Common Trust for the Collective Investment of Plan Funds as a contribution to certain of Goodyear’s domestic pension plans. The fair market value of the 4,300,000 shares of the Company’s Common Stock contributed was approximately $100,000,000 on September 10, 2001. The issuance of the shares of the Company’s Common Stock to the trust was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

          On February 6, 2001, the Company issued 1,140,866 shares of the Company’s Common Stock to Sumitomo Rubber Industries, Ltd (“Sumitomo”) upon the conversion of the Company’s 1.2% Convertible Note due August 15, 2001 in the principal amount of ¥6,536,535,767. The issuance of the shares of the Company’s Common Stock was exempt from registration under the Act pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

          In each transaction, the shares of Common Stock issued by the Company are subject to certain restrictions on transfer. No commission or fee was paid in connection with the issuance of the Company’s Common Stock in either of the transactions.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,

(In millions, except per share)	2001	2000	1999	1998	1997

Net Sales	$14,147.2	$14,417.1	$13,355.4	$13,081.6	$13,502.0

Income (Loss) from Continuing Operations	(203.6)	40.3	243.2	672.2	497.4

Discontinued Operations	—	—	—	(34.7)	36.3

Net Income (Loss)	$(203.6)	$40.3	$243.2	$637.5	$533.7

Per Share of Common Stock:

Income (Loss) Per Share – Basic:

Income (Loss) from Continuing Operations	$(1.27)	$.26	$1.55	$4.29	$3.18

Discontinued Operations	—	—	—	(.22)	.24

Net Income (Loss) – Basic	$(1.27)	$.26	$1.55	$4.07	$3.42

Income (Loss) Per Share – Diluted:

Income (Loss) from Continuing Operations	$(1.27)	$.25	$1.53	$4.25	$3.14

Discontinued Operations	—	—	—	(.22)	.23

Net Income (Loss) – Diluted	$(1.27)	$.25	$1.53	$4.03	$3.37

Dividends Per Share	$1.02	$1.20	$1.20	$1.20	$1.14

Total Assets	$13,512.9	$13,568.0	$13,278.1	$10,762.7	$10,135.6

Long Term Debt	$3,203.6	$2,349.6	$2,347.9	$1,186.5	$844.5

Shareholders’ Equity	$2,864.0	$3,503.0	$3,792.6	$3,919.2	$3,613.7

Notes:

(1)	See “Principles of Consolidation” at Note 1 (“Accounting Policies”) to the Financial Statements at page 57.

(2)	Net income in 2001 included net after tax charges of $170.1 million, or $1.06 per share-diluted, for rationalizations, the sale of the specialty chemical business and other asset sales, costs related to a tire replacement program and rationalization costs at Goodyear’s SPT equity investment.

(3)	Net Income in 2000 included a net after-tax charge of $63.0 million, or $.40 per share-diluted, for rationalizations and asset sales, change in Goodyear’s domestic inventory costing method from LIFO to FIFO and rationalization costs at Goodyear’s SPT equity investment.

(4)	Net Income in 1999 included net after-tax benefit of $22.3 million, or $.13 per share, resulting from the net after tax gains of $154.8 million, or $.97 per share – diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $132.5 million after tax, or $.84 per share – diluted.

(5)	Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share-diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

(6)	Net Income in 1997 included net after-tax charges of $176.3 million, or $1.12 per share-diluted, for rationalizations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          (All per share amounts are diluted)

CONSOLIDATED

          Net sales in 2001 were $14.15 billion, compared to $14.42 billion in 2000 and $13.36 billion in 1999.

          A net loss of $203.6 million, $1.27 per share, was recorded in 2001, compared to net income of $40.3 million, $.25 per share, in 2000 and $243.2 million, $1.53 per share, in 1999.

Net Sales

          Worldwide tire unit sales in 2001 were 219.3 million units, a decrease of 4.0 million units or 1.8% compared to 2000. North American (U.S. and Canada) volume decreased 3.9 million units or 3.4% in 2001, while international unit sales decreased .1 million units or .1%. Worldwide replacement unit sales decreased 1.6% in 2001, primarily in Europe and Latin America. Original equipment unit sales were 2.2% lower in 2001, primarily in North America and Eastern Europe.

          Worldwide tire unit sales in 2000 were 223.3 million units, 11.4% higher than in 1999. The Dunlop businesses contributed 37.3 million units during 2000, compared to 14.4 million units in 1999. Total North American volume increased 6.3% from 1999 while international unit sales increased 17.5%. Worldwide original equipment unit sales rose 10.7% from 1999, with increases in all regions outside of North America. Replacement unit sales increased 11.7%, primarily in the European Union and North America.

          Revenues decreased 1.9% in 2001 primarily due to lower tire unit sales and the effect of currency translation on international results. Goodyear estimates that versus 2000, currency translation adversely affected revenues by approximately $395 million.

          Revenues increased 7.9% in 2000 due primarily to higher tire unit sales. The Dunlop businesses, acquired on September 1, 1999, contributed $2.26 billion to 2000 sales, compared to $873.4 million in 1999. Revenues in 2000 were adversely impacted by the effect of currency translation on international results, primarily in Europe, where the average value of the Euro versus the U.S. dollar dropped 13.0% from the 1999 average rate. Goodyear estimates that versus 1999, currency movements adversely affected revenues in 2000 by approximately $450 million.

Cost of Goods Sold

          Cost of goods sold (CGS) was 82.1% of sales in 2001, compared to 80.7% in 2000 and 81.1% in 1999. CGS reflected higher conversion costs resulting from lower levels of plant utilization as Goodyear reduced finished goods inventory levels, as well as higher raw materials costs. Goodyear estimates that production cutbacks relative to 2000 levels resulted in approximately $320 million of underabsorbed costs due to less efficient absorption of fixed costs during 2001.

Costs were favorably impacted by the effects of the previous rationalization actions and ongoing cost containment measures.

          Goodyear expects that the cost of energy and raw materials will remain at 2001 levels or decrease slightly. In addition, in 2000 Goodyear negotiated a new labor agreement in the United States that is anticipated to continue to result in higher costs in future periods. These costs may not be recoverable due to pricing pressures present in today’s highly competitive market.

          CGS in 2000 increased in dollars, but decreased as a percent to sales compared to 1999 due primarily to the effects of rationalization actions, ongoing cost containment measures and synergies realized in part from the strategic alliance with Sumitomo. Margins were adversely affected by the worldwide competitive pricing environment and a change in product and market mix to lower margin tires.

          Research and development expenses are included in CGS and were $375.5 million in 2001, compared to $423.1 million in 2000 and $438.0 million in 1999. Research and development expenditures in 2002 are expected to be approximately $375 million.

Selling, Administrative and General Expense

          Selling, administrative and general expense (SAG) in 2001 was 15.9% of sales, compared to 15.5% in 2000 and 15.1% in 1999. SAG increased in dollars and as a percent to sales in 2001 primarily due to increased warehousing and distribution costs in North America. SAG decreased in all international SBUs due to cost containment initiatives and the favorable effect on SAG of foreign currency exchange rates. SAG increased in 2000 compared to 1999 due to the acquisition of, and higher SAG levels at, the Dunlop businesses. SAG benefited in 2000 from the favorable impact of ongoing worldwide cost containment measures.

EBIT

          Consolidated EBIT is computed as follows: net sales less CGS and SAG. Consolidated EBIT was $278.9 million in 2001, $542.5 million in 2000 and $506.4 million in 1999. Consolidated margin (consolidated EBIT divided by consolidated sales) was 2.0% in 2001, 3.8% in 2000 and 3.8% in 1999.

Interest Expense

          Interest expense in 2001 was $292.4 million, compared to $282.6 million in 2000 and $179.4 million in 1999. Interest expense increased due to higher average debt levels.

Other (Income) and Expense

          Other (income) and expense was $11.8 million in 2001, compared to $27.8 million in 2000 and $(147.1) million in 1999. Other (income) expense in 2001 included gains of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom and $27.4 million ($16.9 million after tax or $.10 per share) resulting from the sale of Goodyear’s specialty chemical business.

          Other (income) and expense in 2000 included a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in Mexico.

          During 1999, other (income) and expense included a gain totaling $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by the Company. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in 1999 from Goodyear’s sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals.

          Other (income) and expense included accounts receivable sales fees and commitment fees totaling $53.3 million, $43.9 million and $34.6 million in 2001, 2000 and 1999, respectively.

          For further information, refer to the note to the financial statements No. 4, Other (Income) and Expense.

Foreign Currency Exchange

          Foreign currency exchange expense was $.1 million in 2001, while income was recorded totaling $6.7 million in 2000 and $27.6 million in 1999. Foreign currency exchange in 1999 benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil.

Equity in Earnings of Affiliates

          Equity in earnings of affiliates was a loss of $40.6 million in 2001, compared to a loss of $22.4 million in 2000 and income of $10.3 million in 1999. The losses in 2001 and 2000 were due primarily to operating losses and rationalization charges incurred by South Pacific Tyres, Ltd. (SPT), an Australian tire manufacturer in which Goodyear owns a 50% equity interest. Goodyear’s share of rationalization charges recorded by SPT in 2001 and 2000 totaled approximately $24.0 million ($24.0 million after tax or $.15 per share) and $16.1 million ($10.5 million after tax or $.07 per share), respectively.

Income Taxes

          Goodyear had a tax benefit at an effective tax rate of 25.4% for 2001. Goodyear’s effective tax rate was 20.0% and 16.7% in 2000 and 1999, respectively. The effective rate in 2000 increased from 1999 due to the nontaxable character of the $149.7 million gain in 1999 resulting from the change in control of 25% of Goodyear’s businesses contributed to the European joint venture with Sumitomo.

          For further information, refer to the note to the financial statements No. 16, Income Taxes.

Rationalization Activity

          To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing over-capacity, eliminating redundancies and reducing costs. Goodyear recorded net rationalization costs of $206.8 million in 2001, $124.1 million in 2000 and $171.6 million in 1999. Goodyear has reduced employment levels by approximately 9,900 from December 31, 2000 and almost 19,000 since 1998, primarily as a result of rationalization activities.

Fourth Quarter 2001 Program

          Goodyear recorded a net rationalization charge on the Consolidated Statement of Income totaling $127.8 million ($101.2 million after tax or $.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive conditions in the markets served by Goodyear and worldwide economic uncertainty. Under these actions, Goodyear has provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Goodyear anticipates that, upon completion of these actions, it will further reduce annual operating costs by approximately $85 million.

          The 2001 fourth quarter actions included associate-related costs of $58.8 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. During 2001, approximately 300 associates were released under this program at a cost of $1.6 million, however, a significant amount of the payments related to these associates will be incurred during 2002. Rationalization costs, other than associate-related costs, totaled $73.1 million and were primarily for the writeoff of equipment taken out of service and noncancellable lease contracts. During 2001, Goodyear incurred $42.5 million of these costs for the writeoff of equipment taken out of service. The remaining reserve for costs related to the completion of these actions was $87.8 million at December 31, 2001.

First Quarter 2001/Fourth Quarter 2000 Program

          Goodyear recorded a rationalization charge totaling $79.0 million ($57.1 million after tax or $.36 per share) in the 2001 first quarter. Of the $79.0 million charge, $12.5 million related to the closure of Goodyear’s manufacturing facility in Italy announced in 1999 and $66.5 million continued the rationalization program announced in the fourth quarter of 2000.

          Goodyear recorded a rationalization charge totaling $124.1 million ($100.1 million after tax or $.63 per share) during 2000, of which $4.7 million related to the 1999 program, primarily the closure of Goodyear’s manufacturing facility in Italy, and $119.4 million related to rationalization actions announced during 2000. These 2000 actions were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America.

          Pursuant to the program recorded in the fourth quarter of 2000 and the first quarter of 2001, Goodyear has released approximately 6,800 associates to date, for which costs totaling $122.8 million were incurred during 2001. The balance of the provision for associate-related costs totaled $5.9 million and $73.2 million as of December 31, 2001 and 2000, respectively. Rationalization costs, other than associate- related costs, totaling $12.3 million were incurred during 2001. These costs were primarily for ongoing lease obligations. The balance of the provision for rationalization costs, other than associate-related costs, totaled $3.4 million and $8.8 million at December 31, 2001 and 2000, respectively.

          Goodyear will complete these rationalization actions during the first quarter of 2002. Annual pretax savings of approximately $260 million were expected when the first quarter 2001/fourth quarter 2000 program was approved. Goodyear estimates that operating costs were reduced by approximately $155 million in 2001 as a result of these actions.

1999 Program

          During 1999, Goodyear committed to a number of rationalization actions to reduce costs and increase productivity and efficiency. The actions consisted of worldwide associate reductions, exit from the CART/IRL racing series, termination of tire production at the Gadsden, Alabama, facility and manufacturing facilities in Latin America and Italy, and downsizing and consolidation of tire manufacturing facilities in North America, Europe and Latin America. A charge of $240.1 million ($177.7 million after tax or $1.13 per share) was recorded, of which $47.6 million related to non-cash writeoffs and $192.5 million related to future cash outflows, primarily for associate severance costs. The associate-related charges of $171.6 million provided for the release of approximately 5,000 associates worldwide. Non-associate-related costs of $68.5 million were primarily for the writeoff of equipment taken out of service and noncancellable contracts at the closed manufacturing facilities.

          Goodyear recorded reversals of, and adjustments to, rationalization plans of $68.5 million ($45.2 million after tax or $.29 per share) during 1999, including $51.5 million related to charges which were originally recorded during 1999, primarily related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden facility. The remaining $17.0 million related to reserves from prior year plans which were no longer needed for their originally intended purposes. The net charge to the Consolidated Statement of Income totaled $171.6 million ($132.5 million after tax or $.84 per share) during 1999.

          Related to the 1999 actions, Goodyear incurred costs of $16.0 million during 2001, primarily for the release of 350 associates and final plant closing costs for the closed manufacturing facility in Italy. The remaining reserve for the 1999 programs was $.8 million and $4.3 million at December 31, 2001 and 2000, respectively. Goodyear has completed these actions with the exception of ongoing severance payments.

Dunlop Integration Program

          The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

          Goodyear committed to certain rationalization actions related to the Dunlop businesses for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. Goodyear recorded costs in 1999, 2000 and the first quarter of 2001 totaling $72.8 million, substantially all of which was for future cash outflows. Under these rationalization programs, associate-related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $58.5 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and future rental payments under noncancellable leases. Through December 31, 2001, costs totaling $61.0 million had been incurred and reversals of $5.0 million had been recorded for reserves no longer needed for their originally intended purposes. Goodyear has completed the Dunlop integration program except for ongoing associate severance payments and future rental payments under noncancellable leases. A balance of $6.8 million remains at December 31, 2001, for these purposes.

          For further information, refer to the note to the financial statements No. 3, Rationalizations.

Strategic Alliance

          On September 1, 1999, Goodyear commenced operations under a global alliance with Sumitomo Rubber Industries Ltd. (“Sumitomo”). Under the global alliance agreements, Goodyear acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo’s tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of Goodyear’s tire businesses in Europe. Excluded from the European joint venture are Goodyear’s tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), Goodyear’s aircraft tire businesses, and Goodyear’s textile, steel tire cord and tire mold manufacturing plants, a technical center and related facilities located in Luxembourg.

          Goodyear also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo’s tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, Goodyear acquired 100% of the balance of Sumitomo’s Dunlop Tire distribution and sales operations in the United States and Canada. Goodyear also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash.

          Goodyear also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that coordinates and disseminates commercialized tire technology among Goodyear, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The global alliance Agreements also provided for the investment by Goodyear and Sumitomo in the common stock of the other.

          Goodyear accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed to the joint venture companies by Sumitomo included $130 million of debt. Approximately $367 million of goodwill was recorded on the transaction which was being amortized on a straight-line basis over 40 years. Amortization was discontinued on January 1, 2002, as a result of Goodyear’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodyear recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.

          For further information, refer to the notes to the financial statements No. 3, Rationalizations and No. 8, Investments.

The Euro

          On January 1, 2002, the Euro became the lawful currency of each member state of the European Monetary Union. Goodyear actively prepared for the conversion of all information systems software to the Euro, which became the functional currency of most of its European businesses. This conversion did not have a material impact on results of operations, financial position or liquidity of Goodyear’s operations.

UNCERTAINTIES, ACCOUNTING ESTIMATES AND OTHER MATTERS

          If reduced levels of original equipment demand continue as anticipated, resulting lower levels of plant utilization would increase unit costs, which costs may not be recovered in the market. Increased labor costs are anticipated and Goodyear could experience unexpected higher raw material and energy prices. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods are likely to be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods.

          The ultimate liability of Goodyear in respect of the various claims, lawsuits and other legal proceedings to which it is a party cannot be estimated with certainty. Goodyear’s accounting policy is to determine whether a liability should be recorded and to estimate the amount of such liability, based on the information available and using assumptions and methods it has concluded are appropriate. As additional information becomes available, Goodyear will reassess its evaluation of the pending claims, lawsuits and other proceedings.

          Goodyear has established a liability in respect of the approximately 63,000 asbestos claims pending at December 31, 2001, and an asset for expected recoveries under insurance policies and coverage-in-place agreements with certain primary insurance carriers. The claims relate to exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. During 2001, Goodyear received approximately 18,000 new claims and resolved approximately 9,500 asbestos claims. The amount spent on asbestos litigation defense and claim resolution during 2001 was approximately $15.5 million (before recovery of insurance proceeds). Goodyear believes it will recover a substantial portion of its liability from the proceeds of existing insurance policies. Goodyear cannot predict the number of future claims, the cost of disposing of existing and future claims, or the future ability to recover from insurance carriers.

          Goodyear also has claims asserted in other legal proceedings to which it is currently a party. These proceedings include, among other things, several class actions relating to alleged breaches of warranty or product defects relating to Goodyear Entran II hose used in certain home heating systems and certain of Goodyear’s Load Range D and E light truck tires.

          A jury in a civil action between the Company and Heatway in Federal District Court in Cleveland, Ohio, found that the Company did not breach the implied warranty of merchantability in respect of Entran II hose sold to Heatway for installation in radiant heating systems and that the hose was fit for use in the systems and the court, on February 4, 2000, dismissed all claims of Heatway regarding the Entran II hose. On February 25, 2002, a jury in a civil action in a Colorado State Court awarded the plaintiffs damages for alleged defects in Goodyear Entran II hose installed as part of Heatway radiant heating systems at five homesites in the amount of $5.9 million, which is trebled under the Colorado Consumer Protection Act, plus interest, attorney’s fees and costs, for a total award of approximately $20 million. The Company believes the verdict was based on material errors of fact and law and will appeal.

          Litigation is inherently uncertain and difficult to predict. Due to these inherent uncertainties, it is possible that the actual liability, if any, will differ from estimates. Based on its understanding and evaluation of these claims, as well as existing environmental claims, Goodyear believes these matters are not likely to have a material effect on its consolidated financial position in future periods, although unanticipated adverse results in these proceedings could have a material impact on earnings and cash flow in any quarter or for any year.

          The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in September 2004. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

          Goodyear entered into an agreement with Pacific Dunlop Ltd. (PDL) during 2001 relating to SPT. Under the agreement, PDL has the right, during the period beginning August of 2005 and ending one year later, to require Goodyear to purchase PDL’s 50% interest in SPT at a formula price based on the earnings of SPT. If PDL does not exercise its right, Goodyear may require PDL to sell its interest to Goodyear during the 180 days following the expiration of PDL’s right at a price established using the same formula.

          In view of current conditions in the financial markets, which are subject to change, and based on current estimates, it is possible that, beginning in 2003, Goodyear may be required to make substantial contributions to its domestic pension plans in order to satisfy minimum funding requirements in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

          On January 1, 2001, Goodyear adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted. SFAS 133 requires all derivatives to be recognized as assets or liabilities and measured at fair value. Changes in such fair value will impact earnings to the extent of any ineffectiveness in hedging relationships. The transition adjustment resulting from the adoption of SFAS 133 increased Shareholders’ Equity by $5.4 million.

          On January 1, 2001, Goodyear adopted Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 140 requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The adoption of SFAS 140 did not have a material impact on Goodyear’s results of operations, financial position or liquidity.

          On January 1, 2002, Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 142 addresses the accounting for goodwill and other intangible assets and specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill and intangible assets with an indefinite useful life to be annually tested for impairment and written down to fair value if considered impaired. Goodyear estimates that amortization expense in 2002 will be reduced by approximately $25 million to $30 million after tax ($.15 per share to $.17 per share) compared to 2001, and does not anticipate any impairment write-down as a result of the implementation of SFAS 142.

SEGMENT INFORMATION

          Segment information reflects the strategic business units of Goodyear, which are organized to meet customer requirements and global competition. The tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

          Results of operations in the tire and engineered products business segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the chemical business included transfers to other segments. Segment EBIT is computed as follows: net sales less cost of goods sold, less selling, administrative and general expense (excluding corporate administrative expenses).

          Segment EBIT was $366.7 million in 2001, $599.0 million in 2000 and $544.6 million in 1999. Segment operating margin (segment EBIT divided by segment sales) in 2001 was 2.5%, compared to 4.0% in 2000 and 3.9% in 1999.

          Segment EBIT does not include the previously discussed rationalization charges and gains on asset sales. For further information, refer to the note to the financial statements No. 20, Business Segments.

North American Tire

          North American Tire segment sales in 2001 were $7.15 billion, increasing ..6% from $7.11 billion in 2000 and 7.6% from $6.65 billion in 1999.

          Unit sales in 2001 were 112.0 million, decreasing 3.4% from 2000 and increasing 2.7% from 1999. Replacement unit sales in 2001 increased .2% from 2000 and 10.9% from 1999. Original equipment volume in 2001 decreased 11.3% from 2000 and 13.2% from 1999.

          Sales in 2001 increased compared to 2000 due to the favorable impact of a change in product mix to higher priced tires, price increases in the replacement market and units delivered in connection with the Ford Motor Company (“Ford”) replacement program for certain light truck tires of a competitor. Sales were adversely affected in 2001 by lower original equipment volume resulting from production cutbacks by the manufacturers of automobiles and commercial trucks which Goodyear supplies, and lower volume in the replacement market during the fourth quarter, as economic conditions deteriorated. During 2001, Goodyear supplied approximately 5 million tire units with an EBIT impact of approximately $95 million in connection with the Ford replacement program.

          Sales in 2000 increased from 1999 due to the acquisition of the Dunlop businesses in the United States and Canada. The Dunlop businesses contributed $755.0 million to sales in 2000, compared to $252.3 million in 1999. Sales in the last four months of 2000 benefited from the sale of approximately 3.0 million tires related to a replacement program involving approximately 6.5 million of a competitor’s tires. Sales reflected improved customer fill rates from 1999, but revenues were adversely impacted by reduced tire shipments resulting from production cutbacks by original equipment customers in the auto and commercial truck industries. In addition, price increases implemented earlier in 2000 met with resistance in the marketplace and as a result negatively impacted sales of commercial tires in North America.

          North American Tire segment EBIT was $107.8 million in 2001, compared to $260.7 million in 2000 and $26.3 million in 1999. Operating margin in 2001 was 1.5%, compared to 3.7% in 2000 and .4% in 1999.

          During the fourth quarter of 2001, North American Tire recorded a charge of $30 million for a voluntary tire replacement program covering certain tires in service on 15-passenger vans and ambulances. These tires will be replaced with tires of the latest design. It is estimated that approximately 200,000 of these tires are in service and will be replaced.

          EBIT in 2001 decreased from 2000 due to higher conversion costs resulting from lower levels of plant utilization, higher raw material costs, higher SAG costs, lower sales volume and the charge for Goodyear’s tire replacement program. EBIT was favorably impacted by price increases in the replacement market, a shift in mix to higher margin tires, the Ford replacement program and lower research and development costs.

          EBIT in 2000 increased from 1999 due to the acquisition of the Dunlop businesses, lower SAG resulting from cost reduction programs and the inclusion of nonrecurring costs in EBIT in 1999. EBIT in 2000 also benefited from increased consumer replacement shipments due to a competitor’s tire recall program. EBIT was adversely affected in 2000 by significantly higher energy costs, increased raw material and labor costs and production cutbacks to better align inventory with original equipment demand.

          EBIT did not include net rationalization charges (credits) totaling $31.6 million in 2001, $(.7) million in 2000 and $71.5 million in 1999.

          Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand by original equipment customers, changes in product mix, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs and general economic conditions.

European Union Tire

          European Union Tire segment sales in 2001 were $3.13 billion, decreasing 2.2% from $3.20 billion in 2000 and increasing 18.4% from $2.64 billion in 1999.

          Unit sales in 2001 were 61.1 million, increasing 1.4% from 2000 and 33.6% from 1999. Replacement unit sales in 2001 decreased 2.0% from 2000 and increased 26.1% from 1999. Original equipment volume in 2001 increased 9.5% from 2000 and 53.1% from 1999.

          Revenues decreased in 2001 from 2000 due primarily to currency translation. Goodyear estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $85 million in 2001 compared to 2000. Revenues also decreased in 2001 due to a shift in mix toward lower-priced original equipment tires and competitive pricing pressures, particularly in the first half of 2001. Revenues were favorably impacted by higher volume.

          Sales in 2000 increased from 1999 due to the acquisition of the Dunlop businesses. The Dunlop businesses contributed $1.50 billion to sales in 2000, compared to $621.1 million in 1999. Revenues were adversely impacted by the decrease in the value of the Euro versus the U.S. dollar, competitive pricing, especially in England and Germany, lower volume in some market segments and a change in mix to lower priced tires. Goodyear estimates that the effects of currency translation adversely affected European Union Tire segment sales by approximately $300 million in 2000 compared to 1999.

          European Union Tire segment EBIT was $57.2 million in 2001, decreasing 35.5% from $88.7 million in 2000 and 69.6% from $188.0 million in 1999. Segment operating margin in 2001 was 1.8%, compared to 2.8% in 2000 and 7.1% in 1999.

          EBIT decreased in 2001 from 2000 due to higher raw material costs, a change in mix to lower margin original equipment tires and currency translation. Goodyear estimates that the effects of currency translation reduced operating income by approximately $5 million in 2001 compared to 2000. EBIT was favorably impacted by higher sales volume and lower SAG costs resulting from cost containment and rationalization programs.

          EBIT in 2000 decreased from 1999 due to competitive market conditions, manufacturing inefficiencies resulting from the relocation of tire production from England to the European continent and the closure of a tire plant in Italy, and higher raw material and energy prices. In addition, Goodyear estimates that the effects of currency translation reduced operating income by approximately $20 million in 2000 compared to 1999. EBIT was favorably affected in 2000 by higher tire unit sales resulting from the acquisition of the Dunlop businesses.

          EBIT did not include net rationalization charges totaling $81.5 million and gains on asset sales of $17.0 million in 2001, net rationalization charges totaling $23.3 million in 2000 and net rationalization charges totaling $2.8 million in 1999. A gain totaling $149.7 million resulting from the change in control of 25% of Goodyear’s businesses contributed to the European joint venture was also not included in 1999 EBIT.

          Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of currency translation if the U.S. dollar strengthens against European currencies. Sales and EBIT in future periods may be negatively impacted by continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

          Eastern Europe, Africa and Middle East Tire (“Eastern Europe Tire”) segment sales in 2001 were $703.1 million, decreasing 11.3% from $793.0 million in 2000 and 13.5% from $812.9 million in 1999.

          Unit sales in 2001 were 14.0 million, decreasing 10.1% from 2000 and 11.5% from 1999. Replacement unit sales in 2001 decreased 8.1% from 2000 and 11.5% from 1999. Original equipment volume in 2001 decreased 17.2% from 2000 and 11.1% from 1999.

          Revenues in 2001 decreased from 2000 due to currency devaluations in Turkey and South Africa and lower volume in both the original equipment and replacement markets. Goodyear estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $120 million in 2001 compared to 2000.

          Revenues in 2000 decreased from 1999 due to a downturn in the replacement market and the effects of currency translation, but benefited from generally improved pricing in the region and a general improvement in the economic conditions in Eastern Europe and South Africa. Goodyear estimates that the effects of currency translation adversely affected Eastern Europe Tire segment sales by approximately $75 million in 2000 compared to 1999.

          Eastern Europe Tire EBIT was $20.2 million in 2001, decreasing 63.0% from $54.6 million in 2000 and 59.4% from $49.8 million in 1999. Operating margin in 2001 was 2.9%, compared to 6.9% in 2000 and 6.1% in 1999.

          EBIT in 2001 decreased from 2000 due to the economic crisis in Turkey, the effects of currency translation, lower sales volume and the effect of production cutbacks to align inventory levels with demand. EBIT was favorably impacted by reduced SAG resulting from cost containment and rationalization programs. Goodyear estimates that the effects of currency translation reduced operating income by approximately $25 million in 2001 compared to 2000.

          EBIT in 2000 increased from 1999 due primarily to increased factory utilization levels and improved market conditions. EBIT in 2000 was adversely impacted by an industry-wide strike in Turkey.

          EBIT did not include net rationalization charges totaling $11.2 million in 2001, $9.6 million in 2000 and $.3 million in 1999.

          Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

          Latin American Tire segment sales in 2001 were $1.01 billion, decreasing 3.4% from $1.05 billion in 2000, but increasing 6.8% from $948.1 million in 1999.

          Unit sales in 2001 were 20.0 million, increasing 1.3% from 2000 and 12.4% from 1999. Replacement unit sales in 2001 decreased 6.3% from 2000 and 1.4% from 1999. Original equipment volume in 2001 increased 24.9% from 2000 and 67.6% from 1999.

          Revenues in 2001 decreased compared to 2000 due to currency translation, particularly in Brazil, a shift in mix toward lower-priced original equipment tires, lower volume in the replacement market due to an economic slowdown and weak economic conditions in the region. Revenues benefited from price adjustments partially offsetting currency movements and higher volume. Goodyear estimates that currency translation reduced sales by approximately $85 million in 2001 compared to 2000.

          Revenues in 2000 increased from 1999 due primarily to higher tire unit sales, but were adversely affected by competitive pricing pressures.

          Latin American Tire segment EBIT was $89.8 million in 2001, increasing 28.7% from $69.8 million in 2000 and 32.6% from $67.7 million in 1999. Operating margin in 2001 was 8.9%, compared to 6.7% in 2000 and 7.1% in 1999.

          EBIT in 2001 reflected price adjustments partially offsetting currency movements, the benefits of cost reduction programs, rationalizations, lower raw material costs and higher volume. EBIT was adversely affected by currency translation and a change in mix to lower margin original equipment tires. Goodyear estimates that the effects of currency translation reduced operating income by approximately $35 million in 2001 compared to 2000.

          EBIT in 2000 increased from 1999 due to higher tire unit sales, but was adversely affected by continued pricing pressures and higher raw material and labor costs.

          EBIT did not include rationalization charges totaling $.2 million in 2001, rationalization charges totaling $65.7 million and a $5.0 million gain on the sale of land at a manufacturing facility in Mexico in 2000 and rationalization charges totaling $77.3 million in 1999.

          Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in Mexico, Central America and South America and currency translation.

Asia Tire

          Asia Tire segment sales in 2001 were $493.9 million, decreasing 5.9% from $524.6 million in 2000 and 16.7% from $593.2 million in 1999.

          Unit sales in 2001 were 12.2 million, increasing 3.1% from 2000 and .9% from 1999. Replacement unit sales in 2001 were flat from 2000 and decreased 8.7% from 1999. Original equipment volume in 2001 increased 12.3% from 2000 and 39.8% from 1999.

          Revenues in 2001 decreased from 2000, reflecting the adverse impacts of currency translation, softening demand in some markets and competitive pricing pressures. Goodyear estimates that currency translation reduced sales by approximately $35 million in 2001 compared to 2000.

          Revenues in 2000 decreased from 1999 due primarily to the absence of the replacement tire business transferred to Goodyear’s non-consolidated joint venture with Sumitomo in Japan, which contributed revenues of approximately $49.7 million in 1999. In addition, revenues were adversely affected by competitive pricing, a less favorable product mix and currency translation.

          Asia Tire segment EBIT was $19.9 million in 2001, increasing 11.2% from $17.9 million in 2000 but decreasing 23.5% from $26.0 million in 1999. Operating margin in 2001 was 4.0%, compared to 3.4% in 2000 and 4.4% in 1999.

          EBIT in 2001 increased from 2000 as the adverse effects of currency translation and price competition were offset by lower conversion costs as a result of cost containment programs, higher volume and lower raw material costs.

          EBIT in 2000 decreased from 1999 due primarily to lower tire unit sales, competitive pricing conditions driven in part by increased low cost imports into the region and a shift in mix to lower margin tires, higher raw material and energy costs and price competition.

          EBIT did not include rationalization charges totaling $45.4 million in 2001, $3.3 million in 2000 and $1.5 million in 1999.

          Revenues and EBIT in future periods may be adversely impacted by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy costs and currency translation.

          Sales and EBIT of the Asia Tire segment do not include South Pacific Tyres Ltd. (SPT), a tire manufacturer in Australia and New Zealand, which is 50% owned by Goodyear. Results of operations of SPT are not reported in segment results and are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

          The following table presents the sales and operating income of the Company’s Asia Tire segment together with 100% of the sales and EBIT of SPT:

(In millions)	2001	2000	1999

Net Sales:

Asia Tire Segment	$493.9	$524.6	$593.2

SPT	481.3	563.6	674.5

	$975.2	$1,088.2	$1,267.7

EBIT:

Asia Tire Segment	$19.9	$17.9	$26.0

SPT	(25.4)	(11.1)	31.2

	$(5.5)	$6.8	$57.2

          SPT sales in 2001 were $481.3 million, decreasing 14.6% from $563.6 million in 2000 and 28.6% from $674.5 million in 1999. Revenues in 2001 decreased from 2000 due to currency trans-

lation and competitive low cost imports aided by continued import tariff reductions in Australia. Revenues in 2000 decreased from 1999 due to competitive pressures from low cost imported tires and effects of currency translation.

          SPT EBIT was a loss of $25.4 million in 2001, compared to a loss of $11.1 million in 2000 and income of $31.2 million in 1999. EBIT in 2001 decreased from 2000 due to excess production capacity and the weakened Australian dollar versus the U.S. dollar. EBIT in 2000 decreased from 1999 due to production inefficiencies and higher raw material costs.

          SPT EBIT did not include rationalization charges of approximately $48.0 million in 2001 and $32.2 million in 2000.

          SPT debt totaled $67.4 million and $158.1 million at December 31, 2001 and 2000, respectively.

Engineered Products

          Engineered Products segment sales in 2001 were $1.12 billion, decreasing 4.4% from $1.17 billion in 2000 and 9.1% from $1.23 billion in 1999.

          Revenues in 2001 decreased from 2000 due to unit sales decreases resulting from lower product demand from the automotive and transportation industries. Revenues were favorably impacted by increases in the conveyor belt and replacement products markets.

          Revenues in 2000 decreased from 1999 due primarily to Goodyear’s exit from the interior trim business in 1999, which contributed revenues of approximately $71.0 million in that year. In addition, revenues were adversely affected by reduced demand for conveyor belting for the mining and agriculture industries and reduced demand for hose and power transmission products in the North American replacement market.

          Engineered Products segment EBIT in 2001 was $11.6 million, decreasing 73.1% from $43.1 million in 2000 and 83.5% from $70.4 million in 1999. Operating margin in 2001 was 1.0%, compared to 3.7% in 2000 and 5.7% in 1999.

          EBIT in 2001 decreased from 2000 due primarily to lower revenues, increased SAG costs and increased costs associated with reduced capacity utilization resulting from reduced demand from the automotive industry. EBIT was favorably impacted by lower research and development and raw material costs.

          EBIT in 2000 decreased from 1999 due primarily to reduced demand, reduced capacity utilization, higher raw material costs and competitive pricing.

          EBIT did not include net rationalization charges of $1.5 million in 2001, $3.8 million in 2000 and $8.8 million in 1999.

          Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation.

Chemical Products

          Chemical Products segment sales in 2001 were $1.04 billion, decreasing 8.2% from $1.13 billion in 2000 but increasing 9.2% from $949.8 million in 1999. Approximately 50% of Chemical Products sales are to Goodyear’s other segments.

          Revenues in 2001 decreased from 2000 due to lower volume resulting from the slowdown in the tire industry. Revenues in 2000 increased from 1999 due primarily to price increases and higher sales volume.

          Chemical Products segment EBIT in 2001 was $60.2 million, decreasing 6.2% from $64.2 million in 2000 and 48.3% from $116.4 million in 1999. Operating margin in 2001 was 5.8%, compared to 5.7% in 2000 and 12.3% in 1999.

          EBIT in 2001 decreased from 2000 primarily due to lower volume as a result of decreased demand from tire manufacturers (including Goodyear) and higher energy costs. EBIT benefited from lower raw material and fixed costs.

          EBIT in 2000 decreased from 1999 due primarily to increased raw material and energy prices and the inability to recover cost increases due to the competitive pricing environment.

          EBIT did not include gains on asset sales of $27.4 million in 2001 and $17.0 million in 1999. EBIT did not include rationalization charges of $2.5 million in 1999.

          Goodyear sold its specialty chemical business in France and certain specialty chemical U.S. assets in the fourth quarter of 2001. The specialty chemical business generated sales of approximately $130 million in 2001.

          Revenues and EBIT in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

          Net cash provided by operating activities was $1.27 billion during 2001, as reported on the Consolidated Statement of Cash Flows. Working capital requirements decreased during the period as Goodyear implemented inventory reduction programs, reduced levels of gross receivables and increased its sales of trade accounts receivable.

          During the second quarter of 2001, Goodyear terminated its $550 million domestic accounts receivable continuous sale program and entered into a new program. The new program involves the continuous sale of substantially all of Goodyear’s domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by SFAS 140. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings are secured by the trade accounts receivable purchased from Goodyear ($580.0 million at December 31, 2001), (b) the cash proceeds of the Company’s $98.2 million equity investment in Wingfoot A/R LLC and (c) a subordinated note payable to the Company in the amount of $385.2 million at December 31, 2001, which is equal to the total amount of trade receivables purchased by Wingfoot A/R LLC minus the sum of the equity of the Wingfoot A/R LLC and the cash proceeds from the sale of the notes issued by Wingfoot A/R LLC to the five lenders, and minus a discount. Goodyear retained responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the bank-affiliated note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods.

          Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At December 31, 2001, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $150 million. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2001 and 2000.

          At December 31, 2001, the net proceeds for all sales of receivables by Goodyear were $851.8 million. Net cash inflows of $249.1 million were received in 2001 from transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 5, Accounts and Notes Receivable.

Investing Activities

          Net cash used in investing activities was $447.4 million during 2001. Capital expenditures in 2001 were $435.4 million, of which $197.6 million was used on projects to increase capacity and improve productivity and $237.8 million was used for tire molds and various other projects. Capital expenditures are expected to approximate $500 million in 2002.

(In millions)	2001	2000	1999

Capital expenditures	$435.4	$614.5	$805.0

Depreciation	596.4	593.6	557.6

Amortization	40.3	36.7	24.1

          Depreciation and amortization are expected to be in the range of $550 million to $650 million in 2002.

          Investing activities in 2001 included the sale of land and buildings in the United Kingdom and Goodyear’s specialty chemical business.

          Investing activities in 2000 included the sale of leasehold interests in, and the sale and leaseback of, various distribution facilities in the United States. Goodyear also acquired a majority ownership interest in a retreading production and distribution operation in the United States.

          Investing activities in 1999 included a cash payment of $931.6 million for the acquisition of majority interests in the Dunlop Tire businesses in Europe and North America. The asset acquisition amount of $892.0 million reflected on Goodyear’s Consolidated Statement of Cash Flows is net of cash received. Other investing activities in 1999 included the net proceeds of $27 million from the sale of assets to the Japanese joint ventures formed under the strategic alliance, which are 25% owned by Goodyear, and the $17 million of proceeds from the sale of customer lists and formulations in connection with Goodyear’s exit from the production of certain rubber chemicals.

          At December 31, 2001, Goodyear had binding commitments for investments in land, buildings and equipment of $121.5 million and off-balance sheet financial guarantees written and other commitments totaling $151.4 million.

          For further information on investing activities, refer to the notes to the financial statements No. 2, Strategic Alliance and No. 8, Investments.

Financing Activities

          Net cash used in financing activities was $103.0 million during 2001.

(In millions)	2001	2000	1999

Consolidated Debt	$3,568.3	$3,585.8	$3,424.5

Debt to Debt and Equity	55.5%	50.6%	47.4%

          Consolidated Debt as stated above at December 31, 2000 and 1999 does not include the 1.2% Convertible Notes issued to Sumitomo ($56.9 million outstanding at December 31, 2000 and $127.8 million outstanding at December 31, 1999) which have been converted into 2,278,896 shares of the Common Stock of the Company.

          On March 30, 2001, the Company borrowed $800 million for a period of three years under a bank term loan agreement with 28 domestic and international banks. The term loan is due on March 30, 2004. The Company may prepay the loan without penalty at the end of any interest period. The loan bears interest at a floating rate at a spread over LIBOR for interest periods of 1,2,3,6 or 12 months, as selected by the Company. Proceeds from the borrowing were used to repay short term debt.

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

          During the fourth quarter of 2001, the Board of Directors of the Company declared a regular quarterly dividend of $.12 per share, a reduction of $.18 per share from the $.30 per share declared and paid in each quarter of 2000 and the first three quarters of 2001. The Board’s decision to reduce the dividend was in response to current economic and business conditions and Goodyear’s operating results.

          On February 6, 2001, Sumitomo converted the Company’s 1.2% Convertible Note Due August 16, 2001 in the principal amount of ¥6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

Credit Sources

          Substantial short term and long term credit sources are available to Goodyear globally under normal commercial practices. In total, Goodyear had credit arrangements of $6.1 billion available at December 31, 2001, of which $2.6 billion were unused. At December 31, 2001, Goodyear had short term committed and uncommitted bank credit arrangements totaling $1.3 billion, of which $1.1 billion were unused. Goodyear also had available long term credit arrangements at December 31, 2001 totaling $4.8 billion, of which $1.5 billion were unused.

          The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $775 million 364-day revolving credit facility.

          The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. The Company pays a commitment fee ranging from 12.5 to 25 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 37.5 to 125 basis points over LIBOR (or 50 to 137.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon Goodyear’s leverage. During 2001, commitment fees averaged 19.5 basis points.

          The $775 million 364-day credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank’s commitment. The Company pays a commitment fee ranging from 10 to 20 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 40 to 130 basis points over LIBOR (or 52.5 to 142.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon Goodyear’s leverage. During 2001, commitment fees averaged 14.6 basis points.

          Each of the bank credit facilities provides that the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee, at rates based on the prime rate, or at rates determined on a competitive bid basis. Under each of the facility agreements, a utilization fee of 25 basis points per annum is charged each day on which the sum of the outstanding loans exceeds 50% of the total commitment. No utilization fees were paid during 2001. Each facility agreement contains certain covenants which, among other things, require Goodyear to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at December 31, 2001. These revolving credit facilities support, among other things, the uncommitted short term bank facilities. The Company amended each of these bank credit facility agreements and certain other agreements with banks during 2001 to modify the interest coverage ratio and consolidated net worth covenants and certain other provisions to reflect current operating conditions.

          Standard & Poor’s and Fitch have reduced their ratings of the Company’s short term and long term debt to B/BB+, which are below investment grade. Although the Company’s debt is rated P-3/Baa3 by Moody’s Investor Services, the Company has been advised by Moody’s that the Company’s ratings are under review for a possible future reduction to a rating below investment grade. As a result of these ratings actions, Goodyear will not be able to participate in certain capital markets and is likely to experience increases in the cost of obtaining capital in other markets. In addition, financing and related expenses under some existing arrangements have increased.

          For further information on financing activities, refer to the note to the financial statements No. 11, Financing Arrangements and Derivative Financial Instruments.

          Funds generated by operations, together with funds available under existing credit arrangements, are expected to be sufficient to meet Goodyear’s currently anticipated requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

          Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from the debt funding decision. At December 31, 2001, the interest rate on 75% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 54% at December 31, 2000. Interest rate lock contracts are used to hedge the risk-free rate component of anticipated long term debt issuances. No interest rate lock contracts were outstanding at December 31, 2001 or 2000.

         The following tables present information at December 31:

(In millions)	2001	2000

Interest Rate Exchange Contracts

Fair value — (unfavorable)	$(9.2)	$—

Carrying amount:

Long term asset	.2	—

Current (liability)	(8.3)	(.2)

Long term (liability)	(1.1)	—

Pro forma fair value — (unfavorable)	(10.6)	(.2)

         The pro forma information assumes a 10% decrease in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

(In millions)	2001	2000

Fixed Rate Debt

Fair value	$2,359.0	$1,731.0

Carrying amount	2,353.3	1,776.5

Pro forma fair value	2,458.3	1,801.3

         The pro forma information assumes a 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

         The sensitivity to changes in interest rates of Goodyear’s interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve, and the precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

         In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows, Goodyear was a party to various foreign currency forward exchange contracts at December 31, 2001 and 2000. These contracts reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and Goodyear’s foreign currency-denominated borrowings in the U.S. The contract maturities match the maturities of the currency positions. Changes in the fair value of forward exchange contracts are substantially offset by changes in the fair value of the hedged positions.

         The following table presents information at December 31:

(In millions)	2001	2000

Fair value — favorable (unfavorable)	$(13.0)	$24.0

Carrying amount — asset (liability)	(13.6)	23.0

Pro forma change in fair value — favorable	44.6	33.3

         The pro forma information assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

         The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

         For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to the financial statements No. 11, Financing Arrangements and Derivative Financial Instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

CONSOLIDATED FINANCIAL STATEMENTS — FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

         In our opinion, the consolidated financial statements listed in the accompanying index on this page present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 4, 2002

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share)
Year Ended December 31,	2001	2000	1999

Net Sales	$14,147.2	$14,417.1	$13,355.4

Cost of Goods Sold	11,619.5	11,637.3	10,832.3

Selling, Administrative and General Expense	2,248.8	2,237.3	2,016.7

Rationalizations (Note 3)	206.8	124.1	171.6

Interest Expense (Note 17)	292.4	282.6	179.4

Other (Income) and Expense (Note 4)	11.8	27.8	(147.1)

Foreign Currency Exchange	.1	(6.7)	(27.6)

Equity in Earnings of Affiliates	40.6	22.4	(10.3)

Minority Interest in Net Income of Subsidiaries	.2	33.5	40.3

Income (Loss) before Income Taxes	(273.0)	58.8	300.1

United States and Foreign Taxes on Income (Loss) (Note 16)	(69.4)	18.5	56.9

Net Income (Loss)	$(203.6)	$40.3	$243.2

Net Income (Loss) Per Share — Basic	$(1.27)	$.26	$1.55

Average Shares Outstanding (Note 12)	159,955,869	156,840,646	156,182,004

Net Income (Loss) Per Share — Diluted	$(1.27)	$.25	$1.53

Average Shares Outstanding (Note 12)	159,955,869	158,764,926	158,939,599

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
December 31,	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$959.4	$252.9

Accounts and notes receivable (Note 5)	1,486.8	2,074.7

Inventories (Note 6)	2,380.9	2,879.7

Prepaid expenses and other current assets	427.9	259.9

Total Current Assets	5,255.0	5,467.2

Long Term Accounts and Notes Receivable	143.8	92.8

Investments in Affiliates, at equity	82.7	102.0

Other Assets (Note 8)	263.0	183.8

Goodwill (Note 7)	569.1	588.4

Deferred Income Tax	674.9	394.1

Deferred Charges	1,408.3	1,218.7

Properties and Plants (Note 9)	5,116.1	5,521.0

Total Assets	$13,512.9	$13,568.0

Liabilities

Current Liabilities:

Accounts payable — trade	$1,359.2	$1,505.2

Compensation and benefits (Notes 14, 15)	897.2	823.6

Other current liabilities	396.1	395.6

United States and foreign taxes	309.3	208.4

Notes payable to banks (Note 11)	255.0	1,077.0

Sumitomo 1.2% Convertible Note Payable Due 8/01 (Note 8)	—	56.9

Long term debt due within one year (Note 11)	109.7	159.2

Total Current Liabilities	3,326.5	4,225.9

Long Term Debt (Note 11)	3,203.6	2,349.6

Compensation and Benefits (Notes 14, 15)	2,848.9	2,310.5

Other Long Term Liabilities	482.3	334.1

Minority Equity in Subsidiaries	787.6	844.9

Total Liabilities	10,648.9	10,065.0

Shareholders’ Equity

Preferred Stock, no par value:

Authorized, 50,000,000 shares, unissued	—	—

Common Stock, no par value:

Authorized, 300,000,000 shares Outstanding shares, 163,165,698 (157,603,962 in 2000)	163.2	157.6

Capital Surplus	1,245.4	1,092.4

Retained Earnings	3,192.7	3,558.8

Accumulated Other Comprehensive Income (Note 21)	(1,737.3)	(1,305.8)

Total Shareholders’ Equity	2,864.0	3,503.0

Total Liabilities and Shareholders’ Equity	$13,512.9	$13,568.0

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions, except per share)	Shares	Amount	Surplus	Earnings	Income	Equity

Balance at December 31, 1998	155,943,535	$155.9	$1,015.9	$3,651.2	$(903.8)	$3,919.2

(after deducting 39,735,133 treasury shares)

Comprehensive income:

Net income				243.2

Foreign currency translation					(212.2)

Less reclassification adjustment for amounts recognized in income					17.6

Minimum pension liability (net of tax of $6.3)					11.0

Unrealized investment loss (net of tax of $7.8)					(12.8)

Total comprehensive income						46.8

Cash dividends — $1.20 per share				(187.5)		(187.5)

Common stock issued from treasury:

Stock compensation plans	391,585	.4	13.7			14.1

Balance at December 31, 1999	156,335,120	156.3	1,029.6	3,706.9	(1,100.2)	3,792.6

(after deducting 39,343,548 treasury shares)

Comprehensive income:

Net income				40.3

Foreign currency translation					(201.7)

Minimum pension liability (net of tax of $4.1)					(6.7)

Unrealized investment gain (net of tax of $1.7)					2.8

Total comprehensive income (loss)						(165.3)

Cash dividends — $1.20 per share				(188.4)		(188.4)

Common stock issued from treasury:

Conversion of 1.2% Convertible Note Payable	1,138,030	1.1	58.8			59.9

Stock compensation plans	130,812	.2	4.0			4.2

Balance at December 31, 2000	157,603,962	157.6	1,092.4	3,558.8	(1,305.8)	3,503.0

(after deducting 38,074,706 treasury shares)

Comprehensive income:

Net income (loss)				(203.6)

Foreign currency translation					(183.5)

Less reclassification adjustment for amounts recognized in income					7.2

Minimum pension liability (net of tax of $124.4)					(235.4)

Unrealized investment loss (net of tax of $4.1)					(6.6)

Transition adjustment from adoption of SFAS 133					5.4

Deferred derivative loss (net of tax of $17.1)					(27.8)

Less reclassification adjustment for amounts recognized in income (net of tax of $5.7)					9.2

Total comprehensive income (loss)						(635.1)

Cash dividends — $1.02 per share				(162.5)		(162.5)

Common stock issued from treasury:

Domestic pension funding	4,300,000	4.3	95.7			100.0

Conversion of 1.2% Convertible Note Payable	1,140,866	1.1	55.1			56.2

Stock compensation plans	120,870	.2	2.2			2.4

Balance at December 31, 2001	163,165,698	$163.2	$1,245.4	$3,192.7	$(1,737.3)	$2,864.0

(after deducting 32,512,970 treasury shares)

The accompanying notes are an integral part of this financial statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)
Year Ended December 31,	2001	2000	1999

Cash Flows from Operating Activities:

Net Income (Loss)	$(203.6)	$40.3	$243.2

Adjustments to reconcile net income (loss) to cash flows from operating activities:

Depreciation and amortization	636.7	630.3	581.7

Deferred tax provision (Note 16)	(252.0)	(138.9)	(141.0)

Rationalizations (Note 3)	158.3	100.1	132.5

Asset sales (Note 4)	(30.8)	(3.2)	(154.8)

Proceeds from sale of accounts receivable (Note 5)	249.1	38.6	(16.0)

Changes in operating assets and liabilities, net of acquisitions and dispositions:

Accounts and notes receivable	214.6	97.4	29.4

Inventories	407.8	(382.6)	273.4

Accounts payable — trade	(101.8)	139.9	(83.4)

Domestic pension funding (Note 8)	—	(5.3)	(47.3)

Other assets and liabilities	188.2	(6.8)	(183.0)

Total adjustments	1,470.1	469.5	391.5

Total cash flows from operating activities	1,266.5	509.8	634.7

Cash Flows from Investing Activities:

Capital expenditures	(435.4)	(614.5)	(805.0)

Short term securities acquired	(2.3)	(24.4)	(54.2)

Short term securities redeemed	1.9	26.1	59.5

Asset dispositions	118.2	172.6	49.5

Asset acquisitions (Notes 2, 8)	—	—	(892.0)

Other transactions	(129.8)	(28.2)	(159.8)

Total cash flows from investing activities	(447.4)	(468.4)	(1,802.0)

Cash Flows from Financing Activities:

Short term debt incurred	83.8	1,199.2	2,111.8

Short term debt paid	(1,365.1)	(1,908.2)	(727.1)

Long term debt incurred	1,510.2	1,145.9	20.5

Long term debt paid	(158.0)	(229.2)	(48.7)

Common stock issued (Notes 8, 12)	1.7	4.2	14.1

Joint venture dividends paid to Sumitomo	(13.1)	(27.1)	—

Dividends paid to Goodyear shareholders	(162.5)	(188.4)	(187.5)

Total cash flows from financing activities	(103.0)	(3.6)	1,183.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.6)	(26.2)	(13.5)

Net Change in Cash and Cash Equivalents	706.5	11.6	2.3

Cash and Cash Equivalents at Beginning of the Period	252.9	241.3	239.0

Cash and Cash Equivalents at End of the Period	$959.4	$252.9	$241.3

The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS

Note 1

Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders. All intercompany transactions have been eliminated.

         Goodyear’s investments in majority-owned subsidiaries in which substantive participating rights are held by minority shareholders and in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, Goodyear’s share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted. Appropriate provision is made for uncollectible accounts.

Shipping and Handling Fees and Costs

Expenses for transportation of products to customers is recorded as a component of cost of goods sold.

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

Investments

Investments in marketable equity securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income, net of tax. Refer to Notes 8 and 21.

Goodwill

Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. The following represents Goodyear’s policy in effect for the three year period ending December 31, 2001. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill is amortized over its estimated useful life, based on an evaluation of all relevant factors. Substantially all goodwill resulting from the strategic alliance with Sumitomo and other acquisitions in North America and the European Union is amortized on a straight-line basis over 40 years. Goodwill resulting from acquisitions in emerging markets is amortized on a straight-line basis over periods ranging from 20-40 years. The carrying amount and estimated useful life of goodwill are reviewed whenever events or changes in circumstances indicate that revisions may be warranted. Refer to Note 7.

Properties and Plants

Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 9.

Stock-Based Compensation

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period. Refer to Note 12.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under Goodyear’s domestic cooperative advertising program with dealers and franchisees are recorded as reductions of sales subsequent to the first time the advertising takes place, as related revenues are recognized. Refer to Note 19.

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

Derivative Financial Instruments and
Hedging Activities

Derivative financial instrument contracts and nonderivative instruments are utilized by Goodyear to manage interest rate and foreign exchange risks. Goodyear has established a

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

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

         Interest Rate Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges are recognized in income in the current period as Interest Expense. Gains and losses on contracts with no hedging designation are recorded in income in the current period as Other (Income) and Expense.

         Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income as Foreign Currency Exchange in the same period that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income currently as Foreign Currency Exchange.

         Goodyear does not include premiums paid on forward currency contracts in its assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in income as Foreign Currency Exchange over the life of the contract.

         Net Investment Hedging — Nonderivative instruments denominated in foreign currencies are used to hedge net investments in foreign subsidiaries. Gains and losses on these instruments are deferred and recorded in OCI as Foreign Currency Translation Adjustment. These gains and losses are only recognized in income upon the complete or partial sale of the related investment or the complete liquidation of the investment.

         Termination of Contracts — Deferred gains and losses in OCI are recognized in income as Other (Income) and Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, deferred gains and losses in OCI are amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Gains and losses on contracts that Goodyear temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income as Other (Income) and Expense.

         Refer to Note 11.

Environmental Cleanup Matters

Goodyear expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Goodyear determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. Goodyear’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of Goodyear is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 22.

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

Per Share of Common Stock

Basic earnings per share have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options, computed using the treasury stock method, performance units, and in 1999 and 2000, Goodyear’s 1.2% Convertible Note Payable Due 8/01. All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 12.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 2

Strategic Alliance

On September 1, 1999, Goodyear commenced operations under a global alliance with Sumitomo Rubber Industries Ltd. (“Sumitomo”) which included, among other things, the formation of tire manufacturing and sales joint ventures. In addition to its businesses contributed to the joint ventures, Goodyear paid $931.6 million to Sumitomo and its affiliates, which was financed by the issuance of additional debt.

         Under the global alliance agreements, Goodyear acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo’s tire businesses in Europe, including eight tire manufacturing plants located in England, France and Germany and sales and distribution operations in 18 European countries, and most of Goodyear’s tire businesses in Europe. Excluded from the European joint venture are Goodyear’s tire businesses in Poland (other than a sales company), Slovenia and Turkey (as well as Morocco and South Africa), Goodyear’s aircraft tire businesses, and Goodyear’s textile, steel tire cord and tire mold manufacturing plants, a technical center and related facilities located in Luxembourg.

         Goodyear also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America Ltd., a holding company that purchased Sumitomo’s tire manufacturing operations in North America and certain of its related tire sales and distribution operations. In addition, Goodyear acquired 100% of the balance of Sumitomo’s Dunlop Tire distribution and sales operations in the United States and Canada. Goodyear also acquired a 25% (and Sumitomo acquired a 75%) equity interest in each of two tire companies in Japan, one for the distribution and sale of Goodyear-brand passenger and truck tires in the replacement market in Japan and the other for the distribution and sale of Goodyear-brand and Dunlop-brand tires to original equipment manufacturers in Japan. Goodyear transferred certain assets of its subsidiary located in Japan in exchange for such equity interests and approximately $27 million in cash.

         Goodyear also acquired a 51% (and Sumitomo acquired a 49%) equity interest in a company that will coordinate and disseminate commercialized tire technology among Goodyear, Sumitomo, the joint ventures and their respective affiliates, and an 80% (and Sumitomo acquired a 20%) equity interest in a global purchasing company. The global alliance Agreements also provided for the investment by Goodyear and Sumitomo in the common stock of the other. Refer to Note 8.

         Goodyear accounted for the strategic alliance using the purchase method. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million. In addition, the Dunlop businesses contributed by Sumitomo included $130 million of debt. Approximately $367 million of goodwill was recorded on the transaction which was being amortized on a straight-line basis over 40 years. Amortization was discontinued on January 1, 2002, as a result of Goodyear’s adoption of SFAS No. 142. Goodyear recognized a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change of control of 25% of the businesses it contributed to the European joint venture.

         The following table presents supplemental pro forma estimated results of operations for 1999 as if the joint ventures had commenced operations on January 1, 1999. Historical results of the acquired businesses have been adjusted to exclude non-recurring items and to reflect changes in the carrying amounts and depreciable lives of certain fixed assets. The pro forma information also reflects amortization of goodwill recorded by Goodyear and interest expense at 6% associated with the debt incurred to finance Goodyear’s cash payment of $931.6 million to Sumitomo and its affiliates.

(In millions, except per share)
Year Ended December 31,	1999

(Unaudited)
Net Sales	$14,970.1

Net Income	$243.7

Net Income Per Share — Basic	$1.56

Net Income Per Share — Diluted	$1.53

Note 3

Rationalizations

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing over-capacity, eliminating redundancies and reducing costs. The net amounts of rationalization charges (credits) to the Consolidated Statement of Income by quarter for the periods indicated were as follows:

(In millions)
Year Ended December 31,	2001	2000	1999

First Quarter	$79.0	$—	$167.4

Second Quarter	—	4.7	(9.6)

Third Quarter	—	1.2	6.1

Fourth Quarter	127.8	118.2	7.7

	$206.8	$124.1	$171.6

Fourth Quarter 2001 Program

Goodyear recorded a net rationalization charge totaling $127.8 million ($101.2 million after tax or $.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

continued competitive market conditions and worldwide economic uncertainty. Under these actions, Goodyear has provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Of this charge, $89.4 million related to future cash outflows, primarily associate severance and noncancellable lease costs, and $42.5 million related to non-cash charges, primarily for the writeoff of equipment taken out of service.

         Associate-related rationalization costs totaling $58.8 million were recorded and incurred in the fourth quarter of 2001 as follows:

			Balance at
(In millions)	Recorded	Incurred	12/31/01

Plant downsizing and consolidation	$21.2	$—	$21.2

Retail and administrative consolidation	37.6	(1.6)	36.0

	$58.8	$(1.6)	$57.2

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. During 2001, approximately 300 associates were released at a cost of $1.6 million, however, a significant amount of the payments related to these associates will be incurred during 2002.

         Rationalization costs, other than associate-related costs, totaling $73.1 million were recorded and incurred in the fourth quarter of 2001 as follows:

			Balance at
(In millions)	Recorded	Incurred	12/31/01

Plant downsizing and consolidation	$45.2	$(40.0)	$5.2

Retail and administrative consolidation	27.9	(2.5)	25.4

	$73.1	$(42.5)	$30.6

These costs were primarily for the writeoff of equipment taken out of service and noncancellable lease costs. Goodyear incurred $42.5 million of other than associate-related costs during 2001 for the writeoff of equipment taken out of service.

First Quarter 2001/Fourth Quarter 2000 Program

Goodyear recorded a rationalization charge on the Consolidated Statement of Income totaling $79.0 million ($57.1 million after tax or $.36 per share) in the 2001 first quarter. Of this amount, $40.7 million related to future cash outflows, primarily associate severance costs and $38.3 million related to non-cash charges, primarily $33.3 million for special termination benefits and pension curtailments related to a voluntary exit program in the United States. Of the $79.0 million charge, $12.5 million related to the closure of Goodyear’s manufacturing facility in Italy announced in 1999 and $66.5 million continued the rationalization programs announced in the fourth quarter of 2000.

         Goodyear recorded a net rationalization charge totaling $124.1 million ($100.1 million after tax or $.63 per share) during 2000, of which $4.7 million related to the 1999 program, primarily the closure of Goodyear’s manufacturing facility in Italy, and $119.4 million related to rationalization actions announced during 2000. Of the $119.4 million, $86.4 million related to future cash outflows, primarily for associate severance costs and $33.0 million related to non-cash writeoffs. These 2000 actions were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America.

         Associate-related rationalization costs for the first quarter 2001/fourth quarter 2000 totaled $152.0 million. Activity during 2001 is presented below:

	Balance at	2001				Balance at
(In millions)	12/31/00	Charges	Incurred	Reversed		12/31/01

Plant downsizing and consolidation	$48.0	$10.8	$(56.8)	$	( .9)	$1.1

Worldwide associate reductions	25.2	48.6	(66.0)		(3.0)	4.8

	$73.2	$59.4	$(122.8)		$(3.9)	$5.9

Under the above programs, Goodyear provided for the release of approximately 7,100 associates around the world, primarily production and support associates. To date, 6,800 associates have been released for which Goodyear incurred costs totaling $122.8 million during 2001. Goodyear plans to release the remaining 300 associates and complete the plan in the first quarter of 2002.

         Rationalization costs, other than associate-related costs, for these programs totaled $33.9 million, and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. Goodyear plans to complete these actions during the first quarter of 2002. Activity during 2001 is presented below:

	Balance at	2001			Balance at
(In millions)	12/31/00	Charges	Incurred	Reversed	12/31/01

Plant downsizing and consolidation	$8.8	$7.1	$(12.3)	$(.2)	$3.4

1999 Program

During 1999, Goodyear committed to a number of rationalization actions to reduce costs and increase productivity and efficiency. The actions consisted of worldwide associate reductions, exit from the CART/IRL racing series, termination of tire production at the Gadsden, Alabama facility and manufacturing facilities in Latin America and Italy, and downsizing and consolidation of tire manufacturing facilities in North America, Europe and Latin America. A charge of $240.1 million ($177.7 million after tax or $1.13 per share)

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

was recorded, of which $47.6 million related to non-cash writeoffs and $192.5 million related to future cash outflows, primarily for associate severance costs. The associate-related charges of $171.6 million provided for the release of approximately 5,000 associates worldwide. Non-associate-related costs of $68.5 million were primarily for the writeoff of equipment taken out of service and noncancellable contracts at the closed manufacturing facilities. Goodyear recorded additional charges of $4.7 million in 2000 and $12.5 million in 2001 related to the closing of the manufacturing facility in Italy for associates that accepted negotiated benefits in those respective periods.

         Activity during 2001 for associate-related and other than associate-related costs related to the 1999 actions are presented below:

	Balance at	2001		Balance at
(In millions)	12/31/00	Charges	Incurred	12/31/01

	$4.3	$12.5	$(16.0)	$.8

Under the above programs, approximately 350 associates were released in 2001 at a cost of $16.0 million, including the remaining costs related to the 1999 closing of the tire plant in Italy. Goodyear has completed these actions with the exception of ongoing severance payments.

         Goodyear recorded reversals of, and adjustments to, rationalization plans of $68.5 million ($45.2 million after tax or $.29 per share) during 1999, including $51.5 million related to charges which were originally recorded during 1999, primarily related to the decision to resume production of certain passenger tire lines in a portion of the Gadsden facility. The remaining $17.0 million related to reserves from prior year plans which were no longer needed for their originally intended purposes. The net charge to the Consolidated Statement of Income totaled $171.6 million ($132.5 million after tax or $.84 per share) during 1999.

Dunlop Integration Program

The following rationalization actions have been recorded as adjustments to the purchase price allocation in respect of the acquired Dunlop businesses, and did not affect the Consolidated Statement of Income.

         Goodyear committed to certain rationalization actions related to the Dunlop businesses acquired from Sumitomo on September 1, 1999, for the purpose of optimizing market growth opportunities and maximizing cost efficiencies. Goodyear has recorded costs totaling $72.8 million, including $5.7 million in the first quarter of 2001, substantially all of which was for future cash outflows. Under these rationalization programs, associate-related costs for the release or relocation of approximately 2,000 production, support, technical, retail and administrative associates totaling $58.5 million were recorded, and rationalization costs, other than associate-related costs, totaling $14.3 million were recorded primarily for lease cancellations and noncancellable leases.

         During 2001, Goodyear incurred associate-related costs of $16.5 million for the release of approximately 800 associates. During 2001, Goodyear evaluated the remaining reserves and recorded total reversals of $5.0 million for reserves no longer needed for their originally intended purposes. The remaining balance of $1.9 million relates to ongoing associate severance payments. During 2001, Goodyear incurred $5.6 million for rationalization costs, other than associate-related costs, primarily for ongoing lease payments. The remaining balance for rationalization costs, other than associate-related costs, at December 31, 2001 was $4.9 million. Goodyear has completed these actions during 2001, except for future rental payments under noncancellable leases.

Note 4

Other (Income) and Expense
(In millions)	2001	2000	1999

Asset sales	$(44.4)	$(5.0)	$(166.7)

Interest income	(13.5)	(13.9)	(16.3)

Financing fees and financial instruments	50.1	44.8	41.1

Miscellaneous	19.6	1.9	(5.2)

	$11.8	$27.8	$(147.1)

During 2001, Goodyear recorded a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom in the first quarter. Additionally, Goodyear recorded a gain of $27.4 million ($16.9 million after tax or $.10 per share) resulting from the sale of the Specialty Chemical Business in the 2001 fourth quarter. Other (Income) and Expense in the third quarter of 2000 included a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in Mexico. During 1999, Goodyear recorded a gain of $149.7 million ($143.7 million after tax or $.90 per share) on the change in control of 25% of the European businesses contributed to Goodyear Dunlop Tires Europe B.V. by Goodyear. In addition, proceeds of $17.0 million ($11.1 million after tax or $.07 per share) were realized in 1999 from Goodyear’s sale of customer lists and formulations in connection with its exit from the production of certain rubber chemicals.

         Interest income consists of amounts earned on deposits. At December 31, 2001, $127.1 million or 13.2% of Goodyear’s cash, cash equivalents and short term securities were concentrated in Latin America, primarily Brazil ($93.2 million or 36.9% at December 31, 2000) and $82.1 million or 8.6% were concentrated in Asia ($65.8 million or 26.0% at December 31, 2000). Dividends received by the Company

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

and domestic subsidiaries from its consolidated international operations for 2001, 2000 and 1999 were $114.8 million, $102.2 million and $352.4 million, respectively.

         Financing fees and financial instruments consist primarily of fees paid under Goodyear’s domestic accounts receivable continuous sale programs. Refer to Note 5.

Note 5

Accounts and Notes Receivable
(In millions)	2001	2000

Accounts and notes receivable	$1,571.7	$2,168.0

Allowance for doubtful accounts	(84.9)	(93.3)

	$1,486.8	$2,074.7

During the second quarter of 2001, Goodyear terminated its $550 million domestic accounts receivable continuous sale program and entered into a new program. The new program involves the continuous sale of substantially all of Goodyear’s domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings are secured by the trade accounts receivable purchased from Goodyear ($580.0 million at December 31, 2001), (b) the cash proceeds of Goodyear’s $98.2 million equity investment in Wingfoot A/R LLC and, (c) a subordinated note payable to the Company in the amount of $385.2 million at December 31, 2001, which is equal to the total amount of trade receivables purchased by Wingfoot A/R LLC minus the sum of the equity of Wingfoot A/R LLC and the cash proceeds from the sale of the notes issued by Wingfoot A/R LLC to the five bank affiliated note purchasers and minus a discount. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods.

         The following table presents certain cash flows between Goodyear and Wingfoot A/R LLC:

(In millions)	2001

Proceeds from new securitizations	$741.5

Proceeds from collections reinvested in previous securitizations	4,448.6

Servicing fees received	4.3

Reimbursement for rebates and discounts issued	112.0

Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At December 31, 2001, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $150 million.

         The following table presents certain cash flows related to these programs:

(In millions)	2001

Proceeds from new securitizations	$124.5

Proceeds from collections reinvested in previous securitizations	254.8

Reimbursement for rebates and discounts issued	15.2

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2001 and 2000. The balance of net proceeds from all domestic and international agreements worldwide was $851.8 million at December 31, 2001, compared to $604.2 million at December 31, 2000.

Note 6

Inventories
(In millions)	2001	2000

Raw materials	$398.8	$480.4

Work in process	112.5	123.5

Finished product	1,869.6	2,275.8

	$2,380.9	$2,879.7

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 7

Goodwill
(In millions)	2001	2000

Goodwill	$676.7	$669.6

Accumulated amortization	(107.6)	(81.2)

	$569.1	$588.4

Amortization of goodwill totaled $26.4 million, $25.7 million and $24.1 million in 2001, 2000 and 1999, respectively. Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired.

Note 8

Investments

Investments

On February 25, 1999, Goodyear purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 (the “Sumitomo Note”). On August 15, 2000, Goodyear converted the entire principal amount of the Sumitomo Note into shares of the Common Stock of Sumitomo (the “Sumitomo Investment”). Goodyear has classified the Sumitomo Investment as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

         The fair value of the Sumitomo Investment was $90.1 million and $100.9 million at December 31, 2001 and 2000, respectively, and is included in Other Assets on the Consolidated Balance Sheet. Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. Goodyear’s 1.2% Convertible Note Payable Due August 16, 2001 in the principal amount of ¥6,536,535,767 had been designated as a hedge of the exchange exposure of the Sumitomo Investment during 2000. To the extent the hedge was effective, the effect of exchange rate changes on Goodyear’s Note were reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income. At December 31, 2001 the gross unrealized holding loss on the Sumitomo Investment, net of the hedge, totaled $26.8 million ($16.6 million after tax), compared to $16.1 million ($10.0 million after tax) at December 31, 2000.

Noncash Investing and Financing Activities

The Consolidated Statement of Cash Flows is presented net of the following transactions:

         In connection with Goodyear’s strategic alliance with Sumitomo, on February 25, 1999 the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the “Note Agreement”). The Company’s Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of ¥5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 (the “Sumitomo Note”). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, ¥50 par value per share, of Sumitomo at a conversion price of ¥539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999. The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of the Common Stock of Sumitomo, which represents 10% of Sumitomo’s outstanding shares.

         On July 7, 2000, Goodyear and Sumitomo amended the Note Agreement and on August 15, 2000: (1) Sumitomo converted ¥6,536,535,167 principal amount of the Company’s Note into approximately 1,138,030 shares of the Common Stock of the Company; (2) the Company paid ¥223,933,167 of interest on the Note; and (3) Sumitomo surrendered the Note and the Company issued a replacement note in the principal amount of ¥6,536,535,767 due on August 16, 2001 and payable at the Company’s option in cash or in shares of Common Stock at a conversion price of ¥5,731, subject to adjustment. The replacement note bore interest at the rate of 1.2% per annum from August 15, 2000 until the fifteenth day prior to its conversion into 1,140,866 shares of the Company’s Common Stock on February 6, 2001.

         The acquisition cost of the strategic alliance with Sumitomo in 1999 included the approximately $307 million fair value of 25% of Goodyear’s businesses contributed to the European joint venture. Goodyear also acquired debt totaling $130 million in Dunlop’s European and North American businesses.

         In 2001, the Company issued 4.3 million shares of its common stock with a market value of approximately $100.0 million as a contribution to certain domestic pension plans. In 2000, Goodyear acquired a majority ownership interest in a retreading production and distribution operation in the United States, and recorded a liability for the expected future payment of $72.5 million. In 1999, Goodyear’s Slovenian tire manufacturing subsidiary recorded fixed assets totaling $43.4 million acquired under a capital lease.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 9

Properties and Plants

		2001			2000
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Properties and plants, at cost:

Land and improvements	$368.0	$15.3	$383.3	$390.3	$20.7	$411.0

Buildings and improvements	1,606.3	98.7	1,705.0	1,683.4	108.5	1,791.9

Machinery and equipment	8,530.4	87.1	8,617.5	8,537.5	92.3	8,629.8

Construction in progress	440.9	—	440.9	550.9	—	550.9

	10,945.6	201.1	11,146.7	11,162.1	221.5	11,383.6

Accumulated depreciation	(5,957.1)	(73.5)	(6,030.6)	(5,785.5)	(77.1)	(5,862.6)

	$4,988.5	$127.6	$5,116.1	$5,376.6	$144.4	$5,521.0

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, approximately 18 years; machinery and equipment, approximately 10 years.

Note 10

Leased Assets

Net rental expense charged to income follows:

(In millions)	2001	2000	1999

Gross rental expense	$288.8	$289.9	$260.4

Sublease rental income	(67.8)	(69.1)	(72.5)

	$221.0	$220.8	$187.9

Goodyear enters into capital and operating leases primarily for its vehicles, data processing equipment and its wholesale and retail distribution facilities under varying terms and conditions. Goodyear subleases some of its domestic retail distribution network to independent dealers. Many of the leases provide that Goodyear will pay taxes assessed against leased property and the cost of insurance and maintenance.

         While substantially all subleases and some operating leases are cancellable for periods beyond 2002, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, Goodyear would normally expect to renew the leases or substitute another more favorable retail location.

         The following table presents minimum future lease payments:

						2007 and
(In millions)	2002	2003	2004	2005	2006	beyond	Total

Capital Leases

Minimum lease payments	$9.5	$7.9	$6.6	$5.2	$4.5	$45.7	$79.4

Minimum sublease rentals	(.1)	—	—	—	—	—	(.1)

	$9.4	$7.9	$6.6	$5.2	$4.5	$45.7	$79.3

Imputed interest							(29.7)

Executory costs							(.9)

Present value							$48.7

Operating Leases

Minimum lease payments	$272.1	$201.2	$158.5	$123.3	$116.0	$432.1	$1,303.2

Minimum sublease rentals	(44.1)	(36.4)	(27.2)	(18.9)	(10.8)	(17.2)	(154.6)

	$228.0	$164.8	$131.3	$104.4	$105.2	$414.9	$1,148.6

Imputed interest							(385.0)

Present value							$763.6

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 11

FINANCING ARRANGEMENTS AND

DERIVATIVE FINANCIAL INSTRUMENTS

SHORT TERM DEBT AND FINANCING ARRANGEMENTS

Substantial short term and long term credit sources are available to Goodyear globally under normal commercial practices. In total, Goodyear had credit arrangements of $6.1 billion available at December 31, 2001, of which $2.6 billion were unused.

         At December 31, 2001, Goodyear had short term committed and uncommitted credit arrangements totaling $1.3 billion, of which $1.1 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements.

         Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $364.7 million at December 31, 2001. Current maturities of long term debt represented $109.7 million of this total, with a weighted average interest rate of 5.46% at December 31, 2001. The remaining $255.0 million was short term debt of international subsidiaries, with a weighted average interest rate of 6.6% at December 31, 2001.

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2001, Goodyear had long term credit arrangements totaling $4.8 billion, of which $1.5 billion were unused.

         The following table presents long term debt at December 31:

(In millions)	2001	2000

5.375% Swiss franc bond due 2006	$94.5	$96.7

6.375% Euro Notes due 2005	354.5	371.1

Notes:

8 1/8% due 2003	299.8	299.7

6 5/8% due 2006	249.5	249.4

8 1/2% due 2007	300.0	300.0

6 3/8% due 2008	99.7	99.7

7 6/7% due 2011	650.0	—

7% due 2028	149.0	148.9

Bank term loans due 2002 – 2005	895.7	151.4

Domestic short term borrowings	—	500.0

Other domestic and international debt	171.8	229.4

	3,264.5	2,446.3

Capital lease obligations	48.8	62.5

	3,313.3	2,508.8

Less portion due within one year	109.7	159.2

	$3,203.6	$2,349.6

In addition to the amounts in the table above, on February 25, 1999 Goodyear issued to Sumitomo Rubber Industries at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 (equivalent to $127.8 million at December 31, 1999). Goodyear’s Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of ¥5,731 per share, subject to certain adjustments.

         On August 15, 2000, Sumitomo converted ¥6,536,535,167 principal amount of the Note into approximately 1,138,030 shares of the Common Stock of the Company, and Goodyear issued a replacement note in the principal amount of ¥6,536,535,767 due on August 16, 2001 (equivalent to $56.9 million at December 31, 2000) bearing interest at 1.2% per annum and payable at Goodyear’s option in cash or in shares of Common Stock at a conversion price of ¥5,731, subject to adjustment. The replacement note was convertible into Common Stock of the Company at a conversion price of ¥5,731 per share, subject to adjustment, at any time prior to maturity. On February 6, 2001, Sumitomo converted the replacement note into 1,140,866 shares of Common Stock of the Company.

         At December 31, 2001, the fair value of Goodyear’s long term fixed rate debt amounted to $2.36 billion, compared to its carrying amount of $2.35 billion. At December 31, 2000, the fair value of Goodyear’s long term fixed rate debt amounted to $1.73 billion, compared to its carrying amount $1.78 billion. The difference was attributable primarily to the long term Notes issued in 2001 and 2000. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of Goodyear’s variable rate debt approximated its carrying amount at December 31, 2001 and 2000.

         The Swiss franc bond was hedged by foreign exchange contracts at December 31, 2001 and 2000, as discussed below.

         Goodyear has designated €100 million principal amount of the Euro Notes as hedging the exposure to the impact of Euro/U.S. dollar exchange rate movements on the equity of certain of its subsidiaries in Europe. The remaining €300 million principal amount is hedged by foreign exchange contracts, as discussed below.

         The Notes and Euro Notes have an aggregate face amount of $2.1 billion and are reported net of unamortized discount aggregating $2.7 million ($1.5 billion and $3.2 million, respectively, at December 31, 2000).

         The bank term loans due 2002 through 2005 are comprised of $890.0 million of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 4.0% per annum, and $5.7 million

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

of fixed rate agreements bearing interest at a weighted average rate of 6.1% per annum at December 31, 2001.

         There were no domestic short term bank borrowings outstanding at December 31, 2001. At December 31, 2000, all commercial paper outstanding, which was issued for terms of less than 154 days, and certain domestic short term bank borrowings outstanding, which by their terms are or were due within one year, were classified as long term debt on the Consolidated Balance Sheet. These obligations were supported by lending commitments under the two revolving credit facilities described below. It was the Company’s intent to maintain these debt obligations as long term.

         Other domestic and international debt consisted of fixed and floating rate bank loans denominated in U.S. dollars and other currencies and maturing in 2002-2004. The weighted average interest rate in effect under these loans was 6.22% at December 31, 2001.

         The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $775 million 364-day revolving credit facility. These agreements were amended in August and November, 2001.

         The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. Goodyear pays a commitment fee ranging from 12.5 to 25 basis points (based on its ratio of debt to debt plus equity) on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 37.5 to 125 basis points over LIBOR (or 50 to 137.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon Goodyear’s leverage. During 2001, commitment fees averaged 19.5 basis points.

         The $775 million 364-day credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank’s commitment. Goodyear pays a commitment fee ranging from 10 to 20 basis points on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 40 to 130 basis points over LIBOR (or 52.5 to 142.5 basis points over a defined CD rate). These fees may fluctuate quarterly within these ranges based upon Goodyear’s leverage. During 2001, commitment fees averaged 14.6 basis points.

         Each of the facilities provide that the Company may obtain loans bearing interest at reserve adjusted LIBOR or a defined certificate of deposit rate, plus in each case the applicable usage fee, at rates based on the prime rate, or at rates determined on a competitive bid basis. Under each of the facility agreements, a utilization fee of 25 basis points per annum is charged each day on which the sum of the outstanding loans exceeds 50% of the total commitment. No utilization fees were paid during 2001. Each facility agreement contains certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There are no borrowings outstanding under these agreements at December 31, 2001. These revolving credit facilities support, among other things, the uncommitted short term bank facilities.

         The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 2001 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2002	2003	2004	2005	2006

Debt incurred under or supported by revolving credit agreements	$—	$—	$—	$—	$—

Other	109.7	414.6	807.6	407.1	346.0

	$109.7	$414.6	$807.6	$407.1	$346.0

Refer to Note 5 for additional information on financing arrangements. Refer to Note 10 for additional information on capital lease obligations.

Derivative Financial Instruments

Goodyear adopted Statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001.

Interest Rate Exchange Contracts

Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used by Goodyear to separate interest rate risk management from the debt funding decision. At December 31, 2001, the interest rate on 75% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 54% at December 31, 2000.

         The following table presents contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

(Dollars in millions)	12/31/00	New	Matured	12/31/01

Fixed rate contracts:

Notional principal

amount	$50.0	$325.0	$50.0	$325.0

Pay fixed rate	6.25%	5.00%	6.25%	5.00%

Receive variable

LIBOR	6.67	1.91	5.23	1.91

Average years to

maturity	.9			2.2

Fair value:

favorable (unfavorable)	$—			$(9.2)

Carrying amount:

Long term

assets	—			.2

Current

(liability)	(.2)			(8.3)

Long term

(liability)	—			(1.1)

Weighted average information during the years 2001, 2000 and 1999 follows:

(Dollars in millions)	2001	2000	1999

Fixed rate contracts:

Notional principal	$129	$71	$96

Receive variable LIBOR	3.58%	6.63%	5.26%

Pay fixed rate	5.43	6.24	6.18

Interest Rate Lock Contracts

Goodyear will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2001 or 2000.

Foreign Currency Contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear will enter into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and €300 million of Euro Notes due 2005 are hedged by currency swap agreements.

         Contracts hedging the Swiss franc bond, the Euro Notes and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2002 and 2003. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

         Amounts are reclassified from OCI into earnings each period to offset the effects of exchange rate movements on the principal and interest of the Swiss franc bond and the Euro Notes. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

         The following table presents foreign currency contracts at December 31:

(In millions)	2001		2000

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount

Buy currency:

Euro	$441.2	$460.2	$310.1	$296.7

Swiss franc	99.4	94.0	106.1	95.6

U.S. dollar	49.6	49.0	81.0	80.2

Canadian dollar	45.2	45.8	—	—

Japanese yen	16.1	16.0	7.0	7.5

British pound	10.3	10.3	—	—

	$661.8	$675.3	$504.2	$480.0

Contract maturity:

Swiss franc swap	3/06	3/06

Euro swap	6/05	6/05

All other	1/02 – 03/03	1/01 – 3/04

Sell currency:

Euro	$95.0	$96.0	$15.8	$15.6

Swedish krona	22.9	22.4	23.0	22.9

U.S. dollar	6.2	6.2	35.4	35.5

All other	5.0	5.0	6.3	6.3

	$129.1	$129.6	$80.5	$80.3

Contract maturity:	1/02 – 3/02	1/01 – 3/01

Carrying amount —

asset (liability):

Swiss franc swap —

current	$(4.6)	$—

Swiss franc swap —

long term	10.2	19.0

Euro swaps —

current	(5.5)	—

Euro swaps —

long term	(15.0)	3.2

Other —

current asset	2.4	.8

Other —

current (liability)	(1.1)	—

The counterparties to Goodyear’s interest rate swap and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts were considered by Goodyear to be material.

Hedges of Net Investment in Foreign Operations

In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders’ equity, Goodyear has designated certain foreign currency-denominated nonderivative instruments as hedges of its net investment in various foreign operations.

         On January 1, 2001, €100 million of Goodyear’s 6 5/8% Notes due 2005 was designated as hedging Goodyear’s net investment in European subsidiaries which have the Euro as the functional currency. In addition, from January 1 to February 6 of 2001, Goodyear’s ¥6,536,535,767 Sumitomo 1.2% Convertible Note Payable Due August 2001 was designated as hedging Goodyear’s net investment in Japanese subsidiaries which have the Yen as the functional currency. The Note Payable was converted into shares of the Common Stock of the Company on February 6, 2001.

Results of Hedging Activities

Ineffectiveness and premium amortization pretax charges totaled $1.5 million during the twelve months ended December 31, 2001. Deferred net pretax losses totaling $7.1 million on hedges of forecasted transactions are anticipated to be recognized in income during the twelve months ending December 31, 2002. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of certain long term currency exchange contracts.

Deferred pretax gains totaling $4.9 million were recorded as Foreign Currency Translation Adjustment during the twelve months ended December 31, 2001, respectively, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 12

Stock Compensation Plans and Dilutive Securities

The Company’s 1989 Goodyear Performance and Equity Incentive Plan (which expired in 1997 except as to grants and awards then outstanding) and the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company provided for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. Stock options and related SARs granted during 2001 generally have a maximum term of ten years and vest pro rata over four years.

         Performance units granted during 2001 are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%) over a three year performance period each beginning January 1, 2002. To the extent earned, a portion of the performance units will generally be paid in cash (subject to deferral under certain circumstances) and a portion may be automatically deferred for at least five years in the form of units. Each unit is equivalent to a share of the Company’s Common Stock and payable in cash, shares of the Company’s Common Stock or a combination thereof at the election of the participant. A maximum of 15,000,000 shares of the Company’s Common Stock are available for issuance pursuant to grants and awards made under the 1997 Plan through December 31, 2001. The 1997 Plan expired on December 31, 2001, except as to options and other grants then outstanding.

         On December 4, 2000, the Company adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees, under which options in respect of up to 3,500,000 shares of the Common Stock of the Company may be granted, and the Hourly and Salaried Employee Stock Option Plan, under which options in respect of up to 600,000 shares of the Company’s Common Stock may be granted. Stock options granted under these plans have a maximum term of ten years and vest over one to three years.

         Stock-based compensation activity for the years 2001, 2000 and 1999 follows:

	2001		2000		1999

	Shares	SARs	Shares	SARs	Shares	SARs

Outstanding at January 1	19,054,838	2,783,983	12,418,808	2,141,954	9,563,252	1,496,670

Options granted	3,208,270	732,248	6,606,441	689,170	3,371,948	716,643

Options without SARs exercised	(105,360)	—	(36,900)	—	(347,312)	—

Options with SARs exercised	(6,665)	(6,665)	—	—	(44,126)	(44,126)

SARs exercised	(13,500)	(13,500)	(3,900)	(3,900)	(9,870)	(9,870)

Options without SARs expired	(345,151)	—	(227,913)	—	(68,342)	—

Options with SARs expired	(97,285)	(97,285)	(43,241)	(43,241)	(17,363)	(17,363)

Performance units granted	283,300	—	478,200	—	13,353	—

Performance unit shares issued	—	—	(127,871)	—	(8,876)	—

Performance units cancelled	(136,649)	—	(8,786)	—	(33,856)	—

Outstanding at December 31	21,841,798	3,398,781	19,054,838	2,783,983	12,418,808	2,141,954

Exercisable at December 31	12,217,868	1,809,894	8,105,308	1,312,398	5,741,778	847,358

Available for grant at December 31	486,130		4,179,728		7,433,575

Significant option groups outstanding at December 31, 2001 and related weighted average price and remaining life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercisable Price	Remaining Life (Years)

12/03/01	3,083,590	—	$22.05	10

12/04/00	5,925,564	2,409,296	17.68	9

12/06/99	3,140,719	1,795,681	32.00	8

11/30/98	2,052,699	1,661,410	57.25	7

12/02/97	1,793,929	1,793,929	63.50	6

12/03/96	1,516,966	1,516,966	50.00	5

1/09/96	1,187,814	1,187,814	44.00	4

1/04/95	632,735	632,735	34.75	3

All other	1,667,422	1,220,037	37.64	2

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

The 1,667,422 options in the ‘All other’ category were outstanding at exercise prices ranging from $17.68 to $74.25, with a weighted average exercise price of $33.89. All options and SARs were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant.

         Weighted average option exercise price information follows:

	2001	2000	1999

Outstanding at January 1	$35.54	$45.63	$50.27

Granted during the year	22.05	17.68	32.00

Exercised during the year	20.53	16.59	23.71

Outstanding at December 31	33.87	35.54	45.63

Exercisable at December 31	41.34	47.48	47.55

Forfeitures and cancellations were insignificant.

         Weighted average fair values at date of grant for grants in 2001, 2000 and 1999 follow:

	2001	2000	1999

Options	$6.95	$6.58	$12.85

Performance units	22.05	19.00	51.62

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999

Expected life (years)	5	5	5

Interest rate	4.48%	5.44%	5.97%

Volatility	25.2	30.5	33.4

Dividend yield	3.18	2.81	2.12

The fair value of performance units at date of grant was equal to the market value of the Company’s common stock at that date.

         Stock-based compensation costs reduced (increased) income as follows:

(In millions, except per share)	2001	2000	1999

Pretax income	$3.9	$.2	$(12.4)

Net income	2.4	.1	(7.7)

Net income per share	.02	—	(.05)

The following table presents the pro forma reduction in income that would have been recorded had the fair values of options granted in each year been recognized as compensation expense on a straight-line basis over the vesting period of each grant.

(In millions, except per share)	2001	2000	1999

Pretax income	$43.1	$33.9	$30.3

Net income	30.5	25.3	23.2

Net income per share	.19	.16	.15

Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	2001	2000	1999

Average shares outstanding— basic	159,955,869	156,840,646	156,182,004

Stock options	—	213,443	758,437

Performance units	—	—	98,230

1.2% Convertible Note Payable	—	1,710,837	1,900,928

Average shares outstanding— diluted	159,955,869	158,764,926	158,939,599

The average shares outstanding-diluted total for 2001 does not include the antidilutive impact of 1.8 million shares of potential common stock associated with stock options and .1 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

Note 13

Savings Plans

Substantially all domestic associates are eligible to participate in one of Goodyear’s two savings plans. Under these plans associates elect to contribute a percentage of their pay. Most plans provided for Goodyear’s matching of these contributions (up to a maximum of 6% of the associate’s annual pay or, if less, $10,500) at the rate of 50%. Goodyear contributions were $37.8 million, $41.4 million and $43.0 million for 2001, 2000 and 1999, respectively. A defined contribution pension plan for certain foreign associates was established July 1, 1999. Goodyear contributions were $.1 million in 2001 and 2000 and $2.4 million in 1999.

         In April 2001, a defined contribution plan was established for associates at Wingfoot Commercial Tire Systems LLC. The Company contributions to this plan were $1.1 million in 2001.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 14

Postretirement Health Care and

Life Insurance Benefits

The Company and its subsidiaries provide substantially all domestic associates and associates at certain international subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by Goodyear. Benefit payments are funded from operations.

         Net periodic benefit cost follows:

(In millions)	2001	2000	1999

Service cost — benefits

earned during the period	$17.8	$19.5	$21.5

Interest cost	183.2	164.2	145.6

Amortization of unrecognized:

— net losses	13.6	14.7	9.0

— prior service cost	10.4	(2.2)	(2.3)

	$225.0	$196.2	$173.8

As a result of rationalization actions, Goodyear recognized a curtailment gain of $.2 million and a special termination loss of $6.5 million in 2001 and a curtailment loss of $3.7 million and a special termination loss of $1.4 million in 2000. Refer to Note 3.

         The following table sets forth changes in the accumulated benefit obligation and amounts recognized on Goodyear’s Consolidated Balance Sheet at December 31, 2001 and 2000:

(In millions)	2001	2000

Accumulated benefit obligation:

Beginning balance	$(2,153.7)	$(2,124.3)

Service cost — benefits earned	(17.8)	(19.5)

Interest cost	(183.2)	(164.2)

Plan amendments	(150.1)	(3.0)

Actuarial gain (loss)	(138.0)	(75.4)

Acquisitions	—	—

Foreign currency translation	11.6	7.5

Curtailments/settlements	(6.4)	(3.1)

Associate contributions	(4.2)	(2.2)

Benefit payments	258.1	230.5

Ending balance	(2,383.7)	(2,153.7)

Unrecognized net loss	440.8	313.5

Unrecognized prior service cost	119.0	(23.1)

Accrued benefit liability recognized on the Consolidated Balance Sheet	$(1,823.9)	$(1,863.3)

Of the accrued benefit liability recognized, $266.7 million and $222.0 million was included in current liabilities at December 31, 2001 and 2000, respectively.

         The following table presents significant assumptions used:

	U.S.	International

2001

Discount rate	7.75%	7.5%

Rate of increase in compensation levels	4.0	4.5

2000

Discount rate	8.0%	7.7%

Rate of increase in compensation levels	4.0	4.6

1999

Discount rate	7.5%	8.3%

Rate of increase in compensation levels	4.0	5.4

A 7.5% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 7.5% annual rate of increase for retirees 65 years and older is assumed in respect of 2002. These rates gradually decrease to 5.0% in 2012 and remain at that level thereafter. A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 2001 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated benefit obligation	$21.3	$(19.5)

Aggregate service and interest cost	2.4	(2.4)

Note 15

Pensions

Goodyear and its subsidiaries provide substantially all associates with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried associates provide benefits based on final five-year average earnings formulas. Associates making voluntary contributions to these plans receive higher benefits. Other plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

         Net periodic pension cost follows:

(In millions)	2001	2000	1999

Service cost-benefits earned during the period	$110.3	$119.6	$118.0

Interest cost on projected benefit obligation	377.4	353.0	314.6

Expected return on plan assets	(441.0)	(470.7)	(389.2)

Amortization of unrecognized:

— prior service cost	84.1	69.1	65.9

— net (gains) losses	6.8	(7.1)	14.2

— transition amount	.6	.4	.3

	$138.2	$64.3	$123.8

Goodyear recognized a settlement gain of $1.1 million, a curtailment gain of $.8 million and a special termination loss of $25.1 million during 2001. During 2000, Goodyear recognized a settlement loss of $1.4 million and a curtailment loss of $1.5 million and a special termination loss of $6.4 million. During 1999, Goodyear recognized a settlement gain of $12.5 million and a curtailment loss of $6.2 million. Refer to Note 3.

         The following table sets forth the funded status and amounts recognized on Goodyear’s Consolidated Balance Sheet at December 31, 2001 and 2000. At the end of 2001 and 2000, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

(In millions)	2001	2000

Projected benefit obligation:

Beginning balance	$(5,051.4)	$(4,878.1)

Service cost — benefits earned	(110.3)	(119.6)

Interest cost	(377.4)	(353.0)

Plan amendments	(11.1)	(248.6)

Actuarial gain (loss)	(157.6)	153.8

Associate contributions	(20.2)	(23.6)

Divestitures	2.1	—

Curtailments/settlements	(1.1)	6.7

Foreign currency translation	63.6	78.7

Benefit payments	448.4	332.3

Ending balance	(5,215.0)	(5,051.4)

Plan assets	4,176.2	4,749.6

Projected benefit obligation in excess of plan assets	(1,038.8)	(301.8)

Unrecognized prior service cost	573.4	645.7

Unrecognized net loss (gain)	798.3	(10.2)

Unrecognized net obligation at transition	4.7	6.7

Net benefit cost recognized on the Consolidated Balance Sheet	$337.6	$340.4

The following table presents significant assumptions used:

	U.S.	International

2001

Discount rate	7.75%	6.5%

Rate of increase in compensation levels	4.0	3.5

Expected long term rate of return on plan assets	10.0	8.5

2000

Discount rate	8.0%	6.7%

Rate of increase in compensation levels	4.0	3.6

Expected long term rate of return on plan assets	9.5	8.6

1999

Discount rate	7.5%	6.8%

Rate of increase in compensation levels	4.3	3.9

Expected long term rate of return on plan assets	9.5	8.8

The following table presents amounts recognized on the Consolidated Balance Sheet:

(In millions)	2001	2000

Prepaid benefit cost
— current	$159.4	$92.0

— long term	474.2	549.5

Accrued benefit cost
— current	(69.1)	(72.7)

— long term	(1,146.0)	(521.5)

Intangible asset	504.9	259.4

Deferred income taxes	136.2	11.8

Minority shareholders’ equity	20.7	—

Accumulated other comprehensive income	257.3	21.9

Net benefit cost recognized on the Consolidated Balance Sheet	$337.6	$340.4

The following table presents changes in plan assets:

(In millions)	2001	2000

Beginning balance	$4,749.6	$5,178.9

Actual return on plan assets	(230.6)	(117.2)

Company contributions	186.5	81.0

Associate contributions	20.2	23.6

Settlements	(48.3)	(7.8)

Foreign currency translation	(52.8)	(76.6)

Benefit payments	(448.4)	(332.3)

Ending balance	$4,176.2	$4,749.6

For plans that are not fully funded:

(In millions)	2001	2000

Accumulated benefit obligation	$3,959.0	$2,487.1

Plan assets	3,183.9	2,239.9

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements. At December 31, 2001, these plans accounted for $153.1 million of Goodyear’s accumulated benefit obligation, $162.4 million of its projected benefit obligation and $13.4 million of its minimum pension liability adjustment ($167.7 million, $177.4 million and $16.7 million, respectively, at December 31, 2000).

Note 16

Income Taxes

The components of Income before Income Taxes, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

(In millions)	2001	2000	1999

U.S.	$(341.2)	$(142.3)	$(69.5)

Foreign	68.2	201.1	369.6

	(273.0)	58.8	300.1

Minority Interest in Net Income of Subsidiaries	.2	33.5	40.3

	$(272.8)	$92.3	$340.4

A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

(Dollars in millions)	2001	2000	1999

U.S. Federal income tax at the statutory rate of 35%	$(95.5)	$32.3	$119.2

Adjustment for foreign income taxed at different rates	(17.3)	(26.0)	(17.7)

Gain on formation of Goodyear Dunlop Tires Europe B.V	—	—	(56.9)

State income taxes, net of Federal benefit	(21.1)	(7.4)	(12.7)

Foreign operating loss with no tax benefit provided	69.4	24.8	24.0

Other	(4.9)	(5.2)	1.0

United States and Foreign Taxes on Income	$(69.4)	$18.5	$56.9

Effective tax rate	25.4%	20.0%	16.7%

The components of the provision for income taxes by taxing jurisdiction follow:

(In millions)	2001	2000	1999

Current:

Federal	$45.9	$2.3	$40.7

Foreign income and withholding taxes	134.5	151.4	157.4

State	2.2	3.7	(.2)

	182.6	157.4	197.9

Deferred:

Federal	(184.4)	(101.4)	(128.5)

Foreign	(32.9)	(22.6)	6.6

State	(34.7)	(14.9)	(19.1)

	(252.0)	(138.9)	(141.0)

United States and Foreign Taxes on Income	$(69.4)	$18.5	$56.9

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2001 and 2000 follow:

(In millions)	2001	2000

Postretirement benefits other than pensions	$641.2	$674.6

Vacation and sick pay	68.6	71.0

Items reflected as paid or received	172.0	102.7

Tax credit and operating loss carryforwards	206.9	208.4

Capitalized expenditures for tax reporting	341.3	199.9

Rationalizations and other provisions	43.3	37.2

Alternative minimum tax credit carryforwards	20.0	46.7

Other	126.9	59.7

	1,620.2	1,400.2

Valuation allowance	(257.9)	(224.3)

Total deferred tax assets	1,362.3	1,175.9

Total deferred tax liabilities

— property basis differences	(444.7)	(499.3)

— inventory	(61.0)	(92.3)

— pensions	(20.3)	(157.8)

Total deferred taxes	$836.3	$426.5

At December 31, 2001, Goodyear had tax credit carryforwards of $3.8 million and $203.1 million of tax assets on foreign net operating loss carryforwards, some of which are subject to expiration beginning in 2002. At December 31, 2001, Goodyear had recorded valuation allowances totaling $257.9 million against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.

         Goodyear made net cash payments for income taxes in 2001, 2000 and 1999 of $50.8 million, $152.7 million and $204.0 million, respectively.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

         No provision for Federal income tax or foreign withholding tax on retained earnings of international subsidiaries of $1,727 million is required because this amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

Note 17

Interest Expense

Interest expense includes interest and amortization of debt discount and expense, less amounts capitalized as follows:

(In millions)	2001	2000	1999

Interest expense before capitalization	$298.8	$294.6	$191.2

Capitalized interest	(6.4)	(12.0)	(11.8)

	$292.4	$282.6	$179.4

Goodyear made cash payments for interest in 2001, 2000 and 1999 of $292.6 million, $261.0 million and $192.8 million, respectively.

Note 18

Research and Development

Research and development costs for 2001, 2000 and 1999 were $375.5 million, $423.1 million and $438.0 million, respectively.

Note 19

Advertising Costs

Advertising costs for 2001, 2000 and 1999 were $268.7 million, $249.6 million and $238.2 million, respectively.

Note 20

Business Segments

Segment information reflects the strategic business units of Goodyear (SBUs), which are organized to meet customer requirements and global competition.

         The Tire business is comprised of five regional SBUs. The Engineered and Chemical businesses are each managed on a global basis. Segment information is reported on the basis used for reporting to Goodyear’s Chairman of the Board and Chief Executive Officer.

         Each of the five regional tire business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.

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

         Chemical Products develops, manufactures and sells synthetic rubber and rubber latices, and other organic chemical products for internal and external customers worldwide. Chemical Products also engages in plantation and natural rubber purchasing operations.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

(In millions)	2001	2000	1999

Sales

North American Tire	$7,152.3	$7,111.3	$6,648.6

European Union Tire	3,128.0	3,198.1	2,642.7

Eastern Europe, Africa and Middle East Tire	703.1	793.0	812.9

Latin American Tire	1,012.6	1,047.9	948.1

Asia Tire	493.9	524.6	593.2

Total Tires	12,489.9	12,674.9	11,645.5

Engineered Products	1,122.3	1,174.2	1,234.8

Chemical Products	1,037.3	1,129.7	949.8

Total Segment Sales	14,649.5	14,978.8	13,830.1

Inter-SBU sales	(521.0)	(567.1)	(482.8)

Other	18.7	5.4	8.1

Net Sales	$14,147.2	$14,417.1	$13,355.4

Income

North American Tire	$107.8	$260.7	$26.3

European Union Tire	57.2	88.7	188.0

Eastern Europe, Africa and Middle East Tire	20.2	54.6	49.8

Latin American Tire	89.8	69.8	67.7

Asia Tire	19.9	17.9	26.0

Total Tires	294.9	491.7	357.8

Engineered Products	11.6	43.1	70.4

Chemical Products	60.2	64.2	116.4

Total Segment Income (EBIT)	366.7	599.0	544.6

Rationalizations and asset sales	(162.4)	(119.1)	(4.9)

Interest expense	(292.4)	(282.6)	(179.4)

Foreign currency exchange	(.1)	6.7	27.6

Minority interest in net income of subsidiaries	(.2)	(33.5)	(40.3)

Inter-SBU income	(32.3)	(28.8)	(49.6)

Other	(152.3)	(82.9)	2.1

Income (Loss) before Income Taxes	$(273.0)	$58.8	$300.1

Assets

North American Tire	$4,856.7	$5,268.5	$5,046.6

European Union Tire	2,786.5	3,088.1	3,336.1

Eastern Europe, Africa and Middle East Tire	747.7	903.6	897.1

Latin American Tire	753.9	796.5	820.7

Asia Tire	600.9	668.5	725.5

Total Tires	9,745.7	10,725.2	10,826.0

Engineered Products	681.2	736.8	712.4

Chemical Products	601.6	742.9	689.6

Total Segment Assets	11,028.5	12,204.9	12,228.0

Corporate	2,484.4	1,363.1	1,050.1

Assets	$13,512.9	$13,568.0	$13,278.1

Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and EBIT. Results of operations of the Chemical Products segment included transfers to other SBUs. Segment EBIT is computed as follows: net sales less cost of goods sold, less selling, administrative and general expense (excluding corporate administrative expenses). Inter-SBU sales by Chemical Products were at the lower of a formulated price or market. Purchases from Chemical

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Products were included in the purchasing SBU’s EBIT at Chemical Products cost. Segment assets include those assets under the management of the SBU.

         Sales and operating income of the Asia Tire segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in South Pacific Tyres Ltd. (SPT), a tire manufacturer in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

         The following table presents the sales and operating income of Goodyear’s Asia Tire segment together with 100% of the sales and operating income of SPT:

(In millions)	2001	2000	1999

Net Sales

Asia Tire Segment	$493.9	$524.6	$593.2

SPT	481.3	563.6	674.5

	$975.2	$1,088.2	$1,267.7

Operating Income (Loss)

Asia Tire Segment	$19.9	$17.9	$26.0

SPT	(25.4)	(11.1)	31.2

	$(5.5)	$6.8	$57.2

SPT operating losses did not include rationalization charges of approximately $48.0 million in 2001 and $32.2 million in 2000. SPT debt totaled $67.4 million and $158.1 million at December 31, 2001 and December 31, 2000, respectively.

         Portions of the items described in Note 3, Rationalizations and Note 4, Other (Income) and Expense were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2001	2000	1999

Rationalizations

North American Tire	$31.6	$(.7)	$71.5

European Union Tire	81.5	23.3	2.8

Eastern Europe, Africa and Middle East Tire	11.2	9.6	.3

Latin American Tire	.2	65.7	77.3

Asia Tire	45.4	3.3	1.5

Total Tires	169.9	101.2	153.4

Engineered Products	1.5	3.8	8.8

Chemical Products	—	—	2.5

Total Segments	171.4	105.0	164.7

Corporate	35.4	19.1	6.9

Rationalizations	$206.8	$124.1	$171.6

Other (Income) and Expense North American Tire	$—	$—	$—

European Union Tire	(17.0)	—	(149.7)

Eastern Europe, Africa and Middle East Tire	—	—	—

Latin American Tire	—	(5.0)	—

Asia Tire	—	—	—

Total Tires	(17.0)	(5.0)	(149.7)

Engineered Products	—	—	—

Chemical Products	(27.4)	—	(17.0)

Total Segments	(44.4)	(5.0)	(166.7)

Corporate	56.2	32.8	19.6

Other (Income) and Expense	$11.8	$27.8	$(147.1)

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

(In millions)	2001	2000	1999

Capital Expenditures

North American Tire	$198.5	$235.4	$372.8

European Union Tire	71.4	94.0	106.2

Eastern Europe, Africa and Middle East Tire	37.7	43.4	46.9

Latin American Tire	24.8	36.6	50.6

Asia Tire	16.1	35.3	38.0

Total Tires	348.5	444.7	614.5

Engineered Products	29.0	36.7	54.6

Chemical Products	26.9	76.7	90.4

Total Segment Capital Expenditures	404.4	558.1	759.5

Corporate	31.0	56.4	45.5

Capital Expenditures	$435.4	$614.5	$805.0

Depreciation and Amortization

North American Tire	$286.0	$270.0	$219.7

European Union Tire	116.5	111.7	91.8

Eastern Europe, Africa and Middle East Tire	53.3	49.3	48.6

Latin American Tire	28.2	35.9	34.2

Asia Tire	34.0	38.2	40.5

Total Tires	518.0	505.1	434.8

Engineered Products	34.3	34.4	44.2

Chemical Products	38.7	39.4	35.8

Total Segment Depreciation and Amortization	591.0	578.9	514.8

Corporate	45.7	51.4	66.9

Depreciation and Amortization	$636.7	$630.3	$581.7

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

(In millions)	2001	2000	1999

Net Sales

United States	$7,655.8	$7,611.1	$7,136.6

International	6,491.4	6,806.0	6,218.8

	$14,147.2	$14,417.1	$13,355.4

Long-Lived Assets

United States	$4,317.7	$4,188.5	$4,080.1

International	2,923.8	3,166.3	3,290.2

	$7,241.5	$7,354.8	$7,370.3

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Note 21

Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income follow:

(In millions)	2001	2000

Foreign currency translation

adjustment	$(1,450.2)	$(1,273.9)

Minimum pension liability adjustment	(257.3)	(21.9)

Unrealized investment loss	(16.6)	(10.0)

Deferred derivative loss	(13.2)	—

	$(1,737.3)	$(1,305.8)

Note 22

Commitments and Contingent Liabilities

At December 31, 2001, Goodyear had binding commitments for investments in land, buildings and equipment of $121.5 million, and off-balance-sheet financial guarantees written and other commitments totaling $151.4 million.

         At December 31, 2001, Goodyear had recorded liabilities aggregating $66.5 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to Environmental Cleanup Matters at Note 1.

         At December 31, 2001, Goodyear had recorded liabilities aggregating $218.7 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

         Goodyear is a defendant in numerous lawsuits involving at December 31, 2001, approximately 63,000 claimants alleging various asbestos related personal injuries purported to result from exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,000 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At December 31, 2001, Goodyear has recorded an asset in the amount it expects to collect under the policies and coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

         The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. The estimated liability of Goodyear is not discounted or reduced for possible recoveries from insurance carriers. No liability has been recorded for unknown asbestos claims, and Goodyear cannot predict the number of future claims, the cost of disposing of existing and future claims, or the future ability to recover from insurance carriers.

         The Company is a defendant in three class actions and twenty other civil actions in various Federal and state courts alleging, among other things, breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes or other structures of the claimants. On February 25, 2002, a jury in a civil action in a Colorado State Court found, among other things, that the Company’s Entran II hose installed in five homesites was defective and awarded plaintiffs $5.9 million in damages, which are trebled under the Colorado Consumer Protection Act, plus interest, attorney’s fees and costs, for a total award of approximately $20 million. The Company continues to believe the hose was not defective. The Company believes the verdict was based on material errors of fact and law and will appeal. A jury in a civil action between the Company and Heatway in Federal District Court in Cleveland, Ohio, found that the Company did not breach the implied warranty of merchantability in respect of Entran II hose sold to Heatway for installation in radiant heating systems and that the hose was fit for use in the systems and the court, on February 4, 2000, dismissed all claims of Heatway regarding the Entran II hose.

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

         Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at December 31, 2001 with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

         Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 2001 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated net income for the period in which such determination occurs could be materially affected.

Note 23

Preferred Stock Purchase Rights Plan

In June 1996, the Company authorized 7,000,000 shares of Series B Preferred Stock (“Series B Preferred”) issuable only upon the exercise of rights (“Rights”) issued under the Preferred Stock Purchase Rights Plan adopted on, and set forth in the Rights Agreement dated, June 4, 1996. Each share of Series B Preferred issued would be non-redeemable, non-voting and entitled to (i) cumulative quarterly dividends equal to the greater of $25.00 or, subject to adjustment, 100 times the per year amount of dividends declared on Goodyear Common Stock (“the Common Stock”) during the preceding quarter and (ii) a liquidation preference.

         Under the Rights Plan, each shareholder of record on July 29, 1996 received a dividend of one Right per share of the Common Stock. Each Right, when exercisable, will entitle the registered holder thereof to purchase from the Company one one-hundredth of a share of Series B Preferred Stock at a price of $250 (the “Purchase Price”), subject to adjustment. The Rights will expire on July 29, 2006, unless earlier redeemed at $.001 per Right. The Rights will be exercisable only in the event that an acquiring person or group purchases, or makes — or announces its intention to make — a tender offer for, 15% or more of the Common Stock. In the event that any acquiring person or group acquires 15% or more of the Common Stock, each Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price.

         If the Company is acquired or a sale or transfer of 50% or more of the Company’s assets or earnings power is made after the Rights become exercisable, each Right (except those held by an acquiring person or group) will entitle the holder to purchase common stock of the acquiring entity having a market value then equal to two times the Purchase Price. In addition, when exercisable the Rights under certain circumstances may be exchanged by the Company at the ratio of one share of Common Stock (or the equivalent thereof in other securities, property or cash) per Right, subject to adjustment.

Supplementary Data (unaudited)

Quarterly Data and Market Price Information

(In millions, except per share)		Quarter

2001	First	Second	Third	Fourth	Year

Net Sales	$3,414.2	$3,582.5	$3,677.9	$3,472.6	$14,147.2

Gross Profit	628.6	670.4	683.6	545.1	2,527.7

Net Income (Loss)	$(46.7)	$7.8	$9.3	$(174.0)	$(203.6)

Net Income (Loss) Per Share

— Basic	$(.30)	$.05	$.06	$(1.07)	$(1.27)

— Diluted	(.30)	.05	.06	(1.07)	(1.27)

Average Shares Outstanding

— Basic	158.2	158.8	159.9	163.1	160.0

— Diluted	158.2	161.2	161.6	163.1	160.0

Price Range of Common Stock:*

High	$27.32	$30.40	$31.64	$25.28	$31.64

Low	22.72	22.80	17.72	17.85	17.72

Dividends Per Share	$.30	$.30	$.30	$.12	$1.02

The first quarter included a net after-tax charge of $57.1 million or $.36 per share for rationalizations and an after-tax gain of $13.9 million or $.09 per share from asset sales. The fourth quarter included a net after-tax charge of $101.2 million or $.62 per share for rationalizations and an after-tax gain of $16.9 million or $.10 per share from asset sales.

         Quarterly per share amounts do not add to the year 2001 per share amount due to issuance of 4.3 million shares of common stock in the third quarter.

(In millions, except per share)		Quarter

2000	First	Second	Third	Fourth	Year

Net Sales	$3,664.1	$3,607.3	$3,619.3	$3,526.4	$14,417.1

Gross Profit	730.1	756.7	650.5	642.5	2,779.8

Net Income (Loss)	$48.2	$77.1	$17.0	$(102.0)	$40.3

Net Income (Loss) Per Share
— Basic	$.31	$.49	$.11	$(.65)	$.26

— Diluted	.30	.49	.11	(.65)	.25

Average Shares Outstanding
— Basic	156.3	156.4	157.0	157.6	156.8

— Diluted	158.7	158.7	158.2	157.6	158.8

Price Range of Common Stock:*
High	$29 1/8	$31 5/8	$26 3/4	$24.09	$31 5/8

Low	20 3/8	19 3/4	17 1/4	15.60	15.60

Dividends Per Share	$.30	$.30	$.30	$.30	$1.20

The second quarter included a net after-tax charge of $5.2 million or $.03 per share for rationalizations. The third quarter included an after-tax gain of $3.2 million or $.02 per share from asset sales and an after-tax charge of $1.2 million or $.01 per share for rationalizations. The fourth quarter included an after-tax charge of $93.7 million or $.59 per share for rationalizations.

Per share amounts of unusual items are diluted.

*	New York Stock Exchange — Composite Transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE. None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by Item 401 of Regulation S-K in respect of directors of the Company is incorporated herein by reference to the text set forth under the caption “Election of Directors” at pages 3 through 6, inclusive, of the Company’s Proxy Statement, dated February 26, 2002, for its Annual Meeting of Shareholders to be held on April 15, 2002 (the “Proxy Statement”). For information regarding the executive officers of the Company, reference is made to Part I, Item 4(A), at pages 27 through 31, inclusive, of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely on a review of copies of reports on Forms 3, 4 and 5 received by the Company and on written representations from directors and executive officers, the Company believes that no director or executive officer of the Company filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 2001; except that, as a result of administrative errors (1) Mr. J. M. Zimmerman, a director of the Company, filed in February 2002 a Form 4 for the month of July 2001 to report his July 2001 purchases of shares of the Company’s Common Stock and amendments to his Forms 4 for the months of October and December of 2001 to reflect those purchases, (2) Mr. M. J. Roney, President, European Union Region, filed in February 2002 a Form 4 for the month of August 2001 to report his August 2001 purchase of shares of Common Stock and an amendment to his Form 4 for December 2001 to reflect that purchase, and (3) Mr. W. J. Fish, a Senior Vice President prior to his resignation effective August 31, 2001, filed in February 2002 a Form 4 to report his sale of shares of Common Stock in December 2001. To the knowledge of the Company, during 2001 no person was required to file reports under Section 16(a) of the Exchange Act as the beneficial owner of 10% or more of the Common Stock or any other class of the Company’s equity securities. Except as stated above, the Company is not aware of any failure by a director, executive officer or 10% beneficial owner to file a report required under Section 16(a) of the Exchange Act on a timely basis during or in respect of 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required by Item 402 of Regulation S-K in respect of the compensation of management of the Company is incorporated herein by reference to the text set forth in the Proxy Statement under the caption “Executive Officer Compensation”, at pages 18 through 26, inclusive.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by Item 403 of Regulation S-K relating to the ownership of the Company’s Common Stock by certain beneficial owners and management is incorporated herein by reference to the text set forth in the Proxy Statement under the caption “Beneficial Ownership of Common Stock” at pages 16, 17 and 18.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption “Executive Officer Compensation” at pages 18 through 26, inclusive.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements: See Index on page 52 of this Annual Report.

2.	Financial Statement Schedules: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-1 is incorporated into and made a part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-9, inclusive, which is attached to and incorporated into and made a part of this Annual Report.

The following exhibits, each listed in the Index of Exhibits, are or relate to compensation plans and arrangements of the Company:

Exhibit	Description	Filed as Exhibit

10(a)	1997 Performance Incentive Plan of The	10.1 to Form 10-Q quarter

	Goodyear Tire & Rubber Company	ended June 30, 1997

(the “1997 Plan”)

10(b)	1989 Goodyear Performance and Equity	A to Form 10-Q quarter

	Incentive Plan (“1989 Plan”)	ended March 31, 1989

10(c)	Forms of Stock Option Grant Agreements	10.1 to Form 10-K for year

	under 1997 Plan, December 2, 1997 grant	ended December 31, 1997

10(d)	Performance Recognition Plan	10.1 to Form 10-K for year

	adopted as of January 1, 2001	ended December 31, 2000

10(e)	Form of Performance Unit Grant Agreement	10.2 to Form 10-K for year

	under 1997 Plan dated December 2, 1997	ended December 31, 1997

10(f)	Forms of Stock Option Unit Grant Agreements	10.3 to Form 10-K for year

	under 1989 Plan, December 3, 1996 grant	ended December 31, 1996

10(g)	Form of Stock Option Grant Agreement	G to Form 10-K for year under

	1989 Plan, January 4, 1994 grant	ended December 31, 1993

10(h)	Forms of Stock Option Grant	10.1 to Form 10-K for

	Agreements and Performance Grant	year ended December 31, 1998

Agreements under 1997 Plan grants made

on November 30, 1998 and other dates

10(i)	Form of Performance Equity Grant	10.2 to Form 10-K for year

	Agreement for 1994 under 1989 Plan	ended December 31, 1996

(as amended December 3, 1996)

10(j)	Goodyear Supplementary Pension Plan	10.1 to this Annual Report

	(as amended)	on Form 10-K

10(k)	Form of Performance Equity Grant	10.4 to Form 10-K for year

	Agreement for 1995 under 1989 Plan	ended December 31, 1996

(as amended December 3, 1996)

10(l)	Goodyear Employee Severance Plan	A-II to Form 10-K for year ended

December 31, 1988

10(m)	Forms of Stock Option Grant Agreements	10.3 to Form 10-K for year

	under 1989 Plan, January 9, 1996 grant	ended December 31, 1995

Exhibit	Description	Filed as Exhibit

10(n)	Form of Performance Equity Grant	10.5 to Form 10-K for year

	Agreement for 1996 under 1989 Plan	ended December 31, 1996

(as amended December 3, 1996)

10(o)	Form of Performance Equity Grant	10.6 to Form 10-K for year

	Agreement for 1997 under 1989 Plan	ended December 31, 1996

10(p)	Forms of Stock Option Grant Agreements	G to Form 10-K for year

	under 1989, Plan January 4, 1995 grant	ended December 31, 1994

10(q)	Stock Option Plan for Hourly Bargaining	10.2 to this Annual

	Unit Employees at Designated Locations	Report on Form 10-K

as amended December 4, 2001

10(r)	Deferred Compensation Plan for Executives	10.3 to this Annual

	(as amended)	Report on Form 10-K

10(s)	1994 Restricted Stock Award Plan for	B to Form 10-Q for

	Non-employee Directors	quarter ended June 30, 1994

10(t)	Outside Directors” Equity	10.3 to Form 10-K for year

	Participation Plan (as amended)	ended December 31, 1997

10(u)	Amended Annex A to Performance Grants	10.2 to Form 10-K for year

	for 1997 and 1998	ended December 31, 1998

10(y)	Forms of Stock Option Grant Agreements	10.2 to for year ended

	under 1997 Plan, December 6, 1999 grant	December 31, 1999

10(z)	Forms of Stock Option Grant Agreements	10.2 to Form 10-K for year

	under 1997 Plan, December 4, 2000 grant	ended December 31, 2000

10(aa)	Forms of Performance Equity Grant	10.3 to Form 10-K for year

	Agreements under 1997 Plan for 2001	ended December 31, 2000

10(bb)	Conformed copy of letter agreement dated	10.1 to Form 10-Q

	September 11, 2000, between Registrant	for quarter ended

	and Robert J. Keegan	September 30, 2000

10(cc)	Conformed copy of Restricted Stock	10.1 to Form 10-Q

	Purchase Agreement, dated October	for quarter ended

	3, 2000, between Registrant and	September 30, 2000

Robert J. Keegan

10(dd)	Conformed copy of Stock Option Grant	10.1 to Form 10-Q

	Agreement, dated October 3, 2000	for quarter ended

	between Registrant and Robert J	September 30, 2000

Keegan

10(ee)	Form of Stock Option Grant Agreement	10.4 to this Annual Report

	under 1997 Plan, December 3, 2001	on Form 10-K

10(ff)	Form of Performance Equity Grant	10.5 to this Annual

	Agreement under 1997 Plan for 2002	Report on Form 10-K

B. REPORTS ON FORM 8-K:

         No Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: March 11, 2002	By /s/ Samir G. Gibara
Samir G. Gibara, Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2002	/s/ Samir G. Gibara
Samir G. Gibara, Chairman of the Board and Chief
(Principal Executive Officer)

Date: March 11, 2002	/s/ Robert W. Tieken
Robert W. Tieken, Executive Vice President
(Principal Financial Officer)

Date: March 11, 2002	/s/ Richard J. Kramer
Richard J. Kramer, Vice President - Corporate Finance
(Principal Accounting Officer)

John G. Breen, Director

William E. Butler, Direction

Thomas H. Cruikshank, Director

Edward T. Fogarty, Director

	William J. Hudson, Jr., Director	By /s/ Robert W. Tieken

Date: March 11, 2002	Robert J. Keegan, Director	Robert W. Tieken, Signing as

	Philip A. Laskawy, Director	Attorney-in-Fact for the directors

	Steven A. Minter, Director	whose names appear opposite.

Agnar Pytte, Director

Martin D. Walker, Director

James M. Zimmerman, Director

         A Power of Attorney, dated December 3, 2001, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on behalf of certain of the directors of the Company is filed as Exhibit 24 to this Annual Report.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 14(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules:

	Schedule No.	Page Number

Valuation and Qualifying Accounts	II	FS-1

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In Millions)

		Additions
					Translation
	Balance at	Charged	Acquired	Deductions		Adjustment	Balance
	beginning	(credited)	by	from		during	at end of
Description	of period	to income	purchase	reserves		period	period

		2001

Deducted from accounts and notes receivable:

For doubtful accounts	$93.3	$28.1	—	$(34.3	) (a)	$(2.2)	$84.9

Valuation allowance — deferred tax assets	224.3	33.6	—	—		—	257.9

		2000

Deducted from accounts and notes receivable:

For doubtful accounts	$81.9	$42.7	$1.4	$(29.1	) (a)	$(3.6)	$93.3

Valuation allowance — deferred tax assets	163.9	60.4	—	—		—	224.3

		1999

Deducted from accounts and notes receivable:

For doubtful accounts	$54.9	$29.2	$19.3	$(19.5	) (a)	$(2.0)	$81.9

Valuation allowance — deferred tax assets	41.7	108.4	13.8	—		—	163.9

Note: (a) Accounts and notes receivable charged off.

FS-1

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For Year Ended December 31, 2001

INDEX OF EXHIBITS(1)

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

3		Articles of Incorporation and By-Laws

	(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended through February 28, 2002 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-1927).

	(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981 and April 13, 1987 (incorporated by reference, filed as Exhibit 4.1(B) to the Company’s Registration Statement on Form S-3, File No. 333-1955).

4		Instruments Defining the Rights of Security Holders, Including Indentures

	(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar.	4.1

	(b)	Conformed copy of Rights Agreement, dated as of June 4, 1996, between the Company and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 11, 1996 and as Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 4, 1996, File No. 1-1927).

	(c)	Conformed copy of Amendment to Rights Agreement, dated as of February 8, 2000 between the Company and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as on Exhibit 4.1 to the Company’s annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-1927).

(1)	See Part IV, Item 14, Part A.3.

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

4	(d)	Conformed copy of Appointment of Successor Rights Agent, dated as of November 1, 2001, between the Company and EquiServe Trust Company, N.A.	4.2

	(e)	Conformed copy of Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

	(f)	Conformed copy of Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.125% Notes due 2003 and $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

	(g)	Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among the Company the Lenders named therein, The Chase Manhattan Bank, as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927).

	(h)	Conformed Copy of Amended and Restated Five Year Credit Agreement, dated as of August 14, 2001, among the Company, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by Reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

	(i)	Conformed Copy of Amended and Restated 364-Day Credit Agreement, dated as of August 14, 2001, among the Company, the Lenders named therein and The Chase Manhattan Bank, an Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

4	(j)	Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement dated as of March 30, 2001, among the Company, the Lenders named therein and The Chase Manhattan Bank, as Agent, and Chase Manhattan International Limited, as the London Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

	(k)	Form of First Amendment, dated as of November 9, 2001, to the Amended and Restated Five Year Revolving Credit Agreement dated as of August 14, 2001, among the Company, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

	(l)	Form of First Amendment, dated November 9, 2001, to the Amended and Restated 364-Day Revolving Credit Agreement dated as of August 14, 2001, among the Company, the Lenders named therein and The Chase Manhattan Bank, or Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

Information concerning Goodyear’s long-term debt is set forth at Note 11, captioned “Financing Arrangements and Derivative Financial Instruments”, at the sub-caption “Long Term Debt and Financing Arrangements”, in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by reference. In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of long term debt of the Company pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company and its subsidiaries are not filed herewith. The Company hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

10		Material Contracts

	(a)	1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company, as adopted by the Board of Directors on February 4, 1997, and approved by shareholders on April 14, 1997 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(b)	1989 Goodyear Performance and Equity Incentive Plan of the Company, as adopted by the Board of Directors of Registrant on December 6, 1988, and approved by the shareholders on April 10, 1989 (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).

	(c)	Forms of Stock Option Grant Agreements in respect of options granted December 2, 1997 under the 1997 Performance Incentive Plan of the Company: Part I, form of Grant Agreement for Incentive Stock Options; Part II, form of Grant Agreement for Non-Qualified Stock Options; and Part III, form of Grant Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

	(d)	Performance Recognition Plan of the Company adopted effective January 1, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).

	(e)	Form of Performance Unit Grant Agreement in respect of grants made on December 2, 1997 in respect of 1998 under the 1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

	(f)	Forms of Stock Option Grant Agreements in respect of options and SARs granted December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, form of Agreement for Incentive Stock Options; Part II, form of Agreement for Non-Qualified Stock Options; and Part III, form of Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

	(g)	Form of Stock Option Grant Agreement under the 1989 Goodyear Performance and Equity Incentive Plan in respect of options granted January 4, 1994 (incorporated by reference, filed as Exhibit G to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(h)	Forms of Grant Agreements in respect of stock options, SARs and performance units granted during 1998 under 1997 Performance Incentive Plan: Part I, form of Grant Agreement for Non-Qualified Stock Options; Part II, form of Grant Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights; Part III, form of Grant Agreement for Performance Units; and Part IV, form of Grant Agreement for Chairman’s Award Performance Units (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-1927).

	(i)	Form of Performance Equity Grant Agreement in respect of grants made on 10.1 January 4, 1994 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

	(j)	Goodyear Supplementary Pension Plan, as restated and amended May 1, 1995 and amended December 3, 2001.	10.1

	(k)	Form of Performance Equity Grant Agreement in respect of grants made on December 6, 1994 in respect of 1995 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

	(l)	Goodyear Employee Severance Plan, as adopted by the Board of Directors of the Company on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).

	(m)	Forms of Stock Option Grant Agreements granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, Form of Agreement for Incentive Stock Options; Part II, Form of Agreement for Non-Qualified Stock Options; and Part III, Form of Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-1927).

	(n)	Form of Performance Equity Grant Agreement in respect of grants made January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(o)	Form of Performance Equity Grant Agreement in respect of grants made on December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

	(p)	Forms of Stock Option Grant Agreements in respect of options and SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, form of Agreement for Incentive Stock Options; Part II, form of Agreement for Non-Qualified Stock Options; and Part III, form of Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit G to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1927).

	(q)	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001.	10.2

	(r)	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, as adopted effective October 4, 1994 and amended December 3, 2001.	10.3

	(s)	1994 Restricted Stock Award Plan for Non-employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).

	(t)	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

	(u)	Amendments to Annexes to Performance Grant Agreements: Part I, Amendment to Annex A to Performance Equity Grant Agreement for 1997; and Part II, Amendment to Annex A to Performance Grant Agreement for 1998 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-1927).

	(v)	Conformed copy of Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(w)	Conformed copy of Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

	(x)	Conformed copy of Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

	(y)	Forms of Stock Option Grant Agreements in respect of options granted December 6, 1999 under the 1997 Performance Incentive Plan of the Company: Part I, form of Grant Agreement for Incentive Stock Options; Part II, form of Grant Agreement for Non-Qualified Stock Options and tandem stock appreciation rights; and Part III, form of Grant Agreement for Non-Qualified Stock Options (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-1927).

	(z)	Forms of Stock Option Grant Agreements in respect of options granted December 4, 2000, under the 1997 Performance Incentive Plan of the Company: Part I, form of Grant Agreement for Incentive Stock Options; Part II form of Grant Agreement for Non-Qualified Stock Option; and Part III, form of Grant Agreement for Non-Qualified Stock Options and tandem stock appreciation rights (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).

	(aa)	Forms of Performance Equity Plan Unit Grant Agreements in respect of grants made on December 5, 2000 under the 1997 Performance Incentive Plan of the Company: Part I, One year grant; Part II, Two year grant; part III, Three year grant (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).

	(bb)	Conformed copy of letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

(2)	Pursuant to Item 601 of Regulation S-K.

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(cc)	Conformed copy of Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

	(dd)	Conformed copy of the Stock Option Grant Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

	(ee)	Forms of Stock Option Grant Agreements in respect of options granted December 3, 2001, under the 1997 Performance Incentive Plan of the Company: Part I, Form of Grant Agreement for Incentive Stock Options; Part II, Form of Grant Agreement for non-qualified stock options; and Part III, form of Grant Agreement for non-qualified stock option with tandem stock appreciation rights.	10.4

	(ff)	Form of Performance Equity Grant Agreement in respect of grants made on December 3, 2001 under the 1997 Performance Incentive Plan of the Company.	10.5

	(gg)	Conformed Copy of Receivables Purchase Agreement, dated as of April 27, 2001 between the Company and Wingfoot A/R LLC (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).

	(hh)	Conformed Copy of Base Indenture, dated as of April 27, 2001, between Wingfoot A/R LLC and The Chase Manhattan Bank, as Indenture Trustee (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).

	(ii)	Conformed Copy of Series 2001-1 Indenture Supplement, dated as of April 27, 2001, among the Company, as collection agent, Wingfoot A/R LLC, the CP conduit purchasers funding agents and APA banks named therein and the Chase Manhattan Bank, as Administrative Agent and Indenture Trustee (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).

12		Statement re Computation of Ratios

	(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

21		Subsidiaries

	(a)	List of subsidiaries of the Company at December 31, 2001.	21

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

23		Consents of Experts and Counsel

	(a)	Consent of PricewaterhouseCoopers LLP, independent accountants, to incorporation by reference of their report set forth on page X-23-1 of this Annual Report in certain Registration Statements of the Company on Forms S-3 and S-8.	23

24		Power of Attorney

	(a)	Power of Attorney, dated December 3, 2001, authorizing Robert W. Tieken, C. Thomas Harvie, Stephanie W. Bergeron, John W. Richardson and Richard J. Kramer, and each of them, to sign this Annual Report on behalf of certain directors of the Company.	24

99		Additional Exhibits

	(a)	The Company’s definitive Proxy Statement dated February 26, 2002 (portions incorporated by reference, filed with the Securities and Exchange Commission, File No. 1-1927)