Form 10-Q
period 2002-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2002-05-02
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number: 1-1927

THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of Registrant as specified in its charter)

OHIO (State or Other Jurisdiction of Incorporation or Organization)	34-0253240 (I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio (Address of Principal Executive Offices)	44316-0001 (Zip Code)

(330) 796-2121
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,

Without Par Value, Outstanding at March 31, 2002:	163,287,256

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
S I G N A T U R E S
INDEX OF EXHIBITS (1)
Exhibit 4(1) Amended & Restated Rights Agreement
Exhibit 10.1 2002 Performance Plan
Exhibit 12 Computation of Ratio of Earnings

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

(In millions, except per share)	Three Months Ended
	March 31,
	2002	2001

NET SALES	$3,311.2	$3,414.2
Cost of Goods Sold	2,761.1	2,785.6
Selling, Administrative and General Expense	529.4	547.9
Rationalizations	—	79.0
Interest Expense	61.0	68.7
Other (Income) Expense	13.9	(6.5)
Foreign Currency Exchange	13.3	(9.9)
Equity in Earnings of Affiliates	4.6	5.1
Minority Interest in Net Income of Subsidiaries	13.5	7.8

Loss before Income Taxes	(85.6)	(63.5)
United States and Foreign Taxes on Loss	(22.4)	(16.8)

NET LOSS	(63.2)	(46.7)
Retained Earnings at Beginning of Period	3,192.7	3,558.8
CASH DIVIDENDS	(19.6)	(47.6)

Retained Earnings at End of Period	$3,109.9	$3,464.5

NET LOSS PER SHARE OF COMMON STOCK — BASIC:	($0.39)	($0.30)

Average Shares Outstanding	163.2	158.2
NET LOSS PER SHARE OF COMMON STOCK — DILUTED:	($0.39)	($0.30)

Average Shares Outstanding	163.2	158.2
CASH DIVIDENDS PER SHARE	$0.12	$0.30

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In millions)
	March 31,	December 31,
	2002	2001
	Unaudited

ASSETS:
Current Assets:
Cash and cash equivalents	$646.4	$959.4
Accounts and notes receivable, less allowance — $87.3 ($84.9 in 2001)	1,732.8	1,486.8
Inventories:
Raw materials	367.9	398.8
Work in process	111.8	112.5
Finished product	1,843.9	1,869.6

	2,323.6	2,380.9
Prepaid expenses and other current assets	392.1	427.9

Total Current Assets	5,094.9	5,255.0
Long Term Accounts and Notes Receivable	166.7	143.8
Investments in Affiliates, at equity	95.1	82.7
Other Assets	261.2	263.0
Goodwill and Other Intangible Assets	705.0	698.1
Deferred Income Tax	685.9	674.9
Deferred Charges	1,276.7	1,279.3
Properties and Plants, less accumulated depreciation — $6,100.2 ($6,030.6 in 2001)	5,028.2	5,116.1

TOTAL ASSETS	$13,313.7	$13,512.9

LIABILITIES:
Current Liabilities:
Accounts payable — trade	$1,392.6	$1,359.2
Compensation and benefits	875.4	897.2
Other current liabilities	323.3	396.1
United States and foreign taxes	275.6	309.3
Notes payable	269.7	255.0
Long term debt due within one year	407.4	109.7

Total Current Liabilities	3,544.0	3,326.5
Long Term Debt and Capital Leases	2,883.9	3,203.6
Compensation and Benefits	2,842.4	2,848.9
Other Long Term Liabilities	485.5	482.3
Minority Equity in Subsidiaries	792.6	787.6

TOTAL LIABILITIES	10,548.4	10,648.9
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares
Outstanding shares - 163.3 (163.2 in 2001)
after deducting 32.4 treasury shares (32.5 in 2001)	163.3	163.2
Capital Surplus	1,247.7	1,245.4
Retained Earnings	3,109.9	3,192.7
Accumulated Other Comprehensive Income	(1,755.6)	(1,737.3)

TOTAL SHAREHOLDERS’ EQUITY	2,765.3	2,864.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,313.7	$13,512.9

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In millions)
				Accumulated
	Common	Capital	Retained	Other	Total
	Stock	Surplus	Earnings	Comprehensive	Shareholders'
				Income	Equity

Balance at December 31, 2001	$163.2	$1,245.4	$3,192.7	$(1,737.3)	$2,864.0
Comprehensive loss for 2002:
Net loss			(63.2)
Foreign currency translation				(22.1)
Minimum pension liability				0.7
Unrealized investment loss				—
(net of tax of $-)
Deferred derivative gain				3.1
Total comprehensive loss					(81.5)
Cash dividends			(19.6)		(19.6)
Common stock issued from treasury:
Stock compensation plans	0.1	2.3			2.4

Balance at March 31, 2002	$163.3	$1,247.7	$3,109.9	$(1,755.6)	$2,765.3

Accumulated Other Comprehensive Income			03/31/02		12/31/01
Foreign currency translation adjustment			$(1,472.3)		$(1,450.2)
Minimum pension liability adjustment			(256.6)		(257.3)
Unrealized investment loss			(16.6)		(16.6)
Deferred derivative loss			(10.1)		(13.2)

Total			$(1,755.6)		$(1,737.3)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

(In millions)	Three Months Ended
	March 31,
	2002	2001
Net Loss	$(63.2)	$(46.7)
Other comprehensive income (loss):
Foreign currency translation	(22.1)	(118.0)
Minimum pension liability	0.7	3.0
FAS 133 transition amount	—	7.6
Deferred derivative gain (loss)	(4.2)	(57.3)
Tax on deferred derivative gain (loss)	1.6	21.8
Reclassification adjustment for amounts recognized in income	9.2	31.1
Tax on derivative reclassification adjustment	(3.5)	(11.8)
Unrealized investment gain (loss)	—	18.2
Tax on unrealized investment gain (loss)	—	(6.9)

Comprehensive Loss	$(81.5)	$(159.0)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

(In millions)	Three Months Ended
	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	($63.2)	($46.7)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	146.8	160.4
Rationalizations	—	57.1
Asset sales	—	(13.9)
Net cash flows from sale of accounts receivable	(57.1)	9.9
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(219.1)	(213.8)
Inventories	46.5	(222.3)
Accounts payable-trade	48.3	(84.6)
Other assets and liabilities	(105.3)	(66.4)

Total adjustments	(139.9)	(373.6)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(203.1)	(420.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75.8)	(103.9)
Asset sales	—	40.0
Other transactions	(20.4)	(26.0)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(96.2)	(89.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	23.6	75.9
Short term debt paid	(7.0)	(325.3)
Long term debt incurred	0.9	822.8
Long term debt paid	(7.6)	(29.6)
Common stock issued	2.3	0.6
Dividends paid to Goodyear shareholders	(19.6)	(47.6)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(7.4)	496.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.3)	(5.3)

Net Change in Cash and Cash Equivalents	(313.0)	(18.7)
Cash and Cash Equivalents at Beginning of the Period	959.4	252.9

Cash and Cash Equivalents at End of the Period	$646.4	$234.2

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Goodwill and Intangible Assets

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. If considered impaired the goodwill or intangible asset with an indefinite useful life is written down to fair value.

Inventory

     Worldwide inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowance, litigation, general and product liabilities, environmental liabilities, pension and postretirement benefits, and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

NOTE 2. RATIONALIZATIONS

     To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing over-capacity, eliminating redundancies and reducing costs.

Fourth Quarter 2001 Program

     Goodyear recorded a net rationalization charge totaling $127.8 million ($101.2 million after tax or $.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Under these actions, Goodyear has provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Of this charge, $89.4 million related to future cash outflows, primarily associate severance and noncancellable lease costs, and $42.5 million related to non-cash charges, primarily for the writeoff of equipment taken out of service.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

     Associate-related rationalization costs totaling $53.1 million were recorded. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	3/31/02

Plant downsizing and consolidation	$21.2	$(16.7)	$4.5
Retail and administrative consolidation	30.3	(7.6)	22.7

	$51.5	$(24.3)	$27.2

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. To date, 1,400 associates have been released, including 1,100 associates at a cost of $24.3 million during the first quarter of 2002.

     Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	3/31/02

Plant downsizing and consolidation	$5.2	$(.4)	$4.8
Retail and administrative consolidation	31.1	(1.9)	29.2

	$36.3	$(2.3)	$34.0

These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia region, and noncancellable lease costs. Goodyear incurred $2.3 million of other than associate-related costs during the first quarter of 2002, primarily for lease termination costs. Goodyear anticipates completing the actions under this program during 2002 with the exception of ongoing associate severance payments and future rental payments under noncancellable leases.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

     Associate-related rationalization costs for the first quarter 2001/fourth quarter 2000 program totaled $152.0 million. Activity during the first quarter of 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	3/31/02

Plant downsizing and consolidation	$1.1	$(.1)	$1.0
Worldwide associate reductions	4.8	(2.4)	2.4

	$5.9	$(2.5)	$3.4

Under the above programs, Goodyear provided for the release of approximately 7,100 associates around the world, primarily production and support associates. Goodyear has completed these plans with the exception of ongoing associate severance payments.

     Rationalization costs, other than associate-related costs, for these programs totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The tire production equipment taken out of service totaled aproximately $17 million and was primarily related to the closure of a tire manufacturing facility in Mexico which is included in the Latin American region for segment reporting. Goodyear has completed these plans with the exception of ongoing payments under noncancellable lease contracts. Activity during the first quarter of 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	3/31/02

Plant downsizing and consolidation	$3.4	$(1.2)	$2.2

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended
	March 31,
(In millions)	2002	2001

Asset sales	$—	$(17.0)
Interest income	(2.1)	(2.9)
Financing fees and financial instruments	11.0	12.4
Miscellaneous	5.0	1.0

	$13.9	$(6.5)

The 2001 first quarter included a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom.

NOTE 4. PER SHARE OF COMMON STOCK

     Basic and diluted earnings per share for the three months ended March 31, 2002, and March 31, 2001, have been computed based on the average number of common shares outstanding, 163.2 million and 158.2 million at March 31, 2002 and March 31, 2001, respectively. The average shares outstanding-diluted does not include the antidilutive impact of 2.4 million shares in the 2002 period and 2.6 million shares in the 2001 period, of potential common stock associated with stock options.

NOTE 5. NONCASH INVESTING AND FINANCING ACTIVITIES

     The Consolidated Statement of Cash Flows is presented net of the following transaction.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

     On February 6, 2001, Sumitomo converted the Company’s 1.2% Convertible Note Due August 16, 2001 in the principal amount of Y6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

NOTE 6. ACCOUNTS RECEIVABLE

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($560.0 million and $580.0 million at March 31, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $362.2 million at March 31, 2002 and $483.3 million at December 31, 2001.

     The following table presents certain cash flows between Goodyear and Wingfoot A/R LLC:

Three Months Ended
(In millions)	March 31, 2002

Proceeds from new securitizations	$—
Proceeds from collections reinvested in previous securitizations	1,452.6
Servicing fees received	1.4
Reimbursement for rebates and discounts issued	24.5

Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. At March 31, 2002, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $220 million. The following table presents certain cash flows related to these programs:

Three Months Ended
(In millions)	March 31, 2002

Proceeds from new securitizations	$—
Proceeds from collections reinvested in previous securitizations	492.2
Reimbursement for rebates and discounts issued	12.7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at March 31, 2002 and December 31, 2001.

     The balance of net proceeds from all domestic and international agreements worldwide was $791.3 million at March 31, 2002, compared to $851.8 million at December 31, 2001.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS No. 142, Goodyear will complete the initial impairment testing by June 30, 2002. Goodyear does not anticipate any impairment write-down as a result of the adoption of SFAS No. 142.

     SFAS No. 142 also required Goodyear to reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. For those intangible assets deemed to have an indefinite life, amortization ceased effective January 1, 2002, and the intangible asset will be periodically tested for impairment and written down to fair value if considered impaired. Goodyear ceased amortization related to $98.9 million of intangible assets as a result of this reassessment.

     The following table presents goodwill, intangible asset and accumulated amortization balances at March 31, 2002 and December 31, 2001:

	March 31, 2002			December 31, 2001

				Gross
	Gross	Accumulated	Net	Carrying	Accumulated	Net
(In millions)	Carrying Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Goodwill	$678.1	$(107.6)	$570.5	$676.7	$(107.6)	$569.1
Intangible asset with an indefinite life	105.0	(6.1)	98.9	105.0	(6.1)	98.9
Trademarks and patents	32.7	(12.2)	20.5	31.8	(11.8)	20.0
Other	20.8	(5.7)	15.1	15.8	(5.7)	10.1

Total Goodwill and Other Intangible Assets	$836.6	$(131.6)	$705.0	$829.3	$(131.2)	$698.1

Amortization expense for intangible assets totaled less than $.5 million and $.7 million during the first quarters of 2002 and 2001, respectively. Goodyear estimates that annual amortization expense related to intangible assets will be approximately $2 million during each of the next 5 years.

     The total carrying amount of intangible assets not subject to amortization totaled $98.9 million at March 31, 2002 and December 31, 2001. This amount is related to a non-compete agreement resulting from the global alliance with Sumitomo Rubber Industries that commenced operations on September 1, 1999. In accordance with SFAS No. 142, this intangible asset was tested for impairment prior to March 31, 2002. Based on the results of the testing, no impairment was indicated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table presents the transitional disclosures required by SFAS No. 142:

	Three Months Ended
	March 31,
(In millions, except per share)	2002	2001

Reported net loss	$(63.2)	$(46.7)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	6.8

Adjusted net loss	$(63.2)	$(39.9)

Basic earnings per share:
Reported net loss	$(0.39)	$(0.30)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04

Adjusted net loss	$(0.39)	$(0.26)

Diluted earnings per share:
Reported net loss	$(0.39)	$(0.30)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04

Adjusted net loss	$(0.39)	$(0.26)

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

     At March 31, 2002, Goodyear had binding commitments for investments in land, buildings and equipment of $152.6 million, and off-balance-sheet financial guarantees written and other commitments totaling $149.3 million.

     At March 31, 2002, Goodyear had recorded liabilities aggregating $66.0 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

     At March 31, 2002, Goodyear had recorded liabilities aggregating $222.6 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear is a defendant in numerous lawsuits involving, at March 31, 2002, approximately 68,000 claimants alleging various asbestos related personal injuries purported to result from exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,200 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At March 31, 2002, Goodyear has recorded an asset in the amount it expects to collect under the policies and coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

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

     The Company appealed an approximately $20 million award made by a jury in a civil action in a Colorado State Court on February 25, 2002, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes of the claimants. The Company believes the verdict was based on material errors of fact and law. The Company is also a defendant in three class actions and twenty other civil actions in various Federal and state courts related to the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes or other structures of the claimants.

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at March 31, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred a liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at March 31, 2002 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated net income for the period in which such determination occurs could be materially affected.

NOTE 9. ADJUSTMENTS

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

NOTE 10. RECLASSIFICATION

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS

	Three Months Ended
(In millions)	March 31,
	2002	2001

Sales:
North American Tire	$1,651.8	$1,624.4
European Union Tire	744.9	799.3
Eastern Europe, Middle East & Africa Tire	174.5	163.4
Latin American Tire	245.6	257.7
Asia Tire	121.7	119.0

Total Tires	2,938.5	2,963.8
Engineered Products	283.1	299.4
Chemical Products	196.3	291.6

Total Segment Sales	3,417.9	3,554.8
Inter-SBU Sales	(118.7)	(150.1)
Other	12.0	9.5

Net Sales	$3,311.2	$3,414.2

Income:
North American Tire	$(51.3)	$15.4
European Union Tire	16.6	31.4
Eastern Europe, Middle East & Africa Tire	10.8	5.9
Latin American Tire	25.4	22.8
Asia Tire	7.6	3.9

Total Tires	9.1	79.4
Engineered Products	10.2	9.5
Chemical Products	13.6	16.4

Total Segment Income (EBIT)	32.9	105.3
Rationalizations and asset sales	—	(62.0)
Interest expense	(61.0)	(68.7)
Foreign currency exchange	(13.3)	9.9
Minority interest in net income of subsidiaries	(13.5)	(7.8)
Inter-SBU income	(11.4)	(6.9)
Financing fees and financial instruments	(11.0)	(12.4)
Equity in earnings of corporate affiliates	(4.9)	(5.8)
Corporate goodwill amortization	—	(1.4)
Other	(3.4)	(13.7)

Loss before Income Taxes	$(85.6)	$(63.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

     Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income in the first quarter of 2001, were not charged (credited) to segment operating income (EBIT) but were attributable to the Company’s seven segments as follows:

Three Months Ended
(In millions)	March 31,2001

North American Tire	$4.0
European Union Tire	6.2
Eastern Europe, Africa and Middle East Tire	8.9
Latin American Tire	—
Asia Tire	3.6

Total Tires	22.7
Engineered Products	3.0
Chemical Products	—

Total Segments	$25.7

     Segment operating income (EBIT) in 2002, compared to 2001, benefited from the non-amortization of goodwill and intangible assets with indefinite useful lives under the provisions of SFAS No. 142. Segment operating income in the 2001 period included amortization expense for goodwill and intangible assets with indefinite useful lives as follows:

Three Months Ended
(In millions)	March 31,2001

North American Tire	$1.0
European Union Tire	3.1
Eastern Europe, Africa and Middle East Tire	1.1
Latin American Tire	—
Asia Tire	.4

Total Tires	5.6
Engineered Products	.2
Chemical Products	—

Total Segments	5.8
Corporate	1.4

Amortization Expense of Goodwill and Intangible Assets with Indefinite Useful Lives	$7.2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 12. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES

     In addition to its consolidated operations in the Asia region, the Company owns a 50% interest in South Pacific Tyres (SPT), a partnership with Pacific Dunlop Ltd of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. The Company is required to use the equity method to account for its interest in the results of operations and financial position of SPT.

The following table presents sales and EBIT of the Company’s Asia Tire segment and 100% of the operations of SPT:

	Three Months Ended
(In millions)	March 31,
	2002	2001

Net Sales:
Asia Tire	$121.7	$119.0
SPT	121.0	118.3

	$242.7	$237.3

EBIT:
Asia Tire	$7.6	$3.9
SPT	(3.3)	(7.0)

	$4.3	$(3.1)

SPT debt totaled $103.9 million and $67.4 million at March 31, 2002 and December 31, 2001, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

     Sales in the first quarter of 2002 were $3.31 billion, decreasing 3.0% from $3.41 billion in the 2001 quarter. A net loss of $63.2 million or $.39 per share was recorded in the 2002 first quarter, compared to a net loss of $46.7 million or $.30 per share in the 2001 period. The 2001 quarter included after-tax rationalization charges of $57.1 million or $.36 per share and after-tax goodwill and intangible assets with indefinite useful lives amortization of $6.8 million or $.04 per share.

     Revenues in the first quarter of 2002 decreased from the 2001 period primarily due to the effects of currency translation on international results and lower revenues from the Chemical segment as a result of the sale of the Specialty Chemical Business in the fourth quarter of 2001. Goodyear estimates that versus 2001, currency translation adversely affected revenues by approximately $95 million in the first quarter. The Specialty Chemical Business contributed approximately $32 million of sales in the first quarter of 2001. Revenues were favorably affected by higher tire unit volume and price improvements.

     Worldwide tire unit sales in the first quarter of 2002 were 53.0 million units, an increase of 376.5 thousand units or 0.7% compared to the 2001 period. North American (U.S. and Canada) volume increased 392.1 thousand units or 1.5% in the quarter, while international unit sales were relatively flat. Worldwide replacement unit sales decreased 1.8% from the 2001 quarter, due to decreases in the European Union, North America and Latin America. Original equipment (OE) unit sales increased 6.4% in the quarter, due to increases in all regions except Eastern Europe.

     Cost of goods sold (CGS) decreased in dollars, but increased to 83.4% of sales in the first quarter of 2002, compared to 81.6% in the 2001 period. Compared to the 2001 period, CGS in the first quarter 2002 was adversely affected by approximately $95 million in higher unit costs primarily resulting from significantly lower levels of plant utilization in the fourth quarter of 2001 due to inventory reduction programs and lower demand during the period. CGS in the 2002 period benefited by approximately $70 million from currency translation on CGS, approximately $40 million from lower raw material costs and cost reduction programs.

     Selling, administrative and general expense (SAG) in the first quarter of 2002 was down in dollars compared to the 2001 period but was 16.0% of sales in both periods. SAG decreased in the first quarter of 2002 by 3.4% compared to the 2001 period, primarily as a result of advertising and communication expense decreasing by approximately $15 million and the benefit of cost reduction programs.

     Consolidated EBIT is computed as follows: net sales less CGS and SAG. Consolidated EBIT in the first quarter of 2002 was $20.7 million, decreasing from $80.7 million in the 2001 period. Compared to the 2001 period, EBIT was adversely affected by approximately $95 million of higher unit costs resulting from significantly lower levels of plant utilization in the fourth quarter of 2001 due to inventory reduction programs and lower demand during the period. Consolidated EBIT also declined from the 2001 first quarter due to the adverse impact of foreign currency translation of approximately $15 million and the absence of EBIT contributed by the Specialty Chemical Business which was approximately $6 million in the 2001 period. EBIT was favorably impacted by lower raw material costs and SAG costs of approximately $40 million and $18 million, respectively, compared to the 2001 first quarter. Consolidated margin was .6% compared to 2.4% in 2001.

     Revenues in future periods may continue to be adversely affected by competitive pricing pressures and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, lower demand from the original equipment industry, loss of market share in the replacement market and increases in energy and labor costs, which may not be recoverable in the market due to pricing pressures present in today’s highly competitive market, may also adversely affect earnings in future periods. Currency fluctuations and general economic and industry conditions may adversely impact sales and earnings in future periods.

     Interest expense of $61.0 million decreased 11.2% in the 2002 first quarter compared to the first quarter last year. The decrease is due both to lower debt levels and lower interest rates.

     Other (income) and expense was $13.9 million expense (net) in the 2002 first quarter compared to $(6.5) million income (net) in the 2001 period. Other (income) and expense included financing fees and financial instruments of $11.0 million and $12.4 million in the first quarters of 2002 and 2001, respectively. The 2001 period included a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom.

     Foreign currency exchange loss was $13.3 million, compared to income of $9.9 million in last year’s first quarter. Foreign currency exchange was adversely impacted in 2002 by approximately $13 million due to currency movements on U.S. dollar denominated monetary items in Argentina. Foreign currency exchange in the 2001 quarter benefited from the impact of currency movements on U.S. dollar denominated monetary items, primarily in Brazil with an impact of over $10 million.

     For the first quarter of 2002, Goodyear had a tax benefit at an effective rate of 31.1%. Goodyear’s effective tax benefit was at a rate of 30.2% in the first quarter of 2001.

Rationalization Activity

     To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing over-capacity, eliminating redundancies and reducing costs.

Fourth Quarter 2001 Program

     Goodyear recorded a net rationalization charge on the Consolidated Statement of Income totaling $127.8 million ($101.2 million after tax or $.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive conditions in the markets served by Goodyear and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Goodyear anticipates that, upon completion of these actions, annual operating costs will be reduced by approximately $85 million, primarily in lower compensation and benefit costs. Goodyear estimates that these savings will impact the Consolidated Statement of Income as reductions of $40 million in CGS, of which $5 million relates to depreciation, and $45 million in SAG. Goodyear estimates that operating costs were reduced by approximately $4 million in the first quarter of 2002 as a result of the implementation of this program.

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 1,400 associates have been released, including 1,100 associates at a cost of $24.3 million during the first quarter of 2002. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia tire segment and noncancellable lease contracts. Goodyear incurred $2.3 million of these costs during the first quarter of 2002, primarily for lease termination costs. The remaining reserve for costs related to the completion of these actions was $61.2 million and $87.8 million at March 31, 2002 and December 31, 2001, respectively.

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

     Pursuant to the program recorded in the fourth quarter of 2000 and the first quarter of 2001, Goodyear incurred $2.5 million of associate-related costs and $1.2 million of other than associate-related costs during the first quarter of 2002. These programs are substantially complete with the exception of ongoing associate severance and noncancellable lease payments. The remaining reserve for costs related to the completion of these actions totaled $5.6 million and $9.3 million at March 31, 2002 and December 31, 2001, respectively.

     When the first quarter 2001/fourth quarter 2000 program was approved, Goodyear estimated that upon completion of the program, annual pretax savings would be approximately $260 million (approximately $200 million of CGS and approximately $60 million of SAG). These savings are the result of lower compensation and benefit costs related to associates who were released in accordance with the program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

     For further information, refer to the note to the financial statements No. 2 Rationalizations.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

     Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by lower demand in the replacement market, loss of market share or lower demand from the OE industry which would result in lower levels of plant utilization that would increase unit costs. Also, increased labor costs are anticipated and Goodyear could experience unexpected higher raw material and energy prices. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods are likely to be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods.

Critical Accounting Policies, Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowance, litigation, general and product liabilities, environmental liabilities, pension and postretirement benefits, and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

General and Product Liability and Other Litigation. The ultimate liability of Goodyear in respect of the various claims, lawsuits and other legal proceedings to which it is a party cannot be estimated with certainty. Goodyear’s accounting policy is to determine whether a liability should be recorded, and to estimate the amount of such liability based on the information available and assumptions and methods it has concluded are appropriate, in accordance with the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and related pronouncements. As additional information becomes available, Goodyear will reassess its evaluation of the pending claims, lawsuits and other proceedings.

     At March 31, 2002, Goodyear had recorded liabilities aggregating $222.6 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 68,000 asbestos claims pending at March 31, 2002, and an asset for expected recoveries under insurance policies and coverage-in-place agreements with certain primary insurance carriers. The claims relate to exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. During the first quarter of 2002, Goodyear received approximately 5,200 new claims and resolved approximately 200 asbestos claims. The amount spent on asbestos litigation defense and claim resolution during the first quarter of 2002 was approximately $2.4 million (before recovery of insurance proceeds).

     Goodyear believes it will recover a substantial portion of its liability from the proceeds of existing insurance policies. Goodyear cannot predict the number of future asbestos claims, the cost of disposing of existing and future claims, or the future ability to recover from insurance carriers.

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

     Goodyear also has claims asserted in other legal proceedings to which it is currently a party. The Company appealed an approximately $20 million award made by a jury in a civil action in a Colorado State Court on February 25, 2002, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes of the claimants. The Company believes the verdict was based on material errors of fact and law. The Company is also a defendant in three class actions and twenty other civil actions in various Federal and state courts related to the Company’s Entran II hose installed in the homes or other structures of the claimants. The Company is also party to actions relating to alleged breaches of warranty of product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Goodyear’s recorded liability for general and product liability (other than asbestos claims) is based on assumptions about the number of claims filed and expected to be filed and the amount expected to be paid per claim. The expected number of claims is developed based in part on industry statistics and past claims experience. The amount expected to be paid per claim is based in part on whether the claim involves Goodyear’s products or other alleged tort liability. It also includes assumptions about future judicial actions related to the potential aggregation of claims, expected trends in litigation costs and the nature of claims not yet received or reviewed by Goodyear. If the actual experience differs from expectations, Goodyear’s results of operations, financial position and liquidity could be affected.

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at March 31, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

Environmental Matters. At March 31, 2002, Goodyear had recorded liabilities aggregating $66.0 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Deferred Tax Asset Valuation Allowance. At March 31, 2002, Goodyear had recorded a net deferred tax asset aggregating $842.4 million. The realization of this net asset is dependent upon taxable income as well as the ability to implement certain tax planning strategies. Goodyear’s ability to generate the expected level of taxable income from future operations is dependant upon general economic conditions, the state of the tire industry and other major markets, other factors beyond management’s control and the implementation of certain tax planning strategies. There can be no assurance that Goodyear will meet its expectations for future taxable income, however management considered these factors in reaching its conclusion that no additional valuation reserves beyond that amount recorded as a reduction to the existing deferred tax asset is required. In the future, additional valuation allowances may be required to be established against the deferred tax asset if estimates of future taxable income during the carryforward period are reduced.

Pensions and Postretirement Benefits. Goodyear’s recorded liability for pensions and postretirement benefits other than pensions is based on a number of assumptions, including future health care costs, life expectancies, retirement rates, long term interest rates, long term rates of return on investments and future compensation levels. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions about health care costs, life expectancies, retirement rates and future compensation levels are based on past experience and anticipated future trends, including an assumption about inflation. Long term interest rates and rates of return on investments are based on market indicators at the time these assumptions are established. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of Goodyear’s recorded expenses for these benefits. If the actual experience differs from expectations, Goodyear’s results of operations, financial position and liquidity in future periods could be affected.

     As part of its most recent regular review, in the first quarter of 2002 Goodyear reduced its expected long term rate of return on pension plan assets from 10.0% to 9.5% to reflect expectations for long term investment returns. In view of current conditions in the financial markets, which are subject to change, and based on current estimates, it is possible that, beginning in 2004, Goodyear may be required to make substantial contributions to its domestic pension plans in order to satisfy minimum funding requirements.

New Accounting Standards

     On January 1, 2002, Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the accounting for goodwill and other intangible assets and specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. Accordingly, amortization expense in 2002 will be lower than that recorded in 2001 by approximately $27 million after tax (approximately $.17 per share). SFAS No. 142 also requires goodwill and intangible assets with an indefinite useful life to be tested annually for impairment and, if impaired, to be written down to fair value. In accordance with SFAS No. 142, Goodyear tested its intangible asset with an indefinite useful life prior to March 31, 2002, and no impairment was indicated. Goodyear will complete the initial impairment testing of Goodwill by June 30, 2002, as required by SFAS No. 142, and does not anticipate any impairment write-down.

SEGMENT INFORMATION

     Segment EBIT was $32.9 million in the first quarter of 2002, decreasing 68.8% from $105.3 million in the 2001 quarter. Segment operating margin in the first quarter of 2002 was 1.0%, compared to 3.0% in the 2001 period.

     Segment EBIT does not include the previously discussed rationalizations and certain other items. Segment EBIT is computed as follows: net sales less cost of goods sold, less selling, administrative and general expense (excluding corporate administrative expenses). For further information, refer to the note to the financial statements No. 11, Business Segments.

North American Tire

     North American Tire segment sales in the first quarter of 2002 were $1.65 billion, increasing 1.7% from $1.62 billion in the 2001 quarter.

     Unit sales in the 2002 first quarter were 26.2 million, increasing 1.5% from the 2001 period. Replacement unit sales decreased 2.5% but OE volume increased 10.5%.

     Sales in the 2002 quarter increased from the 2001 period due to increased volume from the OE market as auto manufacturers increased production to satisfy rebate-driven vehicle sales. The replacement market was favorably impacted by tire units delivered lower in connection with the Ford Motor Company (“Ford”) replacement program and price increases enacted during the quarter. Sales in the replacement market were adversely affected as certain wholesalers took advantage of the soft consumer demand to postpone purchases from Goodyear.

     During the first quarter of 2002, Goodyear supplied approximately 500 thousand tire units with an EBIT impact of approximately $10 million in connection with the Ford replacement program. Ford ended the replacement program on March 31, 2002.

     North American Tire segment EBIT was a loss of $51.3 million in the first quarter of 2002, decreasing substantially from EBIT income of $15.4 million in the 2001 quarter. Operating margin was (3.1)%, compared to .9% in 2001.

     EBIT in the first quarter of 2002 was negatively impacted by approximately $75 million due to lower levels of plant utilization caused by substantial production cutbacks made during the fourth quarter of 2001 and a charge of approximately $10 million principally related to the return of tires previously sold by Goodyear to Penske, following the April 6, 2002, closure of Penske Automotive Centers in the United States. EBIT was favorably impacted by higher volume, the Ford tire replacement program, $30 million lower raw material costs and price increases in the replacement market.

     EBIT in 2001 did not include rationalization charges totaling $4.0 million.

     On April 6, 2002, Penske Automotive Centers announced plans to cease operations and close its 563 stores in the United States. Annual sales to Penske totaled approximately $60 million.

     Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs and general economic conditions.

European Union Tire

     European Union Tire segment sales in the first quarter of 2002 were $744.9 million, decreasing 6.8% from $799.3 million in the 2001 quarter.

     Unit sales in the 2002 first quarter were 15.1 million, decreasing 3.2% from the 2001 period. Replacement unit sales decreased 6.7% while OE volume increased 4.0%.

     Revenues in the first quarter of 2002 decreased compared to 2001 primarily due to the adverse affect of currency translation, which Goodyear estimates to be approximately $15 million and volume. Higher price levels compared to the first quarter of 2001 favorably impacted revenues.

     European Union Tire segment EBIT was $16.6 million in the first quarter of 2002, decreasing 47.1% from $31.4 million in the 2001 quarter. Operating margin was 2.2%, compared to 3.9% in 2001.

     EBIT in the first quarter was negatively impacted by approximately $10 million due to lower levels of plant utilization caused by substantial production cutbacks made during the fourth quarter of 2001 and $6 million related to lower sales volume. In addition, marketing and advertising expense increased compared to the 2001 period. EBIT was favorably impacted by the effect of non-amortization of goodwill under SFAS No. 142 and lower raw material costs.

     Rationalization charges totaling $23.2 million and the $17.0 million gain on the sale of closed manufacturing and warehouse facilities in the United Kingdom were not included in EBIT for 2001.

     Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

     Eastern Europe, Africa and Middle East Tire segment (“Eastern Europe Tire”) sales in the first quarter of 2002 were $174.5 million, increasing 6.8% from $163.4 million in the 2001 quarter.

     Unit sales in the 2002 first quarter were 3.8 million, increasing 12.1% from the 2001 period. Replacement unit sales increased 18.4% while OE volume decreased 7.2%.

     Revenues increased in the 2002 quarter primarily due to higher volume in the replacement market particularly in Turkey and Poland. Revenue was adversely affected by currency translation,

which Goodyear estimates to be approximately $45 million, primarily in South Africa where the Rand has devalued approximately 30% against the U.S. dollar compared to the 2001 period.

     Eastern Europe Tire segment EBIT was $10.8 million in the first quarter of 2002, increasing 83.1% from $5.9 million in the 2001 quarter. Operating margin was 6.2%, compared to 3.6% in 2001.

     EBIT in the 2002 quarter increased due to higher volume and a change in mix to higher margin replacement tires, with an impact of approximately $6.0 million compared to the 2001 period. Raw material cost also had a modestly favorable effect in the period.

     EBIT in the 2001 quarter did not include rationalization charges totaling $8.9 million.

     Revenues and EBIT in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, labor disturbances and currency translation.

Latin American Tire

     Latin American Tire segment sales in the first quarter of 2002 were $245.6 million, decreasing 4.7% from $257.7 million in the 2001 quarter.

     Unit sales in the 2002 first quarter were 4.9 million, decreasing 1.6% from the 2001 period. Replacement unit sales decreased 2.5% while original equipment volume increased 0.6%.

     Revenues in the 2002 quarter were adversely impacted by currency translation, particularly in Argentina, Brazil and Venezuela, and lower volume. Revenues benefited from price adjustments partially offsetting currency movements. Goodyear estimates that currency translation reduced sales by approximately $30 million in the first quarter compared to 2001.

     Latin American Tire segment EBIT was $25.4 million in the first quarter of 2002, increasing 11.4% from $22.8 million in the 2001 quarter. Operating margin was 10.3%, compared to 8.8% in 2001.

     EBIT in the 2002 quarter was favorably impacted by approximately $9 million related to pricing and mix, approximately $5 million related to lower raw material costs and the benefits of cost reduction programs. Price adjustments were made to partially offset the adverse impact of currency movements. Goodyear estimates that the effects of currency translation reduced operating income by approximately $8 million in the first quarter compared to 2001. EBIT was also adversely affected by lower volume.

     Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

     Asia Tire segment sales in the first quarter of 2002 were $121.7 million, increasing 2.3% from $119.0 million in the 2001 quarter.

     Unit sales in the 2002 first quarter were 3.0 million, increasing 5.4% from the 2001 period. Replacement unit sales increased 5.5% and original equipment volume increased 5.1%.

     Revenues increased in the 2002 period due to higher volume, partially offset by the adverse impacts of currency translation. Goodyear estimates that currency translation reduced sales by approximately $5 million in the first quarter compared to 2001.

     Asia Tire segment EBIT was $7.6 million in the first quarter of 2002, increasing 94.9% from $3.9 million in the 2001 quarter. Operating margin was 6.2%, compared to 3.3% in 2001.

     EBIT increased in the first quarter of 2002 due to approximately $3 million lower raw material costs, lower conversion costs as a result of cost containment programs and higher volume. EBIT was adversely affected by intensive price competition and currency translation.

     EBIT in the 2001 quarter did not include rationalization charges totaling $3.6 million.

     Revenues and EBIT in future periods may be adversely impacted by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy costs and currency translation.

     Sales and EBIT of the Asia Tire segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in South Pacific Tyres Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

     The following table presents the sales and EBIT of the Company’s Asia Tire segment together with 100% of the sales and EBIT of SPT:

	Three Months Ended
(In millions)	March 31,
	2002	2001

Net Sales:
Asia Tire	$121.7	$119.0
SPT	121.0	118.3

	$242.7	$237.3

EBIT:
Asia Tire	$7.6	$3.9
SPT	(3.3)	(7.0)

	$4.3	$(3.1)

SPT debt totaled $103.9 million at March 31, 2002 and $67.4 million at December 31, 2001.

Engineered Products

     Engineered Products segment sales in the first quarter of 2002 were $283.1 million, decreasing 5.4% from $299.4 million in the 2001 quarter.

     Revenues in the first quarter were down from 2001 due to the continued economic slowdown in the U.S. All major product lines except conveyor belts reported lower revenue compared to 2001.

     Engineered Products segment EBIT was $10.2 million in the first quarter of 2002, increasing 7.4% from $9.5 million in the 2001 quarter. Operating margin was 3.6%, compared to 3.2% in 2001.

     EBIT in the 2002 period increased primarily due to cost containment and productivity improvement programs.

     EBIT in the 2001 quarter did not include rationalization charges totaling $3.0 million.

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

Chemical Products

     Chemical Products segment sales in the first quarter of 2002 were $196.3 million, decreasing 32.7% from $291.6 million in the 2001 quarter. Revenues in the 2002 first quarter decreased compared to 2001 due to lower net selling values which were caused by decreased raw material cost and the impact of selling the Specialty Chemical Business in 2001, which contributed approximately $32 million of revenue in the first quarter of 2001. Approximately 50% of Chemical Products segment sales were made to Goodyear’s other segments.

     Chemical Products segment EBIT was $13.6 million in the first quarter of 2002, decreasing 17.1% from $16.4 million in the 2001 quarter. Operating margin was 6.9%, compared to 5.6% in 2001.

     EBIT in the 2002 quarter decreased due to the sale of the Specialty Chemical Business. This business contributed approximately $6 million of EBIT in the first quarter of 2001.

     Revenues and EBIT in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $203.1 million during the first three months of 2002, as reported on the Consolidated Statement of Cash Flows. Working capital (accounts receivable and inventory less accounts payable) at March 31, 2002, increased approximately $155 million from December 31, 2001, due to increased accounts receivable. Working capital improved $1.2 billion, from $3.9 billion at March 31, 2001 to $2.7 billion at March 31, 2002, as a result of lower accounts receivable and inventory.

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by SFAS No. 140. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($560.0 million and $580.0 million at March 31, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear,(b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R

LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $362.2 million at March 31, 2002 and $483.3 million at December 31, 2001.

     The obligation of the five bank-affiliated issuers of commercial paper to purchase notes issued by Wingfoot is conditioned upon, among other things, that the Company’s long term debt have a rating of at least Ba2 by Moody’s and BB by Standard & Poor’s. If the Company’s long term debt does not maintain at least those ratings, the lenders may (unless the condition is waived or the note facility is amended) require Wingfoot to repay its secured notes (from collected receivables) and terminate the note purchase facility, in which event the Company would be required to obtain funds pursuant to new or existing bank credit facilities.

     Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At March 31, 2002, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $220 million. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during the first quarter of 2002.

     At March 31, 2002, the net cash proceeds for all sales of receivables by Goodyear were $791 million. During the first quarter of 2002, activity related to these programs resulted in net cash outflows of $57.1 million. For further information, refer to the note to the financial statements No. 6, Accounts Receivable.

     Net cash used in investing activities was $96.2 million during the first three months of 2002. Capital expenditures totaled $75.8 million, and were primarily for plant modernizations and new tire molds. Capital expenditures in 2002 have been reduced in response to current economic and business conditions.

	Three Months Ended
	March 31,
(In millions)	2002	2001

Capital Expenditures	$75.8	$103.9
Depreciation and amortization	146.8	160.4

     Depreciation and amortization in the 2001 period included $7.2 million of amortization related to goodwill and intangible assets with indefinite lives that are no longer amortized in accordance with the provisions of SFAS No. 142.

     Net cash used by financing activities was $7.4 million during the first three months of 2002.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(Dollars in millions)	3/31/02	12/31/01	3/31/01

Consolidated Debt	$3,561.0	$3,568.3	$4,056.4
Debt to Debt and Equity	56.3%	55.5%	54.7%

     Substantial short term and long term credit sources are available to Goodyear globally under normal commercial practices. In total, Goodyear had credit arrangements of $6.1 billion available at March 31, 2002, of which $2.5 billion were unused. At March 31, 2002, Goodyear had short term committed and uncommitted bank credit arrangements totaling $1.3 billion, of which $1.0 billion were unused. Goodyear also had available long term credit arrangements at March 31, 2002 totaling $4.8 billion, of which $1.5 billion were unused.

     The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $775 million 364-day revolving credit facility.

     The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. During the first quarter of 2002, commitment fees averaged 20 basis points.

     The $775 million 364-day credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank’s commitment. During the first quarter of 2002, commitment fees averaged 15 basis points.

     Each facility agreement contains certain covenants which, among other things, require Goodyear to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at March 31, 2002. These revolving credit facilities support, among other things, the uncommitted short term bank facilities. The Company amended each of these bank credit facility agreements and certain other agreements with banks during 2001 to modify the interest coverage ratio and consolidated net worth covenants and certain other provisions to reflect current operating conditions.

     In the event the Company fails to maintain the minimum interest coverage ratio or comply with its other covenants in these credit facilities, it would be unable to borrow under the facilities. The same covenants are contained in the agreement relating to the Company’s $800 million term loan, which could become due upon action by lenders representing two-thirds of the principal amount of the term loan in the event of an unwaived breach of one or more covenants. Similarly, certain other bilateral bank loans are subject to the same covenants and would also be terminable by the lending banks.

     Standard & Poor’s and Fitch have reduced their ratings of the Company’s short term and long term debt to B/BB+, which are below investment grade. Although the Company’s debt is rated P-3/Baa3 by Moody’s Investor Services, the Company has been advised by Moody’s that the Company’s ratings are under review for a possible reduction to a rating below investment grade. As a result of these ratings actions, Goodyear will not be able to participate in certain capital markets and is likely to experience increases in the cost of obtaining capital in other markets. In addition, financing and related expenses under some existing arrangements have increased.

     Funds generated by operations are anticipated to be positive during 2002 and, together with funds available under existing credit arrangements (assuming such facilities remain in effect), are expected to be sufficient to meet Goodyear’s currently anticipated requirements.

     The following table presents, at December 31, 2001, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments. No material changes have occurred during the first quarter ended March 31, 2002, with the exception of binding commitments for investments in land, building and equipment which increased $31.1 million to $152.6 million at March 31, 2002, and are primarily due within one year.

(In millions)	Payment Due by Period as of December 31, 2001

Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Long Term Debt	$3,264.5	$103.9	$409.6	$803.8	$404.5	$344.0	$1,198.7

Capital Lease Obligations (1)	79.4	9.5	7.9	6.6	5.2	4.5	45.7

Operating Leases (2)	1,303.2	272.1	201.2	158.5	123.3	116.0	432.1

Binding Commitments	121.5	112.4	4.2	4.2	0.7	—	—

Total Contractual Cash Obligations	$4,768.6	$497.9	$622.9	$973.1	$533.7	$464.5	$1,676.5

	Amount of Commitment Expiration per Period

Other Off Balance Sheet Financial Guarantees Written and Other Commitments (3)	$151.4	$76.0	$53.7	$1.2	$0.7	$—	$19.8

(1)	The present value of capital lease obligations is $48.7 million.

(2)	Operating leases do not include minimum sublease rentals of $44.1 million, $36.4 million, $27.2 million, $18.9 million, $10.8 million, and $17.2 million in each of the periods above, respectively, for a total of $154.6 million. Net operating lease payments total $1,148.6 million. The present value of operating leases is $763.6 million. The operating leases relate to, among other things, computers and office equipment, real estate, aircraft, and miscellaneous other assets, which are in some instances leased from special purpose entities owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No assets is leased from any related party.

(3)	Other off-balance-sheet financial guarantees written and other commitments includes, at December 31, 2001,

approximately $74.4 million (approximately $75 million at March 31, 2002) related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 40% equity interest in Sava Tires. On April 29, 2002, the minority partner gave notice of its intent to exercise half of its option and, accordingly, on May 29, 2002, Goodyear will pay approximately $38.5 million to the partner to obtain additional equity in Sava Tires, which will bring Goodyear’s ownership interest to 80%. The minority partner may exercise the remainder of its option during various periods beginning in 2003 and extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in September 2004. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Goodyear entered into an agreement with Pacific Dunlop Ltd. (PDL) during 2001 relating to SPT. Under the agreement, PDL has the right, during the period beginning August of 2005 and ending one year later, to require Goodyear to purchase PDL’s 50% interest in SPT at a formula price based on the earnings of SPT. If PDL does not exercise its right, Goodyear may require PDL to sell its interest to Goodyear during the 180 days following the expiration of PDL’s right at a price established using the same formula.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through intermediate and long term supply contracts at a fixed price or at formula prices related to market prices or negotiated prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At March 31, 2002, the interest rate on 68% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 75% at December 31, 2001 and 46% at March 31, 2001. Goodyear also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

     The following table presents interest rate swap contract information at March 31:

(Dollars in millions)

Interest Rate Swap Contracts

	2002	2001

Fixed rate swap contracts:
Notional principal amount	$325.0	$50.0
Pay fixed rate	5.0%	6.3%
Receive variable LIBOR	2.0%	6.7%
Average years to maturity	2.0	.6
Fair value — (liability)	$(6.3)	$—
Pro forma fair value — (liability)	(7.5)	(.5)
Floating rate swap contracts:
Notional principal amount	$250.0	—
Pay variable LIBOR	3.7%	—
Receive fixed rate	6.6%	—
Average years to maturity	4.7	—
Fair value — (liability)	$(3.7)	—
Pro forma fair value — (liability)	(1.9)	—

     The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2002 and 2001, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information for the three months ended March 31, 2002 and March 31, 2001 follows:

	Three Months Ended
	March 31, 2002
(Dollars in millions)	Fixed Rate	Floating Rate
	Contracts	Contracts

Notional principal	$325.0	$88.0
Pay fixed rate	5.0%	—
Receive variable LIBOR	2.0%	—
Pay variable LIBOR	—	3.8%
Receive fixed rate	—	6.6%

	Three Months Ended
	March 31, 2001
(Dollars in millions)	Fixed Rate	Floating Rate
	Contracts	Contracts

Notional principal	$50.0	—
Pay fixed rate	6.3%	—
Receive variable LIBOR	6.7%	—

The following table presents fixed rate debt information at March 31:

(In millions)

Fixed Rate Debt	2002	2001

Fair value — liability	$2,317.5	$1,697.0
Pro forma fair value — liability	2,416.7	1,759.4

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at March 31, 2002 and 2001, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of Goodyear’s interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

     In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear enters into forward exchange contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro300 million of the Euro Notes due 2005 are hedged by currency swap agreements.

     Contracts hedging the Swiss franc bond, the Euro Notes and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2002. Contracts hedging short term trade receivables and payables normally have no hedging designation.

     The following table presents foreign exchange contract information at March 31:

(In millions)

Foreign Exchange Contracts

	2002	2001

Fair value (unfavorable)	$(25.0)	$(9.1)
Pro forma change in fair value	19.6	28.2
Contract maturities	4/02-3/06	4/01-3/06
Fair value asset (liability):
Swiss franc swap-current	$(2.7)	$—
Swiss franc swap-long	10.1	5.3
Euro swaps-current	(7.3)	—
Euro swaps-long term	(20.5)	(18.3)
Other-current	(2.6)	2.5

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at March 31, 2002 and 2001, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	changes in general economic and industry conditions in the various markets served by Goodyear’s operations;

•	price and product competition; increased competitive activity; changes in demand levels for our products;

•	fluctuations in the prices paid for raw materials and energy; our ability to control costs and expenses;

•	changes in the monetary policies of various countries where Goodyear has significant operations;

•	changes in interest and currency exchange rates;

•	and other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. Goodyear will not revise or update any forward-looking statement, or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (“Goodyear”) on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”), wherein at Item 3, pages 23- 27, Goodyear reported certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (A) and (H) of Item 3 of the 2001 10-K:

     (1)  As reported at paragraph (A) of Item 3, at page 23, of the 2001 10-K, on December 21, 2000, the United States District Court for the District of Maryland reaffirmed its opinion and again granted Goodyear’s motion for summary judgment and issued an order and final judgment in favor of Goodyear, dismissing each of the 66 civil actions filed against Goodyear since 1990 relating to the development of cancer and other diseases by former employees of a subsidiary (now a part) of Goodyear alleged to be the result of exposure to allegedly toxic substances while working at a plant closed in 1987. The plaintiffs appealed the decision of the District Court to the United States Court of Appeals for the Fourth Circuit. On March 5, 2002, the Court of Appeals for the Fourth Circuit affirmed the District Court’s decision dismissing each case with prejudice and assessing costs against the plaintiffs.

     (2)  At paragraph (H), page 26, of the 2001 10-K, Goodyear reported that it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 65,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear’s facilities. During the first quarter of 2002, approximately 5,200 new claims were filed against Goodyear and approximately 200 claims were settled or dismissed. The amount expended on asbestos defense and claim resolution during the first quarter of 2002 was approximately $2.4 million (before recovery of insurance proceeds). There are approximately 68,000 claims currently pending against Goodyear relating to alleged asbestos-related diseases resulting from their alleged exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Goodyear was held on April 15, 2002 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the three nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated February 26, 2002, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said three nominees were elected.

     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 146,796,178 shares of the Common Stock, without par value, of Goodyear (the “Common Stock”, the only class of voting securities of Goodyear outstanding), or approximately 89.9 percent of the 163,211,253 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

     1.     Election of Directors. Three persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear. Samir G. Gibara, William J. Hudson, Jr. and Martin D. Walker were nominated as Class I directors, each to hold office for a three year term expiring at the 2005 annual meeting of Goodyear shareholders and until his successor is duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained

Samir G. Gibara	134,701,093	12,095,085

William J. Hudson, Jr.	136,385,142	10,411,036

Martin D. Walker	136,435,520	10,360,658

The eight directors whose terms of office continue after the Annual Meeting are: (A) Steven A. Minter, Agnar Pytte, Kathryn D. Wriston and James M. Zimmerman, whose terms expire in 2003; and (B) John G. Breen, Edward T. Fogarty, Robert J. Keegan and Philip A. Laskawy, whose terms expire in 2004.

     2.     Ratification of Appointment of Independent Accountants. A resolution proposed by the Goodyear Board of Directors that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Goodyear for the year ending December 31, 2002 was submitted to, and voted upon by, the shareholders. There were 140,902,169 shares of Common Stock voted in favor of, and 4,803,172 shares of Common Stock voted against, said resolution. The holders of 1,090,837 shares of Common Stock abstained. There were no “broker non-votes”. The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2002 was ratified by the shareholders.

     3.     Approval of Adoption of 2002 Performance Incentive Plan. A resolution proposed by the Board of Directors of the Company that the shareholders approve the 2002 Performance Plan of The Goodyear Tire & Rubber Company (the “Plan”), which had been adopted by the Board of Directors on February 5, 2002 subject to shareholder approval, was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. The Plan provides, among other things, for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and awards, performance grants and awards and other stock-based grants and awards relating to or in respect of shares of the Common Stock of the Company to employees of the Company and its subsidiaries. There were 92,800,548 votes cast in favor of, and 21,098,700 votes cast against, said resolution. The holders of 1,773,385 shares of Common Stock abstained and there were “broker non-votes” in respect of 31,123,545 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the Plan was approved by the shareholders. The resolution and information relating to the Plan are set forth at pages 7 through 13, inclusive, of the Proxy Statement. The Plan is set forth in its entirety as Appendix A to, at pages A-1 through A-11 of, the Proxy Statement. A copy of the Plan as adopted by the Board of Directors and approved by the Shareholders is filed with this Quarterly Report as Exhibit 10.1 and incorporated herein by specific reference.

     4.     Shareholder Proposal No. 1. A resolution submitted by a shareholder requesting the Goodyear Board of Directors to take the necessary steps to declassify the Board of Directors and establish annual elections of all directors was voted on at the Annual Meeting. There were 84,421,119 shares of Common Stock voted in favor of, and 29,023,751 shares of Common Stock voted against, the resolution. In addition, the holders of 2,227,763 shares of Common Stock abstained from voting on the resolution and there were “broker non-votes” in respect of 31,123,545 shares of Common Stock. The resolution, having received the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal No.1” at page 14 of the Proxy Statement.

     5. Shareholder Proposal No. 2. A resolution submitted by a shareholder requesting the Goodyear Board of Directors to redeem the Company’s Shareholder Rights Plan unless such plan is approved by its shareholders was voted on at the Annual Meeting. There were 80,191,853 shares of Common Stock voted in favor of, and 32,926,868 shares of Common Stock voted against, the resolution. In addition, the holders of 2,553,912 shares of Common Stock abstained from voting on the resolution and there were “broker non-votes” in respect of 31,123,545 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal No. 2” at pages 15 and 16 of the Proxy Statement.

ITEM 5. OTHER INFORMATION.

     The Company entered into an Amended and Restated Rights Agreement dated as of April 15, 2002, with EquiServe Trust Company, N.A., as Rights Agent. The Amended and Restated Rights Agreement, among other things, allows qualified institutions in certain limited circumstances to own up to 20% of the outstanding common stock of the Company without triggering a distribution of the rights. A copy of the Amended and Restated Rights Agreement is attached hereto as Exhibit 4.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 2002.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: May 2, 2002	By /s/ Richard J. Kramer Richard J. Kramer, Vice President

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

INDEX OF EXHIBITS (1)

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

3	ARTICLES OF INCORPORATION AND BY-LAWS

(a) Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company (“Goodyear”), dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear dated June 4, 1996, three documents comprising Goodyear’s Articles of Incorporation as amended (incorporated by reference, filed as Exhibit 3.1 to Goodyear’s Form 10-Q for the quarter ended June 30, 1996).

(b) Code of Regulations of Goodyear, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981 and April 13, 1987 (incorporated by reference, filed as Exhibit 4.1(B) to Goodyear’s Registration Statement on Form S-3, File No. 333-1995).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES	`

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A. as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-K for the year ended December 31, 2001, File No. 1-1927).

	(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement dated as of, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent	4.1

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

4	(c) Conformed copy of Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(d) Conformed copy of Amended and Restated 364-Day Revolving Credit Agreement, dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(e) First Amendment, dated as of November 9, 2001, to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 14, 2001 among Goodyear, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(f) Form of First Amendment, dated as of November 9, 2001, to the Amended and Restated 364-Day Revolving Credit Agreement dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank, as Agent (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(g) Form of Indenture, dated as of March 15, 1996, between Goodyear and Chemical Bank (now The Chase Manhattan Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

4	(h) Form of Indenture, dated as of March 1, 1999, between Goodyear and The Chase Manhattan Bank, as Trustee, as supplemented on March 14, 2000 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927 and as further supplemented on August 15, 2001 (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(i) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan Bank, as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927).

(j) Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan Bank, as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended March 31, 2002 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

	MATERIAL CONTRACTS

10	2002 Performance Plan of The Goodyear Tire & Rubber Company, as adopted by the Board of Directors on February 5, 2002, and approved by shareholders on April 15, 2002.	10.1

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

*	Pursuant to Item 601 of Regulation S-K.