Form 10-Q/A
period 2002-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2002-06-19
CIK 42582

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

The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 as set forth in the pages attached hereto:

Part I Part II, Item 5

     The Goodyear Tire & Rubber Company (the “Company”), by this Form 10-Q/A, Amendment No. 1 to Form 10-Q, hereby amends and restates in their entirety Part I and Item 5 of Part II of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2002 (the “Quarterly Report”).

Explanatory Note to Amendment No. 1 to Quarterly Report on Form 10-Q

     This Form 10-Q/A, Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2002 (the “Amendment”), which amends the Quarterly Report, includes: (i) the cover page and page 2 of this Amendment; (ii) Part I of the Quarterly Report (pages numbered 1 through 37, inclusive, which follow this page 2); and (iii) Item 5 of Part II (pages numbered 38 through 40, inclusive, which follows page 37). The Quarterly Report as amended by this Amendment is herein referred to as the “Amended Quarterly Report.”

     In this Amendment, the Company is providing additional transitional disclosures in respect of its adoption, effective January 1, 2002, of Statement of Financial Accounting Standard No. 142. In particular, the Company is providing information in respect of the years ended December 31, 2001, 2000 and 1999.

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, Part I and Item 5 of Part II of the Quarterly Report as amended by this Amendment are set forth in their entirety.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date:	June 19, 2002	By: /s/ STEPHANIE W. BERGERON

Stephanie W. Bergeron, Senior Vice President and Treasurer (Signing on behalf of Registrant as a duly authorized officer of Registrant and as the Principal Accounting Officer of Registrant.)

PART I

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table presents the transitional disclosures related to SFAS No. 142:

	Quarter Ended
	March 31,		Year Ended December 31,

(In millions, except per share)	2002	2001	2001	2000	1999

Reported net income (loss)	$(63.2)	$(46.7)	$(203.6)	$40.3	$243.2

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	6.8	27.4	26.7	22.8

Adjusted net income (loss)	$(63.2)	$(39.9)	$(176.2)	$67.0	$266.0

Basic earnings per share:

Reported net income (loss)	$(0.39)	$(0.30)	$(1.27)	$0.26	$1.55

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04	0.17	0.17	0.15

Adjusted net income (loss)	$(0.39)	$(0.26)	$(1.10)	$0.43	$1.70

Diluted earnings per share:

Reported net income (loss)	$(0.39)	$(0.30)	$(1.27)	$0.25	$1.53

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04	0.17	0.17	0.14

Adjusted net income (loss)	$(0.39)	$(0.26)	$(1.10)	$0.42	$1.67

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

     The amount of amortization expense, net of tax, related to goodwill and intangible assets with indefinite lives during the first quarter of 2001 and the years ended December 31, 2001, 2000 and 1999 was $6.8 million, $27.4 million, $26.7 million and $22.8 million, respectively. Goodyear’s consolidated net income (loss), adjusted to add back the amortization of goodwill and intangible assets with indefinite lives, would have been as indicated below:

(In millions)	As Reported	As Adjusted

Q1 2001	$(46.7)	$(39.9)

2001	(203.6)	(176.2)

2000	40.3	67.0

1999	243.2	266.0

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

PART II

ITEM 5. OTHER INFORMATION.

      (a) The Company entered into an Amended and Restated Rights Agreement dated as of April 15, 2002, with EquiServe Trust Company, N.A., as Rights Agent. The Amended and Restated Rights Agreement, among other things, allows qualified institutions in certain limited circumstances to own up to 20% of the outstanding common stock of the Company without triggering a distribution of the rights. A copy of the Amended and Restated Rights Agreement is attached hereto as Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 2002, and is incorporated herein by reference.

      (b) Set forth below is selected financial data for Goodyear and its consolidated subsidiaries for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and for the three month periods ended March 31, 2002 and 2001. Note 8 below sets forth certain transitional disclosures relating to Goodyear's adoption, effective January 1, 2002, of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets", in respect of the three years ended December 31, 2001, 2000 and 1999 and for the three month period ended March 31, 2002 and 2001.

	Quarter Ended March 31,			Year Ended December 31,

(In millions, except per share)	2002	2001	2001	2000	1999	1998	1997

Net Sales	$3,311.2	$3,414.2	$14,147.2	$14,417.1	$13,355.4	$13,081.6	$13,502.0

Income (Loss) from Continuing Operations	(63.2)	(46.7)	(203.6)	40.3	243.2	672.2	497.4

Discontinued Operations	—	—	—	—	—	(34.7)	36.3

Net Income (Loss)	$(63.2)	$(46.7)	$(203.6)	$40.3	$243.2	$637.5	$533.7

Per Share Common Stock:

Income (Loss) Per Share — Basic:

Income (Loss) from Continuing Operations	$(.39)	$(.30)	$(1.27)	$.26	$1.55	$4.29	$3.18

Discontinued Operations	—	—	—	—	—	(.22)	.24

Net Income (Loss) — Basic	$(.39)	$(.30)	$(1.27)	$.26	$1.55	$4.07	$3.42

Income (Loss) Per Share — Diluted:

Income (Loss) from Continuing Operations	$(.39)	$(.30)	$(1.27)	$.25	$1.53	$4.25	$3.14

Discontinued Operations	—	—	—	—	—	(.22)	.23

Net Income (Loss) — Diluted	$(.39)	$(.30)	$(1.27)	$.25	$1.53	$4.03	$3.37

Dividends Per Share	$.12	$.30	$1.02	$1.20	$1.20	$1.20	$1.14

Total Assets	$13,313.7	$13,690.5	$13,512.9	$13,568.0	$13,278.1	$10,762.7	$10,135.6

Long Term Debt	$2,883.9	$2,621.4	$3,203.6	$2,349.6	$2,347.9	$1,186.5	$844.5

Shareholders’ Equity	$2,765.3	$3,353.2	$2,864.0	$3,503.0	$3,792.6	$3,919.2	$3,613.7

Notes: (1)	See “Principles of Consolidation” at Note 1 (“Accounting Policies”) to the Financial Statements at page 57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Net loss in the first quarter of 2001 included net after-tax charges of $43.2 million, or $.27 per share — diluted, for rationalizations and gains on the sale of land and buildings in the United Kingdom.

(3)	Net loss in 2001 included net after tax charges of $170.1 million, or $1.06 per share — diluted, for rationalizations, the sale of the specialty chemical business and other asset sales, costs related to a tire replacement program and rationalization costs at Goodyear’s SPT equity investment.

(4)	Net Income in 2000 included a net after-tax charge of $63.0 million, or $.40 per share — diluted, for rationalizations and asset sales, change in Goodyear’s domestic inventory costing method from LIFO to FIFO and rationalization costs at Goodyear’s SPT equity investment.

(5)	Net Income in 1999 included net after-tax benefit of $22.3 million, or $.13 per share, resulting from the net after tax gains of $154.8 million, or $.97 per share — diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $132.5 million after tax, or $.84 per share — diluted.

(6)	Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share — diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

(7)	Net Income in 1997 included net after-tax charges of $176.3 million, or $1.12 per share — diluted, for rationalizations.

(8)	The following table presents the transitional disclosures regarding the adoption of SFAS No. 142:

	Quarter Ended

	March 31,		Year Ended December 31,

(In millions, except per share)	2002	2001	2001	2000	1999

Reported net income (loss)	$(63.2)	$(46.7)	$(203.6)	$40.3	$243.2

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	6.8	27.4	26.7	22.8

Adjusted net income (loss)	$(63.2)	$(39.9)	$(176.2)	$67.0	$266.0

Basic earnings per share:

Reported net income (loss)	$(.39)	$(.30)	$(1.27)	$.26	$1.55

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	.04	.17	.17	.15

Adjusted net income (loss)	$(.39)	$(.26)	$(1.10)	$.43	$1.70

Diluted earnings per share:

Reported net income (loss)	$(.39)	$(.30)	$(1.27)	$.25	$1.53

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	.04	.17	.17	.14

Adjusted net income (loss)	$(.39)	$(.26)	$(1.10)	$.42	$1.67

SFAS 142 specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS No. 142, Goodyear will complete the initial impairment testing by June 30, 2002. Goodyear does not anticipate any impairment write-down as a result of the adoption of SFAS No. 142.

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

For further information, refer to Note 7, Goodwill and Intangible Assets, of the Company’s Form 10-Q/A, amendment No. 1, dated June 19, 2002, amending the Company’s 10-Q for the quarter ended March 31, 2002.