Form 10-Q
period 2002-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2002-08-06
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes [X]	No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2002:	163,293,786

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
S I G N A T U R E S
INDEX OF EXHIBITS (1)
EX-12 Comp. of Ratio of Earnings to Fixed Charges
Exhibit 99.1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

(In millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET SALES	$3,478.8	$3,582.5	$6,790.0	$6,996.7
Cost of Goods Sold	2,787.4	2,912.1	5,548.5	5,697.7
Selling, Administrative and General Expense	557.8	565.8	1,087.2	1,113.7
Rationalizations	—	—	—	79.0
Interest Expense	59.6	74.5	120.6	143.2
Other (Income) Expense	13.5	8.4	27.4	1.9
Foreign Currency Exchange	(6.1)	(5.4)	7.2	(15.3)
Equity in Earnings of Affiliates	1.4	4.1	6.0	9.2
Minority Interest in Net Income of Subsidiaries	16.0	8.7	29.5	16.5

Income (Loss) before Income Taxes	49.2	14.3	(36.4)	(49.2)
United States and Foreign Taxes on Income	20.3	6.5	(2.1)	(10.3)

NET INCOME (LOSS)	$28.9	$7.8	$(34.3)	$(38.9)

Retained Earnings at Beginning of Period			3,192.7	3,558.8

CASH DIVIDENDS			(39.2)	(95.3)

Retained Earnings at End of Period			$3,119.2	$3,424.6

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC:	$0.18	$0.05	$(0.21)	$(0.25)

Average Shares Outstanding	163.3	158.8	163.2	158.5

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED:	$0.18	$0.05	$(0.21)	$(0.25)

Average Shares Outstanding	164.3	161.2	163.2	158.5

CASH DIVIDENDS PER SHARE	$0.12	$0.30	$0.24	$0.60

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In millions)

	June 30,	December 31,
	2002	2001
	Unaudited

ASSETS:
Current Assets:
Cash and cash equivalents	$680.0	$959.4
Short term securities	33.2	—
Accounts and notes receivable, less allowance — $96.6 ($84.9 in 2001)	1,740.6	1,486.8
Inventories:
Raw materials	397.1	398.8
Work in process	114.0	112.5
Finished product	1,943.5	1,869.6

	2,454.6	2,380.9
Prepaid expenses and other current assets	426.1	427.9

Total Current Assets	5,334.5	5,255.0

Long Term Accounts and Notes Receivable	191.2	143.8
Investments in Affiliates, at equity	87.1	82.7
Other Assets	268.9	263.0
Goodwill and Other Intangible Assets	725.9	698.1
Deferred Income Tax	658.9	674.9
Deferred Charges	1,233.9	1,279.3
Properties and Plants, less accumulated depreciation — $6,306.1 ($6,030.6 in 2001)	5,125.9	5,116.1

TOTAL ASSETS	$13,626.3	$13,512.9

LIABILITIES:
Current Liabilities:
Accounts payable — trade	$1,479.4	$1,359.2
Compensation and benefits	919.1	897.2
Other current liabilities	338.2	396.1
United States and foreign taxes	254.5	309.3
Notes payable	298.7	255.0
Long term debt due within one year	426.9	109.7

Total Current Liabilities	3,716.8	3,326.5

Long Term Debt and Capital Leases	2,940.2	3,203.6
Compensation and Benefits	2,873.0	2,848.9
Other Long Term Liabilities	437.2	482.3
Minority Equity in Subsidiaries	815.3	787.6

TOTAL LIABILITIES	10,782.5	10,648.9

SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares
Outstanding shares — 163.3 (163.2 in 2001) after deducting 32.4 treasury shares (32.5 in 2001)	163.3	163.2
Capital Surplus	1,248.0	1,245.4
Retained Earnings	3,119.2	3,192.7
Accumulated Other Comprehensive Income	(1,686.7)	(1,737.3)

TOTAL SHAREHOLDERS’ EQUITY	2,843.8	2,864.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,626.3	$13,512.9

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions)

				Accumulated
	Common	Capital	Retained	Other	Total
	Stock	Surplus	Earnings	Comprehensive	Shareholders’
				Income	Equity

Balance at December 31, 2001	$163.2	$1,245.4	$3,192.7	$(1,737.3)	$2,864.0
Comprehensive loss for 2002:
Net loss			(34.3)
Foreign currency translation				45.4
Minimum pension liability				(3.4)
Unrealized investment gain (net of tax of $2.5)				3.9
Deferred derivative gain				30.4
Less reclassification adjustment for amounts recognized in income				(25.7)
Total comprehensive loss					16.3
Cash dividends			(39.2)		(39.2)
Common stock issued from treasury:
Stock compensation plans	0.1	2.6			2.7

Balance at June 30, 2002	$163.3	$1,248.0	$3,119.2	$(1,686.7)	$2,843.8

Accumulated Other Comprehensive Income	06/30/02	12/31/01

Foreign currency translation adjustment	$(1,404.8)	$(1,450.2)
Minimum pension liability adjustment	(260.7)	(257.3)
Unrealized investment loss	(12.7)	(16.6)
Deferred derivative loss	(8.5)	(13.2)

Total	$(1,686.7)	$(1,737.3)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income (Loss)	$28.9	$7.8	$(34.3)	$(38.9)
Other comprehensive income (loss):
Foreign currency translation	67.5	(40.7)	45.4	(158.7)
Minimum pension liability	(4.1)	0.4	(3.4)	3.4
FAS 133 transition amount (net of tax of $3.3)	—	—	—	5.4
Deferred derivative gain (loss)	53.2	(9.2)	49.0	(44.7)
Tax on deferred derivative gain (loss)	(20.2)	3.5	(18.6)	17.0
Reclassification adjustment for amounts recognized in income	(50.7)	8.6	(41.5)	27.9
Tax on derivative reclassification adjustment	19.3	(3.3)	15.8	(10.6)
Unrealized investment gain (loss)	6.4	(3.7)	6.4	14.5
Tax on unrealized investment gain (loss)	(2.5)	1.4	(2.5)	(5.5)

Comprehensive Income (Loss)	$97.8	$(35.2)	$16.3	$(190.2)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	($34.3)	($38.9)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	302.2	323.0
Rationalizations	—	57.1
Asset sales	—	(13.9)
Net cash flows from sale of accounts receivable	12.3	285.8
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(216.3)	(179.9)
Inventories	(15.3)	(129.4)
Accounts payable-trade	95.2	(64.8)
Other assets and liabilities	(83.2)	(126.9)

Total adjustments	94.9	151.0

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	60.6	112.1

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(172.9)	(221.2)
Short term securities acquired	(36.2)	(2.3)
Asset sales	—	40.0
Asset acquisitions	(38.9)	—
Other transactions	(30.4)	(115.8)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(278.4)	(299.3)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	28.6	82.7
Short term debt paid	(4.6)	(537.2)
Long term debt incurred	3.5	834.3
Long term debt paid	(32.3)	(48.0)
Common stock issued	2.5	1.3
Dividends paid to Sumitomo	(6.2)	(10.0)
Dividends paid to Goodyear shareholders	(39.2)	(95.3)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(47.7)	227.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.9)	(6.1)

Net Change in Cash and Cash Equivalents	(279.4)	34.5
Cash and Cash Equivalents at Beginning of the Period	959.4	252.9

Cash and Cash Equivalents at End of the Period	$680.0	$287.4

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Goodwill and Intangible Assets

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. If considered impaired the goodwill or intangible asset with an indefinite useful life is written down to fair value. Refer to Note 7.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Associate-related rationalization costs totaling $53.1 million were recorded. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	6/30/02

Plant downsizing and consolidation	$21.2	$(20.9)	$.3
Retail and administrative consolidation	30.3	(12.3)	18.0

	$51.5	$(33.2)	$18.3

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. To date, 1,750 associates have been released, including 1,450 associates at a cost of $33.2 million during the first half of 2002, including 350 associates at a cost of $8.9 million during the second quarter of 2002.

     Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	6/30/02

Plant downsizing and consolidation	$5.2	$(.8)	$4.4
Retail and administrative consolidation	31.1	(1.9)	29.2

	$36.3	$(2.7)	$33.6

These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia region, and noncancellable lease costs. Goodyear incurred $2.7 million of other than associate-related costs in the first half of 2002, including $.4 million during the second quarter of 2002, primarily for lease termination costs.

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
(Unaudited)

     Associate-related rationalization costs for the first quarter 2001/fourth quarter 2000 program totaled $152.0 million. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	6/30/02

Plant downsizing and consolidation	$1.1	$(.3)	$.8
Worldwide associate reductions	4.8	(3.6)	1.2

	$5.9	$(3.9)	$2.0

Under the above program, Goodyear provided for the release of approximately 7,100 associates around the world, primarily production and support associates. During 2002, Goodyear has incurred $3.9 million of associate-related costs, including $1.4 million during the second quarter. Goodyear has completed these plans with the exception of ongoing associate severance payments.

     Rationalization costs, other than associate-related costs, for the above program totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The tire production equipment taken out of service totaled aproximately $17 million and was primarily related to the closure of a tire manufacturing facility in Mexico. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	6/30/02

Plant downsizing and consolidation	$3.4	$(1.4)	$2.0

During the first half of 2002, Goodyear incurred $1.4 million of other than associate-related costs, including $.2 million in the second quarter, for ongoing payments under noncancellable lease contracts. Goodyear has completed these plans with the exception of ongoing payments under noncancellable lease contracts.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2002	2001	2002	2001

Asset sales	$—	$—	$—	$(17.0)
Interest income	(4.5)	(3.5)	(6.6)	(6.4)
Financing fees and financial instruments	12.0	6.8	23.0	19.2
Miscellaneous	6.0	5.1	11.0	6.1

	$13.5	$8.4	$27.4	$1.9

Other (Income) Expense in 2001 included a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom in the first quarter.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PER SHARE OF COMMON STOCK

     Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,

	2002	2001	2002	2001

Average shares outstanding — basic	163.3	158.8	163.2	158.5
Stock options	1.0	2.4	—	—

Average shares outstanding — diluted	164.3	161.2	163.2	158.5

The average shares outstanding-diluted for the first half of 2002 does not include the antidilutive impact of 1.7 million shares of potential common stock associated with stock options. The average shares outstanding-diluted for the first half of 2001 does not include the antidilutive impact of 2.2 million shares of potential common stock associated with stock options and .3 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

     On August 2, 2002, the Company entered into an agreement whereunder it would increase its ownership of a consolidated subsidiary by purchasing additional shares of the subsidiary and concurrently issue 693,740 shares of common stock of the Company to the sellers in exchange for cash. The Company does not anticipate that this transaction will have a material impact on the consolidated financial position of the Company.

NOTE 5. NONCASH INVESTING AND FINANCING ACTIVITIES

     The Consolidated Statement of Cash Flows is presented net of the following transaction.

     On February 6, 2001, Sumitomo converted the Company’s 1.2% Convertible Note Due August 16, 2001 in the principal amount of Y6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

NOTE 6. ACCOUNTS RECEIVABLE

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($631.0 million and $580.0 million at June 30, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $339.2 million at June 30, 2002 and $483.3 million at December 31, 2001.

     The following table presents certain cash flows between Goodyear and Wingfoot A/R LLC:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2002	2001	2002	2001

Proceeds from new securitizations	$—	$741.5	$—	$741.5
Proceeds from collections reinvested in previous securitizations	1,451.8	915.3	2,904.4	915.3
Servicing fees received	1.5	.6	2.9	.6
Reimbursement for rebates and Discounts issued	28.4	(18.9)	52.9	(18.9)

Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At June 30, 2002, the value in U.S. dollars of accounts receivable that these international subsidiaries may sell pursuant to these programs is approximately $275 million. The following table presents certain cash flows related to these programs:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2002	June 30, 2002

Proceeds from collections reinvested in previous securitizations	$523.7	$1,015.9
Reimbursement for rebates and discounts issued	8.8	21.5

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at June 30, 2002 and December 31, 2001.

     The balance of net proceeds from all domestic and international agreements worldwide was $886.2 million at June 30, 2002, compared to $851.8 million at December 31, 2001.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS No. 142, Goodyear completed the initial impairment testing by June 30, 2002. Based on the results of the testing, no impairment was indicated.

     SFAS No. 142 also required Goodyear to reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. For those intangible assets deemed to have an indefinite life, amortization ceased effective January 1, 2002, and the intangible asset will be periodically tested for impairment and written down to fair value if considered impaired. Goodyear ceased amortization related to $98.9 million of an intangible asset as a result of this reassessment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents goodwill, intangible asset and accumulated amortization balances at June 30, 2002 and December 31, 2001:

	June 30, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In millions)	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Goodwill	$700.7	$(110.3)	$590.4	$676.7	$(107.6)	$569.1
Intangible asset with an indefinite life	105.0	(6.1)	98.9	105.0	(6.1)	98.9
Trademarks and patents	30.3	(8.9)	21.4	27.7	(7.7)	20.0
Other	17.4	(2.2)	15.2	11.5	(1.4)	10.1

Total Goodwill and Other Intangible Assets	$853.4	$(127.5)	$725.9	$820.9	$(122.8)	$698.1

During 2002, goodwill increased by approximately $20 million due to purchased goodwill and currency translation.

     During the second quarter of 2002, Goodyear’s minority partner in Sava Tires, a tire manufacturing subsidiary in Slovenia, exercised its option to sell equity interests to Goodyear representing a 20% interest in Sava Tires for $38.9 million, which increased Goodyear’s ownership interest to 80%. Goodyear recorded $6.8 million of goodwill related to this transaction, which was assigned to the Eastern Europe, Africa and Middle East Tire segment.

     Amortization expense for intangible assets totaled approximately $.6 million and $.7 million during the second quarters of 2002 and 2001, respectively, and approximately $1.0 million and $1.4 million in the first half of 2002 and 2001, respectively. Goodyear estimates that annual amortization expense related to intangible assets will be approximately $3 million during each of the next 5 years and the weighted average remaining amortization period is approximately 21 years.

     The total carrying amount of the intangible asset not subject to amortization totaled $98.9 million at June 30, 2002 and December 31, 2001. This amount is related to a non-compete agreement resulting from the global alliance with Sumitomo Rubber Industries that commenced operations on September 1, 1999. In accordance with SFAS No. 142, this intangible asset was tested for impairment prior to March 31, 2002. Based on the results of the testing, no impairment was indicated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the transitional disclosures required by SFAS No. 142:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share)	2002	2001	2002	2001

Reported net income (loss)	$28.9	$7.8	$(34.3)	$(38.9)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	6.9	—	13.7

Adjusted net income (loss)	$28.9	$14.7	$(34.3)	$(25.2)

Basic earnings per share:
Reported net income (loss)	$0.18	$0.05	$(0.21)	$(0.25)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04	—	0.09

Adjusted net income (loss)	$0.18	$0.09	$(0.21)	$(0.16)

Diluted earnings per share:
Reported net income (loss)	$0.18	$0.05	$(0.21)	$(0.25)
Add back: Amortization of goodwill and intangible assets with indefinite lives	—	0.04	—	0.09

Adjusted net income (loss)	$0.18	$0.09	$(0.21)	$(0.16)

	Year Ended December 31,

(In millions, except per share)	2001	2000	1999

Reported net income (loss)	$(203.6)	$40.3	$243.2
Add back: Amortization of goodwill and intangible assets with indefinite lives	27.4	26.7	22.8

Adjusted net income (loss)	$(176.2)	$67.0	$266.0

Basic earnings per share:
Reported net income (loss)	$(1.27)	$0.26	$1.55
Add back: Amortization of goodwill and intangible assets with indefinite lives	0.17	0.17	0.15

Adjusted net income (loss)	$(1.10)	$0.43	$1.70

Diluted earnings per share:
Reported net income (loss)	$(1.27)	$0.25	$1.53
Add back: Amortization of goodwill and intangible assets with indefinite lives	0.17	0.17	0.14

Adjusted net income (loss)	$(1.10)	$0.42	$1.67

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

     At June 30, 2002, Goodyear had binding commitments for investments in land, buildings and equipment of $193.1 million, and off-balance-sheet financial guarantees written and other commitments totaling $125.6 million.

     At June 30, 2002, Goodyear had recorded liabilities aggregating $58.5 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several factors, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

     At June 30, 2002, Goodyear had recorded liabilities aggregating $204.9 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear is a defendant in numerous lawsuits involving, at June 30, 2002, approximately 73,900 claimants alleging various asbestos related personal injuries purported to result from exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,800 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At June 30, 2002, Goodyear has an asset in the amount it expects to collect under the policies and coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

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

     The Company appealed judgments of approximately $20 million and $1.3 million in civil actions in Colorado State Court on February 25, 2002 and May 16, 2002, respectively. These cases relate to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in three class actions and nineteen other civil actions in various Federal and state courts related to the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes or other structures of the claimants. The Company is also party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at June 30, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

matter either that it is not reasonably possible that Goodyear has incurred a liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at June 30, 2002 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated net income for the period in which such determination occurs could be materially affected.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
SEGMENT INFORMATION
(Unaudited)

NOTE 11. BUSINESS SEGMENTS

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:

North American Tire	$1,698.4	$1,828.0	$3,350.2	$3,452.4

European Union Tire	806.9	759.7	1,551.8	1,559.0

Eastern Europe, Africa and Middle East Tire	193.2	177.9	367.7	341.3

Latin American Tire	254.0	250.7	499.6	508.4

Asia Tire	134.8	128.4	256.5	247.4

Total Tires	3,087.3	3,144.7	6,025.8	6,108.5

Engineered Products	303.9	300.9	587.0	600.3

Chemical Products	224.4	271.6	420.7	563.2

Total Segment Sales	3,615.6	3,717.2	7,033.5	7,272.0

Inter-SBU Sales	(139.3)	(133.3)	(258.0)	(283.4)

Other	2.5	(1.4)	14.5	8.1

Net Sales	$3,478.8	$3,582.5	$6,790.0	$6,996.7

Income:

North American Tire	$39.3	$49.0	$(12.0)	$64.4

European Union Tire	34.5	17.6	51.1	49.0

Eastern Europe, Africa and Middle East Tire	21.5	3.5	32.3	9.4

Latin American Tire	25.5	19.4	50.9	42.2

Asia Tire	12.1	6.7	19.7	10.6

Total Tires	132.9	96.2	142.0	175.6

Engineered Products	16.9	8.4	27.1	17.9

Chemical Products	18.7	12.9	32.3	29.3

Total Segment Income (EBIT)	168.5	117.5	201.4	222.8

Rationalizations and asset sales	—	—	—	(62.0)

Interest expense	(59.6)	(74.5)	(120.6)	(143.2)

Foreign currency exchange	6.1	5.4	(7.2)	15.3

Minority interest in net income of subsidiaries	(16.0)	(8.7)	(29.5)	(16.5)
Inter-SBU income	(16.9)	(6.5)	(28.3)	(13.4)

Financing fees and financial instruments	(12.0)	(6.8)	(23.0)	(19.2)

Equity in earnings of corporate affiliates	(1.7)	(4.9)	(6.6)	(10.7)

Corporate goodwill amortization	—	(1.4)	—	(2.8)

Other	(19.2)	(5.8)	(22.6)	(19.5)

Income (loss) before Income Taxes	$49.2	$14.3	$(36.4)	$(49.2)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income, were not charged (credited) to segment operating income (EBIT) but were attributable to the Company’s seven segments as follows:

Six Months Ended
(In millions)	June 30, 2001

North American Tire	$4.0

European Union Tire	6.2

Eastern Europe, Africa and Middle East Tire	8.9

Latin American Tire	—

Asia Tire	3.6

Total Tires	22.7

Engineered Products	3.0

Chemical Products	—

Total Segments	$25.7

     Segment operating income (EBIT) in 2002, compared to 2001, benefited from the non-amortization of goodwill and intangible assets with indefinite useful lives under the provisions of SFAS No. 142. Segment operating income in the 2001 periods included amortization expense for goodwill and intangible assets with indefinite useful lives as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2001	June 30, 2001

North American Tire	$1.1	$2.1

European Union Tire	3.1	6.2

Eastern Europe, Africa and Middle East Tire	1.1	2.2

Latin American Tire	—	—

Asia Tire	.4	.8

Total Tires	5.7	11.3

Engineered Products	.3	.5

Chemical Products	—	—

Total Segments	6.0	11.8

Corporate	1.4	2.8

Amortization Expense of Goodwill and Intangible Assets with Indefinite Useful Lives	$7.4	$14.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES

     In addition to its consolidated operations in the Asia region, the Company owns a 50% interest in South Pacific Tyres (SPT), a partnership with Ansell Ltd. (formerly Pacific Dunlop Ltd) of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. The Company is required to use the equity method to account for its interest in the results of operations and financial position of SPT.

The following table presents sales and EBIT of the Company’s Asia Tire segment and 100% of the operations of SPT:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,

	2002	2001	2002	2001

Net Sales:

Asia Tire	$134.8	$128.4	$256.5	$247.4

SPT	142.3	124.8	263.3	243.1

	$277.1	$253.2	$519.8	$490.5

EBIT:

Asia Tire	$12.1	$6.7	$19.7	$10.6

SPT	(2.3)	(6.9)	(5.6)	(13.9)

	$9.8	$(.2)	$14.1	$(3.3)

SPT debt totaled $83.5 million at June 30, 2002 and $67.4 million at December 31, 2001.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

     Sales in the second quarter of 2002 were $3.48 billion, decreasing 2.9% from $3.58 billion in the 2001 second quarter. Net income of $28.9 million or $.18 per share was recorded in the 2002 second quarter, compared to net income of $7.8 million or $.05 per share in the 2001 second period. The 2001 quarter included amortization expense for goodwill and intangible assets with indefinite useful lives totaling $6.9 million after-tax or $.04 per share.

     In the first six months of 2002, sales of $6.79 billion decreased 3.0% from $7.0 billion in the 2001 period. A net loss of $34.3 million or $.21 per share was recorded in the 2002 half compared to a net loss of $38.9 million or $.25 per share in the 2001 first half. The 2001 first half included after-tax rationalization charges of $57.1 million or $.36 per share recorded in the first quarter and amortization expense for goodwill and intangible assets with indefinite useful lives totaling $13.7 million after-tax or $.09 per share.

     Revenues in the second quarter of 2002 decreased from the 2001 period primarily due to lower tire unit volume, and lower revenues from the Chemical segment as a result of the sale of the Specialty Chemical Business in the fourth quarter of 2001. The Specialty Chemical Business contributed approximately $33 million of sales in the second quarter of 2001. Revenues were favorably affected by tire unit price improvements and by favorable currency translation of approximately $20 million. The appreciation of the Euro, which has risen approximately 10% against the U.S. dollar compared to the 2001 quarter, was the primary currency affecting translation.

     Worldwide tire unit sales in the second quarter of 2002 were 53.3 million units, a decrease of 2.2 million units or 4.0% compared to the 2001 period. North American (U.S. and Canada) volume decreased 2.6 million units or 8.8% in the quarter, while international unit sales increased 345.1 thousand units or 1.3%. Worldwide replacement unit sales decreased 7.8% from the 2001 quarter, due to decreases in North America, the European Union and Asia. Original equipment (OE) unit sales increased 4.5% in the quarter, due to increases in all regions except Eastern Europe. In the second quarter of 2001, Goodyear supplied approximately 1 million tires in connection with the Ford SUV tire replacement program.

     Revenues in the first half of 2002 decreased from the 2001 period primarily due to the effects of currency translation on international results, lower tire unit volume and lower revenues as a result of the sale of the Specialty Chemical Business. Goodyear estimates that versus 2001, currency translation adversely affected revenues by approximately $75 million in the first six months. The Specialty Chemical Business contributed approximately $65 million of sales in the first half of 2001. Revenues were favorably affected by tire pricing improvements.

     Worldwide tire unit sales in the first six months of 2002 were 106.3 million units, decreasing 1.7% from the 2001 period. North American unit sales decreased 4.0% and international unit sales increased 0.6%. Worldwide replacement unit sales decreased 4.9% from the 2001 six months, due to decreases in North America and the European Union. Original equipment (OE) unit sales increased 5.4%, due to increases in all regions except Eastern Europe. During the first six months of 2002, Goodyear supplied approximately 500,000 tires in connection with the Ford SUV tire replacement program, compared to approximately 1 million in the 2001 period.

     Cost of goods sold (CGS) decreased in dollars and decreased to 80.1% of sales in the second quarter of 2002, compared to 81.3% in the 2001 period. CGS in the second quarter of 2002 benefited by approximately $90 million from lower raw material costs and other purchasing savings compared to the 2001 period. CGS also decreased as a result of lower sales volume compared to the prior period. CGS was adversely affected by approximately $25 million in higher unit costs due to higher benefit costs and lower plant utilization as a result of reduced production volume compared to the 2001 period. Currency translation adversely impacted CGS by approximately $15 million compared to the 2001 period.

     CGS decreased in dollars, but increased to 81.7% of sales in the first half of 2002, compared to 81.4% in the 2001 period. CGS in the 2002 period benefited by approximately $130 million from lower raw material costs and other purchasing savings and approximately $55 million from currency translation and from cost reduction programs. CGS also decreased as a result of lower sales volume compared to the prior period. Compared to the 2001 period, CGS in the six months of 2002 was adversely affected by lower demand and approximately $120 million in higher unit costs primarily resulting from significantly lower levels of plant utilization due to inventory reduction programs.

     Selling, administrative and general expense (SAG) in the second quarter of 2002 was down 1.4% in dollars compared to the 2001 period, but was 16.0% of sales compared to 15.8% in the 2001 period. SAG decreased in the second quarter of 2002 compared to the 2001 period primarily as a result of reductions in advertising and communication expense of approximately $6 million and the benefit of cost reduction programs.

     SAG in the six months of 2002 was down 2.4% in dollars, compared to the 2001 period, but was 16.0% of sales compared to 15.9% in the 2001 period. SAG decreased in the first half of 2002 compared to the 2001 period, primarily as a result of reductions in advertising and communication expense of approximately $20 million and the benefit of cost reduction programs.

     Consolidated EBIT is computed as follows: net sales less CGS and SAG. Consolidated EBIT in the second quarter of 2002 was $133.6 million, increasing 27.7% from $104.6 million in the 2001 period. Compared to the 2001 period, consolidated EBIT was favorably impacted by lower raw material costs and other purchasing savings of approximately $90 million. Consolidated EBIT was adversely affected by approximately $45 million due to lower unit volume, including $20 million related to the Ford SUV tire replacement program, and $25 million of higher unit costs due to higher benefit costs and lower plant utilization as a result of reduced production volume compared to the 2001 period. Consolidated EBIT also declined due to the absence of approximately $4 million of EBIT contributed by the Specialty Chemical Business in the 2001 period. The effect of currency translation on the 2002 second quarter was nominal. Consolidated EBIT as a percentage of sales was 3.8% compared to 2.9% in the 2001 period.

     Consolidated EBIT in the first six months of 2002 was $154.3 million, decreasing 16.7% from $185.3 million in the 2001 period. Compared to the 2001 period, consolidated EBIT was adversely affected by approximately $120 million of higher unit costs resulting from significantly lower levels of plant utilization due to inventory reduction programs and $10 million related to the closure of Penske Automotive Centers in the United States during the period. Consolidated EBIT was also negatively affected by approximately $55 million due to lower unit volumes, $10 million of which related to the Ford SUV tire replacement program, and the absence of approximately $9 of EBIT contributed by the Specialty Chemical Business in the 2001 period. Foreign currency translation reduced operating income by approximately $15 million compared to the 2001 period. Consolidated EBIT was favorably impacted by lower raw material costs of approximately $130 million and price increases. Consolidated EBIT as a percentage of sales was 2.3% compared to 2.6% in 2001.

     Consolidated EBIT in the second quarter and first six months of 2001 included expenses related to amortization of goodwill and intangible assets with indefinite lives totaling $7.4 million and $14.6 million, respectively. In accordance with Statement of Financial Accounting Standards No. 142, (SFAS No. 142), “Goodwill and Other Intangible Assets”, amortization of goodwill and intangible assets with indefinite lives ceased at January 1, 2002.

     Revenues in future periods may continue to be adversely affected by competitive pricing conditions and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, lower demand from the original equipment industry, loss of market share in the replacement market and increases in energy and labor costs, which may not be recoverable in the market due to pricing pressures present in today’s highly competitive market, may also adversely affect earnings in future periods. Currency fluctuations and general economic and industry conditions may also adversely impact sales and earnings in future periods.

     Interest expense of $59.6 million decreased 20.0% in the 2002 second quarter compared to the 2001 period. For the first six months of 2002, interest expense decreased 15.8% to $120.6 million compared to the 2001 period. The decrease is due both to lower average debt levels and lower interest rates.

     Other (income) and expense was $13.5 million net expense in the 2002 second quarter compared to $8.4 million net expense in the 2001 period.  Other (income) and expense included financing fees and financial instruments of $12.0 million and $6.8 million in the second quarters of 2002 and 2001, respectively.

     For the first half of 2002, Other (income) and expense was $27.4 million net expense compared to $1.9 million net expense in 2001. The 2001 first half included gains in the first quarter of $17.0 million ($13.9 million after tax) resulting from the sale of land and buildings in the United Kingdom. Other (income) and expense included financing fees and financial instruments of $23.0 million and $19.2 million in the first half of 2002 and 2001, respectively.

     Foreign currency exchange gain was $6.1 million in the 2002 second quarter compared to a gain of $5.4 million in the 2001 quarter. For the first half of 2002, foreign currency exchange loss was $7.2 million compared to foreign currency exchange gain of $15.3 million in the 2001 period. Foreign currency exchange in 2002 included a first quarter loss of approximately $13 million resulting from currency movements on U.S. dollar denominated monetary items in Argentina.

     For the 2002 first half, Goodyear had a tax benefit at an effective rate of 30.4% compared to 31.5% in the 2001 period.

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

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 1,750 associates have been released, including 1,450 associates at a cost of $33.2 million during the first half of 2002, and approximately 350 associates at a cost of $8.9 million in the second quarter. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia tire segment, and noncancellable lease contracts. Goodyear incurred $2.7 million of these costs during the first half of 2002, including $.4 million in the second quarter, primarily for lease termination costs. The remaining reserve for costs related to the completion of these actions was $51.9 million and $87.8 million at June 30, 2002 and December 31, 2001, respectively.

     Goodyear anticipates that, upon completion of these actions, annual operating costs will be reduced by approximately $85 million, primarily in lower compensation and benefit costs. Goodyear estimates that these savings will impact the Consolidated Statement of Income as reductions of $40 million in CGS, of which $5 million relates to depreciation, and $45 million in SAG. Goodyear estimates that operating costs were reduced by approximately $11 million in the first half of 2002, including approximately $7 million in the second quarter as a result of the implementation of this program.

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

     Pursuant to the program recorded in the fourth quarter of 2000 and the first quarter of 2001, Goodyear incurred $3.9 million of associate-related costs and $1.4 million of other than associate-related costs during the first half of 2002, including $1.4 million of associate-related costs and $.2 million of other than associate-related costs incurred in the second quarter. These programs are substantially complete with the exception of ongoing associate severance and noncancellable lease payments. The remaining reserve for costs related to the completion of these actions totaled $4.0 million and $9.3 million at June 30, 2002 and December 31, 2001, respectively.

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

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

     Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the OE industry, which would result in lower levels of plant utilization that would increase unit costs. Also, increased labor costs are anticipated beginning in the third quarter of 2002 and Goodyear could experience unexpected higher raw material and energy prices. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods.

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

     At June 30, 2002, Goodyear had recorded liabilities aggregating $204.9 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 73,900 asbestos claims pending at June 30, 2002, and an asset for expected recoveries under insurance policies and coverage-in-place agreements with certain primary insurance carriers. The claims relate to exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. During the second quarter of 2002, Goodyear received approximately 6,500 new claims and resolved approximately 565 asbestos claims. The amount spent on asbestos litigation defense and claim resolution (before recovery of insurance proceeds) was approximately $1.8 million during the second quarter and $4.2 million during the first half of 2002.

     The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. The estimated liability of Goodyear is not discounted or reduced for possible recoveries from insurance carriers. No liability has been recorded for unknown asbestos claims, and Goodyear cannot predict the number of future asbestos claims, the cost of disposing of existing and future claims, or the future ability to recover from insurance carriers. Goodyear believes it will recover a substantial portion of its liability from the proceeds of existing insurance policies.

     Goodyear also has claims asserted in other legal proceedings to which it is currently a party. The Company will appeal judgments of approximately $20 million and $1.3 million in civil actions in Colorado State Court, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in three class actions and nineteen other civil actions in various Federal and state courts related to the Company’s Entran II hose installed in the homes or other structures of the claimants. The Company is also party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

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

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at June 30, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although an unanticipated adverse final determination in these proceedings could have a material impact on earnings and cash flow in any quarter or for the year.

Environmental Matters. At June 30, 2002, Goodyear had recorded liabilities aggregating $58.5 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Deferred Tax Asset Valuation Allowance. At June 30, 2002, Goodyear had recorded a net deferred tax asset aggregating $811.5 million. The realization of this net asset is dependent upon taxable income as well as the ability to implement certain tax planning strategies. Goodyear’s ability to generate the expected level of taxable income from future operations is dependant upon general economic conditions, the state of the tire industry and other major markets, other factors beyond management’s control and the implementation of certain tax planning strategies. There can be no assurance that Goodyear will meet its expectations for future taxable income, however management considered these factors in reaching its conclusion that no additional valuation reserves beyond that amount recorded as a reduction to the existing deferred tax asset is required. In the future, additional valuation allowances may be required to be established against the deferred tax asset if estimates of future taxable income during the carryforward period are reduced.

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

New Accounting Standards

     On January 1, 2002, Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the accounting for goodwill and other intangible assets and specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. Accordingly, amortization expense in 2002 will be lower than that recorded in 2001 by approximately $27 million after tax (approximately $.17 per share). SFAS No. 142 also requires goodwill and intangible assets with an indefinite useful life to be tested annually for impairment and, if impaired, written down to fair value. In accordance with SFAS No. 142, Goodyear tested its intangible asset with an indefinite useful life prior to March 31, 2002, and no impairment was indicated. Goodyear completed the impairment testing of goodwill by June 30, 2002, as required by SFAS No. 142, and no impairment was indicated.

     Goodyear’s consolidated net income (loss), adjusted to add back the amortization of goodwill and intangible assets with indefinite lives, would have been as indicated below:

	Second	Six
	Quarter	Months	Year Ended Dec. 31,
	Ended	Ended
(In millions)	6/30/01	6/30/01	2001	2000	1999

Net Income Reported	$7.8	$(38.9)	$(203.6)	$40.3	$243.2

Add back: Amortization	6.9	13.7	27.4	26.7	22.8

Net Income Adjusted	$14.7	$(25.2)	$(176.2)	$67.0	$266.0

     For further information, refer to the note to the financial statements No. 7, Goodwill and Intangible Assets.

SEGMENT INFORMATION

     Segment EBIT was $168.5 million in the second quarter of 2002, increasing 43.4% from $117.5 million in the 2001 quarter. Segment operating margin in the second quarter of 2002 was 4.7%, compared to 3.2% in the 2001 period.

     In the six months, segment EBIT was $201.4 million, decreasing 9.6% from $222.8 million in the 2001 period. Segment operating margin in the six months was 2.9% compared to 3.1% in the 2001 period.

     Segment EBIT does not include the previously discussed rationalizations and certain other items. Segment EBIT is computed as follows: net sales less cost of goods sold, less selling, administrative and general expense (excluding corporate administrative expenses). For further information, refer to the note to the financial statements No. 11, Business Segments.

North American Tire

     North American Tire segment sales in the second quarter of 2002 were $1.70 billion, decreasing 7.1% from $1.83 billion in the 2001 quarter. In the six months, sales of $3.35 billion decreased 3.0% from $3.45 billion in 2001.

     Unit sales in the 2002 second quarter were 26.4 million, decreasing 8.8% from the 2001 period. Replacement unit sales decreased 15.8% while OE volume increased 6.8%.

     Unit sales in the six months were 52.6 million, decreasing 4.0% from the 2001 period. Replacement unit sales decreased 9.5% while original equipment volume increased 8.5%.

     Revenues in both the second quarter and first half of 2002 decreased from the 2001 periods due to reduced volume in the replacement market as certain distributors postponed purchases and the lower tire units delivered in connection with the Ford Motor Company replacement program initiated in 2001. Sales were favorably affected by increased sales to OE manufacturers in both 2002 periods as automakers increased production. Improved revenue per tire in the replacement consumer business favorably affected the six month period.

     North American Tire segment EBIT was $39.3 million in the second quarter of 2002, decreasing 19.8% from $49.0 million in the 2001 quarter. Operating margin was 2.3%, compared to 2.7% in 2001.

     In the six months, EBIT was a loss of $12.0 million, decreasing substantially from EBIT income of $64.4 million in 2001. Operating margin was (0.4)%, compared to 1.9% in 2001.

     During the first quarter of 2002, Goodyear supplied approximately 500 thousand tire units with an EBIT impact of approximately $10 million in connection with the Ford SUV tire replacement program. Ford ended the replacement program on March 31, 2002. Approximately 1 million tire units were supplied which increased EBIT by approximately $20 million in the second quarter of 2001.

     EBIT in the second quarter of 2002 was negatively impacted by approximately $50 million, including the Ford program, due to lower sales volume in the replacement market. Lower levels of plant utilization adversely impacted EBIT by approximately $15 million compared to 2001 as well as a negative change in replacement market brand mix and the change in product mix toward lower-margin original equipment tires. EBIT in 2002 was favorably impacted by approximately $60 million from lower raw material costs and decreased SAG expenses.

     EBIT in the first half of 2002 was negatively impacted by approximately $90 million due to lower levels of plant utilization caused by substantial production cutbacks to reduce inventory levels to demand, approximately $60 million due to lower replacement sales volume, the change in product mix toward lower-margin original equipment tires and the impact of the $10 million charge related to the closure of Penske Automotive Centers in the United States on April 6, 2002. EBIT in 2002 was favorably impacted by a decrease in raw material costs of approximately $90 million.

     EBIT in the second quarter and first six months of 2001 included expenses related to amortization of goodwill and intangible assets with indefinite lives totaling $1.1 million and $2.1 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite lives ceased at January 1, 2002.

     EBIT in 2001 did not include first quarter rationalization charges totaling $4.0 million.

     Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs beginning in the third quarter of 2002 and general economic conditions.

European Union Tire

     European Union Tire segment sales in the second quarter of 2002 were $806.9 million, increasing 6.2% from $759.7 million in the 2001 quarter. In the six months, sales of $1.55 billion decreased slightly from $1.56 billion in 2001.

     Unit sales in the 2002 second quarter were 14.8 million, decreasing 1.8% from the 2001 period. Replacement unit sales decreased 4.1% while OE volume increased 2.9%.

     Unit sales in the six months were 29.9 million, decreasing 2.5% from the 2001 period. Replacement unit sales decreased 5.5% while original equipment volume increased 3.5%.

     Revenues in the second quarter of 2002 increased compared to 2001 primarily due to the favorable affect of currency translation, which Goodyear estimates to be approximately $65 million, and higher price levels. Revenues were adversely impacted by lower tire unit sales.

     For the six months, revenues decreased compared to 2001 due to lower volume in the replacement market and competitive pricing pressures. Revenues were favorably impacted by currency translation, which Goodyear estimates to be approximately $35 million.

     European Union Tire segment EBIT was $34.5 million in the

second quarter of 2002, increasing 96% from $17.6 million in the 2001 quarter. Operating margin was 4.3%, compared to 2.3% in 2001.

     In the six months, EBIT was $51.1 million, increasing 4.3% from $49.0 million in 2001. Operating margin was 3.3%, compared to 3.1% in 2001.

     For the second quarter of 2002, EBIT increased compared to 2001 due to lower raw material costs of approximately $14 million, currency translation, which Goodyear estimates to be approximately $5 million and cost reduction programs. Lower sales volume and reduced factory utilization adversely impacted second quarter EBIT.

     For the six months of 2002, EBIT increased compared to 2001 due to lower raw material costs of approximately $18 million, improved pricing and mix and cost reduction programs. EBIT in the first half of 2002 was adversely impacted by approximately $9 million due to lower sales volume and approximately $10 million of higher unit costs resulting from lower levels of plant utilization to align inventory with lower demand levels during the fourth quarter of 2001.

     EBIT in the second quarter and first six months of 2001 include expenses related to amortization of goodwill and intangible assets with indefinite lives totaling $3.1 million and $6.2 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite lives ceased at January 1, 2002.

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

Eastern Europe, Africa and Middle East Tire

     Eastern Europe, Africa and Middle East Tire segment (“Eastern Europe Tire”) sales in the second quarter of 2002 were $193.2 million, increasing 8.6% from $177.9 million in the 2001 quarter. In the six months, sales of $367.7 million increased 7.7% from $341.3 million in 2001.

     Unit sales in the 2002 second quarter were 3.7 million, increasing 10.9% from the 2001 period. Replacement unit sales increased 16.8% while OE volume decreased 9.0%.

     Unit sales in the six months were 7.5 million, increasing

11.5% from the 2001 period. Replacement unit sales increased 17.6% while original equipment volume decreased 8.0%.

     Revenues increased in the 2002 second quarter compared to 2001 primarily due to improved pricing and product mix and higher volume, particularly in the replacement markets in Turkey and the Middle East. Revenue was adversely affected by currency translation, which Goodyear estimates to be approximately $10 million, primarily in South Africa where the Rand devalued significantly against the U.S. dollar compared to the 2001 period.

     For the six months, revenues increased compared to 2001 due to price increases and higher replacement volume. Goodyear estimates that currency translation, primarily in South Africa, adversely impacted revenue in the period by approximately $35 million.

     Eastern Europe Tire segment EBIT was $21.5 million in the second quarter of 2002, increasing substantially from $3.5 million in the 2001 quarter. Operating margin was 11.1%, compared to 2.0% in 2001.

     In the six months, EBIT was $32.3 million, increasing considerably from $9.4 million in 2001. Operating margin was 8.8%, compared to 2.8% in 2001.

     EBIT in the 2002 quarter was favorably impacted by approximately $9 million related to higher levels of plant utilization and the benefits of cost reduction programs, and by approximately $5 million related to improved pricing and product mix. Increased marketing and advertising expenses adversely impacted EBIT compared to the 2001 quarter.

     For the six months, EBIT increased due to higher volume and a change in mix to higher margin replacement tires, with an impact of approximately $11 million, compared to the 2001 period. Cost reduction programs and higher levels of plant utilization also had a positive impact of approximately $10 million in the period.

     EBIT in the second quarter and first six months of 2001 include expenses related to amortization of goodwill totaling $1.1 million and $2.2 million, respectively. In accordance with SFAS No. 142, amortization of goodwill ceased at January 1, 2002.

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

Latin American Tire

     Latin American Tire segment sales in the second quarter of 2002 were $254.0 million, increasing 1.3% from $250.7 million in the 2001 quarter. In the six months, sales of $499.6 million decreased 1.7% from $508.4 million in 2001.

     Unit sales in the 2002 second quarter were 5.2 million, increasing 4.4% from the 2001 period. Replacement unit sales increased 5.0% and original equipment volume increased 3.1%.

     Unit sales in the six months were 10.1 million, increasing 1.4% from the 2001 period. Replacement unit sales increased 1.1% and original equipment volume increased 2.0%.

     Revenues in the 2002 quarter benefited from improved prices and product mix and higher unit volume. Revenues were adversely impacted by currency translation, particularly in Argentina, Brazil and Venezuela. Goodyear estimates that currency translation reduced sales by approximately $45 million in the second quarter compared to 2001.

     For the six months, revenues decreased compared to 2001 due to currency translation, which reduced sales by approximately $80 million. Revenues were favorably impacted by higher volume, price increases and improved product mix.

     Latin American Tire segment EBIT was $25.5 million in the second quarter of 2002, increasing 31.4% from $19.4 million in the 2001 quarter. Operating margin was 10.0%, compared to 7.7% in 2001.

     In the six months, EBIT was $50.9 million, increasing 20.6% from $42.2 million in 2001. Operating margin was 10.2%, compared to 8.3% in 2001.

     EBIT in the 2002 quarter was favorably impacted by approximately $7 million related to pricing and product mix, approximately $8 million related to lower raw material costs and the benefits of rationalizations and cost reduction programs. Price adjustments were made to partially offset the adverse impact of currency movements. Goodyear estimates that the effects of currency translation reduced EBIT by approximately $10 million in the second quarter compared to 2001.

     EBIT in the 2002 first half was favorably impacted by approximately $16 million related to pricing and product mix, approximately $13 million related to lower raw material costs and the benefits of rationalizations and cost reduction programs. Price adjustments were made to partially offset the adverse impact of currency movements. Goodyear estimates that the effects of currency translation reduced EBIT by approximately $15 million in the first half compared to 2001.

     Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

     Asia Tire segment sales in the second quarter of 2002 were $134.8 million, increasing 5.0% from $128.4 million in the 2001 quarter. In the six months, sales of $256.5 million increased 3.7% from $247.4 million in 2001.

     Unit sales in the 2002 second quarter were 3.2 million, increasing 0.9% from the 2001 period. Replacement unit sales decreased 0.5% while original equipment volume increased 4.6%.

     Unit sales in the six months were 6.2 million, increasing 3.0% from the 2001 period. Replacement unit sales increased 2.4% and original equipment volume increased 4.8%.

     Revenues in both the 2002 quarter and first six months increased compared to the 2001 periods due primarily to higher volume. Improved selling prices on replacement tires also favorably impacted revenues in both 2002 periods.

     Asia Tire segment EBIT was $12.1 million in the second quarter of 2002, increasing 80.6% from $6.7 million in the 2001 quarter. Operating margin was 9.0%, compared to 5.2% in 2001.

     In the six months, EBIT was $19.7 million, increasing 85.8% from $10.6 million in 2001. Operating margin was 7.7%, compared to 4.3% in 2001.

     EBIT in the second quarter and first half of 2002 increased compared to the 2001 periods due to lower raw material costs of approximately $3 million and $6 million in the respective periods, and lower conversion costs as a result of cost containment programs. EBIT was adversely affected by higher SAG, primarily due to higher selling and advertising expenses.

     EBIT in the second quarter and first six months of 2001 included expenses related to the amortization of goodwill totaling $.4 million and $.8 million, respectively. In accordance with SFAS No. 142, amortization of goodwill ceased at January 1, 2002.

     EBIT in 2001 did not include first quarter rationalization charges totaling $3.6 million.

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

     The following table presents the sales and EBIT of the Company’s Asia Tire segment together with 100% of the sales and EBIT of SPT:

	Three Months Ended			Six Months Ended
(In millions)	June 30,			June 30,

	2002	2001		2002	2001

Net Sales:

Asia Tire	$134.8		$128.4	$256.5	$247.4

SPT	142.3		124.8	263.3	243.1

	$277.1		$253.2	$519.8	$490.5

EBIT:

Asia Tire	$12.1		$6.7	$19.7	$10.6

SPT	(2.3)		(6.9)	(5.6)	(13.9)

	$9.8	$	( .2)	$14.1	$(3.3)

SPT debt totaled $83.5 million at June 30, 2002 and $67.4 million at December 31, 2001.

Engineered Products

     Engineered Products segment sales in the second quarter of 2002 were $303.9 million, increasing 1.0% from $300.9 million in the 2001 quarter. In the six months, sales of $587.0 million decreased 2.2% from $600.3 million in 2001.

     Revenues in the second quarter were up from 2001 due largely to strong demand for military and custom products. Sales of OE and industrial products also improved while sales of heavy duty products declined.

     For the six months, revenues decreased compared to 2001 due to customers’ efforts to reduce inventory. All major product lines reported lower revenues compared to the 2001 period.

     Engineered Products segment EBIT was $16.9 million in the second quarter of 2002, increasing substantially from $8.4 million in the 2001 quarter. Operating margin was 5.6%, compared to 2.8% in 2001.

     In the six months, EBIT was $27.1 million, increasing 51.4% from $17.9 million in 2001. Operating margin was 4.6%, compared to 3.0% in 2001.

     EBIT increased in the second quarter and six months of 2002 due primarily to cost containment measures and improved productivity.

     EBIT in the second quarter and first six months of 2001 include expenses related to amortization of goodwill totaling $.3 million and $.5 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite lives ceased at January 1, 2002.

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

Chemical Products

     Chemical Products segment sales in the second quarter of 2002 were $224.4 million, decreasing 17.4% from $271.6 million in the 2001 quarter. In the six months, sales of $420.7 million decreased 25.3% from $563.2 million in 2001. Approximately 50% of Chemical Products segment sales were made to Goodyear’s other segments.

     Revenues in the 2002 periods decreased compared to 2001 due to lower net selling prices caused by decreased raw material costs and the impact of selling the Specialty Chemical Business in 2001, which contributed approximately $65 million of revenue in the first half of 2001, including approximately $33 million in the second quarter.

     Chemical Products segment EBIT was $18.7 million in the second quarter of 2002, increasing 45.0% from $12.9 million in the 2001 quarter. Operating margin was 8.3%, compared to 4.7% in 2001.

     In the six months, EBIT was $32.3 million, increasing 10.2% from $29.3 million in 2001. Operating margin was 7.7%, compared to 5.2%.

     EBIT in the 2002 periods increased compared to 2001 due to lower raw material prices and lower plant fixed costs. EBIT in both periods was negatively impacted by lower net selling values, which were caused by decreased raw material costs, and the impact of selling the Specialty Chemical Business in 2001. This business contributed approximately $9 million of EBIT in the first half of 2001, including approximately $4 million in the second quarter.

     Revenues and EBIT in the Chemical Products segment may be

adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $60.6 million during the first six months of 2002, as reported on the Consolidated Statement of Cash Flows. Working capital (accounts receivable and inventory less accounts payable) at June 30, 2002, increased approximately $207 million from December 31, 2001, due primarily to increased accounts receivable. Working capital improved $679.3 million, from $3.4 billion at June 30, 2001 to $2.7 billion at June 30, 2002, as a result of lower accounts receivable and inventory.

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by SFAS No. 140. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($631.0 million and $580.0 million at June 30, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $339.2 million at June 30, 2002 and $483.3 million at December 31, 2001.

     The obligation of the five bank-affiliated issuers of commercial paper to purchase notes issued by Wingfoot is conditioned upon, among other things, the Company’s long term debt maintaining ratings of at least Ba2 by Moody’s and BB by Standard & Poor’s. If the Company’s long term debt does not maintain at least those ratings, the lenders may (unless the condition is waived or the note facility is amended) require Wingfoot to repay its secured notes (from collected receivables) and terminate the note purchase facility, in which event the Company would be required to obtain funds pursuant to new or existing bank credit facilities to meet its anticipated working capital requirements.

     Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At June 30, 2002, the value in U.S. dollars of accounts receivable which these international subsidiaries may sell is approximately $275 million. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during the first six months of 2002.

     At June 30, 2002, the net cash proceeds for all sales of receivables by Goodyear were $886.2 million. During the first six months of 2002, activity related to these programs resulted in net cash inflows of $12.3 million. For further information, refer to the note to the financial statements No. 6, Accounts Receivable.

     Net cash used in investing activities was $278.4 million during the first six months of 2002. Capital expenditures totaled $172.9 million, and were primarily for plant modernizations and new tire molds. Capital expenditures in 2002 have been reduced in response to current economic and business conditions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2002	2001	2002	2001

Capital Expenditures	$97.1	$117.3	$172.9	$221.2

Depreciation and amortization	155.4	162.6	302.2	323.0

     Depreciation and amortization in the 2001 second quarter and six months included $7.4 million and $14.6 million, respectively, of amortization related to goodwill and intangible assets with indefinite lives that are no longer amortized in accordance with the provisions of SFAS No. 142.

     During the second quarter of 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Slovenia at a cost of $38.9 million. The Company’s ownership of this subsidiary increased from 60% to 80%.

     Net cash used by financing activities was $47.7 million during the first six months of 2002.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(Dollars in millions)	6/30/02	12/31/01	6/30/01

Consolidated Debt	$3,665.8	$3,568.3	$3,782.5

Debt to Debt and Equity	56.3%	55.5%	53.6%

     Substantial short term and long term credit sources are available to Goodyear globally under normal commercial practices. In total, Goodyear had credit arrangements of $6.0 billion available at June 30, 2002, of which $2.4 billion were unused. At June 30, 2002, Goodyear had short term committed and uncommitted bank credit arrangements totaling $1.1 billion, of which $.9 billion were unused. Goodyear also had available long term credit arrangements at June 30, 2002 totaling $4.9 billion, of which $1.5 billion were unused.

     The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $775 million 364-day revolving credit facility.

     The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. During the first six months of 2002, commitment fees averaged 20 basis points.

     The $775 million 364-day credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow until August 13, 2002, on which date the facility commitment terminates, except as it may be extended on a bank by bank basis. If a bank does not extend its commitment if requested to do so, the Company may obtain from such bank a two year term loan up to the amount of such bank’s commitment. During the first six months of 2002, commitment fees averaged 15 basis points.

     The Company is in the process of extending the 364-day facility for one year and reducing the commitments thereunder to $550 million. The extended facility will have a one year term loan feature exercisable in respect of all lenders as a group.

     Each facility agreement contains certain covenants which, among other things, require Goodyear to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish a limit on the aggregate amount of consolidated debt the Company and its subsidiaries may incur. There were no borrowings outstanding under these agreements at June 30, 2002. These revolving credit facilities support, among other things, the uncommitted short term bank facilities. The Company amended each of these bank credit facility agreements and certain other agreements with banks during 2001 to modify the interest coverage ratio and consolidated net worth covenants and certain other provisions to reflect current operating conditions.

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

     During 2002, major credit rating agencies have reduced the Company’s credit rating on short term and long term debt to non- investment grade status. Standard & Poor’s and Fitch currently rate the Company’s short term debt at B and its long term debt at BB+. Moody’s Investor Services rate the Company’s short term debt at “not prime” and its long term debt at Ba1, with a negative outlook. As a result of these ratings actions, Goodyear will not be able to participate in certain capital markets and is likely to experience increases in the cost of obtaining capital in other markets. In addition, financing and related expenses under some existing arrangements have increased.

     Funds generated by operations are anticipated to be positive during 2002 and, together with funds available under existing credit arrangements (assuming such facilities remain in effect), are expected to be sufficient to meet Goodyear’s currently anticipated requirements.

     The following table presents, at June 30, 2002, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of June 30, 2002

Contractual		1	2	3	4	5	After 5
Obligations	Total	Year	Years	Years	Years	Years	Years

Long Term Debt	$3,317.0	$421.3	$814.8	$448.4	$179.1	$555.0	$898.4

Capital Lease Obligations (1)	81.4	9.2	7.7	6.4	5.3	4.7	48.1

Operating Leases (2)	1,298.9	271.6	201.8	158.2	122.1	118.1	427.1

Binding Commitments	193.1	184.4	7.3	.3	.3	.1	.7

Total Contractual Cash Obligations	$4,890.4	$886.5	$1,031.6	$613.3	$306.8	$677.9	$1,374.3

Amount of Commitment Expiration per Period

Other Off Balance Sheet Financial Guarantees Written and Other Commitments (3)	$125.6	$40.7	$58.6	$1.2	$.7	$—	$24.4

(1)	The present value of capital lease obligations is $50.1 million.

(2)	Operating leases do not include minimum sublease rentals of $43.3 million, $35.5 million, $26.2 million, $17.7 million, $10.5 million, and $16.0 million in each of the periods above, respectively, for a total of $149.2 million. Net operating lease payments total $1,149.7 million. The present value of operating leases is $771.1 million. The operating leases relate to, among other things, computers and office equipment, real estate, aircraft, and miscellaneous other assets, which are in some instances leased from special purpose entities owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. Certain operating leases involving special purpose entities included in the table above (whereunder the Company is required to pay rent aggregating $62.7 million) would, if consolidated pursuant to a recently proposed rule interpretation, increase assets and liabilities on the Company’s balance sheet by approximately $65 million. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(3)	Other off-balance-sheet financial guarantees written and other commitments includes, at June 30, 2002, approximately $40.6 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

      In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in September 2004. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Goodyear entered into an agreement with Ansell Ltd. (Ansell), (formerly Pacific Dunlop Ltd.), during 2001 relating to SPT. Under the agreement, Ansell has the right, during the period beginning August of 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through intermediate and long term supply contracts at a fixed price or at formula prices related to market prices or negotiated prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At June 30, 2002, the interest rate on 69% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 75% at December 31, 2001 and 55% at June 30, 2001. Goodyear also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

     The following table presents interest rate swap contract information at June 30:

(Dollars in millions)
Interest Rate Swap Contracts	2002	2001

Fixed rate swap contracts:

Notional principal amount	$325.0	$300.0

Pay fixed rate	5.0%	5.3%

Receive variable LIBOR	1.9%	3.9%

Average years to maturity	1.8	2.2

Fair value — asset (liability)	$(11.4)	$.3

Pro forma fair value — asset (liability)	(12.3)	.2

Floating rate swap contracts:

Notional principal amount	$250.0	—

Pay variable LIBOR	3.8%	—

Receive fixed rate	6.6%	—

Average years to maturity	4.5	—

Fair value — asset (liability)	$5.0	—

Pro forma fair value — asset (liability)	6.9	—

     The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30, 2002 and 2001, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in millions)	2002	2001	2002	2001

Fixed Rate Contracts:

Notional principal	$325.0	$50.0	$325.0	$50.0

Pay fixed rate	5.07%	6.25%	5.12%	6.25%

Receive variable LIBOR	2.07%	5.56%	2.03%	6.11%

Floating Rate Contracts:

Notional principal	$250.0	—	$171.0	—

Pay variable LIBOR	3.69%	—	3.71%	—

Receive fixed rate	6.63%	—	6.63%	—

The following table presents fixed rate debt information at June 30:

(In millions)
Fixed Rate Debt	2002	2001

Fair value — liability	$2,292.0	$1,689.7

Carrying amount — liability	2,423.8	1,710.8

Pro forma fair value — liability	2,382.0	1,771.2

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at June 30, 2002 and 2001, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

     The following table presents foreign exchange contract information at June 30:

(In millions)
Foreign Exchange Contracts	2002	2001

Fair value — asset (liability)	$41.0	$(25.9)

Pro forma change in fair value	27.4	35.3

Contract maturities	07/02-03/06	07/01-3/06

Fair value — asset (liability):

Swiss franc swap-current	$(2.5)	—

Swiss franc swap-long term	22.1	$1.2

Euro swaps-current	(1.9)	—

Euro swaps-long term	11.9	(25.5)

Other-current	11.4	(1.6)

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at June 30, 2002 and 2001, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	changes in general economic, industry and political conditions in the various markets served by Goodyear’s operations;

•	price and product competition; increased competitive activity; changes in demand levels for our products;

•	fluctuations in the prices paid for raw materials and energy; our ability to control costs and expenses;

•	changes in the monetary policies of various countries where Goodyear has significant operations;

•	changes in interest and currency exchange rates;

•	and other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. Goodyear will not revise or update any forward-looking statement, or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (“Goodyear”) on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”), wherein at Item 3, paragraphs (E), (F) and (H), pages 24, 25 and 26, Goodyear reported certain legal proceedings, and to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended March 31, 2002 (the “2002 10-Q”), wherein at Part II, Item 1, paragraph (2), page 38, Goodyear reported developments in respect of certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (E), (F) and (H) of Item 3 of the 2001
10-K and at paragraph (2) of Part II, Item 1 of the 2002 10-Q:

     (1)  At paragraph (E), pages 24 and 25, of the 2001 10-K, Goodyear previously reported certain civil actions relating to, among other things, alleged breaches of express and implied warranties in respect of Entran II hose manufactured by Goodyear and installed by others in houses or on other properties of the plaintiffs as a part of Heatway radiant floor heating systems. On May 16, 2002, an order of judgment was entered against Goodyear in a civil action in Colorado State Court awarding approximately $1.3 million plus costs to plaintiffs who are or were owners of five houses and a common area. Goodyear intends to appeal the judgment.

     (2)  As reported at paragraph (F), pages 25 and 26, of the 2001 10-K, four class action lawsuits were pending against Goodyear, each case alleging, among other things, that Goodyear engaged in a “silent recall” of certain types of load range D and E tires, that such tires did not conform to the express and implied warranties of merchantability and that Goodyear was negligent in the design and manufacture of the specified types of tires. During the quarter ended June 30, 2002, three of the four civil actions, Ronald Reusch, et al. v. Goodyear, et al., Ryan J. Adkins, et al. v. Goodyear, et al. and Fred C. Hlad, et al. v. Goodyear, et al., were voluntarily dismissed without prejudice by the plaintiffs.

     (3)  At paragraph (H), page 26, of the 2001 10-K, and at paragraph (2) of Part II, Item 1, page 38, of the 2002 10-Q, Goodyear reported that it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 68,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear’s facilities. During the second quarter of 2002, approximately 6,500 new claims were filed against Goodyear and approximately 565 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the second quarter of 2002 was approximately $1.8 million (before recovery of insurance proceeds). At June 30, 2002, there were approximately 73,900 claims currently pending against Goodyear relating to alleged asbestos-related diseases resulting from alleged exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. No Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended June 30, 2002.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: August 6, 2002	By /s/ Robert W. Tieken

Robert W. Tieken, Executive Vice President and Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal financial officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

INDEX OF EXHIBITS (1)

EXHIBIT			EXHIBIT

Table Item No. *	Description of Exhibit		Number

3	ARTICLES OF INCORPORTATION AND BY-LAWS

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

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A. as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786).

(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement dated as of, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly

*Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

Report on Form 10-Q for the quarter ended March 31, 2002).

4	(c) Conformed copy of Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(d) Conformed copy of Amended and Restated 364-Day Revolving Credit Agreement, dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(e) First Amendment, dated as of November 9, 2001, to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 14, 2001 among Goodyear, the Lenders named therein and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(f) Form of First Amendment, dated as of November 9, 2001, to the Amended and Restated 364-Day Revolving Credit Agreement dated as of August 14, 2001, among Goodyear, the Lenders named therein and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(g) Form of Indenture, dated as of March 15, 1996, between Goodyear and Chemical Bank (now JPMorgan Chase Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

*Pursuant to Item 601 of Regulation S-K.

EXHIBIT			EXHIBIT

Table Item No. *	Description of Exhibit		Number

4	(h) Form of Indenture, dated as of March 1, 1999, between Goodyear and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Trustee, as supplemented on March 14, 2000 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927 and as further supplemented on August 15, 2001 (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1917).

(i) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2001, File No. 1-1917).

(j) Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, The Chase Manhattan Bank (now JPMorgan Chase Bank), as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1917).

In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended June 30, 2002 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

12	STATEMENT RE COMPUTATION
OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

*Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

99	ADDITIONAL EXHIBITS

	Certificate of Goodyear Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.1

*Pursuant to Item 601 of Regulation S-K.