Form 10-Q
period 2002-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2002-10-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

    Yes ✓                                                                                                                              No____

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,

Without Par Value, Outstanding at September 30, 2002:	175,307,433

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

	Three Months Ended		Nine Months Ended
(In millions, except per share)	September 30,		September 30,
	2002	2001	2002	2001

NET SALES	$3,529.6	$3,677.9	$10,319.6	$10,674.6

Cost of Goods Sold	2,854.9	2,994.3	8,403.4	8,692.0

Selling, Administrative and General Expense	556.5	568.0	1,643.7	1,681.7

Rationalizations	12.0	—	12.0	79.0

Interest Expense	61.8	77.7	182.4	220.9

Other (Income) Expense	0.3	21.3	27.7	23.2

Foreign Currency Exchange	(26.0)	(2.6)	(18.8)	(17.9)

Equity in Earnings of Affiliates	2.0	4.8	8.0	14.0

Minority Interest in Net Income of Subsidiaries	11.7	3.1	41.2	19.6

Income (Loss) before Income Taxes	56.4	11.3	20.0	(37.9)

United States and Foreign Taxes on Income	22.7	2.0	20.6	(8.3)

NET INCOME (LOSS)	$33.7	$9.3	$(0.6)	$(29.6)

Retained Earnings at Beginning of Period			3,192.7	3,558.8

CASH DIVIDENDS			(58.9)	(142.9)

Retained Earnings at End of Period			$3,133.2	$3,386.3

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC:	$0.20	$0.06	$—	$(0.19)

Average Shares Outstanding	166.5	159.9	164.5	159.0

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED:	$0.20	$0.06	$—	$(0.19)

Average Shares Outstanding	166.5	161.6	164.5	159.0

CASH DIVIDENDS PER SHARE	$0.12	$0.30	$0.36	$0.90

The accompanying notes are an integral part of this financial statement.

1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In millions)
	September 30,	December 31,
	2002	2001
	Unaudited

ASSETS:

Current Assets:

Cash and cash equivalents	$548.3	$959.4

Short term securities	46.6	—

Accounts and notes receivable, less allowance — $96.1 ($84.9 in 2001)	1,733.6	1,486.8

Inventories:

Raw materials	425.3	398.8

Work in process	115.4	112.5

Finished product	1,852.9	1,869.6

	2,393.6	2,380.9

Prepaid expenses and other current assets	339.2	427.9

Total Current Assets	5,061.3	5,255.0

Long Term Accounts and Notes Receivable	222.0	143.8

Investments in Affiliates, at equity	83.4	78.2

Other Assets	263.7	251.9

Goodwill and Other Intangible Assets	730.8	706.3

Deferred Income Tax	713.1	674.9

Deferred Charges	1,329.0	1,236.8

Properties and Plants, less accumulated depreciation — $6,395.4 ($6,058.2 in 2001)	5,081.5	5,166.0

TOTAL ASSETS	$13,484.8	$13,512.9

LIABILITIES:

Current Liabilities:

Accounts payable — trade	$1,395.1	$1,359.2

Compensation and benefits	909.9	897.2

Other current liabilities	389.0	396.1

United States and foreign taxes	219.9	309.3

Notes payable	305.4	255.0

Long term debt due within one year	381.6	109.7

Total Current Liabilities	3,600.9	3,326.5

Long Term Debt and Capital Leases	2,943.5	3,203.6

Compensation and Benefits	2,866.9	2,848.9

Other Long Term Liabilities	359.7	482.3

Minority Equity in Subsidiaries	804.9	787.6

TOTAL LIABILITIES	10,575.9	10,648.9

SHAREHOLDERS’ EQUITY:

Preferred Stock, no par value:

Authorized 50.0 shares, unissued	—	—

Common Stock, no par value:

Authorized 300.0 shares Outstanding shares - 175.3 (163.2 in 2001) after deducting 20.4 treasury shares (32.5 in 2001)	175.3	163.2

Capital Surplus	1,390.3	1,245.4

Retained Earnings	3,133.2	3,192.7

Accumulated Other Comprehensive Income	(1,789.9)	(1,737.3)

TOTAL SHAREHOLDERS’ EQUITY	2,908.9	2,864.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,484.8	$13,512.9

The accompanying notes are an integral part of this financial statement.

2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In millions)
				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Equity

Balance at December 31, 2001	$163.2	$1,245.4	$3,192.7	$(1,737.3)	$2,864.0

Comprehensive loss for 2002:

Net income (loss)			(0.6)

Foreign currency translation				(59.2)

Minimum pension liability				(3.4)

Unrealized investment gain

(net of tax of $6.5)				10.5

Deferred derivative gain				22.9

Less reclassification adjustment for amounts recognized in income				(23.4)

Total comprehensive loss					(53.2)

Cash dividends			(58.9)		(58.9)

Common stock issued from treasury:

Domestic pension funding	11.3	126.6			137.9

Common stock issued for acquisitions	0.7	15.2			15.9

Stock compensation plans	0.1	3.1			3.2

Balance at September 30, 2002	$175.3	$1,390.3	$3,133.2	$(1,789.9)	$2,908.9

Accumulated Other Comprehensive Income		09/30/02		12/31/01

Foreign currency translation adjustment		$(1,509.4)		$(1,450.2)

Minimum pension liability adjustment		(260.7)		(257.3)

Unrealized investment loss		(6.1)		(16.6)

Deferred derivative loss		(13.7)		(13.2)

Total		$(1,789.9)		$(1,737.3)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income (Loss)	$33.7	$9.3	$(0.6)	$(29.6)

Other comprehensive income (loss):

Foreign currency translation	(104.6)	8.1	(59.2)	(150.6)

Minimum pension liability	—	0.3	(3.4)	3.7

FAS 133 transition amount (net of tax of $3.3)	—	—	—	5.4

Deferred derivative gain (loss)	(12.0)	11.4	37.0	(33.3)

Tax on deferred derivative gain (loss)	4.5	(4.4)	(14.1)	12.7

Reclassification adjustment for amounts recognized in income	3.7	(28.6)	(37.8)	(0.7)

Tax on derivative reclassification adjustment	(1.4)	10.9	14.4	0.3

Unrealized investment gain (loss)	10.6	(5.8)	17.0	8.6

Tax on unrealized investment gain (loss)	(4.0)	2.2	(6.5)	(3.3)

Comprehensive Income (Loss)	$(69.5)	$3.4	$(53.2)	$(186.8)

     The accompanying notes are an integral part of this financial statement.

3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

(In millions)	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	($0.6)	($29.6)

Adjustments to reconcile net loss to cash flows from operating activities:

Depreciation and amortization	451.3	477.1

Rationalizations	8.9	57.1

Asset sales	(10.7)	(13.9)

Net cash flows from sale of accounts receivable	26.1	414.7

Changes in operating assets and liabilities, net of asset acquisitions and dispositions:

Accounts and notes receivable	(281.7)	(298.2)

Inventories	16.1	169.1

Accounts payable-trade	27.3	(203.5)

Other assets and liabilities	(123.1)	(144.2)

Total adjustments	114.2	458.2

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	113.6	428.6

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(293.3)	(315.9)

Short term securities acquired	(60.9)	(2.3)

Short term securities redeemed	—	2.3

Asset sales	24.6	40.0

Asset acquisitions	(54.8)	—

Other transactions	(24.0)	(114.3)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(408.4)	(390.2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	84.5	76.9

Short term debt paid	(51.5)	(839.7)

Long term debt incurred	11.0	1,493.5

Long term debt paid	(87.0)	(71.9)

Common stock issued	18.8	1.2

Dividends paid to Sumitomo	(6.2)	(13.1)

Dividends paid to Goodyear shareholders	(58.9)	(142.9)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(89.3)	504.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27.0)	(9.9)

Net Change in Cash and Cash Equivalents	(411.1)	532.5

Cash and Cash Equivalents at Beginning of the Period	959.4	252.9

Cash and Cash Equivalents at End of the Period	$548.3	$785.4

     The accompanying notes are an integral part of this financial statement.

4

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Goodwill and Intangible Assets

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Goodyear has elected to perform the goodwill impairment test annually as of July 31. If considered impaired the goodwill or intangible asset with an indefinite useful life is written down to fair value. Refer to Note 7.

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

NOTE 2. RATIONALIZATIONS

     To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

Third Quarter 2002 Program

     Goodyear recorded a net rationalization charge of $12.0 million ($8.9 million after tax or $.05 per share) in the third quarter of 2002, which included reversals of $6.6 million ($4.1 million after tax or $.03 per share) for reserves from prior rationalization actions no longer needed for their originally intended purposes and new charges of $18.6 million ($13.0 million after tax or $.08 per share). The reversals are primarily the result of lower than initially estimated associate-related payments and lease cancellation fees in the European Union and North America. Also included in the reversals is $1.1 million, which represents a portion of a legal reserve related to a previous rationalization plan in the Asia region, determined to be no longer necessary as a result of a court ruling in Goodyear’s favor. These reversals do not represent a change in the plan originally approved by management. The third quarter rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility in the United States and administrative consolidations. Of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

the $18.6 million charge, $17.6 million related to future cash outflows, primarily associate severance costs, and $1.0 million related to a non-cash writeoff of equipment taken out of service.

     Associate-related rationalization costs totaling $13.7 million were recorded and incurred in the third quarter of 2002 as follows:

			Balance at
(In millions)	Recorded	Incurred	9/30/02

Plant consolidations	$11.7	$—	$11.7

Administrative consolidations	2.0	(.8)	1.2

	$13.7	$(.8)	$12.9

Under the above programs, Goodyear provided for the release of approximately 375 associates in Europe and North America.

     Rationalization costs, other than associate-related costs, totaling $4.9 million were recorded and incurred in the third quarter as follows:

			Balance at
(In millions)	Recorded	Incurred	9/30/02

Plant consolidations	$2.2	$(1.1)	$1.1

Administrative consolidations	2.7	—	2.7

	$4.9	$(1.1)	$3.8

These costs were primarily for the writeoff of equipment taken out of service in the United States and noncancellable contract costs. Goodyear incurred $1.1 million of other than associate-related costs during the third quarter of 2002, primarily for equipment taken out of service.

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

     Associate-related rationalization costs totaling $53.1 million were recorded. Activity during 2002 is presented below:

	Balance at			Balance at
(In millions)	12/31/01	Incurred	Reversed	9/30/02

Plant downsizing and consolidation	$21.2	$(21.0)	$—	$.2

Retail and administrative consolidation	30.3	(17.4)	(1.9)	11.0

	$51.5	$(38.4)	$(1.9)	$11.2

     Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. To date, 1,950 associates have been released, including 1,650 associates at a cost of $38.4 million during the first nine months of 2002, and 200 associates at a cost of $5.2 million during the third quarter of 2002.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. Activity during 2002 is presented below:

	Balance at			Balance at
(In millions)	12/31/01	Incurred	Reversed	9/30/02

Plant downsizing and consolidation	$5.2	$(1.0)	$(1.1)	$3.1

Retail and administrative consolidation	31.1	(2.6)	(2.1)	26.4

	$36.3	$(3.6)	$(3.2)	$29.5

These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia region, and noncancellable lease costs. Goodyear incurred $3.6 million of other than associate-related costs in the first nine months of 2002, including $.9 million during the third quarter of 2002, primarily for lease termination costs.

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

     Associate-related rationalization costs for the first quarter 2001/fourth quarter 2000 program totaled $152.0 million. Activity during 2002 is presented below:

	Balance at			Balance at
(In millions)	12/31/01	Incurred		9/30/02

Plant downsizing and consolidation	$1.1	$	( .4)	$.7

Worldwide associate reductions	4.8		(4.0)	.8

	$5.9		$(4.4)	$1.5

Under the above program, Goodyear provided for the release of approximately 7,100 associates around the world, primarily production and support associates. During 2002, Goodyear has incurred $4.4 million of associate-related costs, including $.5 million during the third quarter. Goodyear has completed these plans with the exception of ongoing associate severance payments.

     Rationalization costs, other than associate-related costs, for the above program totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease costs. The tire production

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

equipment taken out of service totaled approximately $17 million and was primarily related to the closure of a tire manufacturing facility in Mexico. Activity during 2002 is presented below:

	Balance at		Balance at
(In millions)	12/31/01	Incurred	9/30/02

Plant downsizing and consolidation	$3.4	$(1.5)	$1.9

     During the first nine months of 2002, Goodyear incurred $1.5 million of other than associate-related costs, including $.1 million in the third quarter, for ongoing payments under noncancellable lease contracts. Goodyear has completed these plans with the exception of ongoing payments under noncancellable lease contracts.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Asset sales	$(14.3)	$—	$(14.3)	$(17.0)

Interest income	(5.7)	(2.9)	(12.3)	(9.3)

Financing fees and financial instruments	12.3	18.0	35.3	37.2

Miscellaneous	8.0	6.2	19.0	12.3

	$.3	$21.3	$27.7	$23.2

     Other (Income) and Expense in the third quarter of 2002 included a gain of $14.3 million ($10.7 million after tax or $.06 per share) resulting from the sale of land and buildings in Mexico and the United States. The third quarter of 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $.02 per share). Other (Income) and Expense in 2001 included a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom in the first quarter.

NOTE 4. PER SHARE OF COMMON STOCK

     Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Average shares outstanding — basic	166.5	159.9	164.5	159.0

Stock options	—	1.7	—	—

Average shares outstanding — diluted	166.5	161.6	164.5	159.0

The average shares outstanding-diluted for the first nine months of 2002 does not include the antidilutive impact of 1.1 million shares of potential common stock associated with stock options. The average shares outstanding-diluted for the first nine months of 2001 does not include the antidilutive impact of 2.0 million shares of potential common stock associated with stock options and .3 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

     During the third quarter of 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Turkey at a cost of $15.9 million and concurrently issued 693,740 shares of common stock of the Company to the sellers for $15.9 million. This transaction had no net impact on the Company’s cash position.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. NONCASH INVESTING AND FINANCING ACTIVITIES

     The Consolidated Statement of Cash Flows is presented net of the following transactions.

     On September 12, 2002, the Company issued 11.3 million shares of its common stock and recorded $137.9 million as a contribution to certain domestic pension plans. On September 10, 2001, the Company issued 4.3 million shares of its common stock with a market value of approximately $100.0 million as a contribution to certain domestic pension plans.

     On February 6, 2001, Sumitomo converted the Company’s 1.2% Convertible Note Due August 16, 2001 in the principal amount of Y6,536,535,767 into 1,140,866 shares of the Common Stock of the Company.

NOTE 6. ACCOUNTS RECEIVABLE

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140 (SFAS No. 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($674.0 million and $580.0 million at September 30, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $374.4 million at September 30, 2002 and $483.3 million at December 31, 2001.

     The following table presents certain cash flows between Goodyear and Wingfoot A/R LLC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Proceeds from new securitizations	$—	$—	$—	$741.5

Proceeds from collections reinvested in previous securitizations	1,440.8	1,671.2	4,345.2	2,586.5

Servicing fees received	1.6	1.9	4.5	2.5

Reimbursement for rebates and discounts issued	31.3	60.9	84.2	79.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At September 30, 2002, the value in U.S. dollars of accounts receivable that these international subsidiaries may sell pursuant to these programs is approximately $270 million. The following table presents certain cash flows related to these programs:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,

	2002	2001	2002	2001

Proceeds from new securitizations	$—	$53.9	$—	$53.9

Proceeds from collections reinvested in previous securitizations	476.1	97.0	1,492.0	97.0

Reimbursement for rebates and discounts issued	14.5	6.4	36.0	6.4

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at September 30, 2002 and December 31, 2001.

     The balance of net proceeds from all domestic and international agreements worldwide was $895.9 million at September 30, 2002, compared to $851.8 million at December 31, 2001.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

     Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS No. 142, Goodyear completed the initial impairment testing by June 30, 2002. Based on the results of the testing, no impairment was indicated. In addition, Goodyear completed the required annual impairment testing of goodwill as of July 31, 2002, and based on the results of the testing, no impairment was indicated.

     SFAS No. 142 also required Goodyear to reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. For those intangible assets deemed to have an indefinite life, amortization ceased effective January 1, 2002, and the intangible asset will be periodically tested for impairment and written down to fair value if considered impaired. Goodyear has ceased amortization related to $107.1 million of intangible assets as a result of this reassessment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents goodwill, intangible assets and accumulated amortization balances at September 30, 2002 and December 31, 2001:

	September 30, 2002			December 31, 2001

				Gross
	Gross	Accumulated	Net	Carrying	Accumulated	Net
(In millions)	Carrying Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Goodwill	$699.0	$(110.1)	$588.9	$676.7	$(107.6)	$569.1

Intangible assets with an indefinite life	114.4	(7.3)	107.1	114.4	(7.3)	107.1

Trademarks and Patents	31.3	(11.0)	20.3	27.7	(7.7)	20.0

Other	17.8	(3.3)	14.5	11.5	(1.4)	10.1

Total Goodwill and Other Intangible Assets	$862.5	$(131.7)	$730.8	$830.3	$(124.0)	$706.3

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

     Amortization expense for intangible assets totaled approximately $1.4 million and $.7 million during the third quarters of 2002 and 2001, respectively, and approximately $3.1 million and $2.1 million in the first nine months of 2002 and 2001, respectively. Goodyear estimates that annual amortization expense related to intangible assets will range from approximately $2 million to $4 million during each of the next 5 years and the weighted average remaining amortization period is approximately 21 years.

     The total carrying amount of intangible assets not subject to amortization totaled $107.1 million at September 30, 2002 and December 31, 2001. This amount is related to a non-compete agreement resulting from the global alliance with Sumitomo Rubber Industries that commenced operations on September 1, 1999 and a trademark in Europe. In accordance with SFAS No. 142, these intangible assets were tested for impairment prior to March 31, 2002. Based on the results of the testing, no impairment was indicated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the transitional disclosures required by SFAS No. 142:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share)	2002	2001	2002	2001

Reported net income (loss)	$33.7	$9.3	$(.6)	$(29.6)

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	6.8	—	20.5

Adjusted net income (loss)	$33.7	$16.1	$(.6)	$(9.1)

Basic earnings per share:

Reported net income (loss)	$.20	$.06	$(.00)	$(.19)

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	.04	—	.13

Adjusted net income (loss)	$.20	$.10	$(.00)	$(.06)

Diluted earnings per share:

Reported net income (loss)	$.20	$.06	$(.00)	$(.19)

Add back: Amortization of goodwill and intangible assets with indefinite lives	—	.04	—	.13

Adjusted net income (loss)	$.20	$.10	$(.00)	$(.06)

	Year Ended December 31,

(In millions, except per share)	2001	2000	1999

Reported net income (loss)	$(203.6)	$40.3	$243.2

Add back: Amortization of goodwill and intangible assets with indefinite lives	27.4	26.7	22.8

Adjusted net income (loss)	$(176.2)	$67.0	$266.0

Basic earnings per share:

Reported net income (loss)	$(1.27)	$.26	$1.55

Add back: Amortization of goodwill and intangible assets with indefinite lives	.17	.17	.15

Adjusted net income (loss)	$(1.10)	$0.43	$1.70

Diluted earnings per share:

Reported net income (loss)	$(1.27)	$.25	$1.53

Add back: Amortization of goodwill and intangible assets with indefinite lives	.17	.17	.14

Adjusted net income (loss)	$(1.10)	$.42	$1.67

NOTE 8. INCOME TAXES

     In the third quarter of 2002, Goodyear provided $43.0 million or $.26 per share of Federal tax expense and foreign withholding tax on $497.6 million of retained earnings of certain international subsidiaries. A Federal income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. While a portion of this provision relates to the planned repatriation of funds to the United States, the majority of these earnings will remain invested in Goodyear’s international subsidiaries. A Federal income tax provision has been recorded even though repatriation is not currently planned due to the anticipated inclusion of these earnings in Federal taxable income through the implementation of certain tax planning strategies.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Goodyear also recorded in the third quarter of 2002, a tax benefit of $20.3 million ($.12 per share), which reflects the impact through nine months of the carryback of a U.S. loss to recover prior year taxes, the ongoing tax provision on foreign operations and the favorable settlement of prior years tax liabilities. Accordingly, Goodyear’s tax provision was $22.7 million for the third quarter of 2002 and $20.6 million for the first nine months of 2002.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

     At September 30, 2002, Goodyear had binding commitments for investments in land, buildings and equipment of $212.0 million, and off-balance-sheet financial guarantees written and other commitments totaling $129.0 million.

     At September 30, 2002, Goodyear had recorded liabilities aggregating $58.3 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several factors, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

     At September 30, 2002, Goodyear had recorded liabilities aggregating $208.0 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear is a defendant in numerous lawsuits involving, at September 30, 2002, approximately 79,750 claimants alleging various asbestos related personal injuries purported to result from exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 23,000 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At September 30, 2002, Goodyear has an asset in the amount it expects to collect under the policies and coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

     The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos is based on pending claims. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. The estimated liability of Goodyear is not discounted or reduced for possible recoveries from insurance carriers. No liability has been recorded for unknown asbestos claims, and Goodyear cannot predict the number of future claims, the cost of disposing of existing and future claims, or the future ability to recover from insurance carriers.

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

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at September 30, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred a liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at September 30, 2002 in respect thereof which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated net income for the period in which such determination occurs could be materially affected.

NOTE 10. ADJUSTMENTS

     All adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

NOTE 11. RECLASSIFICATION

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
SEGMENT INFORMATION
(Unaudited)

NOTE 12. BUSINESS SEGMENTS

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales:
North American Tire	$1,738.1	$1,957.2	$5,088.3	$5,409.6
European Union Tire	846.8	770.7	2,398.5	2,329.7
Eastern Europe, Africa and Middle East Tire	211.3	181.7	579.0	523.0
Latin American Tire	220.0	246.4	719.6	754.8
Asia Tire	136.5	122.8	393.0	370.2

Total Tires	3,152.7	3,278.8	9,178.4	9,387.3
Engineered Products	274.5	267.4	861.5	867.7
Chemical Products	237.5	260.9	658.2	824.1

Total Segment Sales	3,664.7	3,807.1	10,698.1	11,079.1
Inter-SBU Sales	(144.1)	(136.4)	(402.1)	(419.8)
Other	9.0	7.2	23.6	15.3

Net Sales	$3,529.6	$3,677.9	$10,319.6	$10,674.6

Income (EBIT):
North American Tire	$10.1	$87.9	$(1.9)	$152.3
European Union Tire	30.2	3.1	81.3	52.1
Eastern Europe, Africa and Middle East Tire	30.3	6.2	62.6	15.6
Latin American Tire	24.3	19.3	75.2	61.5
Asia Tire	11.9	5.1	31.6	15.7

Total Tires	106.8	121.6	248.8	297.2
Engineered Products	10.9	(1.2)	38.0	16.7
Chemical Products	22.2	16.4	54.5	45.7

Total Segment Income (EBIT)	139.9	136.8	341.3	359.6

Rationalizations and asset sales	(1.8)	—	(1.8)	(62.0)
Interest expense	(61.8)	(77.7)	(182.4)	(220.9)
Foreign currency exchange	26.0	2.6	18.8	17.9
Minority interest in net income
of subsidiaries	(11.7)	(3.1)	(41.2)	(19.6)
Inter-SBU income	(14.7)	(9.6)	(43.0)	(23.0)
Financing fees and financial instruments	(12.3)	(18.0)	(35.3)	(37.2)
Equity in earnings of corporate affiliates	(2.9)	(5.6)	(9.5)	(16.3)
Corporate goodwill amortization	—	(1.4)	—	(4.2)
Other	(4.3)	(12.7)	(26.9)	(32.2)

Income (loss) before Income Taxes	$56.4	$11.3	$20.0	$(37.9)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Portions of the items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income, were not charged (credited) to segment operating income (EBIT) but were attributable to the Company’s seven segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,

Rationalizations	2002	2001	2002	2001

North American Tire	$2.2	$—	$2.2	$4.0
European Union Tire	9.0	—	9.0	23.2
Eastern Europe, Africa and Middle East Tire	—	—	—	8.9
Latin American Tire	—	—	—	—
Asia Tire	(1.1)	—	(1.1)	3.6

Total Tires	10.1	—	10.1	39.7
Engineered Products	—	—	—	3.0
Chemical Products	—	—	—	—

Total Segments	$10.1	$—	$10.1	$42.7

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,

Other (Income) and Expense	2002	2001	2002	2001

North American Tire	$4.1	$—	$4.1	$—
European Union Tire	—	—	—	(17.0)
Eastern Europe, Africa and Middle East Tire	—	—	—	—
Latin American Tire	(13.7)	—	(13.7)	—
Asia Tire	—	—	—	—

Total Tires	(9.6)	—	(9.6)	(17.0)
Engineered Products	(.6)	—	(.6)	—
Chemical Products	—	—	—	—

Total Segments	$(10.2)	$—	$(10.2)	$(17.0)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Segment operating income (EBIT) in 2002, compared to 2001, benefited from the non-amortization of goodwill and intangible assets with indefinite useful lives under the provisions of SFAS No. 142. Segment operating income in the 2001 periods included amortization expense for goodwill and intangible assets with indefinite useful lives as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30,2001	September 30,2001

North American Tire	$.7	$2.8
European Union Tire	3.2	9.4
Eastern Europe, Africa and Middle East Tire	1.0	3.2
Latin American Tire	—	—
Asia Tire	.4	1.2

Total Tires	5.3	16.6
Engineered Products	.3	.8
Chemical Products	—	—

Total Segments	5.6	17.4
Corporate	1.4	4.2

Amortization Expense of Goodwill and Intangible Assets with Indefinite Useful Lives	$7.0	$21.6

NOTE 13. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES

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

     The following table presents sales and EBIT of the Company’s Asia Tire segment and 100% of the operations of SPT:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,

	2002	2001	2002	2001

Net Sales:
Asia Tire	$136.5	$122.8	$393.0	$370.2
SPT	126.6	116.0	389.9	359.1

	$263.1	$238.8	$782.9	$729.3

EBIT:
Asia Tire	$11.9	$5.1	$31.6	$15.7
SPT	(1.7)	(5.9)	(7.3)	(19.8)

	$10.2	$(.8)	$24.3	$(4.1)

     SPT debt totaled $110.1 million at September 30, 2002, of which $19.6 million is payable to Goodyear. At December 31, 2001, debt totaled $67.4 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

     Sales in the third quarter of 2002 were $3.53 billion, decreasing 4.0% from $3.68 billion in the 2001 third quarter. Net income of $33.7 million or $.20 per share was recorded in the 2002 third quarter, compared to net income of $9.3 million or $.06 per share in the 2001 third period.

     Net income in the 2002 third quarter included a net after-tax gain of $10.7 million or $.06 per share resulting from asset dispositions, primarily from the sale of land in Mexico and after-tax rationalization charges of $8.9 million or $.05 per share. The third quarter of 2002 also included the writeoff of a miscellaneous investment of $2.5 million after tax or $.02 per share. The 2001 third quarter included amortization expense for goodwill and intangible assets with indefinite useful lives totaling $6.8 million after tax or $.04 per share.

     In the first nine months of 2002, sales of $10.32 billion decreased 3.3% from $10.67 billion in the 2001 period. A net loss of $.6 million or $.00 per share was recorded in the 2002 period compared to a net loss of $29.6 million or $.19 per share in the 2001 first nine months.

     Net income in the 2002 nine months included the previously mentioned asset dispositions and rationalizations. The 2001 period included first quarter after-tax rationalization charges of $57.1 million or $.36 per share and after-tax gains of $13.9 million or $.09 per share resulting from the sale of land and buildings in the United Kingdom. The 2001 period also included amortization expense for goodwill and intangible assets with indefinite useful lives totaling $20.5 million after tax or $.13 per share.

     Revenues in the third quarter of 2002 decreased from the 2001 period primarily due to lower tire unit volume, and lower revenues from the Chemical segment as a result of the sale of the Specialty Chemical Business in the fourth quarter of 2001. The Specialty Chemical Business contributed approximately $35 million of sales in the third quarter of 2001. Revenues were also unfavorably affected by currency translation of approximately $4 million. Tire unit price improvements had a favorable impact on third quarter revenues.

     Worldwide tire unit sales in the third quarter of 2002 were 54.4 million units, a decrease of 2.3 million units or 4.0% compared to the 2001 period. North American (U.S. and Canada)

volume decreased 3.7 million units or 12.1% in the quarter, while international unit sales increased 1.4 million units or 5.2%. Worldwide replacement unit sales decreased 7.0% from the 2001 quarter, due to decreases in North America. Original equipment (OE) unit sales increased 4.1% in the quarter, due to increases in all regions except Latin America and Eastern Europe. Unit sales in the third quarter of 2001 included approximately 3 million tires in connection with the Ford SUV tire replacement program.

     Revenues in the first nine months of 2002 decreased from the 2001 period primarily due to the effects of currency translation on international results, lower tire unit volume and lower revenues as a result of the sale of the Specialty Chemical Business. Goodyear estimates that versus 2001, currency translation adversely affected revenues by approximately $80 million in the first nine months. The Specialty Chemical Business contributed approximately $100 million of sales in the first nine months of 2001. Revenues were favorably affected by tire pricing improvements.

     Worldwide tire unit sales in the first nine months of 2002 were 160.7 million units, a decrease of 4.1 million units or 2.5% compared to the 2001 period. North American unit sales decreased 6.9% and international unit sales increased 2.1%. Worldwide replacement unit sales decreased 5.6% from the 2001 nine months, due to decreases in North America and the European Union. OE unit sales increased 5.0%, due to increases in all regions except Latin America and Eastern Europe. Unit sales in the first nine months of 2002 included approximately 500 thousand tires in connection with the Ford SUV tire replacement program, compared to approximately 4 million in the 2001 period.

     Cost of goods sold (CGS) decreased in dollars and decreased to 80.9% of sales in the third quarter of 2002, compared to 81.4% in the 2001 period. CGS in the third quarter of 2002 benefited by approximately $44 million from lower raw material costs and other purchasing savings and by approximately $20 million in lower unit costs due to higher plant utilization compared to the 2001 period. CGS also decreased as a result of lower sales volume compared to the prior period and the impact of the sale of the Specialty Chemical Business, which contributed approximately $29 million of CGS in the third quarter of 2001. Currency translation adversely impacted CGS by approximately $5 million compared to the 2001 period.

     CGS decreased in dollars in the first nine months of 2002 when compared to the 2001 period, but remained at 81.4% of sales. CGS in the 2002 period benefited by approximately $183 million from lower raw material costs and other purchasing savings and approximately $48 million from currency translation and from cost reduction programs. CGS also decreased as a result of lower sales volume compared to the prior period and the impact of the sale of the Specialty Chemical Business, which contributed approximately $79 million of CGS in the nine months of 2001. Compared to the

2001 period, CGS in the nine months of 2002 was adversely affected by lower demand and approximately $93 million in higher unit costs primarily resulting from significantly lower levels of plant utilization due to inventory reduction programs.

     Selling, administrative and general expense (SAG) in the third quarter of 2002 was down 2.0% in dollars compared to the 2001 period, but was 15.8% of sales compared to 15.4% in the 2001 period. SAG decreased in the third quarter of 2002 compared to the 2001 period primarily as a result of reductions in amortization of goodwill and other intangibles of approximately $7 million, computer related expenses of approximately $4 million, and the benefit of cost reduction programs.

     SAG in the nine months of 2002 was down 2.3% in dollars, compared to the 2001 period, but was 15.9% of sales compared to 15.8% in the 2001 period. SAG decreased in the first nine months of 2002 compared to the 2001 period as a result of reductions in amortization of goodwill and other intangibles of approximately $22 million, reductions in advertising and communication expense of approximately $21 million, the positive effect of approximately $9 million from currency translation and the benefit of cost reduction programs. SAG was adversely impacted by increased wage and benefit costs in the nine months of 2002.

     Consolidated EBIT is computed as follows: net sales less CGS and SAG. Consolidated EBIT in the third quarter of 2002 was $118.2 million, increasing 2.2% from $115.6 million in the 2001 period. Compared to the 2001 period, consolidated EBIT increased due to lower raw material costs and other purchasing savings of approximately $44 million, and by approximately $20 million of lower unit costs due to higher plant utilization. Consolidated EBIT was adversely affected by approximately $42 million due to lower unit volume, including $50 million related to the Ford SUV tire replacement program, currency translation of approximately $10 million, and approximately $9 million due to an unfavorable product mix. Consolidated EBIT was also adversely affected due to the absence of approximately $2 million of EBIT contributed by the Specialty Chemical Business in the 2001 period. Consolidated EBIT as a percentage of sales was 3.3% compared to 3.1% in the 2001 period.

     Consolidated EBIT in the first nine months of 2002 was $272.5 million, decreasing 9.4% from $300.9 million in the 2001 period. Compared to the 2001 period, consolidated EBIT decreased due to approximately $93 million of higher unit costs resulting from lower levels of plant utilization, and approximately $92 million due to lower unit volumes, $60 million of which related to the Ford SUV tire replacement program, and foreign currency translation of approximately $23 million. EBIT also decreased by $10 million related to the closure of Penske Automotive Centers in the United States during the period and due to the absence of approximately $12 million of EBIT contributed by the Specialty Chemical Business in the 2001 period. Consolidated EBIT was favorably affected by lower raw material costs of approximately $183 million and price increases. Consolidated EBIT as a percentage of sales was 2.6% compared to 2.8% in 2001.

     Consolidated EBIT in the third quarter and first nine months of 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $7.0 million and $21.6 million, respectively. In accordance with Statement of Financial Accounting Standards No. 142, (SFAS No. 142), “Goodwill and Other Intangible Assets”, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002. For further information, refer to the note to the financial statements No. 7, Goodwill and Intangible Assets.

     Revenues in future periods may continue to be adversely affected by competitive pricing conditions and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, lower demand from the OE industry, loss of market share in the replacement market and increases in raw material, energy and labor costs, which may not be recoverable in the market due to pricing pressures present in today’s highly competitive market, may also adversely affect earnings in future periods. Currency fluctuations and general economic and industry conditions may also adversely impact sales and earnings in future periods.

     Interest expense of $61.8 million decreased 20.5% in the 2002 third quarter compared to the 2001 period. For the first nine months of 2002, interest expense decreased 17.4% to $182.4 million compared to the 2001 period. The decrease is due both to lower average debt levels and lower interest rates.

     Other (income) and expense was $.3 million net expense in the 2002 third quarter compared to $21.3 million net expense in the 2001 period. The 2002 quarter included a gain of $14.3 million ($10.7 million after tax or $.06 per share) resulting from the sale of land and buildings in Mexico and the United States. The third quarter of 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $.02 per share). Other (income) and expense included financing fees and financial instruments of $12.3 million and $18.0 million in the third quarters of 2002 and 2001, respectively.

     For the first nine months of 2002, Other (income) and expense was $27.7 million net expense compared to $23.2 million net expense in 2001. The 2002 period included the previously mentioned asset dispositions. The 2001 period included gains in the first quarter of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the United Kingdom. Other (income) and expense included financing fees and financial instruments of $35.3 million and $37.2 million in the first nine months of 2002 and 2001, respectively.

     Foreign currency exchange gain was $26.0 million in the 2002 third quarter compared to a gain of $2.6 million in the 2001 quarter. Foreign currency exchange in the 2002 quarter benefited from approximately $25 million resulting from currency movements on U.S. dollar denominated monetary items in Brazil. For the first nine months of 2002, foreign currency exchange gain was $18.8 million compared to foreign currency exchange gain of $17.9 million in the 2001 period. The 2002 nine months also included a first quarter loss of approximately $13 million resulting from currency movements on U.S. dollar denominated monetary items in Argentina.

     For the first nine months of 2002, Goodyear’s effective tax rate was 33.7%. In the 2001 period, Goodyear had a tax benefit at an effective rate of 45.4%.

     In the third quarter of 2002, Goodyear provided $43.0 million or $.26 per share of Federal tax expense and foreign withholding tax on $497.6 million of retained earnings of certain international subsidiaries. A Federal income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. While a portion of this provision relates to the planned repatriation of funds to the United States, the majority of these earnings will remain invested in Goodyear’s international subsidiaries. A Federal income tax provision has been recorded even though repatriation is not currently planned due to the anticipated inclusion of these earnings in Federal taxable income through the implementation of certain tax planning strategies.

     Goodyear also recorded in the third quarter of 2002, a tax benefit of $20.3 million ($.12 per share), which reflects the impact through nine months of the carryback of a U.S. loss to recover prior year taxes, the ongoing tax provision on foreign operations and the favorable settlement of prior years tax liabilities. Accordingly, Goodyear’s tax provision was $22.7 million for the third quarter of 2002 and $20.6 million for the first nine months of 2002.

Rationalization Activity

     To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

Third Quarter 2002 Program

     Goodyear recorded a net rationalization charge of $12.0 million ($8.9 million after tax or $.05 per share) in the third quarter of 2002, which included reversals of $6.6 million ($4.1 million after tax or $.03 per share) for reserves from prior rationalization actions no longer needed for their originally intended purposes and new charges of $18.6 million ($13.0 million after tax or $.08 per share). The reversals are primarily the result of lower than initially estimated associate-related payments and lease cancellation fees in the European Union and North America. Also included in the reversals is $1.1 million, which represents a portion of a legal reserve related to a previous rationalization plan in the Asia region, determined to be no longer necessary as a result of a court ruling in Goodyear’s favor. These reversals do not represent a change in the plan originally approved by management. The third quarter rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility in the United States and administrative consolidations. Of the $18.6 million charge, $17.6 million related to future cash outflows, primarily associate severance costs, and $1.0 million related to a non-cash writeoff of equipment taken out of service. Goodyear estimates that, upon completion of these actions, it will further reduce annual operating costs by approximately $50 million (approximately $28 million CGS and approximately $22 million SAG).

     The third quarter 2002 actions included associate-related costs of $13.7 million for the release of approximately 375 manufacturing and administrative associates in Europe and the United States. Rationalization costs, other than associate-related costs, totaled $4.9 million and were primarily for the writeoff of equipment taken out of service in the United States and noncancellable contract costs. Goodyear incurred $1.1 million of other than associate-related costs during the third quarter, primarily for the writeoff of equipment taken out of service. The remaining reserve for costs related to the completion of these actions was $16.7 million at September 30, 2002.

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

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 1,950 associates have been released, including 1,650 associates at a cost of $38.4 million during the first nine months of 2002, and approximately 200 associates at a cost of $5.2 million in the third quarter. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia tire segment, and noncancellable lease contracts. Goodyear incurred $3.6 million of these costs during the first nine months of 2002, including $.9 million in the third quarter, primarily for lease termination costs. The remaining reserve for costs related to the completion of these actions was $40.7 million and $87.8 million at September 30, 2002 and December 31, 2001, respectively.

     Goodyear anticipates that, upon completion of these actions, annual operating costs will be reduced by approximately $85 million, primarily in lower compensation and benefit costs. Goodyear estimates that these savings will impact the Consolidated Statement of Income as reductions of $40 million in CGS, of which $5 million relates to depreciation, and $45 million in SAG. Goodyear estimates that operating costs were reduced by approximately $26 million in the first nine months of 2002, including approximately $15 million in the third quarter as a result of the implementation of this program.

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

     Pursuant to the program recorded in the fourth quarter of 2000 and the first quarter of 2001, Goodyear incurred $4.4 million of associate-related costs and $1.5 million of other than associate-related costs during the first nine months of 2002, including $.5 million of associate-related costs and $.1 million of other than associate-related costs incurred in the third quarter. These programs are substantially complete with the exception of ongoing associate severance and noncancellable lease payments. The remaining reserve for costs related to the completion of these actions totaled $3.4 million and $9.3 million at September 30, 2002 and December 31, 2001, respectively.

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

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

     Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the OE industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience unexpected higher raw material and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. In April of 2003, Goodyear’s master contract with the United Steelworkers of America will expire. It is uncertain at this time whether an agreement will be reached without interruption of production and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the U.S.

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

     At September 30, 2002, Goodyear had recorded liabilities aggregating $208.0 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 79,750 asbestos claims pending at September 30, 2002, and an asset for expected recoveries under insurance policies and coverage-in-place agreements with certain primary insurance carriers. The claims relate to exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or in certain Goodyear facilities. During the third quarter of 2002, Goodyear received approximately 6,050 new claims and resolved approximately 200 asbestos claims. The amount spent on asbestos litigation defense and claim resolution (before recovery of insurance proceeds) was approximately $3.2 million during the third quarter and $7.4 million during the first nine months of 2002.

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

     Goodyear also has claims asserted in other legal proceedings to which it is currently a party. The Company appealed judgments of approximately $20 million and $1.3 million in civil actions in Colorado State Court, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in five class actions and nineteen other civil actions in various Federal and state courts related to the Company’s Entran II hose installed in the homes or other structures of the claimants. The Company is also party to a class action relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Goodyear’s recorded liability for general and product liability (other than asbestos claims) is based on assumptions about the number of claims filed and expected to be filed and the amount expected to be paid per claim. The expected number of claims is developed based in part on industry statistics and past claims experience. The amount expected to be paid per claim is based in part on whether the claim involves Goodyear’s products or other alleged tort liability. It also includes assumptions about future judicial actions related to the potential aggregation of claims, expected trends in litigation costs and the nature of claims not yet received or reviewed by Goodyear. If the actual experience differs from expectations, Goodyear’s results of operations, financial position and liquidity would be affected.

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount recognized at September 30, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear, although an unanticipated adverse final determination in these proceedings could have a material impact on earnings and cash flow in any quarter or for the year.

     Environmental Matters. At September 30, 2002, Goodyear had recorded liabilities aggregating $58.3 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

     Deferred Tax Asset Valuation Allowance. At September 30, 2002, Goodyear had recorded a net deferred tax asset aggregating $802.2 million, which consists of net deferred tax assets of $979.6 million related to its U.S. operations and net deferred tax liabilities of $177.4 million related to its international subsidiaries.

     The $979.6 million of net Federal and state deferred tax assets are almost entirely composed of deductions available to reduce Federal and state taxable income in future years. Changes in circumstances may require that Goodyear assess the ability to recognize these net Federal and state deferred tax assets and make adjustments in future periods. Although full realization of Goodyear’s net Federal and state deferred tax assets is not assured in view of losses incurred by its U.S. operations in recent quarters, Goodyear has concluded that it is more likely than not that these net deferred tax assets will be realized principally based upon Federal and state taxable earnings that will include significant income related to the operations of certain international subsidiaries. The amount of these net deferred tax assets actually realized could vary. If Goodyear’s expectations for future Federal and state taxable income are not met due to general economic conditions or other factors, Goodyear may need to establish additional valuation allowances for all or a portion of its net deferred tax assets related to its U.S. operations.

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

     As part of its most recent regular review, in the first quarter of 2002 Goodyear reduced its expected long term rate of return on pension plan assets from 10.0% to 9.5% to reflect expectations for long term investment returns. Commencing in 2003, Goodyear anticipates that it will revise downward its discount rate for pensions and other post employment benefit obligations and evaluate its expected long term rate of return on pension plan assets in view of recent market changes. In future periods, Goodyear would experience increased benefit costs as a result of changing these assumptions.

     Through September 30, 2002, Goodyear’s pension asset returns were a negative 17.5%. Estimates of future benefit obligations and asset returns indicate that if current capital market conditions continue in the fourth quarter the unfunded amount of

Goodyear’s projected benefit obligation is likely to be approximately $1.9 billion to $2.2 billion at year end 2002, compared to $1.0 billion at December 31, 2001. Although subject to change in view of the volatility of the capital markets, based on current estimates Goodyear expects to make contributions to certain domestic pension plans of approximately $350 million to $550 million through 2004 in order to satisfy statutory minimum funding requirements and other obligations. Pension expense is expected to increase substantially in future periods. If current market conditions continue, Goodyear could incur substantial charges to Accumulated Other Comprehensive Income in the fourth quarter for certain unfunded pension benefit obligations.

New Accounting Standards

     On January 1, 2002, Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the accounting for goodwill and other intangible assets and specifies that, among other things, intangible assets with indefinite useful lives and goodwill will no longer be amortized. Accordingly, amortization expense in 2002 will be lower than that recorded in 2001 by approximately $27 million after tax (approximately $.17 per share). SFAS No. 142 also requires goodwill and intangible assets with indefinite useful lives to be tested annually for impairment and, if impaired, written down to fair value. In accordance with SFAS No. 142, Goodyear tested its intangible assets with indefinite useful lives prior to March 31, 2002, and no impairment was indicated. In addition, Goodyear completed the required annual impairment testing of goodwill as of July 31, 2002, and based on the results of the testing, no impairment was indicated.

     The following table presents Goodyear’s consolidated net income (loss), adjusted to add back the amortization of goodwill and intangible assets with indefinite useful lives:

	Third	Nine
(In millions)	Quarter Ended	Months Ended	Year Ended Dec. 31,
	9/30/01	9/30/01	2001	2000	1999

Net Income as Reported	$9.3	$(29.6)	$(203.6)	$40.3	$243.2
Add back: Amortization	6.8	20.5	27.4	26.7	22.8

Net Income as Adjusted	$16.1	$(9.1)	$(176.2)	$67.0	$266.0

     For further information, refer to the note to the financial statements No. 7, Goodwill and Intangible Assets.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact of the adoption of SFAS No. 146.

SEGMENT INFORMATION

     Segment EBIT was $139.9 million in the third quarter of 2002, increasing 2.3% from $136.8 million in the 2001 quarter. Segment operating margin in the third quarter of 2002 was 3.8%, compared to 3.6% in the 2001 period.

     In the nine months, segment EBIT was $341.3 million, decreasing 5.1% from $359.6 million in the 2001 period. Segment operating margin in both nine month periods was 3.2%.

     Segment EBIT does not include the previously discussed rationalizations and certain other items. Segment EBIT is computed as follows: net sales less cost of goods sold, less selling, administrative and general expense (excluding corporate administrative expenses). For further information, refer to the note to the financial statements No. 12, Business Segments.

North American Tire

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,

	2002	2001	2002	2001

Tire Units	26.5	30.2	79.1	84.9
Sales	$1,738.1	$1,957.2	$5,088.3	$5,409.6
EBIT	10.1	87.9	(1.9)	152.3
Operating Margin	.6%	4.5%	.0%	2.8%

     North American Tire segment unit sales in the 2002 third quarter decreased 3.7 million units or 12.1% from the 2001 period. Replacement unit volume decreased 18.8% while industry volume increased. OE unit volume increased 7.7% which was a lower rate than the industry.

     Unit sales in the nine months decreased 5.8 million units or 6.9% from the 2001 period. Replacement unit volume decreased 13.0% while industry volume remained flat. OE volume increased 8.3% which was a lower rate than the industry.

     Revenues decreased 11.2% and 5.9%, respectively, in both the third quarter and first nine months of 2002 from the 2001 periods due to reduced volume in certain segments of the replacement market and the lower tire units delivered in connection with the Ford SUV tire replacement program initiated in 2001. Unfavorable product mix also negatively impacted sales compared to 2001. Sales were favorably affected by increased sales to OE manufacturers in both 2002 periods as automakers increased production.

     During the first quarter of 2002, Goodyear supplied approximately 500 thousand tire units with an EBIT benefit of approximately $10 million in connection with the Ford SUV tire replacement program. Ford ended the replacement program on March 31, 2002. Approximately 3 million tire units were supplied which increased EBIT by approximately $50 million in the third quarter of 2001. For the 2001 nine month period, the Company supplied approximately 4 million tires with an EBIT benefit of approximately $70 million.

     North American Tire segment EBIT in the third quarter of 2002 decreased 88.5% from the 2001 quarter. EBIT in the third quarter of 2002 was negatively impacted by approximately $59 million, including the Ford program, due to lower sales volume in the replacement market. A negative change in replacement market brand/product mix unfavorably impacted EBIT by approximately $39 million. EBIT was also negatively impacted by approximately $5 million as higher plant utilization was offset by higher plant operating expenses and compensation costs. Lower raw material costs favorably impacted EBIT in 2002 by approximately $28 million as did decreased SAG expenses.

     For the nine months, EBIT decreased considerably from the 2001 period. EBIT in the first nine months of 2002 was negatively impacted by approximately $116 million due to lower replacement sales volume. EBIT was also negatively impacted by approximately $135 million due to lower tonnage and higher plant operating expenses and compensation costs. Product mix, primarily replacement consumer and commercial brand, unfavorably impacted EBIT by $27 million as did the impact of the $10 million charge related to the closure of Penske Automotive Centers in the United States on April 6, 2002. EBIT in 2002 was favorably impacted by a decrease in raw material costs of approximately $117 million and in SAG expenses of approximately $15 million.

     EBIT in the third quarter and first nine months of 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $.7 million and $2.8 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

     EBIT in 2002 did not include rationalization charges totaling $2.2 million or the writeoff of a miscellaneous investment totaling $4.1 million, both recorded in the third quarter. EBIT in 2001 did not include first quarter rationalization charges totaling $4.0 million.

     Revenues and EBIT in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, unanticipated increases in raw material and energy prices, higher wage and benefit costs and general economic conditions. In April of 2003, Goodyear’s master contract with the United Steelworkers of America will expire. It is uncertain at this time whether an agreement will be reached without interruption of production and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States.

European Union Tire

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Tire Units	15.4	15.0	45.3	45.6
Sales	$846.8	$770.7	$2,398.5	$2,329.7
EBIT	30.2	3.1	81.3	52.1
Operating Margin	3.6%	.4%	3.4%	2.2%

     European Union Tire segment unit sales in the 2002 third quarter increased  .4 million or 3.0% from the 2001 period. Replacement unit sales increased 2.5% and OE volume increased 4.2%.

     Unit sales in the nine months decreased .3 million or .7% from the 2001 period. Replacement unit sales decreased 2.7% while OE volume increased 3.7%.

     Revenues in the third quarter of 2002 increased 9.9% compared to 2001 primarily due to the favorable effect of currency translation of approximately $69 million. Improved product mix and higher volume also positively affected revenues in the 2002 quarter.

     For the nine months, revenues increased 3.0% compared to 2001 primarily due to the favorable impact of currency translation of approximately $103 million. Revenues were also positively impacted by increased prices, higher volume in the OE market, and increased sales of high performance tires.

     For the third quarter of 2002, EBIT increased significantly compared to 2001 due to cost reduction programs of approximately $11 million, lower raw material costs of approximately $8 million, higher volume of approximately $5 million, and improved pricing and product mix of approximately $4 million. Higher SAG costs adversely impacted third quarter EBIT.

     For the nine months of 2002, EBIT increased 56.0% compared to 2001 due to lower raw material costs of approximately $25 million, improved pricing of approximately $9 million and the favorable impact of currency translation of approximately $4 million. EBIT in the first nine months of 2002 was adversely impacted by higher SAG costs.

     EBIT in the third quarter and first nine months of 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $3.2 million and $9.4 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

     EBIT in 2002 did not include rationalization charges, recorded in the third quarter, totaling $9.0 million. Rationalization charges totaling $23.2 million and the $17.0 million gain on the sale of closed manufacturing and warehouse facilities in the United Kingdom, both recorded in the first quarter, were not included in EBIT for 2001.

     Revenues and EBIT in the European Union Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Tire Units	4.2	3.5	11.7	10.3
Sales	$211.3	$181.7	$579.0	$523.0
EBIT	30.3	6.2	62.6	15.6
Operating Margin	14.3%	3.4%	10.8%	3.0%

     Eastern Europe, Africa and Middle East Tire segment (“Eastern Europe Tire”) unit sales in the 2002 third quarter increased .7 million or 19.9% from the 2001 period. Replacement unit sales increased 24.0% while OE volume decreased .2%.

     Unit sales in the nine months increased 1.4 million, or 14.4% from the 2001 period. Replacement unit sales increased 19.9% while OE volume decreased 5.9%.

     Revenues increased 16.3% in the 2002 third quarter compared to 2001 primarily due to higher volume and improved pricing. Revenue was adversely affected by currency translation of approximately $7 million, primarily in South Africa where the Rand devalued significantly against the U.S. dollar compared to the 2001 period.

     For the nine months, revenues increased 10.7% compared to 2001 due to higher replacement volume and price increases. Currency translation, primarily in South Africa, adversely impacted revenue in the period by approximately $42 million.

     EBIT in the 2002 quarter increased substantially from the 2001 quarter. EBIT for the quarter was favorably impacted by approximately $13 million related to higher levels of plant utilization and the benefits of cost reduction programs, by approximately $6 million related to improved replacement volume and by approximately $6 million related to pricing and product mix. Higher SAG costs, due primarily to the cost of expansion into Eastern Africa, adversely impacted EBIT compared to the 2001 quarter.

     For the nine months, EBIT increased significantly from the 2001 period due to the benefit of cost reduction programs and higher levels of plant utilization of approximately $24 million, a change in mix to higher margin replacement tires, with an impact of approximately $14 million, and higher replacement volume. Lower raw material costs also had a positive impact of approximately $8 million in the period.

     EBIT in the third quarter and first nine months of 2001 include expenses related to amortization of goodwill totaling $1.0 million and $3.2 million, respectively. In accordance with SFAS No. 142, amortization of goodwill ceased at January 1, 2002.

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

Latin American Tire

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Tire Units	4.9	4.9	15.0	14.8
Sales	$220.0	$246.4	$719.6	$754.8
EBIT	24.3	19.3	75.2	61.5
Operating Margin	11.0%	7.8%	10.5%	8.1%

     Latin American Tire segment unit sales in the 2002 third quarter were flat from the 2001 period. Replacement unit sales increased 6.8% while OE volume decreased 14.6%.

     Unit sales in the nine months increased .2 million or .9% from the 2001 period. Replacement unit sales increased 2.9% while OE volume decreased 3.6%.

     Revenues in the 2002 third quarter decreased 10.7% from the 2001 period. Revenues were adversely impacted by currency translation, particularly in Brazil, Argentina, Mexico and Venezuela. Currency translation reduced sales by approximately $74 million in the third quarter compared to 2001. Revenues during the period benefited from improved prices and product mix.

     For the nine months, revenues decreased 4.7% compared to 2001 due to currency translation, which reduced sales by approximately $154 million. Revenues were favorably impacted by higher volume, price increases and improved product mix.

     EBIT in the 2002 quarter increased 25.9% from the 2001 period. EBIT was favorably impacted by approximately $12 million related to improved pricing levels and approximately $6 million related to lower raw material costs. Price adjustments were made to partially offset the adverse impact of currency movements. Currency translation reduced EBIT by approximately $14 million in the third quarter compared to 2001.

     EBIT in the 2002 first nine months increased 22.3% from 2001 and was favorably impacted by approximately $28 million related to pricing and product mix, and approximately $19 million related to lower raw material costs and the benefits of rationalizations and cost reduction programs. Price adjustments were made to partially offset the adverse impact of currency movements. The effects of currency translation reduced EBIT by approximately $29 million in the first nine months compared to 2001.

     EBIT in 2002 did not include the gain from the sale of land and buildings in Mexico, recorded in the third quarter, totaling $13.7 million.

     Revenues and EBIT in future periods may be adversely affected by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Tire Units	3.3	3.1	9.6	9.2
Sales	$136.5	$122.8	$393.0	$370.2
EBIT	11.9	5.1	31.6	15.7
Operating Margin	8.7%	4.2%	8.0%	4.2%

     Asia Tire segment unit sales in the 2002 third quarter increased .2 million or 7.4% from the 2001 period. Replacement unit sales increased 6.8% and OE volume increased 9.1%.

     Unit sales in the nine months increased .4 million or 4.5% from the 2001 period. Replacement unit sales increased 3.8% and OE volume increased 6.4%.

     Revenues in the 2002 quarter and first nine months increased 11.2% and 6.2%, respectively, compared to the 2001 periods due primarily to higher OE and replacement volume. Improved selling prices on replacement tires also favorably impacted revenues in both 2002 periods.

     EBIT in the third quarter and first nine months of 2002 increased substantially compared to the 2001 periods due to lower raw material costs of approximately $3 million and $9 million in the respective periods, improved pricing and product mix and lower conversion costs as a result of cost containment programs. EBIT was adversely affected by higher SAG, primarily due to higher selling and advertising expenses.

     EBIT in the third quarter and first nine months of 2001 included expenses related to the amortization of goodwill totaling $.4 million and $1.2 million, respectively. In accordance with SFAS No. 142, amortization of goodwill ceased at January 1, 2002.

     EBIT in 2002 did not include net rationalization credits, recorded in the third quarter, totaling $1.1 million. EBIT in 2001 did not include first quarter rationalization charges totaling $3.6 million.

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

     The following table presents the sales and EBIT of the Company’s Asia Tire segment together with 100% of the sales and EBIT of SPT:

	Three Months Ended			Nine Months Ended
(In millions)	September 30,			September 30,
	2002	2001		2002	2001

Net Sales:
Asia Tire	$136.5		$122.8	$393.0	$370.2
SPT	126.6		116.0	389.9	359.1

	$263.1		$238.8	$782.9	$729.3

EBIT:
Asia Tire	$11.9		$5.1	$31.6	$15.7
SPT	(1.7)		(5.9)	(7.3)	(19.8)

	$10.2	$	( .8)	$24.3	$(4.1)

SPT debt totaled $110.1 million at September 30, 2002, of which $19.6 million is payable to Goodyear. At December 31, 2001, debt totaled $67.4 million.

Engineered Products

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Sales	$274.5	$267.4	$861.5	$867.7
EBIT	10.9	(1.2)	38.0	16.7
Operating Margin	4.0%	(.4)%	4.4%	1.9%

     Engineered Products revenues increased 2.7% in the third quarter from 2001 due largely to strong demand for military and custom products. Sales of replacement products also improved while sales of industrial products declined. Revenues were adversely impacted by currency translation of approximately $7 million.

     For the nine months, revenues decreased .7% compared to 2001 due to customers’ efforts to reduce inventory. Revenues were adversely impacted by currency translation of approximately $20 million in the period compared to 2001. Higher revenues compared to the 2001 period were reported related to industrial hose, OE air conditioning and brake hose, and military and custom product lines.

     EBIT increased significantly in the third quarter of 2002 compared to the 2001 period due to improved pricing and product mix of approximately $6 million and a decrease in SAG of approximately $5 million.

     EBIT in the nine months of 2002 increased substantially from the prior period due to improved productivity of approximately $12 million and from decreased SAG costs of approximately $12 million primarily due to aggressive cost containment measures.

     EBIT in the third quarter and first nine months of 2001 include expenses related to amortization of goodwill totaling $.3 million and $.8 million, respectively. In accordance with SFAS No. 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

     EBIT in 2002 did not include the gain from the sale of land and buildings, recorded in the third quarter, totaling $.6 million. EBIT in 2001 did not include first quarter rationalization charges totaling $3.0 million.

     Revenues and EBIT in the Engineered Products segment may be adversely affected in future periods by lower OE demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation. The Engineered Products segment plants in the U.S. are included in Goodyear's master contract with the United Steelworkers of America, which will expire in April 2003. It is uncertain at this time whether an agreement will be reached without interruption of production and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States.

Chemical Products

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2002	2001	2002	2001

Sales	$237.5	$260.9	$658.2	$824.1
EBIT	22.2	16.4	54.5	45.7
Operating Margin	9.3%	6.3%	8.3%	5.5%

     Chemical Products revenues decreased 9.0% and 20.1%, respectively, in the 2002 third quarter and nine months compared to 2001 primarily due to the impact of selling the Specialty Chemical Business in December 2001, which contributed approximately $100 million of revenue in the first nine months of 2001, including approximately $35 million in the third quarter. Revenues in the 2002 nine months were also unfavorably impacted by lower net selling prices, which were caused by decreased raw material costs.

     EBIT in the 2002 quarter increased 35.4% from the 2001 period primarily due to higher volume and lower plant utility costs. EBIT reflected the absence of approximately $2 million contributed by the Specialty Chemical Business in the 2001 period.

     EBIT in the nine months of 2002 increased 19.3% from the 2001 period primarily due to higher volume, lower plant utility costs, and plant efficiencies. EBIT reflected the absence of approximately $12 million contributed by the Specialty Chemical Business in the 2001 period.

     Revenues and EBIT in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Net cash provided by operating activities was $113.6 million during the first nine months of 2002, as reported on the Consolidated Statement of Cash Flows. Working capital (accounts receivable and inventory less accounts payable) at September 30, 2002, increased approximately $224 million from December 31, 2001, due primarily to increased accounts receivable. Working capital was reduced $559.3 million, from $3.3 billion at September 30, 2001 to $2.7 billion at September 30, 2002, as a result of lower accounts receivable and inventory.

     Goodyear maintains a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by SFAS No. 140. Wingfoot A/R LLC purchases Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of five bank-affiliated issuers of commercial paper, which borrowings ($674.0 million and $580.0 million at September 30, 2002 and December 31, 2001, respectively) are secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables are collected, the cash proceeds are used to purchase additional receivables. Goodyear pays fees under the program based on certain variable market interest rates and other agreed amounts. These fees are reported as Other (Income) and Expense. Wingfoot A/R LLC may borrow up to $825 million from the note purchasers. The amount that may be borrowed from time to time by Wingfoot A/R LLC depends on, among other things, the total uncollected balance of receivables owned by it. The borrowings are available to Wingfoot A/R LLC until February 2003, unless extended by the lenders for additional one-year periods. The Company retains the risk of the non-payment of receivables it sells to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $374.4 million at September 30, 2002 and $483.3 million at December 31, 2001.

     The obligation of the five bank-affiliated issuers of commercial paper to purchase notes issued by Wingfoot is conditioned upon, among other things, the Company maintaining ratings of at least Ba2 by Moody’s and BB by Standard & Poor’s on its long term debt. If at least those ratings are not maintained, the lenders may (unless the condition is waived or the note facility is amended) terminate the note purchase facility and obtain repayment of the secured notes from the receivables as they are collected, in which event the Company would be required to obtain funds pursuant to new or existing bank credit facilities to meet its anticipated working capital requirements. The Company is evaluating alternatives to improve its financial flexibility under this facility.

     Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At September 30, 2002, the value in U.S. dollars of accounts receivable which these international subsidiaries may sell is approximately $270 million. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during the first nine months of 2002.

     At September 30, 2002, the net cash proceeds for all sales of receivables by Goodyear were $895.9 million. During the first nine months of 2002, activity related to these programs resulted in net cash inflows of $26.1 million. For further information, refer to the note to the financial statements No. 6, Accounts Receivable.

INVESTING ACTIVITIES

     Net cash used in investing activities was $408.4 million during the first nine months of 2002. Capital expenditures totaled $293.3 million, and were primarily for plant modernizations and new tire molds. Capital expenditures in 2002 have been reduced in response to current economic and business conditions and are expected to total approximately $460 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2002	2001	2002	2001

Capital Expenditures	$120.4	$94.7	$293.3	$315.9
Depreciation and amortization	149.1	154.1	451.3	477.1

     Depreciation and amortization in the 2001 third quarter and nine months included $7.0 million and $21.6 million, respectively, of amortization related to goodwill and intangible assets with indefinite useful lives that are no longer amortized in accordance with the provisions of SFAS No. 142.

     Investing activities in the third quarter of 2002 included net proceeds from the sale of land and buildings in the United States and Mexico of $1.3 million and $23.3 million, respectively.

     During 2001, cash inflows of $40.0 million were realized from the sale of closed manufacturing and warehouse facilities in the United Kingdom.

     During the second quarter of 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Slovenia at a cost of $38.9 million. The Company’s ownership of this subsidiary increased from 60% to 80%. During the third quarter of 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Turkey at a cost of $15.9 million. The Company’s ownership of this subsidiary increased from 59.4% to 74.6%.

FINANCING ACTIVITIES

     Net cash used in financing activities was $89.3 million during the first nine months of 2002.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(Dollars in millions)	9/30/02	12/31/01	9/30/01

Consolidated Debt	$3,630.5	$3,568.3	$4,200.4
Debt to Debt and Equity	55.5%	55.5%	55.8%

     During the third quarter of 2002, the Company issued 693,740 shares of its common stock for $15.9 million in conjunction with the acquisition of additional shares of its tire manufacturing subsidiary in Turkey.

     On September 12, 2002, the Company issued 11.3 million shares of its common stock and recorded $137.9 million as a contribution to certain domestic pension plans. On September 10, 2001, the Company issued 4.3 million shares of its common stock and recorded $100.0 million as a contribution to certain domestic pension plans.

Credit Sources

     Substantial short term and long term credit sources are available to Goodyear globally under normal commercial practices. In total, Goodyear had credit arrangements of $5.6 billion available at September 30, 2002, of which $1.9 billion were unused. At September 30, 2002, Goodyear had short term committed and uncommitted bank credit arrangements totaling $1 billion, of which $.7 billion were unused. Goodyear also had available long term credit arrangements at September 30, 2002, totaling $4.6 billion, of which $1.2 billion were unused. Used amounts include $.1 billion for letters of credit, as discussed below.

     The Company is a party to two revolving credit facility agreements, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility.

     The $750 million five-year credit facility agreement is with 26 domestic and international banks and provides that the Company may borrow at any time until August 15, 2005, when the commitment terminates and any outstanding loans mature. During the first nine months of 2002, commitment fees averaged 22.4 basis points.

     The $575 million 364-day credit facility agreement, which was an extension of a $775 million facility which expired on August 13, 2002, is with 21 domestic and international banks and provides that the Company may borrow until August 12, 2003, on which date the facility commitment terminates, except as it may be extended by the Company. If the banks do not extend their commitment if requested to do so, the Company may obtain a one year term loan up to the amount of the facility commitment. During the first nine months of 2002, commitment fees averaged 16.7 basis points.

     Each facility agreement contains certain covenants which, among other things, require the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the facility agreements establish limits on the aggregate amount of consolidated debt and certain other obligations the Company and its subsidiaries may incur and on the amount of unfunded benefit obligations under certain pension plan provisions.

     Under the five-year agreement, the Company may provide up to $200 million of standby letters of credit. The Company provided $128.7 million of standby letters of credit as of September 30, 2002, and has provided $199.7 million of standby letters of credit as of October 30, 2002.

     There were no borrowings outstanding under these agreements at September 30, 2002. These revolving credit facilities support, among other things, the uncommitted short term bank facilities.

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

     During 2002, major credit rating agencies have reduced the Company’s credit rating on short term and long term debt to non- investment grade status. Standard & Poor’s currently rate the Company’s short term debt at B and its long term debt at BB+. Moody’s Investor Services rate the Company’s short term debt at “not prime” and its long term debt at Ba1, with a negative outlook. Fitch rate the Company’s short term debt at B and its long term debt at BB+, with a negative outlook. As a result of these ratings actions, Goodyear will not be able to participate in certain capital markets and is likely to experience increases in the cost of obtaining capital in other markets. In addition, financing and related expenses under some existing arrangements have increased as a result of the Company’s non-investment grade credit ratings.

     Funds generated by operations, together with funds available under existing credit arrangements (assuming such facilities remain in effect), are anticipated to be sufficient to meet Goodyear’s currently anticipated requirements.

Commitments & Contingencies

     The following table presents, at September 30, 2002, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of September 30, 2002

Contractual		1	2	3	4	5	After 5
Obligations	Total	Year	Years	Years	Years	Years	Years

Long Term Debt	$3,276.6	$377.9	$809.2	$445.1	$176.9	$568.8	$898.7
Capital Lease
Obligations (1)	78.1	9.0	6.8	6.5	5.2	4.6	46.0
Operating
Leases (2)	1,367.7	249.0	204.5	160.7	152.1	97.0	504.4
Binding Commitments	212.0	196.4	11.7	1.2	1.1	.7	.9

Total Contractual Cash Obligations	$4,934.4	$832.3	$1,032.2	$613.5	$335.3	$671.1	$1,450.0

Amount of Commitment Expiration per Period

Other Off Balance Sheet Financial Guarantees Written and Other Commitments (3)	$129.0	$36.6	$65.7	$3.1	$.9	$17.6	$5.1

(1)	The present value of capital lease obligations is $48.5 million.

(2)	Operating leases do not include minimum sublease rentals of $43.3 million, $34.8 million, $25.0 million, $16.4 million, $9.5 million, and $16.1 million in each of the periods above, respectively, for a total of $145.1 million. Net operating lease payments total $1,222.6 million. The present value of operating leases is $735.8 million. The operating leases relate to, among other things, computers and office equipment, real estate, and miscellaneous other assets, which are in some instances leased from special purpose entities owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. Certain operating leases involving special purpose entities would, if consolidated pursuant to a recently proposed rule interpretation, increase assets and liabilities on the Company’s balance sheet by approximately $65 million. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(3)	Other off-balance-sheet financial guarantees written and other commitments include, at September 30, 2002, approximately $41.1 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in September 2004. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August of 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through intermediate and long term supply contracts at a fixed price or at formula prices related to market prices or negotiated prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At September 30, 2002, the interest rate on 69% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 75% at December 31, 2001 and 67% at September 30, 2001. Goodyear also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

     The following table presents interest rate swap contract information at September 30:

(Dollars in millions)

Interest Rate Swap Contracts

	2002	2001

Fixed rate swap contracts:
Notional principal amount	$325.0	$375.0
Pay fixed rate	5.0%	5.17%
Receive variable LIBOR	1.8%	2.79%

Average years to maturity	1.5	2.2
Fair value — asset (liability)	$(15.4)	$(12.2)
Pro forma fair value — asset(liability)	(16.1)	(13.9)

Floating rate swap contracts:
Notional principal amount	$250.0	$—
Pay variable LIBOR	3.8%	—
Receive fixed rate	6.6%	—

Average years to maturity	4.2	—
Fair value — asset (liability)	$20.7	$—
Pro forma fair value — asset(liability)	22.4	—

     The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30, 2002 and 2001, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in millions)	2002	2001	2002	2001

Fixed Rate Contracts:
Notional principal	$325.0	$95.0	$325.0	$80.0
Pay fixed rate	5.00%	6.21%	5.00%	6.23%
Receive variable LIBOR	1.85%	3.61%	1.94%	4.49%
Floating Rate Contracts:
Notional principal	$250.0	$—	$195.0	$—
Pay variable LIBOR	3.77%	—	3.73%	—
Receive fixed rate	6.63%	—	6.63%	—

The following table presents fixed rate debt information at September 30:

(In millions)

Fixed Rate Debt

	2002	2001

Fair value — liability	$2,229.9	$2,388.8
Carrying amount — liability	2,427.7	2,393.2
Pro forma fair value — liability	2,310.3	2,496.6

     The pro forma fair value assumes a 100 basis point decrease in market interest rates at September 30, 2002 and 2001, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

     The following table presents foreign exchange contract information at September 30:

(In millions)

Foreign Exchange Contracts

	2002	2001

Fair value — asset(liability)	$32.9	$8.6
Pro forma change in fair value	26.5	27.2
Contract maturities	10/02-03/06	10/01-03/06

Fair value — asset (liability):
Swiss franc swap-current	$(3.0)	$—
Swiss franc swap-long term	23.0	10.0
Euro swaps-current	(2.5)	—
Euro swaps-long term	7.2	(14.6)
Other-current	8.2	13.2

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at September 30, 2002 and 2001, respectively, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	changes in general economic, industry and political conditions in the various markets served by Goodyear’s operations;

•	price and product competition; increased competitive activity; changes in demand levels for our products;

•	fluctuations in the prices paid for raw materials and energy; our ability to control costs and expenses;

•	changes in the monetary policies of various countries where Goodyear has significant operations;

•	changes in interest and currency exchange rates;

•	litigation and regulatory costs and expenses;

•	economic disruptions and risks of loss associated with global events, including war, acts of terror and civil disturbances;

•	and other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. Goodyear will not revise or update any forward-looking statement, or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

DISCLOSURE CONTROLS AND PROCEDURES

     Goodyear evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Goodyear’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Goodyear’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Goodyear in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Goodyear’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (“Goodyear”) on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”), wherein at Item 3, paragraphs (A), (C), (E) and (H), pages 23, 24, 25 and 26, Goodyear reported certain legal proceedings, and to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended March 31, 2002 (the “First Quarter 10-Q”), at Part II, Item 1, paragraphs (1) and (2), page 38, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “Second Quarter 10-Q”), at Part II, Item 1, paragraphs (1) and (3), page 45, wherein Goodyear reported certain developments in respect of certain of these legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (A), (C), (E) and (H) of Item 3 of the 2001 10-K, supplemented as set forth in the First Quarter 10-Q and the Second Quarter 10-Q.

     (1)  As reported at paragraph (A) of Item 3, page 23, of the 2001 10-K and paragraph (1) of Part II, Item 1, page 38, of the First Quarter 10-Q, on December 21, 2001 the United States District Court for the District of Maryland reaffirmed its opinion, which opinion was affirmed by the Court of Appeals for the Fourth Circuit on March 5, 2002, dismissing with prejudice each of the 66 civil actions filed against Goodyear since 1990 relating to the development of cancer and other diseases by former employees of a subsidiary (now a part) of Goodyear alleged to be the result of exposure to allegedly toxic substances while working at a plant closed in 1987. On July 31, 2002, the plaintiffs filed a Petition for a Writ of Certiorari with the Supreme Court of the United States seeking a review of the decision of the District Court.

     (2)  At paragraph (C) of Item 3, page 24, of the 2001 10-K, Goodyear reported a civil action, Gregory Tire, et al. v. Goodyear, et al., filed in 1995 in the 192nd Judicial District Court, Dallas County, Texas, alleging, among other things, that Goodyear violated various Texas trade regulation statutes, breached certain contracts and committed common law fraud in the course of its commercial dealings with certain independent tire dealers or franchisees located in Texas. In the quarter ended September 30, 2002, these claims were settled by the payment of agreed amounts to each of the 18 remaining plaintiffs.

     (3)  At paragraph (E) of Item 3, pages 24 and 25, of the 2001 10-K and paragraph (1) of Part II, Item 1, page 45, of the Second Quarter 10-Q, Goodyear reported certain civil actions relating to alleged breaches of express and implied warranties in respect of Entran II hose manufactured by Goodyear and installed by others in houses or on other properties of the plaintiffs as a part of Heatway radiant floor heating systems. On September 16, 2002, a civil complaint, Malek, et al. v. Goodyear, Civil Action No. 02-B-1773, was filed by 27 homeowners in the United States District Court for the District of Colorado alleging, among other things, that Goodyear’s Entran II hose was defective and that Goodyear violated the Colorado Consumer Protection Act and seeking unspecified damages equal to three times actual damages, incidental and consequential damages, exemplary damages and attorneys fees and costs. On July 30, 2002, a class action complaint, Ronald J. Frank, et al. v. Goodyear, Civil Action No. 02-CV-0985, was filed in the United States District Court for the Northern District of New York on behalf of all owners of radiant heating systems incorporating Entran II hose located in the State of New York alleging, among other things, that the Entran II hose was defectively designed, that Goodyear failed to warn of foreseeable risks associated with the use of Entran II hose in radiant heating systems, that Goodyear breached implied warranties of merchantability and fitness for a particular purpose, that Goodyear was unjustly enriched and that Goodyear violated certain sections of the New York consumer protection and deceptive acts and practices statute. The plaintiffs are seeking damages, restitution of profits, attorneys fees and costs and such other relief as the court may deem proper. A similar class action, Bates v. Goodyear, was filed on August 9, 2002 in the Supreme Court of Erie County, State of New York.

     (4)  At paragraph (H) of Item 3, page 26, of the 2001 10-K, as supplemented at paragraph (2) of Part II, Item 1, page 38, of the First Quarter 10-Q and at paragraph (3) of Part II, Item 1, page 45, of the Second Quarter 10-Q, Goodyear reported that, at June 30, 2002, it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 73,900 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or present in Goodyear’s facilities. During the third quarter of 2002, approximately 6,050 new claims were filed against Goodyear and approximately 200 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the third quarter of 2002 was approximately $3.2 million (before recovery of insurance proceeds). At September 30, 2002, there were approximately 79,750 claims currently pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 12, 2002, Goodyear issued 11,300,000 shares of its common stock to The Goodyear Tire & Rubber Company Directed Retirement Trust as a contribution to two Goodyear sponsored domestic pension plans. The fair market value (determined based on the average of the high and low sale prices per share of Goodyear common stock on the New York Stock Exchange composite transactions tape on September 12, 2002) of the 11,300,000 shares of the common stock contributed was approximately $146,000,000. The issuance of the shares of common stock to the trust was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. Goodyear entered into a Registration Rights Agreement dated as of September 12, 2002, with Northern Trust Company, as the trustee and investment advisor of the Directed Retirement Trust, with respect to the registration under the Act of 15,600,000 shares of its common stock.

     On September 19, 2002, Goodyear sold 693,740 shares of its common stock to Koc Holding A.S. and certain of its affiliates (the “Purchasers”) for an aggregate sale price of $15,949,083 in cash. The proceeds of the sale were used to acquire from the Purchasers approximately 15.2% of the outstanding shares of Goodyear Lastikleri T.A.S., now a 74.61% owned subsidiary of Goodyear. Goodyear’s issuance and sale of the shares of its common stock to the Purchasers was exempt from registration under the Act pursuant to Rule 506 of Regulation D of the Act and Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

     In each transaction, the shares of common stock issued by Goodyear are subject to certain restrictions on transfer. No broker’s commission or fee was paid in connection with the issuance of the common stock in either of the transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K. The following Current Reports on Form 8-K were filed by The Goodyear Tire & Rubber Company during the quarter ended September 30, 2002:

     (1)  Form 8-K, dated August 6, 2002 (Items 7 and 9).

     (2)  Form 8-K, dated September 12, 2002 (Items 5 and 7).

     (3)  Form 8-K, dated September 19, 2002 (Item 5).

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: October 30, 2002	By /s/ Stephanie W. Bergeron Stephanie W. Bergeron, Senior Vice President

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

CERTIFICATIONS

     I, Samir G. Gibara, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Goodyear Tire & Rubber Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ Samir G. Gibara Samir G. Gibara Chairman of the Board and Chief Executive Officer (principal executive officer)

I, Robert W. Tieken, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Goodyear Tire & Rubber Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ Robert W. Tieken Robert W. Tieken, Executive Vice President and Chief Financial Officer (principal financial officer)

THE GOODYEAR TIRE & RUBBER COMPANY

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

INDEX OF EXHIBITS

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

3	ARTICLES OF INCORPORTATION AND BY-LAWS

(a) Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company (“Goodyear”), dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear dated June 4, 1996, three documents comprising Goodyear’s Articles of Incorporation as amended (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786).

(b) Code of Regulations of Goodyear, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981 and April 13, 1987 (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786)

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A. as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786)

(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form

*Pursuant to Item 601 of Regulation S-K

E-1

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

4	10-Q for the quarter ended March 31, 2002)

	(c) Conformed copy of Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent.	4.1

	(d) Conformed copy of Amended and Restated 364-Day Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent.	4.2

	(e) Form of Indenture, dated as of March 15, 1996, between Goodyear and Chemical Bank (now JPMorgan Chase Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927)

	(f) Form of Indenture, dated as of March 1, 1999, between Goodyear and The Chase Manhattan Bank (now JPMorgan Chase Bank), as Trustee, as supplemented on March 14, 2000 (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927) and as further supplemented on August 15, 2001 (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927)

	(g) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927)

	(h) Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and JPMorgan Chase International Limited, as London Agent (incorporated by

*Pursuant to Item 601 of Regulation S-K

E-2

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

	reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927)

	(i) Conformed copy of Second Amendment, dated as of August 13, 2002, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and Chase Bank International Limited, as Lender’s Agent	4.3

	In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended September 30, 2002 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

	MATERIAL CONTRACTS

10	Copy of Hourly and Salaried Employees Stock Option Plan of The Goodyear Tire & Rubber Company (as amended September 30, 2002)	10.1

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12
______________
*Pursuant to Item 601 of Regulation S-K

E-3