Form 10-K
period 2002-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2003-04-03
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 1-1927

THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0253240 (I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio (Address of principal executive offices)	44316-0001 (Zip Code)

Registrant’s telephone number, including area code: (330) 796-2121

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, Without Par Value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                         No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑                         No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock as of the closing of trading on June 28, 2002, was approximately $3,276,226,000.

Shares of Common Stock, Without Par Value, outstanding at March 10, 2003:

175,313,428

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of Registrant’s definitive Proxy Statement to be used in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

Item		Page
Number		Number

PART I
1	Business	1
2	Properties	12
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security Holders	17
PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters	21
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	47
8	Financial Statements and Supplementary Data	50
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104
PART III
10	Directors and Executive Officers of the Registrant	104
11	Executive Compensation	104
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
13	Certain Relationships and Related Transactions	105
14	Controls and Procedures	105
PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	106
Signatures		107
Certifications		108
Index to Financial Statement Schedules		FS-1
Index of Exhibits		X-1

PART I.

ITEM 1.     BUSINESS.

BUSINESS OF GOODYEAR

      The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear” and “we,” “us” or “our” wherever used herein refer to the Company together with all of its consolidated domestic and foreign subsidiary companies, unless the context indicates to the contrary.

      Goodyear is one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear’s 2002 net sales were $13.9 billion and its net loss for 2002 was $1.1 billion.

      Goodyear’s principal business is the development, manufacture, distribution and sale of tires for most applications. We also:

•	manufacture and market —

•	several lines of rubber and other products for the transportation industry and various other industrial and consumer markets; and
•	synthetic rubber and rubber-related chemicals for various applications.

•	provide automotive repair and other services at retail and commercial outlets.
•	sell various other products.

AVAILABLE INFORMATION

      We make available free of charge on our website, http://www.goodyear.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we file or furnish such reports to the SEC. The information on our website is not a part of this Annual Report on Form 10-K. We also will post on our website the code of ethics that we adopt for our principal executive officer and senior financial officers, as well as amendments and waivers.

RECENT DEVELOPMENTS

      On April 1, 2003 Goodyear completed a comprehensive refinancing and restructuring of its bank credit and receivables securitization facilities. After completing the refinancing and restructuring, Goodyear replaced a total of $2,938 million in finance facilities with a total of $3,345 million in finance facilities including:

•	$750 million Senior Secured U.S. Revolving Credit Facility due April 2005;
•	$645 million Senior Secured U.S. Term Facility due April 2005;
•	$650 million Senior Secured European Facilities due April 2005; and
•	$1,300 million Senior Secured Asset-Backed Facilities due March 2006.

      The restructured facilities replaced financial facilities that generally had shorter maturities than the restructured facilities and were unsecured with the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations. The restructuring left in place certain international accounts receivable securitizations.

      During 2002 and early 2003 there was a series of reductions in Goodyear’s credit ratings, and Goodyear perceived the possibility that it would not continue to comply with covenants in its financing agreements relating to pension plan funding and minimum net worth in its existing financing agreements. Accordingly, Goodyear entered into discussions with its lenders regarding amendments of its financing agreements, and obtained waivers of compliance with these covenants. Goodyear also reviewed with its lenders its publicly announced plan to improve its operational and financial performance, involving revitalization of its North American consumer replacement tire business. The discussion with lenders culminated in the refinancing and restructuring that was completed on April 1, 2003.

      We pledged substantial collateral to secure our obligations under the restructured agreements. The agreements also limit our ability to incur additional indebtedness, make capital expenditures, sell assets and pay dividends. In the event we sell assets, we are required, subject to certain exceptions, to provide the lenders with certain percentages of the net proceeds we receive from such sales. For more information on the restructuring and refinancing of our loan agreements, see “Credit Sources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40 of this Annual Report on Form 10-K.

      In connection with the refinancing and restructuring, on March 3, 2003, Sumitomo Rubber Industries, Ltd., Goodyear’s global alliance partner, consented to various transactions, including: Goodyear Dunlop Tires Europe B.V.’s purchase of Goodyear’s interest in Sava Tires Joint Venture Holding d.o.o.; and Goodyear Dunlop Tires Europe’s pledge of collateral to secure obligations under the new $650 million Senior Secured European Facilities. In addition, on January 1, 2003, Goodyear and Sumitomo agreed, among other things, to extend the period during which the parties are restricted from exercising their previously agreed respective global alliance exit rights from September 2004 to September 2009.

      In October 2000, Goodyear and Arkansas Best Corporation formed a joint venture company, Wingfoot Commercial Tire Systems LLC (“Wingfoot”) to engage in selling and servicing commercial truck tires, providing retread services and conducting related businesses. Goodyear transferred its commercial truck tire outlets and related assets in exchange for 81% of the equity of the joint venture and Arkansas Best Corporation’s subsidiary, Treadco Inc., contributed substantially all of its assets to Wingfoot in exchange for 19% of Wingfoot. On March 19, 2003, Arkansas Best Corporation notified Goodyear of its intention to exercise its right to put its 19% ownership interest to Goodyear for a cash price of approximately $71.3 million. The transaction is expected to close on or about April 28, 2003 after which Goodyear will own 100% of Wingfoot.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

      Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	changes in general economic and industry conditions in the various markets served by our operations;
•	price and product competition;
•	increased competitive activity;
•	changes in demand levels for our products;
•	fluctuations in the prices paid for raw materials and energy;
•	our ability to control costs and expenses;
•	changes in the monetary policies of various countries where we have significant operations;
•	changes in interest and currency exchange rates;
•	actions by rating agencies;
•	our ability to access the capital markets;
•	our ability to meet financial covenants contained in credit agreements;
•	litigation and regulatory costs and expenses;

•	economic disruptions and risks of loss associated with global events, including war, acts of terror and civil obstructions; and
•	other unanticipated events and conditions.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

DESCRIPTION OF GOODYEAR’S BUSINESS

GENERAL SEGMENT INFORMATION

      Goodyear’s operating segments are North American Tire, European Union Tire, Eastern Europe, Africa and Middle East Tire (“EEAME Tire”), Latin American Tire and Asia Tire (collectively, the “Tire Segments”), Engineered Products and Chemical Products.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

      Financial information relating to our operating “segments” for the three year period ended December 31, 2002 appears in Note 19 of the Notes to Financial Statements at pages 87 through 93, and is incorporated herein by reference.

GENERAL INFORMATION REGARDING TIRE SEGMENTS

      Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

• automobiles

• trucks
• buses
• aircraft
• motorcycles
• farm implements
• earthmoving equipment
• industrial equipment
• various other applications

in each case for sale to vehicle manufacturers for mounting as original equipment (“OE”) and in replacement markets worldwide. We manufacture and sell tires under the Goodyear-brand, the Dunlop-brand, the Kelly-brand, the Fulda-brand, the Debica-brand, the Sava-brand and various other Goodyear owned “house” brands, and the brands of certain customers. In certain markets we also:

•	manufacture and sell flaps for truck tires and other types of tires.
•	retread truck, aircraft and heavy equipment tires.
•	manufacture and sell tread rubber and other tire retreading materials.
•	provide automotive repair services and miscellaneous other products and services.

      The principal products of the Tire Segments are new tires for most applications. Approximately 83.0% of our consolidated sales in 2002 were new tire sales (83.1% in 2001 and 81.2% in 2000). The percentages of each Tire Segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,

Sales of New Tires By	2002	2001	2000

North American Tire	90.5%	92.7%	89.9%
European Union Tire	99.2%	98.9%	96.8%
EEAME Tire	91.8%	91.6%	93.4%
Latin American Tire	90.6%	90.5%	90.3%
Asia Tire	97.2%	97.1%	97.3%

      Each Tire Segment exports tires to other Tire Segments. The financial results of each Tire Segment exclude sales but include operating income from tires sold to other Tire Segments and include sales and operating income derived from the sale of tires imported from other Tire Segments. Sales to unaffiliated customers are attributed to the segment that makes the sale to the unaffiliated customer.

      Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
North American Tire	103.9	112.0	115.9
European Union Tire	61.5	61.1	60.3
Eastern Europe, Africa and Middle East Tire	16.1	14.0	15.6
Latin American Tire	19.9	20.0	19.7
Asia Tire	12.9	12.2	11.8

Goodyear worldwide	214.3	219.3	223.3

      Our worldwide tire unit sales in the replacement and OE markets during the periods indicated were:

GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire unit sales	147.7	155.2	157.8
OE tire unit sales	66.6	64.1	65.5

Goodyear worldwide	214.3	219.3	223.3

      New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper Tire, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

      Goodyear competes with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. Goodyear-brand and Dunlop-brand tires enjoy a high recognition factor and have a reputation for performance, quality and value. Kelly-brand, Fulda-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by Goodyear, and tires manufactured and sold by Goodyear to private brand customers, compete primarily on the basis of value and price.

      Goodyear does not consider its tire businesses to be seasonal to any significant degree. A significant inventory of new tires is maintained in order to optimize production schedules consistent with anticipated demand and assure prompt delivery to customers, especially “just in time” deliveries of tires or tire and wheel assemblies to OE manufacturers. Tire inventories are maintained at levels designed to optimize production schedules and prompt delivery to customers and minimize working capital requirements.

      Global Alliance. In 1999, Goodyear entered into a global alliance with Sumitomo Rubber Industries, Ltd. Under the global alliance agreements, Goodyear acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo’s tire businesses in Europe and most of Goodyear’s tire businesses in Europe.

      Goodyear also acquired 75%, and Sumitomo acquired 25%, of Goodyear Dunlop Tires North America, Ltd., a holding company that purchased Sumitomo’s tire manufacturing operations in North America and certain of its related tire sales and distribution operations. The global alliance involved other transactions, including Goodyear’s acquisition of 100% of the balance of Sumitomo’s Dunlop Tire replacement distribution and sales operations in the United States and Canada. The global alliance agreements also provided for the investment by Goodyear and Sumitomo in the common stock of the other. The cost of the acquired businesses totaled approximately $1.24 billion, including the cash payment of $931.6 million and the fair value of 25% of the Goodyear businesses contributed to the European joint venture, or $307 million.

NORTH AMERICAN TIRE

      Goodyear’s largest segment, the North American tire business (North American Tire), develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in eleven plants in the United States and three plants in Canada. Certain Dunlop-brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd., which is 75% owned by Goodyear and 25% owned by Sumitomo.

      Tires. North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, farm implements, earthmoving equipment, commercial and military aircraft and industrial equipment and for various other applications.

      Goodyear-brand radial passenger tire lines sold in North America include Eagle high performance and run-flat extended mobility technology (EMT) tires. Dunlop-brand radial passenger tire lines sold in North America include SP Sport performance tires. The major lines of Goodyear-brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera. Goodyear also offers Dunlop-brand radials for light trucks such as the Rover and Grandtrek lines. North American Tire also manufactures and sells several lines of Kelly-brand, other house brands and several lines of private brand radial passenger tires in the United States and Canada.

      A full line of Goodyear-brand all-steel cord and belt construction radial medium truck tires, the Unisteel series, for various applications, including line haul highway use and off-road service are manufactured and sold. In addition, various lines of Dunlop-brand, Kelly-brand, other house and private brand radial truck tires are sold in the United States and Canadian replacement markets.

      Related Products and Services. North American Tire also:

•	retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers.
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aircraft.
•	manufactures rubber track for agricultural and construction equipment.
•	provides automotive maintenance and repair services at approximately 800 retail outlets.
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers.
•	provides miscellaneous other products and services.

Market and Other Information

      Tire unit sales in the replacement and OE markets in the United States and Canada during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire units	69.8	79.7	79.4
OE tire units	34.1	32.3	36.5

Total tire unit sales	103.9	112.0	115.9

      We are a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks, farm and construction equipment and aircraft that have production facilities located in North America.

      Goodyear-brand, Dunlop-brand and Kelly-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal channel for Goodyear-brand tires is a large network of independent dealers. Goodyear-brand, Dunlop-brand and Kelly-brand tires are also sold to numerous national and regional retail marketing firms in the United States. North American Tire also operates approxi-

mately 1,000 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of house brand tires and private and associate brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.

      Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through retail outlets operated by us.

      North American Tire from time to time offers various financing and extended payment programs to certain of its tire customers in the replacement market. Goodyear does not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved and are consistent with prevailing tire industry practices.

      We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having safety defects related to motor vehicle safety. NHTSA’s regulatory authority was expanded in November 2000 as a result of the enactment of The Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”).

      The TREAD Act imposes numerous requirements with respect to tire recalls and also requires tire manufacturers, among other things, to remedy tire safety defects without charge for five (5) years, and to conform with revised and more rigorous tire standards, once the revised standards are implemented.

      In addition, in November 2003, manufacturers of light vehicles must begin a phase-in process for equipping those vehicles with a tire pressure monitoring system. Compliance with the TREAD Act regulations increases the cost of producing and distributing tires in the United States.

EUROPEAN UNION TIRE

      Our second largest Tire Segment, European Union Tire, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in the member states of the European Union and in Norway and Switzerland, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in plants located in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear.

      European Union Tire:

•	manufactures and sells Goodyear-brand, Dunlop-brand, Fulda-brand, Kelly-brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires.
•	sells Debica-brand and Sava-brand passenger, truck and farm tires manufactured by the Eastern Europe, Africa and Middle East Tire Segment.
•	sells new, and manufactures and sells retreaded, aircraft tires.
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers.
•	offers automotive repair services at retail outlets in which it owns a controlling interest.
•	provides miscellaneous related products and services.

Markets and Other Information

      European Union Tire distributes and sells tires throughout western Europe. Tire unit sales to OE customers and in the replacement markets served by European Union Tire were:

EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire units	41.2	41.5	42.4
OE tire units	20.3	19.6	17.9

Total tire unit sales	61.5	61.1	60.3

      European Union Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in western Europe.

      Goodyear’s primary competitor in western Europe is Michelin. Other significant competitors include Continental, Bridgestone, Pirelli, several regional tire producers and imports from other regions, primarily Eastern Europe and Asia.

      Goodyear-brand and Dunlop-brand tires are sold in the several replacement markets served by European Union Tire through various channels of distribution, principally independent multi-brand tire dealers. In some markets, Goodyear-brand tires, as well as Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 430 are owned by Goodyear.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

      Our Eastern Europe, Africa and Middle East Tire Segment (“EEAME Tire”) manufactures and sells passenger, truck, farm and construction equipment tires in eastern Europe, Africa and the Middle East. EEAME Tire manufactures tires in Morocco, Poland, Slovenia, South Africa and Turkey. EEAME Tire:

•	maintains sales operations in most countries in eastern Europe (including Russia), Africa and the Middle East.
•	exports tires for sale in western Europe, North America and other regions of the world.
•	provides related products and services in certain markets.

      EEAME Tire:

•	manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand and Sava-brand tires and sells Dunlop-brand and Fulda-brand tires manufactured by European Union Tire.
•	sells new and retreaded aircraft tires.
•	provides various retreading and related services for truck and heavy equipment tires.
•	sells automotive parts and accessories.
•	provides automotive repair services.

Markets and Other Information

      EEAME Tire distributes and sells tires to all classes of customers in most countries in eastern Europe, Africa and the Middle East.

      Tire unit sales by EEAME Tire to OE customers and in the several replacement markets served were:

EEAME TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire units	13.3	11.2	12.2
OE tire units	2.8	2.8	3.4

Total tire unit sales	16.1	14.0	15.6

      EEAME Tire has a significant share of each of the markets it serves and is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Morocco, Poland, South Africa and Turkey. Its major competitors are Michelin, Bridgestone, Continental and Pirelli. Other competition includes regional and local tire producers and imports from other regions, primarily Asia.

      Goodyear-brand tires are sold by EEAME Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In South Africa, tires are also sold through a retail chain of approximately 174 retail stores operated by Goodyear. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers.

LATIN AMERICAN TIRE

      Our Latin American Tire Business Segment manufactures and sells automobile, truck and farm tires in Mexico and throughout Central and South America (“Latin America”), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services. Latin American Tire manufactures tires in Brazil, Chile, Colombia, Guatemala, Peru and Venezuela.

      Latin American Tire manufactures and sells several lines of passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck and heavy equipment tires.
•	retreads, and provides various materials and related services for retreading, truck, aircraft and heavy equipment tires.
•	manufactures other products, including batteries for motor vehicles.
•	manufactures and sells new aircraft tires.
•	provides miscellaneous other products and services.

Markets and Other Information

      Latin American Tire is a major supplier of tires to most automobile and truck manufacturers in Latin America and sells tires to independent dealers and distributors in the various replacement markets in Latin America. We are a leading participant in each of the markets served by Latin American Tire.

      Tire unit sales by Latin American Tire to OE customers and in the replacement markets served were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire units	14.2	14.0	14.9
OE tire units	5.7	6.0	4.8

Total tire unit sales	19.9	20.0	19.7

ASIA TIRE

      Our tire business in Asia manufactures and sells tires for automobiles, light and medium trucks, farm implements, construction equipment and aircraft throughout east, southeast and south Asia and the western Pacific. Asia Tire manufactures tires in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and

Thailand. Asia Tire also retreads truck, heavy equipment and aircraft tires and provides miscellaneous other products and services.

Markets and Other Information

      The number of tires sold by Asia Tire in the replacement markets and to OE customers during the periods indicated were:

ASIA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2002	2001	2000
(In millions of tires)
Replacement tire units	9.2	8.8	8.8
OE tire units	3.7	3.4	3.0

Total tire unit sales	12.9	12.2	11.8

      Asia Tire information does not include the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand Company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT is the largest tire manufacturer in Australia and New Zealand, with 2 tire manufacturing plants and 17 retread plants. SPT sells Goodyear-brand, Dunlop-brand and other house and private brand tires through its chain of 466 retail stores and commercial tire centers. For more information regarding SPT, see Notes 19 and 20 of the Notes to Financial Statements at pages 87 through 94.

ENGINEERED PRODUCTS

      Our Engineered Products Segment develops, manufactures, distributes and sells numerous rubber and thermoplastic products worldwide. The products and services offered by Engineered Products include:

•	antivibration products.
•	belts and hoses for motor vehicles.
•	conveyor and power transmission belts.
•	air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications.
•	tank tracks.
•	miscellaneous products and services.

Engineered Products manufactures products at nine plants in the United States and 15 plants in Australia, Brazil, Canada, Chile, China, Mexico, Slovenia, South Africa and Venezuela.

Markets and Other Information

      Engineered Products sells its products to manufacturers of vehicles and various industrial products and to independent wholesale distributors. More than 50 major firms participate in the various markets served by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Goodyear is a significant supplier of these products. Goodyear is a leading supplier of conveyor and power transmission belts and industrial hose products. The principal competitors of Engineered Products include Dana, Mark IV, Gates, Bridgestone, Conti-Tech, Trelleborg, Tokai/ DTR, Unipoly and Habasit.

      These markets are highly competitive, with quality, service and price all being significant factors to most customers. Goodyear believes the products offered by Engineered Products are considered to be high quality and competitive in price and performance.

CHEMICAL PRODUCTS

      Our Chemical Products Segment develops, manufactures, distributes and sells synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plastic processing, and other chemical products to

Goodyear and other industrial customers. Chemical Products owns and operates four manufacturing facilities, a natural rubber plantation and processing facility in Indonesia and conducts natural rubber purchasing operations.

      Approximately 65% of Chemical Products synthetic materials sales are to our other segments. All production is in the United States.

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

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

      The principal raw materials used by Goodyear are synthetic and natural rubber. We purchase substantially all of our requirements for natural rubber in the world market. Synthetic rubber typically accounts for slightly more than half of all rubber consumed by Goodyear on an annual basis. Our plants located in Beaumont, and Houston, Texas, supply the major portion of our synthetic rubber requirements in North America. We purchase a significant amount of our synthetic rubber requirements outside North America from third parties.

      We use nylon and polyester yarns, substantial quantities of which are processed in our textile mills. Significant quantities of steel wire are used for radial tires, a portion of which we produce. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 2002, we anticipate the continued availability of all raw materials we will require during 2003, subject to spot shortages.

      Substantial quantities of hydrocarbon-based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

      In 2002, raw materials costs decreased from 2001 levels. Raw materials costs are expected to increase during 2003 driven by increases in costs of oil and natural rubber. Prices for raw materials and fuels may fluctuate significantly during 2003.

Patents and Trademarks

      Goodyear owns approximately 2,300 product, process and equipment patents issued by the United States Patent Office and approximately 6,000 patents issued or granted in other countries around the world. Goodyear also has licenses under numerous patents of others. Goodyear also has approximately 650 applications for United States Patents pending and approximately 4,700 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any segment.

      Goodyear owns or controls and uses approximately 1,400 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” These trademarks are protected by approximately 9,100 registrations and 900 pending applications worldwide. While such trademarks as a group are important, the only trademarks we consider material to our business or to the business of any of our segments are those using the word “Goodyear,” which we believe are valid and most of which are of unlimited duration as long as they are adequately protected and appropriately used.

Backlog

      Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of our segments or our businesses considered as a whole.

Research and Development

      Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development, improvement and modification of new and existing products and services and the formulation and design of new, and improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,

	2002	2001	2000
(In millions)
Research and development expenditures	$380.0	$375.5	$423.1

Employees

      At December 31, 2002, Goodyear employed approximately 92,742 people throughout the world, including approximately 38,503 persons in the United States. Approximately 11,367 of our employees in the United States were covered by a master collective bargaining agreement, dated May 9, 1997 (as supplemented in 2000), with the United Steel Workers of America, A.F.L.-C.I.O.-C.L.C. (“USWA”), which expires on April 19, 2003. The Company is currently negotiating a new agreement with the USWA. As of April 3, 2003 it was uncertain whether an agreement would be reached without interruption of production. In addition, approximately 8,732 of our employees in the United States were covered by other contracts with the USWA and various other unions. The major portion of Goodyear’s employees in Europe and Latin America are represented by unions.

Compliance with Environmental Regulations

      Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $20 million during 2003 and approximately $18 million during 2004.

      In addition, we expended approximately $68 million during 2002, and expect to expend approximately $69 million during 2003 and approximately $55 million during 2004, to maintain and operate our pollution control facilities and conduct our other environmental and occupational safety and health activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental and occupational safety and health laws and regulations and are not expected to have a material adverse effect on our competitive position.

      In the future we may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new environmental laws and regulatory standards, or the availability of new technologies. Compliance with federal, state and local environmental laws and regulations in the future may require a material increase in our capital expenditures and could adversely affect our earnings and competitive position.

INFORMATION ABOUT INTERNATIONAL OPERATIONS

      Goodyear engages in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in the United States and 27 other countries. Most of our international manufacturing operations relate to the production of tires. Several engineered rubber and certain other products are also manufactured in plants located outside the United States. Financial information relating to our geographic areas for the three year period ended December 31, 2002 appears in Note 19 of the Notes to Financial Statements at pages 87 through 93, and is incorporated herein by reference.

      In addition to the ordinary risks of the marketplace, our operations in some countries are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate, transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations.

ITEM 2.     PROPERTIES.

      Goodyear manufactures its products in 85 manufacturing facilities located around the world. There are 30 plants in the United States and 55 plants in 27 other countries.

      NORTH AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) and operates 22 manufacturing facilities operated by North American Tire. These facilities have floor space aggregating approximately 24.6 million square feet and consist of:

•	14 tire plants (11 in the United States and three in Canada),
•	one steel tire wire cord plant,
•	one tire mold plant,
•	three textile mills, and
•	three tread rubber plants.

      EUROPEAN UNION TIRE MANUFACTURING FACILITIES. European Union Tire owns and operates:

•	13 tire plants,
•	one tire fabric processing facility,
•	one steel tire wire cord plant, and
•	one tire mold and tire manufacturing machines facility.

These facilities have floor space aggregating approximately 12.6 million square feet.

      EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE MANUFACTURING FACILITIES. Goodyear owns six tire plants operated by EEAME Tire. These facilities have floor space aggregating approximately 7.5 million square feet.

      LATIN AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns seven tire manufacturing plants operated by Latin American Tire. Goodyear also manufactures tread rubber and tire molds in Brazil and batteries in Chile. The Latin American facilities have floor space aggregating approximately 6.1 million square feet.

      ASIA TIRE MANUFACTURING FACILITIES. Goodyear owns nine tire plants operated by Asia Tire. These facilities have floor space aggregating approximately 5.2 million square feet.

      ENGINEERED PRODUCTS MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) 23 facilities at eight United States and 15 international locations operated by Engineered Products. These facilities have floor space aggregating approximately 6.4 million square feet. Certain facilities manufacture more than one group of products. The facilities include:

In the United States and Canada —
• six hose products plants	• two molded rubber products plants
• three conveyor belting plants	• two power transmission products plants • one mix center

In Latin America —
• two air springs plants	• three power transmission products plants
• five hose products plants	• two conveyor belting plants

In Europe —	In Asia —
• two air springs plants	• one conveyor belting plant
• one power transmission products plant	• one hose products plant

In Africa —
• one conveyor belting and power transmission products plant

      CHEMICAL PRODUCTS MANUFACTURING FACILITIES. Goodyear owns four manufacturing facilities operated by Chemical Products. These facilities have floor space aggregating approximately 1.9 million square feet. The facilities are located in the United States and produce synthetic rubber and rubber latices, synthetic resins, and other organic chemical products.

      PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 86% during 2002, compared to approximately 89% during 2001 and 95% during 2000. We expect to have production capacity sufficient to satisfy presently anticipated demand for our tires and other products for the foreseeable future.

      OTHER FACILITIES. Goodyear also owns and operates a rubber plantation processing facility in Indonesia, four research and development facilities and technical centers, and six tire proving grounds. We also operate approximately 1,664 retail outlets for the sale of our tires to consumers, approximately 110 tire retreading facilities and approximately 197 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, see Note 8, “Properties and Plants,” and Note 9, “Leased Assets,” of the Notes to Financial Statements at pages 69 through 71.

ITEM 3.     LEGAL PROCEEDINGS.

      At April 3, 2003, Goodyear was a party to the following material legal proceedings, as defined in the Instructions to Item 103 of Regulation S-K:

      (A) A series of 66 civil actions were filed against the Company in the United States District Court for the District of Maryland relating to the alleged exposure of former employees of a former subsidiary (and now a part) of the Company, to allegedly toxic substances while working at a tire plant that was closed in 1987. The plaintiffs alleged, among other things, that the Company, as the manufacturer or seller of certain materials, negligently failed to warn them of the health risks associated with their employment at the plant and failed to implement procedures to preserve their health and safety. The plaintiffs sought an aggregate of $650 million in compensatory damages and $6.46 billion in punitive damages. On January 28, 1999, the District Court granted the Company’s motion for summary judgment on causation and issued an order and judgment dismissing each case with prejudice and assessing costs to the plaintiffs. The decision of the District Court was ultimately affirmed by the United States Court of Appeals for the Fourth Circuit. The Supreme Court of the United States has denied the plaintiffs’ petition for a Writ of Certiorari seeking a review of the District Court’s decision.

      (B) On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al. (Case No. C-1-90-450), was filed in the United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Department of Energy located in Pike County, Ohio (the “DOE Plant”), against Divested Atomic Corporation (“DAC”), the successor by merger of Goodyear Atomic Corporation (“GAC”), the Company, and Lockheed Martin Energy Systems (“LMES”). GAC operated the DOE Plant for several years pursuant to a series of contracts with the DOE until LMES assumed operation of the DOE Plant on November 16, 1986. The plaintiffs allege that the operators of the DOE Plant contaminated certain areas near the DOE Plant with radioactive and/or other hazardous materials causing property damage and emotional distress. Plaintiffs claim $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against DAC, the Company and LMES on behalf of approximately 276 persons who currently reside, or in the past resided, near the DOE Plant. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run off from the DOE Plant, that DAC (and, therefore, the Company) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and (iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million in punitive damages, other unspecified legal and equitable remedies, costs, expenses and attorney’s fees.

      (C) On March 15, 1995, a civil action, Orion Tire Corporation, et al. v. Goodyear, et al. (Case No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against the Company, Goodyear International Corporation, a subsidiary of the Company (“GIC”), and five individuals, including Samir G. Gibara, Chairman of the Board and then Chief Executive Officer of the Company, by Orion Tire Corporation (“Orion”), China Tire Holdings Limited (“China Tire”), and China Strategic Holdings Limited (“China Strategic”). The plaintiffs allege, among other things, that in connection with Goodyear’s 1994 acquisition of a 75% interest in a tire manufacturing facility in Dalian, People’s Republic of China (the “Dalian Facility”), the Company and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. The plaintiffs claimed more than $1.0 billion in actual damages and $3.0 billion in exemplary damages from the Company and GIC and such further relief as the court may deem appropriate. On motions made by the Company, the District Court dismissed all individual defendants from the proceedings for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire, and, on August 12, 1999, entered an order dismissing the entire cause of action. The dismissal was reversed and vacated in part by the United States Court of Appeals for the Ninth Circuit. On June 28, 2002, China Tire and Orion filed a second amended complaint, which was dismissed by the District Court on January 13, 2003.

      (D) In January of 1997, the Company filed a civil action, Goodyear v. Chiles Power Supply Inc. (Case No. 5:97CV0335), in the United States District Court for the Northern District of Ohio, Eastern Division, against Chiles Power Supply Inc. (“Heatway”) seeking (a) to collect approximately $2.0 million for Entran II hose sold to Heatway and (b) to obtain a declaratory judgment in respect of Entran II hose sold to Heatway. Heatway counterclaimed for damages allegedly in excess of $2.0 billion, claiming, among other things, that the Entran II hose did not comply with the implied warranty of merchantability. Following a trial, the jury rendered its verdict in favor of the Company, finding that the Company did not breach the implied warranty of merchantability in respect of the 25 million feet of Entran II hose sold to Heatway. On February 4, 2000, the Court entered its order terminating and dismissing all of the counterclaims of Heatway and entering a judgment against Heatway for $2.07 million, plus interest and costs. On February 25, 2000, Heatway filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri.

      The Company is a defendant in the following civil actions relating to Entran II hose used in Heatway systems:

(1)	In November 1998, a class action complaint was filed in the District Court of Eagle County, Colorado, Anderson, et al. v. Goodyear, et al. (Case No. 98CV439), on behalf of a putative class consisting of all persons who have or have had an ownership interest in real property located in Colorado in which Heatway heating systems using Entran II hose had been installed. These plaintiffs claim, among other things, breach of express warranties, breach of implied warranties of merchantability and fitness for a particular purpose, negligence and strict liability for defective product against both Heatway and Goodyear. On November 7, 2001, the court issued an order certifying a class to consist of all persons who presently own or have owned real property located in Colorado on which Entran II hose was used in Heatway systems and have suffered or will suffer damages due to the alleged defective nature of Entran II hose. A number of property owners have opted out of the class action, and the class action now involves approximately 600 property sites. Goodyear’s motion to decertify the class was denied on January 17, 2003. This matter is scheduled for trial in July of 2003.

(2)	In March 2001, a class action complaint was filed against the Company (Stephen Payne, et al. v. Goodyear, Case No. 01-10118-NG) in the United States District Court, District of Massachusetts, by the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose installed as part of a Heatway radiant floor heating system in their homes, buildings or other structures alleging, among other things, that Entran II hose as designed was defective, not of merchantable quality, and that Goodyear breached implied warranties of merchantability and fitness for a particular purpose. Plaintiffs seek damages in unspecified amounts, certain statutory damages, interest, costs and expenses and such further relief as the court shall deem proper. The court has yet to take action with respect to class certification.

(3)	The Company is the defendant in a class action, Jane Bates, et al. v. Goodyear (Case No. D-0101-CV-2001-359), in the First Judicial District Court, Santa Fe County, New Mexico, filed in February 2001 on behalf of owners of 3 sites individually and as representatives of a class of similarly situated homeowners in New Mexico as of March 1, 2002, alleging, among other things, that Entran II hose used in the Heatway heating systems installed in their homes is defective and unfit for that purpose and seeking unspecified damages to include, among other things, punitive damages. Goodyear is appealing the certification of the class.

(4)	On July 30, 2002, a class action complaint, Ronald J. Frank, et al. v. Goodyear (Case No. 02-CV-0985), was filed in the United States District Court for the Northern District of New York on behalf of all owners of radiant heating systems incorporating Entran II hose located in the State of New York alleging, among other things, that the Entran II hose was defectively designed, that Goodyear failed to warn of foreseeable risks associated with the use of Entran II hose in radiant heating systems, that Goodyear breached implied warranties of merchantability and fitness for a particular purpose, that Goodyear was unjustly enriched and that Goodyear violated certain sections of the New York consumer protection and deceptive acts and practices statute. The plaintiffs are seeking damages, restitution of profits, attorney’s fees and costs and such other relief as the court may deem proper. Three similar class actions initially filed in state court have all been removed by Goodyear to federal court: Bates, et al. v. Goodyear, filed on August 9, 2002 (Case No. 02-CV-0662A, United States District Court, Western District of New York); Crawford, et al. v. Goodyear, filed on November 8, 2002 (Case No. 02-8989, United States District Court, Eastern District of Pennsylvania); and Galanti, et al. v. Goodyear, filed on December 6, 2002 (Case No. 03-209, United States District Court, Southern District of New Jersey). Goodyear is subject to two additional class actions, Glanville, et al. v. Goodyear (Case No. A03-018), filed on January 22, 2003, in the United States District Court for the District of Alaska and Ditlow, et al. v. Goodyear (Case No. 20030521), filed on January 30, 2003, in the Court of Common Pleas, Dauphin County, Pennsylvania.

(5)	On September 16, 2002, a civil complaint, Malek, et al. v. Goodyear (Case No. 02-B-1172), was filed by owners of 27 sites in the United States District Court for the District of Colorado alleging, among other things, that Goodyear’s Entran II hose was defective and that Goodyear violated the Colorado Consumer Protection Act and seeking unspecified damages equal to three times actual damages, incidental and consequential damages, exemplary damages and attorney’s fees and costs. Goodyear is subject to four similar actions in federal and state courts in Colorado: Loughridge v. Chiles Power Supply, Inc. v. Goodyear (Case No. 98-B-1302, United States District Court for the District of Colorado) involving 36 sites and set for trial on April 28, 2003; Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado) involving 11 sites; Albers v. Goodyear (Case No. 02CV613, District Court, Eagle County, Colorado) involving 1 site; and Holmes v. Goodyear, (Case No. 98CV268-A, District Court, Pitkin County, Colorado) involving 1 site and set for trial on October 7, 2003.

(6)	In Goodyear v. Vista Resorts, Inc. (Case No. 02CA1690, Colorado Court of Appeals), an action involving five homesites, a trial was held in Colorado State Court, and on February 28, 2002 a jury rendered a verdict in favor of plaintiffs in the aggregate amount of approximately $5.9 million, which damages are trebled under the Colorado Consumer Protections Act. The total damages awarded are approximately $22.7 million, including interest, attorney’s fees and costs. In another case in Colorado State Court (Sumerel et at. v. Goodyear et al., Case No. 02CA1997, Colorado Court of Appeals), a judgment was entered against the Company in the amount of $1.3 million plus interest and costs. The Company has appealed these decisions.

      (E) A class action seeking damages and equitable relief, Julie Harper et al. v. Goodyear et al., is pending in Circuit Court No. 18, 3rd Judicial Circuit, Madison County, Illinois (Case No. 00L11540). The plaintiffs, on behalf of themselves and all persons nationwide (other than claimants for personal injury or wrongful death) who own or lease vehicles on which are mounted specified types of Goodyear-brand, Kelly-brand and certain house-brand load range E and load range D light truck and recreational vehicle tires, allege, among other things, that (i) Goodyear engaged in a “silent recall” of the specified types of load range D and E tires, thereby committing an unfair and deceptive trade practice, (ii) the specified types of tires did not conform to the express and implied warranties of merchantability, and (iii) Goodyear was negligent in the design and manufacture of the specified types tires. Plaintiffs are seeking actual damages, costs of suit, reasonable attorney’s fees, prejudgment interest, punitive or exemplary damages, a court supervised recall and repair or replacement program, and a public awareness campaign to alert the public to any defects in the specified types of tires. In addition, eleven civil lawsuits related to deaths or serious injuries involving allegedly defective Goodyear manufactured load range E light truck tires were pending as of December 31, 2002. The plaintiffs in these cases are claiming actual and punitive damages in various amounts.

      (F) Goodyear is currently one of several (typically 50 to 80) defendants in civil actions involving approximately 97,000 claimants (as of December 31, 2002) relating to their alleged exposure to materials containing asbestos in products manufactured by Goodyear or asbestos materials at Goodyear facilities. These cases are pending in various state courts, including primarily courts in Florida, Maryland, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas and West Virginia, and in certain federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. Goodyear manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain Goodyear facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. Goodyear has disposed of approximately 23,500 similar civil actions in the past through dismissals and settlements. The amount expended by Goodyear on defense and claim resolution during 2002 was approximately $19.3 million (before recovery of insurance proceeds). The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

      (G) In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Goodyear at April 3, 2003, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

      Based on available information, we have determined, in the case of each legal proceeding pending against us at April 3, 2003 that either (i) it is not reasonably possible that Goodyear has incurred liability in respect thereof or (ii) any liability ultimately incurred will not exceed the amount, if any, recorded in respect of such proceeding at December 31, 2002, by a material amount relative to the consolidated financial position, results of operations or liquidity of Goodyear at December 31, 2002. However, in the event of an unanticipated adverse final determination in respect of certain proceedings, Goodyear’s results of operations, financial position and liquidity for the period in which such determination occurs could be materially affected.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are: (1) the names and ages of all executive officers of the Company at April 3, 2003, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	President and Chief Executive Officer and a Director	55
Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of the Company on October 3, 2000, and President and Chief Executive Officer of the Company effective January 1, 2003. He is the principal executive officer of the Company. Prior to joining Goodyear, Mr. Keegan held various marketing, finance and managerial positions at Eastman Kodak Company from 1972 through September 2000, including Vice President from July 1997 to October 1998, Senior Vice President from October 1998 to July 2000 and Executive Vice President from July 2000 to September 2000.

Jonathan D. Rich	President, North American Tire	47
Mr. Rich joined Goodyear in September 2000 and was elected President, Chemical Division on August 7, 2001, serving as the executive officer responsible for Goodyear’s chemical products operations worldwide. Effective December 1, 2002, Mr. Rich was appointed, and on December 3, 2002 he was elected President, North American Tire and is the executive officer responsible for Goodyear’s tire operations in the United States and Canada. Prior to joining Goodyear, Mr. Rich was technical director of GE Bayer Silicones in Leverkusen, Germany. He also served in various managerial posts with GE Corporate R&D and GE Silicones, units of the General Electric Company from 1986 to 1998.

Michael J. Roney	President, European Union Region	48
Mr. Roney served in various international financial, sales and managerial posts until September 1, 1998, when he was appointed Vice President for the Asia Region, in which capacity he was responsible for Goodyear’s tire operations in the Asia, Australia and western Pacific region. On December 1, 1998, Mr. Roney was appointed President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly-owned subsidiary operating in Mexico. Effective July 1, 1999, Mr. Roney was appointed, and on August 3, 1999 he was elected, President, Eastern Europe, Africa and Middle East, serving as the executive officer responsible for Goodyear’s operations in Eastern Europe, Africa and the Middle East. Mr. Roney was elected President, European Union Region on May 7, 2001. Mr. Roney is the executive officer responsible for Goodyear’s tire operations in western Europe. Goodyear employee since 1981.

Jarro F. Kaplan	President, Eastern Europe, Africa and Middle East Region	55
Mr. Kaplan served in various sales and marketing managerial posts until he was appointed Managing Director of Goodyear Great Britain Limited in 1996. He was appointed Managing Director of Deutsche Goodyear in 1999. On May 7, 2001, Mr. Kaplan was elected President, Eastern Europe, Africa and Middle East and is the executive officer responsible for Goodyear’s tire operations in eastern Europe, Africa and the Middle East. Goodyear employee since 1986.

Name	Position(s) Held	Age

Christopher W. Clark	President, Latin American Region	51
Mr. Clark served in various financial posts until October 1, 1996, when he was appointed managing director of P. T. Goodyear Indonesia Tbk, a subsidiary of the Company. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Produtos de Borracha Ltda, a subsidiary of the Company. On August 1, 2000, he was elected President, Latin American Region. Mr. Clark is the executive officer responsible for Goodyear’s tire operations in Mexico, Central America and South America. Goodyear employee since 1973.

Hugh D. Pace	President, Asia Region	51
Mr. Pace served in various international managerial, sales and marketing posts until December 1, 1998, when he was elected a Vice President of the Company, serving as the executive officer responsible for Goodyear’s tire operations in the Asia, Australia and western Pacific regions. Effective July 1, 1999, Mr. Pace was appointed, and on August 3, 1999 he was elected, President, Asia Region. Mr. Pace is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the western Pacific. Goodyear employee since 1975.

Timothy R. Toppen	President, Engineered Products	47
Mr. Toppen served in various research, technology and marketing posts until April 1, 1997 when he was appointed Director of Research and Development for Engineered Products. Mr. Toppen was elected President, Chemical Division, on August 1, 2000, serving in that office until he was elected President, Engineered Products on August 7, 2001. Mr. Toppen is the executive officer responsible for Goodyear’s engineered products operations worldwide. Goodyear employee since 1978.

Marland J. Copeland	President, Chemical Division	41
Mr. Copeland joined Goodyear in August 2000 and served in various financial and managerial posts through November 2002. Effective December 1, 2002, Mr. Copeland was appointed, and on December 3, 2002 he was elected President, Chemical Division and is the executive officer responsible for Goodyear’s chemical products operations worldwide. Prior to joining Goodyear, Mr. Copeland served as Finance Manager of Internet Marketing and E-commerce at Intel Corporation from 1997 to 2000.

Robert W. Tieken	Executive Vice President and Chief Financial Officer	63
Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice President and the Chief Financial Officer of the Company. Mr. Tieken is the principal financial officer of the Company.

Vernon L. Dunckel	Senior Vice President, Global Product Supply	64
Mr. Dunckel served in various quality assurance, production and managerial posts in the United States and Canada until October 1992, when he was appointed Director of Tire Manufacturing — Europe, serving in that capacity until June 30, 1999. Effective July 1, 1999, Mr. Dunckel was appointed, and on August 3, 1999 he was elected, Senior Vice President, Global Product Supply. Mr. Dunckel is the executive officer responsible for Goodyear’s facilities planning, purchasing, manufacturing and engineering applications activities worldwide. Goodyear employee since 1962.

Joseph M. Gingo	Senior Vice President, Technology and Global Products Planning	58
Mr. Gingo served in various research and development and managerial posts until November 5, 1996, when he was elected a Vice President, responsible for Goodyear’s operations in Asia, Australia and the western Pacific. On September 1, 1998, Mr. Gingo was placed on special assignment with the office of the Chairman of the Board. From December 1, 1998 to June 30, 1999, Mr. Gingo served as the Vice President responsible for Goodyear’s worldwide Engineered Products operations. Effective July 1, 1999, Mr. Gingo was appointed, and on August 3, 1999 he was elected, Senior Vice President, Technology and Global Products Planning. Mr. Gingo is the executive officer responsible for Goodyear’s research and tire technology development and product planning operations worldwide and for Goodyear’s global aviation, off-the-road and racing tire businesses. Goodyear employee since 1966.

Name	Position(s) Held	Age

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	60
Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel. Effective July 1, 1999 Mr. Harvie was appointed, and on August 3, 1999 he was elected, Senior Vice President and General Counsel. He was elected Senior Vice President, General Counsel and Secretary effective June 16, 2000. Mr. Harvie is the chief legal officer and is the executive officer responsible for the government relations and real estate activities of Goodyear.

Clark E. Sprang	Senior Vice President, Business Development and Integration	60
Mr. Sprang served in various financial posts until November 5, 1996, when he was elected a Vice President, responsible for Goodyear’s worldwide business development activities. Effective July 1, 1999, Mr. Sprang was appointed, and on August 3, 1999 he was elected, Senior Vice President, Business Development and Business Integration. Mr. Sprang is the executive officer responsible for Goodyear’s business development, business integration and related activities worldwide. Goodyear employee since 1966.

Stephanie W. Bergeron	Senior Vice President, Corporate Financial Operations	49
Ms. Bergeron joined Goodyear on December 29, 1998 and was elected Vice President and Treasurer of the Company effective January 1, 1999. From February 5, 2002 through August 5, 2002, Ms. Bergeron served as Senior Vice President Corporate Financial Operations and Treasurer. Beginning August 6, 2002, Ms. Bergeron is the executive officer responsible for Goodyear’s worldwide corporate financial operations and is the Company’s principal accounting officer. Prior to joining Goodyear, Ms. Bergeron was Vice President and Assistant Treasurer — Corporate Finance of DaimlerChrysler Corporation, serving in that position beginning in November of 1994.

Kathleen T. Geier	Senior Vice President, Human Resources	46
Ms. Geier served in various technology, managerial and human resources posts until July 1, 2002 when she was appointed and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities. Goodyear employee since 1978.

Donald D. Harper	Vice President	56
Mr. Harper served in various organizational effectiveness and human resources posts until June 1996, when he was appointed Vice President of Human Resources Planning, Development and Change. Mr. Harper was elected a Vice President effective December 1, 1998 and is the executive officer responsible for Goodyear’s human resources planning and development. Goodyear employee since 1968.

William M. Hopkins	Vice President	58
Mr. Hopkins served in various tire technology and managerial posts until appointed Director of Tire Technology for North American Tire effective June 1, 1996. He was elected a Vice President effective May 19, 1998. He served as the executive officer responsible for Goodyear’s worldwide tire technology activities until August 1, 1999. Since August 1, 1999, Mr. Hopkins has served as the executive officer responsible for Goodyear’s worldwide product marketing and technology planning activities. Goodyear employee since 1967.

Gary A. Miller	Vice President	56
Mr. Miller served in various management and research and development posts until he was elected a Vice President effective November 1, 1992. He is the executive officer primarily responsible for Goodyear’s purchasing operations worldwide. Goodyear employee since 1967.

Name	Position(s) Held	Age

Eric A. Berg	Vice President	40
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

Richard J. Kramer	Vice President	39
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President-Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Mr. Kramer is the executive officer responsible for the financial activities of Goodyear’s tire operations in the United States and Canada. Prior to joining Goodyear, Mr. Kramer was an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Isabel H. Jasinowski	Vice President	54
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Governmental Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. Goodyear employee since 1981.

Cathryn M. Fischer	Vice President	41
Ms. Fischer joined Goodyear on April 2, 2001, when she was elected Vice President and Chief Marketing Officer of the Company. Ms. Fischer is the executive officer primarily responsible for Goodyear’s global marketing and brand management strategies. Prior to joining Goodyear, Ms. Fischer was Vice President for Marketing of the Rubbermaid Home Products group.

Darren R. Wells	Vice President and Treasurer	37
Mr. Wells joined Goodyear on August 1, 2002 and was elected Vice President and Treasurer on August 6, 2002. Mr. Wells is the executive officer responsible for Goodyear’s treasury operations and risk management and pension asset management activities. Prior to joining Goodyear, Mr. Wells served in various financial posts with Ford Motor Company units from 1989 to 2000 and was the Assistant Treasurer of Visteon Corporation from 2000 to July 2002.

John G. Loulan	Vice President	56
Mr. Loulan served in various tire manufacturing managerial posts until appointed Director of Tire Manufacturing for the Latin America Region on June 1, 1997. On August 1, 2000, he was appointed Vice President North America Tire Manufacturing, and on August 6, 2002, he was elected, Vice President, Operations, Manufacturing & Supply Chain — North America. Mr. Loulan is the executive officer responsible for Goodyear’s tire manufacturing activities in the United States and Canada. Goodyear employee since 1968.

No family relationship exists between any of the above named executive officers or between said executive officers and any director or nominee for director of the Company.

Each executive officer is elected by the Board of Directors of the Company at its annual meeting to a term of one year or until his or her successor is duly elected, except in those instances where the person is elected at other than an annual meeting in which event such person’s term will expire at the next annual meeting.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The principal market for Goodyear’s common stock is the New York Stock Exchange (Stock Exchange Symbol GT). Goodyear’s common stock is also listed on the Chicago Stock Exchange and The Pacific Exchange.

      Information relating to the high and low sale prices of shares of Goodyear’s common stock and the dividends paid on such shares during 2002 and 2001 appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report, at page 103, and is incorporated herein by reference.

      At March 10, 2003, there were 29,356 record holders of the 175,313,428 shares of Goodyear’s common stock then outstanding. Approximately 24,649,509 shares of Goodyear’s common stock were beneficially owned by 31,141 participants in four employee savings plans sponsored by Goodyear and certain subsidiaries. The Northern Trust Company is the trustee for three of the plans. Fidelity Management Trust Company is the trustee for the other plan.

RECENT SALES OF UNREGISTERED SECURITIES

      On September 12, 2002, Goodyear issued 11,300,000 shares of its common stock to The Goodyear Tire & Rubber Company Directed Retirement Trust as a contribution to two Goodyear sponsored domestic pension plans. The fair market value (determined based on the average of the high and low sale prices per share of Goodyear common stock on The New York Stock Exchange composite transactions tape on September 12, 2002) of the 11,300,000 shares of the common stock contributed was approximately $146.0 million on September 12, 2002. The value of the contributed shares appearing in Goodyear’s financial statements, approximately $137.9 million, reflects a discount applied to the contributed shares as a result of an independent valuation, which assessed, among other things, the restricted nature of the common stock. The issuance of the shares of Goodyear’s common stock to the trust was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. Goodyear entered into a Registration Rights Agreement dated as of September 12, 2002, with Northern Trust Company, as the trustee and investment advisor of the Directed Retirement Trust, with respect to the registration under the Act of 15,600,000 shares of its common stock.

      On September 19, 2002, Goodyear sold 693,740 shares of its common stock to Koc Holding A.S. and certain of its affiliates (the “Purchasers”) for an aggregate sale price of $15,949,083 in cash. The proceeds of the sale were used to acquire from the Purchasers approximately 15.2% of the outstanding shares of Goodyear Lastikleri T.A.S., now a 74.61% owned subsidiary of Goodyear. Goodyear’s issuance and sale of the shares of its common stock to the Purchasers were exempt from registration under the Act pursuant to Rule 506 of Regulation D of the Act and Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

      In each transaction, the shares of common stock issued by Goodyear are subject to certain restrictions on transfer. No commission or fee was paid in connection with the issuance of the common stock in either of the transactions.

ITEM 6.     SELECTED FINANCIAL DATA.

	Year Ended December 31,

	2002	2001	2000	1999	1998
(In millions, except per share)
Net Sales	$13,850.0	$14,147.2	$14,417.1	$13,355.4	$13,081.6
Income (Loss) from Continuing Operations	(1,105.8)	(203.6)	40.3	243.2	672.2
Discontinued Operations	—	—	—	—	(34.7)

Net Income (Loss)	$(1,105.8)	$(203.6)	$40.3	$243.2	$637.5

Per Share of Common Stock:
Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$(6.62)	$(1.27)	$.26	$1.55	$4.29
Discontinued Operations	—	—	—	—	(.22)

Net Income (Loss) — Basic	$(6.62)	$(1.27)	$.26	$1.55	$4.07

Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$(6.62)	$(1.27)	$.25	$1.53	$4.25
Discontinued Operations	—	—	—	—	(.22)

Net Income (Loss) — Diluted	$(6.62)	$(1.27)	$.25	$1.53	$4.03

Dividends Per Share	$.48	$1.02	$1.20	$1.20	$1.20
Total Assets	$13,146.6	$13,783.4	$13,568.0	$13,278.1	$10,762.7
Long Term Debt	$2,989.0	$3,203.6	$2,349.6	$2,347.9	$1,186.5
Shareholders’ Equity	$650.6	$2,864.0	$3,503.0	$3,792.6	$3,919.2

Notes:

(1)	See “Principles of Consolidation” at Note 1 (“Accounting Policies”) to the Financial Statements at page 56.

(2)	Net Income in 2002 included net after-tax benefit of $10.2 million, or $.06 per share-diluted for rationalizations, asset sales, writeoff of a miscellaneous investment and a net rationalization reversal at Goodyear’s SPT equity investment. Net income in 2002 also included a non-cash charge of $1,081.5 million, or $6.48 per share-diluted to establish a valuation allowance against its net federal and state deferred tax assets.

(3)	Net Income in 2001 included net after-tax charges of $170.1 million, or $1.06 per share-diluted, for rationalizations, the sale of the Specialty Chemical Business and other asset sales, costs related to a tire replacement program and rationalization costs at Goodyear’s SPT equity investment.

(4)	Net Income in 2000 included a net after-tax charge of $63.0 million, or $.40 per share-diluted, for rationalizations and asset sales, change in Goodyear’s domestic inventory costing method from LIFO to FIFO and rationalization costs at Goodyear’s SPT equity investment.

(5)	Net Income in 1999 included net after-tax benefit of $22.3 million, or $.13 per share-diluted, resulting from the net after-tax gains of $154.8 million, or $.97 per share-diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $132.5 million after tax, or $.84 per share-diluted.

(6)	Net Income in 1998 included a net after-tax gain of $61.3 million, or $.38 per share-diluted, from the sale of the All American Pipeline System and related assets, rationalizations and the sale of other assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

(All per share amounts are diluted)

CONSOLIDATED

Net sales in 2002 were $13.85 billion, compared to $14.15 billion in 2001 and $14.42 billion in 2000.

      A net loss of $1.11 billion, $6.62 per share, was recorded in 2002, primarily resulting from a non-cash charge of $1.08 billion to establish a valuation allowance against Goodyear’s net Federal and state deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A net loss of $203.6 million, $1.27 per share, was recorded in 2001 and net income of $40.3 million, $.25 per share, was recorded in 2000.

Net Sales

Goodyear’s worldwide tire unit sales in 2002 were 214.3 million units, a decrease of 5.0 million units or 2.3% compared to 2001. North American Tire (U.S. and Canada) volume decreased 8.1 million units or 7.2% in 2002, while international unit sales increased 3.1 million units or 2.9%. Worldwide replacement unit sales decreased 4.9% from 2001, due to decreases in North American Tire and European Union Tire. Original equipment unit sales increased 4.0% in 2002, due to increases in all regions except Latin American Tire and Eastern Europe, Africa and Middle East Tire. Unit sales in 2002 included approximately 500 thousand tires in connection with the Ford Motor Company (“Ford”) tire replacement program, compared to approximately 5 million in 2001.

      Goodyear’s worldwide tire unit sales in 2001 were 219.3 million units, a decrease of 4.0 million units or 1.8% compared to 2000. North American Tire volume decreased 3.9 million units or 3.4% in 2001, while international unit sales decreased .1 million units or .1%. Worldwide replacement unit sales decreased 1.6% in 2001, primarily in European Union Tire, Eastern Europe, Africa and Middle East Tire and Latin American Tire. Original equipment unit sales were 2.2% lower in 2001, primarily in North American Tire and Eastern Europe, Africa and Middle East Tire.

      Revenues decreased 2.1% in 2002 primarily due to lower tire unit volume, lower revenues as a result of the sale of the Specialty Chemical Business in the fourth quarter 2001 and the effects of currency translation on international results. The Specialty Chemical Business contributed approximately $127 million of sales in 2001. Goodyear estimates that versus 2001, currency movements adversely affected revenues in 2002 by approximately $74 million. Revenues were favorably affected by tire pricing improvements.

      Revenues decreased 1.9% in 2001 compared to 2000 primarily due to lower tire unit sales and the effect of currency translation on international results. Goodyear estimates that versus 2000, currency translation adversely affected revenues by approximately $395 million.

Cost of Goods Sold

Cost of goods sold (CGS) was 81.7% of sales in 2002, compared to 82.1% in 2001 and 80.7% in 2000. CGS in 2002 benefited by approximately $206 million from lower raw material costs and other purchasing savings. CGS also decreased as a result of lower sales volume compared to 2001 and the impact of the sale of the Specialty Chemical Business, which contributed approximately $103 million of CGS in 2001. CGS was also unfavorably impacted by $10 million related to the return of tires previously sold by Goodyear to Penske Automotive Centers. On April 6, 2002, Penske Automotive Centers announced plans to close its 563 stores in the United States. Annual sales to Penske totaled approximately $60 million. CGS benefited by approximately $34 million due to currency movements. Compared to 2001, CGS in 2002 was adversely affected by lower demand and approximately $60 million in higher unit costs primarily resulting from significantly lower levels of plant utilization. In addition, 2001 CGS included a charge of $30 million for a proactive tire replacement program covering certain tires in service on 15-passenger vans and ambulances.

      Compared to 2000, CGS in 2001 reflected higher unit conversion costs resulting from lower levels of plant utilization as Goodyear reduced finished goods inventory levels, as well as higher raw material costs. Production cutbacks relative to 2000 levels resulted in higher unit costs due to less efficient absorption of approximately $320 million of fixed costs during 2001. Costs were favorably impacted by the effects of the previous rationalization actions and ongoing cost containment measures.

      Research and development expenses are included in CGS and were $380.0 million in 2002, compared to $375.5 million in 2001 and $423.1 million in 2000. Research and development expenditures in 2003 are expected to be approximately $365 million.

Selling, Administrative and General Expense

Selling, administrative and general expense (SAG) in 2002 was 16.1% of sales, compared to 15.9% in 2001 and 15.5% in 2000. SAG decreased in dollars in 2002 compared to 2001 primarily as a result of the absence of expenses for amortization of goodwill and intangible assets with indefinite useful lives of approximately $19 million due to Goodyear’s adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SAG also decreased as a result of the impact of the sale of the Speciality Chemical Business, which contributed approximately $12 million of SAG in 2001. In addition, reductions in media expense of approximately $20 million (including advertising and administrative expenses), reductions in warehousing and distribution costs in North America of approximately $18 million, reductions in computer related charges of approximately $12 million and cost reduction programs also benefited SAG. SAG was adversely impacted by increased wage and benefit costs of approximately $58 million in 2002 compared to 2001.

      SAG increased in dollars and as a percent to sales in 2001 compared to 2000 primarily due to increased warehousing and distribution costs in North America. SAG decreased in all international strategic business units (“SBUs”) due to cost containment initiatives and the favorable effect on SAG of foreign currency exchange rates in 2001.

Other Financial Information

Net income (loss) in 2001 and 2000 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $29.0 million and $28.3 million, respectively. In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002. For further information, refer to the note to the financial statements No. 6, Goodwill and Other Intangible Assets.

      During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. In April 2003, Goodyear’s master contract with the United Steelworkers of America will expire, at which time the Company plans to suspend the matching contribution portion of the savings plan for those employees covered by that contract. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense is expected to be reduced by approximately $50 million due to this change in vacation policy.

      Revenues in future periods may continue to be adversely affected by competitive pricing conditions and changes in product mix and channels of distribution. Revenues and earnings in future periods are likely to be unfavorably impacted if the dollar strengthens versus various foreign currencies. In addition, lower demand from the original equipment industry, loss of market share in the replacement market and increases in raw material, energy and labor costs, which may not be recoverable in the market due to pricing pressures present in today’s highly competitive market, may also adversely affect earnings in future periods. Currency fluctuations, increased financing costs and general economic and industry conditions may also adversely impact sales and earnings in future periods.

Interest Expense

Interest expense in 2002 was $241.3 million, compared to $292.4 million in 2001 and $282.6 million in 2000. Interest expense decreased in 2002 compared to 2001 due to both lower average debt levels and lower interest rates. Interest expense increased in 2001 compared to 2000 due to higher average debt levels.

Other (Income) and Expense

Other (income) and expense was $25.8 million in 2002, compared to $11.8 million in 2001 and $27.8 million in 2000. Other (income) and expense included accounts receivable sales fees and commitment fees totaling $46.0 million, $53.3 million and $43.9 million in 2002, 2001 and 2000, respectively.

      Other (income) and expense in 2002 also included gains of $25.7 million ($22.0 million after tax or $.13 per share) resulting from the sale of land and buildings in the Latin American Tire, Engineered Products and European Union Tire Segments. The writeoff of a miscellaneous investment of $4.1 million ($4.1 million after tax or $.02 per share) was also included in Other (income) and expense in 2002.

      Other (income) and expense in 2001 included gains of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the European Union Tire Segment and $27.4 million ($16.9 million after tax or $.10 per share) resulting from the sale of Goodyear’s Specialty Chemical Business.

      Other (income) and expense in 2000 included a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in the Latin American Tire Segment.

      For further information, refer to the note to the financial statements No. 3, Other (Income) and Expense.

Foreign Currency Exchange

Foreign currency exchange gain was $10.2 million in 2002, compared to a loss of $.1 million in 2001 and a gain of $6.7 million in 2000. Foreign currency exchange in 2002 benefited by approximately $16 million from currency movements on U.S. dollar denominated monetary items in Brazil. A loss of approximately $8 million resulting from currency movements on U.S. dollar denominated monetary items in Argentina was also incurred in 2002.

Equity in (Earnings) Losses of Affiliates

Equity in (earnings) losses of affiliates was $8.8 million in 2002, compared to $40.6 million and $22.4 million in 2001 and 2000, respectively. Equity in (earnings) losses of affiliates improved in 2002 compared to 2001 and 2000 due to the rationalization charges incurred in 2001 and 2000 by South Pacific Tyres, Ltd. (SPT), an Australian tire manufacturer in which Goodyear owns a 50% equity interest. Goodyear’s share of a net rationalization credit recorded by SPT was $1.1 million ($1.1 million after tax or $.01 per share) in 2002. Goodyear’s share of rationalization charges recorded by SPT in 2001 and 2000 totaled approximately $24.0 million ($24.0 million after tax or $.15 per share) and $16.1 million ($10.5 million after tax or $.07 per share), respectively.

Income Taxes

The effective tax rate for 2002 was significantly more than the U.S. statutory rate due to a non-cash charge of $1.08 billion ($6.48 per share) to establish a valuation allowance against net Federal and state deferred tax assets. Goodyear had a tax benefit at an effective rate of 25.4% for 2001. Goodyear’s effective tax rate was 20.0% in 2000.

      In 2002, Goodyear also determined that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly, Goodyear recorded a provision of $50.2 million for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income.

      For further information, refer to the note to the financial statements No. 15, Income Taxes.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. Goodyear recorded net rationalization costs of $8.6 million in 2002, $206.8 million in 2001 and $124.1 million in 2000. Goodyear has reduced employment levels by approximately 12,000 from December 31, 2000 and almost 21,000 since 1998, primarily as a result of rationalization activities.

2003 Actions

Goodyear expects to record a rationalization charge of approximately $62 million to $68 million in the first quarter of 2003. These actions consist of retail and administrative consolidations in North America and Europe and provide for the release of approximately 900 associates. Of the estimated charge, approximately $36 million to $40 million relates to future cash outflows, primarily associate severance costs, and $26 million to $28 million are non-cash charges, primarily the writeoff of equipment taken out of service and pension curtailments. The Company is in the process of finalizing the costs of these plans. Upon completion of these plans, the Company estimates that it will further reduce annual operating costs by approximately $50 million to $60 million.

2002 Program

Goodyear recorded a net rationalization charge of $8.6 million ($8.8 million after tax or $.05 per share) in 2002, which included reversals of $17.9 million ($14.2 million after tax or $.09 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to a non-cash writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments. Goodyear estimates that, upon completion of these actions, it will further reduce annual operating costs by approximately $75 million (approximately $45 million CGS and approximately $30 million SAG). The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $6.0 million, lower lease cancellation fees in the European Union of approximately $6.0 million and sublease contract signings in North America of approximately $3.0 million. Also included in the reversals is $1.7 million, which represents a portion of a legal reserve related to a previous rationalization plan in the Asia region, determined to be no longer necessary as a result of a court ruling in Goodyear’s favor. These reversals do not represent a change in the plan originally approved by management. Goodyear plans to complete these actions during 2003.

      The 2002 actions included associate-related costs of $20.3 million for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. Rationalization costs, other than associate-related costs, totaled $6.2 million and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $2.7 million of associate-related costs during 2002 for the release of approximately 250 associates and $2.9 million of other than associate-related costs, primarily for the writeoff of equipment taken out of service. The remaining reserve for costs related to the completion of these actions was $20.7 million at December 31, 2002.

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

      The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 2,000 associates have been released. $41.0 million was incurred in 2002 for the release of 1,700 associates. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $4.9 million of other than associate-related costs in 2002, primarily for lease termination costs. During 2002, Goodyear reversed $15.8 million of reserves, from the fourth quarter 2001 program, no longer needed for their originally intended purposes. Of the $15.8 million reversal, $5.4 million was primarily the result of lower than initially estimated associate-related payments, including associates who exited on their own accord prior to implementation of the plan, and $10.4 million was primarily the result of lower than initially estimated lease cancellation fees in the European Union, sublease contracts signed in North America and a favorable court ruling in Asia. The remaining reserve for costs related to the completion of these actions was $26.1 million and $87.8 million at December 31, 2002 and 2001, respectively. Goodyear plans to complete these actions during the second quarter of 2003.

      When the fourth quarter 2001 program was approved, Goodyear estimated that, upon completion of the program, annual operating costs would be reduced by approximately $85 million, primarily in lower compensation and benefit costs. Goodyear estimated that these savings would result in reductions of $40 million in CGS, of which $5 million related to depreciation, and $45 million in SAG. Goodyear estimates that operating costs were reduced by approximately $41 million in 2002 as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

First Quarter 2001/2000 Program

Goodyear recorded a rationalization charge totaling $119.4 million ($94.9 million after tax or $.60 per share) during the third and fourth quarters of 2000. These 2000 actions were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America.

      Goodyear recorded a rationalization charge totaling $79.0 million ($57.1 million after tax or $.36 per share) in the 2001 first quarter. Of the $79.0 million charge, $12.5 million related to the closure of Goodyear’s manufacturing facility in Italy announced in 1999 and $66.5 million continued the rationalization program announced in 2000.

      Pursuant to the program recorded in the third and fourth quarters of 2000 and the first quarter of 2001, Goodyear has released approximately 7,100 associates to date. $5.0 million was incurred in 2002 for the release of approximately 300 associates. Rationalization costs, other than associate-related costs, totaling $1.8 million, were incurred during 2002 for ongoing payments under noncancellable lease contracts. These programs are substantially complete with the exception of ongoing associate severance and noncancellable lease payments. The remaining reserve for costs related to the completion of these actions totaled $2.5 million and $9.3 million at December 31, 2002 and 2001, respectively.

      When the first quarter 2001/2000 program was approved, Goodyear estimated that upon completion of the program, annual pretax savings would be approximately $260 million (approximately $200 million of CGS and approximately $60 million of SAG). These savings are the result of lower compensation and benefit costs related to associates who were released in accordance with the program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

      For further information, refer to the note to the financial statements No. 2, Rationalizations.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience unexpected higher raw material and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Goodyear may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions. On April 19, 2003, Goodyear’s master contract with the United Steelworkers of America will expire. It is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States.

Critical Accounting Policies, Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowance, warranty, workers’ compensation, litigation, general and product liabilities, environmental liabilities, pension and postretirement benefits, and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

General and Product Liability and Other Litigation. The ultimate liability of Goodyear in respect of the various claims, lawsuits and other legal proceedings to which it is a party cannot be estimated with certainty. Goodyear’s accounting policy is to determine whether a liability should be recorded, and to estimate the amount of such liability based on the information available and assumptions and methods it has concluded are appropriate, in accordance with the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. As additional information becomes available, Goodyear will reassess its evaluation of the pending claims, lawsuits and other proceedings.

      At December 31, 2002, Goodyear had recorded liabilities totaling $229.1 million ($218.7 million at December 31, 2001) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

      Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 97,000 asbestos claims pending at December 31, 2002 (approximately 62,000 claims at December 31, 2001), and an asset for expected recoveries under coverage-in-place agreements with certain primary insurance carriers. The claims relate to alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. During 2002, Goodyear received approximately 36,500 new asbestos claims and resolved approximately 1,500 asbestos claims, compared to approximately 18,000 new claims and 9,500 claims resolved in 2001. The amount spent on asbestos litigation defense and claim resolution (before recovery of insurance proceeds) was $19.3 million during 2002 compared to $15.5 million during 2001.

      The portion of the recorded liabilities relating to asbestos claims is based on pending claims only. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. No liability has been recorded for unknown asbestos claims, and Goodyear cannot predict the number of future asbestos claims, the ultimate cost of disposing of existing and future claims, or the future ability to recover from insurance carriers. Goodyear believes it will recover a substantial portion of its liability from the proceeds of existing insurance policies, most of which are not subject to coverage-in-place agreements.

      Goodyear also has claims asserted in other legal proceedings to which it is currently a party. The Company appealed judgments of $22.7 million and $1.3 million in civil actions in Colorado State Court, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in eight class actions and five other civil actions in various Federal and state courts related to the Company’s Entran II hose installed in the homes or other structures of the claimants. The Company is also party to a class action relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

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

      Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount currently accrued for at December 31, 2002, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear at December 31, 2002, although an unanticipated adverse final determination in these proceedings could have a material impact on Goodyear’s results of operations, financial position and liquidity in any quarter or for the year.

Environmental Matters. At December 31, 2002, Goodyear had recorded liabilities totaling $53.5 million ($66.5 million at December 31, 2001) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation. Goodyear had recorded liabilities totaling $136.7 million and $124.5 million for anticipated costs related to workers’ compensation at December 31, 2002 and 2001, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

Deferred Tax Asset Valuation Allowance. At December 31, 2002, Goodyear had valuation allowances aggregating $1.65 billion against all of its net Federal and state and some of its international subsidiaries deferred tax assets.

      The net Federal and state deferred tax assets are almost entirely composed of deductions available to reduce Federal and state taxable income in future years. The international deferred tax assets include loss carryforwards as well as deductions available to reduce future international taxable income.

      The valuation allowance was calculated in accordance with the provisions of SFAS 109 which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability which are inherently uncertain. Goodyear’s U.S. losses in recent periods represented sufficient negative evidence to require a full valuation allowance against its net Federal and state deferred tax assets under SFAS 109. Goodyear intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support realization of the Federal and state deferred tax assets.

Pensions and Postretirement Benefits. Goodyear’s recorded liability for pensions and postretirement benefits other than pensions is based on a number of assumptions, including future health care costs, maximum company covered benefit costs, life expectancies, retirement rates, discount rates, long term rates of return on plan assets and future compensation levels. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions about health care costs, life expectancies, retirement rates and future compensation levels are based on past experience and anticipated future trends, including an assumption about inflation. Discount rates are based on market indicators at the time these assumptions are established. The expected return on plan assets is determined using historical compound annualized returns of Goodyear’s pension fund for 15 or more years. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of Goodyear’s recorded expenses for these benefits. If the actual experience differs from expectations, Goodyear’s financial position, results of operations and liquidity in future periods could be affected.

      As of December 31, 2002, the aggregate projected benefit obligation for Goodyear’s pension plans was $5.83 billion. A 25 basis point change in the U.S. discount rate would change the projected benefit obligation and Accumulated Other Comprehensive Income by approximately $100 million and would impact pension expense in 2003 by approximately $9 million. As of December 31, 2002, Goodyear’s accumulated postretirement benefit obligation was $2.61 billion. A 25 basis point change in the discount rate for its main U.S. plans would change the accumulated postretirement benefit obligation by approximately $50 million and would impact 2003 postretirement benefit expense by approximately $2 million.

      Effective January 1, 2003, Goodyear has reduced its expected return on U.S. pension plan assets from 9.5% to 8.5% to reflect lower expectations for long term investment returns. This change is expected to increase pension expense approximately $25 million for the year. Amortization of existing losses is expected to increase pension expense substantially in future periods. The investment mix of the U.S. pension assets is typically approximately 70% equities and 30% bonds.

      Goodyear’s U.S. pension asset returns were a negative 14.7% for the year ended December 31, 2002. The unfunded amount of Goodyear’s benefit obligation at December 31, 2002 was $2.23 billion, compared to $1.04 billion at December 31, 2001. For the year ended December 31, 2002, Goodyear incurred a $1.26 billion charge to Accumulated Other Comprehensive Income for unfunded pension benefit obligations, compared to a $235.4 million charge for the year ended December 31, 2001. If market conditions continue to deteriorate, these charges could continue to increase in future periods.

      Although subject to change in view of the volatility of the capital markets, based on current estimates, Goodyear expects to make contributions to its domestic pension plans of approximately $375 million to $425 million in 2004 in order to satisfy statutory minimum funding requirements. Goodyear will be subject to additional statutory minimum funding requirements after 2004. The amount of funding requirements could be substantial and will be based on a number of factors, including the value of the pension assets at the time as well as the interest rate for the relevant period.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset, which is then depreciated over its useful life. SFAS 143 became effective for Goodyear on January 1, 2003. Goodyear does not expect the adoption of SFAS 143 to have a material impact on its financial position, results of operations or liquidity.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Goodyear does not expect the adoption of SFAS 146 to have a material impact on its financial position, results of operations or liquidity.

      The Financial Accounting Standards Board has issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires disclosures by guarantors about the nature of, and maximum potential payments under, contracts that contingently require the guarantor to make payments to the guaranteed party under certain circumstances (such as financial guarantees and product warranties). FIN 45 also requires the recognition by guarantors of a liability, at fair value, for the obligation to stand ready to perform under the terms of the contract. The recognition provisions of FIN 45 do not apply to product warranties. The disclosure provisions of FIN 45 are effective for periods ending after December 15, 2002. The recognition provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Goodyear does not expect the adoption of FIN 45 to have a material impact on its financial position, results of operations or liquidity. For further information, refer to the note to the financial statements No. 22, Commitments and Contingent Liabilities.

      The Financial Accounting Standards Board has issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 requires disclosures by companies, effective with financial statements issued after January 31, 2003, about the nature, purpose, size and activities of VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also requires companies to consolidate VIEs created before February 1, 2003, in financial statements for periods beginning after June 15, 2003. Early adoption is permitted.

      The Company is a party to lease agreements with two unrelated special purpose entities (SPEs) that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $30 million in each SPE. Upon consolidation of the assets, liabilities and results of operations of these SPEs, the Company expects its property, plant and equipment and long term debt to each increase by approximately $60 million. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these two SPEs are currently included in SAG, and will be recognized prospectively as Interest Expense upon the consolidation of the SPEs.

      Wingfoot A/R LLC, a qualified SPE that purchases certain of the Company’s domestic accounts receivable, is excluded from the scope of FIN 46 as it is accounted for in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

SEGMENT INFORMATION

Segment information reflects the strategic business units of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

      Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS and SAG (excluding corporate administrative expenses). Segment operating income also included equity (earnings) losses in affiliates. Segment operating income did not include the previously discussed rationalization charges and certain other items.

      Segment operating income was $420.3 million in 2002, $366.7 million in 2001 and $599.0 million in 2000. Segment operating margin (segment operating income divided by segment sales) in 2002 was 2.9%, compared to 2.5% in 2001 and 4.0% in 2000.

      For further information, refer to the note to the financial statements No. 19, Business Segments.

North American Tire

	2002	2001	2000
(In millions)
Tire Units	103.9	112.0	115.9
Sales	$6,703.3	$7,152.3	$7,111.3
Segment Operating Income (Loss)	(35.5)	107.8	260.7
Segment Operating Margin	(.5)%	1.5%	3.7%

North American Tire Segment unit sales in 2002 decreased 8.1 million units or 7.2% from 2001 and 12.0 million units or 10.4% from 2000. Replacement unit sales in 2002 decreased 12.5% from 2001 and 12.3% from 2000. Original equipment volume in 2002 increased 5.5% from 2001 and decreased 6.4% from 2000.

      Revenues in 2002 decreased 6.3% from 2001 and 5.7% from 2000. Sales in 2002 decreased compared to 2001 due to reduced volume in certain segments of the replacement market and the lower tire units delivered in connection with the Ford tire replacement program initiated in 2001. Unfavorable product mix also negatively impacted sales compared to 2001. Sales were favorably affected by increased sales to original equipment manufacturers in 2002 as automakers increased production.

      During 2002, Goodyear supplied approximately 500 thousand tire units with a segment operating income benefit of approximately $10 million in connection with the Ford tire replacement program. Ford ended the replacement program on March 31, 2002. During 2001, Goodyear supplied approximately 5 million tire units with a segment operating income benefit of approximately $95 million in connection with the Ford replacement program.

      Revenues in 2001 increased compared to 2000 due to the favorable impact of a change in product mix to higher priced tires, price increases in the replacement market and units delivered in connection with the Ford tire replacement program for certain light truck tires of a competitor. Sales were adversely affected in 2001 by lower original equipment volume resulting from production cutbacks by the manufacturers of automobiles and commercial trucks that Goodyear supplies, and lower volume in the replacement market during the fourth quarter, as economic conditions deteriorated. As previously mentioned, during 2001 Goodyear supplied approximately 5 million tire units with a segment operating income impact of approximately $95 million in connection with the Ford tire replacement program.

      North American Tire segment operating income decreased substantially from 2001 due to lower tonnage and higher plant compensation costs and operating expenses of approximately $155 million. Segment operating income was also negatively impacted by lower replacement sales volume, including the Ford program, of approximately $150 million. Product mix, primarily replacement consumer and commercial, unfavorably impacted segment operating income by approximately $33 million as did the impact of the $10 million charge related to the closure of Penske Automotive Centers in the United States on April 6, 2002. Segment operating income in 2002 was favorably impacted by a decrease in raw material costs of approximately $120 million and in SAG expenses of approximately $28 million. In addition, 2001 included a charge of $30 million for a proactive tire replacement program covering certain tires in service on 15-passenger vans and ambulances.

      Segment operating income in 2001 decreased from 2000 due to higher unit conversion costs resulting from lower levels of plant utilization, higher raw material costs, higher SAG costs, lower sales volume and the charge for Goodyear’s tire replacement program. Segment operating income was favorably impacted by price increases in the replacement market, a shift in mix to higher margin tires, the Ford replacement program and lower research and development costs.

      Segment operating income in 2001 and 2000 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $3.5 million and $3.4 million, respectively. In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges (credits) totaling $(1.9) million in 2002, $31.6 million in 2001 and $(.7) million in 2000. Segment operating income in 2002 also did not include the writeoff of a miscellaneous investment totaling $4.1 million.

      Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, unanticipated increases in raw material and energy prices, higher wage and benefit costs and general economic conditions. On April 19, 2003, Goodyear’s master contract with the United Steelworkers of America will expire. Approximately 8,400 employees or 26% of the segment’s employees are covered by this contract. It is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of any agreement ultimately reached could result in higher wage and benefit costs in the United States.

European Union Tire

	2002	2001	2000
(In millions)
Tire Units	61.5	61.1	60.3
Sales	$3,314.9	$3,128.0	$3,198.1
Segment Operating Income	102.6	57.2	88.7
Segment Operating Margin	3.1%	1.8%	2.8%

European Union Tire Segment unit sales in 2002 increased .4 million units or .6% from 2001 and 1.2 million units or 2.0% from 2000. Replacement unit sales in 2002 decreased .9% from 2001 and 2.8% from 2000. Original equipment volume in 2002 increased 3.8% from 2001 and 13.7% from 2000.

      Revenues in 2002 increased 6.0% from 2001 and 3.6% from 2000. Revenues increased in 2002 compared to 2001 primarily due to the favorable impact of currency translation of approximately $199 million. Revenues were also positively impacted by increased prices, higher volume in the original equipment market, and increased sales of high performance and winter tires.

      Revenues decreased in 2001 from 2000 due primarily to currency translation. Currency translation adversely affected European Union Tire Segment sales by approximately $85 million in 2001 compared to 2000. Revenues also decreased in 2001 due to a shift in mix toward lower-priced original equipment tires and competitive pricing pressures, particularly in the first half of 2001. Revenues were favorably impacted by higher volume.

      European Union Tire segment operating income increased 79.4% from 2001 and 17.7% from 2000. Segment operating income increased in 2002 due primarily to lower raw material costs of approximately $28 million, higher production tonnage and cost containment programs of approximately $17 million, and the impact of currency translation of approximately $6 million. Segment operating income in 2002 was also favorably impacted by higher volume and improved pricing. Higher SAG expenses of approximately $21 million adversely impacted segment operating income in 2002.

      Segment operating income decreased in 2001 from 2000 due to higher raw material costs, a change in mix to lower margin original equipment tires and currency translation, which reduced operating income by approximately $5 million in 2001 compared to 2000. Segment operating income was favorably impacted by higher sales volume and lower SAG costs resulting from cost containment and rationalization programs.

      Segment operating income in 2001 and 2000 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $13.0 million and $12.6 million, respectively. In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges totaling $2.7 million and gains on asset sales of $11.4 million in 2002, net rationalization charges totaling $81.5 million and gains on asset sales of $17.0 million in 2001 and net rationalization charges totaling $23.3 million in 2000.

      Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	2002	2001	2000
(In millions)
Tire Units	16.1	14.0	15.6
Sales	$807.1	$703.1	$793.0
Segment Operating Income	91.9	20.2	54.6
Segment Operating Margin	11.4%	2.9%	6.9%

Eastern Europe, Africa and Middle East Tire Segment (“Eastern Europe Tire”) unit sales in 2002 increased 2.1 million units or 15.5% from 2001 and .5 million units or 3.2% from 2000. Replacement unit sales in 2002 increased 20.0% from 2001 and 10.2% from 2000. Original equipment volume in 2002 decreased 2.0% from 2001 and 18.8% from 2000.

      Revenues in 2002 increased 14.8% from 2001 and 1.8% from 2000. Revenues in 2002 increased from 2001 due to higher replacement volume and improved pricing. Currency translation, primarily in South Africa, adversely impacted revenue in 2002 by approximately $25 million.

      Revenues in 2001 decreased from 2000 due to currency devaluations in Turkey and South Africa and lower volume in both the original equipment and replacement markets. The effects of currency translation adversely affected Eastern Europe Tire Segment sales by approximately $120 million in 2001 compared to 2000.

      Eastern Europe Tire segment operating income in 2002 increased significantly from 2001 and 2000. Segment operating income in 2002 increased due to the benefit of cost reduction programs and higher levels of plant utilization of approximately $34 million, a change in mix to higher margin replacement tires of approximately $20 million and higher replacement volume of approximately $19 million. Segment operating income was also favorably affected by lower raw material costs and the impact of currency translation. Higher SAG costs adversely impacted segment operating income in 2002.

      Segment operating income in 2001 decreased from 2000 due to the economic crisis in Turkey, the effects of currency translation of approximately $25 million, lower sales volume and the effect of production cutbacks to align inventory levels with demand. Segment operating income was favorably impacted by reduced SAG resulting from cost containment and rationalization programs.

      Segment operating income in 2001 and 2000 included expenses related to amortization of goodwill totaling $4.2 million and $4.3 million, respectively. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges (credits) totaling $(.4) million in 2002, $11.2 million in 2001 and $9.6 million in 2000.

      Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

	2002	2001	2000
(In millions)
Tire Units	19.9	20.0	19.7
Sales	$947.6	$1,012.6	$1,047.9
Segment Operating Income	102.4	89.8	69.8
Segment Operating Margin	10.8%	8.9%	6.7%

Latin American Tire Segment unit sales in 2002 decreased .1 million units or .3% from 2001 but increased ..2 million units or 1.0% from 2000. Replacement unit sales in 2002 increased 1.7% from 2001 but decreased 4.7% from 2000. Original equipment volume in 2002 decreased 4.7% from 2001 but increased 19.0% from 2000.

      Revenues in 2002 decreased 6.4% from 2001 and 9.6% from 2000. Revenues in 2002 were adversely impacted by approximately $227 million due to the effects of currency translation, particularly in Argentina, Brazil, Venezuela and Mexico. Revenues were favorably impacted by price increases, improved product mix and higher volume in the replacement market.

      Revenues in 2001 decreased compared to 2000 due to currency translation, particularly in Brazil, of approximately $85 million, a shift in mix toward lower-priced original equipment tires, lower volume in the replacement market due to an economic slowdown and weak economic conditions in the region. Revenues benefited from price adjustments partially offsetting currency movements and higher volume.

      Latin American Tire segment operating income in 2002 increased 14.0% from 2001 and 46.7% from 2000. Segment operating income in 2002 was favorably impacted by approximately $45 million related to pricing and product mix, approximately $20 million related to lower raw material costs and higher replacement sales volume. Segment operating income in 2002 was adversely impacted by the effects of currency translation of approximately $46 million and increased SAG expenses.

      Segment operating income in 2001 reflected price adjustments partially offsetting currency movements, the benefits of cost reduction programs, rationalizations, lower raw material costs and higher volume compared to 2000. Segment operating income in 2001 was adversely affected by currency translation of approximately $35 million and a change in mix to lower margin original equipment tires.

      Segment operating income in 2001 included expenses related to the amortization of goodwill totaling $.1 million. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include the gain from the sale of land and buildings in Mexico totaling $13.7 million in 2002, rationalization charges totaling $.2 million in 2001 and rationalization charges totaling $65.7 million and a $5.0 million gain on the sale of land at a manufacturing facility in Mexico in 2000.

      Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	2002	2001	2000
(In millions)
Tire Units	12.9	12.2	11.8
Sales	$531.7	$493.9	$524.6
Segment Operating Income	43.9	19.9	17.9
Segment Operating Margin	8.3%	4.0%	3.4%

Asia Tire Segment unit sales in 2002 increased ..7 million units or 5.5% from 2001 and 1.1 million units or 9.3% from 2000. Replacement unit sales in 2002 increased 3.6% from 2001 and 2000. Original equipment volume in 2002 increased 10.5% from 2001 and 24.1% from 2000.

      Revenues in 2002 increased 7.7% from 2001 and 1.4% from 2000. Revenues in 2002 increased compared to 2001 due primarily to higher original equipment and replacement volume and improved selling prices on replacement tires. The effects of currency translation also had a favorable impact on sales of approximately $2 million in 2002.

      Revenues in 2001 decreased from 2000, reflecting the adverse impacts of currency translation of approximately $35 million, softening demand in some markets and competitive pricing pressures.

      Asia Tire segment operating income increased substantially from 2001 and 2000. Segment operating income in 2002 increased compared to 2001 due to lower raw material costs of approximately $8 million, improved pricing and product mix of approximately $7 million and lower conversion costs as a result of cost containment programs of approximately $6 million. The effects of currency translation also had a favorable impact on segment operating income. Segment operating income in 2002 was adversely affected by higher SAG expenses.

      Segment operating income in 2001 increased from 2000 as the adverse effects of currency translation and price competition were offset by lower conversion costs as a result of cost containment programs, higher volume and lower raw material costs.

      Segment operating income in 2001 and 2000 included expenses related to the amortization of goodwill totaling $1.6 million and $2.4 million, respectively. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include rationalization charges (credits) totaling $(1.7) million in 2002, $45.4 million in 2001 and $3.3 million in 2000.

      Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy costs and currency translation.

      Sales and segment operating income of the Asia Tire Segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in SPT, the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

      The following table presents the sales and segment operating income of the Company’s Asia Tire Segment together with 100% of the sales and operating income of SPT:

	2002	2001	2000
(In millions)
Net Sales:
Asia Tire Segment	$531.7	$493.9	$524.6
SPT	523.6	481.3	563.6

	$1,055.3	$975.2	$1,088.2

Operating Income (Loss):
Asia Tire Segment	$43.9	$19.9	$17.9
SPT	(3.7)	(25.4)	(11.1)

	$40.2	$(5.5)	$6.8

SPT net sales in 2002 increased 8.8% from 2001, but decreased 7.1% from 2000. SPT net sales in 2002 increased from 2001 due to the strengthening of the Australian dollar against the U.S. dollar. SPT net sales in 2001 decreased from 2000 due to currency translation and competitive low cost imports aided by continued import tariff reductions in Australia.

      SPT operating income in 2002 increased 85.4% from 2001 and 66.7% from 2000. SPT operating income in 2002 increased compared to 2001 due to the benefits of the rationalization programs in the prior years. SPT operating income in 2001 decreased from 2000 due to excess production capacity and the weakened Australian dollar versus the U.S. dollar.

      SPT operating income did not include a net rationalization credit of $2.1 million in 2002 or net rationalization charges of approximately $48.0 million in 2001 and $32.2 million in 2000.

      SPT debt totaled $131.3 million at December 31, 2002, of which $26.3 million was payable to Goodyear. At December 31, 2001, SPT debt totaled $67.4 million.

      For further information on SPT, refer to the note to the financial statements No. 20, Investment in Unconsolidated Affiliates.

Engineered Products

	2002	2001	2000
(In millions)
Sales	$1,126.5	$1,122.3	$1,174.2
Segment Operating Income	45.6	11.6	43.1
Segment Operating Margin	4.0%	1.0%	3.7%

Engineered Products Segment sales in 2002 increased .4% from 2001 and decreased 4.1% from 2000. Revenues in 2002 increased from 2001 due largely to strong demand for military and custom products. Revenues in 2002 were adversely impacted by the effects of currency translation of approximately $29 million compared to 2001.

      Revenues in 2001 decreased from 2000 due to unit sales decreases resulting from low product demand from the automotive and transportation industries. Revenues were favorably impacted by increases in the conveyor belt and replacement products markets.

      Engineered Products segment operating income in 2002 increased from 2001 and 2000. Segment operating income in 2002 increased significantly from 2001 due to improved productivity of approximately $17 million, volume increases of approximately $12 million and decreased SAG expenses of approximately $16 million primarily due to aggressive cost containment measures. Segment operating income in 2002 was adversely impacted by an unfavorable change in price/mix and the effects of currency translation.

      Segment operating income in 2001 decreased from 2000 due primarily to lower revenues, increased SAG costs and increased costs associated with reduced capacity utilization resulting from reduced demand from the automotive industry. Segment operating income was favorably impacted by lower research and development and raw material costs.

      Segment operating income in 2001 included expenses related to amortization of goodwill totaling $1.0 million. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include a gain from the sale of land and buildings totaling $.6 million and net rationalization charges of $4.6 million in 2002, and net rationalization charges of $1.5 million and $3.8 million in 2001 and 2000, respectively.

      Revenues and segment operating income in the Engineered Products Segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, unanticipated increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation. The Engineered Products Segment plants in the U.S. are included in Goodyear’s master contract with the United Steelworkers of America, which will expire in April 2003. It is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States.

Chemical Products

	2002	2001	2000
(In millions)
Sales	$937.9	$1,037.3	$1,129.7
Segment Operating Income	69.4	60.2	64.2
Segment Operating Margin	7.4%	5.8%	5.7%

Chemical Products Segment sales in 2002 decreased 9.6% from 2001 and 17.0% from 2000. Approximately 65% of Chemical Products synthetic materials sold are to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment.

      Revenues in 2002 decreased from 2001 primarily due to the impact of selling the Specialty Chemical Business in December 2001, which contributed approximately $127 million of revenue in 2001. Revenues in 2002 were also unfavorably impacted by lower net selling prices, which were caused by decreased raw material costs. Revenues were favorably impacted by approximately $6 million due to the effects of currency translation in 2002.

      Revenues in 2001 decreased from 2000 due to lower volume resulting from the slowdown in the tire industry and the tire inventory reductions at Goodyear.

      Chemical Products segment operating income in 2002 increased 15.3% from 2001 and 8.1% from 2000. Segment operating income in 2002 increased primarily due to lower plant utility costs of approximately $16 million, volume increases of approximately $10 million driven by the integration of internal synthetic rubber to Dunlop branded products, reduced manufacturing costs and the effect of currency translation compared to 2001. Lower raw material costs were primarily offset by reductions in net selling prices. The absence of approximately $12 million contributed by the Specialty Chemical Business in 2001 negatively impacted segment operating income.

      Segment operating income in 2001 decreased from 2000 primarily due to lower volume as a result of decreased demand from tire manufacturers (including Goodyear) and higher energy costs. Segment operating income benefited from lower raw material and fixed costs.

      Segment operating income did not include gains on asset sales of $27.4 million in 2001.

      The Company is exploring the possible sale of its Chemical business to both enhance its financial flexibility and focus future investments on its core business.

      Revenues and segment operating income in the Chemical Products Segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities was $676.4 million during 2002, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital (accounts receivable and inventory less accounts payable) decreased $167.9 million to $2.33 billion at December 31, 2002, from $2.50 billion at December 31, 2001, due primarily to increased accounts payable.

Investing Activities

Net cash used in investing activities was $542.4 million during 2002. Capital expenditures in 2002 were $457.9 million, of which $227.3 million was used on projects to increase capacity and improve productivity and $230.6 million was used for tire molds and various other projects. Capital expenditures in 2002 and 2001 were reduced in response to current economic and business conditions. Capital expenditures are expected to approximate $360 million in 2003, including approximately $255 million for manufacturing improvements and approximately $105 million for molds and various other projects.

	2002	2001	2000
(In millions)
Capital expenditures	$457.9	$435.4	$614.5
Depreciation	598.6	596.4	593.6
Amortization	4.2	40.3	36.7

Depreciation and amortization in 2001 and 2000 included $29.0 million and $28.3 million, respectively, of amortization related to goodwill and intangible assets with indefinite useful lives that are no longer amortized in accordance with SFAS 142. Depreciation and amortization are expected to be in the range of $550 million to $650 million in 2003.

      Investing activities in 2002 included net proceeds from the sale of land and buildings in the United States of $1.3 million, in Latin America of $23.3 million, and in Europe of $28.7 million. Also during 2002, Goodyear acquired additional shares of its tire manufacturing subsidiary in Slovenia at a cost of $38.9 million. The Company’s ownership of this subsidiary increased from 60% to 80%. The Company also acquired additional shares of its tire manufacturing subsidiary in Turkey at a cost of $15.9 million during 2002. Goodyear’s ownership of this subsidiary increased from 59.4% to 74.6%.

      At December 31, 2002, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $440.3 million and off-balance-sheet financial guarantees written and other commitments totaling $77.4 million.

      For further information on investing activities, refer to the note to the financial statements No. 7, Investments.

Financing Activities

Net cash used in financing activities was $156.8 million during 2002.

	December 31,

	2002	2001	2000
(In millions)
Consolidated Debt	$3,642.2	$3,568.3	$3,585.8
Debt to Debt and Equity	84.8%	55.5%	50.6%

Consolidated Debt as stated above at December 31, 2000, did not include the 1.2% Convertible Notes issued to Sumitomo ($56.9 million outstanding at December 31, 2000), which were converted into 2,278,896 shares of common stock of the Company in 2001.

      During the third quarter of 2002, the Company issued 693,740 shares of its common stock for $15.9 million in connection with the acquisition of additional shares of its tire manufacturing subsidiary in Turkey.

      Also during the third quarter of 2002, the Company issued 11.3 million shares of its common stock and recorded $137.9 million as a contribution to certain domestic pension plans.

      Certain of Goodyear’s affiliates are restricted from remitting funds to the parent company by means of dividends, advances or loans, primarily due to credit facility restrictions currently in place in those locations. At December 31, 2002, approximately $211 million was restricted, of which approximately $103 million related to affiliates not consolidated.

Credit Sources

Restructuring and Refinancing of Credit Facilities

On April 1, 2003, the Company completed a comprehensive restructuring and refinancing of its bank credit and receivables securitization facilities. After completing the restructuring and refinancing, the Company replaced a total of $2,938 million in finance facilities with a total of $3,345 million of finance facilities including:

•	$750 million Senior Secured U.S. Revolving Credit Facility due April 2005;

•	$645 million Senior Secured U.S. Term Facility due April 2005;

•	$650 million Senior Secured European Facilities due April 2005; and

•	$1.30 billion Senior Secured Asset-Backed Facilities due March 2006.

      With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. In addition to the restructured facilities, at April 1, 2003, various international subsidiaries of Goodyear had approximately $346 million of available borrowings under non-domestic accounts receivable securitization facilities. The Company expects these international accounts receivable securitization facilities to be reduced in the second quarter of 2003 and is evaluating alternatives to replace or restructure them. As of April 1, 2003, Goodyear estimates it has short term committed and uncommitted bank credit agreements totaling approximately $478 million. The continued availability of the uncommitted arrangements is at the discretion of the relevant lender, and the Company expects that a portion of these arrangements may be terminated as a result of the restructuring and refinancing.

      As of April 1, 2003, the Company estimates that the total fees and expenses incurred for the restructuring and refinancing will be approximately $120 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, the Company estimates that approximately $15 million will be charged against income in the first quarter of 2003 and the remainder will be charged against income over the term of the agreements.

      The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities will be included on Goodyear’s consolidated balance sheet. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million five-year revolving credit facility is with 26 domestic and international banks and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. five-year revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

The $645 million U.S. term facility is with 33 domestic and international banks and matures on April 30, 2005.

      The Company may obtain loans under both the U.S. five-year revolving credit facility and the U.S. term facility (collectively, the “U.S. facilities”) bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 5 basis points) plus 300 basis points. If loans under the $645 million term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the amount outstanding under the U.S. facilities.

      The collateral pledged under the U.S. facilities includes:

•	subject to certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries;

•	perfected first-priority security interests in and mortgages on certain property, plant and equipment with a book value of at least $1.00 billion;

•	perfected first-priority security interests in and mortgages on substantially all of Goodyear’s other tangible and intangible assets including real property, equipment, contract rights and intellectual property; and

•	perfected second-priority security interests in all accounts receivable and inventory pledged as security under the Company’s $1.30 billion senior secured asset-backed facilities, cash and cash accounts, and 65% of the capital stock of Goodyear Finance Holding S.A.

      The indentures for the Company’s Swiss franc denominated bonds limit its ability to use its domestic tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that bond holders be secured on an equal and ratable basis. The manufacturing facilities indicated above will be pledged to ratably secure the Company’s Swiss franc denominated bonds to the extent required under the applicable indenture. However, the aggregate amount collateralized by these manufacturing facilities will be limited to 15% of the Company’s shareholders’ equity, in order that the security interests granted to the lenders under the restructured facilities will not be required to be shared with the holders of indebtedness outstanding under the Company’s other existing bond indentures.

      The U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including, a limit of $275 million in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. Goodyear also is not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

      In addition, the U.S. term facility requires that any amount outstanding under the facility be prepaid with:

•	75% of the net cash proceeds of any asset sales or dispositions greater than $5.0 million;

•	50% of net cash proceeds of any sale of the Engineered Products Segment; and

•	50% of the net cash proceeds of any debt or equity issuances.

      The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $200 million in 2003, 2004 and 2005 (through April 30), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) has entered into a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities are with 33 domestic and international banks and mature on April 30, 2005.

      GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 5 basis points) plus 300 basis points. If loans under the $645 million U.S. term facility remain outstanding on

April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the amount outstanding under each of the European facilities.

      The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany (and Slovenia if Sava Tires Joint Venture Holding d.o.o. becomes a wholly-owned subsidiary of GDTE), including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of $275 million in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

      Subject to the provisions in the European facilities and agreements with Goodyear’s joint venture partner, Sumitomo Rubber Industries, Ltd. (which include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms), GDTE is permitted to transfer funds to Goodyear.

      Any amount outstanding under the term facility is required to be prepaid with:

•	75% of the net cash proceeds of all sales and dispositions of assets by GDTE and its subsidiaries greater than $5 million; and

•	50% of the net cash proceeds of debt and equity issuances by GDTE and its subsidiaries.

      The U.S. and European facilities can be used, if necessary, to fund ordinary course of business needs, to repay maturing debt, and for other needs as they arise.

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with Sumitomo and Wingfoot Commercial Systems). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) the non-domestic accounts receivable facilities, which remain in place as of April 1, 2003 and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

Terminated or Amended Credit Facilities

Prior to being amended and restated, the $750 million five-year revolving credit facility was with 26 domestic and international banks and provided for borrowings of up to the $750 million commitment at any time until August 15, 2005, when the commitment was to terminate and any outstanding loans were to mature. During 2002, commitment fees averaged 26.1 basis points. Under the five-year revolving credit facility, the Company was permitted to provide up to $200 million of standby letters of credit. The Company provided $199.7 million of standby letters of credit as of December 31, 2002. During 2002, participation fees for the five-year revolving credit facility averaged 144 basis points.

      The $575 million 364-day revolving credit facility, which was an extension of a $775 million facility which expired on August 13, 2002, was with 21 domestic and international banks and provided for borrowings of up to the $575 million commitment at any time until August 12, 2003. During 2002, commitment fees for the 364-day revolving credit facility averaged 18.4 basis points.

      There were no borrowings outstanding under these agreements at any time during 2002 and therefore no utilization fees were incurred. As of April 1, 2003, there were borrowings of $600 million under the revolving facilities.

      The $800 million term loan was with 28 domestic and international banks and was scheduled to mature on March 30, 2004.

      The revolving credit facilities and the term loan contained certain covenants which, among other things, required the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the agreements established limits on the aggregate amount of consolidated debt and certain other obligations the Company and its subsidiaries were permitted to incur and on the amount of unfunded benefit obligations permitted under certain of the Company’s pension plans.

      During 2002 and early 2003 there was a series of reductions in the Company’s credit ratings, and the Company perceived the possibility that it would not continue to comply with covenants in its financing agreements relating to pension plan funding and minimum net worth in its existing financing agreements. Accordingly, the Company entered into discussions with its lenders regarding amendments of its financing agreements. On December 24, 2002, the Company obtained waivers of the pension funding and net worth covenants contained in its revolving credit facilities and term loan agreement. The Company paid fees to the lenders as consideration for their granting the waivers. On March 5, 2003, these waivers were extended to April 4, 2003, and additional fees were paid.

Terminated Domestic Accounts Receivable Securitization Facility

Until April 1, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote SPE. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of the Company as provided by SFAS 140. Wingfoot A/R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings ($624.1 million and $580.0 million at December 31, 2002 and 2001, respectively) were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear paid fees under the program based on certain variable market interest rates and other agreed amounts. These fees were reported as Other (Income) and Expense. Wingfoot A/R LLC was permitted to borrow a maximum of $700 million from the note purchasers. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $313.1 million and $483.3 million at December 31, 2002 and 2001, respectively.

      The Wingfoot A/R facility was amended on December 10, 2002. The amendment reduced the rating required to be maintained by the Company for its long term debt discussed above from Ba2/BB to Ba3/BB-. In connection with the amendment, the Company agreed to increase the amounts payable to the lenders under the facility and paid fees to the lenders as additional consideration for their granting the amendment. On March 20, 2003, Moody’s Investor Services lowered Goodyear’s senior unsecured debt rating to B1. Although this rating provided the lenders with certain termination rights, the lenders did not seek to terminate the facility and the outstanding borrowings under the facility were retired in connection with the restructuring and refinancing on April 1, 2003.

Non-Domestic Accounts Receivable Securitization Facilities

Various international subsidiaries of the Company have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables. These subsidiaries retain servicing responsibilities. At December 31, 2002, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $409 million. As of April 1, 2003, the amount available for borrowing under these facilities was approximately $346 million. The Company expects these facilities to be reduced in the second quarter of 2003 and is evaluating alternatives to replace them. During March 2003, a $63 million accounts receivable facility in Canada was retired. The receivables pledged under the retired Canadian facility now constitute a portion of the collateral pledged under the $1.30 billion senior secured asset-backed facility. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2002 and 2001.

      At December 31, 2002, the net proceeds for all sales of receivables by Goodyear were $916.1 million. Net cash inflows of $34.8 million were received in 2002 from transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 4, Accounts and Notes Receivable.

Credit Ratings

On January 1, 2002, Standard & Poor’s and Moody’s Investor Services rated the Company’s long term debt at BBB and Baa3, respectively. During 2002 and early 2003, credit rating agencies reduced the Company’s credit rating on short term and long term debt to non-investment grade status. As a result of these ratings actions and other related events, the Company’s access to the capital markets is limited. In addition, financing and related expenses under some existing arrangements have increased as a result of the Company’s non-investment grade ratings.

      On March 20, 2003, Moody’s Investors Services assigned a (P)Ba2 long term debt rating to Goodyear’s then proposed restructured credit facilities. At the same time, Moody’s assigned Goodyear a senior implied rating of Ba3, an unsecured long term issuer rating of B1 and lowered Goodyear’s senior unsecured debt rating to B1. Moody’s rating outlook is stable. On April 2, 2003, Standard & Poor’s affirmed its BB- long term debt rating, maintained its negative outlook and lowered the rating on Goodyear’s unsecured notes to B+. On March 20, 2003, Standard & Poor’s assigned ratings on the then proposed restructured credit facilities of: BB+ for the $1.30 billion senior secured asset-backed credit facility and BB- for the U.S. facilities and the European facilities.

Dividends

On February 4, 2003, the Company announced that it eliminated its quarterly cash dividend. The Company had paid cash dividends at a quarterly rate of $.12 per share since the fourth quarter of 2001, when it was decreased from $.30 per share. The determination of dividend payments is made by the Company’s Board of Directors on a quarterly basis. The dividend reduction was effected by the Board in order to conserve cash for the Company’s business and should result in annual cash savings to the Company of approximately $84 million per year. Under the Company’s restructured credit agreements, the Company is not permitted to pay dividends on its common stock.

Turnaround Strategy

The Company is currently implementing the initial stages of a turnaround strategy for the North American Tire Segment which will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be adversely affected by trends that negatively affected the North American Tire Segment in 2002 and prior years, including industry overcapacity which limits pricing power, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. The Company’s financial position, results of operations and liquidity could also be adversely affected by events related to the expiration of Goodyear’s master contract with the United Steelworkers of America and other factors mentioned in the discussion of the North American Tire Segment above.

Future Capital Requirements

Based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated requirements for working capital, debt service and capital expenditures through December 31, 2003.

      Prior to March 2003, the Company had not historically drawn down its revolving credit facilities to meet its liquidity demands. However, during March 2003, the Company did draw down approximately $600 million from its revolving credit facilities. In the future, the Company intends to access its restructured revolving credit facilities to support its liquidity demands on an as needed basis.

      Based on the Company’s operating results and other information available to the Company, the Company expects to be in compliance with the covenants in its revolving credit facilities, term loans and other bank loans through the end of 2003. In the event the Company failed to comply with these covenants, the lenders would have the right to cease further loans to the Company and to demand the repayment of all outstanding loans under these facilities.

      The Company’s $3,345 million of bank finance facilities mature in 2005 and 2006; and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. Because of its debt ratings, recent operating performance and other factors, the Company believes its access to such markets at the present is limited. The Company’s ability to improve its access to the capital markets is highly dependent on successfully implementing its turnaround strategy. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to successfully complete the turnaround strategy could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

      For further information on financing activities, refer to the notes to the financial statements No. 10, Financial Arrangements and Derivative Financial Instruments, and No. 24, Subsequent Events.

Commitments & Contingencies

The following table presents, at December 31, 2002, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of December 31, 2002

(In millions)							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years

Long Term Debt (1)	$3,295.8	$364.4	$5.6	$1,329.2	$386.3	$302.8	$907.5
Capital Lease Obligations (2)	101.6	9.8	9.2	7.6	6.8	6.6	61.6
Operating Leases (3)	1,403.6	267.2	221.6	174.8	160.4	105.0	474.6
Binding Commitments (4)	440.3	428.3	9.7	.8	.7	.6	.2

Total Contractual Cash Obligations	$5,241.3	$1,069.7	$246.1	$1,512.4	$554.2	$415.0	$1,443.9

Amount of Commitment Expiration per Period

Other Off-Balance-Sheet Financial Guarantees Written and Other Commitments (5)	$77.4	$12.8	$45.0	$.8	$.2	$4.9	$13.7

(1)	Long term debt payments reflect the restructuring and refinancing of the Company’s credit facilities on April 1, 2003.

(2)	The present value of capital lease obligations is $63.0 million.

(3)	Operating leases do not include minimum sublease rentals of $43.5 million, $34.1 million, $24.2 million, $15.7 million, $9.2 million, and $15.2 million in each of the periods above, respectively, for a total of $141.9 million. Net operating lease payments total $1,261.7 million. The present value of operating leases is $761.2 million. The operating leases relate to, among other things, computers and office equipment, real estate, and miscellaneous other assets, which are in some instances leased from SPEs owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. At December 31, 2002, the Company was a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at December 31, 2002, approximately $43.0 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

      In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in 2009. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

•	Goodyear expects to make contributions to its domestic pension plans of approximately $375 million to $425 million in 2004 in order to satisfy statutory minimum funding requirements.

      The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At December 31, 2002, the interest rates on 70% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 75% at December 31, 2001. Goodyear also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances. No interest rate lock contracts were outstanding at December 31, 2002 or 2001.

      The following tables present information at December 31:

	2002	2001
(Dollars in millions)
Interest Rate Swap Contracts
Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.40	1.91

Average years to maturity	1.25	2.25
Fair value — liability	$(14.2)	$(9.2)
Pro forma fair value — liability	(14.6)	(10.6)

Floating Rate Contracts:
Notional principal amount	$250.0	—
Pay variable LIBOR	3.18%	—
Receive fixed rate	6.63	—

Average years to maturity	3.95	—
Fair value — asset	$20.3	—
Pro forma fair value — asset	21.4	—

The pro forma fair value assumes a 10% decrease in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

      Weighted average interest rate swap contract information follows:

	2002	2001	2000
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$325.0	$129.0	$71.0
Pay fixed rate	5.00%	5.43%	6.24%
Receive variable LIBOR	1.91	3.58	6.63

Floating Rate Contracts:
Notional principal amount	$210.0	—	—
Pay variable LIBOR	3.68%	—	—
Receive fixed rate	6.63	—	—

      The following table presents fixed rate debt information at December 31:

	2002	2001
(In millions)
Fixed Rate Debt
Fair value — liability	$2,097.5	$2,359.0
Carrying amount — liability	2,484.1	2,353.3
Pro forma fair value — liability	2,183.1	2,458.3

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

Foreign Currency Exchange Risk

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear enters into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro300 million of the Euro Notes due 2005 are hedged by currency swap agreements.

      Contracts hedging the Swiss franc bond, the Euro Notes and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2003. Contracts hedging short term trade receivables and payables normally have no hedging designation.

      The following table presents foreign currency contract information at December 31:

	2002	2001
(In millions)
Foreign Exchange Contracts
Fair value — asset (liability)	$64.2	$(13.0)
Pro forma change in fair value	37.6	44.6
Contract maturities	1/03-12/18	1/02-3/06

Fair value — asset (liability):
Swiss franc swap-current	$(2.8)	$(4.6)
Swiss franc swap-long term	31.6	10.2
Euro swaps-current	(1.1)	(5.5)
Euro swaps-long term	27.8	(15.0)
Other-current asset	8.5	2.4
Other-current (liability)	—	(1.1)

The pro forma change in fair value assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

      At December 31, 2002, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options are designated as cash flow hedges. At December 31, 2002, the underlying contract value of these options totaled $42.6 million, and the fair value totaled $.2 million. The uncertainty of foreign currency markets in the future precludes the Company from assessing whether or not these options will be exercised.

      The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

      For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to the financial statements No. 10, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of PricewaterhouseCoopers LLP, Independent Accountants	51
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statement of Income for each of the three fiscal years in the period ended December 31, 2002	52
Consolidated Balance Sheet at December 31, 2002 and December 31, 2001	53
Consolidated Statement of Shareholders’ Equity for each of the three fiscal years in the period ended December 31, 2002	54
Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 31, 2002	55
Notes to Financial Statements	56

Supplementary Data (unaudited)	103
Financial Statement Schedules:

The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II Valuation and Qualifying Accounts	FS-1

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of The Goodyear Tire & Rubber Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

April 1, 2003

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31,

	2002	2001	2000
(Dollars in millions, except per share)
Net Sales	$13,850.0	$14,147.2	$14,417.1
Cost of Goods Sold	11,313.9	11,619.5	11,637.3
Selling, Administrative and General Expense	2,223.9	2,248.8	2,237.3
Rationalizations (Note 2)	8.6	206.8	124.1
Interest Expense (Note 16)	241.3	292.4	282.6
Other (Income) and Expense (Note 3)	25.8	11.8	27.8
Foreign Currency Exchange	(10.2)	.1	(6.7)
Equity in (Earnings) Losses of Affiliates	8.8	40.6	22.4
Minority Interest in Net Income (Loss) of Subsidiaries	55.8	.2	33.5

Income (Loss) before Income Taxes	(17.9)	(273.0)	58.8
United States and Foreign Taxes on Income (Loss) (Note 15)	1,087.9	(69.4)	18.5

Net Income (Loss)	$(1,105.8)	$(203.6)	$40.3

Net Income (Loss) Per Share — Basic	$(6.62)	$(1.27)	$.26

Average Shares Outstanding (Note 11)	167,020,375	159,955,869	156,840,646
Net Income (Loss) Per Share — Diluted	$(6.62)	$(1.27)	$.25

Average Shares Outstanding (Note 11)	167,020,375	159,955,869	158,764,926

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,

	2002	2001
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$923.0	$959.4
Short term securities	24.3	—
Accounts and notes receivable (Note 4)	1,459.7	1,475.3
Inventories (Note 5)	2,371.6	2,380.9
Prepaid expenses and other current assets	448.1	448.6

Total Current Assets	5,226.7	5,264.2
Long Term Accounts and Notes Receivable	236.3	132.3
Investments in Affiliates	141.7	101.2
Other Assets (Note 7)	254.9	251.9
Goodwill and Other Intangible Assets (Note 6)	768.7	706.3
Deferred Income Tax (Note 15)	207.5	924.7
Prepaid and Deferred Pension Costs (Note 14)	913.4	1,021.5
Deferred Charges	205.1	215.3
Properties and Plants (Note 8)	5,192.3	5,166.0

Total Assets	$13,146.6	$13,783.4

Liabilities
Current Liabilities:
Accounts payable-trade	$1,502.2	$1,359.2
Compensation and benefits (Notes 13, 14)	961.2	897.2
Other current liabilities	481.6	479.6
United States and foreign taxes	473.2	347.7
Notes payable (Note 10)	283.4	255.0
Long term debt due within one year (Note 10)	369.8	109.7

Total Current Liabilities	4,071.4	3,448.4
Long Term Debt and Capital Leases (Note 10)	2,989.0	3,203.6
Compensation and Benefits (Notes 13, 14)	4,194.2	2,848.9
Other Long Term Liabilities	501.2	630.9
Minority Equity in Subsidiaries	740.2	787.6

Total Liabilities	12,496.0	10,919.4
Commitments and Contingent Liabilities (Note 22)
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares
Outstanding shares, 175,307,433 (163,165,698 in 2001)	175.3	163.2
Capital Surplus	1,390.3	1,245.4
Retained Earnings	2,007.1	3,192.7
Accumulated Other Comprehensive Income (Note 21)	(2,922.1)	(1,737.3)

Total Shareholders’ Equity	650.6	2,864.0

Total Liabilities and Shareholders’ Equity	$13,146.6	$13,783.4

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

					Accumulated
	Common Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Equity
(Dollars in millions, except per share)
Balance at December 31, 1999	156,335,120	$156.3	$1,029.6	$3,706.9	$(1,100.2)	$3,792.6
(after deducting 39,343,548 treasury shares)
Comprehensive income (loss):
Net income (loss)				40.3
Foreign currency translation (net of tax benefit of $17.0)					(201.7)
Minimum pension liability (net of tax of $4.1)					(6.7)
Unrealized investment gain (net of tax of $1.7)					2.8
Total comprehensive income (loss)						(165.3)
Cash dividends — $1.20 per share				(188.4)		(188.4)
Common stock issued from treasury:
Conversion of 1.2% Convertible Note Payable	1,138,030	1.1	58.8			59.9
Stock compensation plans	130,812	.2	4.0			4.2

Balance at December 31, 2000	157,603,962	157.6	1,092.4	3,558.8	(1,305.8)	3,503.0
(after deducting 38,074,706 treasury shares)
Comprehensive income (loss):
Net income (loss)				(203.6)
Foreign currency translation (net of tax benefit of $6.3)					(183.5)
Less reclassification adjustment for amounts recognized in income					7.2
Minimum pension liability (net of tax of $124.4)					(235.4)
Unrealized investment loss (net of tax of $4.1)					(6.6)
Transition adjustment from adoption of SFAS 133					5.4
Deferred derivative loss (net of tax of $17.1)					(27.8)
Less reclassification adjustment for amounts recognized in income (net of tax of $5.7)					9.2
Total comprehensive income (loss)						(635.1)
Cash dividends — $1.02 per share				(162.5)		(162.5)
Common stock issued from treasury:
Domestic pension funding	4,300,000	4.3	95.7			100.0
Conversion of 1.2% Convertible Note Payable	1,140,866	1.1	55.1			56.2
Stock compensation plans	120,870	.2	2.2			2.4

Balance at December 31, 2001	163,165,698	163.2	1,245.4	3,192.7	(1,737.3)	2,864.0
(after deducting 32,512,970 treasury shares)
Comprehensive income (loss):
Net income (loss)				(1,105.8)
Foreign currency translation (net of tax benefit of $1.6)					61.1
Minimum pension liability (net of tax of $42.4)					(1,259.6)
Unrealized investment gain (net of tax of $0)					7.3
Deferred derivative gain (net of tax of $0)					70.9
Less reclassification adjustment for amounts recognized in income (net of tax of $0)					(64.5)
Total comprehensive income (loss)						(2,290.6)
Cash dividends — $.48 per share				(79.8)		(79.8)
Common stock issued from treasury:
Domestic pension funding	11,300,000	11.3	126.6			137.9
Common stock issued for acquisitions	693,740	.7	15.2			15.9
Stock compensation plans	147,995	.1	3.1			3.2

Balance at December 31, 2002	175,307,433	$175.3	$1,390.3	$2,007.1	$(2,922.1)	$650.6

(after deducting 20,371,235 treasury shares)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31,

	2002	2001	2000
(Dollars in millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,105.8)	$(203.6)	$40.3
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	602.8	636.7	630.3
Deferred tax provision (Note 15)	987.9	(252.0)	(138.9)
Rationalizations (Note 2)	8.8	158.3	100.1
Asset sales (Note 3)	(22.0)	(30.8)	(3.2)
Net cash flows from sale of accounts receivable (Note 4)	34.8	249.1	38.6
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	60.2	226.1	97.4
Inventories	84.9	407.8	(382.6)
Accounts payable–trade	98.3	(77.9)	84.8
Other assets and liabilities	(73.5)	199.6	(12.1)

Total adjustments	1,782.2	1,516.9	414.4

Total cash flows from operating activities	676.4	1,313.3	454.7
Cash Flows from Investing Activities:
Capital expenditures	(457.9)	(435.4)	(614.5)
Short term securities acquired	(64.7)	(2.3)	(24.4)
Short term securities redeemed	38.5	1.9	26.1
Asset dispositions	53.3	118.2	172.6
Asset acquisitions	(54.8)	—	—
Other transactions	(56.8)	(152.8)	(28.2)

Total cash flows from investing activities	(542.4)	(470.4)	(468.4)
Cash Flows from Financing Activities:
Short term debt incurred	84.1	83.8	1,254.3
Short term debt paid	(87.5)	(1,388.9)	(1,908.2)
Long term debt incurred	38.4	1,510.2	1,145.9
Long term debt paid	(124.8)	(158.0)	(229.2)
Common stock issued (Notes 7, 11)	19.0	1.7	4.2
Dividends paid to Sumitomo	(6.2)	(13.1)	(27.1)
Dividends paid to Goodyear shareholders	(79.8)	(162.5)	(188.4)

Total cash flows from financing activities	(156.8)	(126.8)	51.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.6)	(9.6)	(26.2)

Net Change in Cash and Cash Equivalents	(36.4)	706.5	11.6
Cash and Cash Equivalents at Beginning of the Period	959.4	252.9	241.3

Cash and Cash Equivalents at End of the Period	$923.0	$959.4	$252.9

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1.	Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders. Goodyear has no majority-owned subsidiaries in which substantive participating rights are held by minority shareholders. All intercompany transactions have been eliminated.

      Goodyear’s investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, Goodyear’s share of the earnings of these companies is included in consolidated net income (loss). Investments in other companies are carried at cost.

      The Financial Accounting Standards Board has issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities created before February 1, 2003, in which they hold a controlling financial interest through means other than the majority ownership of voting equity, in financial statements for periods beginning after June 15, 2003. At December 31, 2002, Goodyear was a party to lease agreements with two unrelated special purpose entities (SPEs) that are variable interest entities as defined by FIN 46. Refer to Note 9 for further information.

Consolidated Statement of Cash Flows

Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Book overdrafts are recorded within accounts payable-trade and were $131.5 million at December 31, 2002, and $135.1 million at December 31, 2001. Cash flows related to such amounts are classified as financing activities and, for the three years ended December 31, 2002, totaled $3.6 million, $23.9 million and $46.4 million, respectively.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted. Appropriate provision is made for uncollectible accounts.

Warranty

Goodyear offers warranties on the sale of certain of its products and services and records an accrual for estimated future claims at the time revenue is recognized. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 22.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Shipping and Handling Fees and Costs

Expenses for transportation of products to customers is recorded as a component of cost of goods sold.

Inventories

Worldwide inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. Refer to Note 5.

Investments

Investments in marketable equity securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income, net of tax. Refer to Notes 7 and 21.

Goodwill and Other Intangible Assets

Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Goodyear has elected to perform the goodwill impairment test annually as of July 31. If considered impaired, the goodwill or intangible asset with an indefinite useful life is written down to fair value. The following represents Goodyear’s policy in effect for the two-year period ended December 31, 2001. Goodwill was amortized over its estimated useful life, based on an evaluation of all relevant factors. The carrying amount and estimated useful life of goodwill were reviewed whenever events or circumstances indicated that revisions might have been warranted. Refer to Note 6.

Properties and Plants

Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Accelerated depreciation is used for income tax purposes, where permitted. Refer to Note 8.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under Goodyear’s cooperative advertising program with dealers and franchisees are recorded as reductions of sales as related revenues are recognized. Refer to Note 18.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

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

Stock-Based Compensation

The Company used the intrinsic value method to measure compensation cost for stock-based compensation during 2002, 2001 and 2000. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period. Refer to Note 11.

      The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	2002	2001	2000
(In millions, except per share)
Net income (loss) as reported	$(1,105.8)	$(203.6)	$40.3
Add: Stock-based compensation expense (income) included in net income (net of tax)	(4.9)	2.4	.1
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(34.3)	(30.5)	(25.3)

Net income (loss) as adjusted	$(1,145.0)	$(231.7)	$15.1

Net income (loss) per share:
Basic — as reported	$(6.62)	$(1.27)	$.26
— as adjusted	(6.86)	(1.44)	.10
Diluted — as reported	$(6.62)	$(1.27)	$.25
— as adjusted	(6.86)	(1.44)	.09

Per Share of Common Stock

Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options (computed using the treasury stock method) and, in 2000, Goodyear’s 1.2% Convertible Note Payable Due 8/01. All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 11.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to Note 15.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowance, warranty, workers’ compensation, litigation, general and product liabilities, environmental liabilities, pension and postretirement benefits, and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Derivative Financial Instruments and Hedging Activities

Derivative financial instrument contracts and nonderivative instruments are utilized by Goodyear to manage interest rate, foreign exchange and commodity price risks. Goodyear has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.

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

      Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in OCI. Amounts are transferred from OCI and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in income currently as Foreign Currency Exchange.

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

      Termination of Contracts — Gains and losses (including deferred gains and losses in OCI) are recognized in income as Other (Income) and Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Expense or Foreign Currency Exchange over the remaining life of that position. Gains and losses on contracts that Goodyear temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income as Other (Income) and Expense.

      Refer to Note 10.

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

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing over-capacity, eliminating redundancies and reducing costs. The net amounts of rationalization charges (credits) to the Consolidated Statement of Income by quarter for the periods indicated were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
(In millions)
2002:
New charge	$—	$—	$18.6	$7.9	$26.5
Reversals	—	—	(6.6)	(11.3)	(17.9)

	$—	$—	$12.0	$(3.4)	$8.6

2001:
New charge	$79.0	$—	$—	$131.9	$210.9
Reversals	—	—	—	(4.1)	(4.1)

	$79.0	$—	$—	$127.8	$206.8

2000:
New charge	$—	$6.0	$1.2	$118.2	$125.4
Reversals	—	(1.3)	—	—	(1.3)

	$—	$4.7	$1.2	$118.2	$124.1

2002 Program

	Associate-	Other Than Associate-
	related Costs	related Costs	Total
(In millions)
Original charge	$20.3	$6.2	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(.2)	—	(.2)

Accrual balance at December 31, 2002	$17.4	$3.3	$20.7

Goodyear recorded a net rationalization charge totaling $8.6 million ($8.8 million after tax or $.05 per share) in 2002, which included reversals of $17.9 million ($14.2 million after tax or $.09 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Rationalizations (continued)

States, and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to a non-cash writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $6.0 million, lower lease cancellation fees in the European Union of approximately $6.0 million and sublease contract signings in North America of approximately $3.0 million. Also included in the reversals is $1.7 million, which represents a portion of a legal reserve related to a previous rationalization plan in the Asia region, determined to be no longer necessary as a result of a court ruling in Goodyear’s favor. These reversals do not represent a change in the plan originally approved by management. Goodyear plans to complete these actions during 2003.

      Associate-related rationalization costs totaled $20.3 million. Activity during 2002 is presented below:

				Balance at
	Recorded	Incurred	Reversed	December 31, 2002
(In millions)
Plant consolidation	$14.9	$(1.5)	$(.2)	$13.2
Administrative consolidation	5.4	(1.2)	—	4.2

	$20.3	$(2.7)	$(.2)	$17.4

Under the above programs, Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. During 2002, $2.7 million was incurred for the release of approximately 250 associates.

      Rationalization costs, other than associate-related costs, totaled $6.2 million. Activity during 2002 is presented below:

			Balance at
	Recorded	Incurred	December 31, 2002
(In millions)
Plant consolidation	$3.5	$(2.9)	$.6
Administrative consolidation	2.7	—	2.7

	$6.2	$(2.9)	$3.3

These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $2.9 million of other than associate-related costs during 2002 primarily for the writeoff of equipment taken out of service.

Fourth Quarter 2001 Program

	Associate-	Other Than Associate-
	related Costs	related Costs	Total
(In millions)
Original charge	$53.1	$78.8	$131.9
Incurred	(1.6)	(42.5)	(44.1)

Accrual balance at December 31, 2001	51.5	36.3	87.8
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.4)	(15.8)

Accrual balance at December 31, 2002	$5.1	$21.0	$26.1

Goodyear recorded a net rationalization charge totaling $127.8 million ($101.2 million after tax or $.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Rationalizations (continued)

worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Of this charge, $89.4 million related to future cash outflows, primarily associate severance and noncancellable lease costs, and $42.5 million related to non-cash charges, primarily for the writeoff of equipment taken out of service. Goodyear plans to complete these actions during the second quarter of 2003.

      Associate-related rationalization costs totaling $53.1 million were recorded. Activity during 2002 is presented below:

	Balance at			Balance at
	December 31, 2001	Incurred	Reversed	December 31, 2002
(In millions)
Plant downsizing and consolidation	$21.2	$(21.2)	$—	$—
Retail and administrative consolidation	30.3	(19.8)	(5.4)	5.1

	$51.5	$(41.0)	$(5.4)	$5.1

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. To date, $42.6 million was incurred for the release of approximately 2,000 associates including $41.0 million for approximately 1,700 associates during 2002. The reversals of $5.4 million are primarily the result of lower than initially estimated associate-related payments, including associates who exited on their own accord prior to implementation of the plan.

      Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. Activity during 2002 is presented below:

	Balance at			Balance at
	December 31, 2001	Incurred	Reversed	December 31, 2002
(In millions)
Plant downsizing and consolidation	$5.2	$(1.5)	$(1.7)	$2.0
Retail and administrative consolidation	31.1	(3.4)	(8.7)	19.0

	$36.3	$(4.9)	$(10.4)	$21.0

These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire segment, and noncancellable lease costs. Goodyear incurred $4.9 million of other than associate-related costs during 2002, primarily for lease termination costs. The reversals of $10.4 million are primarily the result of lower than initially estimated lease cancellation fees in the European Union, sublease contracts signed in North America and a favorable court ruling in Asia.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Rationalizations (continued)

First Quarter 2001/2000 Program

	Associate-	Other Than Associate-
	related Costs	related Costs	Total
(In millions)
Third quarter charge	$1.2	$—	$1.2
Fourth quarter charge	91.4	26.8	118.2
Incurred	(19.4)	(18.0)	(37.4)

Accrual balance at December 31, 2000	73.2	8.8	82.0
2001 charge	59.4	7.1	66.5
Incurred	(122.8)	(12.3)	(135.1)
Reversed	(3.9)	(.2)	(4.1)

Accrual balance at December 31, 2001	5.9	3.4	9.3
Incurred	(5.0)	(1.8)	(6.8)

Accrual balance at December 31, 2002	$.9	$1.6	$2.5

Goodyear recorded a rationalization charge totaling $119.4 million ($94.9 million after tax or $.60 per share) during the third and fourth quarters of 2000. Of the $119.4 million, $86.4 million related to future cash outflows, primarily for associate severance costs and $33.0 million related to non-cash writeoffs. These 2000 actions were for global workforce reductions and manufacturing facility consolidations including the closure of a tire plant in Latin America.

      Goodyear recorded a rationalization charge totaling $79.0 million ($57.1 million after tax or $.36 per share) in the 2001 first quarter. Of this amount, $40.7 million related to future cash outflows, primarily associate severance costs and $38.3 million related to non-cash charges, primarily $33.3 million for special termination benefits and pension curtailments related to a voluntary exit program in the United States. Of the $79.0 million charge, $12.5 million related to the closure of Goodyear’s manufacturing facility in Italy announced in 1999 and $66.5 million continued the rationalization program announced in 2000.

      Goodyear recorded a net rationalization charge totaling $4.7 million ($5.2 million after tax or $.03 per share) in the second quarter of 2000 primarily related to the closure of Goodyear’s manufacturing facility in Italy announced in 1999. This amount, along with the $12.5 million recorded in the first quarter of 2001, was for associates that accepted negotiated benefits in those respective periods.

      Associate-related rationalization costs for the first quarter 2001/2000 program totaled $152.0 million. Activity during 2002 is presented below:

	Balance at		Balance at
	December 31, 2001	Incurred	December 31, 2002
(In millions)
Plant downsizing and consolidation	$1.1	$(.8)	$.3
Worldwide associate reductions	4.8	(4.2)	.6

	$5.9	$(5.0)	$.9

Under the above programs, Goodyear provided for the release of approximately 7,100 associates around the world, primarily production and support associates. During 2002, $5.0 million was incurred for the release of approximately 300 associates.

      Rationalization costs, other than associate-related costs, for the above programs totaled $33.9 million and were primarily for the writeoff of equipment taken out of service, scrap removal costs and noncancellable lease

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Rationalizations (continued)

costs. The tire production equipment taken out of service totaled approximately $17 million and was primarily related to the closure of a tire manufacturing facility in the Latin American Tire Segment. Activity during 2002 is presented below:

	Balance at		Balance at
	December 31, 2001	Incurred	December 31, 2002
(In millions)
Plant downsizing and consolidation	$3.4	$(1.8)	$1.6

During 2002, Goodyear incurred $1.8 million of other than associate-related costs for ongoing payments under noncancellable lease contracts.

      Goodyear has completed these plans with the exception of ongoing associate severance and noncancellable lease payments.

      Refer to Note 19 for further information on Business Segments and Note 24 for further information on 2003 rationalization actions.

Note 3.	Other (Income) and Expense

	2002	2001	2000
(In millions)
Asset sales	$(25.7)	$(44.4)	$(5.0)
Interest income	(18.8)	(13.5)	(13.9)
Financing fees and financial instruments	48.4	50.1	44.8
Miscellaneous	21.9	19.6	1.9

	$25.8	$11.8	$27.8

During 2002, Goodyear recorded a gain of $25.7 million ($22.0 million after tax or $.13 per share) resulting from the sale of land and buildings in the Latin American Tire, Engineered Products and European Union Tire Segments. 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($4.1 million after tax or $.02 per share). In 2001, Goodyear recorded a gain of $17.0 million ($13.9 million after tax or $.09 per share) resulting from the sale of land and buildings in the European Union Tire Segment in the first quarter. Additionally, Goodyear recorded a gain of $27.4 million ($16.9 million after tax or $.10 per share) resulting from the sale of the Specialty Chemical Business in the 2001 fourth quarter. Other (Income) and Expense in the third quarter of 2000 included a gain of $5.0 million ($3.2 million after tax or $.02 per share) on the sale of land at a manufacturing facility in the Latin American Tire Segment. Refer to Note 19 for further information on Business Segments.

      Interest income consists of amounts earned on deposits. At December 31, 2002, $142.6 million or 15.1% of Goodyear’s cash, cash equivalents and short term securities was concentrated in Latin America, primarily Brazil, ($127.1 million or 13.2% at December 31, 2001) and $68.7 million or 7.3% was concentrated in Asia ($82.1 million or 8.6% at December 31, 2001).

      Financing fees and financial instruments consist primarily of fees paid under Goodyear’s domestic accounts receivable continuous sales programs. Refer to Note 4.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Accounts and Notes Receivable

	2002	2001
(In millions)
Accounts and notes receivable	$1,559.6	$1,560.2
Allowance for doubtful accounts	(99.9)	(84.9)

	$1,459.7	$1,475.3

Accounts and Notes Receivable includes other non-trade receivables of $249.8 million and $221.6 million at December 31, 2002 and 2001, respectively.

      At December 31, 2002, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote SPE. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings ($624.1 million and $580.0 million at December 31, 2002 and 2001, respectively) were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables were collected, the cash proceeds were used to purchase additional receivables. Goodyear paid fees under the program based on certain variable market interest rates and other agreed amounts. These fees were reported as Other (Income) and Expense. Wingfoot A/R LLC could borrow up to $700 million from the note purchasers. The amount that could be borrowed from time to time by Wingfoot A/R LLC depended on, among other things, the total uncollected balance of receivables owned by it. The borrowings were available to Wingfoot A/R LLC until December 2003, unless extended by the lenders for additional one-year periods. The Company retained the risk of the non-payment of receivables it sold to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $313.1 million and $483.3 million at December 31, 2002 and 2001, respectively.

      The program was amended during 2002. The group of bank-affiliated issuers was reduced from five to four and the maximum amount that could be borrowed was reduced from $825 million to $700 million. The program was also extended from February 2003 to December 2003. In connection with the amendment, the Company agreed to increase the amounts payable to the lenders under the facility and paid fees to the lenders as additional consideration for their granting the amendment.

      This program was terminated on April 1, 2003. Refer to Note 24 for further information.

      The following table presents certain cash flows between Goodyear and Wingfoot A/R LLC:

	2002	2001
(In millions)
Proceeds from new securitizations	$—	$741.5
Proceeds from collections reinvested in previous securitizations	5,835.4	4,448.6
Servicing fees received	6.3	4.3
Reimbursement for rebates and discounts issued	116.8	112.0

Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At December 31, 2002, the value

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Accounts and Notes Receivable (continued)

in U.S. dollars of which these international subsidiaries could borrow was approximately $283 million. The following table presents certain cash flows related to these programs:

	2002	2001
(In millions)
Proceeds from new securitizations	$—	$124.5
Proceeds from collections reinvested in previous securitizations	2,015.8	254.8
Reimbursement for rebates and discounts issued	54.2	15.2

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2002 and 2001. The total amount of financing provided from all domestic and international agreements worldwide was $916.1 million at December 31, 2002, compared to $851.8 million at December 31, 2001.

Note 5.	Inventories

	2002	2001
(In millions)
Raw materials	$451.0	$398.8
Work in process	100.0	112.5
Finished products	1,820.6	1,869.6

	$2,371.6	$2,380.9

Note 6.	Goodwill and Other Intangible Assets

Goodyear adopted SFAS 142 effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS 142, Goodyear completed the initial impairment testing by June 30, 2002. Based on the results of the testing, no impairment was indicated. In addition, Goodyear completed the required annual impairment testing of goodwill as of July 31, 2002, and based on the results of the testing, no impairment was indicated.

      SFAS 142 also required Goodyear to reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. For those intangible assets deemed to have indefinite lives, amortization ceased effective January 1, 2002, and the intangible assets will be periodically tested for impairment and written down to fair value if considered impaired. Goodyear has ceased amortization related to $107.1 million of intangible assets as a result of this reassessment.

      The following table presents goodwill, intangible assets and accumulated amortization balances at December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In millions)
Goodwill	$719.2	$(111.8)	$607.4	$676.7	$(107.6)	$569.1
Intangible assets with indefinite lives	114.4	(7.3)	107.1	114.4	(7.3)	107.1
Trademarks and Patents	36.7	(13.1)	23.6	27.7	(7.7)	20.0
Other intangible assets	34.5	(3.9)	30.6	11.5	(1.4)	10.1

Total goodwill and other intangible assets	$904.8	$(136.1)	$768.7	$830.3	$(124.0)	$706.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Other Intangible Assets (continued)

During 2002, net goodwill increased by approximately $38 million due to acquired goodwill and currency translation.

      During the fourth quarter of 2002, Goodyear recorded $10.4 million of goodwill and other intangible assets in connection with the acquisition of a chain of retail outlets, which was assigned to the North American Tire Segment. During the second quarter of 2002, Goodyear’s minority partner in Sava Tires, a tire manufacturing subsidiary in Slovenia, exercised its option to sell equity interests to Goodyear representing a 20% interest in Sava Tires for $38.9 million, which increased Goodyear’s ownership interest to 80%. Goodyear recorded $6.8 million of goodwill related to this transaction, which was assigned to the Eastern Europe, Africa and Middle East Tire Segment.

      The net carrying amount of goodwill allocated by reporting segment is as follows:

			Translation &
	Balance at	Goodwill	Other	Balance at
	December 31, 2001	Acquired	Adjustments	December 31, 2002
(In millions)
North American Tire	$89.0	$9.5	$—	$98.5
European Union Tire	293.3	—	13.6	306.9
Eastern Europe, Africa and Middle East Tire	101.4	6.8	7.7	115.9
Latin American Tire	1.2	—	—	1.2
Asia Tire	66.4	—	1.0	67.4
Engineered Products	17.8	—	(.3)	17.5
Chemical Products	—	—	—	—

	$569.1	$16.3	$22.0	$607.4

Also, during the fourth quarter of 2002, Goodyear recorded AUD$28.5 million (approximately US$16 million at December 31, 2002) of other intangible assets for a supply agreement with South Pacific Tyres Ltd. (SPT), a tire manufacturer in Australia and New Zealand in which Goodyear owns a 50% interest. The agreement provides that Goodyear will be the exclusive provider of certain tires to SPT for the ten year period ending December 31, 2012. The AUD$28.5 million will be amortized over the ten year life of the agreement.

      Amortization expense for intangible assets totaled approximately $4.2 million, $2.4 million and $2.4 million for 2002, 2001 and 2000, respectively. Goodyear estimates that annual amortization expense related to intangible assets will range from approximately $4 million to $5 million during each of the next 5 years and the weighted average remaining amortization period is approximately 18 years.

      The total carrying amount of intangible assets not subject to amortization totaled $107.1 million at December 31, 2002 and 2001. This amount is related to a non-compete agreement resulting from the global alliance with Sumitomo Rubber Industries that commenced operations on September 1, 1999 and a trademark in Europe. In accordance with SFAS 142, these intangible assets were tested for impairment prior to March 31, 2002. Based on the results of the testing, no impairment was indicated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Other Intangible Assets (continued)

      The following table presents the transitional disclosures required by SFAS 142:

	Year Ended December 31,

	2002	2001	2000
(In millions, except per share)
Reported net income (loss)	$(1,105.8)	$(203.6)	$40.3
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	27.4	26.7

Adjusted net income (loss)	$(1,105.8)	$(176.2)	$67.0

Basic earnings per share:
Reported net income (loss)	$(6.62)	$(1.27)	$.26
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	.17	.17

Adjusted net income (loss)	$(6.62)	$(1.10)	$.43

Diluted earnings per share:
Reported net income (loss)	$(6.62)	$(1.27)	$.25
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	.17	.17

Adjusted net income (loss)	$(6.62)	$(1.10)	$.42

Note 7.	Investments

Investments

The Company owns 24,254,306 shares of Sumitomo Rubber Industries (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $97.5 million and $90.1 million at December 31, 2002 and 2001, respectively, and is included in Other Assets on the Consolidated Balance Sheet. Goodyear has classified the Sumitomo Investment as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as OCI. Goodyear’s 1.2% Convertible Note Payable Due August 16, 2001 in the principal amount of ¥6,536,535,767 had been designated as a hedge of the exchange exposure of the Sumitomo Investment during 2000. To the extent the hedge was effective, the effect of exchange rate changes on Goodyear’s Note were reported on the Consolidated Balance Sheet as OCI. At December 31, 2002, the gross unrealized holding loss on the Sumitomo Investment, net of the hedge, totaled $19.5 million ($9.3 million after tax), compared to $26.8 million ($16.6 million after tax) at December 31, 2001.

      During 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Slovenia at a cost of $38.9 million. The Company’s ownership of this subsidiary increased from 60% to 80%. Also, during 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Turkey at a cost of $15.9 million. The Company’s ownership of this subsidiary increased from 59.4% to 74.6%.

      Dividends received by the Company and its domestic subsidiaries from its consolidated international operations for 2002, 2001 and 2000 were $113.1 million, $114.8 million and $102.2 million, respectively. Dividends received by the Company from its unconsolidated affiliates accounted for using the equity method for 2002, 2001 and 2000 were $1.6 million, $3.0 million and $1.6 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments (continued)

Non-cash Investing and Financing Activities

The Consolidated Statement of Cash Flows is presented net of the following transactions:

      In connection with Goodyear’s strategic alliance with Sumitomo, on February 25, 1999, the Company issued to Sumitomo at par its 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 pursuant to a Note Purchase Agreement dated February 25, 1999 (the “Note Agreement”). The Company’s Note was convertible during the period beginning July 16, 2000 through August 15, 2000 into 2,281,115 shares of the Common Stock, without par value, of the Company at a conversion price of ¥5,731 per share, subject to certain adjustments. In addition, on February 25, 1999, the Company purchased at par from Sumitomo a 1.2% Convertible Note Due August 16, 2000, in the principal amount of ¥13,073,070,934 (the “Sumitomo Note”). The Sumitomo Note was convertible, if not earlier redeemed, during the period beginning July 16, 2000 through August 15, 2000 into 24,254,306 shares of the Common Stock, ¥50 par value per share, of Sumitomo at a conversion price of ¥539 per share, subject to certain adjustments. The principal amount of each Note was equivalent to $108.0 million at February 25, 1999. The Company converted the Sumitomo Note in its entirety on July 27, 2000 into 24,254,306 shares of the Common Stock of Sumitomo, which represents 10% of Sumitomo’s outstanding shares.

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

      In 2002, the Company issued 11.3 million shares of its Common Stock and recorded $137.9 million as a contribution to certain domestic pension plans. In 2001, the Company issued 4.3 million shares of its Common Stock and recorded $100.0 million as a contribution to certain domestic pension plans. In 2000, Goodyear acquired a majority ownership interest in a retreading production and distribution operation in the United States, and recorded a liability for the expected future payment of $71.2 million.

Note 8.	Properties and Plants

	2002			2001

		Capital			Capital
	Owned	Leases	Total	Owned	Leases	Total
(In millions)
Properties and plants, at cost:
Land and improvements	$384.4	$15.9	$400.3	$368.0	$15.3	$383.3
Buildings and improvements	1,643.2	108.3	1,751.5	1,606.3	98.7	1,705.0
Machinery and equipment	9,042.1	88.4	9,130.5	8,607.9	87.1	8,695.0
Construction in progress	481.6	—	481.6	440.9	—	440.9

	11,551.3	212.6	11,763.9	11,023.1	201.1	11,224.2
Accumulated depreciation	(6,490.3)	(81.3)	(6,571.6)	(5,984.7)	(73.5)	(6,058.2)

	$5,061.0	$131.3	$5,192.3	$5,038.4	$127.6	$5,166.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Properties and Plants (continued)

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, approximately 18 years; machinery and equipment, approximately 10 years.

Note 9.	Leased Assets

Net rental expense charged to income follows:

	2002	2001	2000
(In millions)
Gross rental expense	$294.6	$288.8	$289.9
Sublease rental income	(68.4)	(67.8)	(69.1)

	$226.2	$221.0	$220.8

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

      While substantially all subleases and some operating leases are cancellable for periods beyond 2003, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, Goodyear would normally expect to renew the leases or substitute another more favorable retail location.

      The following table presents minimum future lease payments:

						2008 and
	2003	2004	2005	2006	2007	Beyond	Total
(In millions)
Capital Leases
Minimum lease payments	$9.8	$9.2	$7.6	$6.8	$6.6	$61.6	$101.6
Imputed interest							(37.4)
Executory costs							(1.2)

Present value							$63.0

Operating Leases
Minimum lease payments	$267.2	$221.6	$174.8	$160.4	$105.0	$474.6	$1,403.6
Minimum sublease rentals	(43.5)	(34.1)	(24.2)	(15.7)	(9.2)	(15.2)	(141.9)

	$223.7	$187.5	$150.6	$144.7	$95.8	$459.4	$1,261.7

Imputed interest							(500.5)

Present value							$761.2

The Company is a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $30 million in each SPE. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities and approximately $30 million is included in Other Long Term Liabilities as a deferred gain related to the corporate aircraft.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Leased Assets (continued)

      Consolidation of the assets, liabilities and results of operations of these SPEs in accordance with FIN 46 would increase property, plant and equipment and long term debt by approximately $60 million. Financing costs recognized in the Company’s financial statements would not change significantly. Financing costs related to these SPEs are currently included in Selling, Administrative and General Expense, and would be recognized prospectively as Interest Expense.

Note 10.	Financing Arrangements and Derivative Financial Instruments

Goodyear had credit arrangements of $5.59 billion available at December 31, 2002, of which $1.81 billion were unused.

Short Term Debt and Financing Arrangements

At December 31, 2002, Goodyear had short term committed and uncommitted credit arrangements totaling $.97 billion, of which $.68 billion were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees or compensating balances associated with these arrangements.

      Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $653.2 million at December 31, 2002, compared to $364.7 million at December 31, 2001. Current maturities of long term debt represented $369.8 million of this total, with a weighted average interest rate of 7.9% at December 31, 2002 ($109.7 million and 5.46% at December 31, 2001, respectively). The remaining $283.4 million was short term debt of international subsidiaries, with a weighted average interest rate of 5.4% at December 31, 2002 ($255.0 million and 6.6% at December 31, 2001, respectively).

Long Term Debt and Financing Arrangements

At December 31, 2002, Goodyear had long term credit arrangements totaling $4.62 billion, of which $1.13 billion were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

      The following table presents long term debt at December 31:

	2002	2001
(In millions)
5.375% Swiss franc bond due 2006	$114.0	$94.5
6.375% Euro Notes due 2005	418.8	354.5
Notes:
8 1/8% due 2003	300.0	299.8
6 5/8% due 2006	269.2	249.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.7
7 6/7% due 2011	650.0	650.0
7% due 2028	149.0	149.0
Bank term loans due 2005 (at December 31, 2001, due 2002 – 2005)	850.0	895.7
Other domestic and international debt	145.0	171.8

	3,295.8	3,264.5
Capital lease obligations	63.0	48.8

	3,358.8	3,313.3
Less portion due within one year	369.8	109.7

	$2,989.0	$3,203.6

At December 31, 2002, the fair value of Goodyear’s long term fixed rate debt amounted to $2.10 billion, compared to its carrying amount of $2.48 billion. At December 31, 2001, the fair value of Goodyear’s long term fixed rate debt amounted to $2.36 billion, compared to its carrying amount of $2.35 billion. The difference was attributable primarily to higher yields in 2002 and the long term notes issued in 2001. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of $250 million 6 5/8% Notes due 2006 was hedged by interest rate contracts at December 31, 2002, as discussed below. The fair value of Goodyear’s variable rate debt approximated its carrying amount at December 31, 2002 and 2001.

      The Swiss franc bond and related interest payments were hedged by currency swap agreements at December 31, 2002 and 2001, as discussed below.

      Goodyear has designated Euro100 million principal amount of the Euro Notes as hedging the exposure to the impact of Euro/U.S. dollar exchange rate movements on the equity of certain of its subsidiaries in Europe. The remaining Euro300 million principal amount and related interest payments was hedged by currency swap agreements at December 31, 2002 and 2001, as discussed below.

      The Notes and Euro Notes have an aggregate face amount of $2.17 billion and are reported net of unamortized discounts aggregating $2.2 million ($2.10 billion and $2.7 million, respectively, at December 31, 2001).

      The bank term loans due 2005 are comprised of $525.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 3.9% per annum, and $325.0 million of fixed rate agreements bearing interest at a weighted average rate of 5.0% per annum at December 31, 2002. At December 31, 2001, the bank term loans due 2002 through 2005 were comprised of $890.0 million of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 4.0% per annum, and $5.7 million of fixed rate agreements bearing interest at a weighted average rate of 6.1% per annum. The interest rate on $325 million principal amount of bank term loans due 2005 was hedged by interest rate

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

contracts at December 31, 2002 and 2001, as discussed below. There were no domestic short term bank borrowings outstanding at December 31, 2002 or 2001.

      Other domestic and international debt consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies and maturing in 2003-2012 (at December 31, 2001, maturing in 2002-2004). The weighted average interest rate in effect under these loans was 6.15% at December 31, 2002, compared to 6.22% at December 31, 2001.

      At December 31, 2002, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. These agreements were amended in August 2002. The Company was also party to an $800 million term loan agreement.

      The $750 million five-year revolving credit facility was with 26 domestic and international banks and provided for borrowings of up to the $750 million commitment at any time until August 15, 2005, when the commitment was to terminate and any outstanding loans would have matured. Goodyear paid a commitment fee ranging from 20 to 50 basis points (based on the Company’s long term debt ratings from Standard & Poor’s or Moody’s) on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 80 to 150 basis points for LIBOR loans and 92.5 to 162.5 basis points for CD rate loans. These fees could fluctuate quarterly within these ranges based upon Goodyear’s credit rating. During 2002, commitment fees averaged 26.1 basis points.

      Under the five-year revolving credit facility, the Company could provide up to $200 million of standby letters of credit. The Company provided $199.7 million of standby letters of credit as of December 31, 2002. The Company paid a participation fee with respect to its participation in letters of credit ranging from 80 to 150 basis points (based on the Company’s long term debt ratings from Standard & Poor’s or Moody’s) on the average daily amount of such exposure. During 2002, participation fees averaged 144 basis points.

      The $575 million 364-day revolving credit facility, which was an extension of a $775 million facility that expired on August 13, 2002, was with 21 domestic and international banks and provided for borrowings of up to the $575 million commitment at any time until August 12, 2003, on which date the facility commitment would have terminated, unless extended by the Company and the banks. If the banks did not agree to extend their commitment, the Company, at its option, could have extended the facility for one year as a term loan in an amount up to the facility commitment, which would have matured on August 12, 2004. Goodyear paid a commitment fee ranging from 15 to 35 basis points (based on the Company’s long term debt ratings from Standard & Poor’s or Moody’s) on the entire amount of the commitment (whether or not borrowed) and a usage fee on amounts borrowed (other than on a competitive bid or prime rate basis) ranging from 85 to 165 basis points for LIBOR loans and 97.5 to 177.5 basis points for CD loans. These fees could fluctuate quarterly within these ranges based upon Goodyear’s credit rating. During 2002, commitment fees averaged 18.4 basis points.

      Each of the revolving credit facilities provided that the Company could obtain loans bearing interest at reserve adjusted LIBOR or a defined CD rate, plus in each case the applicable usage fee, at rates based on the prime rate, or at rates determined on a competitive bid basis. Under each of the revolving credit facilities, a utilization fee of 25 basis points per annum was charged each day on which the sum of the outstanding loans exceeded 50% of the total commitment. There were no borrowings outstanding under these agreements at any time during 2002 and therefore no utilization fees were incurred. These revolving credit facilities could have been used, if necessary, to fund the Company’s ordinary course of business needs, to repay maturing debt, and for other needs as they arise, and also serve as a backstop for the Company’s uncommitted short term bank facilities.

      The $800 million term loan was with 28 domestic and international banks and would have matured on March 30, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

      The revolving credit facilities and the term loan contained certain covenants that, among other things, required the Company to maintain at the end of each fiscal quarter a minimum consolidated net worth and a defined minimum interest coverage ratio. In addition, the agreements established limits on the aggregate amount of consolidated debt and certain other obligations the Company and its subsidiaries could incur and on the amount of unfunded benefit obligations permitted under certain of the Company’s pension plans.

      On August 13, 2002, the expiration date of the Company’s previously existing 364-day revolving credit agreement, the revolving credit agreements and the term loan were amended. The amendments reduced the commitment amount of the 364-day facility from $775 million to $575 million and increased certain pricing terms in the agreements. The Company paid fees to lenders as consideration for their granting the amendments.

      On December 24, 2002, the Company obtained waivers of the pension funding and net worth covenants contained in its revolving credit facilities and term loan agreement, which waivers were effective until the execution of the amendments to the agreements discussed in Note 24, Subsequent Events. The Company paid fees to the lenders as consideration for their granting the waivers.

      The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 2002 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms. The maturities below reflect the restructuring and refinancing of the Company’s credit facilities on April 1, 2003, as discussed in Note 24.

	2003	2004	2005	2006	2007
(In millions)
Debt incurred under or supported by revolving credit agreements	$—	$—	$—	$—	$—
Other	369.8	10.4	1,332.7	389.2	305.7

	$369.8	$10.4	$1,332.7	$389.2	$305.7

Certain of Goodyear’s affiliates are restricted from remitting funds to the parent company by means of dividends, advances or loans, primarily due to credit facility restrictions currently in place in those locations. At December 31, 2002, approximately $211 million was restricted, of which approximately $103 million related to affiliates not consolidated.

      Refer to Note 4 for additional information on financing arrangements. Refer to Note 9 for additional information on capital lease obligations. Refer to Note 24 for additional information on the restructuring and refinancing of the credit facilities.

Derivative Financial Instruments

Goodyear adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, on January 1, 2001.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

decision. At December 31, 2002, the interest rate on 70% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 75% at December 31, 2001.

      The following tables present contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

	December 31, 2001	New	Matured	December 31, 2002
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$325.0	—	—	$325.0
Pay fixed rate	5.00%	—	—	5.00%
Receive variable LIBOR	1.91	—	—	1.40

Average years to maturity	2.25			1.25
Fair value: asset (liability)	$(9.2)			$(14.2)
Carrying amount:
Long term asset	.2			—
Current liability	(8.3)			(11.6)
Long term liability	(1.1)			(2.6)
Floating rate contracts:
Notional principal amount	—	$250.0	—	$250.0
Pay variable LIBOR	—	3.69%	—	3.18%
Receive fixed rate	—	6.63	—	6.63

Average years to maturity	—			3.95
Fair value: asset (liability)	—			$20.3
Carrying amount:
Current asset	—			8.4
Long term asset	—			11.9

      Weighted average information during the years 2002, 2001 and 2000 follows:

	2002	2001	2000
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$325.0	$129.0	$71.0
Pay fixed rate	5.00%	5.43%	6.24%
Receive variable LIBOR	1.91	3.58	6.63
Floating rate contracts:
Notional principal amount	$210.0	—	—
Pay variable LIBOR	3.68%	—	—
Receive fixed rate	6.63	—	—

Interest Rate Lock Contracts

Goodyear will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2002 or 2001.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

Foreign Currency Contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear will enter into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro300 million of Euro Notes due 2005 are hedged by currency swap agreements.

      Contracts hedging the Swiss franc bond, the Euro Notes, forecasted intercompany sales and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged forecasted intercompany sales and intercompany royalty transactions will occur during 2003. Contracts hedging short term trade receivables and payables normally have no hedging designation.

      Amounts are reclassified from OCI into earnings each period to offset the effects of exchange rate movements on the principal and interest of the Swiss franc bond and the Euro Notes. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense and sales of intercompany purchases to third parties.

      The following table presents foreign currency contracts at December 31:

	2002		2001

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Buy currency:
Euro	$353.0	$321.1	$441.2	$460.2
Swiss franc	140.2	111.2	99.4	94.0
Brazilian real	42.4	40.0	—	—
Japanese yen	14.4	15.2	16.1	16.0
U.S. dollar	13.7	14.2	49.6	49.0
Czech krona	13.3	13.5	—	—
Canadian dollar	—	—	45.2	45.8
British pound	2.1	2.1	10.3	10.3

	$579.1	$517.3	$661.8	$675.3

Contract maturity:
Swiss franc swap	3/06		3/06
Euro swap	6/05		6/05
All other	1/03 – 12/18		1/02 – 3/03

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

	2002		2001

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Sell currency:
British pound	$52.6	$53.1	$—	$—
Brazilian real	42.4	43.6	—	—
Swedish krona	35.4	35.6	22.9	22.4
Canadian dollar	23.4	23.7	—	—
Euro	13.6	13.4	95.0	96.0
All other	8.7	9.1	11.2	11.2

	$176.1	$178.5	$129.1	$129.6

Contract maturity	1/03		1/02 – 3/02

	2002	2001

Carrying amount – asset (liability):
Swiss franc swap — current	$(2.8)	$(4.6)
Swiss franc swap — long term	31.6	10.2
Euro swaps — current	(1.1)	(5.5)
Euro swaps — long term	27.8	(15.0)
Other — current asset	8.5	2.4
Other — current (liability)	—	(1.1)

At December 31, 2002, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options are designated as cash flow hedges. At December 31, 2002, the underlying contract value of these options totaled $42.6 million and the fair value totaled $.2 million.

      The counterparties to Goodyear’s interest rate swap and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Neither the risks of counterparty nonperformance nor the economic consequences of counterparty nonperformance associated with these contracts were considered by Goodyear to be material.

Hedges of Net Investment in Foreign Operations

In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders’ equity, Goodyear has designated certain foreign currency-denominated nonderivative instruments as hedges of its net investment in various foreign operations.

      Throughout 2002, Euro100 million of Goodyear’s 6.375% Euro Notes due 2005 was designated as hedging Goodyear’s net investment in certain European subsidiaries that have the Euro as the functional currency.

Results of Hedging Activities

Ineffectiveness and premium amortization pretax charges totaled $.5 million and $1.5 million during the twelve months ended December 31, 2002 and 2001, respectively. Deferred net pretax losses totaling $9.9 million on hedges of forecasted transactions are anticipated to be recognized in income during the twelve months ending December 31, 2003, due to pay/receive interest rate differentials on fixed rate interest rate contracts. It is not

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of certain long term currency exchange agreements.

      Deferred pretax losses totaling $16.0 million and gains totaling $4.9 million were recorded as Foreign Currency Translation Adjustment during the twelve months ended December 31, 2002 and 2001, respectively, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

Note 11.	Stock Compensation Plans and Dilutive Securities

The Company’s 1989 Goodyear Performance and Equity Incentive Plan, the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company and the 2002 Performance Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan expired on April 14, 1997, and the 1997 Plan expired on December 31, 2001, except, in each case, with respect to grants and awards outstanding. The 2002 Plan will expire by its terms on April 25, 2005, except with respect to grants and awards then outstanding. Stock options and related SARs granted under the above plans generally have a maximum term of ten years and vest pro rata over four years.

      Performance units granted during 2002, 2001 and 2000 are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%) over a one, two or three year performance period each beginning January 1 of the year subsequent to the year of grant. To the extent earned, a portion of the performance units will generally be paid in cash (subject to deferral under certain circumstances) and a portion may be automatically deferred for at least five years in the form of units. Each unit is equivalent to a share of the Company’s Common Stock and payable in cash, shares of the Company’s Common Stock or a combination thereof at the election of the participant. A maximum of 12,000,000 shares of the Company’s Common Stock are available for issuance pursuant to grants and awards made under the 2002 Plan through April 15, 2005.

      On December 4, 2000, the Company adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees, under which options in respect of up to 3,500,000 shares of the Common Stock of the Company may be granted, and the Hourly and Salaried Employee Stock Option Plan, under which options in respect of up to 600,000 shares of the Company’s Common Stock may be granted. Stock options granted under these plans generally have a maximum term of ten years and vest over one to three years. The Hourly Bargaining Unit Plan expired on September 30, 2001, and the Hourly and Salaried Plan expired on December 31, 2002, except, in each case, with respect to options then outstanding.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Compensation Plans and Dilutive Securities (continued)

      Stock-based compensation activity for the years 2002, 2001 and 2000 follows:

	2002		2001		2000

	Shares	SARs	Shares	SARs	Shares	SARs

Outstanding at January 1	21,841,798	3,398,781	19,054,838	2,783,983	12,418,808	2,141,954
Options granted	3,452,254	863,372	3,208,270	732,248	6,606,441	689,170
Options without SARs exercised	(110,642)	—	(105,360)	—	(36,900)	—
Options with SARs exercised	(6,439)	(6,439)	(6,665)	(6,665)	—	—
SARs exercised	(400)	(400)	(13,500)	(13,500)	(3,900)	(3,900)
Options without SARs expired	(509,313)	—	(345,151)	—	(227,913)	—
Options with SARs expired	(144,484)	(144,484)	(97,285)	(97,285)	(43,241)	(43,241)
Performance units granted	227,100	—	283,300	—	478,200	—
Performance unit shares issued	(28,196)	—	—	—	(127,871)	—
Performance units cancelled	(247,919)	—	(136,649)	—	(8,786)	—

Outstanding at December 31	24,473,759	4,110,830	21,841,798	3,398,781	19,054,838	2,783,983

Exercisable at December 31	15,205,724	2,314,354	12,217,868	1,809,894	8,105,308	1,312,398

Available for grant at December 31	8,497,830		486,130		4,179,728

Significant option groups outstanding at December 31, 2002 and related weighted average price and remaining life information follows:

Grant	Options	Options	Exercisable	Remaining
Date	Outstanding	Exercisable	Price	Life (Years)

12/03/02	3,067,020	—	$7.94	10
12/03/01	3,018,519	815,029	22.05	9
12/04/00	5,696,047	3,780,389	17.68	8
12/06/99	3,105,873	2,495,110	32.00	7
11/30/98	2,036,799	2,036,799	57.25	6
12/02/97	1,762,719	1,762,719	63.50	5
12/03/96	1,492,426	1,492,426	50.00	4
1/09/96	1,167,959	1,167,959	44.00	3
All other	2,335,052	1,655,293	36.56	4.5

The 2,335,052 options in the ‘All other’ category were outstanding at exercise prices ranging from $8.82 to $74.25, with a weighted average exercise price of $30.63. All options and SARs were granted at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant.

      Weighted average option exercise price information follows:

	2002	2001	2000

Outstanding at January 1	$33.87	$35.54	$45.63
Granted during the year	7.94	22.05	17.68
Exercised during the year	17.78	20.53	16.59
Outstanding at December 31	30.28	33.87	35.54
Exercisable at December 31	38.13	41.34	47.48

Forfeitures and cancellations were insignificant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Compensation Plans and Dilutive Securities (continued)

      Weighted average fair values at date of grant for grants in 2002, 2001 and 2000 follow:

	2002	2001	2000

Options	$3.59	$6.95	$6.58
Performance units	7.94	22.05	19.00

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	5	5	5
Interest rate	3.18%	4.48%	5.44%
Volatility	47.5	25.2	30.5
Dividend yield	—	3.18	2.81

The fair value of performance units at date of grant was equal to the market value of the Company’s Common Stock at that date.

      Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	2002	2001	2000

Average shares outstanding — basic	167,020,375	159,955,869	156,840,646
Stock options	—	—	213,443
1.2% Convertible Note Payable	—	—	1,710,837

Average shares outstanding — diluted	167,020,375	159,955,869	158,764,926

The average shares outstanding-diluted totals for 2002 and 2001 do not include the antidilutive impact of ..8 million and 1.8 million shares, respectively, of potential common stock associated with stock options. 2001 does not include .1 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

      Refer to Note 1 for additional information on stock-based compensation.

Note 12.	Savings Plans

Substantially all domestic associates are eligible to participate in one of Goodyear’s two savings plans. Under these plans associates elect to contribute a percentage of their pay. Most plans provided for Goodyear’s matching of these contributions, through December 31, 2002, (up to a maximum of 6% of the associate’s annual pay or, if less, $11,000) at the rate of 50%. Goodyear contributions were $38.1 million, $37.8 million and $41.4 million for 2002, 2001 and 2000, respectively. During 2002, Goodyear suspended the matching contribution portion of the plan for all salaried associates, effective January 1, 2003.

      A defined contribution pension plan for certain foreign associates was established July 1, 1999. Goodyear contributions were $.1 million in 2002, 2001 and 2000. In April 2001, a defined contribution plan was established for associates at Wingfoot Commercial Tire Systems LLC. Goodyear contributions to this plan were $1.4 million in 2002 and $1.1 million in 2001.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Postretirement Health Care and Life Insurance Benefits

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

      Net periodic benefit cost follows:

	2002	2001	2000
(In millions)
Service cost — benefits earned during the period	$18.0	$17.8	$19.5
Interest cost on accumulated benefit obligation	191.2	183.2	164.2
Amortization of unrecognized: — net losses	20.2	13.6	14.7
— prior service cost	19.4	10.4	(2.2)

	$248.8	$225.0	$196.2

As a result of rationalization actions, Goodyear recognized a curtailment gain of $.2 million and a special termination loss of $6.5 million in 2001. Refer to Note 2.

      The following table sets forth changes in the accumulated benefit obligation and amounts recognized on Goodyear’s Consolidated Balance Sheet at December 31, 2002 and 2001:

	2002	2001
(In millions)
Accumulated benefit obligation:
Beginning balance	$(2,383.7)	$(2,153.7)
Service cost — benefits earned	(18.0)	(17.8)
Interest cost	(191.2)	(183.2)
Plan amendments	(127.0)	(150.1)
Actuarial loss	(177.1)	(138.0)
Associate contributions	(4.8)	(4.2)
Curtailments/settlements	—	(6.4)
Foreign currency translation	1.8	11.6
Benefit payments	289.6	258.1

Ending balance	(2,610.4)	(2,383.7)
Unrecognized net loss	595.0	440.5
Unrecognized prior service cost	229.3	119.0

Accrued benefit liability recognized on the Consolidated Balance Sheet	$(1,786.1)	$(1,824.2)

Of the accrued benefit liability recognized, $304.7 million and $266.7 million was included in current liabilities at December 31, 2002 and 2001, respectively.

      The following table presents significant assumptions used:

	2002		2001		2000

	U.S.	International	U.S.	International	U.S.	International

Discount rate	7.25%	7.48%	7.75%	7.5%	8.0%	7.7%
Rate of increase in compensation levels	4.0	4.8	4.0	4.5	4.0	4.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Postretirement Health Care and Life Insurance Benefits (continued)

A 7.0% annual rate of increase in the cost of health care benefits for retirees under age 65 and a 7.0% annual rate of increase for retirees 65 years and older is assumed in respect of 2003. These rates gradually decrease to 5.0% in 2007 and remain at that level thereafter. A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 2002 and the aggregate service and interest cost for the year then ended as follows:

	1% Increase	1% Decrease
(In millions)
Accumulated benefit obligation	$21.2	$(18.4)
Aggregate service and interest cost	2.2	(1.8)

Note 14.	Pensions

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

      Net periodic pension cost follows:

	2002	2001	2000
(In millions)
Service cost — benefits earned during the period	$109.8	$110.3	$119.6
Interest cost on projected benefit obligation	390.5	377.4	353.0
Expected return on plan assets	(391.1)	(441.0)	(470.7)
Amortization of unrecognized: — prior service cost	81.6	84.1	69.1
— net (gains) losses	25.0	6.8	(7.1)
— transition amount	.6	.6	.4

	$216.4	$138.2	$64.3

Goodyear recognized a curtailment loss of $.3 million and a special termination loss of $.8 million during 2002. During 2001, Goodyear recognized a settlement gain of $1.1 million, a curtailment gain of $.8 million and a special termination loss of $25.1 million. During 2000, Goodyear recognized a settlement loss of $1.4 million, a curtailment loss of $1.5 million and a special termination loss of $6.4 million. Refer to Note 2.

      The following table sets forth the funded status and amounts recognized on Goodyear’s Consolidated Balance Sheet at December 31, 2002 and 2001. At the end of 2002 and 2001, assets exceeded accumulated

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Pensions (continued)

benefits in certain plans and accumulated benefits exceeded assets in others. Plan assets are invested primarily in common stocks and fixed income securities.

	2002	2001
(In millions)
Projected benefit obligation:
Beginning balance	$(5,215.0)	$(5,051.4)
Service cost – benefits earned	(109.8)	(110.3)
Interest cost	(390.5)	(377.4)
Plan amendments	(5.4)	(11.1)
Actuarial loss	(323.8)	(157.6)
Associate contributions	(19.7)	(20.2)
Divestitures	—	2.1
Curtailments/settlements	1.6	(1.1)
Foreign currency translation	(126.6)	63.6
Benefit payments	359.0	448.4

Ending balance	(5,830.2)	(5,215.0)
Plan assets	3,602.4	4,176.2

Projected benefit obligation in excess of plan assets	(2,227.8)	(1,038.8)
Unrecognized prior service cost	492.3	573.4
Unrecognized net loss	2,066.4	798.3
Unrecognized net obligation at transition	4.4	4.7

Net benefit cost recognized on the Consolidated Balance Sheet	$335.3	$337.6

The following table presents significant assumptions used:

	2002		2001		2000

	U.S.	International	U.S.	International	U.S.	International

Discount rate	7.25%	6.2%	7.75%	6.5%	8.0%	6.7%
Rate of increase in compensation levels	4.0	3.5	4.0	3.5	4.0	3.6
Expected long term rate of return on plan assets	9.5	8.4	10.0	8.5	9.5	8.6

The following table presents amounts recognized on the Consolidated Balance Sheet:

	2002	2001
(In millions)
Prepaid benefit cost — current	$301.9	$159.4
— long term	368.2	474.2
Accrued benefit cost — current	(78.2)	(69.1)
— long term	(2,568.9)	(1,146.0)
Intangible asset	499.5	504.9
Deferred income taxes	178.6	136.2
Minority shareholders’ equity	117.3	20.7
Accumulated other comprehensive income	1,516.9	257.3

Net benefit cost recognized on the Consolidated Balance Sheet	$335.3	$337.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Pensions (continued)

The following table presents changes in plan assets:

	2002	2001
(In millions)
Beginning balance	$4,176.2	$4,749.6
Actual return on plan assets	(535.7)	(230.6)
Company contributions	226.9	186.5
Associate contributions	19.7	20.2
Settlements	—	(48.3)
Foreign currency translation	74.3	(52.8)
Benefit payments	(359.0)	(448.4)

Ending balance	$3,602.4	$4,176.2

For plans that are not fully funded:

	2002	2001
(In millions)
Projected benefit obligation	$5,795.6	$4,367.1
Accumulated benefit obligation	5,523.0	4,177.2
Plan assets	3,566.4	3,378.2

Certain international subsidiaries maintain unfunded plans consistent with local practices and requirements. At December 31, 2002, these plans accounted for $177.0 million of Goodyear’s accumulated benefit obligation, $187.2 million of its projected benefit obligation and $16.9 million of its minimum pension liability adjustment ($153.1 million, $162.4 million and $13.4 million, respectively, at December 31, 2001).

Note 15.	Income Taxes

The components of Income (Loss) before Income Taxes, adjusted for Minority Interest in Net Income (Loss) of Subsidiaries, follow:

	2002	2001	2000
(In millions)
U.S.	$(425.0)	$(341.2)	$(142.3)
Foreign	407.1	68.2	201.1

	(17.9)	(273.0)	58.8
Minority Interest in Net Income (Loss) of Subsidiaries	55.8	.2	33.5

	$37.9	$(272.8)	$92.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

      A reconciliation of Federal income taxes at the U.S. statutory rate to income taxes provided follows:

	2002	2001	2000
(In millions)
U.S. Federal income tax at the statutory rate of 35%	$13.3	$(95.5)	$32.3
Adjustment for foreign income taxed at different rates	(20.7)	(17.3)	(26.0)
Valuation allowance for U.S. tax assets	1,081.5	—	—
State income taxes, net of Federal benefit	(4.4)	(21.1)	(7.4)
Foreign operating loss with no tax benefit provided	5.2	69.4	24.8
Settlement of prior years liabilities	(33.2)	—	—
Provision for repatriation of foreign earnings	50.2	.1	1.3
Other	(4.0)	(5.0)	(6.5)

United States and Foreign Taxes on Income (Loss)	$1,087.9	$(69.4)	$18.5

      The components of the provision for income taxes by taxing jurisdiction follow:

	2002	2001	2000
(In millions)
Current:
Federal	$(46.5)	$45.9	$2.3
Foreign income and withholding taxes	154.1	134.5	151.4
State	(7.6)	2.2	3.7

	100.0	182.6	157.4
Deferred:
Federal	890.2	(184.4)	(101.4)
Foreign	(20.8)	(32.9)	(22.6)
State	118.5	(34.7)	(14.9)

	987.9	(252.0)	(138.9)

United States and Foreign Taxes on Income (Loss)	$1,087.9	$(69.4)	$18.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2002 and 2001 follow:

	2002	2001
(In millions)
Postretirement benefits and pensions	$929.8	$620.9
Capitalized expenditures for tax reporting	457.0	341.3
Tax credit and operating loss carryforwards	256.3	206.9
Accrued expenses deductible as paid	130.2	172.0
Vacation and sick pay	70.4	68.6
Alternative minimum tax credit carryforwards	68.2	20.0
Rationalizations and other provisions	14.6	43.3
Other	103.6	138.5

	2,030.1	1,611.5
Valuation allowance	(1,646.1)	(257.9)

Total deferred tax assets	384.0	1,353.6
Total deferred tax liabilities:
— property basis differences	(473.3)	(444.7)
— inventory	(31.0)	(61.0)
— tax on undistributed subsidiary earnings	(13.9)	(11.6)

Total deferred tax assets (liabilities)	$(134.2)	$836.3

In the fourth quarter of 2002, Goodyear recorded a non-cash charge of $1.08 billion, or $6.17 per share ($6.48 per share on a year to date basis), to establish a valuation allowance against net Federal and state deferred tax assets. In addition, a valuation allowance of $337.2 million was established against tax benefits that were recorded in OCI in 2002. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Goodyear’s U.S. losses in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. Goodyear intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the Federal and state deferred tax assets.

      At December 31, 2002, Goodyear had $251.4 million of tax assets for net operating loss carryforwards related to certain international subsidiaries, some of which are subject to expiration beginning in 2003. A valuation allowance totaling $227.4 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.

      In 2002, Goodyear determined that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly, Goodyear recorded a provision of $50.2 million for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income.

      No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of $1.64 billion is required because the amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

      Goodyear made net cash payments for income taxes in 2002, 2001 and 2000 of $125.9 million, $50.8 million and $152.7 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.	Interest Expense

Interest expense includes interest and amortization of debt discounts and issuance costs, less amounts capitalized as follows:

	2002	2001	2000
(In millions)
Interest expense before capitalization	$248.8	$298.8	$294.6
Capitalized interest	(7.5)	(6.4)	(12.0)

	$241.3	$292.4	$282.6

Goodyear made cash payments for interest in 2002, 2001 and 2000 of $260.6 million, $292.6 million and $261.0 million, respectively.

Note 17.	Research and Development

Research and development costs for 2002, 2001 and 2000 were $380.0 million, $375.5 million and $423.1 million, respectively.

Note 18.	Advertising Costs

Advertising costs, including costs for Goodyear’s cooperative advertising programs with dealers and franchisees, for 2002, 2001 and 2000 were $281.7 million, $294.3 million and $266.7 million, respectively.

Note 19.	Business Segments

Segment information reflects the strategic business units of Goodyear (SBUs), which are organized to meet customer requirements and global competition.

      The Tire business is comprised of five regional SBUs. The Engineered Products and Chemical Products businesses are each managed on a global basis. Segment information is reported on the basis used for reporting to Goodyear’s President and Chief Executive Officer.

      Each of the five regional tire business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.

      North American Tire provides original equipment and replacement tires for autos, motorcycles, trucks, farm, aircraft and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale.

      European Union Tire provides original equipment and replacement tires for autos, motorcycles, trucks, farm and construction applications in the European Union, Norway, Switzerland and export markets. European Union Tire also retreads truck and aircraft tires.

      Eastern Europe, Africa and Middle East Tire provides original equipment and replacement tires for autos, trucks, farm, construction and mining applications in Eastern Europe, Africa, the Middle East and export markets.

      Latin American Tire provides original equipment and replacement tires for autos, trucks, tractors, aircraft and construction applications in Central and South America, Mexico and export markets. Latin American Tire also manufactures materials for tire retreading.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

      Asia Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in Asia, the Western Pacific and export markets. Asia Tire also retreads truck, construction equipment and aircraft tires and provides automotive repair services.

      Engineered Products develops, manufactures and sells belts, hoses, molded products, airsprings, tank tracks and other products for original equipment and replacement transportation applications and industrial markets worldwide.

      Chemical Products develops, manufactures and sells synthetic rubber and rubber latices, synthetic resins, and other organic chemical products for internal and external customers worldwide. Chemical Products also engages in plantation and natural rubber purchasing operations.

	2002	2001	2000
(In millions)
Sales
North American Tire	$6,703.3	$7,152.3	$7,111.3
European Union Tire	3,314.9	3,128.0	3,198.1
Eastern Europe, Africa and Middle East Tire	807.1	703.1	793.0
Latin American Tire	947.6	1,012.6	1,047.9
Asia Tire	531.7	493.9	524.6

Total Tires	12,304.6	12,489.9	12,674.9
Engineered Products	1,126.5	1,122.3	1,174.2
Chemical Products	937.9	1,037.3	1,129.7

Total Segment Sales	14,369.0	14,649.5	14,978.8
Inter-SBU Sales	(545.5)	(521.0)	(567.1)
Other	26.5	18.7	5.4

Net Sales	$13,850.0	$14,147.2	$14,417.1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

	2002	2001	2000
(In millions)
Segment Operating Income
North American Tire	$(35.5)	$107.8	$260.7
European Union Tire	102.6	57.2	88.7
Eastern Europe, Africa and Middle East Tire	91.9	20.2	54.6
Latin American Tire	102.4	89.8	69.8
Asia Tire	43.9	19.9	17.9

Total Tires	305.3	294.9	491.7
Engineered Products	45.6	11.6	43.1
Chemical Products	69.4	60.2	64.2

Total Segment Operating Income	420.3	366.7	599.0
Rationalizations and asset sales	17.1	(162.4)	(119.1)
Interest expense	(241.3)	(292.4)	(282.6)
Foreign currency exchange	10.2	(.1)	6.7
Minority interest in net income of subsidiaries	(55.8)	(.2)	(33.5)
Inter-SBU income	(54.7)	(32.3)	(28.8)
Financing fees and financial instruments	(48.4)	(50.1)	(44.8)
Equity in earnings (losses) of corporate affiliates	(10.3)	(44.3)	(28.4)
Corporate goodwill amortization	—	(5.6)	(5.6)
Other	(55.0)	(52.3)	(4.1)

Income (Loss) before Income Taxes	$(17.9)	$(273.0)	$58.8

Assets
North American Tire	$4,594.8	$4,856.7	$5,268.5
European Union Tire	3,124.4	2,836.9	3,088.1
Eastern Europe, Africa and Middle East Tire	899.4	747.7	903.6
Latin American Tire	642.8	753.9	796.5
Asia Tire	604.0	600.9	668.5

Total Tires	9,865.4	9,796.1	10,725.2
Engineered Products	678.2	681.3	736.8
Chemical Products	636.9	601.6	742.9

Total Segment Assets	11,180.5	11,079.0	12,204.9
Corporate	1,966.1	2,704.4	1,363.1

Assets	$13,146.6	$13,783.4	$13,568.0

Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: net sales less cost of goods sold and selling, administrative and general expense (excluding corporate administrative expenses). Segment operating income also included equity (earnings) losses in affiliates. Inter-SBU sales by

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

Chemical Products were at a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU’s segment operating income at Chemical Products cost. Segment assets included those assets under the management of the SBU.

	2002	2001	2000
(In millions)
Investments in Affiliates
North American Tire	$66.5	$49.6	$31.0
European Union Tire	12.2	17.2	15.5
Eastern Europe, Africa and Middle East Tire	1.8	.4	.4
Latin American Tire	—	—	—
Asia Tire	8.1	7.2	7.4

Total Tires	88.6	74.4	54.3
Engineered Products	—	—	—
Chemical Products	—	—	—

Total Segment Investments in Affiliates	88.6	74.4	54.3
Corporate	53.1	26.8	43.1

Investments in Affiliates	$141.7	$101.2	$97.4

Sales and segment operating income of the Asia Tire Segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in SPT, a tire manufacturer in Australia and New Zealand. Results of operations of SPT are not reported in segment results, but are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

      The following table presents the sales and segment operating income of Goodyear’s Asia Tire Segment together with 100% of the sales and operating income of SPT:

	2002	2001	2000
(In millions)
Net Sales:
Asia Tire Segment	$531.7	$493.9	$524.6
SPT	523.6	481.3	563.6

	$1,055.3	$975.2	$1,088.2

Operating Income (Loss):
Asia Tire Segment	$43.9	$19.9	$17.9
SPT	(3.7)	(25.4)	(11.1)

	$40.2	$(5.5)	$6.8

SPT operating losses did not include net rationalization charges (credits) of approximately $(2.1) million in 2002, $48.0 million in 2001 and $32.2 million in 2000. SPT debt totaled $131.3 million at December 31, 2002, of which $26.3 million was payable to Goodyear. At December 31, 2001, SPT debt totaled $67.4 million.

      Refer to Note 20 for further information on SPT.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

      Portions of the items described in Note 2, Rationalizations, and Note 3, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	2002	2001	2000
(In millions)
Rationalizations
North American Tire	$(1.9)	$31.6	$(.7)
European Union Tire	2.7	81.5	23.3
Eastern Europe, Africa and Middle East Tire	(.4)	11.2	9.6
Latin American Tire	—	.2	65.7
Asia Tire	(1.7)	45.4	3.3

Total Tires	(1.3)	169.9	101.2
Engineered Products	4.6	1.5	3.8
Chemical Products	—	—	—

Total Segments	3.3	171.4	105.0
Corporate	5.3	35.4	19.1

Rationalizations	$8.6	$206.8	$124.1

Other (Income) and Expense
North American Tire	$4.1	$—	$—
European Union Tire	(11.4)	(17.0)	—
Eastern Europe, Africa and Middle East Tire	—	—	—
Latin American Tire	(13.7)	—	(5.0)
Asia Tire	—	—	—

Total Tires	(21.0)	(17.0)	(5.0)
Engineered Products	(.6)	—	—
Chemical Products	—	(27.4)	—

Total Segments	(21.6)	(44.4)	(5.0)
Corporate	47.4	56.2	32.8

Other (Income) and Expense	$25.8	$11.8	$27.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

	2002	2001	2000
(In millions)
Capital Expenditures
North American Tire	$229.2	$198.5	$235.4
European Union Tire	84.6	71.4	94.0
Eastern Europe, Africa and Middle East Tire	20.2	37.7	43.4
Latin American Tire	19.3	24.8	36.6
Asia Tire	30.2	16.1	35.3

Total Tires	383.5	348.5	444.7
Engineered Products	21.3	29.0	36.7
Chemical Products	21.3	26.9	76.7

Total Segment Capital Expenditures	426.1	404.4	558.1
Corporate	31.8	31.0	56.4

Capital Expenditures	$457.9	$435.4	$614.5

Depreciation and Amortization
North American Tire	$274.8	$286.0	$270.0
European Union Tire	120.4	116.5	111.7
Eastern Europe, Africa and Middle East Tire	44.2	53.3	49.3
Latin American Tire	22.3	28.2	35.9
Asia Tire	29.4	34.0	38.2

Total Tires	491.1	518.0	505.1
Engineered Products	32.8	34.3	34.4
Chemical Products	34.9	38.7	39.4

Total Segment Depreciation and Amortization	558.8	591.0	578.9
Corporate	44.0	45.7	51.4

Depreciation and Amortization	$602.8	$636.7	$630.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19.	Business Segments (continued)

Segment operating income in 2002, compared to 2001, benefited from the non-amortization of goodwill and intangible assets with indefinite useful lives under the provisions of SFAS 142. Segment operating income in 2001 and 2000 included amortization expense for goodwill and intangible assets with indefinite useful lives as follows:

	2001	2000
(In millions)
North American Tire	$3.5	$3.4
European Union Tire	13.0	12.6
Eastern Europe, Africa and Middle East Tire	4.2	4.3
Latin American Tire	.1	—
Asia Tire	1.6	2.4

Total Tires	22.4	22.7
Engineered Products	1.0	—
Chemical Products	—	—

Total Segments	23.4	22.7
Corporate	5.6	5.6

Amortization Expense of Goodwill and Intangible Assets with Indefinite Useful Lives	$29.0	$28.3

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

	2002	2001	2000
(In millions)
Net Sales
United States	$7,142.5	$7,655.8	$7,611.1
International	6,707.5	6,491.4	6,806.0

	$13,850.0	$14,147.2	$14,417.1

Long-Lived Assets
United States	$4,007.9	$4,118.7	$3,937.2
International	3,217.5	3,134.7	3,425.8

	$7,225.4	$7,253.4	$7,363.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Investment in Unconsolidated Affiliates

The following summarizes the financial information, at 100%, for SPT and RubberNetwork.com LLC (RNC), a purchasing consortium of which Goodyear owned 27.75%, at December 31, 2002 and 2001.

	December 31,

	2002	2001
(In millions)
SPT:
Current assets	$147.8	$134.3
Noncurrent assets	209.0	180.5
Current liabilities	214.0	204.0
Noncurrent liabilities	60.0	28.8
RNC:
Current assets	$13.5	$14.4
Noncurrent assets	21.8	25.6
Current liabilities	9.8	11.7
Noncurrent liabilities	21.2	26.6

The following summarizes financial information for SPT and RNC for the years ended December 31, 2002, 2001 and 2000. The amounts below for RNC for 2000 are for the period October 13, 2000 (date of inception) to December 31, 2000.

	2002	2001	2000
(In millions)
SPT:
Net sales	$523.6	$481.3	$563.6
Gross profit	141.3	109.7	141.6
Net loss	(9.5)	(55.5)	(36.9)
RNC:
Net sales	$9.0	$.2	$—
Operating loss	(13.4)	(25.0)	(2.8)
Net loss	(15.3)	(28.1)	(3.1)

Refer to Note 19 for additional information on SPT.

Note 21.	Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income follow:

	2002	2001
(In millions)
Foreign currency translation adjustment	$(1,389.1)	$(1,450.2)
Minimum pension liability adjustment	(1,516.9)	(257.3)
Unrealized investment loss	(9.3)	(16.6)
Deferred derivative loss	(6.8)	(13.2)

	$(2,922.1)	$(1,737.3)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Commitments and Contingent Liabilities

At December 31, 2002, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $440.3 million, and off-balance-sheet financial guarantees written and other commitments totaling $77.4 million.

      Binding commitments include $276.2 million related to raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. The fair value of these contracts was $.6 million unfavorable at December 31, 2002.

Warranty

At December 31, 2002, Goodyear had recorded liabilities, included in other current liabilities, totaling $10.0 million ($5.6 million at December 31, 2001) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates. Refer to Warranty at Note 1.

      The following table presents changes in the warranty reserve during 2002:

2002
(In millions)
Balance at December 31, 2001	$5.6
Settlements made during the period	(9.7)
Additional accrual for warranties issued during the period	14.1

Balance at December 31, 2002	$10.0

Environmental Matters

Goodyear had recorded liabilities totaling $53.5 million and $66.5 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at December 31, 2002 and 2001, respectively. Of these amounts, $21.4 million and $19.6 million were included in Other current liabilities at December 31, 2002 and 2001, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to Environmental Cleanup Matters at Note 1.

Workers’ Compensation

Goodyear had recorded liabilities totaling $136.7 million and $124.5 million for anticipated costs related to workers’ compensation at December 31, 2002 and 2001, respectively. Of these amounts, $50.7 million and $38.5 million were included in Current Liabilities as part of Compensation and benefits at December 31, 2002 and 2001, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $229.1 million and $218.7 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear, at

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Commitments and Contingent Liabilities (continued)

December 31, 2002 and 2001, respectively. Of these amounts, $70.0 million and $83.5 million were included in Other current liabilities at December 31, 2002 and 2001, respectively. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

      Goodyear is a defendant in numerous lawsuits involving, at December 31, 2002, approximately 97,000 claimants (approximately 62,000 claimants at December 31, 2001) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 23,500 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At December 31, 2002, Goodyear has recorded an asset in the amount it expects to collect under coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

      The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. No liability has been recorded for unknown asbestos claims, and Goodyear cannot predict the number of future claims, the ultimate cost of disposing of existing and future claims, or the future ability to recover from insurance carriers.

      The Company appealed judgments of $22.7 million and $1.3 million in civil actions in Colorado State Court on February 25, 2002 and May 16, 2002, respectively. These cases relate to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in eight class actions and five other civil actions in various Federal and state courts related to the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes or other structures of the claimants. The Company is also party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

      Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount currently accrued for at December 31, 2002, with respect thereto that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear at December 31, 2002.

      Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at December 31, 2002 in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Commitments and Contingent Liabilities (continued)

Concentrations of Labor

At December 31, 2002, approximately 57% of the Company’s employees were covered by collective bargaining agreements. 45% of the Company’s employees were covered by collective bargaining agreements that will expire in 2003. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Guarantees

The Company is a party to various agreements under which it has undertaken obligations resulting from the issuance of certain guarantees. The guarantees have been issued on behalf of the Company’s affiliates or customers of the Company. The guaranteed party is typically a financial institution that has extended credit to these parties. Normally there is no separate premium received by the Company as consideration for the issuance of guarantees.

Customer Financing

In the normal course of business, the Company will from time to time issue guarantees to financial institutions on behalf of its customers. The Company normally issues these guarantees in connection with the arrangement of financing by the customer. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by a customer, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that customer. At December 31, 2002, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $14.0 million, and which expire at various times through 2011. The Company cannot estimate the extent to which its customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments. The Company has not recorded any liabilities associated with these guarantees on the Consolidated Balance Sheet as of December 31, 2002 or 2001.

Affiliate Financing

The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At December 31, 2002, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $19.2 million, and which expire at various times through 2011. The Company cannot estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments associated with that affiliate.

      The Company holds a 50% equity interest in SPT, a partnership in Australia that manufactures and distributes tires. The terms of the partnership agreement provide that the Company is jointly and severally liable for all liabilities of the partnership. At December 31, 2002, SPT had debt totaling $131.3 million, of which $26.3 million was payable to Goodyear. The Company also owns, jointly and severally, all of the assets of the partnership.

      The Company’s percentage ownership of the net assets of the above affiliates is included on the Consolidated Balance Sheet as Investments in Affiliates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.	Preferred Stock Purchase Rights Plan

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

Note 24.	Subsequent Events

First Quarter 2003 Rationalization Actions

Goodyear expects to record a rationalization charge of approximately $62 million to $68 million in the first quarter of 2003. These actions consist of retail and administrative consolidations in North America and Europe and provide for the release of approximately 900 associates. Of the estimated charge, approximately $36 million to $40 million relates to future cash outflows, primarily associate severance costs, and $26 million to $28 million are non-cash charges, primarily the writeoff of equipment taken out of service and pension curtailments. The Company is in the process of finalizing the costs of these plans.

Restructuring and Refinancing of Credit Facilities

On April 1, 2003, the Company completed a comprehensive restructuring and refinancing of its bank credit and receivables securitization facilities. After completing the restructuring and refinancing, the Company replaced a total of $2,938 million in finance facilities with a total of $3,345 million of finance facilities including:

•	$750 million Senior Secured U.S. Revolving Credit Facility due April 2005;

•	$645 million Senior Secured U.S. Term Facility due April 2005;

•	$650 million Senior Secured European Facilities due April 2005; and

•	$1.30 billion Senior Secured Asset-Backed Facilities due March 2006.

      With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. In addition to the restructured facilities, at April 1, 2003, various international subsidiaries of Goodyear had

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24. Subsequent Events (continued)

approximately $346 million of available borrowings under non-domestic accounts receivable securitization facilities.

      As of April 1, 2003, the Company estimates that the total fees and expenses incurred for the restructuring and refinancing will be approximately $120 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, the Company estimates that approximately $15 million will be charged against income in the first quarter of 2003, and the remainder will be charged against income over the term of the agreements.

      The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities will be included on Goodyear’s consolidated balance sheet. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million five-year revolving credit facility is with 26 domestic and international banks and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. five-year revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

The $645 million U.S. term facility is with 33 domestic and international banks and matures on April 30, 2005.

      The Company may obtain loans under the U.S. five-year revolving credit facility and the U.S. term facility (collectively, the “U.S. facilities”) bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 5 basis points) plus 300 basis points. If loans under the $645 million term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the amount outstanding under the U.S. facilities.

      The collateral pledged under the U.S. facilities includes:

•	subject to certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its foreign subsidiaries;

•	perfected first-priority security interests in and mortgages on certain property, plant and equipment with a book value of at least $1.00 billion;

•	perfected first-priority security interests in and mortgages on substantially all of Goodyear’s other tangible and intangible assets including real property, equipment, contract rights and intellectual property; and

•	perfected second-priority security interests in all accounts receivable and inventory pledged as security under the Company’s $1.30 billion senior secured asset-backed facilities, cash and cash accounts, and 65% of the capital stock of Goodyear Finance Holding S.A.

      The indentures for the Company’s Swiss franc denominated bonds limit its ability to use its domestic tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that bond holders be secured on an equal and ratable basis. The manufacturing facilities indicated above will be pledged to ratably secure the Company’s Swiss franc denominated bonds to the extent required under the applicable indenture. However, the aggregate amount collateralized by these manufacturing facilities will be

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.                             Subsequent Events (continued)

limited to 15% of the Company’s shareholders’ equity, in order that the security interests granted to the lenders under the restructured facilities will not be required to be shared with the holders of indebtedness outstanding under the Company’s other existing bond indentures.

      The U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit of $275 million in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. Goodyear also is not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

      In addition, the U.S. term facility requires that any amount outstanding under the facility be prepaid with:

•	75% of the net cash proceeds of any asset sales or dispositions greater than $5.0 million;

•	50% of net cash proceeds of any sale of the Engineered Products Segment; and

•	50% of the net cash proceeds of any debt or equity issuances.

      The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $200 million in 2003, 2004 and 2005 (through April 30), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) has entered into a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities are with 33 domestic and international banks and mature on April 30, 2005.

      GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 5 basis points) plus 300 basis points. If loans under the $645 million U.S. term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the amount outstanding under each of the European facilities.

      The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany (and Slovenia if Sava Tires Joint Venture Holding d.o.o. becomes a wholly-owned subsidiary of GDTE), including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.	Subsequent Events (continued)

      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of $275 million in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

      Subject to the provisions in the European facilities and agreements with Goodyear’s joint venture partner, Sumitomo Rubber Industries, Ltd. (which include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms), GDTE is permitted to transfer funds to Goodyear.

      Any amount outstanding under the term facility is required to be prepaid with:

•	75% of the net cash proceeds of all sales and dispositions of assets by GDTE and its subsidiaries greater than $5 million; and

•	50% of the net cash proceeds of debt and equity issuances by GDTE and its subsidiaries.

      The U.S. and European facilities can be used, if necessary, to fund ordinary course of business needs, to repay maturing debt, and for other needs as they arise.

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with Sumitomo and Wingfoot Commercial Systems). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.	Subsequent Events (continued)

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) the non-domestic accounts receivable facilities, which remain in place as of April 1, 2003, and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

      As of April 1, 2003, there were borrowings of $600 million under the revolving facilities.

      Refer to Note 4 for further information on the accounts receivable facilities and Note 10 for further information on the credit facilities and term loan agreements.

Wingfoot Commercial Tire Systems LLC

In October 2000, Goodyear and Arkansas Best Corporation formed a joint venture company, Wingfoot Commercial Tire Systems LLC (“Wingfoot”) to engage in selling and servicing commercial truck tires, providing retread services and conducting related businesses. Goodyear transferred its commercial truck tire outlets and related assets in exchange for 81% of the equity of the joint venture and Arkansas Best Corporation’s subsidiary, Treadco Inc., contributed substantially all of its assets to Wingfoot in exchange for 19% of Wingfoot. On March 19, 2003, Arkansas Best Corporation notified Goodyear of its intention to exercise its right to put its 19% ownership interest to Goodyear for a cash price of approximately $71.3 million. The transaction is expected to close on or about April 28, 2003 after which Goodyear will own 100% of Wingfoot. At December 31, 2002, Goodyear had recorded a liability of $71.2 million for the expected future payment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data

(Unaudited)

Quarterly Data and Market Price Information

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share)
2002
Net Sales	$3,311.2	$3,478.8	$3,529.6	$3,530.4	$13,850.0
Gross Profit	550.1	691.4	674.7	619.9	2,536.1
Net Income (Loss)	$(63.2)	$28.9	$33.7	$(1,105.2)	$(1,105.8)

Net Income (Loss) Per Share — Basic	$(.39)	$.18	$.20	$(6.30)	$(6.62)

— Diluted	(.39)	.18	.20	(6.30)	(6.62)

Average Shares Outstanding — Basic	163.2	163.3	166.5	175.3	167.0
— Diluted	163.2	164.3	166.5	175.3	167.0
Price Range of Common Stock:*
High	$28.31	$23.70	$18.52	$9.36	$28.31
Low	21.29	18.50	8.49	6.60	6.60
Dividends Per Share	$.12	$.12	$.12	$.12	$.48

The third quarter included a net after-tax gain of $10.7 million resulting from asset sales and a net after-tax charge of $8.9 million for rationalizations. The third quarter also included the writeoff of a miscellaneous investment of $2.5 million after tax. The fourth quarter included a net after-tax gain of $11.1 million resulting from asset sales and a net after-tax benefit of $1.4 million from rationalization actions and reversals. The fourth quarter also included a non-cash charge of $1.08 billion to establish a valuation allowance against net Federal and state deferred tax assets.

      Quarterly per share amounts do not add to the year 2002 per share amount due to issuance of 11.3 million shares of common stock in the third quarter.

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share)
2001
Net Sales	$3,414.2	$3,582.5	$3,677.9	$3,472.6	$14,147.2
Gross Profit	628.6	670.4	683.6	545.1	2,527.7
Net Income (Loss)	$(46.7)	$7.8	$9.3	$(174.0)	$(203.6)

Net Income (Loss) Per Share — Basic	$(.30)	$.05	$.06	$(1.07)	$(1.27)

— Diluted	(.30)	.05	.06	(1.07)	(1.27)

Average Shares Outstanding — Basic	158.2	158.8	159.9	163.1	160.0
— Diluted	158.2	161.2	161.6	163.1	160.0
Price Range of Common Stock:*
High	$27.32	$30.40	$31.64	$25.28	$31.64
Low	22.72	22.80	17.72	17.85	17.72
Dividends Per Share	$.30	$.30	$.30	$.12	$1.02

The first quarter included a net after-tax charge of $57.1 million for rationalizations and an after-tax gain of $13.9 million from asset sales. The fourth quarter included a net after-tax charge of $101.2 million for rationalizations and an after-tax gain of $16.9 million from asset sales. The year included amortization expense for goodwill and intangible assets with indefinite useful lives totaling $27.4 million after tax.

      Quarterly per share amounts do not add to the year 2001 per share amount due to issuance of 4.3 million shares of common stock in the third quarter.

*New York Stock Exchange — Composite Transactions

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by Item 401 of Regulation S-K as to our directors is incorporated herein by reference to the text set forth under the caption ”Election of Directors” of our definitive Proxy Statement, to be used in connection with our 2003 Annual Meeting of Shareholders (the “Proxy Statement”). Goodyear expects to file its final Proxy Statement on or before April 14, 2003. For information regarding our executive officers, reference is made to Part I, at pages 17 through 20, inclusive, of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Based solely on a review of copies of reports on Forms 3, 4 and 5 received by us and on written representations from directors and executive officers, we believe that no director or executive officer filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 2002. To the knowledge of Goodyear, other than Brandes Investment Partners, L.P. and its related parties, during 2002 no person was required to file reports under Section 16(a) of the Exchange Act as the beneficial owner of 10% or more of our common stock or any other class of our equity securities.

ITEM 11.     EXECUTIVE COMPENSATION.

      Information required by Item 402 of Regulation S-K in respect of the compensation of management of Goodyear is incorporated herein by reference to the text set forth in the Proxy Statement under the caption “Executive Officer Compensation”. Goodyear expects to file its final Proxy Statement on or before April 14, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      (a) In accordance with Item 201(d) of Regulation S-K, set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2002. See Note 11, “Stock Compensation Plans and Dilutive Securities” of the Notes to Financial Statements at pages 78 through 80.

EQUITY COMPENSATION PLAN INFORMATION

			Number of shares
			remaining available for
	Number of shares to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding shares
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	20,250,631	32.54	10,031,894 (1)

Equity compensation plans not approved by shareholders (2)(3)	3,431,783	17.00	0

Total	23,682,414	30.29	10,031,894

Notes:

(1)	Under Goodyear’s 1989 Performance and Equity Incentive Plan and 1997 Performance Incentive Plan, performance units have been awarded for up to 93,654 shares of Common Stock in respect of performance periods ending subsequent to December 31, 2001. Each unit is equivalent to one share of Common Stock. In addition, up to 1,440,410 shares of Common Stock may be issued in respect of the deferred payout of awards made under Goodyear’s 1989 Performance and Equity Incentive Plan, the 1997 Performance Incentive Plan and the 2002 Performance Plan. The number of units indicated assumes the maximum possible payout that may be earned, plus units that may be earned as dividend equivalents during the relevant deferral periods. The 1989 and 1997 Plans have expired except with respect to outstanding options and other grants. The 2002 Performance Plan will expire on April 15, 2005.

(2)	Goodyear’s Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3.5 million shares of Common Stock upon the exercise of stock options granted to employees represented by the United Steel Workers of America at 16 Goodyear manufacturing plants. No eligible employee received an option to purchase more than 200 shares of Common Stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,982 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	The Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of Common Stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of Common Stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 292,220 shares of Common Stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten year term and is subject to certain vesting requirements. The Plan expired on December 31, 2002, except with respect to options then outstanding.

      (b) Information required by Item 403 of Regulation S-K relating to the ownership of the Company’s Common Stock by certain beneficial owners and management is incorporated herein by reference to the text set forth in the Proxy Statement under the caption “Beneficial Ownership of Common Stock”. Goodyear expects to file its final Proxy Statement on or before April 14, 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by Item 404 of Regulation S-K relating to certain transactions by and relationships of management is incorporated herein by specific reference to the text set forth in the Proxy Statement under the caption “Executive Officer Compensation”. Goodyear expects to file its final Proxy Statement on or before April 14, 2003.

ITEM 14.     CONTROLS AND PROCEDURES.

      Goodyear evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Goodyear’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that Goodyear’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Goodyear in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made in Goodyear’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements: See Index on page 50 of this Annual Report.

2.	Financial Statement Schedules: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-1 is incorporated into and made a part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-6, inclusive, which is attached to and incorporated into and made a part of this Annual Report.

B. REPORTS ON FORM 8-K:

      The following Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 2002:

      (1) Form 8-K, dated December 4, 2002 (Items 5 and 7).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: April 3, 2003	By /s/ SAMIR G. GIBARA Samir G. Gibara, Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2003	/s/ ROBERT J. KEEGAN Robert J. Keegan, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 3, 2003	/s/ ROBERT W. TIEKEN Robert W. Tieken, Executive Vice President (Principal Financial Officer)

Date: April 3, 2003	/s/ STEPHANIE W. BERGERON Stephanie W. Bergeron, Senior Vice President, Corporate Financial Operations (Principal Accounting Officer)

Date: April 3, 2003	SUSAN E. ARNOLD, Director
JAMES C. BOLAND, Director
JOHN G. BREEN, Director
EDWARD T. FOGARTY, Director
GARY D. FORSEE, Director
SAMIR G. GIBARA, Director
WILLIAM J. HUDSON, JR., Director
STEVEN A. MINTER, Director
AGNAR PYTTE, Director
MARTIN D. WALKER, Director
KATHRYN D. WRISTON, Director
JAMES M. ZIMMERMAN, Director	By /s/ ROBERT W. TIEKEN Robert W. Tieken, Signing as Attorney-in-Fact for the directors whose names appear opposite.

      Powers of Attorney dated December 3, 2002, February 4, 2003 and March 18, 2003, authorizing Robert W. Tieken to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on behalf of certain of the directors of the Company are filed as Exhibits 24.1, 24.2 and 24.3 to this Annual Report.

CERTIFICATIONS

I, Robert J. Keegan, certify that:

1.	I have reviewed this annual report on Form 10-K of The Goodyear Tire & Rubber Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/ ROBERT J. KEEGAN
Robert J. Keegan,
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Robert W. Tieken, certify that:

1.	I have reviewed this annual report on Form 10-K of The Goodyear Tire & Rubber Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/ ROBERT W. TIEKEN

Robert W. Tieken,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 14(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In Millions)

		Additions
							Translation
	Balance at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	to	by	from		during	at end of
Description	of period	to income	OCI	purchase	reserves		period	period

2002

Allowance for doubtful accounts	$84.9	$40.2	—	—	$(29.5	)(a)	$4.3	$99.9
Valuation allowance — deferred tax assets	257.9	1,092.2	$337.2	—	(41.2)		—	1,646.1

2001

Allowance for doubtful accounts	$93.3	$28.1	—	—	$(34.3	)(a)	$(2.2)	$84.9
Valuation allowance — deferred tax assets	224.3	33.6	—	—	—		—	257.9

2000

Allowance for doubtful accounts	$81.9	$42.7	—	$1.4	$(29.1	)(a)	$(3.6)	$93.3
Valuation allowance — deferred tax assets	163.9	60.4	—	—	—		—	224.3

Note: (a) Accounts and notes receivable charged off.

FS-1

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For Year Ended December 31, 2002

INDEX OF EXHIBITS(1)

Exhibit
Table
Item		Exhibit
No. (2)	Description of Exhibit	Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended through February 28, 2002 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981 and April 13, 1987 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Conformed copy of Amended and Restated Rights Agreement, dated as of April 15, 2002, between the Company and EquiServe Trust Company, N.A., Rights Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(c)	Conformed copy of Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(d)	Conformed copy of Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.125% Notes due 2003 and $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
(e)	Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among the Company, the Lenders named therein, JPMorgan Chase Bank, as Agent, and JPMorgan Chase International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No. (2)	Description of Exhibit	Number

4 (f)	Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement dated as of March 30, 2001, among the Company, the Lenders named therein and JPMorgan Chase Bank, as Agent, and JPMorgan Chase International Limited, as the London Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).
(g)	Form of Second Amendment, dated as of August 13, 2002, among the Company, the Lender named therein and JPMorgan Chase Bank as Agent, and JPMorgan Chase Bank, as Lender Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
(h)	Conformed copy of Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2002, among the Company, the Lenders named therein and JPMorgan Chase Bank, as Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
(i)	Conformed copy of Amended and Restated 364-Day Credit Agreement, dated as of August 13, 2002, among the Company, the Lenders named therein and JPMorgan Chase Bank, an Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
Information concerning Goodyear’s long-term debt is set forth at Note 10, captioned “Financing Arrangements and Derivative Financial Instruments”, at the sub-caption “Long Term Debt and Financing Arrangements”, in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by reference. In accordance with Item 601(b)(4)(iii) of Regulation S-K, agreements and instruments defining the rights of holders of long term debt of the Company pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company and its subsidiaries are not filed herewith. The Company hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

10	Material Contracts
(a)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(b)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(c)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).
(d)*	Forms of Stock Option Grant Agreements for options and SARs granted December 2, 1997 under the 1997 Performance Incentive Plan of the Company: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; and Part III, Grant Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).
(e)*	Performance Recognition Plan of the Company adopted effective January 1, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).
(f)*	Forms of Stock Option Grant Agreements for options and SARs granted December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; and Part III, Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(g)*	Form of Stock Option Grant Agreement under the 1989 Goodyear Performance and Equity Incentive Plan for options granted January 4, 1994 (incorporated by reference, filed as Exhibit G to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-1927).
	(h)*	Forms of Grant Agreements for stock options and SARs granted during 1998 under 1997 Performance Incentive Plan: Part I, Agreement for Non-Qualified Stock Options; and Part II, Grant Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-1927).
	(i)*	Form of Performance Equity Grant Agreement for grants made on January 4, 1994 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).
	(j)*	Form of Performance Equity Grant Agreement for grants on December 6, 1994 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).
	(k)*	Goodyear Supplementary Pension Plan, as restated and amended December 3, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(l)*	Goodyear Employee Severance Plan, as adopted on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).
	(m)*	Forms of Stock Option Grant Agreements for options and SARs granted January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; and Part III, Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-1927).
	(n)*	Form of Performance Equity Grant Agreement for grants made January 9, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan, as amended December 3, 1996 (incorporated by reference, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).
	(o)*	Form of Performance Equity Grant Agreement for grants made on December 3, 1996 under the 1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-1927).
	(p)*	Forms of Stock Option Grant Agreements for options and SARs granted January 4, 1995 under the 1989 Goodyear Performance and Equity Incentive Plan: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; and Part III, Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit G to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-1927).
	(q)*	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(r)*	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(s)*	First Amendment to The Goodyear Tire & Rubber Deferred Compensation Plan for Executives effective as of December 3, 2002.	10.1
	(t)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).
	(u)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).
	(v)	Conformed copy of Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
	(w)	Conformed copy of Amendment No. 1 to the Umbrella Agreement dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd.	10.2
	(x)	Conformed copy of Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
	(y)	Conformed copy of Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
	(z)*	Forms of Stock Option Grant Agreements for options and SARs granted December 6, 1999 under the 1997 Performance Incentive Plan of the Company: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights; and Part III, Agreement for Non-Qualified Stock Options (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-1927).
	(aa)*	Forms of Stock Option Grant Agreements for options and SARs granted December 4, 2000 under the 1997 Performance Incentive Plan of the Company: Part I, Agreement for Incentive Stock Options; Part II Agreement for Non-Qualified Stock Options; and Part III, Agreement for Non-Qualified Stock Options and tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).
	(bb)*	Forms of Performance Equity Plan Unit Grant Agreements in respect of grants made on December 5, 2000 under the 1997 Performance Incentive Plan of the Company: Part I, One year grant; Part II, Two year grant; Part III, Three year grant (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).
	(cc)*	Conformed copy of letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
	(dd)*	Conformed copy of Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(ee)*	Conformed copy of the Stock Option Grant Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
	(ff)*	Forms of Stock Option Grant Agreements for options and SARs granted December 3, 2001, under the 1997 Performance Incentive Plan of the Company: Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; and Part III, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(gg)*	Form of Performance Equity Grant Agreement for grants made on December 3, 2001 under the 1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year end December 31, 2001, File No. 1-1927).
	(hh)	Conformed copy of Receivables Purchase Agreement, dated as of April 27, 2001 between the Company and Wingfoot A/R LLC (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).
	(ii)	Conformed copy of Amendment to Receivables Purchase Agreement dated as of December 10, 2002 between the Company and Wingfoot A/R LLC.	10.3
	(jj)	Conformed copy of Base Indenture, dated as of April 27, 2001, between Wingfoot A/R LLC and JPMorgan Chase Bank, as Indenture Trustee (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).
	(kk)	Conformed copy of Supplemental Indenture No. 1 to Base Indenture dated as of December 10, 2002, between Wingfoot A/R LLC and JPMorgan Chase Bank, as Indenture Trustee.	10.4
	(ll)	Conformed copy of Series 2001-1 Indenture Supplement, dated as of April 27, 2001, among the Company, as collection agent, Wingfoot A/R LLC, the CP conduit purchasers, funding agents and APA banks named therein and JPMorgan Chase Bank, as Administrative Agent and Indenture Trustee (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-1927).
	(mm)	Conformed copy of Second Amendment to the Series 2001-1 Indenture Supplement dated as of December 10, 2002, among the Company, Wingfoot A/R LLC, the CP conduit purchasers, funding agents and APA banks named therein and JPMorgan Chase Bank, as Administrative Agent and Indenture Trustee.	10.5
	(nn)*	Form of Performance Equity Grant Agreement for grants made on December 3, 2002 under the 2002 Performance Plan of the Company.	10.6
	(oo)*	Copy of Hourly and Salaried Employees Stock Option Plan of the Company as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
	(pp)*	Forms of Stock Option Grant Agreements for options and SARs granted December 3, 2002, under the 2002 Performance Plan of the Company; Part I, Agreement for Non-Qualified Stock Options; and Part II, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights.	10.7

Exhibit
Table
Item			Exhibit
No. (2)		Description of Exhibit	Number

10	(qq)*	Conformed copy of letter agreement dated February 4, 2003, between the Company and Samir G. Gibara.	10.8
	(rr)*	Conformed copy of Contribution Letter Agreement dated September 12, 2002, by and among the Company, The Goodyear Tire & Rubber Company Common Trust Fund for the Collective Investment of Retirement Plan Funds, The Goodyear Tire & Rubber Company Investment Committee, The Goodyear Tire & Rubber Company Directed Retirement Trust, Northern Trust Company as Trustee and Investment Manager/Advisor (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2002, File No. 1-1927).
	(ss)	Conformed copy of Registration Rights Agreement dated September 12, 2002 by and between the Company and Northern Trust Company as Trustee and Investment Advisor for The Goodyear Tire & Rubber Company Directed Retirement Trust (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 12, 2002, File No. 1-1927).

12		Statement re Computation of Ratios
	(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

21		Subsidiaries
	(a)	List of subsidiaries of the Company at December 31, 2002.	21

23		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP, independent accountants, to incorporation by reference of their report set forth on page X-23-1 of this Annual Report in certain Registration Statements of the Company on Forms S-3 and S-8.	23

24		Power of Attorney
	(a)	Power of Attorney, dated December 3, 2002, authorizing Robert W. Tieken, C. Thomas Harvie, Stephanie W. Bergeron, Richard J. Kramer and Darren R. Wells, and each of them, to sign this Annual Report on behalf of certain directors of the Company.	24.1
	(b)	Power of Attorney, dated February 4, 2003, authorizing Robert W. Tieken, C. Thomas Harvie, Stephanie W. Bergeron, Richard J. Kramer and Darren R. Wells, and each of them, to sign this Annual Report on behalf of Susan E. Arnold.	24.2
	(c)	Power of Attorney, dated March 18, 2003, authorizing Robert W. Tieken, C. Thomas Harvie, Stephanie W. Bergeron, Richard J. Kramer and Darren R. Wells, and each of them, to sign this Annual Report on behalf of James C. Boland.	24.3

99		Additional Exhibits
	(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.1

(1)	See Part IV, Item 15, Part A.3.

(2)	Pursuant to Item 601 of Regulation S-K.

*	Indicates management contract or compensatory plan or arrangement.