Form 10-Q
period 2003-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2003-04-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ✓	No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓	No ______

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at March 31, 2003:	175,309,002

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

(In millions, except per share)	Three Months Ended
	March 31,
	2003	2002

NET SALES	$3,545.5	$3,311.2
Cost of Goods Sold	2,924.4	2,761.1
Selling, Administrative and General Expense	590.1	529.4
Rationalizations (Note 2)	68.2	—
Interest Expense	57.8	61.0
Other (Income) and Expense (Note 3)	26.7	13.9
Foreign Currency Exchange	(0.6)	13.3
Equity in (Earnings) Losses of Affiliates	2.5	4.6
Minority Interest in Net Income (Loss) of Subsidiaries	11.4	13.5

Loss before Income Taxes	(135.0)	(85.6)
United States and Foreign Taxes on Income (Loss)	28.3	(22.4)

NET LOSS	$(163.3)	$(63.2)
Retained Earnings at Beginning of Period	2,007.1	3,192.7
CASH DIVIDENDS	—	(19.6)

Retained Earnings at End of Period	$1,843.8	$3,109.9

NET LOSS PER SHARE OF COMMON STOCK — BASIC:	$(0.93)	$(0.39)

Average Shares Outstanding (Note 4)	175.3	163.2
NET LOSS PER SHARE OF COMMON STOCK — DILUTED:	$(0.93)	$(0.39)

Average Shares Outstanding (Note 4)	175.3	163.2
CASH DIVIDENDS PER SHARE	$—	$0.12

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In millions)	March 31,	December 31,
	2003	2002
	Unaudited

ASSETS:
Current Assets:
Cash and cash equivalents (Note 1)	$720.3	$923.0
Short term securities	—	24.3
Accounts and notes receivable, less allowance — $103.0 ($99.9 in 2002) (Note 5)	1,792.3	1,459.7
Inventories:
Raw materials	472.7	451.0
Work in process	116.1	100.0
Finished products	1,942.7	1,820.6

	2,531.5	2,371.6
Prepaid expenses and other current assets	396.0	448.1

Total Current Assets	5,440.1	5,226.7
Long Term Accounts and Notes Receivable	229.1	236.3
Investments in Affiliates	144.3	141.7
Other Assets	254.4	254.9
Goodwill and Other Intangible Assets	772.4	768.7
Prepaid and Deferred Pension Costs	905.5	913.4
Deferred Charges	411.5	412.6
Properties and Plants, less accumulated depreciation — $6,750.2 ($6,571.6 in 2002)	5,210.6	5,192.3

TOTAL ASSETS	$13,367.9	$13,146.6

LIABILITIES:
Current Liabilities:
Accounts payable — trade	$1,535.0	$1,502.2
Compensation and benefits	963.6	961.2
Other current liabilities	458.1	481.6
United States and foreign taxes	494.9	473.2
Notes payable	165.1	283.4
Long term debt due within one year	59.5	369.8

Total Current Liabilities	3,676.2	4,071.4
Long Term Debt and Capital Leases	3,602.1	2,989.0
Compensation and Benefits	4,231.6	4,194.2
Other Long Term Liabilities	526.2	501.2
Minority Equity in Subsidiaries	769.8	740.2

TOTAL LIABILITIES	12,805.9	12,496.0
Commitments and Contingent Liabilities (Note 6)
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares Outstanding shares - 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.3	1,390.3
Retained Earnings	1,843.8	2,007.1
Accumulated Other Comprehensive Income	(2,847.4)	(2,922.1)

TOTAL SHAREHOLDERS’ EQUITY	562.0	650.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,367.9	$13,146.6

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In millions)
				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Equity

Balance at December 31, 2002	$175.3	$1,390.3	$2,007.1	$(2,922.1)	$650.6
Comprehensive loss for 2003:
Net loss			(163.3)
Foreign currency translation				64.9
Minimum pension liability				2.0
Unrealized investment loss				(1.3)
Deferred derivative gain				9.1
Total comprehensive loss					(88.6)

Balance at March 31, 2003	$175.3	$1,390.3	$1,843.8	$(2,847.4)	$562.0

	March 31,	December 31,
Accumulated Other Comprehensive Loss	2003	2002

Foreign currency translation adjustment	$(1,324.2)	$(1,389.1)
Minimum pension liability adjustment	(1,514.9)	(1,516.9)
Unrealized investment loss	(10.6)	(9.3)
Deferred derivative gain (loss)	2.3	(6.8)

Total	$(2,847.4)	$(2,922.1)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unaudited

(In millions)	Three Months Ended
	March 31,
	2003	2002

Net Loss	$(163.3)	$(63.2)
Other comprehensive income (loss):
Foreign currency translation	64.9	(22.1)
Minimum pension liability	2.0	0.7
Deferred derivative gain (loss)	22.7	(4.2)
Tax on deferred derivative gain (loss)	—	1.6
Reclassification adjustment for amounts recognized in income	(13.8)	9.2
Tax on derivative reclassification adjustment	0.2	(3.5)
Unrealized investment gain (loss)	(1.3)	—

Comprehensive Loss	$(88.6)	$(81.5)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

(In millions)	Three Months Ended
	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(163.3)	$(63.2)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	147.9	146.8
Rationalizations (Note 2)	65.2	—
Net cash flows from sale of accounts receivable (Note 5)	(71.6)	(57.1)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(232.8)	(219.1)
Inventories	(129.3)	46.5
Accounts payable — trade	(51.3)	88.2
Other assets and liabilities	62.0	(105.3)

Total adjustments	(209.9)	(100.0)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(373.2)	(163.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(90.1)	(75.8)
Short term securities redeemed	25.2	—
Other transactions	7.9	(20.4)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(57.0)	(96.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	696.1	23.6
Short term debt paid	(157.3)	(46.9)
Long term debt incurred	8.7	0.9
Long term debt paid	(331.8)	(7.6)
Common stock issued	—	2.3
Dividends paid to Goodyear shareholders	—	(19.6)
Other transactions	3.6	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	219.3	(47.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.2	(6.3)

Net Change in Cash and Cash Equivalents	(202.7)	(313.0)
Cash and Cash Equivalents at Beginning of the Period	923.0	959.4

Cash and Cash Equivalents at End of the Period	$720.3	$646.4

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

Cash and Cash Equivalents

The Company will from time to time maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At March 31, 2003, cash balances totaling approximately $35 million were subject to such restrictions.

Rationalizations

Goodyear adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Refer to Note 2.

Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period.

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

		Three Months Ended
(In millions, except per share)		March 31,
		2003	2002

Net loss as reported		$(163.3)	$(63.2)
Add: Stock-based compensation expense (income) included in net loss (net of tax)		(0.2)	(2.8)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)		(5.4)	(8.6)

Net loss as adjusted		$(168.9)	$(74.6)

Net loss per share:
Basic	– as reported	$(0.93)	$(0.39)
	– as adjusted	(0.96)	(0.46)
Diluted	– as reported	$(0.93)	$(0.39)
	– as adjusted	(0.96)	(0.46)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation.

NOTE 2. RATIONALIZATIONS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$60.9	$7.3	$68.2
Incurred	(24.3)	(7.2)	(31.5)

Accrual balance at March 31, 2003	$36.6	$0.1	$36.7

Goodyear recorded a rationalization charge totaling $68.2 million ($65.2 million after tax or $0.37 per share) in 2003. The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $68.2 million charge, $40.7 million related to future cash outflows, primarily associate severance costs, and $27.5 million related to non-cash writeoffs of equipment taken out of service in North America and pension curtailments. Goodyear plans to complete these actions by December 31, 2003.

     Associate-related rationalization costs totaled $60.9 million. Activity during 2003 is presented below:

			Balance at
(In millions)	Recorded	Incurred	March 31, 2003

North American Tire	$49.1	$(23.0)	$26.1
European Union Tire	9.0	(0.9)	8.1
Latin American Tire	0.9	—	0.9
Engineered Products	0.6	(0.3)	0.3
Corporate	1.3	(0.1)	1.2

	$60.9	$(24.3)	$36.6

Under the above programs, Goodyear provided for the release of approximately 950 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During 2003, $24.3 million was incurred for the release of approximately 450 associates.

     Rationalization costs, other than associate-related costs, totaled $7.3 million. Activity during the first quarter of 2003 is presented below:

			Balance at
(In millions)	Recorded	Incurred	March 31, 2003

North American Tire	$6.9	$(6.9)	$—
Corporate	0.4	(0.3)	0.1

	$7.3	$(7.2)	$0.1

These costs were for the writeoff of equipment taken out of service in North America and outplacement services. Goodyear incurred $7.2 million of other than associate-related costs during 2003 primarily for the writeoff of equipment taken out of service.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2002 Program

	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$20.3	$6.2	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	17.4	3.3	20.7
Incurred	(10.1)	(1.5)	(11.6)

Accrual balance at March 31, 2003	$7.3	$1.8	$9.1

Goodyear recorded a net rationalization charge totaling $8.6 million ($8.8 million after tax or $0.05 per share) in 2002, which included reversals of $17.9 million ($14.2 million after tax or $0.09 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Goodyear plans to complete these actions during 2003.

     Associate-related rationalization costs totaled $20.3 million. Activity during the first quarter of 2003 is presented below:

	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Plant consolidation	$13.2	$(7.7)	$5.5
Administrative consolidation	4.2	(2.4)	1.8

	$17.4	$(10.1)	$7.3

Under the above programs, Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. During 2003, $10.1 million was incurred for the release of approximately 200 associates.

     Rationalization costs, other than associate-related costs, totaled $6.2 million. Activity during the first quarter of 2003 is presented below:

	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Plant consolidation	$0.6	$(0.3)	$0.3
Administrative consolidation	2.7	(1.2)	1.5

	$3.3	$(1.5)	$1.8

These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $1.5 million of other than associate-related costs during 2003 primarily for ongoing noncancellable lease costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fourth Quarter 2001 Program

	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$53.1	$78.8	$131.9
Incurred	(1.6)	(42.5)	(44.1)

Accrual balance at December 31, 2001	51.5	36.3	87.8
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.4)	(15.8)

Accrual balance at December 31, 2002	5.1	21.0	26.1
Incurred	(1.8)	(0.7)	(2.5)

Accrual balance at March 31, 2003	$3.3	$20.3	$23.6

Goodyear recorded a net rationalization charge totaling $127.8 million ($101.2 million after tax or $0.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Goodyear plans to complete these actions during the second quarter of 2003 with the exception of ongoing noncancellable lease payments.

     Associate-related rationalization costs totaling $53.1 million were recorded. Activity during the first quarter of 2003 is presented below:

	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Retail and administrative consolidation	$5.1	$(1.8)	$3.3

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. During 2003, $1.8 million was incurred for the release of approximately 50 associates.

     Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. Activity during the first quarter of 2003 is presented below:

	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Plant downsizing and consolidation	$2.0	$—	$2.0
Retail and administrative consolidation	19.0	(0.7)	18.3

	$21.0	$(0.7)	$20.3

These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $0.7 million of other than associate-related costs during the first quarter of 2003, primarily for noncancellable lease costs.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended
	March 31,
(In millions)	2003	2002

Interest income	$(5.2)	$(2.1)
Financing fees and financial instruments	28.0	11.0
Miscellaneous	3.9	5.0

	$26.7	$13.9

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Financing fees and financial instruments in 2003 include $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Refer to Note 9, Subsequent Events, for further information about the restructuring and refinancing.

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended
	March 31,
(In millions)	2003	2002

Average shares outstanding – basic	175.3	163.2
Stock options	—	—

Average shares outstanding – diluted	175.3	163.2

The average shares outstanding-diluted for the first three months of 2002 does not include the antidilutive impact of 2.4 million shares of potential common stock associated with stock options.

NOTE 5. ACCOUNTS RECEIVABLE

At March 31, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings ($577.5 million and $624.1 million at March 31, 2003 and December 31, 2002, respectively) were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables were collected, the cash proceeds were used to purchase additional receivables. Goodyear paid fees under the program based on certain variable market interest rates and other agreed amounts. These fees were reported as Other (Income) and Expense. Wingfoot A/R LLC could borrow up to $700 million from the note purchasers. The amount that could be borrowed from time to time by Wingfoot A/R LLC depended on, among other things, the total uncollected balance of receivables owned by it. The borrowings were available to Wingfoot A/R LLC until December 2003, unless extended by the lenders for additional one-year periods. The Company retained the risk of the non-payment of receivables it sold to Wingfoot A/R LLC to the extent of its investment in the equity of Wingfoot A/R LLC and in the subordinated note issued by Wingfoot A/R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $448.7 million and $313.1 million at March 31, 2003 and December 31, 2002, respectively.

     This program was terminated on April 1, 2003. Refer to Note 9, Subsequent Events, for further information.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2003	2002

Proceeds from collections reinvested in previous securitizations	$1,089.1	$1,452.6
Servicing fees received	1.2	1.4
Reimbursement for rebates and discounts issued	28.2	24.5

Various international subsidiaries of Goodyear have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At March 31, 2003, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $198 million. The following table presents certain cash flows related to these programs:

	Three Months Ended
	March 31,
(In millions)	2003	2002

Proceeds from collections reinvested in previous securitizations	$570.0	$492.2
Reimbursement for rebates and discounts issued	28.1	12.7

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at March 31, 2003 and December 31, 2002. The total amount of financing provided from all domestic and international agreements worldwide was $859.3 million at March 31, 2003, compared to $916.1 million at December 31, 2002.

NOTE 6. COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $400.2 million, and off-balance-sheet financial guarantees written and other commitments totaling $78.5 million.

Warranty

At March 31, 2003, Goodyear had recorded liabilities, included in other current liabilities, totaling $10.0 million ($10.0 million at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first three months of 2003:

(In millions)	2003

Balance at December 31, 2002	$10.0
Settlements made during the period	(6.2)
Additional accrual for warranties issued during the period	6.2

Balance at March 31, 2003	$10.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

Goodyear had recorded liabilities totaling $54.5 million and $53.5 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at March 31, 2003 and December 31, 2002, respectively. Of these amounts, $22.8 million and $21.4 million were included in Other current liabilities at March 31, 2003 and December 31, 2002, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities totaling $141.1 million and $136.7 million for anticipated costs related to workers’ compensation at March 31, 2003 and December 31, 2002, respectively. Of these amounts, $53.3 million and $50.7 million were included in Current Liabilities as part of Compensation and benefits at March 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $248.3 million and $229.1 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear, at March 31, 2003 and December 31, 2002, respectively. Of these amounts, $69.6 million and $70.0 million were included in Other current liabilities at March 31, 2003 and December 31, 2002, respectively. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear is a defendant in numerous lawsuits involving, at March 31, 2003, approximately 102,000 claimants (approximately 97,000 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 26,500 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At March 31, 2003, Goodyear has recorded an asset in the amount it expects to collect under coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

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

     The Company appealed judgments of $22.7 million and $1.3 million in civil actions in Colorado State Court on February 25, 2002 and May 16, 2002, respectively. These cases relate to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in eleven class actions and five other civil actions in various Federal and state courts related to the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the homes or other structures of the claimants. The Company is also party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount currently accrued for at March 31, 2003, with respect thereto that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear at March 31, 2003.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at March 31, 2003 in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

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

Customer Financing

At March 31, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $22.0 million, and which expire at various times through 2015. The Company has not recorded any liabilities associated with these guarantees on the Consolidated Balance Sheet as of March 31, 2003 or December 31, 2002.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Affiliate Financing

At March 31, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $19.2 million, and which expire at various times through 2011.

     The Company holds a 50% equity interest in South Pacific Tyres Ltd. (SPT), a partnership in Australia that manufactures and distributes tires. The terms of the partnership agreement provide that the Company is jointly and severally liable for all liabilities of the partnership. At March 31, 2003, SPT had debt totaling $147.2 million, of which $33.0 million was payable to Goodyear. The Company also owns, jointly and severally, all of the assets of the partnership.

     The Company’s percentage ownership of the net assets of the above affiliates is included on the Consolidated Balance Sheet as Investments in Affiliates.

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2003	2002

Sales:
North American Tire	$1,591.1	$1,651.8
European Union Tire	930.9	744.9
Eastern Europe, Africa and Middle East Tire	227.4	174.5
Latin American Tire	231.7	245.6
Asia Tire	140.5	121.7

Total Tires	3,121.6	2,938.5
Engineered Products	291.9	283.1
Chemical Products	297.9	196.3

Total Segment Sales	3,711.4	3,417.9
Inter-SBU Sales	(177.7)	(118.7)
Other	11.8	12.0

Net Sales	$3,545.5	$3,311.2

Segment Operating Income (Loss):
North American Tire	$(61.5)	$(51.3)
European Union Tire	32.0	16.6
Eastern Europe, Africa and Middle East Tire	21.0	10.8
Latin American Tire	26.0	25.4
Asia Tire	12.7	7.6

Total Tires	30.2	9.1
Engineered Products	10.8	10.2
Chemical Products	27.0	13.6

Total Segment Operating Income	68.0	32.9
Rationalizations	(68.2)	—
Interest expense	(57.8)	(61.0)
Foreign currency exchange	0.6	(13.3)
Minority interest in net income of subsidiaries	(11.4)	(13.5)
Inter-SBU income	(17.8)	(11.4)
Financing fees and financial instruments	(28.0)	(11.0)
Equity in earnings (losses) of corporate affiliates	(3.3)	(4.9)
Other	(17.1)	(3.4)

Loss before Income Taxes	$(135.0)	$(85.6)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Items reported as Rationalizations on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

Three Months Ended
(In millions)	March 31, 2003

Rationalizations:
North American Tire	$56.0
European Union Tire	9.0
Eastern Europe, Africa and Middle East Tire	—
Latin American Tire	0.9
Asia Tire	—

Total Tires	65.9
Engineered Products	0.6
Chemical Products	—

Total Segments	66.5
Corporate	1.7

Total Rationalizations	$68.2

NOTE 8. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES LTD.

In addition to its consolidated operations in the Asia region, the Company owns a 50% interest in SPT, a partnership with Ansell Ltd. (formerly Pacific Dunlop Ltd) of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. The Company is required to use the equity method to account for its interest in the results of operations and financial position of SPT.

     The following presents 100% of the sales and operating loss of SPT:

	Three Months Ended
	March 31,
(In millions)	2003	2002

Net sales	$142.1	$121.0
Operating loss	(1.2)	(3.3)

SPT debt totaled $147.2 million at March 31, 2003, of which $33.0 million is payable to Goodyear. At December 31, 2002, SPT debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

NOTE 9. SUBSEQUENT EVENTS

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

     The Company had approximately $319 million of unused available committed credit under the new facilities as of April 1, 2003. In addition, in connection with the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

restructuring and refinancing, the Company estimates that it increased its cash balance by approximately $515 million on April 1, 2003.

     With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. In addition to the restructured facilities, at April 1, 2003, various international subsidiaries of Goodyear had approximately $275 million ($346 million prior to the restructuring) of available borrowings under non-domestic accounts receivable securitization facilities. As of April 1, 2003, Goodyear had short term committed and uncommitted bank credit arrangements totaling approximately $418 million, of which approximately $253 million were unused.

     As of April 1, 2003, the Company estimates that the total fees and expenses incurred for the restructuring and refinancing will be approximately $120 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, $14.4 million was charged against income in the first quarter of 2003 and the remainder will be charged against income over the term of the agreements.

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities will be included on Goodyear’s consolidated balance sheet. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at March 31, 2003 or December 31, 2002.

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

     Since April 1, 2003, the Company has used the proceeds of the sale of shares of Sumitomo Rubber Industries, Ltd. (“SRI”) to pay down $62.1 million of the U.S. term facility.

     The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $200 million in 2003, 2004 and 2005 (through April 30), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. As a result of the second quarter 2003 sale of 20,833,000 shares of SRI for approximately $83 million discussed below, the capital expenditure limit for 2003 has increased from $360 million to approximately $381 million. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year.

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

     Subject to the provisions in the European facilities and agreements with Goodyear’s joint venture partner, SRI (which include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms), GDTE is permitted to transfer funds to Goodyear.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI and Wingfoot Commercial Systems). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) $275 million of the non-domestic accounts receivable facilities, which remain in place as of April 1, 2003, and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

     As of April 1, 2003, there were borrowings of $600 million under the revolving facilities.

     Refer to Note 5 for further information on the accounts receivable facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Sumitomo Rubber Industries, Ltd.

On April 8, 2003, the Company sold 20,833,000 shares of SRI for approximately $83 million. Goodyear had acquired a 10% ownership of SRI as part of the 1999 global alliance between the two companies. Goodyear now holds approximately 1.5% of SRI’s outstanding shares and will recognize a net loss on the transaction in the second quarter of 2003 totaling approximately $8.9 million ($0.05 per share).

Sava Tires Joint Venture Holding d.o.o.

On April 18, 2003, the Company transferred its 80% ownership of Sava Tires Joint Venture Holding d.o.o. (Sava Tire), a tire manufacturing subsidiary in Slovenia, to Goodyear Dunlop Tires Europe B.V.

Wingfoot Commercial Tire Systems LLC

On April 28, 2003, the Company purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems LLC (“Wingfoot”), a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for approximately $71 million for which Goodyear has a liability recorded. Goodyear now owns 100% of Wingfoot.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

Net sales in the first quarter of 2003 were $3.55 billion, increasing 7.1% from $3.31 billion in the 2002 first quarter. A net loss of $163.3 million or $0.93 per share was recorded in the 2003 first quarter compared to a net loss of $63.2 million or $0.39 per share in the 2002 period. The 2003 first quarter included an after-tax rationalization charge of $65.2 million or $0.37 per share.

     Revenues in the first quarter of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $139 million. Tire unit price improvements also had a favorable impact on first quarter revenues while lower tire unit volume had a negative impact on the 2003 period.

     Worldwide tire unit sales in the first quarter of 2003 were 52.6 million units, a decrease of 0.4 million units or 0.8% compared to the 2002 period. North American Tire (U.S. and Canada) volume decreased 1.4 million units or 5.2% in the quarter, while international unit sales increased 1.0 million units or 3.6%. Worldwide replacement unit sales increased 0.7% from the 2002 quarter, due to increases in European Union Tire and Eastern Europe, Africa and Middle East Tire. Original equipment (OE) unit sales decreased 3.8% in the quarter, due to decreases in all regions except Asia Tire. Unit sales in the first quarter of 2002 included approximately 500,000 tires in connection with the Ford tire replacement program.

     Cost of goods sold (CGS) increased in dollars, but decreased to 82.5% of net sales, in the first quarter of 2003, compared to 83.4% in the 2002 period. CGS in the first quarter of 2003 was adversely impacted by approximately $112 million due to currency translation and by approximately $62 million from higher raw material costs.

     Selling, administrative and general expense (SAG) in the first quarter of 2003 increased 11.5% in dollars compared to the 2002 period and was 16.6% of net sales compared to 16.0% in the 2002 period. SAG increased in the first quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $37 million and higher wage and benefit costs of approximately $10 million. Also, SAG was higher in the 2003 quarter due to increases in general and product liability. SAG was favorably impacted due to the change in the vacation policy discussed below.

     During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. On April 19, 2003, Goodyear’s master contract with the United Steelworkers of America (“USWA”) expired. The Company and the USWA have agreed to extend the master contract on a day-to-day basis. The Company plans to suspend the matching contribution portion of the savings plan for those employees covered by that contract. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense in 2003 is expected to be reduced by approximately $50 million due to this change in the vacation policy. Expenses were approximately $13 million lower in the first quarter 2003 compared to the 2002 period as a result of the change in the vacation policy.

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

     Interest expense of $57.8 million decreased 5.2% in the 2003 first quarter compared to the 2002 period. The decrease is due primarily to lower interest rates.

     Other (income) and expense was $26.7 million net expense in the 2003 first quarter compared to $13.9 million net expense in the 2002 period. Other (income) and expense included fees related to financing and financial instruments of $28.0 million and $11.0 million in the first quarters of 2003 and 2002, respectively. Financing fees and financial instruments in the first quarter of 2003 include $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities.

     Foreign currency exchange gain was $0.6 million in the 2003 first quarter compared to a loss of $13.3 million in the 2002 quarter. Foreign currency exchange in the 2002 first quarter was adversely impacted by approximately $13 million due to currency movements on U.S. dollar denominated monetary items in Argentina.

     For the first three months of 2003, Goodyear recorded tax expense of $28.3 million on a loss before income taxes and minority interest in net income of subsidiaries of $123.6 million. Goodyear’s effective tax rate was greater than the U.S. statutory rate because the Company continues to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the quarter is a tax benefit of $4.4 million related to the favorable settlement of prior years tax liabilities. For the first quarter of 2002, Goodyear recorded a tax benefit of $22.4 million on a loss before income taxes and minority interest in net income of subsidiaries of $72.1 million.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

Goodyear recorded a rationalization charge totaling $68.2 million ($65.2 million after tax or $0.37 per share) in 2003. The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $68.2 million charge, $40.7 million related to future cash outflows, primarily associate severance costs, and $27.5 million related to non-cash writeoffs of equipment taken out of service in North America and pension curtailments. Upon completion of these plans, the Company estimates that it will further reduce annual operating costs by approximately $70 million (approximately $40 million SAG and approximately $30 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately $9 million in the first quarter of 2003 as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $60.9 million for the release of approximately 950 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first quarter of 2003, $24.3 million was incurred for the release of approximately 450 associates. Rationalization costs, other than associate-related costs, totaled $7.3 million and were for the writeoff of equipment taken out of service in North America and outplacement services. During the first quarter of 2003, $7.2 million of other than associate-related costs were incurred. The remaining reserve for costs related to the completion of these actions was $36.7 million at March 31, 2003.

2002 Program

Goodyear recorded a net rationalization charge of $8.6 million ($8.8 million after tax or $0.05 per share) in 2002, which included reversals of $17.9 million ($14.2 million after tax or $0.09 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States and administrative consolidations.

     The 2002 actions included associate-related costs of $20.3 million for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. To date, approximately 450 associates have been released, including approximately 200 associates during the first quarter of 2003, for which $10.1 million was incurred. Rationalization costs, other than associate-related costs, totaled $6.2 million and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $1.5 million of other than associate-related costs during the first quarter of 2003, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $9.1 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $15 million in the first quarter of 2003 as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

Fourth Quarter 2001 Program

Goodyear recorded a net rationalization totaling $127.8 million ($101.2 million after tax or $0.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive conditions in the markets served by Goodyear and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation.

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 2,050 associates have been released, including approximately 50 associates during the first quarter of 2003, for which $1.8 million was incurred. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $0.7 million of other than associate-related costs in 2003, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $23.6 million and $26.1 million at March 31, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $20 million in the first quarter of 2003 as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

     For further information, refer to the note to the financial statements No. 2, Rationalizations.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience unexpected higher raw material and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Goodyear may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions. On April 19, 2003, Goodyear’s master contract with the USWA expired. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States.

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

     At March 31, 2003, Goodyear had recorded liabilities aggregating $248.3 million ($229.1 million at December 31, 2002) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 102,000 asbestos claims pending at March 31, 2003 (approximately 97,000 claims at December 31, 2002), and an asset for expected recoveries under coverage-in-place agreements with certain primary insurance carriers. The claims relate to alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. During the first quarter of 2003, Goodyear received approximately 8,000 new claims and resolved approximately 3,000 asbestos claims. The amount spent on asbestos litigation defense and claim resolution (before recovery of insurance proceeds) was approximately $7.3 million during the first quarter of 2003.

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

     Goodyear also has claims asserted in other legal proceedings to which it is currently a party. The Company appealed judgments of $22.7 million and $1.3 million in civil actions in Colorado State Court, related to alleged breaches of warranties and defects in the Company’s Entran II hose installed as a part of Heatway radiant heating systems in the property of the claimants. The Company believes the verdicts were based on material errors of fact and law. The Company is also a defendant in eleven class actions and five other civil actions in various Federal and state courts related to the Company’s Entran II hose installed in the homes or other structures of the claimants. The Company is also party to a class action relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

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

     Subject to the uncertainties referred to above, Goodyear has concluded that in respect of any of the above described liabilities, it is not reasonably possible that it would incur a loss exceeding the amount currently accrued for at March 31, 2003, with respect thereto which would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear at March 31, 2003, although an unanticipated adverse final determination in these proceedings could have a material impact on Goodyear’s results of operations, financial position and liquidity in any quarter or for the year.

Environmental Matters. At March 31, 2003, Goodyear had recorded liabilities totaling $54.5 million ($53.5 million at December 31, 2002) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation. Goodyear had recorded liabilities totaling $141.1 million and $136.7 million for anticipated costs related to workers’ compensation at March 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

Deferred Tax Asset Valuation Allowance. Goodyear continues to maintain a valuation allowance against all of its net Federal and state and some of its international subsidiaries deferred tax assets.

     The net Federal and state deferred tax assets are almost entirely composed of deductions available to reduce Federal and state taxable income in future years. The international deferred tax assets include loss carryforwards as well as deductions available to reduce future international taxable income.

     Goodyear intends to adjust or eliminate the valuation allowance when sufficient positive evidence exists to support realization of some or all of its Federal, state and international deferred tax assets.

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

SEGMENT INFORMATION

Segment information reflects the strategic business units (“SBUs”) of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

     Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS and SAG (excluding certain corporate expenses). Segment operating income also included equity (earnings) losses in affiliates. Segment operating income did not include the previously discussed rationalization charges.

     Total segment operating income was $68.0 million in the first quarter of 2003, increasing 106.7% from $32.9 million in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2003 was 1.8%, compared to 1.0% in the 2002 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income created by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 7, Business Segments, for a reconciliation of total segment operating income to loss before income taxes.

North American Tire

	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	24.8	26.2
Sales	$1,591.1	$1,651.8
Segment Operating Income	(61.5)	(51.3)
Segment Operating Margin	(3.9)%	(3.1)%

North American Tire segment unit sales in the 2003 first quarter decreased 1.4 million units or 5.2% from the 2002 period. Replacement unit volume decreased 6.4% and OE unit volume decreased 2.7%.

     Revenues decreased 3.7% the first quarter of 2003 from the 2002 period due to reduced volume in certain segments of the replacement market and the lower tire units delivered in connection with the Ford tire replacement program initiated in 2001. Unfavorable product mix also negatively impacted sales compared to 2002. 2002 first quarter OE sales were also favorably impacted by an increase in auto production.

     During the first quarter of 2002, Goodyear supplied approximately 500,000 tire units for the Ford tire replacement program with a segment operating income benefit of approximately $10 million for that period. Ford ended the replacement program on March 31, 2002. Segment operating income in the first quarter of 2002 also included a charge of approximately $10 million related to the return of tires previously sold by Goodyear to Penske Automotive Centers. On April 6, 2002, Penske Automotive Centers announced plans to close its 563 stores in the United States.

     North American Tire segment operating income in the first quarter of 2003 decreased 19.9% from the 2002 quarter. Higher raw material costs of approximately $22 million and a volume short fall of approximately $11 million unfavorably impacted 2003 segment operating income. 2003 segment operating income was positively impacted by approximately $10 million due to the change in the salaried associates’ vacation policy discussed above. Reduced research and development costs, improvements in retail operations and cost savings initiatives also benefited segment operating income.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $56 million.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in mix, increases in raw material and energy prices, higher wage and benefit costs and general economic conditions. On April 19, 2003, Goodyear’s master contract with the USWA expired. Approximately 8,400 employees or 26% of the segment’s employees are covered by this contract. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of any agreement ultimately reached could result in higher wage and benefit costs in the United States. Any prolonged interruption of production could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

European Union Tire

	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	15.8	15.1
Sales	$930.9	$744.9
Segment Operating Income	32.0	16.6
Segment Operating Margin	3.4%	2.2%

European Union Tire segment unit sales in the 2003 first quarter increased 0.7 million units or 4.8% from the 2002 period. Replacement unit sales increased 11.6% while OE volume decreased 7.7%.

     Revenues in the first quarter of 2003 increased 25.0% compared to 2002 primarily due to the favorable effect of currency translation of approximately $171 million. Higher volume, price increases and improved product mix also positively affected revenues in the 2003 quarter.

     For the first quarter of 2003, segment operating income increased 92.8% compared to 2002 due to lower conversion costs of approximately $15 million, the positive effect of currency translation of approximately $9 million and higher volume of approximately $9 million. Higher raw material costs of approximately $10 million and higher SAG costs negatively affected first quarter 2003 segment operating income compared to 2002.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $9.0 million.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	4.0	3.8
Sales	$227.4	$174.5
Segment Operating Income	21.0	10.8
Segment Operating Margin	9.2%	6.2%

Eastern Europe, Africa and Middle East Tire (“Eastern Europe Tire”) segment unit sales in the 2003 first quarter increased 0.2 million units or 6.4% from the 2002 period. Replacement unit sales increased 10.9% while OE volume decreased 11.1%.

     Revenues increased 30.3% in the 2003 first quarter compared to 2002 primarily due to improved pricing and the positive impact of currency translation. Revenue was favorably affected by currency translation of approximately $35 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period.

     Segment operating income in the 2003 quarter increased 94.4% from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $6 million related to currency translation and by approximately $5 million due to lower conversion costs. Higher volume favorably impacted 2003 segment operating income by approximately $4 million, while higher raw material prices of approximately $4 million negatively impacted the 2003 period.

     Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, labor disturbances and currency translation.

Latin American Tire

	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	4.7	4.9
Sales	$231.7	$245.6
Segment Operating Income	26.0	25.4
Segment Operating Margin	11.2%	10.3%

Latin American Tire segment unit sales in the 2003 first quarter were down 0.2 million units or 5.7% from the 2002 period. Replacement unit sales decreased 1.7% and OE volume decreased 15.9%.

     Revenues in the 2003 first quarter decreased 5.7% from the 2002 period. Currency translation reduced sales by approximately $69 million in the first quarter compared to 2002. Revenues during the period benefited from improved prices and product mix.

     Segment operating income in the 2003 quarter increased 2.4% from the 2002 period. Segment operating income was favorably impacted by approximately $36 million related to improved pricing levels and product mix. Price adjustments were made to partially offset the adverse impact of currency movements. Currency translation reduced segment operating income by approximately $27 million. Higher conversion costs of approximately $5 million and increased raw material costs of approximately $5 million also negatively impacted segment operating income compared to the 2002 period.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $0.9 million.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	3.3	3.0
Sales	$140.5	$121.7
Segment Operating Income	12.7	7.6
Segment Operating Margin	9.0%	6.2%

Asia Tire segment unit sales in the 2003 first quarter increased .3 million or 8.9% from the 2002 period. Replacement unit sales decreased 1.1% and OE volume increased 35.3%.

     Revenues in the 2003 quarter increased 15.4% compared to the 2002 period due primarily to higher OE volume. Improved selling prices on replacement and OE tires also favorably impacted revenues in the 2003 period.

     Segment operating income in the first quarter increased 67.1% compared to the 2002 period due to improved pricing and product mix of approximately $6 million, the favorable impact of currency translation of approximately $2 million and higher volume of approximately $2 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $6 million and increased SAG costs.

     Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy costs and currency translation.

     Sales and segment operating income of the Asia Tire Segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in South Pacific Tyres, Ltd. (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, but are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

     The following presents 100% of the sales and operating income of SPT:

	Three Months Ended
	March 31,
(In millions)	2003	2002

Net sales	$142.1	$121.0
Operating loss	(1.2)	(3.3)

SPT debt totaled $147.2 million at March 31, 2003, of which $33.0 million was payable to Goodyear. At December 31, 2002, debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Three Months Ended
	March 31,
(In millions)	2003	2002

Sales	$291.9	$283.1
Segment Operating Income	10.8	10.2
Segment Operating Margin	3.7%	3.6%

Engineered Products revenues increased 3.1% in the first quarter of 2003 from 2002 due largely to higher sales of replacement and military products, while sales of industrial products declined. Revenues were adversely impacted by currency translation of approximately $4 million.

     Segment operating income increased 5.9% in the first quarter of 2003 compared to the 2002 period due to higher volume of approximately $4 million which is due in part to a customer’s purchase of inventory previously held on consignment and improved pricing and product mix of approximately $2 million. 2003 segment operating income was negatively impacted by higher conversion costs of approximately $4 million and higher SAG costs of approximately $1 million.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $0.6 million.

     Revenues and segment operating income in the Engineered Products Segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation. The Engineered Products Segment plants in the U.S. are included in Goodyear’s master contract with the USWA, which expired on April 19, 2003. Approximately 2,300 employees or 31% of the segment’s employees are covered by this contract. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States. Any prolonged interruption of production could have a material effect on the Company’s financial position, results of operations and liquidity.

Chemical Products

	Three Months Ended
	March 31,
(In millions)	2003	2002

Sales	$297.9	$196.3
Segment Operating Income	27.0	13.6
Segment Operating Margin	9.1%	6.9%

Chemical Products revenues increased 51.8% in the 2003 first quarter compared to 2002. Approximately 60% of Chemical Products sales are to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in the first quarter of 2003 increased primarily due to higher volume and higher net selling prices. The higher net selling prices were caused by increased raw material and energy costs.

     Segment operating income in the 2003 quarter increased 98.5% from the 2002 period primarily due to improved volume of approximately $12 million as pricing offset raw material and energy increases. The natural rubber operations contributed approximately $5 million of the improvement through pricing and volume.

     The Company is exploring the possible sale of its Chemical business to both enhance its financial flexibility and focus future investments on its core business.

     Revenues and segment operating income in the Chemical Products Segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $373.2 million during the first quarter of 2003, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased from March 31, 2002 to March 31, 2003, due primarily to increased accounts receivable and inventory.

INVESTING ACTIVITIES

Net cash used in investing activities was $57.0 million during the first quarter of 2003. Capital expenditures were $90.1 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected not to exceed $360 million in 2003.

	Three Months Ended
	March 31,
(In millions)	2003	2002

Capital Expenditures	$90.1	$75.8
Depreciation and Amortization	147.9	146.8

On April 8, 2003, Goodyear sold 20.8 million shares of its investment in Sumitomo Rubber Industries, Ltd. (“SRI”) for approximately $83 million.

     On April 28, 2003, the Company purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for approximately $71 million for which Goodyear has a liability recorded. Goodyear now owns 100% of Wingfoot Commercial Tire Systems LLC.

FINANCING ACTIVITIES

Net cash provided by financing activities was $219.3 million during the first three months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(In millions)	March 31, 2003	December 31, 2002	March 31, 2002

Consolidated Debt	$3,826.7	$3,642.2	$3,561.0
Debt to Debt and Equity	87.2%	84.8%	56.3%

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

     The Company had approximately $319 million of unused available committed credit under the new facilities as of April 1, 2003. In addition, in connection with the restructuring and refinancing, the Company estimates that it increased its cash balance by approximately $515 million on April 1, 2003.

     With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. In addition to the restructured facilities, at April 1, 2003, various international subsidiaries of Goodyear had approximately $275 million ($346 million prior to restructuring) of available borrowings under non-domestic accounts receivable securitization facilities. The Company expects these international accounts receivable securitization facilities to be reduced in the second quarter of 2003 and is evaluating alternatives to replace or restructure them. As of April 1, 2003, Goodyear had short term committed and uncommitted bank credit arrangements totaling approximately $418 million, of which approximately $253 million were unused. The continued availability of these arrangements is at the discretion of the relevant lender and a portion of these arrangements may be terminated as a result of the restructuring and refinancing.

     As of April 1, 2003, the Company estimates that the total fees and expenses incurred for the restructuring and refinancing will be approximately $120 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, $14.4 million was charged against income in the first quarter of 2003 and the remainder will be charged against income over the term of the agreements.

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities will be included on Goodyear’s consolidated balance sheet. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at March 31, 2003 or December 31, 2002.

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

     In addition, the U.S. term facility requires that any amount outstanding under the facility be prepaid with:

•	75% of the net cash proceeds of any asset sales or dispositions greater than $5.0 million;

•	50% of net cash proceeds of any sale of the Engineered Products Division; and

•	50% of the net cash proceeds of any debt or equity issuances.

     Since April 1, 2003, the Company has used the proceeds of the sale of shares of SRI to pay down $62.1 million of the U.S. term facility.

     The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $200 million in 2003, 2004 and 2005 (through April 30), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. As a result of the second quarter 2003 sale of 20,833,000 shares of SRI for approximately $83 million, the capital expenditure limit for 2003 has increased from $360 million to approximately $381 million. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year.

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

     The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany (and Slovenia if Sava Joint Venture Holding becomes a wholly-owned subsidiary of GDTE), including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

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

     Subject to the provisions in the European facilities and agreements with Goodyear’s joint venture partner, SRI (which include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms), GDTE is permitted to transfer funds to Goodyear.

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

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus

(B)  a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI and Wingfoot Commercial Systems). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) $275 million of the non-domestic accounts receivable facilities, which remain in place as of April 1, 2003, and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

Terminated or Amended Credit Facilities

Prior to being amended and restated, the $750 million five-year revolving credit facility was with 26 domestic and international banks and provided for borrowings of up to the $750 million commitment at any time until August 15, 2005, when the commitment was to terminate and any outstanding loans were to mature. During the first three months of 2003, commitment fees averaged 50 basis points. Under the five-year revolving credit facility, the Company was permitted to provide up to $200 million of standby letters of credit. The Company provided $199.7 million of standby letters of credit as of March 31, 2003. During the first quarter of 2003, participation fees for the five-year revolving credit facility averaged 150 basis points.

     The $575 million 364-day revolving credit facility, which was an extension of a $775 million facility which expired on August 13, 2002, was with 21 domestic and international banks and provided for borrowings of up to the $575 million commitment at any time until August 12, 2003. During the first quarter of 2003, commitment fees for the 364-day revolving credit facility averaged 35 basis points.

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

Terminated Domestic Accounts Receivable Securitization Facility

Until April 1, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity (“SPE”). The results of operations and financial position of Wingfoot A/R LLC are not included in the consolidated financial statements of the Company as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings ($577.5 million and $624.1 million at March 31, 2003 and December 31, 2002, respectively) were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Goodyear paid fees under the program based on certain variable market interest rates and other agreed amounts. These fees were reported as Other (Income) and Expense. Wingfoot A/R LLC was permitted to borrow a maximum of $700 million from the note purchasers. The aggregate amount of Goodyear’s investments in Wingfoot A/R LLC was $448.7 million and $313.1 million at March 31, 2003 and December 31, 2002, respectively.

     The Wingfoot A/R facility was amended on December 10, 2002. The amendment reduced the rating required to be maintained by the Company for its long term debt discussed above from Ba2/BB to Ba3/BB-. In connection with the amendment, the Company agreed to increase the amounts payable to the lenders under the facility and paid fees to the lenders as additional consideration for their granting the amendment. On March 20, 2003, Moody’s Investor Services lowered Goodyear’s senior unsecured rating to B1. Although this rating provided the lenders with certain termination rights, the lenders did not seek to terminate the facility and the outstanding borrowings under the facility were retired in connection with the restructuring and refinancing on April 1, 2003.

Non-Domestic Accounts Receivable Securitization Facilities

Various international subsidiaries of the Company have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables. These subsidiaries retain servicing responsibilities. As of April 1, 2003, the amount available for borrowing under these facilities was approximately $275 million ($346 million prior to the restructuring). The Company expects these facilities to be reduced in the second quarter of 2003 and is evaluating alternatives to replace them. During March 2003, a $63 million accounts receivable facility in Canada was retired. The receivables pledged under the retired Canadian facility now constitute a portion of the collateral pledged under the $1.30 billion senior secured asset-backed facility. In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2003 and 2002.

     At March 31, 2003, the net proceeds for all sales of receivables by Goodyear were $859.3 million. Net cash outflows of $71.6 million were recorded in the first quarter of 2003 for transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 5, Accounts and Notes Receivable.

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

     On March 20, 2003, Moody’s Investor Services assigned a Ba2 long term debt rating to Goodyear’s then proposed restructured credit facilities. At the same time, Moody’s assigned Goodyear a senior implied rating of Ba3, an unsecured long-term issuer rating of B1 and lowered Goodyear’s senior unsecured debt rating to B1. Moody’s rating outlook is stable. On March 20, 2003, Standard & Poor’s assigned ratings on the then proposed restructured credit facilities of BB+ for the $1.30 billion senior secured asset-backed credit facility; and BB- for the U.S. facilities and the European facilities. On April 2, 2003, Standard & Poor’s affirmed its BB- long term debt rating, maintained its negative outlook and lowered the rating on Goodyear’s unsecured notes to B+.

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

Turnaround Strategy

The Company is currently implementing the initial stages of a turnaround strategy for the North American Tire Segment which will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be adversely affected by trends that negatively affected the North American Tire Segment in 2002 and prior years, including industry overcapacity which limits pricing power, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. The Company’s financial position, results of operations and liquidity could also be adversely affected by events related to the expiration of Goodyear’s master contract with the United Steelworkers of America on April 19, 2003, and other factors mentioned in the discussion of the North American Tire Segment above.

Future Capital Requirements

Based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated requirements for working capital, debt service and capital expenditures.

     Prior to March 2003, the Company had not historically drawn down its revolving credit facilities to meet its liquidity demands. However, during March 2003, the Company drew down $600 million from its revolving credit facilities. In the future, the Company intends to access its restructured revolving credit facilities to support its liquidity demands on an as needed basis.

     The Company is required to meet certain covenants related to the credit agreements as discussed above. In the event the Company failed to comply with these covenants, the lenders would have the right to cease further loans to the Company and to demand the repayment of all outstanding loans under these facilities.

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

COMMITMENTS & CONTINGENCIES

The following table presents, at March 31, 2003, (except Long Term Debt, see (1) below), Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of March 31, 2003

Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Long Term Debt (1)	$4,949.1	$223.4	$1.5	$3,245.3	$570.8	$101.6	$806.5
Capital Lease Obligations (2)	101.5	9.7	9.0	7.5	6.9	6.8	61.6
Operating Leases (3)	1,410.7	254.5	214.8	172.3	157.8	101.7	509.6
Binding Commitments (4)	400.2	385.9	9.1	1.8	1.5	1.2	0.7
Total Contractual Cash Obligations	$6,861.5	$873.5	$234.4	$3,426.9	$737.0	$211.3	$1,378.4

	Amount of Commitment Expiration per Period

Other Off Balance Sheet Financial Guarantees Written and Other Commitments (5)	$86.7	$61.2	$5.4	$0.8	$0.5	$4.9	$13.9

(1)	Long term debt payments include notes payable and reflect the restructuring and refinancing of the Company’s credit facilities on April 1, 2003.

(2)	The present value of capital lease obligations is $63.1 million.

(3)	Operating leases do not include minimum sublease rentals of $42.3 million, $33.8 million, $24.1 million, $16.0 million, $9.9 million and $17.4 million in each of the periods above, respectively, for a total of $143.5 million. Net operating lease payments total $1,267.1 million. The present value of operating leases is $700.4 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets, which are in some instances leased from SPEs owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. At March 31, 2003, the Company was a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at March 31, 2003, approximately $44.1 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. SRI’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire SRI’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

•	Goodyear expects to make contributions to its domestic pension plans of approximately $375 million to $425 million in 2004 in order to satisfy statutory minimum funding requirements.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Goodyear actively manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At March 31, 2003, the interest rates on 61% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 70% at December 31, 2002. Goodyear also from time to time enters into interest rate lock contracts to hedge the risk-free component of anticipated long term debt issuances.

     The following tables present information at March 31:

(Dollars in millions)
Interest Rate Swap Contracts	2003	2002

Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.29	2.00

Average years to maturity	1.00	2.00
Fair value – liability	$(12.2)	$(6.3)
Pro forma fair value – liability	(12.6)	(7.5)

Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	3.16%	3.66%
Receive fixed rate	6.63	6.63

Average years to maturity	3.71	4.70
Fair value – asset (liability)	$18.1	$(3.7)
Pro forma fair value – asset (liability)	19.0	(1.9)

The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2003	2002

Fixed Rate Contracts:
Notional principal	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.40	2.00

Floating Rate Contracts:
Notional principal	$227.0	$88.0
Pay variable LIBOR	3.18%	3.76%
Receive fixed rate	6.63	6.63

The following table presents fixed rate debt information at March 31:

(In millions)
Fixed Rate Debt	2003	2002

Fair value – liability	$1,678.7	$2,317.5
Carrying amount – liability	2,189.8	2,337.1
Pro forma fair value – liability	1,738.2	2,416.7

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2003 and 2002, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of Goodyear’s interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear enters into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro300 million of the Euro Notes due 2005 are hedged by currency swap agreements. In April 2003, Euro200 million of the currency swaps were liquidated, resulting in a hedge balance of Euro100 million.

     Contracts hedging the Swiss franc bond, the Euro Notes and forecasted transactions under intercompany royalty agreements are designated as cash flow hedges. The hedged intercompany royalty transactions will occur during 2003. Contracts hedging short term trade receivables and payables normally have no hedging designation.

     The following table presents foreign currency contract information at March 31:

(In millions) Foreign Exchange Contracts	2003	2002

Fair value – asset (liability)	$ 72.0	$ (25.0)
Pro forma change in fair value	9.8	19.6
Contract maturities	4/03-12/18	4/02-3/06

Fair value – asset (liability):
Swiss franc swap-current	$ (1.5)	$ (2.7)
Swiss franc swap-long term	35.0	10.1
Euro swaps-current	0.1	(7.3)
Euro swaps-long term	42.6	(20.5)
Other-current asset	1.5	0.8
Other-current liability	(2.1)	(3.4)

The pro forma change in fair value assumes a 10% change in foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     At March 31, 2003, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options are designated as cash flow hedges. At March 31, 2003, the underlying contract value of these options totaled $24.2 million with minimal fair value. The uncertainty of foreign currency markets in the future precludes the Company from assessing whether or not these options will be exercised.

     The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including the following risks:

•	Goodyear faces significant competition and its ability to compete successfully will depend, in significant part, on Goodyear’s ability to reduce its costs by such means as reduction of excess capacity, elimination of redundancies and shifting production to low-cost supply sources.

•	Goodyear’s future profitability is dependent upon its ability to successfully implement its turnaround strategy for the North American Tire Segment and its previously announced rationalization actions.

•	Inability to recover higher raw material and energy costs may negatively affect Goodyear’s operating results and financial condition.

•	Goodyear’s financial position, results of operations and liquidity could be adversely affected by a work stoppage resulting from the expiration of the master contract with the United Steel Workers of America.

•	Depreciation in the value of the securities held in Goodyear’s employee benefit plans would increase Goodyear’s pension expense and under-funding levels, which could adversely affect Goodyear’s operating results and financial condition.

•	Goodyear’s long-term ability to meet its current obligations and repay maturing indebtedness is dependent on its ability to improve its operating results, thereby improving access to the capital markets.

•	Any failure by Goodyear to comply with any material provision of its restructured credit facilities could have a material adverse effect on Goodyear’s liquidity and operations.

•	Goodyear faces product liability litigation as well as possible product recalls. The costs of defending and/or resolving these matters, or the costs of adverse judgments, could have a material adverse effect on Goodyear’s results of operations and financial position.

•	Goodyear’s international operations are subject to certain risks associated with doing business in other countries including exposure to local economic conditions, potential adverse changes in the diplomatic relations, local hostilities, adverse currency exchange controls, withholding taxes and restrictions on withdrawal of foreign investments and earnings, expropriations of property, potential instability of foreign governments, risks of renegotiation or modification of agreements with government authorities and changes in local laws or government policies.

•	The volatility of currency exchange rates may adversely affect Goodyear’s operating results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (“Goodyear”) on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), wherein at Item 3 Goodyear reported certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (D) and (F) of Item 3 of the 2002 10-K.

     (1)  At paragraph (D) of Item 3, pages 14 through 16, of the 2002 10-K, Goodyear reported certain civil actions related to alleged breaches of express and implied warranties in respect of Entran II hose manufactured and installed by others in houses or on other properties of the plaintiffs as a part of Heatway radiant floor heating systems. One of the matters discussed in paragraph (D) is Anderson, et al. v. Goodyear, et al., (Case No. 98CV439), a class action complaint filed in November 1998 in the District Court of Eagle County, Colorado. On February 21, 2003, the Court in Anderson ruled that Goodyear was collaterally estopped from claiming, among other things, that the Entran II hose was not defective. The matter is set for trial in July 2003. In addition, on January 24, 2003, a class action complaint, David Pena v. Goodyear, Civil Action No. 030901405, was filed in the Third Judicial District Court in Salt Lake County, Utah on behalf of all property owners in Utah who have Entran II hose installed in their property. The complaint alleges, among other things, that the Entran II hose was defectively designed and that Goodyear knew that Entran II was unfit for its intended use and unreasonably dangerous to the property of consumers. The plaintiffs are seeking damages, attorneys fees and costs and such other relief as the court may deem proper. A similar action, James E. Simon, et al. v. Goodyear et al., Civil Action No. BC294423, was filed on April 22, 2003 in the Superior Court of California, County of Los Angeles. The Simon action was filed on behalf of all property owners in California who have Entran II installed in their property. The complaint alleges, among other things, that Goodyear knew that Entran II was defective and not fit for use in radiant heating, that Entran II is unreasonably dangerous to homeowners and that Goodyear violated the California Consumer Legal Remedies Act and the California Unfair Competition Law. The plaintiffs are seeking, among other things, damages, a civil penalty equal to twice the plaintiffs’ actual damages, attorneys fees and costs and such other relief as the court may deem proper.

     (2)  At paragraph (F) of Item 3, page 16, of the 2002 10-K, Goodyear reported that, at December 31, 2002, it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 97,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the first quarter of 2003, approximately 8,000 new claims were filed against Goodyear and approximately 3,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the first quarter of 2003 was approximately $7.3 million (before recovery of insurance proceeds). At March 31, 2003, there were approximately 102,000 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K. The following Current Report on Form 8-K was filed by The Goodyear Tire & Rubber Company during the quarter ended March 31, 2003:

     Form 8-K, dated February 4, 2003 (Items 5 and 7).

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: April 30, 2003	By /s/ Stephanie W. Bergeron

Stephanie W. Bergeron, Senior Vice President

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

CERTIFICATIONS

     I, Robert J. Keegan, certify that:

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

Date: April 30, 2003

/s/ Robert J. Keegan

Robert J. Keegan
President and Chief Executive Officer
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

Date: April 30, 2003

/s/ Robert W. Tieken

Robert W. Tieken,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2003

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

(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

4	(c) Conformed copy of $750,000,000 Amended and	4.1
	Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders Named therein, and JPMorgan Chase Bank, as Administrative Agent.

	(d) Conformed copy of $645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.	4.2

	(e) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxemburg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent.	4.3

	(f) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent.	4.4

	(g) Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent.	4.5

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

(j) Conformed copy of Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(k) Conformed copy of Amended and Restated 364-Day Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(l) Conformed copy of Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and Chase Manhattan International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).

(m) Form of First Amendment, dated as of November 9, 2001, to the Term Loan Agreement, dated as of March 30, 2001, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and JPMorgan Chase International Limited, as London Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(n) Conformed copy of Second Amendment, dated as of August 13, 2002, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and Chase Bank International Limited, as Lender’s Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30,

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

2002).

	In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended March 31, 2003 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

10	MATERIAL CONTRACTS

	Agreement dated as of March 3, 2003, between Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements.	10.1

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

99	ADDITIONAL EXHIBITS

	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

*	Pursuant to Item 601 of Regulation S-K.