Form 10-Q
period 2003-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2003-07-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes ☑	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ___

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2003:	175,309,525

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
S I G N A T U R E S
INDEX OF EXHIBITS
EX-3.1 Code of Regulations
EX-12 Ratio of Earnings to Fixed Charges
EX-31.1 302 Cert of Chief Executive Officer
EX-31.2 302 Cert of Chief Financial Officer
EX-32.1 906 Certification of CEO and CFO

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

(In millions, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

NET SALES	$3,758.2	$3,478.8	$7,303.7	$6,790.0
Cost of Goods Sold	3,051.0	2,787.4	5,975.4	5,548.5
Selling, Administrative and General Expense	596.5	553.4	1,170.4	1,078.5
Rationalizations (Note 2)	17.6	—	85.8	—
Interest Expense	82.0	59.6	139.8	120.6
Other (Income) and Expense (Note 3)	26.6	17.9	69.5	36.1
Foreign Currency Exchange	19.7	(6.1)	19.1	7.2
Equity in (Earnings) Losses of Affiliates	4.4	1.4	6.9	6.0
Minority Interest in Net Income (Loss) of Subsidiaries	12.1	16.0	23.5	29.5

Income (Loss) before Income Taxes	(51.7)	49.2	(186.7)	(36.4)
United States and Foreign Taxes on Income (Loss)	21.9	20.3	50.2	(2.1)

NET INCOME (LOSS)	$(73.6)	$28.9	$(236.9)	$(34.3)
Retained Earnings at Beginning of Period			2,007.1	3,192.7
CASH DIVIDENDS			—	(39.2)

Retained Earnings at End of Period			$1,770.2	$3,119.2

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC:	$(0.42)	$0.18	$(1.35)	$(0.21)

Average Shares Outstanding (Note 4)	175.3	163.3	175.3	163.2
NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED:	$(0.42)	$0.18	$(1.35)	$(0.21)

Average Shares Outstanding (Note 4)	175.3	164.3	175.3	163.2
CASH DIVIDENDS PER SHARE	$—	$0.12	$—	$0.24

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In millions)	June 30,	December 31,
	2003	2002
	Unaudited

ASSETS:
Current Assets:
Cash and cash equivalents (Note 1)	$1,182.8	$923.0
Short term securities	—	24.3
Accounts and notes receivable, less allowance – $109.9 ($99.9 in 2002) (Note 5)	2,608.0	1,459.7
Inventories:
Raw materials	466.2	451.0
Work in process	110.8	100.0
Finished products	2,065.7	1,820.6

	2,642.7	2,371.6
Prepaid expenses and other current assets	306.8	448.1

Total Current Assets	6,740.3	5,226.7
Long Term Accounts and Notes Receivable	315.9	236.3
Investments in Affiliates	146.7	141.7
Other Assets	76.6	254.9
Goodwill and Other Intangible Assets	784.4	768.7
Prepaid and Deferred Pension Costs	924.7	913.4
Deferred Charges	501.1	412.6
Properties and Plants, less accumulated depreciation – $6,956.2 ($6,571.6 in 2002)	5,251.0	5,192.3

TOTAL ASSETS	$14,740.7	$13,146.6

LIABILITIES:
Current Liabilities:
Accounts payable – trade	$1,525.4	$1,502.2
Compensation and benefits	965.9	961.2
Other current liabilities	427.0	481.6
United States and foreign taxes	466.7	473.2
Notes payable (Note 7)	129.4	283.4
Long term debt due within one year (Note 7)	42.3	369.8

Total Current Liabilities	3,556.7	4,071.4
Long Term Debt and Capital Leases (Note 7)	4,851.0	2,989.0
Compensation and Benefits	4,309.4	4,194.2
Other Long Term Liabilities	624.2	501.2
Minority Equity in Subsidiaries	788.2	740.2

TOTAL LIABILITIES	14,129.5	12,496.0
Commitments and Contingent Liabilities (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares
Outstanding shares - 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.4	1,390.3
Retained Earnings	1,770.2	2,007.1
Accumulated Other Comprehensive Income	(2,724.7)	(2,922.1)

TOTAL SHAREHOLDERS’ EQUITY	611.2	650.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,740.7	$13,146.6

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In millions)
				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Equity

Balance at December 31, 2002	$175.3	$1,390.3	$2,007.1	$(2,922.1)	$650.6
Comprehensive loss for 2003:
Net loss			(236.9)
Foreign currency translation				209.8
Minimum pension liability				(21.6)
Unrealized investment gain				9.6
Deferred derivative loss				(0.4)
Total comprehensive loss					(39.5)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at June 30, 2003	$175.3	$1,390.4	$1,770.2	$(2,724.7)	$611.2

	June 30,	December 31,
Accumulated Other Comprehensive Loss	2003	2002

Foreign currency translation adjustment	$(1,179.3)	$(1,389.1)
Minimum pension liability adjustment	(1,538.5)	(1,516.9)
Unrealized investment gain (loss)	0.3	(9.3)
Deferred derivative loss	(7.2)	(6.8)

Total	$(2,724.7)	$(2,922.1)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unaudited

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Income (Loss)	$(73.6)	$28.9	$(236.9)	$(34.3)
Other comprehensive income (loss):
Foreign currency translation	144.9	67.5	209.8	45.4
Minimum pension liability	(23.6)	(4.1)	(21.6)	(3.4)
Deferred derivative gain (loss)	(13.7)	53.2	9.0	49.0
Tax on deferred derivative gain (loss)	—	(20.2)	—	(18.6)
Reclassification adjustment for amounts recognized in income	5.3	(50.7)	(8.5)	(41.5)
Tax on derivative reclassification adjustment	(1.1)	19.3	(0.9)	15.8
Unrealized investment gain	10.9	3.9	9.6	3.9

Comprehensive (Income) Loss	$49.1	$97.8	$(39.5)	$16.3

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

(In millions)	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(236.9)	$(34.3)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	301.7	302.2
Rationalizations (Note 2)	78.6	—
Asset sales (Note 3)	7.0	—
Net cash flows from sale of accounts receivable (Note 5)	(647.2)	12.3
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(403.6)	(216.3)
Inventories	(183.5)	(15.3)
Accounts payable — trade	(141.6)	114.5
Other assets and liabilities	169.0	(83.2)

Total adjustments	(819.6)	114.2

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(1,056.5)	79.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(177.3)	(172.9)
Short term securities acquired	—	(36.2)
Short term securities redeemed	26.0	—
Asset dispositions (Note 6)	84.9	—
Asset acquisitions (Note 6)	(71.2)	(38.9)
Other transactions	101.4	(30.4)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(36.2)	(278.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	408.6	41.8
Short term debt paid	(471.9)	(37.1)
Long term debt incurred	2,918.7	3.5
Long term debt paid	(1,441.1)	(32.3)
Common stock issued	—	2.5
Dividends paid to Sumitomo	(15.7)	(6.2)
Dividends paid to Goodyear shareholders	—	(39.2)
Debt issuance costs	(104.1)	—
Other transactions	27.9	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	1,322.4	(67.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	30.1	(13.9)

Net Change in Cash and Cash Equivalents	259.8	(279.4)
Cash and Cash Equivalents at Beginning of the Period	923.0	959.4

Cash and Cash Equivalents at End of the Period	$1,182.8	$680.0

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 of The Goodyear Tire & Rubber Company.

     Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2003.

Cash and Cash Equivalents

The Company will from time to time maintain balances on deposit at various financial institutions primarily as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At June 30, 2003, cash balances totaling approximately $32 million were subject to such restrictions.

Rationalizations

The Company adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires, among other things, that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Refer to Note 2.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Six Months Ended
(In millions, except per share)	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$(73.6)	$28.9	$(236.9)	$(34.3)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.1	(0.6)	(0.1)	(3.4)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5.4)	(8.6)	(10.8)	(17.2)

Net income (loss) as adjusted	$(78.9)	$19.7	$(247.8)	$(54.9)

Net income (loss) per share:
Basic – as reported	$(0.42)	$0.18	$(1.35)	$(0.21)
– as adjusted	(0.45)	0.12	(1.41)	(0.34)
Diluted – as reported	$(0.42)	$0.18	$(1.35)	$(0.21)
– as adjusted	(0.45)	0.12	(1.41)	(0.34)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation.

NOTE 2. RATIONALIZATIONS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

	Associate-related	Other Than Associate-
(In millions)	Costs	related Costs	Total

First quarter charge	$60.9	$7.3	$68.2
Second quarter charge	16.9	2.4	19.3
Incurred	(44.8)	(9.7)	(54.5)

Accrual balance at June 30, 2003	$33.0	$—	$33.0

Goodyear recorded a net rationalization charge totaling $85.8 million ($78.6 million after tax or $0.45 per share) during the first and second quarters of 2003, which included reversals of $1.7 million ($1.3 million after tax or $0.01 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $87.5 million ($79.9 million after tax or $0.46 per share). The second quarter net rationalization charge of $17.6 million ($13.4 million after tax or $0.08 per share) included new charges of $19.3 million ($14.7 million after tax or $0.09 per share) and reversals of $1.7 million ($1.3 million after tax or $0.01 per share). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe, Latin America and Asia. Of the $87.5 million charge, $57.8 million related to future cash outflows, primarily associate severance costs, and $29.7 million related to pension curtailments and non-cash writeoffs primarily of equipment taken out of service in North America and the European Union. Of the $19.3 million second quarter charge, $17.1 million related to future cash outflows and $2.2 million related to non-cash writeoffs. Goodyear plans to complete these actions during the first half of 2004.

     Under the above programs, Goodyear provided for the release of approximately

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1,300 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first half of 2003, $44.8 million was incurred in associate-related costs, including $20.5 million during the second quarter of 2003.

     Other than associate-related costs were primarily for the writeoff of equipment taken out of service in North America and the European Union and outplacement services. Goodyear incurred $9.7 million of other than associate-related costs during the first half of 2003 primarily for the writeoff of equipment taken out of service, including $2.5 million during the second quarter of 2003.

     The following table summarizes, by segment, the total amounts recorded in the six month period ended June 30, 2003, and the total costs incurred in the three and six month periods ended June 30, 2003:

		Amount incurred for	Amount incurred for
		the three months	the six months
(In millions)	Recorded	ended June 30, 2003	ended June 30, 2003

North American Tire	$56.0	$13.6	$43.5
European Union Tire	19.4	2.7	3.6
Latin American Tire	5.5	1.9	1.9
Asia Tire	1.5	1.5	1.5
Engineered Products	3.2	1.9	2.2
Corporate	1.9	1.4	1.8

	$87.5	$23.0	$54.5

The amounts recorded above include all costs expected to be incurred in connection with these activities with the exception of European Union Tire, which will incur approximately $1 million of additional restructuring costs in the second half of 2003.

2002 Program

	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$20.3	$6.2	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	17.4	3.3	20.7
Incurred	(13.2)	(1.9)	(15.1)

Accrual balance at June 30, 2003	$4.2	$1.4	$5.6

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

     Under the above programs, Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. During the first half of 2003, approximately 450 associates were released, including approximately 270 associates in the second quarter of 2003. Goodyear incurred $13.2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

million of associate-related costs in the first half of 2003, including $3.1 million during the second quarter of 2003.

     Rationalization costs, other than associate-related costs, totaled $6.2 million. These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $1.9 million of other than associate-related costs during the first half of 2003, including $0.4 million during the second quarter of 2003, primarily for ongoing noncancellable lease costs.

     Fourth Quarter 2001 Program

	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$53.1	$78.8	$131.9
Incurred	(1.6)	(42.5)	(44.1)

Accrual balance at December 31, 2001	51.5	36.3	87.8
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.4)	(15.8)

Accrual balance at December 31, 2002	5.1	21.0	26.1
Incurred	(2.9)	(1.6)	(4.5)
Reversed	(0.1)	(1.6)	(1.7)

Accrual balance at June 30, 2003	$2.1	$17.8	$19.9

Goodyear recorded a net rationalization charge totaling $127.8 million ($101.2 million after tax or $0.62 per share) in the fourth quarter of 2001, which included a $4.1 million reversal of reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Goodyear plans to complete these actions during the fourth quarter of 2003 with the exception of ongoing noncancellable lease payments.

     Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. During the first half of 2003, approximately 70 associates were released, including approximately 10 associates in the second quarter of 2003. Goodyear incurred $2.9 million of associate-related costs in the first half of 2003, including $1.1 million during the second quarter of 2003. The reversal of $0.1 million is primarily the result of lower than initially estimated associate-related payments.

     Rationalization costs, other than associate-related costs, totaling $78.8 million were recorded. These costs were primarily for the writeoff of $40.0 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $1.6 million of other than associate-related costs during the first half of 2003, including $0.9 million during the second quarter of 2003, primarily for noncancellable lease costs. The reversals of $1.6 million are primarily the result of lower than initially estimated lease cancellation fees in the European Union.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Asset sales	$15.5	$—	$15.5	$—
Interest income	(6.6)	(4.5)	(11.8)	(6.6)
Financing fees and financial instruments	25.0	12.0	53.0	23.0
General & product liability – discontinued products	(11.8)	4.4	4.4	8.7
Miscellaneous	4.5	6.0	8.4	11.0

	$26.6	$17.9	$69.5	$36.1

Other (Income) and Expense in the second quarter of 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and a gain of $2.1 million ($1.9 million after tax or $0.01 per share) resulting from the sale of land in the Asia Tire Segment.

     Financing fees and financial instruments increased due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Refer to Note 7, Financing Arrangements, for further information about the restructuring and refinancing.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Goodyear reclassified such charges from Selling, Administrative & General Expense (SAG) to Other (Income) and Expense during the second quarter of 2003, due to the non-operational nature of these claims. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG. Goodyear recorded charges for General & product liability–discontinued products totaling $90.0 million for the second quarter of 2003 and $108.0 million for the first six months of 2003. Also during the second quarter of 2003, Goodyear recorded a receivable of $101.8 million, primarily from its excess liability insurance carriers related to General & product liability-discontinued products. This receivable reflects, in part, coverage of General & product liability-discontinued products for which Goodyear incurred charges prior to the second quarter of 2003. Refer to Note 8, Commitments and Contingent Liabilities, for further information about general and product liabilities.

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Average shares outstanding – basic	175.3	163.3	175.3	163.2
Potential common stock – stock options	—	1.0	—	—

Average shares outstanding – diluted	175.3	164.3	175.3	163.2

For all periods presented, average shares outstanding-diluted excludes the effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares, as the effect would have been antidilutive. Had the Company recognized net income for the six month period ended June 30, 2002, average shares outstanding-diluted would have been increased by 1.7 million shares of potential common stock associated with stock options.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. ACCOUNTS RECEIVABLE

Prior to April 1, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that was a bankruptcy-remote special purpose entity. The results of operations and financial position of Wingfoot A/R LLC were not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This program was terminated on April 1, 2003. Accordingly, accounts receivable sold under this program are now recognized on Goodyear’s Consolidated Balance Sheet, and the related subordinated note receivable and investment in the equity of Wingfoot A/R LLC were derecognized. Goodyear’s consolidated debt increased by $577.5 million and Wingfoot A/R LLC transferred cash to Goodyear totaling $32.2 million. This cash represented collections of accounts receivable which had not yet been reinvested in additional Goodyear receivables prior to the termination of the program.

     The following table presents certain cash flows related to this program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Proceeds from collections reinvested in previous securitizations	$—	$1,451.8	$1,089.1	$2,904.4
Servicing fees received	—	1.5	1.2	2.9
Reimbursement for rebates and discounts issued	—	28.4	28.2	52.9
Cash used for termination of program	545.3	—	545.3	—

International subsidiaries of Goodyear have established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At June 30, 2003, the value in U.S. dollars of which these international subsidiaries may borrow is $169.6 million. The following table presents certain cash flows related to these programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Proceeds from collections reinvested in previous securitizations	$336.6	$523.7	$906.6	$1,015.9
Reimbursement for rebates and discounts issued	16.2	8.8	44.3	21.5

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at June 30, 2003 and December 31, 2002. The total amount of financing provided from all domestic and international agreements worldwide was $296.8 million at June 30, 2003, compared to $916.1 million at December 31, 2002. Included in the $296.8 million at June 30, 2003 were receivable financing programs totaling $127.2 million that did not utilize a special purpose entity.

NOTE 6. INVESTMENTS

On April 8, 2003, the Company sold 20,833,000 shares of SRI for approximately $83 million. Goodyear had acquired a 10% ownership of SRI as part of the 1999 global alliance between the two companies. Goodyear now holds approximately 1.5% of SRI’s outstanding shares.

     On April 18, 2003, the Company transferred its 80% ownership of Sava Tires Joint Venture Holding d.o.o. (“Sava Tire”), a tire manufacturing subsidiary in Slovenia, to Goodyear Dunlop Tires Europe B.V. (“GDTE”) for $282.3 million. Goodyear owns 75% of GDTE. As a result of this transaction, Goodyear now indirectly owns 60% of Sava Tire.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     On April 28, 2003, the Company purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for approximately $71 million.

NOTE 7. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $5.83 billion available at June 30, 2003, of which $442.1 million were unused.

Short Term Debt and Financing Arrangements

At June 30, 2003, Goodyear had short term committed and uncommitted credit arrangements totaling $405.0 million, of which $275.6 million were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees associated with these arrangements. The Company has $30 million of cash on deposit to support $27 million of short term committed credit.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $171.7 million at June 30, 2003, compared to $653.2 million at December 31, 2002. Current maturities of long term debt represented $42.3 million of this total, with a weighted average interest rate of 5.74% at June 30, 2003 ($369.8 million and 7.9% at December 31, 2002, respectively). The remaining $129.4 million was short term debt of international subsidiaries, with a weighted average interest rate of 6.38% at June 30, 2003 ($283.4 million and 5.4% at December 31, 2002, respectively).

Long Term Debt and Financing Arrangements

At June 30, 2003, Goodyear had long term credit arrangements totaling $5.43 billion, of which $166.5 million were unused.

     The following table presents long term debt at June 30, 2003 and December 31, 2002:

(In millions)	2003	2002

5.375% Swiss franc bond due 2006	$116.3	$114.0
6.375% Euro Notes due 2005	456.6	418.8
Notes:
8 1/8% due 2003	—	300.0
6 5/8% due 2006	270.7	269.2
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
7% due 2028	149.0	149.0
Bank term loans due 2005 and 2006 (at December 31, 2002, due 2004 and 2005)	1,783.3	850.0
Revolving credit facilities due 2005 and 2006	902.0	—
Other domestic and international debt	101.3	145.0

	4,829.0	3,295.8
Capital lease obligations	64.3	63.0

	4,893.3	3,358.8
Less portion due within one year	42.3	369.8

	$4,851.0	$2,989.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2003, the fair value of Goodyear’s long term fixed rate debt amounted to $1.86 billion, compared to its carrying amount of $2.17 billion. At December 31, 2002, the fair value of Goodyear’s long term fixed rate debt amounted to $2.10 billion, compared to its carrying amount of $2.48 billion. The difference was attributable primarily to the debt outstanding under the new restructuring and refinancing, discussed below, in 2003 and to higher yields in 2002. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of $200 million of the 6 5/8% Notes due 2006 was hedged by interest rate contracts at June 30, 2003 ($250 million at December 31, 2002). The fair value of Goodyear’s variable rate debt approximated its carrying amount at June 30, 2003 and December 31, 2002.

     The Swiss franc bond, Euro Notes and related interest payments on each were fully hedged against currency exposure at June 30, 2003 and December 31, 2002.

     The Notes and Euro Notes have an aggregate face amount of $1.91 billion and are reported net of unamortized discounts aggregating $1.9 million ($2.17 billion and $2.2 million, respectively, at December 31, 2002).

     At June 30, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 5.24% per annum, of which the interest rate on $325.0 million principal amount of bank term loans due 2005 and 2006 was hedged by interest rate contracts. At December 31, 2002, the bank term loans due 2004 and 2005 are comprised of $850.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 3.82% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2004 and 2005 was hedged by interest rate contracts. There were no domestic short term bank borrowings outstanding at June 30, 2003 or December 31, 2002.

     At June 30, 2003, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $902.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 5.20% per annum.

     Other domestic and international debt consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies and maturing in 2003-2012. The weighted average interest rate in effect under these loans was 5.88% at June 30, 2003, compared to 6.15% at December 31, 2002.

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

     The Company had $166.5 million of unused available committed credit under the new facilities as of June 30, 2003.

     With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2003, international subsidiaries had $296.8 million of borrowings under non-domestic accounts receivable securitization facilities.

     The total fees and expenses incurred in 2003 for the restructuring and refinancing were $118.4 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, $14.4 million was charged against income in the first quarter of 2003 and the remainder will be charged against income over the term of the agreements.

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at June 30, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million five-year revolving credit facility is with domestic and international banks and financial institutions and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2003, there were borrowings of $295.0 million and $381.5 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. five-year revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

As of June 30, 2003, domestic and international banks and other entities were participants in the U.S. term facility and the balance due on the facility was $583.3 million due to a partial pay down of the balance during the second quarter. The U.S. term facility matures on April 30, 2005.

     The Company may obtain loans under the U.S. five-year revolving credit facility and the U.S. term facility (collectively, the “U.S. facilities”) bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points. If loans under the $645 million term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the facility amount under the U.S. facilities.

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

     The U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit, subject to certain exceptions, of $275 million in accounts receivable transactions which is computed using the exchange rate as of the first day of the quarter), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. Goodyear also is not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

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

     The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $200 million in 2003, 2004 and 2005 (through April 30), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. As a result of the second quarter 2003 sale of 20,833,000 shares of SRI for approximately $83 million discussed above, the capital expenditure limit for 2003 has increased from $360 million to approximately $381 million. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year.

$650 Million Senior Secured European Facilities

GDTE has entered into a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

facilities”). These facilities are with domestic and international banks and other financial institutions and mature on April 30, 2005. As of June 30, 2003, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

     GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points. If loans under the $645 million U.S. term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the facility amount under the term loan and the commitment amount under the revolving facility.

     The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany (and Slovenia if Sava Tire becomes a wholly-owned subsidiary of GDTE), including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

     Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of $275 million in accounts receivable transactions which is computed using the exchange rate as of the first day of the quarter), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

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

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of June 30, 2003, there

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

were borrowings of $357.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) $275 million of the non-domestic accounts receivable facilities, which remained in place as of April 1, 2003, and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

     Refer to Note 5 for further information on the accounts receivable facilities.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to June 30, 2003 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ended June 30,
(In millions)	2004	2005	2006	2007	2008

Debt incurred under or supported by revolving credit agreements	$—	$545.0	$357.0	$—	$—
Other	42.3	1,449.2	965.5	576.0	106.5

	$42.3	$1,994.2	$1,322.5	$576.0	$106.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $280.7 million, and off-balance-sheet financial guarantees written and other commitments totaling $73.8 million.

Warranty

At June 30, 2003, Goodyear recorded, in other current liabilities, $10.8 million ($10.0 million at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first six months of 2003:

(In millions)	2003

Balance at December 31, 2002	$10.0
Settlements made during the period	(11.5)
Additional accrual for warranties issued during the period	12.3

Balance at June 30, 2003	$10.8

Environmental Matters

Goodyear had recorded liabilities totaling $55.2 million at June 30, 2003 and $53.5 million at December 31, 2002 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. Of these amounts, $22.9 million and $21.4 million were included in Other current liabilities at June 30, 2003 and December 31, 2002, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities totaling $143.7 million and $136.7 million for anticipated costs related to workers’ compensation at June 30, 2003 and December 31, 2002, respectively. Of these amounts, $57.9 million and $50.7 million were included in Current Liabilities as part of Compensation and benefits at June 30, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation

Goodyear recorded liabilities totaling $339.7 million at June 30, 2003, and $229.1 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $81.1 million and $70.0 million were included in Other current liabilities at June 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear's liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product related insurance recoveries, Goodyear recorded assets at June 30, 2003, and December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers, and an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     Goodyear has policies and coverage-in-place agreements with certain of its primary insurance carriers that cover a portion of estimated indemnity payments and legal fees in respect of pending general and product claims. At the end of the second quarter of 2003, Goodyear had allocated to currently pending claims previously accrued amounts available under policies with its primary insurance carriers.

     Prior to the second quarter of 2003, Goodyear did not record any assets for expected recoveries from excess carriers in respect of certain general and product liability matters. Goodyear has asserted claims against certain of these excess carriers for indemnity and defense of general and product claims against Goodyear. After consultation with its outside legal counselors and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable in Long Term Accounts and Notes Receivable on its Consolidated Balance Sheet at June 30, 2003. The receivable recorded in the second quarter of 2003 represents an estimate of recovery relating to potential general and product liabilities for which Goodyear incurred charges prior to, as well as during, the second quarter. As Goodyear establishes reserves for liabilities in respect of general and product claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at June 30, 2003, approximately 111,500 claimants (approximately 97,000 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 27,000 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

(Dollars in millions)	Six Months Ended	Year Ended December 31,
	June 30, 2003	2002	2001

Pending claims, beginning of period	97,000	62,000	53,500
New claims filed	18,000	36,500	18,000
Claims settled/dismissed	(3,500)	(1,500)	(9,500)

Pending claims, end of period	111,500	97,000	62,000

Payments (1)	$10.9	$19.3	$15.5

(1)	Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

     The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims only. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. Although the ultimate cost of disposing of pending asbestos claims, and the future ability to recover from insurance carriers, are uncertain, Goodyear believes that its reserve for pending asbestos claims, and the insurance assets recorded in respect of these claims, reflect reasonable and probable estimates of these amounts. Based on Goodyear’s historical experience set forth above, Goodyear expects additional asbestos claims to be made, and additional liabilities to be incurred in respect of those claims. However, Goodyear does not believe that reasonable estimates can be determined for these liabilities, and no liability has been recorded for unknown asbestos claims. The estimate of the assets and liabilities related to asbestos claims and recovery is subject to numerous uncertainties, the ultimate outcome of which may result in significant changes to current estimates.

     The Company is a defendant in seventeen class actions or potential class actions and four other civil actions in various Federal and state courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. The Company believes that Entran II hose is not defective and is vigorously defending all Entran II actions.

     In addition to the actions referred to above, in 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 and $1.3 million, respectively. The Company has appealed both of these judgments. No charge was recorded with respect to these judgments or any of the then pending Entran II claims through the first quarter of 2003 due to a history of favorable court judgments in Entran II actions and the Company’s belief that the $22.7 million and $1.3 million verdicts were based on material errors of fact and law. In another action, on June 19, 2003, a jury in Colorado Federal court awarded a judgment against the Company of $4.1 million. The Company intends to appeal this judgment.

     Based on developments in Entran II litigation during the second quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability–discontinued products related to pending Entran II claims. The ultimate cost of disposing of Entran II claims is dependent upon a number of uncertainties, including any future judgments by courts in Entran II actions, the Company’s ability to recover from its insurance carriers, the number and identification of potential claimants and the possibility of reaching a resolution with the Entran II claimants. As a result of these uncertainties, additional liabilities may arise for amounts in excess of the current reserve. These additional liabilities cannot now be reasonably estimated and could be material to the Company’s consolidated financial position, results of operations and liquidity in future periods.

     The Company is also a party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at June 30, 2003, in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

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

Customer Financing

At June 30, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $7.6 million, and which expire at various times through 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Affiliate Financing

At June 30, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $18.0 million, and which expire at various times through 2011.

     The Company holds a 50% equity interest in South Pacific Tyres Ltd. (SPT), a partnership in Australia that manufactures and distributes tires. The terms of the partnership agreement provide that the Company is jointly and severally liable for all liabilities of the partnership. At June 30, 2003, SPT had debt totaling $154.5 million, of which $37.0 million was payable to Goodyear. The Company also owns, jointly and severally, all of the assets of the partnership.

     The Company’s percentage ownership of the net assets of the above affiliates is included on the Consolidated Balance Sheet as Investments in Affiliates.

NOTE 9. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Sales:
North American Tire	$1,692.6	$1,698.4	$3,283.7	$3,350.2
European Union Tire	965.5	806.9	1,896.4	1,551.8
Eastern Europe, Africa and Middle East Tire	268.6	193.2	496.0	367.7
Latin American Tire	258.3	254.0	490.0	499.6
Asia Tire	148.9	134.8	289.4	256.5

Total Tires	3,333.9	3,087.3	6,455.5	6,025.8
Engineered Products	299.0	303.9	590.9	587.0
Chemical Products	304.0	224.4	601.9	420.7

Total Segment Sales	3,936.9	3,615.6	7,648.3	7,033.5
Inter-SBU Sales	(179.2)	(139.3)	(356.9)	(258.0)
Other	0.5	2.5	12.3	14.5

Net Sales	$3,758.2	$3,478.8	$7,303.7	$6,790.0

Segment Operating Income (Loss):
North American Tire	$(2.0)	$39.3	$(63.5)	$(12.0)
European Union Tire	39.6	34.5	71.6	51.1
Eastern Europe, Africa and Middle East Tire	34.3	21.5	55.3	32.3
Latin American Tire	33.7	25.5	59.7	50.9
Asia Tire	12.4	12.1	25.1	19.7

Total Tires	118.0	132.9	148.2	142.0
Engineered Products	19.1	16.9	29.9	27.1
Chemical Products	23.7	18.7	50.7	32.3

Total Segment Operating Income	160.8	168.5	228.8	201.4
Rationalizations and asset sales	(33.1)	—	(101.3)	—
Interest expense	(82.0)	(59.6)	(139.8)	(120.6)
Foreign currency exchange	(19.7)	6.1	(19.1)	(7.2)
Minority interest in net income of subsidiaries	(12.1)	(16.0)	(23.5)	(29.5)
Inter-SBU income	(18.2)	(16.9)	(36.0)	(28.3)
Financing fees and financial instruments	(25.0)	(12.0)	(53.0)	(23.0)
Equity in earnings (losses) of corporate affiliates	(5.7)	(1.7)	(9.0)	(6.6)
Other	(16.7)	(19.2)	(33.8)	(22.6)

Income (Loss) before Income Taxes	$(51.7)	$49.2	$(186.7)	$(36.4)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2003	June 30, 2003

Rationalizations:
North American Tire	$—	$56.0
European Union Tire	8.8	17.8
Eastern Europe, Africa and Middle East Tire	(0.1)	(0.1)
Latin American Tire	4.6	5.5
Asia Tire	1.5	1.5

Total Tires	14.8	80.7
Engineered Products	2.6	3.2
Chemical Products	—	—

Total Segments	17.4	83.9
Corporate	0.2	1.9

Total Rationalizations	$17.6	$85.8

Other (Income) and Expense:
North American Tire	$—	$—
European Union Tire	—	—
Eastern Europe, Africa and Middle East Tire	—	—
Latin American Tire	—	—
Asia Tire	(2.1)	(2.1)

Total Tires	(2.1)	(2.1)
Engineered Products	—	—
Chemical Products	—	—

Total Segments	(2.1)	(2.1)
Corporate	28.7	71.6

Total Other (Income) and Expense	$26.6	$69.5

NOTE 10. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES LTD.

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Net sales	$158.4	$142.3	$300.5	$263.3
Operating income (loss)	0.7	(2.3)	(0.5)	(5.6)

SPT debt totaled $154.5 million at June 30, 2003, of which $37.0 million is payable to Goodyear. At December 31, 2002, SPT debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

On July 29, 2003, the Company announced plans to shutdown its Cartersville, Georgia, facility effective October 1, 2003. The Engineered Products facility had supplied woven fabric to the Company’s North American conveyor belt facilities and fabric for automotive coolant hose and air spring production. The plant’s equipment will be purchased by Industrial Specialty Fabrics which will enter a supply agreement with Goodyear. Approximately 120 associates will be affected by this shutdown. Goodyear will record a charge during the third quarter of 2003 related to this shutdown.

Recently Adopted Accounting Pronouncement

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

     The Company is a party to lease agreements with two unrelated special purpose entities (SPEs) that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $30 million in each SPE. Upon consolidation of the assets, liabilities and results of operations of these SPEs in the third quarter of 2003, long term debt will increase by approximately $60 million. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these two SPEs are currently included in SAG, and will be recognized prospectively as Interest Expense upon the consolidation of the SPEs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

Net sales in the second quarter of 2003 were $3.76 billion, increasing 8.0% from $3.48 billion in the 2002 second quarter. A net loss of $73.6 million or $0.42 per share was recorded in the 2003 second quarter compared to net income of $28.9 million or $0.18 per share in the 2002 period. The 2003 second quarter included an after-tax rationalization charge of $13.4 million or $0.08 per share.

     In the first six months of 2003, sales of $7.30 billion increased 7.6% from $6.79 billion in the 2002 period. A net loss of $236.9 million or $1.35 per share was recorded in the 2003 first half compared to a net loss of $34.3 million or $0.21 per share in the 2002 first half. The 2003 first half included an after-tax rationalization charge of $78.6 million or $0.45 per share.

     Revenues in the second quarter of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $169 million. Price and mix improvements also had a favorable impact on second quarter revenues while lower tire unit volume had a negative impact on the 2003 period.

     Worldwide tire unit sales in the second quarter of 2003 were 52.8 million units, a decrease of 0.5 million units or 0.9% compared to the 2002 period. North American Tire (U.S. and Canada) volume decreased 1.1 million units or 4.1% in the quarter, while international unit sales increased 0.6 million units or 2.3%. Worldwide replacement unit sales increased 1.8% from the 2002 quarter, due to increases in European Union Tire and Eastern Europe, Africa and Middle East Tire (“Eastern Europe Tire”). Original equipment (OE) unit sales decreased 6.2% in the quarter, due to decreases in North American Tire, European Union Tire and Latin American Tire.

     Revenues in the first half of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $308 million. Price and mix improvements also had a favorable impact on six months revenues while lower tire unit volume had a negative impact on the 2003 period.

     Worldwide tire unit sales in the first half of 2003 were 105.4 million units, a decrease of 0.9 million units or 0.8% compared to the 2002 period. North American Tire (U.S. and Canada) volume decreased 2.5 million units or 4.7% in the period, while international unit sales increased 1.6 million units or 2.9%. Worldwide replacement unit sales increased 1.3% from the 2002 six months, due to increases in European Union Tire and Eastern Europe Tire. OE unit sales decreased 5.0% in the period, due to decreases in North American Tire, European Union Tire and Latin American Tire. Unit sales in the first six months of 2002 included approximately 500,000 tires in connection with the Ford Motor Company tire replacement program.

     Cost of goods sold (CGS) increased in dollars and increased to 81.2% of net sales in the second quarter of 2003, compared to 80.1% in the 2002 period. CGS in the second quarter of 2003 was adversely impacted by approximately $124 million from higher raw material costs and by approximately $55 million due to currency translation.

     CGS increased in dollars, and increased to 81.8% of net sales in the first six months of 2003, compared to 81.7% in the 2002 period. CGS in the first half of 2003 was adversely impacted by approximately $186 million from higher raw material costs and by approximately $167 million due to currency translation.

     Selling, administrative and general expense (SAG) in the second quarter of

2003 increased 7.8% in dollars compared to the 2002 period but was 15.9% of net sales in both periods. SAG increased in the second quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $31 million and higher consulting expense. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $11 million discussed below.

     SAG in the first half of 2003 increased 8.5% in dollars compared to the 2002 period and was 16.0% of net sales compared to 15.9% in the 2002 period. SAG increased in the first half of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $68 million and higher consulting expense. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $24 million discussed below.

     During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. On April 19, 2003, Goodyear’s master contract with the United Steelworkers of America (“USWA”) expired. The Company and the USWA have agreed to extend the master contract on a day-to-day basis. The Company suspended the matching contribution portion of the savings plan for those employees covered by that contract effective April 20, 2003. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense in 2003 is expected to be reduced by approximately $50 million due to this change in the vacation policy. Expenses were approximately $24 million lower in the six months of 2003 compared to the 2002 period as a result of the change in the vacation policy.

     Interest expense of $82.0 million increased 37.6% in the 2003 second quarter compared to the 2002 period. For the first six months of 2003, interest expense increased 15.9% to $139.8 million compared to the 2002 period. The increase in both periods is due primarily to higher average debt outstanding.

     Other (income) and expense was $26.6 million net expense in the 2003 second quarter compared to $17.9 million net expense in the 2002 period. Other (income) and expense in the second quarter of 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and a gain of $2.1 million ($1.9 million after tax or $0.01 per share) resulting from the sale of land in the Asia Tire Segment. Other (income) and expense also included fees related to financing and financial instruments of $25.0 million and $12.0 million in the second quarters of 2003 and 2002, respectively.

     Other (income) and expense also includes General & product liability–discontinued products which includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Goodyear reclassified such charges from SAG to Other (income) and expense during the second quarter of 2003, due to the non–operational nature of these claims. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG.

Goodyear recorded charges for General & product liability-discontinued products totaling $90.0 million for the second quarter of 2003 and $108.0 million for the first six months of 2003. Also during the second quarter of 2003, Goodyear recorded a receivable of $101.8 million, primarily from its excess liability insurance carriers related to General & product liability-discontinued products. This receivable reflects, in part, coverage of General & product liability-discontinued products for which Goodyear incurred charges prior to the second quarter of 2003. For further information, refer to the notes to the financial statements, No. 3, Other (Income) and Expense, and No. 8, Commitments and Contingent Liabilities.

     For the first half of 2003, Other (income) and expense was $69.5 million net expense compared to $36.1 million net expense in the 2002 period. Other (income) and expense in the 2003 first half included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of SRI and a gain of $2.1 million ($1.9 million after tax or $0.01 per share) resulting from the sale of land in the Asia Tire Segment. Other (income) and expense also included fees related to financing and financial instruments of $53.0 million and $23.0 million in the first half of 2003 and 2002, respectively. The increase is due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities discussed below.

     Foreign currency exchange loss was $19.7 million in the 2003 second quarter compared to a gain of $6.1 million in the 2002 quarter. Foreign currency exchange loss in the 2003 quarter included approximately $7 million resulting from currency movements on U.S. dollar denominated monetary items in Brazil. For the first half of 2003, foreign currency exchange loss was $19.1 million compared to a loss of $7.2 million in the 2002 period. Foreign currency exchange in the first six months of 2003 was adversely impacted by approximately $11 million due to currency movements on U.S. dollar denominated monetary items in Brazil.

     For the 2003 first half, Goodyear recorded tax expense of $50.2 million on a loss before income taxes and minority interest in net income of subsidiaries of $163.2 million. Goodyear’s effective tax rate was greater than the U.S. statutory rate because the Company continues to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first and second quarters are net tax benefits of $4.4 million and $5.6 million, respectively. These net tax benefits are primarily related to the favorable settlement of prior years tax liabilities and adjustments to the valuation allowances of certain Goodyear entities. For the first half of 2002, Goodyear recorded a tax benefit of $2.1 million on a loss before income taxes and minority interest in net income of subsidiaries of $6.9 million.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

Goodyear recorded a net rationalization charge totaling $85.8 million ($78.6 million after tax or $0.45 per share) during the first and second quarters of 2003, which included reversals of $1.7 million ($1.3 million after tax or $0.01 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $87.5 million ($79.9 million after tax or $0.46 per share). The second quarter net rationalization charge of $17.6 million ($13.4 million after tax or $0.08 per share) included new charges of $19.3 million ($14.7 million after tax or $0.09 per share) and reversals of $1.7 million ($1.3 million after tax or $0.01 per share). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe, Latin America and Asia. Of the $87.5 million charge, $57.8 million related to future cash outflows, primarily associate severance costs, and $29.7 million related to pension curtailments and non-cash writeoffs primarily of equipment taken out of service in North America and the European Union. Of the $19.3 million second quarter charge, $17.1 million related to future cash outflows and $2.2 million related to non-cash writeoffs. Upon completion of these plans, the Company estimates that it will further reduce annual operating costs by approximately $90 million (approximately $50 million SAG and approximately $40 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately $21 million in the first half of 2003, including approximately $12 million in the second quarter, as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $77.8 million for the release of approximately 1,300 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. To date,

$44.8 million was incurred in associate-related costs, including $20.5 million in the second quarter. Rationalization costs, other than associate-related costs, totaled $9.7 million and were primarily for the writeoff of equipment taken out of service in North America and the European Union and outplacement services. During the first half of 2003, $9.7 million of other than associate-related costs were incurred, including $2.5 million in the second quarter. The remaining reserve for costs related to the completion of these actions was $33.0 million at June 30, 2003.

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

     The 2002 actions included associate-related costs of $20.3 million for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. To date, approximately 720 associates have been released. Approximately 450 associates have been released in the first six months of 2003, including approximately 270 associates in the second quarter. Goodyear incurred $13.2 million of associate-related costs in the first half of 2003, including $3.1 million during the second quarter of 2003. Rationalization costs, other than associate-related costs, totaled $6.2 million and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $1.9 million of other than associate-related costs during the first half of 2003, including $0.4 million in the second quarter, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $5.6 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $30 million in the first half of 2003, including approximately $15 million in the second quarter as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

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

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 2,060 associates have been released. Approximately 70 associates were released in the first six months of 2003, including approximately 10 associates in the second quarter of 2003. Goodyear incurred $2.9 million of associate-related costs in the first half of 2003, including $1.1 million during the second quarter. Rationalization costs, other than associate-related costs, totaled $78.8 million, of which $40.0 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $1.6 million of other than associate-related costs in the first half of 2003, including $0.9 million in the second quarter, primarily for ongoing noncancellable lease costs.

During the second quarter of 2003, Goodyear reversed $1.7 million of reserves, from the fourth quarter 2001 program, no longer needed for their originally intended purposes. Of the $1.7 million reversal, $0.1 million was primarily the result of lower than initially estimated associate-related payments and $1.6 million was primarily the result of lower than initially estimated lease cancellation fees in the European Union. The remaining reserve for costs related to the completion of these actions was $19.9 million and $26.1 million at June 30, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $40 million in the first half of 2003, including approximately $20 million in the second quarter as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

     For further information, refer to the note to the financial statements No. 2, Rationalizations.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the OE industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience unexpected higher raw material, labor and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic downturn in the U.S. and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Goodyear may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions. On April 19, 2003, Goodyear’s master contract with the USWA expired. On June 27, 2003, the Company and the USWA ended formal contract discussions. On July 5, 2003, contracts with the USWA covering employees at three additional plants expired. In late July 2003, the Company and the USWA announced their intention to resume formal contract negotiations in early August 2003. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production. The Company’s financial position, results of operations and liquidity could be materially adversely affected if the Company and the USWA are unable to reach agreement on a new master contract or if there were a prolonged interruption of production.

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

General and Product Liability and Other Litigation. Goodyear recorded liabilities totaling $339.7 million at June 30, 2003, and $229.1 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $81.1 million and $70.0 million were included in Other current liabilities at June 30, 2003 and December 31, 2002, respectively. This increase in the recorded liability is primarily attributable to an increase in the number of asbestos-related claims pending against the Company in the current period and the associated increase in Goodyear’s estimate of litigation defense and settlement costs of such claims and a reserve in liabilities relating to Goodyear’s Entran II hose. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, no liability has been recorded for such items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product related insurance recoveries, Goodyear recorded assets at June 30, 2003, and December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers, and an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     Goodyear has policies and coverage-in-place agreements with certain of its primary insurance carriers that cover a portion of estimated indemnity payments and legal fees in respect of pending general and product claims. At the end of the second quarter of 2003, Goodyear had allocated to currently pending claims previously accrued amounts available under policies with its primary insurance carriers.

     Prior to the second quarter of 2003, Goodyear did not record any assets for expected recoveries from excess carriers in respect of certain general and product liability matters. Goodyear has asserted claims against certain of these excess carriers for indemnity and defense of general and product claims against Goodyear. After consultation with its outside legal counselors and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable in Long Term Accounts and Notes Receivable on its Consolidated Balance Sheet at June 30, 2003. The receivable recorded in the second quarter of 2003 represents an estimate of recovery relating to potential general and product liabilities for which Goodyear incurred charges prior to, as well as during, the second quarter. As Goodyear establishes reserves for liabilities in respect of general and product claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at June 30, 2003, approximately 111,500 claimants (approximately 97,000 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 27,000 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2003	2002	2001

Pending claims, beginning of period	97,000	62,000	53,500
New claims filed	18,000	36,500	18,000
Claims settled/dismissed	(3,500)	(1,500)	(9,500)

Pending claims, end of period	111,500	97,000	62,000

Payments (1)	$10.9	$19.3	$15.5

(1)	Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

     The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims only. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. Although the ultimate cost of disposing of pending asbestos claims, and the future ability to recover from insurance carriers, are uncertain, Goodyear believes that its reserve for pending asbestos claims, and the insurance assets recorded in respect of these claims, reflect reasonable and probable estimates of these amounts. Based on Goodyear’s historical experience set forth above, Goodyear expects additional asbestos claims to be made, and additional liabilities to be incurred in respect of those claims. However, Goodyear does not believe that reasonable estimates can be determined for these liabilities, and no liability has been recorded for unknown asbestos claims. The estimate of the assets and liabilities related to asbestos claims and recovery is subject to numerous uncertainties, the ultimate outcome of which may result in significant changes to current estimates.

     The Company is a defendant in seventeen class actions or potential class actions and four other civil actions in various Federal and state courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. The Company believes that Entran II hose is not defective and is vigorously defending all Entran II actions.

     In addition to the actions referred to above, in 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. The Company has appealed both of these judgments. No charge was recorded with respect to these judgments or any of the then pending Entran II claims through the first quarter of 2003 due to a history of favorable court judgments in Entran II actions and the Company’s belief that the $22.7 million and $1.3 million verdicts were based on material errors of fact and law. In another action, on June 19, 2003, a jury in Colorado Federal court awarded a judgment against the Company of $4.1 million. The Company intends to appeal this judgment.

     Based on developments in Entran II litigation during the second quarter of 2003, Goodyear recorded a charge in Other (income) and expense for anticipated liabilities as part of General & product liability–discontinued products related to pending Entran II claims. The ultimate cost of disposing of Entran II claims is dependent upon a number of uncertainties, including any future judgments by courts in Entran II actions, the Company’s ability to recover from its insurance carriers, the number and identification of potential claimants and the possibility of reaching a resolution with the Entran II claimants. As a result of these uncertainties, additional liabilities may arise for amounts in excess of the current reserve. These additional liabilities cannot now be reasonably estimated and could be material to the Company’s consolidated financial position, results of operations and liquidity in future periods.

     The Company is also a party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at June 30, 2003, in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

Environmental Matters. At June 30, 2003, Goodyear had recorded liabilities totaling $55.2 million ($53.5 million at December 31, 2002) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation. At June 30, 2003, Goodyear had recorded liabilities totaling $143.7 million ($136.7 million at December 31, 2002) for anticipated costs related to workers’ compensation. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (the “FASB”) has issued Statement of Financial Accounting Standard No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

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

     Total segment operating income was $160.8 million in the second quarter of 2003, decreasing 4.6% from $168.5 million in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2003 was 4.1%, compared to 4.7% in the 2002 period.

     In the six months, total segment operating income was $228.8 million, increasing 13.6% from $201.4 million in the 2002 period. Total segment operating margin in the six months was 3.0%, compared to 2.9% in the 2002 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income created by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 9, Business Segments, for a reconciliation of total segment operating income to Income (loss) before income taxes.

North American Tire

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Tire Units	25.3	26.4	50.1	52.6
Sales	$1,692.6	$1,698.4	$3,283.7	$3,350.2
Segment Operating Income (Loss)	(2.0)	39.3	(63.5)	(12.0)
Segment Operating Margin	(0.1)%	2.3%	(1.9)%	(0.4)%

North American Tire segment unit sales in the 2003 second quarter decreased 1.1 million units or 4.1% from the 2002 period. Replacement unit volume decreased 2.4% and OE unit volume decreased 7.2%.

     Unit sales in the six months decreased 2.5 million units or 4.7% from the 2002 period. Replacement unit volume decreased 4.5% and OE unit volume decreased 5.0%.

     Revenues in 2003 decreased 0.3% in the second quarter from the 2002 period due primarily to reduced volume in the consumer OE markets partially offset by increases in commercial and retail markets. OE sales in the 2002 period were favorably impacted by an increase in auto production.

     For the six months of 2003, revenues decreased 2.0% from the 2002 period due to reduced volume in the consumer replacement and OE markets. Increases in commercial and retail markets favorably impacted 2003 revenue. OE sales in the 2002 period were favorably impacted by an increase in auto production.

     During the first half of 2002, Goodyear supplied approximately 500,000 tire units for the Ford Motor Company tire replacement program with a segment operating income benefit of approximately $10 million for that period. Ford ended the replacement program on March 31, 2002. Segment operating income in the first six months of 2002 also included a charge of approximately $10 million related to the return of tires previously sold by Goodyear to Penske Automotive Centers. On April 6, 2002, Penske Automotive Centers announced plans to close its 563 stores in the United States.

     North American Tire segment operating income in the second quarter of 2003 decreased substantially from the 2002 quarter. Higher raw material costs of approximately $52 million and unfavorable product mix of approximately $29 million negatively impacted second quarter 2003 segment operating income. 2003 second quarter segment operating income was positively impacted by approximately $8 million due to the change in the salaried associates’ vacation policy discussed above, lower freight costs of approximately $8 million and lower research and development expenditures of approximately $7 million. Improvements in retail operations and cost savings initiatives also benefited segment operating income.

     North American Tire segment operating income in the first half of 2003 decreased considerably from the 2002 period. Higher raw material costs of approximately $74 million and increased conversion costs of approximately $28 million unfavorably impacted 2003 segment operating income. 2003 segment operating income was positively impacted by approximately $18 million due to the change in the salaried associates’ vacation policy discussed above. Reduced research and development costs of approximately $15 million, lower freight costs of approximately $10 million, improvements in retail operations and cost savings initiatives also benefited segment operating income.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $56.0 million.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement and OE market, changes in mix, increases in raw material and energy prices, higher wage and benefit costs and general economic conditions. On April 19, 2003, Goodyear’s master contract with the USWA expired. On June 27, 2003, the Company and the USWA ended formal contract discussions. On July 5, 2003, contracts with the USWA covering employees at three additional plants expired. At the end of July 2003, the Company and the USWA announced their intention to resume formal contract negotiations in early August 2003. Approximately 13,100 employees or 42% of the segment’s employees are covered by these contracts. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production, and the terms of any agreement ultimately reached could result in higher wage and benefit costs in the United States. In addition, the Company’s financial position, results of operations and liquidity could be materially affected if the Company and the USWA are unable to reach agreement on a new master contract or if there were a prolonged interruption of production.

European Union Tire

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Tire Units	14.9	14.8	30.7	29.9
Sales	$965.5	$806.9	$1,896.4	$1,551.8
Segment Operating Income	39.6	34.5	71.6	51.1
Segment Operating Margin	4.1%	4.3%	3.8%	3.3%

European Union Tire segment unit sales in the 2003 second quarter increased 0.1 million units or 1.1% from the 2002 period. Replacement unit sales increased 5.1% while OE unit volume decreased 6.3%.

     Unit sales in the six months increased 0.8 million units or 3.0% from the 2002 period. Replacement unit volume increased 8.4% while OE unit volume decreased 7.0%.

     Revenues in 2003 increased 19.7% in the second quarter and 22.2% in the first six months from the 2002 periods due primarily to the favorable effect of currency translation of approximately $149 million and $320 million, respectively. Higher volume and improved product mix and price increases also positively affected revenues in the 2003 periods.

     European Union Tire segment operating income increased 14.8% in the 2003 second quarter compared to 2002 due to lower conversion costs of approximately $15 million, improved product mix of approximately $12 million and the positive effect of currency translation. Higher raw material costs of approximately $20 million and higher marketing costs negatively affected second quarter 2003 segment operating income compared to 2002.

     For the six months of 2003, segment operating income increased 40.1% compared to 2002 due to lower conversion costs of approximately $30 million, the positive effect of currency translation of approximately $19 million and higher volume of approximately $14 million. Higher raw material costs of approximately $30 million and increased SAG costs of approximately $10 million negatively affected segment operating income in the first six months of 2003 compared to 2002.

     Segment operating income in the six months of 2003 did not include net rationalization charges totaling $17.8 million, including $8.8 million in the second quarter.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Tire Units	4.7	3.7	8.7	7.5
Sales	$268.6	$193.2	$496.0	$367.7
Segment Operating Income	34.3	21.5	55.3	32.3
Segment Operating Margin	12.8%	11.1%	11.1%	8.8%

Eastern Europe Tire segment unit sales in the 2003 second quarter increased 1.0 million units or 25.7% from the 2002 period. Replacement unit sales increased 23.6% and OE unit volume increased 34.9%.

     Unit sales in the six months increased 1.2 million units or 16.0% from the 2002 period. Replacement unit volume increased 17.3% and OE unit volume increased 10.9%.

     Revenues increased 39.0% in the 2003 second quarter compared to 2002 primarily due to the positive impact of currency translation. Revenue was favorably affected by currency translation of approximately $36 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period. Higher volume and improved pricing in the 2003 quarter also positively impacted revenues.

     For the six months, revenues increased 34.9% compared to 2002 primarily due to the positive impact of currency translation, higher volume and price increases. Revenue was favorably affected by currency translation of approximately $71 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period.

     Segment operating income in the 2003 second quarter increased 59.5% from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $12 million related to higher volume, approximately $7 million due to improved pricing and approximately $3 million due to lower conversion costs. Higher raw material prices of approximately $6 million and higher SAG costs of approximately $4 million adversely impacted 2003 segment operating income.

     Segment operating income in the first six months of 2003 increased 71.2% from the 2002 period. Segment operating income for the 2003 period was favorably impacted by approximately $16 million related to higher volume, approximately $11 million due to improved pricing and approximately $8 million due to lower conversion costs. Higher raw material prices of approximately $10 million and higher SAG costs adversely impacted 2003 segment operating income for the six months.

     Segment operating income in 2003 did not include second quarter rationalization credits totaling $0.1 million.

     Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, labor disturbances and currency translation.

Latin American Tire

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Tire Units	4.4	5.2	9.1	10.1
Sales	$258.3	$254.0	$490.0	$499.6
Segment Operating Income	33.7	25.5	59.7	50.9
Segment Operating Margin	13.0%	10.0%	12.2%	10.2%

Latin American Tire segment unit sales in the 2003 second quarter were down 0.8 million units or 14.6% from the 2002 period. Replacement unit sales decreased 5.2% due to weaker consumer demand and purchasing power, partially offset by stronger commercial sales. OE unit volume decreased 34.2% due to planned changes and reduced production by vehicle manufacturers in the region.

     Unit sales in the six months decreased 1.0 million units or 10.3% from the 2002 period. Replacement unit volume decreased 3.4% and OE unit volume decreased 25.9%.

     Revenues in the 2003 second quarter increased 1.7% from the 2002 period due primarily to changes in pricing and mix offsetting currency translation of approximately $25 million in the second quarter compared to 2002.

     For the six months, revenues decreased 1.9% compared to 2002 primarily due to the negative impact of currency translation of approximately $94 million and lower volume. Revenue was partially compensated for by price and mix compared to the 2002 period.

     Segment operating income in the 2003 quarter increased 32.2% from the 2002 period. Segment operating income was favorably impacted by approximately $37 million related to pricing and mix. Price adjustments were made to partially offset the adverse impact of currency movements. Increased raw material costs of approximately $20 million, higher conversion costs of approximately $3 million and currency translation of approximately $2 million also negatively impacted segment operating income compared to the 2002 period.

     Segment operating income in the first six months of 2003 increased 17.3% from the 2002 period due primarily to mix and pricing of approximately $73 million offsetting the adverse impact of currency translation of approximately $29 million. Negatively impacting segment operating income for 2003 were higher raw material prices of approximately $25 million and increased conversion costs of approximately $8 million.

     Segment operating income in the six months of 2003 did not include rationalization charges totaling $5.5 million, including $4.6 million in the second quarter.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Tire Units	3.5	3.2	6.8	6.2
Sales	$148.9	$134.8	$289.4	$256.5
Segment Operating Income	12.4	12.1	25.1	19.7
Segment Operating Margin	8.3%	9.0%	8.7%	7.7%

Asia Tire segment unit sales in the 2003 second quarter increased 0.3 million units or 7.9% from the 2002 period. Replacement unit sales increased 1.0% and OE unit volume increased 25.8%.

     Segment unit sales in the first six months increased 0.6 million units or 8.4% from the 2002 period. Replacement unit sales were flat while OE unit volume increased 30.4%.

     Revenues in 2003 increased 10.5% in the second quarter from the 2002 period due primarily to higher consumer OE volume and increased prices in the replacement and OE markets. Currency translation of approximately $3 million also favorably impacted revenues in the 2003 second quarter.

     For the six months, revenues increased 12.8% compared to the 2002 period primarily due to higher volume and higher selling prices. Currency translation of approximately $6 million also favorably impacted revenues in the 2003 six months.

     Segment operating income in the second quarter increased 2.5% compared to the 2002 period due to improved pricing and product mix of approximately $5 million, the favorable impact of currency translation of approximately $1 million and higher volume of approximately $2 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $8 million.

     For the first half of 2003, segment operating income increased 27.4% compared to the 2002 period due to improved pricing and product mix of approximately $11 million, higher volume of approximately $4 million and the favorable impact of currency translation of approximately $3 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $14 million.

     Segment operating income in 2003 did not include second quarter rationalization charges totaling $1.5 million. Segment operating income in 2003 also did not include the second quarter gain on the sale of land of $2.1 million.

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Net sales	$158.4	$142.3	$300.5	$263.3
Operating income (loss)	0.7	(2.3)	(0.5)	(5.6)

SPT debt totaled $154.5 million at June 30, 2003, of which $37.0 million is payable to Goodyear. At December 31, 2002, debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Sales	$299.0	$303.9	$590.9	$587.0
Segment Operating Income	19.1	16.9	29.9	27.1
Segment Operating Margin	6.4%	5.6%	5.1%	4.6%

Engineered Products revenues decreased 1.6% in the second quarter of 2003 from 2002 due largely to lower sales of OE, replacement and military products, while sales of industrial products increased. Revenues were favorably impacted by currency translation of approximately $7 million.

     Revenues increased 0.7% in the first six months of 2003 from 2002 due largely to strong sales of replacement and industrial products, while sales of OE products and conveyor belts declined. Revenues were favorably impacted by currency translation of approximately $3 million.

     Segment operating income increased 13.0% in the second quarter of 2003 compared to the 2002 period due to lower conversion costs of approximately $6 million, the favorable impact of currency translation of approximately $2 million and lower raw material prices of approximately $1 million. 2003 segment operating income was negatively impacted by lower volume of approximately $8 million and the unfavorable impact of pricing and product mix.

     For the six month period, segment operating income increased 10.3% in 2003 compared to the 2002 period due to lower conversion costs of approximately $2 million, the favorable impact of foreign currency translation of approximately $2 million and lower raw material costs of approximately $1 million. 2003 segment operating income was negatively impacted by lower volume of approximately $4 million and increased SAG costs.

     Segment operating income in the six months of 2003 did not include rationalization charges totaling $3.2 million, including $2.6 million in the second quarter.

     Revenues and segment operating income in the Engineered Products Segment may be adversely affected in future periods by lower OE demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the mining, construction and agriculture industries, increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation. The Engineered Products Segment plants in the U.S. are included in Goodyear’s master contract with the USWA, which expired on April 19, 2003. Approximately 1,900 employees or 27% of the segment’s employees are covered by this contract. Formal contract discussions between the Company and the USWA ended on June 27, 2003. However, in late July 2003, the parties announced their intention to resume such discussions in early August 2003. Although Goodyear and the USWA have agreed to extend the master contract on a day-to-day basis, it is uncertain at this time whether an agreement will be reached without interruption of production and the terms of the agreement ultimately reached could result in higher wage and benefit costs in the United States. The Company’s financial position, results of operations and liquidity could be materially affected if the Company and the USWA are unable to reach agreement on a new master contract or if there were a prolonged interruption of production.

Chemical Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Sales	$304.0	$224.4	$601.9	$420.7
Segment Operating Income	23.7	18.7	50.7	32.3
Segment Operating Margin	7.8%	8.3%	8.4%	7.7%

Chemical Products revenues increased 35.5% in the 2003 second quarter and 43.1% in the six month period compared to the 2002 periods. Approximately 60% of Chemical Products sales are to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical

Products Segment. Revenues in both 2003 periods increased primarily due to higher net selling prices resulting from the pass through of higher raw material and energy costs. The relatively strong Euro also contributed favorably to 2003 revenue.

     Segment operating income in the 2003 second quarter increased 26.7% from the 2002 period. Higher net selling prices including favorable currency translation, partially offset by increased energy and raw material costs, improved segment operating income by approximately $3 million. The natural rubber operations contributed approximately $1 million of the improvement through pricing and volume.

     For the first six months of 2003, segment operating income increased 57.0% from the 2002 period. Higher net selling prices including favorable currency translation, higher sales volume and increased production efficiencies were partially offset by increased energy and raw material costs to improve segment operating income by approximately $12 million. The natural rubber operations contributed approximately $6 million of the improvement through pricing and volume.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $1.06 billion during the first six months of 2003, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased from June 30, 2002 to June 30, 2003, due primarily to increased cash and cash equivalents, accounts receivable and inventory. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program effective April 1, 2003. For further information, refer to the note to the financial statements, No. 5, Accounts Receivable.

INVESTING ACTIVITIES

Net cash used in investing activities was $36.2 million during the first six months of 2003. Capital expenditures were $177.3 million, and were primarily for plant modernizations and new tire molds. The amount of capital expenditures are restricted under the Company’s restructured credit facilities as discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002

Capital Expenditures	$87.2	$97.1	$177.3	$172.9
Depreciation and Amortization	153.8	155.4	301.7	302.2

On April 8, 2003, Goodyear sold 20.8 million shares of its investment in SRI for approximately $83 million.

     On April 28, 2003, the Company purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for approximately $71 million.

FINANCING ACTIVITIES

Net cash provided by financing activities was $1.32 billion during the first six months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(In millions)	June 30, 2003	December 31, 2002	June 30, 2002

Consolidated Debt	$5,022.7	$3,642.2	$3,665.8
Debt to Debt and Equity	89.2%	84.8%	56.3%

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

     The Company had approximately $166.5 million of unused available committed credit under the new facilities as of June 30, 2003.

     With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. As of June 30, 2003, international subsidiaries of Goodyear had $296.8 million of available borrowings under non-domestic accounts receivable securitization facilities. The Company expects the European portion of these facilities to be replaced with a new master European facility during the second half of 2003. As of June 30, 2003, Goodyear had short term committed and uncommitted bank credit arrangements totaling $405.0 million, of which $275.6 million were unused. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

     The total fees and expenses incurred in 2003 for the restructuring and refinancing were $118.4 million. In addition, the Company will pay a termination fee on the senior secured asset-backed facilities at termination estimated to be equal to 100 basis points of the aggregate principal amount. Of these costs, $14.4 million was charged against income in the first quarter of 2003 and the remainder is being charged against income over the term of the agreements.

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at June 30, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million five-year revolving credit facility is with domestic and international banks and financial institutions and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2003, there were borrowings of $295.0 million and $381.5 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. five-year revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

As of June 30, 2003, domestic and international banks, financial institutions and other entities were participants in the U.S. term facility and the balance due on the facility was $583.3 million due to a partial pay down of the balance during the second quarter. The U.S. term facility matures on April 30, 2005.

     The Company may obtain loans under both the U.S. five-year revolving credit facility and the U.S. term facility (collectively, the “U.S. facilities”) bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points. If loans under the $645 million term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the facility amount under the U.S. facilities.

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

     The U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit, subject to certain exceptions, of $275 million in accounts receivable transactions which is computed using the exchange rate as of the first day of the quarter), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. Goodyear also is not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

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

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) has entered into a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities are with domestic and international banks and financial institutions and mature on April 30, 2005. As of June 30, 2003, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

     GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points. If loans under the $645 million U.S. term facility remain outstanding on April 30, 2004, fees equal to 100 basis points (or 75 basis points if such facility has been reduced to not more than $200 million) shall be paid to each lender on its ratable portion of the facility amount under each of the European facilities.

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

     Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness, make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

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

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of June 30, 2003, there were borrowings of $357.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Terminated or Amended Facilities

Until April 1, 2003, the Company was a party to two revolving credit facilities, consisting of a $750 million five-year revolving credit facility and a $575 million 364-day revolving credit facility. The Company was also a party to an $800 million term loan agreement, a $50 million term loan agreement, a $700 million accounts receivable facility with respect to its domestic trade accounts receivable and an aggregate of $346 million of non-domestic accounts receivable facilities. With the exception of (i) $275 million of the non-domestic accounts receivable facilities, which remained in place as of April 1, 2003, and (ii) the $750 million five-year revolving credit facility, which was amended and restated, each of these arrangements was terminated as of April 1, 2003, in connection with the restructuring and refinancing.

Terminated or Amended Credit Facilities

Prior to being amended and restated, the $750 million five-year revolving credit facility was with domestic and international banks and provided for borrowings of up to the $750 million commitment at any time until August 15, 2005, when the commitment was to terminate and any outstanding loans were to mature.

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

     During 2002 and early 2003 there was a series of reductions in the Company’s credit ratings, and the Company perceived the possibility that it would not continue to comply with covenants relating to pension plan funding and minimum net worth in its then existing financing agreements. Accordingly, the Company entered into discussions with its lenders regarding amendments of its financing agreements. On December 24, 2002, the Company obtained waivers of the pension funding and net worth covenants contained in its revolving credit facilities and term loan agreement. The Company paid fees to the lenders as consideration for their granting the waivers. On March 5, 2003, these waivers were extended to April 4, 2003, and additional fees were paid.

Terminated Domestic Accounts Receivable Securitization Facility

Until April 1, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/R LLC, a wholly-owned limited liability subsidiary company that is a bankruptcy-remote special purpose entity (“SPE”). The results of operations and financial position of Wingfoot A/R LLC were not included in the consolidated financial statements of the Company as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/R LLC, and (c) a subordinated note payable to Goodyear. Wingfoot A/R LLC was permitted to borrow a maximum of $700 million from the note purchasers. The outstanding borrowings under the facility, $577.5 million, were retired in connection with the restructuring and refinancing on April 1, 2003.

Non-Domestic Accounts Receivable Securitization Facilities

Various international subsidiaries of the Company have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables. These subsidiaries retain servicing responsibilities.

     As of June 30, 2003, the amount outstanding under programs maintained by GDTE totaled $282.5 million and such programs were fully utilized. The Company expects these facilities to be replaced with a new European facility during the second half of 2003. In addition, as of June 30, 2003, the Company had $14.3 million outstanding of other receivable financing programs.

     At June 30, 2003, the net proceeds for all sales of receivables by Goodyear were $296.8 million. Net cash outflows of $647.2 million were recorded in the first six months of 2003 for transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 5, Accounts Receivable.

Credit Ratings

On March 20, 2003, Moody’s Investor Services assigned a Ba2 long term debt rating to Goodyear’s then proposed restructured credit facilities. At the same time, Moody’s assigned Goodyear a senior implied rating of Ba3, an unsecured long-term issuer rating of B1 and lowered Goodyear’s senior unsecured debt rating to B1. Moody’s rating outlook is stable. On March 20, 2003, Standard & Poor’s assigned ratings on the then proposed restructured credit facilities of BB+ for the $1.30 billion senior secured asset-backed credit facility; and BB- for the U.S. facilities and the European facilities. On April 2, 2003, Standard & Poor’s affirmed its BB- long term debt rating, maintained its negative outlook and lowered the rating on Goodyear’s unsecured notes to B+. As a result of these ratings actions and other related events, the Company believes that its access to capital markets may be limited. In addition, financing and related expenses under some existing arrangements have increased as a result of the Company’s non-investment-grade ratings.

Dividends

On February 4, 2003, the Company announced that it eliminated its quarterly cash dividend. The dividend reduction was effected by the Board of Directors in order to conserve cash for the Company’s business and should result in annual cash savings to the Company of approximately $84 million per year. Under the Company’s restructured credit agreements, the Company is not permitted to pay dividends on its common stock.

Turnaround Strategy

The Company is currently implementing the initial stages of a turnaround strategy for the North American Tire Segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be adversely affected by trends that negatively affected the North American Tire Segment in 2002 and prior years, including industry overcapacity which limits pricing power, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs.

     The ability of the Company to fully implement its cost-cutting strategy is significantly dependent upon the successful negotiation of a new master contract with the USWA. On April 19, 2003, the Company’s master contract with the USWA expired. On June 27, 2003, the Company and the USWA ended formal contract discussions. On July 5, 2003, contracts with the USWA covering employees at three additional plants expired. Under an agreement between the USWA and the Company, the USWA must give the Company 72 hours prior notice of a strike and the Company must give the USWA 72 hours prior notice before implementing a lock-out. In late July 2003, the Company and the USWA announced their intention to resume formal contract negotiations in early August 2003. The Company’s financial position, results of operations and liquidity could be materially adversely affected if the Company and the USWA are unable to reach agreement on a new master contract or if there were a prolonged interruption of production. In addition, the other factors mentioned in the discussion of the North American Tire Segment above could have an adverse effect on the Company’s financial position, results of operations and liquidity.

Future Capital Requirements

Subject to the uncertainties and contingencies identified elsewhere in this document, including but not limited to the risks identified in “Forward-Looking Information - Safe Harbor Statement,” and based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated requirements for working capital, debt service and capital expenditures.

     The Company is required to meet certain covenants related to the credit agreements as discussed above. In the event the Company failed to comply with these covenants, the lenders would have the right to cease further loans to the

Company and to demand the repayment of all outstanding loans under these facilities.

     The Company’s $3,283.3 million of bank finance facilities at June 30, 2003, mature in 2005 and 2006; and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. Because of its debt ratings, recent operating performance and other factors, the Company believes its access to such markets at the present may be limited. The Company’s ability to improve its access to the capital markets is highly dependent on successfully implementing its turnaround strategy. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to successfully complete the turnaround strategy could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

COMMITMENTS & CONTINGENCIES

The following table presents, at June 30, 2003, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of June 30, 2003

							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years

Long Term Debt (1)	$4,958.4	$167.3	$1,989.5	$1,319.0	$572.9	$101.6	$808.1
Capital Lease Obligations (2)	103.6	9.2	9.2	7.8	7.2	7.0	63.2
Operating Leases (3)	1,454.5	277.6	231.2	186.1	165.5	103.4	490.7
Binding Commitments (4)	280.7	269.6	5.0	1.5	1.6	1.0	2.0
Total Contractual Cash Obligations	$6,797.2	$723.7	$2,234.9	$1,514.4	$747.2	$213.0	$1,364.0

Amount of Commitment Expiration per Period

Other Off-Balance-Sheet Financial Guarantees Written and Other Commitments (5)	$73.8	$52.6	$2.7	$0.5	$0.1	$4.9	$13.0

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $64.3 million.

(3)	Operating leases do not include minimum sublease rentals of $41.2 million, $32.8 million, $23.6 million, $16.1 million, $10.5 million and $14.5 million in each of the periods above, respectively, for a total of $138.7 million. Net operating lease payments total $1,315.8 million. The present value of operating leases is $779.0 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets, which are in some instances leased from SPEs owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. At June 30, 2003, the Company was a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at June 30, 2003, approximately $45.6 million related to an option held by one of Goodyear’s minority partners in Sava Tires to require

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear actively manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. As a result of credit ratings’ actions and other related events, the Company’s access to these instruments may be limited. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At June 30, 2003, the interest rates on 46% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 70% at December 31, 2002. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at June 30:

(Dollars in millions)
Interest Rate Swap Contracts	2003	2002

Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.10	1.90

Average years to maturity	0.75	1.80
Fair value – liability	$(9.6)	$(11.4)
Pro forma fair value – liability	(9.8)	(12.3)

Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	2.91%	3.80%
Receive fixed rate	6.63	6.60

Average years to maturity	3.46	4.50
Fair value – asset (liability)	$18.8	$5.0
Pro forma fair value – asset (liability)	19.5	6.9

The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2003	2002	2003	2002

Fixed Rate Contracts:
Notional principal	$325.0	$325.0	$325.0	$325.0
Pay fixed rate	5.00%	5.07%	5.00%	5.12%
Receive variable LIBOR	1.34	2.07	1.38	2.03
Floating Rate Contracts:
Notional principal	$200.0	$250.0	$213.0	$171.0
Pay variable LIBOR	3.11%	3.69%	3.15%	3.71%
Receive fixed rate	6.63	6.63	6.63	6.63

The following table presents fixed rate debt information at June 30:

(In millions)
Fixed Rate Debt	2003	2002

Fair value – liability Carrying amount – liability Pro forma fair value – liability	$1,862.0 2,168.5 1,923.0	$2,292.0 2,423.8 2,382.0

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2003 and 2002, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of Goodyear’s interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear enters into foreign currency contracts. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro100 million of the Euro Notes due 2005 are hedged by currency swap agreements.

     Contracts hedging the Swiss franc bond and the Euro Notes are designated as cash flow hedges. Contracts hedging short term trade receivables and payables normally have no hedging designation.

     The following table presents foreign currency contract information at June 30:

(In millions)
Foreign Exchange Contracts	2003	2002

Fair value – asset (liability)	$60.4	$41.0
Pro forma change in fair value	(29.1)	27.4
Contract maturities	7/03-12/18	7/02-3/06

Fair value – asset (liability):
Swiss franc swap-current	$(1.8)	$(2.5)
Swiss franc swap-long term	34.3	22.1
Euro swaps-current	0.4	(1.9)
Euro swaps-long term	21.3	11.9
Other-current asset	10.7	11.4
Other-current liability	(4.5)	—

The pro forma change in fair value assumes a 10% change in foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect Goodyear’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements, although not all forward-looking statements use these words. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including the following risks:

•	Goodyear faces significant competition and its ability to compete successfully will depend, in significant part, on Goodyear’s ability to reduce its costs by such means as reduction of excess capacity, elimination of redundancies and shifting production to low-cost supply sources.

•	Goodyear’s future profitability is dependent upon its ability to successfully implement its turnaround strategy for the North American Tire Segment and its previously announced rationalization actions.

•	Inability to recover higher raw material and energy costs may negatively affect Goodyear’s operating results and financial condition.

•	Goodyear’s financial position, results of operations and liquidity could be adversely affected by a work stoppage, labor strike or other similar difficulty resulting from the expiration of the master contract with the USWA.

•	Depreciation in the value of the securities held in Goodyear’s employee benefit plans would increase Goodyear’s pension expense and under-funding levels, which could adversely affect Goodyear’s operating results and financial condition.

•	Goodyear’s long-term ability to meet its current obligations and repay maturing indebtedness is dependent on its ability to improve its operating results, thereby improving access to the capital markets.

•	Any failure by Goodyear to comply with any material provision of its restructured credit facilities could have a material adverse effect on Goodyear’s liquidity and operations.

•	Goodyear faces significant asbestos-related and other products liability litigation as well as possible product recalls. The costs of defending and/or resolving these matters, or the costs of adverse judgments, could have a material adverse effect on Goodyear’s liquidity, results of operations and financial position.

•	Goodyear’s international operations are subject to certain risks associated with doing business in other countries including exposure to local economic conditions, potential adverse changes in the diplomatic relations, local hostilities, adverse currency exchange controls, withholding taxes and restrictions on withdrawal of foreign investments and earnings, expropriations of property, potential instability of foreign governments, risks of renegotiation or modification of agreements with government authorities and changes in local laws or government policies.

•	The volatility of currency exchange rates may adversely affect Goodyear’s operating results.

It is not possible to foresee or identify all such factors. Goodyear will not revise or update any forward-looking statement, or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Goodyear’s principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of Goodyear’s “disclosure controls and procedures” as of June 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, these officers have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were adequate.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in Goodyear’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect Goodyear’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Annual Report of The Goodyear Tire & Rubber Company (“Goodyear”) on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), wherein at Item 3 Goodyear reported certain legal proceedings and to the Quarterly Report of Goodyear on Form 10-Q for the quarter ended March 31, 2003 (the “2003 10-Q”), wherein at Part II, Item 1, paragraphs (1) and (2), page 44, Goodyear reported developments in respect of certain legal proceedings. Goodyear reports the following developments in respect of the legal proceedings described at paragraphs (D) and (F) of Item 3 of the 2002 10-K and at paragraphs (1) and (2) of Part II, Item 1 of the 2003 10-Q:

     (1) At paragraph (D) of Item 3, pages 14 through 16, of the 2002 10-K, Goodyear reported certain civil actions related to alleged breaches of express and implied warranties in respect of Entran II hose manufactured by Goodyear and installed by others in houses or on other properties of the plaintiffs as a part of Heatway radiant floor heating systems. One of the matters discussed in paragraph (D)(5), Loughridge v. Chiles Power Supply, Inc. v. Goodyear, (Case No. 98-B-1302, United States District Court for the District of Colorado), a case consolidating claims involving 36 Entran II sites, went to trial in May 2003. On June 19, 2003, the jury awarded 34 homeowners aggregate damages of $8.2 million. The jury allocated 50% of the fault to Goodyear and 50% of the judgment entered against Goodyear was approximately $4.1 million. One homeowner claim was dismissed during trial, and Goodyear received a verdict in its favor as to one other claim. Goodyear intends to appeal the Loughridge judgment. In another matter discussed in paragraph D(1) of the 2002 10-K and paragraph (1) of the 2003
10-Q, Anderson, et al. v. Goodyear, et al. (Case No. 98CV439, District Court of Eagle County, Colorado), the court granted a joint motion for continuance and established a new trial date of March 3, 2004. Anderson had been scheduled to go to trial in July 2003.

     Moreover, six additional putative class actions have been filed. On May 8, 2003, a class action complaint, The Seth Peterson Cottage Conservancy, Inc. et al. v. Goodyear et al. (Case No. 03 CV 1399, Circuit Court, Dane County Wisconsin), was filed on behalf the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Wisconsin who have Entran II hose installed on their property. On May 9, 2003, a class action complaint, Huber, et al. v. Goodyear et al. (Case No. 03-2-25184-4SEA, Superior Court of Washington in and for King County), was filed on behalf the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Washington who have Entran II hose installed on their property. On June 5, 2003, Goodyear was served with a class action complaint, Nye, et al. v. Goodyear et al. (Case No. 161-795, District Court, First Judicial Circuit), filed on behalf the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Wyoming who have Entran II hose installed on their property. On June 20, 2003, a class action complaint, Feldman v. Goodyear (Case No. 002790, Common Pleas Court, Philadelphia County, Pennsylvania), was filed on behalf of the named plaintiffs individually and on behalf of a putative class consisting of all property owners in Pennsylvania who have Entran II hose installed on their property. On July 8, 2003,

Goodyear was served with a class action complaint, Mingalone et al. v. Goodyear (Case No. L-4613-03, Superior Court, Bergen County, New Jersey), filed on behalf of the owners of three homes and on behalf of a putative class of past and present owners of property in New Jersey that contains, or contained, Entran II hose. On July 21, 2003, a class action complaint, McFarland et al. v. Goodyear (Case No. 03-1653, Circuit Court for the Second Judicial Circuit, Minnehaha County, South Dakota), was filed on behalf of the named plaintiffs individually and on behalf of a putative class consisting of all property owners in South Dakota who have Entran II hose installed on their property. The plaintiffs in these lawsuits are generally seeking recovery of unspecified damages under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and state consumer protection statutes, some of which provide for enhanced damages (e.g., treble damages) and the recovery of attorneys fees.

     (2) At paragraph (F) of Item 3, page 16, of the 2002 10-K and at paragraph (2) of Part II, Item 1, page 44, of the 2003 10-Q, Goodyear reported that it was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 102,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the second quarter of 2003, approximately 10,000 new claims were filed against Goodyear and approximately 500 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the second quarter of 2003 was approximately $3.6 million (before recovery of insurance proceeds). At June 30, 2003, there were approximately 111,500 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Goodyear was held on May 7, 2003 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the four nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated April 14, 2003, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said four nominees were elected.

     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 154,545,284 shares of the Common Stock, without par value, of Goodyear (the “Common Stock”, the only class of voting securities of Goodyear outstanding), or approximately 88.1 percent of the 175,313,428 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

     1. Election of Directors. Four persons were nominated by the Goodyear Board of

Directors for election as directors of Goodyear. James C. Boland, Steven A. Minter and James M. Zimmerman were nominated as Class III directors, each to hold office for a three year term expiring at the 2006 annual meeting of Goodyear shareholders and until his successor is duly elected and qualified. Agnar Pytte was nominated as a Class II director, to hold office for the remaining year of a three year term expiring at the 2004 annual meeting of Goodyear shareholders and until his successor is duly qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained

James C. Boland	139,985,543	14,559,741
Steven A. Minter	121,317,829	33,227,455
James M. Zimmerman	121,472,782	33,072,502
Agnar Pytte	121,070,977	33,474,307

The seven directors whose terms of office continued after the Annual Meeting were: (A) John G. Breen, Edward T. Fogarty and Robert J. Keegan whose terms expire in 2004; and (B) Susan E. Arnold, Gary D. Forsee, Samir G. Gibara and William J. Hudson, Jr. whose terms expire in 2005. Mr. Fogarty resigned from the Board of Directors effective May 29, 2003. Effective as of June 30, 2003, Mr. Gibara resigned from the Board of Directors.

     2. Approval of Amendment to Code of Regulations. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the Company’s Code of Regulations was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. The amendment provides that the Board of Directors be composed of eleven members and that the directors may not increase the number of directors to more than fifteen persons or decrease the number of directors to fewer than nine persons. There were 98,889,931 votes cast in favor of, and 8,069,316 votes cast against, said resolution. The holders of 2,743,878 shares of Common Stock abstained and there were “broker non-votes” in respect of 44,842,159 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the amendment was approved by the shareholders. Information relating to the amendment is set forth at page 7 of the Proxy Statement. The amendment is set forth in its entirety at page A-1 of the Proxy Statement. A copy of the Code of Regulations as amended is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1.

     3. Ratification of Appointment of Independent Accountants. A resolution proposed by the Goodyear Board of Directors that the shareholders ratify the action of the Board of Directors in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Goodyear for the year ending December 31, 2003 was submitted to, and voted upon by, the shareholders. There were 146,395,791 shares of Common Stock voted in favor of, and 6,351,700 shares of Common Stock voted against, said resolution. The holders of 1,797,793 shares of Common Stock abstained. There were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2003 was ratified by the shareholders.

     4. Shareholder Proposal. A resolution submitted by a shareholder recommending the Goodyear Board of Directors to redeem the Company’s Shareholder Rights Plan unless such plan is approved by its shareholders was voted on at the Annual Meeting. There were 56,506,193 shares of Common Stock voted in favor of, and 49,355,453 shares of Common Stock voted against, the resolution. In addition, the holders of 3,841,479 shares of Common Stock abstained from voting on the resolution and there were “broker non-votes” in respect of 44,842,159 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal” at pages 8 and 9 of the Proxy Statement.

ITEM 5. OTHER INFORMATION.

     On May 13, 2003, the Securities and Exchange Commission (the “Commission”) issued orders granting the application of the Company to withdraw its common stock and related preferred stock purchase rights from listing and registration on the Chicago Stock Exchange, Inc. and the Pacific Exchange, Inc. The Commission’s orders were effective at the opening of business on May 14, 2003. The Company’s common stock and preferred stock purchase rights continue to be listed on the New York Stock Exchange, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were furnished by The Goodyear Tire & Rubber Company to the Securities and Exchange Commission during the quarter ended June 30, 2003:

Form 8-K, dated April 3, 2003 (Items 7 and 12)*
Form 8-K, dated April 30, 2003 (Items 7 and 12)*

*	The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: July 30, 2003

By	/s/ Stephanie W. Bergeron Stephanie W. Bergeron, Senior Vice President

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2003

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

	(b) Code of Regulations of Goodyear, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003.	3.1

4	INSTRUMENTS DEFINING
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

*Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

4	(c) Conformed copy of $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders Named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(d) Conformed copy of $645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(e) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxemburg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(f) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(g) Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

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

	In accordance with paragraph (iii) to Part 4 of Item 601 of Regulation S-K, agreements and instruments defining the rights of holders of certain items of long term debt entered into during the quarter ended June 30, 2003 which relate to securities having an aggregate principal amount less than 10% of the consolidated assets of Registrant and its Subsidiaries are not filed herewith. The Registrant hereby agrees to furnish a copy of any such agreements or instruments to the Securities and Exchange Commission upon request.

12	STATEMENT RE COMPUTATION OF RATIOS
	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

31	302 CERTIFICATIONS
	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

*Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT

Table Item No. *	Description of Exhibit	Number

	906 CERTIFICATIONS
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

*Pursuant to Item 601 of Regulation S-K.

**Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.