Form 10-Q
period 2003-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2003-11-19
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2003: 175,326,333

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Unaudited

(In millions, except per share)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		As Restated		As Restated

NET SALES	$3,906.0	$3,529.4	$11,210.3	$10,319.3
Cost of Goods Sold	3,186.6	2,856.9	9,158.9	8,381.0
Selling, Administrative and General Expense	596.9	552.1	1,769.7	1,631.7
Rationalizations (Note 2)	56.0	12.0	140.3	12.0
Interest Expense	79.3	61.8	220.1	182.2
Other (Income) and Expense (Note 3)	75.4	4.6	144.9	40.6
Foreign Currency Exchange	10.8	(26.0)	29.9	(18.3)
Equity in (Earnings) Losses of Affiliates	0.6	2.5	5.0	9.9
Minority Interest in Net Income of Subsidiaries	6.8	11.6	31.8	41.2

Income (Loss) before Income Taxes	(106.4)	53.9	(290.3)	39.0
United States and Foreign Taxes on Income (Loss)	(0.5)	21.2	42.1	32.4

NET INCOME (LOSS)	$(105.9)	$32.7	$(332.4)	$6.6
Retained Earnings at Beginning of Period			1,912.0	3,114.5
CASH DIVIDENDS			—	(58.9)

Retained Earnings at End of Period			$1,579.6	$3,062.2

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC:	$(0.60)	$0.20	$(1.90)	$0.04

Average Shares Outstanding (Note 4)	175.3	166.5	175.3	164.5
NET INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED:	$(0.60)	$0.20	$(1.90)	$0.04

Average Shares Outstanding (Note 4)	175.3	166.5	175.3	165.6
CASH DIVIDENDS PER SHARE	$—	$0.12	$—	$0.36

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
Unaudited

(In millions)
		December 31,
	September 30, 2003	2002 As Restated

ASSETS:
Current Assets:
Cash and cash equivalents (Note 1)	$1,034.4	$921.9
Short term securities	—	24.3
Accounts and notes receivable, less allowance — $118.3 ($99.9 in 2002) (Note 6)	2,839.8	1,432.3
Inventories:
Raw materials	452.9	451.0
Work in process	108.0	97.4
Finished products	1,941.6	1,801.4

	2,502.5	2,349.8
Prepaid expenses and other current assets	261.2	476.8

Total Current Assets	6,637.9	5,205.1
Long Term Accounts and Notes Receivable	285.5	236.3
Investments in Affiliates	169.2	139.1
Other Assets	77.8	254.9
Goodwill and Other Intangible Assets	785.3	768.7
Prepaid and Deferred Pension Costs	926.0	913.4
Deferred Charges	470.8	381.8
Properties and Plants, less accumulated depreciation — $7,091.8 ($6,573.7 in 2002)	5,245.1	5,162.1

TOTAL ASSETS	$14,597.6	$13,061.4

LIABILITIES:
Current Liabilities:
Accounts payable — trade	$1,560.5	$1,502.1
Compensation and benefits	997.2	955.5
Other current liabilities	489.7	497.5
United States and foreign taxes	468.2	481.0
Notes payable (Note 8)	112.2	283.4
Long term debt due within one year (Note 8)	51.9	369.8

Total Current Liabilities	3,679.7	4,089.3
Long Term Debt and Capital Leases (Note 8)	4,777.4	2,989.0
Compensation and Benefits	4,352.6	4,196.2
Other Long Term Liabilities	566.6	499.6
Minority Equity in Subsidiaries	792.0	742.5

TOTAL LIABILITIES	14,168.3	12,516.6
Commitments and Contingent Liabilities (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares Outstanding shares - 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.4	1,390.3
Retained Earnings	1,579.6	1,912.0
Accumulated Other Comprehensive Income	(2,716.0)	(2,932.8)

TOTAL SHAREHOLDERS’ EQUITY	429.3	544.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,597.6	$13,061.4

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

(In millions)
				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Equity

Balance at December 31, 2002 as restated	$175.3	$1,390.3	$1,912.0	$(2,932.8)	$544.8
Comprehensive loss for 2003:
Net loss			(332.4)
Foreign currency translation				238.8
Minimum pension liability				(47.8)
Unrealized investment gain				11.4
Deferred derivative loss				14.4
Total comprehensive loss					(115.6)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at September 30, 2003	$175.3	$1,390.4	$1,579.6	$(2,716.0)	$429.3

Accumulated Other Comprehensive Loss
	September 30,	December 31,
	2003	2002
		As Restated

Foreign currency translation adjustment	$(1,149.0)	$(1,387.8)
Minimum pension liability adjustment	(1,564.7)	(1,516.9)
Unrealized investment gain (loss)	2.1	(9.3)
Deferred derivative loss	(4.4)	(18.8)

Total	$(2,716.0)	$(2,932.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Unaudited

(In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		As Restated		As Restated

Net Income (Loss)	$(105.9)	$32.7	$(332.4)	$6.6
Other comprehensive income (loss):
Foreign currency translation	29.0	(104.6)	238.8	(59.2)
Minimum pension liability	(26.2)	—	(47.8)	(3.4)
Deferred derivative gain (loss)	5.7	(12.1)	27.4	29.2
Tax on deferred derivative gain (loss)	—	4.6	—	(11.1)
Reclassification adjustment for amounts recognized in income	(2.9)	3.7	(11.0)	(37.8)
Tax on derivative reclassification adjustment	—	(1.4)	(2.0)	14.4
Unrealized investment gain	1.8	6.6	11.4	10.5

Comprehensive (Income) Loss	$(98.5)	$(70.5)	$(115.6)	$(50.8)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

(In millions)
	Nine Months Ended
	September 30,

	2003	2002
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(332.4)	$6.6
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	458.7	452.1
Rationalizations (Note 2)	55.6	1.0
Asset sales (Note 3)	13.2	(10.7)
Net cash flows from sale of accounts receivable (Note 6)	(794.7)	26.1
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(488.8)	(295.4)
Inventories	(53.3)	(10.5)
Accounts payable — trade	(15.3)	18.7
Prepaid expenses and other current assets	212.7	93.4
Other current liabilities	14.6	(56.2)
Other long term liabilities	103.7	(10.9)
Other assets and liabilities	(7.9)	(103.9)

Total adjustments	(501.5)	103.7

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(833.9)	110.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(264.7)	(293.6)
Short term securities acquired	—	(60.9)
Short term securities redeemed	26.1	—
Asset dispositions (Note 7)	87.5	24.6
Asset acquisitions (Note 7)	(71.2)	(54.8)
Other transactions	82.8	(20.9)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(139.5)	(405.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	318.3	89.5
Short term debt paid	(510.7)	(51.5)
Long term debt incurred	2,911.1	10.9
Long term debt paid	(1,575.3)	(87.0)
Common stock issued	0.1	18.8
Dividends paid to Sumitomo	(15.7)	(6.2)
Dividends paid to Goodyear shareholders	—	(58.9)
Debt issuance costs	(104.1)	—
Other transactions	27.8	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	1,051.5	(84.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34.4	(27.0)

Net Change in Cash and Cash Equivalents	112.5	(406.7)
Cash and Cash Equivalents at Beginning of the Period	921.9	953.9

Cash and Cash Equivalents at End of the Period	$1,034.4	$547.2

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

Throughout these Notes to Financial Statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. The Company expects to file amended Form 10-K and Form 10-Q reports with respect to the restatement discussed above as soon as possible. For information on the restatement, see Note 12, Prior Year Restatements, to these financial statements.

NOTE 1. ACCOUNTING POLICIES

Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of normal recurring adjustments after considering restatement amounts,) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

These interim statements should be used in conjunction with the financial information included on Form 8-K filed to reflect the impact of the restatement adjustments.

     Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2003.

Cash and Cash Equivalents

The Company will from time to time maintain balances on deposit at various financial institutions primarily as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At September 30, 2003, cash balances totaling approximately $6 million were subject to such restrictions.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share)	2003	2002	2003	2002
		As Restated		As Restated

Net income (loss) as reported	$(105.9)	$32.7	$(332.4)	$6.6
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.2	(1.3)	0.1	(4.7)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5.4)	(8.6)	(16.2)	(25.8)

Net income (loss) as adjusted	$(111.1)	$22.8	$(348.5)	$(23.9)

Net income (loss) per share:
Basic — as reported	$(0.60)	$0.20	$(1.90)	$0.04
— as adjusted	(0.63)	0.14	(1.99)	(0.15)
Diluted — as reported	$(0.60)	$0.20	$(1.90)	$0.04
— as adjusted	(0.63)	0.14	(1.99)	(0.15)

Recently Adopted Accounting Pronouncement

The Financial Accounting Standards Board (the “FASB”) has issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 requires disclosures by companies, effective with financial statements issued after January 31, 2003, about the nature, purpose, size and activities of VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also requires companies to consolidate VIEs created before February 1, 2003, in financial statements for periods ending after December 15, 2003.

     The Company is a party to lease agreements with two unrelated special purpose entities (SPEs) that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $30 million in each SPE. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003 resulting in an increase in long term debt of approximately $60 million. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these two SPEs were included in Selling, Administrative & General Expense (SAG) prior to the third quarter 2003, and will be recognized prospectively as Interest Expense.

     The FASB issued Staff Position No. Fin 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” which permitted the Company to defer the effective date, until December 31, 2003, for applying the provisions of FIN 46 to potential variable interest entities created before February 1, 2003. The Company applied the provisions of FIN 46 to certain of its VIEs, however, it continues to evaluate the application of FIN 46 to two joint venture investments; South Pacific Tires (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. For further information, refer to the notes to the financial statements No. 9, Commitments and Contingent Liabilities — Affiliate Financing and No. 10, Business Segments.

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

2003 Program

		Other Than
	Associate-	Associate-
(In millions)	related Costs	related Costs	Total

Charges	$132.9	$10.0	$142.9
Incurred	(56.0)	(10.0)	(66.0)

Accrual balance at September 30, 2003	$76.9	$—	$76.9

Goodyear recorded a net rationalization charge totaling $140.3 million ($123.6 million after tax or $0.71 per share) during 2003, which included reversals of $2.6 million ($1.9 million after tax or $0.01 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $142.9 million ($125.5 million after tax or $0.72 per share). The third quarter net rationalization charge of $56.0 million ($46.3 million after tax or $0.27 per share) included new charges of $56.9 million ($46.9 million after tax or $0.27 per share) and reversals of $0.9 million ($0.6 million after tax or $0.00 per share). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $142.9 million charge, $100.9 million related to future cash outflows, primarily associate severance costs, and $42.0 million related to pension curtailments and non-cash writeoffs of equipment taken out of service in North America and the European Union. Of the $56.9 million third quarter charge, $44.2 million related to future cash outflows and $12.7 million related primarily to non-cash pension curtailments in North America. Goodyear plans to complete these actions during the first half of 2004.

     Under the above programs, Goodyear provided for the release of approximately 2,600 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first nine months of 2003, $56.0 million was incurred in associate-related costs, including $11.7 million during the third quarter of 2003.

     Other than associate-related costs were primarily for the writeoff of equipment taken out of service in North America and the European Union, outplacement services and moving expenses. Goodyear incurred $10.0 million of other than associate-related costs during the first nine months of 2003 primarily for the writeoff of equipment taken out of service, including $1.3 million during the third quarter of 2003.

     The following table summarizes, by segment, the total amounts recorded in the nine month period ended September 30, 2003, and the total costs incurred in the three and nine month periods ended September 30, 2003:

			Amount incurred for
		Amount incurred for the	the nine months
	New Charges	three months ended	ended September 30,
(In millions)	Recorded	September 30, 2003	2003

North American Tire	$66.7	$2.3	$45.8
European Union Tire	48.1	9.4	13.0
Latin American Tire	5.5	1.0	2.9
Engineered Products	20.6	0.2	2.4
Corporate	2.0	0.1	1.9

	$142.9	$13.0	$66.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The amounts recorded above include all costs expected to be incurred in connection with these activities with the exception of European Union Tire and Engineered Products, which will incur approximately $3 million of additional restructuring costs related to these plans.

2002 Program (As Restated)

		Other Than
	Associate-	Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$19.5	$7.0	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	16.6	4.1	20.7
Incurred	(14.2)	(2.6)	(16.8)

Accrual balance at September 30, 2003	$2.4	$1.5	$3.9

Goodyear recorded a net rationalization charge totaling $7.2 million ($7.7 million after tax or $0.04 per share) in 2002, which included reversals of $19.3 million ($15.3 million after tax or $0.10 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Goodyear plans to complete these actions during 2003.

     Under the above programs, Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. To date, approximately 740 associates have been released. During the first nine months of 2003, approximately 470 associates were released, including approximately 20 associates in the third quarter of 2003. Goodyear incurred $14.2 million of associate-related costs in the first nine months of 2003, including $1.0 million during the third quarter of 2003.

     Rationalization costs, other than associate-related costs, totaled $7.0 million. These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $2.6 million of other than associate-related costs during the first nine months of 2003, including $0.7 million during the third quarter of 2003, primarily for ongoing noncancellable lease costs.

Fourth Quarter 2001 Program (As Restated)

		Other Than
	Associate-	Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$53.1	$80.4	$133.5
Incurred	(1.6)	(44.1)	(45.7)

Accrual balance at December 31, 2001	51.5	36.3	87.8
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.7)	(10.4)	(16.1)

Accrual balance at December 31, 2002	4.8	21.0	25.8
Incurred	(3.3)	(2.1)	(5.4)
Reversed	(0.2)	(2.4)	(2.6)

Accrual balance at September 30, 2003	$1.3	$16.5	$17.8

Goodyear recorded new rationalization charges totaling $133.5 million ($105.5 million after tax or $0.64 per share) in the fourth quarter of 2001. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Goodyear plans to complete these actions during the fourth quarter of 2003 with the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

exception of ongoing noncancellable lease payments. Reversals of prior year reserves no longer needed for their originally intended purposes totaling $4.1 million were recorded during 2001.

     Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. During the first nine months of 2003, approximately 70 associates were released, all in the first and second quarters. Goodyear incurred $3.3 million of associate-related costs in the first nine months of 2003, including $0.4 million during the third quarter of 2003. The reversals of $0.2 million, including $0.1 million in the third quarter, are primarily the result of lower than initially estimated associate-related payments.

     Rationalization costs, other than associate-related costs, totaling $80.4 million were recorded. These costs were primarily for the writeoff of $41.6 million of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $2.1 million of other than associate-related costs during the first nine months of 2003, including $0.5 million during the third quarter of 2003, primarily for noncancellable lease costs. The reversals of $2.4 million, including $0.8 million in the third quarter, are primarily the result of lower than initially estimated lease cancellation fees in the European Union.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
(In millions)		As Restated		As Restated

Asset sales	$6.3	$(14.3)	$21.8	$(14.3)
Interest income	(6.6)	(5.7)	(18.4)	(12.3)
Financing fees and financial instruments	19.0	12.3	72.0	35.3
General & product liability — discontinued products	49.3	4.3	53.7	13.0
Miscellaneous	7.4	8.0	15.8	18.9

	$75.4	$4.6	$144.9	$40.6

Other (Income) and Expense in the third quarter of 2003 included a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment. Other (Income) and Expense in the nine months of 2003 also included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and a gain of $2.1 million ($1.9 million after tax or $0.01 per share) resulting from the sale of land in the Asia Tire Segment.

     Other (Income) and Expense in the third quarter of 2002 included a gain of $14.3 million ($10.7 million after tax or $0.06 per share) resulting from the sale of land and buildings in Mexico and the United States. Included in miscellaneous other (income) and expense in the third quarter of 2002 is the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $0.02 per share).

     Financing fees and financial instruments increased in the three and nine months of 2003 due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Financing fees and financial instruments included approximately $13 million in the third quarter of 2003 and approximately $39 million for the nine months ended September 30, 2003,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

related to the new facilities. Refer to Note 8, Financing Arrangements, for further information about the restructuring and refinancing.

     General & product liability-discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to a proposed settlement for Entran II claims. Substantially all of the $49.3 million charge for general and product liability-discontinued products in the third quarter is related to the proposed settlement for Entran II claims. Goodyear recorded net charges for General & product liability-discontinued products totaling approximately $54 million in the nine months ended September 30, 2003, which included recognition of a receivable of approximately $85 million, primarily from Goodyear’s excess insurance carriers related to General & product liability-discontinued products. Refer to Note 9, Commitments and Contingent Liabilities, for further information about general and product liabilities.

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Average shares outstanding — basic	175.3	166.5	175.3	164.5
Potential common stock — stock options	—	—	—	1.1

Average shares outstanding — diluted	175.3	166.5	175.3	165.6

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

NOTE 6. ACCOUNTS RECEIVABLE

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

     The following table presents certain cash flows related to this program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Proceeds from collections reinvested in previous securitizations	$—	$1,440.8	$1,089.1	$4,345.2
Servicing fees received	—	1.6	1.2	4.5
Reimbursement for rebates and discounts issued	—	31.3	28.2	84.2
Cash used for termination of program	—	—	545.3	—

International subsidiaries of Goodyear have established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At September 30, 2003, the value in U.S. dollars of which these international subsidiaries may borrow is $139.7 million. The following table presents certain cash flows related to these programs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Proceeds from collections reinvested in previous securitizations	$294.4	$476.1	$1,201.0	$1,492.0
Reimbursement for rebates and discounts issued	16.5	14.5	60.8	36.0

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables at September 30, 2003 and December 31, 2002. The total amount of financing provided from all domestic and international agreements worldwide was $152.0 million at September 30, 2003, compared to $916.1 million at December 31, 2002. Included in the $152.0 million at September 30, 2003 were receivable financing programs totaling $12.3 million that did not utilize a special purpose entity.

NOTE 7. INVESTMENTS

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $5.90 billion available at September 30, 2003, of which $529.7 million were unused.

Short Term Debt and Financing Arrangements

At September 30, 2003, Goodyear had short term committed and uncommitted credit arrangements totaling $388.1 million, of which $275.9 million were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $164.1 million at September 30, 2003, compared to $653.2 million at December 31, 2002. Current maturities of long term debt represented $51.9 million of this total, with a weighted average interest rate of 7.23% at September 30, 2003 ($369.8 million and 7.83% at December 31, 2002, respectively). The remaining $112.2 million was short term debt of international subsidiaries, with a weighted average interest rate of 5.41% at September 30, 2003 ($283.4 million and 5.31% at December 31, 2002, respectively).

Long Term Debt and Financing Arrangements

At September 30, 2003, Goodyear had long term credit arrangements totaling $5.51 billion, of which $253.8 million were unused.

     The following table presents long term debt at September 30, 2003 and December 31, 2002:

(In millions)	2003	2002

5.375% Swiss franc bond due 2006	$119.9	$114.0
6.375% Euro Notes due 2005	467.2	418.8
Notes:
8 1/8% due 2003	—	300.0
6 5/8% due 2006	267.4	269.2
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
7% due 2028	149.0	149.0
Bank term loans due 2005 and 2006 (at December 31, 2002, due 2004 and 2005)	1,783.3	850.0
Revolving credit facilities due 2005 and 2006	757.0	—
Other domestic and international debt	171.4	145.0

	4,765.0	3,295.8
Capital lease obligations	64.3	63.0

	4,829.3	3,358.8
Less portion due within one year	51.9	369.8

	$4,777.4	$2,989.0

At September 30, 2003, the fair value of Goodyear’s long term fixed rate debt amounted to $2.04 billion, compared to its carrying amount of $2.24 billion. At December 31, 2002, the fair value of Goodyear’s long term fixed rate debt amounted to $2.10 billion,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

compared to its carrying amount of $2.48 billion. The carrying amount difference was attributable primarily to lower long term fixed rate debt as a result of the new restructuring and refinancing in 2003, discussed below. The difference between the fair market and carrying values was attributable to higher yields in 2002. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of $200 million of the 6 5/8% Notes due 2006 was hedged by interest rate contracts at September 30, 2003 ($250 million at December 31, 2002). The fair value of Goodyear’s variable rate debt approximated its carrying amount at September 30, 2003 and December 31, 2002.

     The Swiss franc bond, Euro Notes and related interest payments on each were fully hedged against currency exposure at September 30, 2003 and December 31, 2002.

     The Notes and Euro Notes have an aggregate face amount of $1.92 billion and are reported net of unamortized discounts aggregating $1.8 million ($2.17 billion and $2.2 million, respectively, at December 31, 2002).

     At September 30, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 5.11% per annum, of which the interest rate on $325.0 million principal amount of bank term loans due 2005 and 2006 was hedged by interest rate contracts. At December 31, 2002, the bank term loans due 2004 and 2005 are comprised of $850.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 3.82% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2004 and 2005 was hedged by interest rate contracts. There were no domestic short term bank borrowings outstanding at September 30, 2003 or December 31, 2002.

     At September 30, 2003, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $757.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 5.12% per annum.

     Other domestic and international debt consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies and maturing in 2003-2012. The weighted average interest rate in effect under these loans was 6.41% at September 30, 2003, compared to 6.15% at December 31, 2002.

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

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at September 30, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million revolving credit facility provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of September 30, 2003, there were borrowings of $225.0 million and $439.2 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

As of September 30, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003. The U.S. term facility matures on April 30, 2005.

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

$650 Million Senior Secured European Facilities

GDTE is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of September 30, 2003, there were borrowings of $175.0 million and $400.0 million under the European revolving and term facilities, respectively.

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

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of September 30, 2003, there were borrowings of $357.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. These facilities may be increased to not more than $1.60 billion through extensions of, or increases in, commitments by new or existing creditors. The facilities mature on March 31, 2006. Availability under the facilities is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored. The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank. The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI). The facilities contain certain covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

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

     Refer to Note 6 for further information on the accounts receivable facilities.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to September 30, 2003 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ended September 30,

(In millions)	2004	2005	2006	2007	2008

Debt incurred under or supported by revolving credit agreements	$—	$400.0	$357.0	$—	$—
Other	51.9	1,530.6	1,221.9	306.0	118.1

	$51.9	$1,930.6	$1,578.9	$306.0	$118.1

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $443.9 million, and off-balance-sheet financial guarantees written and other commitments totaling $74.3 million.

Warranty

At September 30, 2003, Goodyear recorded, in other current liabilities, $10.8 million ($10.0 million at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents changes in the warranty reserve during the first nine months of 2003:

(In millions)	2003

Balance at December 31, 2002	$10.0
Settlements made during the period	(19.2)
Additional accrual for warranties issued during the period	20.0

Balance at September 30, 2003	$10.8

Environmental Matters

Goodyear had recorded liabilities totaling $45.6 million at September 30, 2003 and $53.5 million at December 31, 2002 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. Of these amounts, $19.9 million and $21.4 million were included in Other current liabilities at September 30, 2003 and December 31, 2002, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. The liability was reduced during the third quarter of 2003 by approximately $6 million due to the favorable resolution related to one site.

Workers’ Compensation

Goodyear had recorded liabilities totaling $152.8 million and $136.7 million for anticipated costs related to workers’ compensation at September 30, 2003 and December 31, 2002, respectively. Of these amounts, $69.2 million and $50.7 million were included in Current Liabilities as part of Compensation and benefits at September 30, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear recorded liabilities totaling $358.7 million at September 30, 2003, and $229.1 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $121.0 million and $70.0 million were included in Other current liabilities at September 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear’s liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product related insurance recoveries, Goodyear had recorded assets in Long Term Accounts and Notes Receivable of approximately $144 million at September 30, 2003, and approximately $70 million at December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers, and an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     In the third quarter of 2003, Goodyear experienced favorable claim settlements with respect to general and product liabilities. As a result, the general and product liability and corresponding insurance receivable were reduced. As Goodyear establishes reserves for liabilities in respect of general and product liability claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at September 30, 2003, approximately 112,500 claimants (approximately 97,000 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 28,500 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

(Dollars in millions)
	Nine Months Ended	Year Ended December 31,
	September 30, 2003	2002	2001

Pending claims, beginning of period	97,000	62,000	53,500
New claims filed	20,500	36,500	18,000
Claims settled/dismissed	(5,000)	(1,500)	(9,500)

Pending claims, end of period	112,500	97,000	62,000

Payments (1)	$17.7	$19.3	$15.5

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

     The Company is a defendant in 22 class actions or potential class actions and four other civil actions in various Federal, state and Canadian courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes.

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

     In another Entran II action on June 19, 2003, a jury in Colorado Federal court awarded a judgment against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003.

     In the third quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability-discontinued products related to a proposed settlement for pending Entran II claims in the United States and Canada except for claims related to property in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Refer to Note 13, Subsequent Events, for further information about the proposed settlement.

     The Company is also a party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at September 30, 2003, in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Guarantees

The Company is a party to various agreements under which it has undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of the Company’s affiliates or customers of the Company. Normally there is no separate premium received by the Company as consideration for the issuance of guarantees. The Company’s performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to the Company under these agreements were not significant.

Customer Financing

At September 30, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $7.5 million, and which expire at various times through 2012.

Affiliate Financing

The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At September 30, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $17.7 million, and which expire at various times through 2011. The Company is unable to estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

     The Company holds a 50% equity interest in South Pacific Tyres Ltd. (SPT), a partnership in Australia that manufactures and distributes tires. The terms of the partnership agreement provide that the Company is jointly and severally liable for all liabilities of the partnership. At September 30, 2003, SPT had debt totaling $170.2 million, of which $57.6 million was payable to Goodyear. The Company also owns a 50% undivided interest in all of the assets of the partnership.

     The Company’s percentage ownership of the net assets of the above affiliates is included on the Consolidated Balance Sheet as Investments in Affiliates.

Indemnifications

At September 30, 2003, the Company was a party to various agreements under which it had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by the Company in the normal course of business; the sale of assets by the Company; the formation of joint venture businesses to which the Company has contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by the Company pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

     Certain indemnifications expire from time to time, and certain other indemnifications are not subject to an expiration date. In addition, the Company’s potential liability under certain indemnifications is subject to maximum caps while other indemnifications are not subject to caps. In addition, although the Company has been subject to indemnification claims in the past, the Company cannot reasonably estimate the number, type and size of indemnification claims that may arise in the future. Due to these and other uncertainties associated with the indemnifications, the Company’s maximum exposure to loss under these agreements cannot be estimated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The Company has determined that there are no guarantees other than liabilities for which amounts are already recorded or reserved in its financial statements under which it is probable that it has incurred a liability and accordingly, there are no amounts recorded on the Consolidated Balance Sheet at September 30, 2003 related to these guarantees.

NOTE 10. BUSINESS SEGMENTS

(In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		As Restated		As Restated

Sales:
North American Tire	$1,791.3	$1,738.1	$5,075.0	$5,088.3
European Union Tire	986.2	846.7	2,883.2	2,398.8
Eastern Europe, Africa and Middle East Tire	283.2	211.3	779.2	579.0
Latin American Tire	262.1	220.0	752.1	719.6
Asia Tire	140.0	136.5	429.4	393.0

Total Tires	3,462.8	3,152.6	9,918.9	9,178.7
Engineered Products	299.9	274.5	890.8	861.5
Chemical Products	306.7	237.4	908.6	657.6

Total Segment Sales	4,069.4	3,664.5	11,718.3	10,697.8
Inter-SBU Sales	(169.2)	(144.1)	(526.1)	(402.1)
Other	5.8	9.0	18.1	23.6

Net Sales	$3,906.0	$3,529.4	$11,210.3	$10,319.3

Segment Operating Income (Loss):
North American Tire	$(31.8)	$8.9	$(100.0)	$(2.2)
European Union Tire	38.9	29.8	110.6	82.4
Eastern Europe, Africa and Middle East Tire	42.8	30.3	98.1	62.6
Latin American Tire	43.7	24.1	103.6	76.0
Asia Tire	10.6	11.8	35.7	31.6

Total Tires	104.2	104.9	248.0	250.4
Engineered Products	15.5	10.9	26.8	37.1
Chemical Products	27.0	15.7	77.7	59.9

Total Segment Operating Income	146.7	131.5	352.5	347.4
Rationalizations and asset sales	(62.3)	(1.8)	(162.1)	(1.8)
Interest expense	(79.3)	(61.8)	(220.1)	(182.2)
Foreign currency exchange	(10.8)	26.0	(29.9)	18.3
Minority interest in net income of subsidiaries	(6.8)	(11.6)	(31.8)	(41.2)
Inter-SBU income	(22.7)	(14.7)	(58.7)	(43.0)
Financing fees and financial instruments	(19.0)	(12.3)	(72.0)	(35.3)
Equity in earnings (losses) of corporate affiliates	(2.0)	(3.4)	(8.5)	(11.4)
Other	(50.2)	2.0	(59.7)	(11.8)

Income (Loss) before Income Taxes	$(106.4)	$53.9	$(290.3)	$39.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

(In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		As Restated		As Restated

Rationalizations:
North American Tire	$10.7	$2.2	$66.7	$2.2
European Union Tire	27.9	9.0	45.7	9.0
Eastern Europe, Africa and Middle East Tire	—	—	(0.1)	—
Latin American Tire	—	—	5.5	—
Asia Tire	—	(1.1)	—	(1.1)

Total Tires	38.6	10.1	117.8	10.1
Engineered Products	17.3	—	20.5	—
Chemical Products	—	—	—	—

Total Segments	55.9	10.1	138.3	10.1
Corporate	0.1	1.9	2.0	1.9

Total Rationalizations	$56.0	$12.0	$140.3	$12.0

Other (Income) and Expense:
North American Tire	$—	$4.1	$—	$4.1
European Union Tire	—	—	—	—
Eastern Europe, Africa and Middle East Tire	—	—	—	—
Latin American Tire	—	(13.7)	—	(13.7)
Asia Tire	—	—	(2.1)	—

Total Tires	—	(9.6)	(2.1)	(9.6)
Engineered Products	6.3	(0.6)	6.3	(0.6)
Chemical Products	—	—	—	—

Total Segments	6.3	(10.2)	4.2	(10.2)
Corporate	69.1	14.8	140.7	50.8

Total Other (Income) and Expense	$75.4	$4.6	$144.9	$40.6

NOTE 11. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES LTD.

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Net sales	$158.6	$126.6	$459.1	$389.9
Operating income (loss)	1.5	(1.7)	1.0	(7.3)

SPT debt totaled $170.2 million at September 30, 2003, of which $57.6 million is payable to Goodyear. At December 31, 2002, SPT debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. PRIOR YEAR RESTATEMENTS

During the third quarter of 2003, Goodyear’s management determined that it was appropriate to restate previously issued financial statements to record adjustments resulting from various accounting matters described below. In connection with the process, the Company restated its financial statements for the three and nine month periods ended September 30, 2002. The net impact of the restatement on net income for the three and nine month periods ended September 30, 2002, was a decrease in net income of $1.0 million and an increase in net income of $7.2 million, respectively.

     The restatement principally arose out of an intensified effort to reconcile certain general ledger accounts. As a result of Goodyear’s efforts to reconcile these accounts, the Company initially recorded adjustments that reduced net income for the quarter ended June 30, 2003 by approximately $31.3 million. The Company subsequently identified additional adjustments arising out of account reconciliations. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company that the failure to identify certain issues that had affected several years related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliation and internal reporting and monitoring of these matters. Based on an assessment of the impact of the adjustments to the expected 2003 results, management and the Audit Committee decided to restate the Company’s previously issued financial statements. The restatement also includes changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

     The Company has reported the net impact of the restatement on net income for the three years ended December 31, 2002 and the six month period ended June 30, 2003, on Form 8-K filed with the Securities & Exchange Commission (the “SEC”) on November 19, 2003. The restatement also affects periods prior to 2000. The net impact of the restatement on such prior periods is reflected as a reduction to beginning shareholders’ equity as of January 1, 2000.

     Adjustments have been divided into the following four categories:

1. Account Reconciliations. This category encompasses items previously not identified or recorded resulting from the failure to either reconcile accounts or to resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payables — trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999. The cumulative amount of these account reconciliation adjustments was a decrease to income before tax of $89.2 million.

     The following categories account for a majority of the account reconciliation adjustments included in the restatement (all amounts are before tax unless otherwise noted):

A. Interplant. Goodyear uses an internal system, the Interplant system, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. The $28.8 million Interplant charge, of which $16.2 million was expensed in the quarter ended June 30, 2003, and is included in Category 2 (below), Out-of-Period Adjustments, corrects an overstatement of income and assets. The most significant items in this category are 1) fixed assets and inventory of approximately $26 million which were not properly relieved from the Interplant system when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate approximately $2.8 million of fixed assets.

B. North American Tire (NAT) Receivables. The adjustment to accounts receivable of $25 million is attributable to amounts erroneously recorded in Goodyear’s general ledger during the period April 1999 to November 2000. During this period, Goodyear implemented certain modules of an ERP accounting system. These modules were not properly integrated with existing systems resulted in an overstatement of sales and accounts receivable in the general ledger. This overstatement had to be reversed. Billings to customers and cash collections were appropriate during this period.

C. Engineered Products (EPD). This account reconciliation adjustment includes the write-off of approximately $18.7 million consisting of approximately $3.7 million in intercompany accounts and approximately $15.0 million related to payables and other accounts. Of this adjustment, $9.9 million is included in Category 2 (below), Out-of-Period Adjustments and was expensed in the quarter ended June 30, 2003. Several factors relating to our ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods. As a result, it was not possible to allocate the amount to applicable periods and accordingly, recorded this adjustment in the first quarter of 2003.

D. Wingfoot Commercial Tire Systems. On November 1, 2000, Goodyear made a contribution, which included inventory, to Wingfoot Commercial Tire Systems LLC, a consolidated subsidiary. On a consolidated basis, the inventory was valued at Goodyear’s historical cost. Upon the sale of the inventory, cost of goods sold was understated by $11.1 million in its consolidated financial statements. Additionally, inventory and fixed asset losses totaling approximately $4.2 million, were not expensed as incurred and also needed to be written off.

2. Out-of-Period Adjustments. This Category encompasses adjustments previously identified but deemed to be immaterial and recorded in the period management identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. These adjustments include amounts related to account reconciliations of $16.2 million for interplant and $9.9 million for EPD. The most significant other adjustment in this category relates to the improper deferral of approximately $18.1 million of manufacturing variances at one of the Company’s United States tire manufacturing plants in 1998. When the matter was discovered in the second quarter of 1999, the Company recorded the remaining costs that had not previously been recorded. The cumulative amount of out-of-period adjustments for all periods was a decrease to income before tax of $1.4 million.

In addition, an adjustment was made to record an $18 million charge to accumulated other comprehensive income associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003 with an offsetting credit to liabilities. The necessary adjusting entries to recognize the impact of this item were initially recorded in the second quarter of 2003 and reflected in the Company’s June 30, 2003 Form 10-Q, as originally filed.

3. Chemical Products Segment. This Category includes amounts identified as a result of a stand-alone audit of a portion of the Chemical Products business segment which were previously recorded in 2002. In connection with the restatement, such amounts, all of which related to years prior to 2002, were reflected in the appropriate periods. The most significant adjustments in this category relate to the timing of the recognition of the actual cost of inventories and the fair value adjustment of a hedge for natural gas.

4. Tax Adjustments As a result of the restatement adjustments, an additional Federal and state valuation allowance of $30.2 million was required to be recognized in 2002, the period in which the Company previously provided for its valuation allowance. The remaining amounts relate to the correction of errors in the computation of deferred tax assets and liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three month period ended September 30, 2002.

(Dollars in millions,
except per share)
	Three Months Ended September 30, 2002

	(unaudited)
	As Reported	As Restated

Net Sales	$3,529.6	$3,529.4
Cost of Goods Sold	2,854.9	2,856.9
Selling, Administrative and General Expense	552.2	552.1
Rationalizations	12.0	12.0
Interest Expense	61.8	61.8
Other (Income) and Expense	4.6	4.6
Foreign Currency Exchange	(26.0)	(26.0)
Equity in (Earnings) Losses of Affiliates	2.0	2.5
Minority Interest in Net Income (Loss) of Subsidiaries	11.7	11.6

Income before Income Taxes	56.4	53.9
US and Foreign Taxes on Income	22.7	21.2

Net Income	$33.7	$32.7

Net Income per share — basic	$0.20	$0.20

Average Shares Outstanding	166.5	166.5
Net Income per share — diluted	$0.20	$0.20

Average Shares Outstanding	166.5	166.5

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the nine month period ended September 30, 2002.

(Dollars in millions,
except per share)
	Nine Months Ended September 30, 2002
	(unaudited)

	As Reported	As Restated

Net Sales	$10,319.6	$10,319.3
Cost of Goods Sold	8,403.4	8,381.0
SAG	1,630.7	1,631.7
Rationalizations	12.0	12.0
Interest Expense	182.4	182.2
Other (Income) and Expense	40.7	40.6
Foreign Currency Exchange	(18.8)	(18.3)
Equity in Earnings of Affiliates	8.0	9.9
Minority Interest	41.2	41.2

Income before Income Taxes	20.0	39.0
US and Foreign Taxes on Income	20.6	32.4

Net Income (Loss)	$(0.6)	$6.6

Net Income (Loss) per share — basic	$—	$0.04

Average Shares Outstanding	164.5	164.5
Net Income per share — diluted	$—	$0.04

Average Shares Outstanding	164.5	165.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2002.

(Dollars in millions)
	December 31, 2002

	(Unaudited)
	As Reported	As Restated

ASSETS:
Current Assets:
Cash and cash equivalents	$923.0	$921.9
Short term securities	24.3	24.3
Accounts and notes receivable	1,459.7	1,432.3
Inventories	2,371.6	2,349.8
Prepaid expenses and other current assets	448.1	476.8

Total Current Assets	5,226.7	5,205.1
Long term Accounts and Notes Receivable	236.3	236.3
Investments in Affiliates	141.7	139.1
Other Assets	254.9	254.9
Goodwill and Other Intangible Assets	768.7	768.7
Prepaid and Deferred Pension Costs	913.4	913.4
Deferred Charges	412.6	381.8
Properties and Plants	5,192.3	5,162.1

TOTAL ASSETS	$13,146.6	$13,061.4

LIABILITIES:
Current Liabilities:
Accounts payable-trade	$1,502.2	$1,502.1
Compensation and benefits	961.2	955.5
Other current liabilities	481.6	497.5
United States and foreign taxes	473.2	481.0
Notes payable	283.4	283.4
Long term debt due within one year	369.8	369.8

Total Current Liabilities	4,071.4	4,089.3
Long Term Debt and Capital Leases	2,989.0	2,989.0
Compensation and Benefits	4,194.2	4,196.2
Other Long Term Liabilities	501.2	499.6
Minority Equity in Subsidiaries	740.2	742.5

TOTAL LIABILITIES	12,496.0	12,516.6
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized 300,000,000 shares
Outstanding Shares 175,307,433	175.3	175.3
Capital Surplus	1,390.3	1,390.3
Retained Earnings	2,007.1	1,912.0
Accumulated Other Comprehensive Income	(2,922.1)	(2,932.8)

TOTAL SHAREHOLDERS’ EQUITY	650.6	544.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,146.6	$13,061.4

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SUBSEQUENT EVENTS

Fourth Quarter 2003 Rationalization Plans

On October 6, 2003, Goodyear announced plans to close the tire manufacturing facility in Huntsville, Alabama, by December 5, 2003. The closure will affect approximately 1,100 hourly and salaried associates at the facility. Goodyear, in the fourth quarter of 2003, will record rationalization charges of approximately $155 million and an accelerated depreciation charge of approximately $100 million in connection with the closing.

     In addition to the Huntsville charges, Goodyear expects to record rationalization charges in the fourth quarter of 2003 of approximately $40 million to $45 million. These actions consist of manufacturing, administrative and retail consolidations in North America, Europe and Latin America and provide for the release of approximately 1,200 associates. The Company is in the process of finalizing the costs of these plans.

Proposed Settlement of Certain Heatway Claims

On October 9, 2003, attorneys representing certain class members filed a proposed settlement (the “Proposed Settlement”) covering all pending Entran II actions in the United States and Canada except for the claims of persons arising from property they own or have owned in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Proposed Settlement was initiated through the filing of a national class action complaint on October 6, 2003 and motion for preliminary approval of settlement filed October 8, 2003. On October 10, 2003, the judge gave preliminary approval to the Proposed Settlement and conditionally certified the class. The court will conduct a fairness hearing to resolve any objections to final approval of the settlement. Class members who object to the settlement will have the right to opt out. Class members participating in the Proposed Settlement will be required to release all claims against Goodyear relating to Entran II hose. Certain plaintiffs will not participate in the Proposed Settlement, and Goodyear will continue to appeal those judgments.

     Under the Proposed Settlement, Goodyear will make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear will also make additional contingent payments of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear meets the following EBITDA targets: $1.20 billion in 2004 and $1.40 billion in each of 2005, 2006 and 2007. For purposes of the Proposed Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in the first subsequent year in which the following cumulative EBITDA targets are met: $2.60 billion in 2005, $4.00 billion in 2006 and $5.40 billion in 2007. The settlement fund will be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. If these insurance recoveries, plus any additional amounts that Goodyear elects to pay into the settlement fund, are less than $120 million by February 23, 2004, the plaintiffs may withdraw from the settlement. If the plaintiffs do not withdraw from the settlement, the parties have agreed to jointly request the Court to stay all Entran II litigation (with certain exceptions) pending final approval of the settlement and notice will be given to potential class members. Such persons or entities may opt out of the Proposed Settlement. Goodyear reserves the right to withdraw from the settlement if it determines in its sole discretion that an excessive number of persons have opted out.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     For additional information on these matters, refer to the description in “Legal Proceedings” set forth at Item 1 of Part II of this Form 10-Q.

SEC Informal Inquiry

On October 22, 2003, the Company announced that it would restate its financial results for the years 1998-2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised the Company that the SEC had initiated an informal inquiry into the facts and circumstances related to the restatement. The Company is cooperating fully with the SEC and has provided requested information as expeditiously as possible. Because the informal SEC inquiry is currently ongoing, the outcome of such inquiry cannot be predicted at this time.

Securities Litigation

On October 22, 2003, the Company announced that it would restate its financial results for the years ended 1998-2002 and for the first and second quarters of 2003. In connection with this announcement, a number of actions were instituted in federal and state court as described below.

     Since October 23, 2003, at least seventeen lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear and current and/or former officers. The plaintiffs seek to represent classes of certain purchasers of Goodyear common stock during specified class periods ranging from October 22, 1998 to October 22, 2003. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements. The named individual defendants are current or former officers, and in some cases, directors, of Goodyear. The plaintiffs seek compensatory damages, costs and expenses. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     On October 24, 2003 and October 29, 2003, derivative lawsuits were filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio. The plaintiffs allege violations of Section 304 of the Sarbanes-Oxley Act of 2002, by certain of the named defendants, breach of fiduciary duty for insider selling and misappropriation of information by certain of the named defendants, and breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment by all the named individual defendants. The named individual defendants are current or former officers and/or directors of Goodyear. Plaintiffs seek damages, costs and attorneys’ fees. Plaintiffs also seek reimbursement to Goodyear for bonuses or other incentive-based or equity based compensation received by certain of the named defendants. On October 30, 2003, and November 7, 2003, similar derivative lawsuits were filed in the Court of Common Pleas for Summit County, Ohio. The alleged violations in these state court actions are the same except that no violations of Section 304 of the Sarbanes-Oxley Act of 2002 are alleged. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     Since October 27, 2003, at least six lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear asserting breach of fiduciary duty claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. The plaintiffs seek to represent a class of participants in such plans during the period between March 26, 1999 and October 22, 2003 based on factual allegations substantially the same as the other cases described above pending in the United States District Court for the Northern District of Ohio. The named individual defendants are current and/or former officers, and in some cases, directors, of Goodyear. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     For additional information on these matters, refer to the description in “Legal Proceedings” set forth at Item 1 of Part II of this Form 10-Q.

NOTE 14. FUTURE LIQUIDITY REQUIREMENTS

Subject to the uncertainties and contingencies identified elsewhere in this document, including but not limited to the risks identified in “Forward-Looking Information — Safe Harbor Statement,” and based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures.

     As of September 30, 2003, the Company had $1.03 billion in cash and cash equivalents, of which $331 million was held in the United States and $233 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements.

     The Company is required to meet certain covenants related to the credit agreements. In the event the Company failed to comply with these covenants, the lenders would have the right to cease further loans to the Company and to demand the repayment of all outstanding loans under these facilities.

     The Company’s restructured and refinanced credit facilities mature in 2005 and 2006 and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. Because of its debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s on-going ability to access the capital markets is highly dependent on successfully implementing its turnaround strategy. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to successfully complete the turnaround strategy could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     Under the Company’s new master contract with the USWA, the Company has committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. If the Company does not meet this commitment, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005 with loans or securities having a term of at least three years. If the Company fails to meet this refinancing commitment, the USWA would have the right to strike and the Company would be required to pay each covered union employee (approximately 15,300 as of September 30, 2003) $1,000 and each covered union retiree (approximately 13,800 as of September 30, 2003) $500. Finally, the Company committed to remain in compliance with any of the Interest Expense Coverage Ratio, Consolidated Net Worth, and Senior Secured Indebtedness Ratio covenants in the U.S. revolving credit facility. If the Company fails to remain in compliance with these covenants, it has agreed to use its best efforts to seek a substantial private equity investment. Such investment would be expected to provide the investor with significant influence in the management and direction of the Company.

     The Company is subject to various legal proceedings, including the Entran II litigation described in Note 9, Commitments and Contingent Liabilities. In the event the Company wishes to appeal any future adverse judgment in any of these proceedings, it would be required to post an appeal bond with the relevant court. In connection with posting an appeal bond, the Company would likely be required to issue a letter of credit to the surety posting the bond. Under the Company’s $750 million U.S. revolving credit facility, the Company may issue up to an aggregate of $600 million in letters of credit. At the end of September 30, 2003, the Company had issued $439.2 million in letters of credit and had borrowings of $225.0 million under the facility, leaving $85.8 million available under the facility. If the Company is subject to a significant adverse judgment and does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity. If the Company were unable to post cash collateral, it may be unable to stay enforcement of the judgment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

During the third quarter of 2003, Goodyear’s management determined that it was appropriate to restate previously issued financial statements for the years 1998-2002 and the first and second quarters of 2003 to record adjustments resulting from various accounting errors. The Company has reported the net impact of the restatement on net income for the three years ended December 31, 2002 and the six month period ended June 30, 2003, on Form 8-K filed with the Securities & Exchange Commission (the “SEC”) on November 19, 2003. The net impact of the restatement on periods prior to 2000 is reflected as an adjustment to beginning retained earnings as of January 1, 2000. The Company also has restated its financial statements for the three and nine month periods ended September 30, 2002. The net impact on net income for the three and nine month periods ended September 30, 2002, was a decrease in net income of $1.0 million and an increase in net income of $7.2 million, respectively. Accordingly, the consolidated financial results and segment information included in this section is discussed as adjusted by the restatement. Refer to Note 12, Prior Year Restatements, for further information. The Company expects to file amended Form 10-K and Form 10-Q reports with respect to the restatement discussed above as soon as practicable.

     Net sales in the third quarter of 2003 were $3.91 billion, increasing 10.7% from $3.53 billion in the 2002 third quarter. A net loss of $105.9 million or $0.60 per share was recorded in the 2003 third quarter compared to net income of $32.7 million or $0.20 per share in the 2002 period. The 2003 third quarter included an after-tax rationalization charge of $46.3 million or $0.27 per share compared to an after-tax rationalization charge of $8.9 million or $0.05 per share in the 2002 third quarter.

     In the first nine months of 2003, sales of $11.21 billion increased 8.6% from $10.32 billion in the 2002 period. A net loss of $332.4 million or $1.90 per share was recorded in the 2003 period compared to net income of $6.6 million or $0.04 per share in the 2002 first nine months. The 2003 first nine months included an after-tax rationalization charge of $123.6 million or $0.71 per share compared to an after-tax rationalization charge of $8.9 million or $0.05 per share in the 2002 nine months.

     Revenues in the third quarter of 2003 increased from the 2002 period partially due to the impact of currency translation of approximately $177 million. Price and mix improvements and higher tire unit volume also had favorable impacts on third quarter 2003 revenues.

     Worldwide tire unit sales in the third quarter of 2003 were 55.3 million units, an increase of 0.9 million units or 1.7% compared to the 2002 period. North American Tire (U.S. and Canada) volume increased 0.1 million units or 0.4% in the quarter, while international unit sales increased 0.8 million units or 2.9%. Worldwide replacement unit sales increased 2.2 million units or 5.7% from the 2002 quarter, due to increases in all regions except Asia Tire. Original equipment (OE) unit sales decreased 1.3 million units or 8.1% in the quarter, due to decreases in North American Tire, European Union Tire and Latin American Tire.

     Revenues in the first nine months of 2003 increased from the 2002 period partially due to the impact of currency translation of approximately $490 million. Price and mix improvements also had a favorable impact on nine months revenues.

     Worldwide tire unit sales in the first nine months of 2003 were 160.7 million units and were flat compared to the 2002 period. North American Tire (U.S. and Canada) volume decreased 2.4 million units or 3.0% in the period, while international unit sales increased 2.4 million units or 3.0%. Worldwide replacement unit sales increased 3.1 million units or 2.8% from the 2002 nine months, due to increases in European Union Tire and Eastern Europe, Africa and Middle East Tire (“Eastern Europe Tire”). OE unit sales decreased 3.1 million units or 6.0% in the period, due to decreases in North American Tire, European Union Tire and Latin American Tire. Unit sales in the first nine months of 2002 included approximately 500,000 tires in connection with the Ford Motor Company tire replacement program.

     Cost of goods sold (CGS) increased in dollars and increased to 81.6% of net sales in the third quarter of 2003, compared to 80.9% in the 2002 period. CGS in the third quarter of 2003 was adversely impacted by an increase in raw material costs of approximately $96 million.

     CGS increased in dollars, and increased to 81.7% of net sales in the first nine months of 2003, compared to 81.2% in the 2002 period. CGS in the first nine months of 2003 was adversely impacted by higher raw material costs of approximately $282 million. Several factors relating to Goodyear’s enterprise resource planning systems implementation resulted in the Company’s Engineered Products business segment inability to locate or recreate account reconciliations for prior periods in the amount of $18.7 million. As a result, Goodyear was unable to allocate the amount to applicable periods and accordingly, recorded this adjustment in the first quarter of 2003.

     Selling, administrative and general expense (SAG) in the third quarter of 2003 increased 8.1% in dollars compared to the 2002 period but decreased to 15.3% of net sales compared to 15.6% in the 2002 quarter. SAG increased in the third quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $29 million and higher consulting expenses primarily in connection with the debt refinancing discussed below. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $12 million discussed below.

     SAG in the first nine months of 2003 increased 8.5% in dollars compared to the 2002 period but was 15.8% of net sales in both periods. SAG increased in the first nine months of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $95 million and higher consulting expenses primarily in connection with the debt refinancing discussed below. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $36 million discussed below.

     During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. Effective April 20, 2003, the Company suspended the matching contribution portion of the savings plan for bargaining unit associates including those covered by Goodyear’s master contract with the United Steelworkers of America (“USWA”) that expired on April 19, 2003. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense in 2003 is expected to be reduced by approximately $58 million due to this change in the vacation policy. Expenses were approximately $36 million lower in the nine months of 2003 compared to the 2002 period as a result of this change in the vacation policy.

     Interest expense of $79.3 million increased 28.3% in the 2003 third quarter compared to the 2002 period. For the first nine months of 2003, interest expense increased 20.8% to $220.1 million compared to the 2002 period. The increase in both periods is due primarily to higher average debt outstanding.

     Other (income) and expense was $75.4 million net expense in the 2003 third quarter compared to $4.6 million net expense in the 2002 period. The 2003 third quarter included a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment. The 2002 quarter included a gain of $14.3 million ($10.7 million after tax or $0.06 per share) resulting from the sale of land and buildings in Mexico and the United States. The third quarter of 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $0.02 per share). Other (income) and expense also included fees related to financing and financial instruments of $19.0 million and $12.3 million in the third quarters of 2003 and 2002, respectively. Financing fees and financial instruments included approximately $13 million in the third quarter of 2003 related to the restructured and refinanced facilities discussed below.

     Other (income) and expense also includes general & product liability-discontinued products charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to a proposed settlement for Entran II claims. Substantially all of the $49.3 million charge for General & product liability-discontinued products in the third quarter is related to the proposed settlement for Entran II claims. Goodyear recorded net charges for General & product liability-discontinued products totaling approximately $54 million in the nine months ended September 30, 2003 which included recognition of a receivable of approximately $85 million, primarily from Goodyear’s excess insurance carriers related to General & product liability-discontinued products. Refer to Note 9, Commitments and Contingent Liabilities, for further information about general and product liabilities.

     For the first nine months of 2003, Other (income) and expense was $144.9 million net expense compared to $40.6 million net expense in the 2002 period. Other (income) and expense in the 2003 first nine months included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”), a gain of $2.1 million ($1.9 million after tax or $0.01 per share) resulting from the sale of land in the Asia Tire Segment and a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment. The 2002 period included the previously mentioned asset dispositions. Other (income) and expense also included fees related to financing and financial instruments of $72.0 million and $35.3 million in the first nine months of 2003 and 2002, respectively. The increase is due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities discussed below. Financing fees and financial instruments included approximately $39 million for the nine months ended September 30, 2003, related to the new facilities.

     Foreign currency exchange loss was $10.8 million in the 2003 third quarter compared to a gain of $26.0 million in the 2002 quarter. Foreign currency exchange gain in the 2002 quarter benefited from approximately $25 million resulting from currency movements on U.S. dollar denominated monetary items in Brazil. For the first nine months of 2003, foreign currency exchange loss was $29.9 million compared to a gain of $18.3 million in the 2002 period. Foreign currency exchange loss in the first nine months of 2003 was adversely impacted by approximately $19 million due to currency movements on U.S. dollar denominated monetary items in Brazil, Chile and South Africa.

     For the 2003 first nine months, Goodyear recorded tax expense of $42.1 million on a loss before income taxes and minority interest in net income of subsidiaries of $258.5 million. Goodyear’s effective tax rate was greater than the U.S. statutory rate because the Company continues to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter are benefits of $55.4 million and $35.8 million, respectively. These benefits are primarily related to the favorable settlement of prior years’ tax liabilities and adjustments to the valuation allowances of certain Goodyear entities. For the first nine months of 2002, Goodyear recorded tax expense of $32.4 million on income before income taxes and minority interest in net income of subsidiaries of $80.2 million.

Agreement with the United Steelworkers of America

     On September 15, 2003, the United Steelworkers of America (the “USWA”) and Goodyear announced the ratification of a new labor agreement. The agreement covers workers at fourteen tire and engineered products plants in the United States and contains provisions governing healthcare benefits, pension service and wages. The agreement assigns protected plant status to twelve of the fourteen plants and permits a thirteenth plant to achieve protected status if certain productivity goals are met. A protected plant cannot be closed during the duration of the agreement and Goodyear is generally required to maintain current level of capital expenditures at these plants. The agreement also gives Goodyear the option to reduce the hourly workforce at protected plants by 15% compared to August 2003 staffing levels.

     Under the agreement, the USWA has the right to nominate an individual for a seat on Goodyear’s Board of Directors. Goodyear has also agreed to remain neutral should the USWA attempt to organize one of Goodyear’s non-union facilities. Goodyear must also require a buyer of any of Goodyear’s plants to negotiate a labor agreement as a precondition of the sale.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

Goodyear recorded a net rationalization charge totaling $140.3 million ($123.6 million after tax or $0.71 per share) during 2003, which included reversals of $2.6 million ($1.9 million after tax or $0.01 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $142.9 million ($125.5 million after tax or $0.72 per share). The third quarter net rationalization charge of $56.0 million ($46.3 million after tax or $0.27 per share) included new charges of $56.9 million ($46.9 million after tax or $0.27 per share) and reversals of $0.9 million ($0.6 million after tax or $0.00 per share). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $142.9 million charge, $100.9 million related to future cash outflows, primarily associate severance costs, and $42.0 million related to pension curtailments and non-cash writeoffs primarily of equipment taken out of service in North America and the European Union. Of the $56.9 million third quarter charge, $44.2 million related to future cash outflows and $12.7 million related to non-cash writeoffs primarily pension curtailments in North America. Upon completion of these plans, the Company estimates that it will reduce annual operating costs by approximately $150 million (approximately $60 million SAG and approximately $90 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately $36 million in the first nine months of 2003, including approximately $15 million in the third quarter, as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $132.9 million for the release of approximately 2,600 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. To date, $56.0 million was incurred in associate-related costs, including $11.7 million in the third quarter. Rationalization costs, other than associate-related costs, totaled $10.0 million and were primarily for the writeoff of equipment taken out of service in North America and the European Union, outplacement services and moving expenses. During the first nine months of 2003, $10.0 million of other than associate-related costs were incurred, including $1.3 million in the third quarter. The remaining reserve for costs related to the completion of these actions was $76.9 million at September 30, 2003.

2002 Program

Goodyear recorded a net rationalization charge of $7.2 million ($7.7 million after tax or $0.04 per share) in 2002, which included reversals of $19.3 million ($15.3 million after tax or $0.10 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States and administrative consolidations.

     The 2002 actions included associate-related costs of $19.5 million for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. To date, approximately 740 associates have been released. Approximately 470 associates have been released in the first nine months of 2003, including approximately 20 associates in the third quarter. Goodyear incurred $14.2 million of associate-related costs in the first nine months of 2003, including $1.0 million during the third quarter of 2003. Rationalization costs, other than associate-related costs, totaled $7.0 million and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $2.6 million of other than associate-related costs during the first nine months of 2003, including $0.7 million in the third quarter, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $3.9 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $45 million in the first nine months of 2003, including approximately $15 million in the third quarter as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

Fourth Quarter 2001 Program

Goodyear recorded new rationalization charges totaling $133.5 million ($105.5 million after tax or $0.64 per share) in the fourth quarter of 2001. These actions were in response to continued competitive conditions in the markets served by Goodyear and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Reversals of reserves no longer needed for their originally intended purposes totaling $4.1 million were recorded during 2001.

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 2,060 associates have been released. Approximately 70 associates were released in the first nine months of 2003, all in the first and second quarters. Goodyear incurred $3.3 million of associate-related costs in the first nine months of 2003, including $0.4 million during the third quarter. Rationalization costs, other than associate-related costs, totaled $80.4 million, of which $41.6 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $2.1 million of other than associate-related costs in the first nine months of 2003, including $0.5 million in the third quarter, primarily for ongoing noncancellable lease costs. During the first nine months of 2003, Goodyear reversed $2.6 million of reserves from the fourth quarter 2001 program, including $0.9 million during the third quarter, no longer needed for their originally intended purposes. Of the $2.6 million reversal, $0.2 million was primarily the result of lower than initially estimated associate-related payments and $2.4 million was primarily the result of lower than initially estimated lease cancellation fees in the European Union. The remaining reserve for costs related to the completion of these actions was $17.8 million and $25.8 million at September 30, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $60 million in the first nine months of 2003, including approximately $20 million in the third quarter as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

     For further information, refer to the note to the financial statements No. 2, Rationalizations.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the OE industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience unexpected higher raw material, labor and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic conditions in the United States and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Goodyear may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions.

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

General and Product Liability and Other Litigation. Goodyear recorded liabilities totaling $358.7 million at September 30, 2003, and $229.1 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $121.0 million and $70.0 million were included in Other current liabilities at September 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear’s liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product related insurance recoveries, Goodyear had recorded assets of approximately $144 million at September 30, 2003, and approximately $70 million at December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers, and an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     In the third quarter of 2003, Goodyear experienced favorable claim settlements with respect to general and product liabilities. As a result, the general and product liability and corresponding insurance receivable were reduced. As Goodyear establishes reserves for liabilities in respect of general and product liability claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at September 30, 2003, approximately 112,500 claimants (approximately 97,000 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 28,500 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

(Dollars in millions)
	Nine Months Ended	Year Ended December 31,
	September 30, 2003	2002	2001

Pending claims, beginning of period	97,000	62,000	53,500
New claims filed	20,500	36,500	18,000
Claims settled/dismissed	(5,000)	(1,500)	(9,500)

Pending claims, end of period	112,500	97,000	62,000

Payments (1)	$17.7	$19.3	$15.5

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

     The Company is a defendant in 22 class actions or potential class actions and four other civil actions in various Federal and state courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes.

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

     In another Entran II action on June 19, 2003, a jury in Colorado Federal court awarded a judgment against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003.

     Based on developments in Entran II litigation during the third quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability-discontinued products related to a proposed settlement for pending Entran II claims in the United States and Canada except for claims related to property in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Refer to Note 13, Subsequent Events, for further information about the proposed settlement.

     The Company is also a party to actions relating to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D and E light truck tires.

     Various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against Goodyear and its subsidiaries. Management, after reviewing available information relating to such matters and consulting with Goodyear’s General Counsel, has determined with respect to each such matter either that it is not reasonably possible that Goodyear has incurred any liability in respect thereof or that any liability ultimately incurred will not exceed the amount, if any, recorded at September 30, 2003, in respect thereof that would be material relative to the consolidated financial position, results of operations or liquidity of Goodyear. However, in the event of an unanticipated adverse final determination in respect of certain matters, Goodyear’s consolidated financial position, results of operations or liquidity for the period in which such determination occurs could be materially affected.

Environmental Matters. At September 30, 2003, Goodyear had recorded liabilities totaling $45.6 million ($53.5 million at December 31, 2002) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. These costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation. At September 30, 2003, Goodyear had recorded liabilities totaling $152.8 million ($136.7 million at December 31, 2002) for anticipated costs related to workers’ compensation. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

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

     Although subject to change in view of the volatility of the capital markets, based on current estimates, Goodyear expects to make contributions to its domestic pension plans of approximately $270 million to $290 million in 2004 in order to satisfy statutory minimum funding requirements. Goodyear will be subject to additional statutory minimum funding requirements after 2004. The amount of funding requirements could be substantial and will be based on a number of factors, including the value of the pension assets at the time as well as the interest rate for the relevant period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” which permitted the Company to defer the effective date, until December 31, 2003, for applying the provisions of FIN 46 to potential variable interest entities created before February 1, 2003. The Company applied the provisions of FIN 46 to certain of its VIEs, however, it continues to evaluate the application of FIN 46 to two joint venture investments; South Pacific Tires (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. For further information, refer to the notes to the financial statements No. 9, Commitments and Contingent Liabilities — Affiliate Financing and No. 10, Business Segments.

SEGMENT INFORMATION

Segment information reflects the strategic business units (“SBUs”) of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

     Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS and SAG (excluding certain corporate expenses). Segment operating income also included equity earnings/ losses in affiliates. Segment operating income did not include the previously discussed rationalization charges and certain other items.

     Total segment operating income was $146.7 million in the third quarter of 2003, increasing 11.6% from $131.5 million in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) was 3.6% in both periods.

     In the nine months, total segment operating income was $352.5 million, increasing 1.5% from $347.4 million in the 2002 period. Total segment operating margin was 3.0% for the nine months of 2003 compared to 3.2% for the nine months of 2002.

     Management believes that total segment operating income is useful because it represents the aggregate value of income created by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 10, Business Segments, for a reconciliation of total segment operating income to Income (loss) before income taxes.

North American Tire

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Tire Units	26.6	26.5	76.7	79.1
Sales	$1,791.3	$1,738.1	$5,075.0	$5,088.3
Segment Operating Income (Loss)	(31.8)	8.9	(100.0)	(2.2)
Segment Operating Margin	(1.8)%	0.5%	(2.0)%	(0.0)%

North American Tire segment unit sales in the 2003 third quarter increased 0.1 million units or 0.4% from the 2002 period. Replacement unit volume increased 0.7 million units or 4.1% and OE unit volume decreased 0.6 million units or 7.9%.

     Unit sales in the nine months decreased 2.4 million units or 3.0% from the 2002 period. Replacement unit volume decreased 0.8 million units or 1.5% and OE unit volume decreased 1.6 million units or 5.9%.

     Revenues in 2003 increased 3.1% in the third quarter from the 2002 period due primarily to improved product mix in the consumer replacement markets and higher retail sales. OE sales in the 2003 period were unfavorably impacted as a result of a decrease in auto production.

     For the nine months of 2003, revenues decreased 0.3% from the 2002 period. Improvements in the consumer replacement markets, primarily due to pricing and product mix, and retail sales were offset by deterioration in consumer OE volume as a result of a decrease in auto production.

     During the first nine months of 2002, Goodyear supplied approximately 500,000 tire units for the Ford Motor Company tire replacement program with a segment operating income benefit of approximately $10 million for that period. Ford ended the replacement program on March 31, 2002. Segment operating income in the first nine months of 2002 also included a charge of approximately $10 million related to the return of tires previously sold by Goodyear to Penske Automotive Centers. On April 6, 2002, Penske Automotive Centers announced plans to close its 563 stores in the United States.

     North American Tire segment operating income in the third quarter of 2003 decreased substantially from the 2002 quarter. Higher raw material costs of approximately $49 million and increased conversion costs of approximately $20 million negatively impacted third quarter 2003 segment operating income. 2003 third quarter segment operating income was positively impacted by approximately $12 million due to the change in the salaried associates’ vacation policy discussed above, lower research and development expenditures of approximately $7 million and lower transportation costs of approximately $3 million. Improvements in retail operations of approximately $4 million also benefited segment operating income.

     North American Tire segment operating income in the first nine months of 2003 decreased considerably from the 2002 period. Higher raw material costs of approximately $123 million and increased conversion costs of approximately $48 million unfavorably impacted 2003 segment operating income. 2003 segment operating income was positively impacted by approximately $32 million due to the change in the salaried associates’ vacation policy discussed above. Reduced research and development costs of approximately $22 million, lower transportation costs of approximately $14 million and improvements in retail operations of approximately $5 million also benefited segment operating income.

     Segment operating income in the nine months of 2003 did not include rationalization charges totaling $66.7 million, including $10.7 in the third quarter. Segment operating income in 2002 did not include rationalization charges totaling $2.2 million or the writeoff of a miscellaneous investment totaling $4.1 million, both recorded in the third quarter.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement and OE market, changes in mix, increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Tire Units	16.0	15.4	46.7	45.3
Sales	$986.2	$846.7	$2,883.2	$2,398.8
Segment Operating Income	38.9	29.8	110.6	82.4
Segment Operating Margin	3.9%	3.5%	3.8%	3.4%

European Union Tire segment unit sales in the 2003 third quarter increased 0.6 million units or 3.4% from the 2002 period. Replacement unit sales increased 1.1 million units or 9.9% while OE unit volume decreased 0.5 million units or 11.8%.

     Unit sales in the nine months increased 1.4 million units or 3.1% from the 2002 period. Replacement unit volume increased 2.7 million units or 8.9% while OE unit volume decreased 1.3 million units or 8.5%.

     Revenues in 2003 increased 16.5% in the third quarter and 20.2% in the first nine months from the 2002 periods due primarily to the favorable effect of currency translation of approximately $115 million and $440 million, respectively. Higher replacement volume also positively impacted revenues in the 2003 periods.

     European Union Tire segment operating income increased 30.5% in the 2003 third quarter compared to 2002 due to higher volume of approximately $8 million, the positive effect of currency translation of approximately $7 million and improved product mix of approximately $5 million. Higher raw material costs of approximately $14 million and higher marketing costs negatively affected third quarter 2003 segment operating income compared to 2002.

     For the nine months of 2003, segment operating income increased 34.2% compared to 2002 due to improved lower conversion costs of approximately $46 million, the positive effect of currency translation of approximately $26 million and higher volume of approximately $22 million. Higher raw material costs of approximately $44 million and increased SAG costs of approximately $15 million negatively affected segment operating income in the first nine months of 2003 compared to 2002.

     Segment operating income in the nine months of 2003 did not include rationalization charges totaling $45.7 million, including $27.9 in the third quarter. Segment operating income in 2002 did not include rationalization charges, recorded in the third quarter, totaling $9.0 million.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Tire Units	4.8	4.2	13.5	11.7
Sales	$283.2	$211.3	$779.2	$579.0
Segment Operating Income	42.8	30.3	98.1	62.6
Segment Operating Margin	15.1%	14.3%	12.6%	10.8%

Eastern Europe Tire segment unit sales in the 2003 third quarter increased 0.6 million units or 12.4% from the 2002 period. Replacement unit sales increased 0.5 million units or 12.2% and OE unit volume increased 0.1 million units or 13.8%.

     Unit sales in the nine months increased 1.8 million units or 14.7% from the 2002 period. Replacement unit volume increased 1.5 million units or 15.4% and OE unit volume increased 0.3 million units or 11.7%.

     Revenues increased 34.0% in the 2003 third quarter compared to 2002 primarily due to the positive impact of currency translation. Revenue was favorably affected by currency translation of approximately $41 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period. Higher volume in the 2003 quarter also positively impacted revenues.

     For the nine months, revenues increased 34.6% compared to 2002 primarily due to the positive impact of currency translation, higher volume and improved pricing and product mix. Revenue was favorably affected by currency translation of approximately $111 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period.

     Segment operating income in the 2003 third quarter increased 41.3% from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $10 million related to improved pricing and product mix, approximately $6 million due to higher volume and approximately $4 million due to the favorable impact of currency translation. Higher raw material prices of approximately $4 million and higher SAG costs of approximately $1 million adversely impacted 2003 segment operating income.

     Segment operating income in the first nine months of 2003 increased 56.7% from the 2002 period. Segment operating income for the 2003 period was favorably impacted by approximately $22 million related to higher volume, approximately $21 million due to improved pricing and product mix, approximately $9 million due to lower conversion costs and approximately $9 million due to the favorable impact of currency translation. Higher raw material prices of approximately $15 million and higher SAG costs of approximately $10 million adversely impacted 2003 segment operating income for the nine months.

     Segment operating income in the nine months of 2003 did not include rationalization credits totaling $0.1 million.

     Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, labor disturbances and currency translation.

Latin American Tire

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Tire Units	4.7	4.9	13.8	15.0
Sales	$262.1	$220.0	$752.1	$719.6
Segment Operating Income	43.7	24.1	103.6	76.0
Segment Operating Margin	16.7%	11.0%	13.8%	10.6%

Latin American Tire segment unit sales in the 2003 third quarter were down 0.2 million units or 3.9% from the 2002 period. Replacement unit sales increased 0.1 million units or 2.1% while OE unit volume decreased 0.3 million units or 20.0% due to planned changes and reduced production by vehicle manufacturers in the region.

     Unit sales in the nine months decreased 1.2 million units or 8.2% from the 2002 period. Replacement unit volume decreased 0.1 million units or 1.6% and OE unit volume decreased 1.1 million units or 24.1%.

     Revenues in the 2003 third quarter increased 19.1% from the 2002 period due primarily to changes in pricing and mix and the positive effect of currency translation of approximately $4 million.

     For the nine months, revenues increased 4.5% compared to 2002 primarily due to improvements in price and mix. Partially offsetting these improvements in 2003 was the negative impact of currency translation of approximately $90 million and lower volume.

     Segment operating income in the 2003 quarter increased 81.3% from the 2002 period. Segment operating income was favorably impacted by approximately $37 million related to improvements in pricing and mix. Increased raw material costs of approximately $16 million negatively impacted segment operating income compared to the 2002 period.

     Segment operating income in the first nine months of 2003 increased 36.3% from the 2002 period due primarily to mix and pricing of approximately $110 million offsetting the adverse impact of currency translation of approximately $29 million. Negatively impacting segment operating income for 2003 were higher raw material prices of approximately $41 million and increased conversion costs of approximately $9 million.

     Segment operating income in the nine months of 2003 did not include rationalization charges totaling $5.5 million. Segment operating income in 2002 did not include the gain from the sale of land and buildings in Mexico, recorded in the third quarter, totaling $13.7 million.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Tire Units	3.2	3.4	10.0	9.6
Sales	$140.0	$136.5	$429.4	$393.0
Segment Operating Income	10.6	11.8	35.7	31.6
Segment Operating Margin	7.6%	8.6%	8.3%	8.0%

Asia Tire segment unit sales in the 2003 third quarter decreased 0.2 million units or 1.5% from the 2002 period. Replacement unit sales decreased 0.2 million units or 6.1% while OE unit volume increased less than 0.1 million units or 9.7%.

     Segment unit sales in the first nine months increased 0.4 million units or 5.0% from the 2002 period. Replacement unit sales decreased 0.2 million units or 2.1% while OE unit volume increased 0.6 million units or 22.9%.

     Revenues in 2003 increased 2.6% in the third quarter from the 2002 period due primarily to improved pricing and product mix. Currency translation of approximately $3 million also favorably impacted revenues in the 2003 third quarter.

     For the nine months, revenues increased 9.3% compared to the 2002 period primarily due to higher volume and higher selling prices. Currency translation of approximately $9 million also favorably impacted revenues in the 2003 nine months.

     Segment operating income in the third quarter decreased 10.2% compared to the 2002 period due to higher raw material prices of approximately $7 million. Improved pricing and product mix of approximately $3 million and the favorable impact of currency translation of approximately $2 million favorably impacted 2003 segment operating income.

     For the first nine months of 2003, segment operating income increased 13.0% compared to the 2002 period due to improved pricing and product mix of approximately $13 million, higher volume of approximately $4 million, the favorable impact of currency translation of approximately $5 million and lower conversion costs of approximately $1 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $20 million.

     Segment operating income in 2003 did not include the second quarter gain on the sale of land of $2.1 million. Segment operating income in 2002 did not include net rationalization credits, recorded in the third quarter, totaling $1.1 million.

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Net sales	$158.6	$126.6	$459.1	$389.9
Operating income (loss)	1.5	(1.7)	1.0	(7.3)

SPT debt totaled $170.2 million at September 30, 2003, of which $57.6 million is payable to Goodyear. At December 31, 2002, debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Sales	$299.9	$274.5	$890.8	$861.5
Segment Operating Income	15.5	10.9	26.8	37.1
Segment Operating Margin	5.2%	4.0%	3.0%	4.3%

Engineered Products revenues increased 9.3% in the third quarter of 2003 from 2002 due largely to higher sales of military products and conveyor belts. Revenues were favorably impacted by currency translation of approximately $13 million.

     Revenues increased 3.4% in the first nine months of 2003 from 2002 due largely to strong sales of industrial, replacement and military products, while sales of OE and heavy duty products declined. Revenues were favorably impacted by currency translation of approximately $16 million.

     Segment operating income increased 42.2% in the third quarter of 2003 compared to the 2002 period due to the favorable impact of currency translation of approximately $2 million, lower SAG costs of approximately $2 million, lower raw material prices of approximately $1 million, and increased volume of approximately $1 million. 2003 segment operating income was negatively impacted by unfavorable pricing and product mix of approximately $3 million and higher conversion costs of approximately $1 million.

     For the nine month period, segment operating income decreased 27.8% in 2003 compared to the 2002 period. 2003 segment operating income was favorably impacted by foreign currency translation of approximately $3 million, lower raw material costs of approximately $3 million, lower research and development expenditures of approximately $3 million and other cost improvements of approximately $6 million. Several factors relating to Goodyear’s enterprise resource planning systems implementation resulted in Engineered Products’ inability to locate or recreate account reconciliations for prior periods in the amount of $18.7 million. As a result, Engineered Products was unable to allocate the amount to applicable periods and accordingly, recorded this adjustment in the first quarter of 2003. 2003 segment operating income was also negatively impacted by the unfavorable impact of pricing and product mix of approximately $5 million and lower volume of approximately $3 million.

     Segment operating income in the nine months of 2003 did not include rationalization charges totaling $20.5 million, including $17.3 million in the third quarter. Segment operating income in 2002 did not include the gain from the sale of land and buildings, recorded in the third quarter, totaling $.6 million.

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

Chemical Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Sales	$306.7	$237.4	$908.6	$657.6
Segment Operating Income	27.0	15.7	77.7	59.9
Segment Operating Margin	8.8%	6.6%	8.6%	9.1%

Chemical Products revenues increased 29.2% in the 2003 third quarter and 38.2% in the nine month period compared to the 2002 periods. Approximately 60% of Chemical Products sales are to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in both 2003 periods increased primarily due to higher net selling prices resulting from the pass through of higher raw material and energy costs. The relatively strong Euro also contributed favorably to 2003 revenue.

     Segment operating income in the 2003 third quarter increased 72.0% from the 2002 period. Higher net selling prices including favorable currency translation, higher sales volume and manufacturing efficiency, partially offset by increased energy and raw material costs, improved segment operating income by approximately $8 million. The natural rubber operations contributed approximately $3 million of the improvement through pricing and volume.

     For the first nine months of 2003, segment operating income increased 29.7% from the 2002 period. Higher net selling prices including favorable currency translation, higher sales volume and increased production efficiencies were partially offset by increased energy and raw material costs to improve segment operating income by approximately $9 million. The natural rubber operations contributed approximately $9 million of the improvement through pricing and volume.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $833.9 million during the first nine months of 2003, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased from September 30, 2002 to September 30, 2003, due primarily to increased cash and cash equivalents, accounts receivable and inventory. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program effective April 1, 2003. Working capital requirements for accounts receivable increased primarily in Europe and North America. For further information, refer to the note to the financial statements, No. 6, Accounts Receivable.

INVESTING ACTIVITIES

Net cash used in investing activities was $139.5 million during the first nine months of 2003. Capital expenditures were $264.7 million, and were primarily for plant modernizations and new tire molds. The amount of capital expenditures are restricted under the Company’s restructured credit facilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002

Capital Expenditures	$85.2	$120.4	$264.7	$293.6
Depreciation and Amortization	156.6	149.4	458.7	452.1

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $1.05 billion during the first nine months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(In millions)	September 30, 2003	December 31, 2002	September 30, 2002

Consolidated Debt	$4,941.5	$3,642.2	$3,630.5
Debt to Debt and Equity	92.0%	87.0%	56.2%

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

     The Company had $253.8 million of unused available committed credit under the new facilities as of September 30, 2003.

     The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at September 30, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s $750 million revolving credit facility matures on April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of September 30, 2003, there were borrowings of $225.0 million and $439.2 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility.

$645 Million Senior Secured U.S. Term Facility

As of September 30, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter. The U.S. term facility matures on April 30, 2005.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. These facilities mature on April 30, 2005. As of September 30, 2003, there were borrowings of $175.0 million and $400.0 million under the European revolving and term facilities, respectively.

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of September 30, 2003, there were borrowings of $357.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively.

Foreign Credit Facilities

As of September 30, 2003, Goodyear had short term committed and uncommitted bank credit arrangements totaling $388.1 million, of which $275.9 million were unused. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

Non-Domestic Accounts Receivable Securitization Facilities

Various international subsidiaries of the Company have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables. These subsidiaries retain servicing responsibilities.

     As of September 30, 2003, international subsidiaries of Goodyear had $152.0 million of available borrowings under non-domestic accounts receivable securitization facilities.

     As of September 30, 2003, the amount outstanding under programs maintained by GDTE totaled $139.7 million and such programs were fully utilized. As of October 31, 2003, the available amounts were reduced to $93.8 million, all of which will be renewable in October 2004. The Company is working to replace and increase these facilities with new European facilities in the fourth quarter. If the Company is unable to replace and increase these facilities, the Company would pursue short term financing alternatives.

     In addition to the $139.7 million of GDTE receivable programs, the Company had an additional $12.3 million outstanding under other non-domestic receivable financing programs.

     At September 30, 2003, the net proceeds for all sales of receivables by Goodyear were $152.0 million. Net cash outflows of $794.7 million were recorded in the first nine months of 2003 for transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 6, Accounts Receivable.

Consolidated EBITDA

Under the terms of the restructured credit facilities, Goodyear is not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in each of the restructured credit facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in each of the restructured credit facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

     Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of the Company’s ability to service debt. It should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. The Company’s failure to comply with the financial covenants in the restructured credit facilities could have a material adverse effect on Goodyear’s liquidity and operations. Accordingly, management believes that the presentation of consolidated EBITDA will provide investors with information needed to assess the Company’s ability to continue to comply with these covenants.

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and nine month periods ended September 30, 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended	Nine Months Ended
(In Millions)	September 30, 2003	September 30, 2003

Net Loss	$(105.9)	$(332.4)
Consolidated Interest Expense	83.7	235.2
Income Tax	(0.5)	42.1
Depreciation and Amortization Expense	156.6	458.7

EBITDA	133.9	403.6
Credit Agreement Adjustments:
Other (Income) and Expense	66.7	171.1
Foreign Currency Exchange	10.8	29.9
Equity in (Earnings) Losses of Affiliates	0.6	5.0
Minority Interest in Net Income (Loss) of Subsidiaries	6.8	31.8
Non-cash Extraordinary Gains	—	—
Non-cash Non-recurring Items	—	—
Rationalizations	56.0	140.3
Less Excess Cash Rationalization Charges	(9.0)	(12.9)

Consolidated EBITDA	$265.8	$768.8

Credit Ratings

The current credit ratings for the Company are presented below:

	S&P	Moody's

Senior Secured Asset-Backed Facilities	BB+	Ba2
U.S. and European Facilities	BB-	Ba2
Corporate Rating	BB-	Ba3 (implied)
Senior Unsecured Debt	B+	B1

In addition, Fitch rates the Company’s secured facilities “B+” and the Company’s unsecured debt “B”. Moody’s currently maintains a stable outlook for the Company, while S&P maintains a negative outlook. Unless the Company’s debt credit ratings and operating performance improve, its access to the credit markets in the future may be limited. Moreover, a further reduction in the Company’s credit ratings would further increase the cost of any financing initiatives the Company may pursue.

     As a result of these ratings and other related events, the Company believes that its access to capital markets may be limited. In addition, financing and related expenses under some existing arrangements have increased as a result of the Company’s non-investment grade ratings.

     A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire Segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its recently ratified new master contract with the USWA. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be adversely affected by trends that negatively affected the North American Tire Segment in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, negatively impacted by higher than expected raw materials and energy prices.

Future Liquidity Requirements

Subject to the uncertainties and contingencies identified elsewhere in this document, including but not limited to the risks identified in “Forward-Looking Information — Safe Harbor Statement,” and based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures.

     As of September 30, 2003, the Company had $1.03 billion in cash and cash equivalents, of which $331 million was held in the United States and $233 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements.

     The Company is required to meet certain covenants related to the credit agreements. In the event the Company failed to comply with these covenants, the lenders would have the right to cease further loans to the Company and to demand the repayment of all outstanding loans under these facilities.

     The Company’s restructured and refinanced credit facilities mature in 2005 and 2006 and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. Because of its debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s on-going ability to access the capital markets is highly dependent on successfully implementing its turnaround strategy. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to successfully complete the turnaround strategy could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     Under the Company’s new master contract with the USWA, the Company has committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. If the Company does not meet this commitment, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005 with loans or securities having a term of at least three years. If the Company fails to meet this refinancing commitment, the USWA would have the right to strike and the Company would be required to pay each covered union employee (approximately 15,300 as of September 30, 2003) $1,000 and each covered union retiree (approximately 13,800 as of September 30, 2003) $500. Finally, the Company committed to remain in compliance with any of the Interest Expense Coverage Ratio, Consolidated Net Worth, and Senior Secured Indebtedness Ratio covenants in the U.S. revolving credit facility. If the Company fails to remain in compliance with these covenants, it has agreed to use its best efforts to seek a substantial private equity investment. Such investment would be expected to provide the investor with significant influence in the management and direction of the Company.

     The Company is subject to various legal proceedings, including the Entran II litigation described in Note 9, Commitments and Contingent Liabilities. In the event the Company wishes to appeal any future adverse judgment in any of these proceedings, it would be required to post an appeal bond with the relevant court. In connection with posting an appeal bond, the Company would likely be required to issue a letter of credit to the surety posting the bond. Under the Company’s $750 million U.S. revolving credit facility, the Company may issue up to an aggregate of $600 million in letters of credit. At the end of September 30, 2003, the Company had issued $439.2 million in letters of credit and had borrowings of $225.0 million under the facility, leaving $85.8 million available under the facility. If the Company is subject to a significant adverse judgment and does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity. If the Company were unable to post cash collateral, it may be unable to stay enforcement of the judgment.

COMMITMENTS & CONTINGENCIES

The following table presents, at September 30, 2003, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of September 30, 2003

							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years

Long Term Debt (1)	$4,877.2	$160.1	$1,854.4	$1,353.2	$599.6	$102.0	$807.9
Capital Lease Obligations (2)	102.5	9.4	9.1	7.8	7.2	7.1	61.9
Operating Leases (3)	1,440.8	282.7	233.0	187.9	143.9	105.1	488.2
Binding Commitments (4)	443.9	436.8	3.5	0.9	1.0	0.6	1.1

Total Contractual Cash Obligations	$6,864.4	$889.0	$2,100.0	$1,549.8	$751.7	$214.8	$1,359.1
	Amount of Commitment Expiration per Period
Other Off-Balance-Sheet Financial Guarantees Written and Other Commitments (5)	$74.3	$53.3	$2.2	$0.5	$0.1	$4.9	$13.3

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $64.3 million.

(3)	Operating leases do not include minimum sublease rentals of $40.9 million, $32.1 million, $23.3 million, $16.3 million, $10.9 million and $13.5 million in each of the periods above, respectively, for a total of $137.0 million. Net operating lease payments total $1,303.8 million. The present value of operating leases is $792.3 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at September 30, 2003, approximately $46.5 million related to an option held by one of Goodyear’s minority partners in Sava Tire to require Goodyear to purchase the partner’s 20% equity interest in Sava Tire. The minority partner may exercise its option during various periods extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. SRI’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire SRI’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell),

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

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

•	Goodyear expects to make contributions to its domestic pension plans of approximately $270 million to $290 million in 2004 in order to satisfy statutory minimum funding requirements.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear actively manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. As a result of credit ratings’ actions and other related events, the Company’s access to these instruments may be limited. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At September 30, 2003, the interest rates on 48% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 70% at December 31, 2002. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at September 30:

(Dollars in millions)

Interest Rate Swap Contracts	2003	2002

Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.14	1.80
Average years to maturity	0.50	1.50
Fair value — liability	$(6.3)	$(15.4)
Pro forma fair value — liability	(6.4)	(16.1)
Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	2.91%	3.80%
Receive fixed rate	6.63	6.63
Average years to maturity	3.21	4.20
Fair value — asset (liability)	$17.5	$20.7
Pro forma fair value — asset (liability)	18.3	22.4

The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2003	2002	2003	2002

Fixed Rate Contracts:
Notional principal	$325.0	$325.0	$325.0	$325.0
Pay fixed rate	5.00%	5.00%	5.00%	5.00%
Receive variable LIBOR	1.10	1.85	1.27	1.94
Floating Rate Contracts:
Notional principal	$200.0	$250.0	$209.0	$195.0
Pay variable LIBOR	2.91%	3.77%	3.05%	3.73%
Receive fixed rate	6.63	6.63	6.63	6.63

The following table presents fixed rate debt information at September 30:

(In millions)

Fixed Rate Debt	2003	2002

Fair value — liability	$2,035.0	$2,229.9
Carrying amount — liability	2,241.8	2,427.7
Pro forma fair value — liability	2,105.1	2,310.3

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2003 and 2002, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

     The following table presents foreign currency contract information at September 30:

(In millions)

Foreign Exchange Contracts	2003	2002

Fair value — asset	$45.3	$32.9
Pro forma change in fair value	(26.6)	26.5
Contract maturities	10/03-12/18	10/02-3/06
Fair value — asset (liability):
Swiss franc swap-current	$(2.0)	$(3.0)
Swiss franc swap-long term	37.8	23.0
Euro swaps-current	6.4	(2.5)
Euro swaps-long term	17.5	7.2
Other-current asset	1.5	14.6
Other-current liability	(15.9)	(6.4)

The pro forma change in fair value assumes a 10% change in foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

     The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect the Company’s future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements, although not all forward-looking statements use these words. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Statement. Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including the following risks:

•	The Company has experienced significant operating losses in 2002 and 2003. The Company’s future profitability is dependent upon its ability to successfully implement its turnaround strategy for the North American Tire Segment and its previously announced rationalization actions.

•	The Company faces significant competition and its ability to compete successfully will depend, in significant part, on its ability to reduce its costs by such means as reduction of excess capacity, elimination of redundancies and shifting production to low-cost supply sources.

•	Higher raw material and energy costs may negatively affect the Company’s operating results and financial condition.

•	The Company’s restructured credit facilities limit the amount of capital expenditures that the Company may make.

•	Continued pricing pressures from vehicle manufacturers may adversely affect the Company’s business.

•	The Company’s financial position, results of operations and liquidity could be affected adversely if the Company experiences a labor strike, work stoppage or other similar difficulty as a result of the Company’s failure to meet certain financing commitments in its labor agreement or otherwise.

•	Decline in the value of the securities held in the Company’s employee benefit plans would increase the Company’s pension expense and under-funding levels, which could affect adversely the Company’s operating results and financial condition.

•	The Company’s long-term ability to meet its current obligations and repay maturing indebtedness is dependent on its ability to improve its operating results and to access the capital markets.

•	The Company has a substantial amount of debt, which could restrict its growth, place it at a competitive disadvantage or otherwise affect adversely the Company’s financial health.

•	Any failure by the Company to comply with any material provision of its restructured credit facilities could have a material adverse effect on the Company’s liquidity and operations.

•	The Company’s variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.

•	If the Company fails to manage healthcare costs successfully, its financial results will suffer.

•	The Company faces significant asbestos-related and other products liability litigation as well as possible product recalls. In addition, Goodyear is subject to a number of shareholder suits in connection with its October 22, 2003 announcement that it is restating its financial results for years 1998-2002 and for the first and second quarters of 2003. Goodyear is also subject to an informal inquiry by the SEC related to the restatements. The costs of defending and/or resolving these matters, or the costs of adverse judgments, could have a material adverse effect on the Company’s liquidity, results of operations and financial position.

•	The Company is subject to extensive government regulations that could negatively affect ongoing operating results.

•	The Company’s international operations are subject to certain risks associated with doing business in other countries including exposure to local economic conditions, potential adverse changes in the diplomatic relations, local hostilities, adverse currency exchange controls, withholding taxes and restrictions on withdrawal of foreign investments and earnings, expropriations of property, potential instability of foreign governments, risks of renegotiation or modification of agreements with government authorities and changes in local laws or government policies.

•	The volatility of currency exchange rates may adversely affect the Company’s operating results.

It is not possible to foresee or identify all such factors. The Company will not revise or update any forward-looking statement, or disclose any facts, events or circumstances that occur after the date hereof which may affect the accuracy of any forward-looking statement.

Item 4. Controls and Procedures

Overview.

     On October 22, 2003, the Company announced that it would restate its financial results for the years ended 1998-2002 and for the first and second quarters of 2003. The restatement arose out of an intensified effort to reconcile certain general ledger accounts following the receipt of a management letter dated March 11, 2003, from the Company’s independent public accountant, PricewaterhouseCoopers LLP (“PwC”), in which PwC noted the need for increased attention to the account reconciliation process.

     As a result of Goodyear’s efforts to reconcile these accounts, the Company initially recorded adjustments that reduced net income for the quarter ended June 30, 2003 by approximately $31.3 million. The Company subsequently identified additional adjustments arising out of account reconciliations. Following the identification of these adjustments, PwC advised the Company that the failure to identify certain issues that had affected several years related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliation, and internal reporting and monitoring of these matters. Based on an assessment of the impact of the adjustment to the expected 2003 results, management and the Audit Committee decided to restate the Company’s previously issued financial statements. The restatement, which is contained in the Company’s Current Report on Form 8-K filed concurrently herewith has resulted in a decrease in cumulative net income through June 30, 2003. The restatement also includes changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

     Since April 2003, the Company has implemented enhanced measures to strengthen its account reconciliation control processes. These actions included the training of individuals in proper account reconciliation procedures and providing additional management oversight of the reconciliation and documentation process. In connection with the restatement process, the Company dedicated more resources and took additional steps to strengthen its control processes and procedures in order both to identify and rectify past accounting errors. To this end, and to further strengthen its internal controls, the Company implemented the following specific procedures:

•	Established a formal account reconciliation monitoring process which includes a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis;

•	Performed a review of the assignment of delegation of accounts and delegated responsibility for previously unassigned accounts; and

•	Instituted a periodic review of randomly selected account reconciliations to be performed by the internal audit department.

In addition, the Company plans to upgrade the technical capabilities of individuals within the finance function, adding qualified personnel where appropriate, and plans to expand the personnel, resources and responsibilities of the internal audit function. The Company also plans to strengthen reporting relationships within the finance function and to reevaluate its accounting systems to identify areas that could benefit from simplification. The Company further expects to implement programs, including the involvement of senior management, to maintain employee awareness of the importance of a proper and timely account reconciliation process, and expects to investigate the use of automated systems to identify unreconciled accounts.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis and will implement further actions as necessary in its continuing efforts to strengthen the control process. PwC has advised the Company that it will not be able to assess the effectiveness of the Company’s actions until PwC has completed its audit for the fiscal year ended December 31, 2003.

Evaluation of Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2003. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported as required.

Changes to Internal Control over Financial Reporting.

Other than as described above, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Proposed Settlement of Certain Heatway Claims

     As previously reported, Goodyear is subject to a number of lawsuits relating to a rubber hose product, Entran II, it supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and marketer of hydronic radiant heating systems headquartered in Springfield, Missouri. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat.

     In 1997, Goodyear sued Heatway in the United States District Court for the Northern District of Ohio, Eastern Division, for non-payment of approximately $2.0 million of hose supplied to Heatway. Heatway filed counterclaims alleging that the Entran II hose was defective and that Goodyear was liable to Heatway for any claims brought by homeowners. Following a trial, the jury rendered its verdict in favor of Goodyear, finding that Goodyear did not breach the implied warranty of merchantability in respect of the 25 million feet of Entran II hose sold to Heatway. On February 4, 2000, the Court entered a final judgment in Goodyear’s favor on all of Heatway’s counterclaims and against Heatway for approximately $2 million, plus interest and costs. Heatway subsequently filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Western District of Missouri.

     Beginning in late 1997, property owners, primarily homeowners, began to file lawsuits against Goodyear, Heatway and others relating to the alleged failure of Entran II in their heating systems. As to Goodyear, the plaintiffs in these lawsuits generally allege that Entran II undergoes progressive deterioration in the heating system and ultimately fails, resulting in leakage and property damage. The plaintiffs in these lawsuits typically seek recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. Goodyear denies that Entran II hose is unsafe or defective and contends that the hose was manufactured in accordance with specifications agreed upon with Heatway, for use in custom designed heating systems for which Heatway was responsible for supplying design and installation services and maintenance information. Goodyear maintains that any leakage is attributable to improper design, installation, and maintenance of heating systems by Heatway and by the unsupervised contractors to whom Heatway distributed Entran II in bulk quantities, contrary to its representations to Goodyear.

     Goodyear is subject to 22 Entran II class actions and putative class actions in federal and state courts in Alaska, California, Colorado, New Jersey, New Mexico, New York, Massachusetts, Pennsylvania, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Canada. The actions in Canada are the most recent and include Mona Lahaie v. Goodyear Canada Inc. and Goodyear (Case No. 0303 13282, District Court, Alberta, Canada), filed on July 22, 2003; Allen May v. Goodyear Canada Inc. and Goodyear (Case No. L 032196, Supreme Court of British Columbia), filed on August 6, 2003; Shirley and David Ford v. Goodyear Canada Inc. and Goodyear (Case Number 03-CV-255653CP, Superior Court, Ontario, Canada), filed on September 18, 2003; Gary and Janis Kelman v. Goodyear and

Goodyear Canada Inc., (Case No. 42665, Superior Court, Ontario, Canada), filed on September 24, 2003; and Mike Myshack Management Ltd. v. Goodyear and Goodyear Canada Inc., (Case No. 0301-15976, Court of Queen’s Bench of Alberta, District of Calgary, Canada) filed on October 9, 2003.

     In addition to the class actions and putative class actions, Goodyear is also a defendant in four cases involving homeowners in Colorado. These individual cases involve between one and twenty-seven property owners. Two additional cases are on appeal following a verdict. In Goodyear v. Vista Resorts, Inc, an action involving five homesites, a trial was held in Colorado state court, and on February 28, 2002 a jury rendered a verdict in favor of plaintiffs in the aggregate amount of approximately $5.9 million, which damages were trebled under the Colorado Consumer Protections Act. The total damages awarded are approximately $22.7 million, including interest, attorney’s fees and costs. In another case in Colorado state court involving six sites, Sumerel et al. v. Goodyear et al., a judgment was entered against Goodyear in the amount of $1.3 million plus interest and costs. Also, in Loughridge v. Goodyear and Chiles Power Supply, Inc, a case consolidating claims involving 36 Entran II sites, on June 19, 2003, a federal jury in Colorado awarded 34 homeowners aggregate damages of $8.2 million. The jury allocated 50% of the fault to Goodyear and 50% to Heatway, resulting in a judgment against Goodyear of approximately $4.1 million. On September 8, 2003, judgment was entered in Loughridge and an additional $5.7 million in prejudgment interest was awarded to the plaintiffs, all of which is allocated to Goodyear. Post-trial motions have been filed in Loughridge by all parties seeking modifications to the judgment.

     On October 9, 2003, attorneys representing certain class members filed a proposed settlement (the “Proposed Settlement”) covering all pending Entran II actions in the United States and Canada except for the claims of persons arising from property they own or have owned in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Proposed Settlement was initiated through the filing of a national class action complaint in Galanti et al. v. Goodyear (Case No. 03-2019, United States District Court, District of New Jersey) on October 6, 2003 and motion for preliminary approval of settlement filed October 8, 2003. On October 10, 2003, the judge in Galanti gave preliminary approval to the Proposed Settlement and conditionally certified the class. A national class has also been conditionally certified in Canada. The Galanti court will conduct a fairness hearing to resolve any objections to final approval of the settlement. Class members who object to the settlement will have the right to opt out. Class members participating in the Proposed Settlement will be required to release all claims against Goodyear relating to Entran II hose. The plaintiffs in Vista, Sumeral and Loughridge will not participate in the Proposed Settlement, and Goodyear will continue to appeal those judgments.

     Under the Proposed Settlement, Goodyear will make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear will also make additional contingent payments of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear meets the following EBITDA targets: $1.2 billion in 2004 and $1.4 billion in each of 2005, 2006 and 2007. For purposes of the Proposed Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in the first subsequent year in which the following cumulative EBITDA targets are met: $2.6 billion in 2005, $4.0 billion in 2006 and $5.4 billion in 2007. The settlement fund will be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. If these insurance recoveries, plus any additional amounts that Goodyear elects to pay into the settlement fund, are less than $120 million by February 23, 2004, the plaintiffs may withdraw from the settlement. No assurance can be given as to the Company’s ability to recover insurance proceeds sufficient to adequately fund the settlement. If the plaintiffs do not withdraw from the settlement, the parties have agreed to jointly request the Court to stay all Entran II litigation (except for Payne et al. v. Goodyear as described below) pending final approval of the settlement and notice will be given to potential class members. Such persons or entities may opt out of the Proposed Settlement. Goodyear reserves the right to withdraw from the settlement if it determines in its sole discretion that an excessive number of persons have opted out.

     In addition to the Proposed Settlement, Goodyear remains subject to Payne et al. v. Goodyear, a class action in the United States District Court for the District of Massachusetts covering six northeastern states. The members of the class in Payne are residents of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont who have Entran II hose installed as part of a Heatway radiant floor heating system. On October 24, 2003, at the request of the plaintiffs’ attorneys, the judge in Payne enjoined Goodyear from entering into a settlement that would affect the class certified in Payne. According to the plaintiffs in Payne, approximately 5 million feet of Entran II hose sold to Heatway was installed in these states.

     Goodyear is also subject to Anderson, et al. v. Goodyear, et al., a class action in state court in Colorado, and Jane Bates, et al. v. Goodyear, a class action in state court in New Mexico. Plaintiff attorneys in both Anderson and Bates filed motions seeking to exclude the Colorado and New Mexico state court plaintiffs from the Proposed Settlement. However, the judge in Galanti has issued an order enjoining the plaintiffs counsel in both Anderson and Bates from engaging in any activities that interfere with the settlement process.

     Asbestos Litigation

     As reported in the Form 10-Q for the quarter ended June 30, 2003, Goodyear was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 111,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the third quarter of 2003, approximately 2,500 new claims were filed against Goodyear and approximately 1,500 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the third quarter of 2003 was approximately $6.8 million (before recovery of insurance proceeds). At September 30, 2003, there were approximately 112,500 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

     SEC Informal Inquiry

     On October 22, 2003, the Company announced that it would restate its financial results for the years ended 1998-2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised the Company that the SEC had initiated an informal inquiry into the facts and circumstances related to the restatement. The Company is cooperating fully with the SEC and has provided requested information as expeditiously as possible. Because the informal SEC inquiry is currently ongoing, the outcome of such inquiry cannot be predicted at this time. See Note 12 to the Company’s Consolidated Financial Statements.

     Securities Litigation

     In connection with the Company’s October 22, 2003 restatement announcement, a number of actions were instituted in federal and state court as described below.

     Since October 23, 2003, at least 17 lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear and current and/or former officers of Goodyear including Samir G. Gibara, Robert J. Keegan, Robert W. Tieken, Stephanie W. Bergeron, Richard J. Kramer and John W. Richardson. The plaintiffs seek to represent classes of certain purchasers of Goodyear common stock during specified class periods ranging from October 22, 1998 to October 22, 2003. No class or classes have been certified. The complaints allege violations of the provisions of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements. The named individual defendants are current or former officers, and in some cases, directors, of Goodyear. The plaintiffs seek compensatory damages, costs and expenses. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     On October 24, 2003 and October 29, 2003, derivative lawsuits were filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio against Samir G. Gibara, Robert J. Keegan, Robert W. Tieken, Steven A. Minter, Agnar Pytte, John G. Breen, William J. Hudson, Jr., James C. Boland, James M. Zimmerman, Edward T. Fogarty, Susan E. Arnold, Gary D. Forsee, Martin D. Walker, Kathryn D. Wriston, Katherine G. Farley, George H. Schofield, William C. Turner, Philip A. Laskawy, William E. Butler and Thomas H. Cruikshank. The plaintiffs allege violations of Section 304 of the Sarbanes-Oxley Act of 2002, by certain of the named defendants, breach of fiduciary duty for insider selling and misappropriation of information by certain of the named defendants, and breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment by all the named individual defendants. The named individual defendants are current or former officers and/or directors of Goodyear. Plaintiffs seek damages, costs and attorneys’ fees. Plaintiffs also seek to have Messrs. Gibara, Keegan and Tieken reimburse Goodyear for all bonuses or other incentive-based or equity based compensation received by them between 1998 and 2002. On October 30, 2003, and November 7, 2003, similar derivative lawsuits were filed in the Court of Common Pleas for Summit County, Ohio. The alleged violations in these state court actions are the same except that no violations of Section 304 of the Sarbanes-Oxley Act of 2002 are alleged. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     Since October 27, 2003, at least six lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear including Samir G. Gibara, Robert W. Tieken, Robert J. Keegan, Stephanie W. Bergeron, Kathleen T. Geier, Donald D. Harper, Darren R. Wells and others asserting breach of fiduciary duty claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. The plaintiffs seek to represent a class of participants in such plans during the period between March 26, 1999 and October 22, 2003 based on factual allegations substantially the same as the other cases described above pending in the United States District Court for the Northern District of Ohio. The named individual defendants are current and/or former officers, and in some cases, directors, of Goodyear. While Goodyear believes the claims are without merit and intends to vigorously defend these lawsuits, it is unable to predict the outcome of these actions.

     Reference is made to the 2002 Form 10-K and the Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003 for additional discussion of legal proceedings.

ITEM 5. OTHER INFORMATION.

     Agreement with the United Steelworkers of America

     On September 15, 2003, the United Steelworkers of America (the “USWA”) and Goodyear announced the ratification of a new labor agreement. The agreement covers workers at fourteen tire and engineered products plants in the United States and contains provisions governing healthcare benefits, pension service and wages. The agreement assigns protected plant status to twelve of the fourteen plants and permits a thirteenth plant to achieve protected status if certain productivity goals are met. A protected plant cannot be closed during the duration of the agreement and Goodyear is generally required to maintain current level of capital expenditures at these plants. The agreement also gives Goodyear the option to reduce the hourly workforce at protected plants by 15% compared to August 2003 staffing levels.

     Under the agreement, the USWA has the right to nominate an individual for a seat on Goodyear’s Board of Directors. Goodyear has also agreed to remain neutral should the USWA attempt to organize one of Goodyear’s non-union facilities. Goodyear must also require a buyer of any of Goodyear’s plants to negotiate a labor agreement as a precondition of the sale.

     Pursuant to the agreement, Goodyear has committed to issue or place at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. If Goodyear does not meet this commitment, the USWA may file a grievance and strike. In the event of a strike, Goodyear’s financial position, results of operations and liquidity could be materially adversely affected. Goodyear has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005 with loans or securities having a term of at least three years. If Goodyear fails to meet this refinancing commitment, the USWA would have the right to strike and Goodyear would be required to pay each covered union employee (approximately 15,300 as of September 30, 2003) $1,000 and each covered union retiree (approximately 13,800 as of September 30, 2003) $500. Finally, Goodyear committed to remain in compliance with any of the Interest Expense Coverage Ratio, Consolidated Net Worth, and Senior Secured Indebtedness Ratio covenants in its U.S. revolving credit facility. If Goodyear fails to remain in compliance with these covenants, it has agreed to use its best efforts to seek a substantial private equity investment. Such investment would be expected to provide the investor with significant influence in the management and direction of Goodyear.

     Closure of Huntsville, Alabama Facility

     On October 6, 2003, Goodyear announced plans to close its Huntsville, Alabama tire manufacturing facility by December 5, 2003. The closing will affect approximately 1,100 associates at the facility. In the fourth quarter of 2003, Goodyear expects to record rationalization charges of approximately $155 million and an accelerated depreciation charge of approximately $100 million in connection with the closing. Goodyear estimates the total cash payments in connection with the closing will be approximately $85 million, $65 million of which will be expended over the next three years. Goodyear anticipates that the closing of the facility will result in annualized savings of approximately $100 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were furnished by The Goodyear Tire & Rubber Company to the Securities and Exchange Commission during the quarter ended September 30, 2003:

     Form 8-K, dated July 30, 2003 (Items 7 and 12)*

* The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: November 19, 2003	By	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2003

INDEX OF EXHIBITS

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

3	ARTICLES OF INCORPORTATION AND BY-LAWS

(a) Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company (“Goodyear”), dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of Goodyear dated June 4, 1996, three documents comprising Goodyear’s Articles of Incorporation as amended (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786)

(b) Code of Regulations of Goodyear, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A. as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786)

(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

4	(c) Conformed copy of $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders Named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927)

(d) Conformed copy of $645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927)

(e) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxemburg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927)

(f) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927)

(g) Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927)

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

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

31	302 CERTIFICATIONS

	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

*	Pursuant to Item 601 of Regulation S-K.

EXHIBIT		EXHIBIT
Table Item No. *	Description of Exhibit	Number

32	906 CERTIFICATIONS

	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32

*	Pursuant to Item 601 of Regulation S-K.
**	Certification not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.