Form 10-K
period 2003-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-05-19
CIK 42582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 1-1927

THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0253240 (I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio (Address of principal executive offices)	44316-0001 (Zip Code)

Registrant’s telephone number, including area code: (330) 796-2121

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, Without Par Value	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                         No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑                         No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock as of the closing of trading on June 30, 2003, was approximately $970,120,000.

Shares of Common Stock, Without Par Value, outstanding at April 30, 2004:

175,339,715

DOCUMENTS INCORPORATED BY REFERENCE:

      None

PART I.
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A. CONTROLS AND PROCEDURES.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO FINANCIAL STATEMENT SCHEDULES
EX-4.1 AMENDMENT #1 TO RIGHTS AGREEMENT - 3/1/04
EX-4.2 1ST AMEND-AMEND&RESTD REV CRED AGRE 2/19/04
EX-4.3 2ND AMEND-AMEND&RESTD REV CRED AGRE 4/16/04
EX-4.4 1ST AMENDMENT - TERM LOAN AGREEMENT 2/19/04
EX-4.5 1STAMEND-TERMLOANAGREE-DUNLOPTIRES 2/19/04
EX-4.6 2NDAMEND-TERMLOANAGREE-DUNLOPTIRES 4/16/04
EX-4.7 1STAMEND-TERMLOANAGREE-JPMORGAN 2/19/04
EX-4.8 AMENDED RESTD TERM LOAN AGRMT&REV CRED AGRE
EX-4.9 1STAMENDRESTATETERMAGR&REVCREAGR 4/16/04
EX-4.10 MASTERGUARANTEEDANDCOLLATERALAGREE 3/31/03
EX-4.11 INDENTURE - DATED MARCH 12, 2004
EX-4.12 NOTE PURCHASE AGRMT-DATED MARCH 12, 2004
EX-4.13 REGISTRATION RIGHTS AGRMT-DATED 3/12/04
EX-4.14 COLLATERAL AGREEMENT - MARCH 12, 2004
EX-4.15 LIENSUBORDINATIONINTERCREDITORAGRE 3/12/04
EX-10.1 EXECUTIVE PERFORMANCE PLAN-EFF 1/1/04
EX-10.2 ROBERT KEEGAN EMPLOYMT AGRMT 2/3/04
EX-10.3 GRANT AGREE. PERFORMANCE EQTY PLN UNT GRNT
EX-10.4 STOCK OPTION GRANT AGREEMENT
EX-12 COMPUTATION OF EARNINGS TO FIXED CHARGES
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
CONSENT OF INDEPENDENT ACCOUNTANTS
EX-24.1 POWER OF ATTORNEY
EX-31.1 CEO CERTIFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 906 CERT.
EX-99.1 INFORMATION REGRDG THE DIRECTORS OF THE CO
EX-99.2 EXECUTIVE COMPENSATION INFORMATION
EX-99.3 BENEFICIAL OWNERSHIP OF COMMON STOCK
EX-99.4 PRINCIPAL ACCOUNTANT FEES AND SERVICES

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

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

      Goodyear is one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Goodyear’s 2003 net sales were $15.12 billion and its net loss for 2003 was $802.1 million.

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

AVAILABLE INFORMATION

We make available free of charge on our website, http://www.goodyear.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission (the “SEC”). The information on our website is not a part of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Restatement of Financial Statements and Audit Committee and SEC Investigations. In October 2003, our management and Audit Committee determined that it was appropriate to restate our previously issued financial statements to record adjustments resulting from various accounting matters, primarily related to account reconciliations, along with adjustments in our Chemical Products segment and tax adjustments. When improper accounting issues were identified in our overseas operations and in our administration of workers’ compensation claims, these matters were also included in the restatement, along with adjustments primarily resulting from additional account reconciliations and discount rate adjustments relating to certain employee benefit programs. These financial statements have been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. The Company’s 2003 and 2002 quarterly financial information also has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. The restatement also affects periods prior to 2001. As a result of the restatement, the Company identified adjustments through the current date that were required to be recorded which reduced previously reported net income by a total of $280.8 million. For additional information on the restatement, see Note 2 of the Notes to Financial Statements.

      In October 2003, the Audit Committee launched an internal investigation into the account reconciliation issues that led to the restatement. In December 2003, the Audit Committee began an investigation of improper accounting in our European operations. This investigation was subsequently expanded into other locations of our overseas operations. On March 9, 2004, we announced that we had taken disciplinary actions including separation of several senior managers and reprimand of other personnel in our European Union operation and streamlined our organizational structure in response to the investigation of improper accounting. The Audit Committee initiated additional investigations in April 2004 into improper accounting related to the administration of workers’ compensation claims and the valuation of real estate received in payment of trade accounts receivable in Chile. Additional disciplinary actions, including separation and reprimand of senior managerial personnel, have been taken in response to these investigations.

      On October 22, 2003, we announced that we would restate our financial results for the years ended 1998 through 2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised us that it had initiated an informal inquiry into the facts and circumstances related to the restatement. On February 5, 2004, the SEC advised us that it had approved the issuance of a formal order of investigation. The order authorizes an investigation into possible violations of the securities laws related to the restatement and previous public filings. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time.

      The Company will restate the quarterly periods ended March 31, 2003; June 30, 2003; and September 30, 2003 on Forms 10-Q/ A to be filed as expeditiously as possible following the filing of the Form 10-Q for the quarterly period ended March 31, 2004.

Recent Financing Activities. On February 23, 2004, we completed the addition of a $650 million tranche to our $1.30 billion Senior Secured Asset-Backed Facility. Approximately $335 million of the proceeds of the new tranche was used to partially pay down our U.S. term facility. On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining amount outstanding under our U.S. term facility, to permanently reduce our commitment under our U.S. revolving credit facility by $70 million and for general corporate purposes. In connection with these financing activities, each of our restructured credit facilities was amended on February 19, 2004, principally to permit additional financings.

Late Form 10-Q Filing and Bank Amendments. On May 11, 2004, we announced that we would not file our first quarter 2004 Form 10-Q by May 30, as required in our loan agreements, and that we would initiate discussions with our lenders to extend the deadline for filing by 30 days. While we do not expect to need to access the facilities during this 30-day period, in the absence of an extension, we would not be able to access them. If we do not obtain an extension, we would still have until June 30 to file our Form 10-Q and regain access, but if we do not file our Form 10-Q by then, there could be an event of default under the loan agreements and thereafter under other debt instruments.

      On May 18, 2004, we obtained an amendment from our European credit facility lenders to allow until June 4, 2004 for delivery to our lenders of the 2003 audited financial statements for our Goodyear Dunlop Tires Europe B.V. joint venture. These financial statements, which have historically been completed after our Form 10-K was filed, were previously required to be delivered by May 19, 2004. We must complete these financial statements by June 4, 2004 in order to avoid defaults under our principal credit facilities.

Product Launch. On February 6, 2004, we launched our new line of Assurance™ passenger tires. The Goodyear Assurance featuring ComforTred Technology™ is a premium auto tire that promises a quiet ride and high comfort, a choice for drivers of premium luxury vehicles. Assurance featuring TripleTred Technology™ features all weather performance through three unique tread zones – Water Zone, Ice Zone and Dry Zone, and is intended for broad market appeal. In February 2004, we also launched two new lines of high performance summer passenger tires in Europe: Goodyear HydraGrip™, specially developed for rainy and wet weather conditions featuring DynamicDrain TRED technology; and Dunlop Sport Maxx™, a tire with outstanding dry handling capability featuring Multi Radius Tread technology.

Completion of Purchase of Sava Tires and Dackia. On April 7, 2004, we announced that we had exercised our right to acquire the remainder of Sava Tires d.o.o., a joint venture tire manufacturing company in Kranj, Slovenia. We plan to complete the purchase of the remaining 20% of Sava Tires owned by Sava d.d. for approximately $52 million in June 2004. We acquired our original 60% stake in the joint venture in 1998 and purchased an additional 20% share in 2002. Our stake in Sava Tires is held by our 75 percent-owned Goodyear Dunlop Tires Europe affiliate. On April 16, 2004, we announced that we will purchase the remaining 50% of Dackia, one of Sweden’s major retail tire groups for approximately $10 million. We plan to complete the transaction in June 2004.

Early Termination of the Rights Plan. On February 3, 2004, we announced that our Board of Directors voted to amend Goodyear’s shareholder rights plan to accelerate its expiration date from July 29, 2006 to June 1, 2004. This effectively terminates the shareholder rights plan on June 1. The Board also instituted a policy with respect to the adoption of a rights plan in the future. This policy is contained in our Corporate Governance Guidelines, which may be viewed on our website at http://www.goodyear.com/investor/governance.html. Please note, however, that information contained on our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our external auditors and take other actions in time to meet the March 1, 2005 deadline for complying with Section 404 of the Sarbanes-Oxley Act of 2002;
•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;
•	we must complete and deliver to our lenders the financial statements for our Goodyear Dunlop Tires B.V. joint venture by June 4, 2004 in order to avoid defaults under our principal credit facilities;
•	we have not yet filed our Form 10-Q for the first quarter of 2004, if we do not file it by June 30, 2004 there could be an event of default under our principal credit facilities;
•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;
•	we have experienced significant losses in 2001, 2002 and 2003. We cannot assure you that we will be able to achieve future profitability. Our future profitability is dependent upon our ability to successfully implement our turnaround strategy for our North American Tire segment and our previously announced rationalization actions;
•	we face significant global competition, including increasingly from lower cost manufacturers, and our market share could decline;
•	our secured credit facilities limit the amount of capital expenditures that we may make;
•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;
•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;
•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty and the United Steelworkers of America currently has the right to strike after going through a grievance process;

•	decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and underfunding levels. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;
•	our long-term ability to meet current obligations and to repay maturing indebtedness, including long-term debt maturing in 2005 and 2006 of approximately $1,343 million and $1,481 million, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;
•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;
•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;
•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;
•	if we fail to manage healthcare costs successfully, our financial results may be materially adversely affected;
•	we may incur significant costs in connection with product liability and other tort claims;
•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;
•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;
•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;
•	our international operations have certain risks that may materially adversely affect our operating results;
•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);
•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and
•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

      It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

DESCRIPTION OF GOODYEAR’S BUSINESS

GENERAL SEGMENT INFORMATION

Goodyear’s operating segments are North American Tire; European Union Tire; Eastern Europe, Africa and Middle East Tire (“EEAME Tire”); Latin American Tire and Asia Tire (collectively, the “Tire Segments”); Engineered Products and Chemical Products.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information relating to our operating “segments” for the three year period ended December 31, 2003 appears in Note 18 of the Notes to Financial Statements, and is incorporated herein by reference.

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

      The principal products of the Tire Segments are new tires for most applications. Approximately 78.3% of our consolidated sales in 2003 were new tire sales (77.5% (as restated) in 2002 and 76.9% (as restated) in 2001). The percentages of each Tire Segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,

		Restated

Sales of New Tires By	2003	2002	2001

North American Tire	86.3%	86.2%	87.1%
European Union Tire	89.2%	85.6%	83.4%
EEAME Tire	94.1%	91.8%	91.6%
Latin American Tire	91.1%	90.6%	90.5%
Asia Tire	97.7%	97.2%	97.1%

Each Tire Segment exports tires to other Tire Segments. The financial results of each Tire Segment exclude sales, but include operating income from tires sold to other Tire Segments and include sales and operating income derived from the sale of tires imported from other Tire Segments. Sales to unaffiliated customers are attributed to the segment that makes the sale to the unaffiliated customer.

      Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
North American Tire	101.2	103.9	112.0
European Union Tire	62.2	61.5	61.1
EEAME Tire	17.9	16.1	14.0
Latin American Tire	18.7	19.9	20.0
Asia Tire	13.5	12.9	12.2

Goodyear worldwide	213.5	214.3	219.3

Our worldwide tire unit sales in the replacement and OE markets during the periods indicated were:

GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	150.6	147.7	155.2
OE tire units	62.9	66.6	64.1

Goodyear worldwide tire units	213.5	214.3	219.3

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, Goodyear has two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper Tire, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

      Goodyear competes with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. Goodyear-brand and Dunlop-brand tires enjoy a high recognition factor and have a reputation for performance, quality and value. Kelly-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by Goodyear, and tires manufactured and sold by Goodyear to private brand customers, compete primarily on the basis of value and price.

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

Global Alliance. In 1999, Goodyear entered into a global alliance with Sumitomo Rubber Industries, Ltd. (“Sumitomo”). Under the global alliance agreements, Goodyear acquired 75%, and Sumitomo owned 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of Sumitomo’s tire businesses in Europe and most of Goodyear’s tire businesses in western Europe.

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

NORTH AMERICAN TIRE

Goodyear’s largest segment, the North American tire business (North American Tire), develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in ten plants in the United States and three plants in Canada. Certain Dunlop-brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd., which is 75% owned by Goodyear and 25% owned by Sumitomo.

Tires. North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, farm implements, earthmoving equipment, commercial and military aircraft and industrial equipment and for various other applications.

      Goodyear-brand radial passenger tire lines sold in North America include Assurance™ with ComforTred Technology™ for the luxury market, Assurance™ with TripleTred Technology™ with broad market appeal, Eagle® high performance and run-flat extended mobility technology (EMT) tires. Dunlop-brand radial passenger tire lines sold in North America include SP Sport® performance tires. The major lines of Goodyear-brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler® and Fortera®. Goodyear also offers Dunlop-brand radials for light trucks such as the Rover™ and Grandtrek® lines. North American Tire also manufactures and sells several lines of Kelly-brand, other house brands and several lines of private brand radial passenger tires in the United States and Canada.

      A full line of Goodyear-brand all-steel cord and belt construction radial medium truck tires, the Unisteel® series, for various applications, including line haul highway use and off-road service are manufactured and sold. In addition, various lines of Dunlop-brand, Kelly-brand, other house and private brand radial truck tires are sold in the United States and Canadian replacement markets.

Related Products and Services. North American Tire also:

•	retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers.

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aircraft.

•	manufactures rubber track for agricultural and construction equipment.

•	provides automotive maintenance and repair services at approximately 778 retail outlets.

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers.

•	provides miscellaneous other products and services.

Market and Other Information

Tire unit sales in the replacement and OE markets in the United States and Canada during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	68.6	69.8	79.7
OE tire units	32.6	34.1	32.3

Total tire units	101.2	103.9	112.0

We are a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks, farm and construction equipment and aircraft that have production facilities located in North America.

      Goodyear-brand, Dunlop-brand and Kelly-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal channel for Goodyear-brand tires is a large network of independent dealers. Goodyear-brand, Dunlop-brand and Kelly-brand tires are also sold to numerous national and regional retail marketing firms in the United States. North American Tire also operates approximately 967 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of house brand tires and private and associate brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.

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

EUROPEAN UNION TIRE

Our second largest Tire Segment, European Union Tire, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in western Europe, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in plants located in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear. European Union Tire:

•	manufactures and sells Goodyear-brand, Dunlop-brand and Fulda-brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires.
•	sells Debica-brand and Sava-brand passenger, truck and farm tires manufactured by the EEAME Tire Segment.
•	sells new, and manufactures and sells retreaded, aircraft tires.
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers.
•	offers automotive repair services at retail outlets in which it owns a controlling interest.
•	provides miscellaneous related products and services.

Markets and Other Information

European Union Tire distributes and sells tires throughout western Europe. Tire unit sales to OE customers and in the replacement markets served by European Union Tire were:

EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	43.8	41.2	41.5
OE tire units	18.4	20.3	19.6

Total tire units	62.2	61.5	61.1

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

      Goodyear-brand and Dunlop-brand tires are sold in the several replacement markets served by European Union Tire through various channels of distribution, principally independent multi-brand tire dealers. In some markets, Goodyear-brand tires, as well as Dunlop-brand, Fulda-brand, Debica-brand and Sava-brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 365 are owned by Goodyear.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE

Our Eastern Europe, Africa and Middle East Tire Segment (“EEAME Tire”) manufactures and sells passenger, truck, farm, bicycle and construction equipment tires in eastern Europe, Africa and the Middle East. EEAME Tire manufactures tires in Poland, Slovenia, Turkey, Morocco and South Africa. EEAME Tire:

•	maintains sales operations in most countries in eastern Europe (including Russia), Africa and the Middle East.
•	exports tires for sale in western Europe, North America and other regions of the world.
•	provides related products and services in certain markets.
•	manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand, Sava-brand and Fulda-brand tires and sells Dunlop-brand tires manufactured by European Union Tire.
•	sells new and retreaded aircraft tires.
•	provides various retreading and related services for truck and heavy equipment tires.
•	sells automotive parts and accessories.
•	provides automotive repair services.

Markets and Other Information

EEAME Tire distributes and sells tires to all classes of customers in most countries in eastern Europe, Africa and the Middle East.

      Tire unit sales by EEAME Tire to OE customers and in the several replacement markets served were:

EEAME TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	14.8	13.3	11.2
OE tire units	3.1	2.8	2.8

Total tire units	17.9	16.1	14.0

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

      Goodyear-brand tires are sold by EEAME Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In South Africa and sub-Saharan Africa, tires are also sold through a retail chain of approximately 180 retail stores operated by Goodyear. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers.

LATIN AMERICAN TIRE

Our Latin American Tire Business Segment manufactures and sells automobile, truck and farm tires throughout Central and South America (“Latin America”), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services. Latin American Tire manufactures tires in Brazil, Chile, Colombia, Guatemala (closed in the first quarter of 2004), Peru and Venezuela.

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

      Tire unit sales by Latin American Tire to OE customers and in the replacement markets served were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	14.3	14.2	14.0
OE tire units	4.4	5.7	6.0

Total tire units	18.7	19.9	20.0

ASIA TIRE

Our tire business in Asia manufactures and sells tires for automobiles, light and medium trucks, farm and construction equipment and aircraft throughout the Asia and Pacific markets. Asia Tire manufactures tires in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and Thailand. Asia Tire also retreads aircraft tires and provides miscellaneous other products and services.

Markets and Other Information

The number of tires sold by Asia Tire in the replacement markets and to OE customers during the periods indicated were:

ASIA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
Replacement tire units	9.1	9.2	8.8
OE tire units	4.4	3.7	3.4

Total tire units	13.5	12.9	12.2

Asia Tire information does not include the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT is the largest tire manufacturer in Australia and New Zealand, with two tire manufacturing plants and 17 retread plants. SPT sells Goodyear-brand, Dunlop-brand and other house and private brand tires through its chain of 423 retail stores, commercial tire centers and independent dealers. For more information regarding SPT, see Note 18 of the Notes to Financial Statements.

ENGINEERED PRODUCTS

Our Engineered Products Segment develops, manufactures, distributes and sells numerous rubber and thermoplastic products worldwide. The products and services offered by Engineered Products include:

•	belts and hoses for motor vehicles.
•	conveyor and power transmission belts.
•	air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications.
•	anti-vibration products.
•	tank tracks.
•	miscellaneous products and services.

      Engineered Products manufactures products at eight plants in the United States and 20 plants in Australia, Brazil, Canada, Chile, China, France, Mexico, Slovenia, South Africa and Venezuela.

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

CHEMICAL PRODUCTS

Our Chemical Products Segment develops, manufactures, distributes and sells synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plastic processing, and other chemical products. Sales are both to Goodyear and other customers. Chemical Products owns and operates four manufacturing facilities, a natural rubber plantation and processing facility in Indonesia and conducts natural rubber purchasing operations. We are exploring the sale of our Chemical business, or portions thereof, to both enhance our financial flexibility and focus future investments on our core business.

      Approximately 63% of the total pounds of synthetic materials sold by our Chemical Products Segment in 2003 were to our other segments. All production is in the United States.

Markets and Other Information

All of the natural rubber produced by Goodyear’s plantation and processing facility is used by Goodyear. Most external sales of natural rubber and other chemical products are made directly to manufacturers of various products.

      Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Goodyear. The principal competitors of Chemical Products include Bayer and Dow. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Goodyear believes the products offered by Chemical Products are generally considered to be high quality and competitive in price.

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

      We use nylon and polyester yarns, substantial quantities of which are processed in our textile mills. Significant quantities of steel wire are used for radial tires, a portion of which we produce. Other important raw materials used by Goodyear are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 2003, we anticipate the continued availability of all raw materials we will require during 2004, subject to spot shortages.

      Substantial quantities of hydrocarbon-based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

      In 2003, raw materials costs increased from 2002 levels. Raw materials costs are expected to increase during 2004 driven by increases in costs of oil and natural rubber. Prices for raw material and fuel may fluctuate significantly during 2004.

Patents and Trademarks

Goodyear owns approximately 2,400 product, process and equipment patents issued by the United States Patent Office and approximately 5,700 patents issued or granted in other countries around the world. Goodyear also has licenses under numerous patents of others. Goodyear also has approximately 550 applications for United States Patents pending and approximately 4,000 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any segment.

      Goodyear owns or controls and uses approximately 1,400 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” These trademarks are protected by approximately 9,500 registrations and 1,100 pending applications worldwide. While such trademarks as a group are important, the only trademarks we consider material to our business or to the business of any of our segments are those using the word “Goodyear,” which we believe are valid and most of which are of unlimited duration as long as they are adequately protected and appropriately used.

Backlog

Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of our segments or our businesses considered as a whole.

Research and Development

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,

		Restated

	2003	2002	2001
(In millions)
Research and development expenditures	$350.4	$385.8	$371.8

Employees

At December 31, 2003, Goodyear employed approximately 86,000 people throughout the world, including approximately 36,000 persons in the United States. Approximately 14,000 of our employees in the United States were covered by a master collective bargaining agreement, dated August 20, 2003, with the United Steelworkers of America, A.F.L.-C.I.O.-C.L.C. (“USWA”), which expires on July 20, 2006. In addition, approximately 1,000 of our employees in the United States were covered by other contracts with the USWA and various other unions. The major portion of Goodyear’s employees in Europe, Latin America and Asia are represented by unions.

Compliance with Environmental Regulations

Goodyear is subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $13 million during 2004 and approximately $16 million during 2005.

      In addition, we expended approximately $71 million during 2003 and expect to expend approximately $62 million during 2004 and $57 million during 2005, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

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

INFORMATION ABOUT INTERNATIONAL OPERATIONS

Goodyear engages in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in the United States and 27 other countries. Most of our international manufacturing operations relate to the production of tires. Several engineered rubber and certain other products are also manufactured in plants located outside the United States. Financial information relating to our geographic areas for the three year period ended December 31, 2003 appears in Note 18 of the Notes to Financial Statements, and is incorporated herein by reference.

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

Goodyear manufactures its products in 95 manufacturing facilities located around the world. There are 31 plants in the United States and 64 plants in 27 other countries.

NORTH AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) and operates 22 manufacturing facilities operated by North American Tire. These facilities have floor space aggregating approximately 23.5 million square feet and consist of:

•	13 tire plants (ten in the United States and three in Canada),
•	one steel tire wire cord plant,
•	one tire mold plant,
•	two textile mills,
•	three tread rubber plants, and
•	two aero retread plants.

      Goodyear also owns one tire plant in Huntsville, Alabama that was closed during 2003 and has floor space aggregating approximately 1.3 million square feet.

EUROPEAN UNION TIRE MANUFACTURING FACILITIES. European Union Tire owns and operates:

•	13 tire plants,
•	one tire fabric processing facility,
•	one steel tire wire cord plant,
•	one tire mold and tire manufacturing machines facility, and
•	two tire retread plants.

      These facilities have floor space aggregating approximately 13.0 million square feet.

EASTERN EUROPE, AFRICA AND MIDDLE EAST TIRE MANUFACTURING FACILITIES. Goodyear owns six tire plants operated by EEAME Tire. These facilities have floor space aggregating approximately 7.5 million square feet.

LATIN AMERICAN TIRE MANUFACTURING FACILITIES. Goodyear owns seven tire manufacturing plants operated by Latin American Tire, one of which (Guatemala) was closed in the first quarter of 2004. Goodyear also manufactures tread rubber and tire molds and operates a fabric processing facility in Brazil and manufactures batteries in Chile. The Latin American facilities have floor space aggregating approximately 6.0 million square feet.

ASIA TIRE MANUFACTURING FACILITIES. Goodyear owns nine tire plants operated by Asia Tire. These facilities have floor space aggregating approximately 4.8 million square feet.

ENGINEERED PRODUCTS MANUFACTURING FACILITIES. Goodyear owns (or leases with the right to purchase at a nominal price) 28 facilities at eight United States and 20 international locations operated by Engineered Products. These facilities have floor space aggregating approximately 6.0 million square feet. Certain facilities manufacture more than one group of products. The facilities include:

In the United States and Canada —	In Latin America —
• seven hose products plants	• two air springs plants
• three conveyor belting plants	• five hose products plants
• two molded rubber products plants	• three power transmission products plants
• two power transmission products plants	• two conveyor belting plants
• five mix centers	• one molded rubber products plant

In Europe —	In Asia —
• two air springs plants	• one conveyor belting plant
• one power transmission products plant	• one hose products plant

In Africa —
• one conveyor belting and power transmission products plant

      Goodyear also owns one tire fabric processing facility in Cartersville, Georgia that was closed during 2003 and has floor space aggregating approximately 0.6 million square feet.

CHEMICAL PRODUCTS MANUFACTURING FACILITIES. Goodyear owns four manufacturing facilities operated by Chemical Products. These facilities have floor space aggregating approximately 1.8 million square feet. The facilities are located in the United States and produce synthetic rubber and rubber latices, synthetic resins, and other organic chemical products.

PLANT UTILIZATION. Our worldwide tire capacity utilization rate was approximately 88% during 2003, compared to approximately 86% during 2002 and 89% during 2001. We expect to have production capacity sufficient to satisfy presently anticipated demand for our tires and other products for the foreseeable future.

OTHER FACILITIES. Goodyear also owns and operates a rubber plantation and rubber processing facility in Indonesia, four research and development facilities and technical centers, and six tire proving grounds. We also operate approximately 1,535 retail outlets for the sale of our tires to consumers, approximately 103 tire retreading facilities and approximately 220 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, see Note 9, “Properties and Plants,” and Note 10, “Leased Assets,” of the Notes to Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS.

Heatway Litigation and Proposed Settlement

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

      Goodyear is currently subject to 22 Entran II class actions and putative class actions in federal and state courts in Alaska, California, Colorado, New Jersey, New Mexico, New York, Massachusetts, Pennsylvania, South Dakota, Utah, Washington, Wisconsin and Wyoming and in Canada. These actions are:

     State Court Actions

•	Anderson, et al. v. Goodyear, et al. (Case No. 98CV439, District Court of Eagle County, Colorado).
•	Jane Bates, et al. v. Goodyear (Case No. D-0101-CV-2001-359, First Judicial District Court, Santa Fe County, New Mexico).
•	Crawford, et al. v. Goodyear (Case No. 001206, Superior Court, Philadelphia County, Pennsylvania).
•	Feldman v. Goodyear (Case No. 002790, Common Pleas Court, Philadelphia County, Pennsylvania).
•	McFarland et al. v. Goodyear (Case No. 03-1653, Circuit Court for the Second Judicial Circuit, Minnehaha County, South Dakota).
•	The Seth Peterson Cottage Conservancy, Inc. et al. v. Goodyear et al. (Case No. 03 CV 1399, Circuit Court, Dane County, Wisconsin).
•	James E. Simon v. Goodyear, et al. (Case No. BC294423, Superior Court of California, County of Los Angeles).

     Federal Court Actions

•	Bates, et al. v. Goodyear (Case No. 02-CV-0662A, United States District Court, Western District of New York).
•	Ditlow, et al. v. Goodyear (Case No. CV-03-5004, United States District Court, District of New Jersey).
•	Ronald J. Frank, et al. v. Goodyear (Case No. 02-CV-0985, United States District Court for the Northern District of New York).
•	Galanti, et al. v. Goodyear (Case No. 03-209, United States District Court, Southern District of New Jersey).
•	Glanville, et al. v. Goodyear (Case No. A03-018, United States District Court for the District of Alaska).
•	Huber, et al. v. Goodyear (Case No. CO 31290 C, United States District Court, Western District of Washington).
•	Mingalone et al. v. Goodyear (Case No. 03-3539, United States District Court, District of New Jersey).
•	Nye et al. v. Goodyear (Case No. 03-CV-1037, United States District Court, District of Wyoming).

•	Stephen Payne, et al. v. Goodyear (Case No. 01-10118-NG,United States District Court, District of Massachusetts).
•	Pena, et al. v. Goodyear (Case No. 02-0600147, United States District Court, Central Division of Utah).

     Canadian Actions

•	Shirley and David Ford v. Goodyear Canada Inc. and Goodyear (Case Number 03-CV-255653CP, Superior Court, Ontario, Canada).
•	Gary and Janis Kelman v. Goodyear and Goodyear Canada Inc., (Case No. 42665, Superior Court, Ontario, Canada).
•	Mona Lahaie v. Goodyear Canada Inc. and Goodyear (Case No. 0303 13282, District Court, Alberta, Canada).
•	Allen May v. Goodyear Canada Inc. and Goodyear (Case No. L 032196, Supreme Court of British Columbia).
•	Mike Myshack Management Ltd. v. Goodyear and Goodyear Canada Inc. (Case No. 0301-15976, Court of Queen’s Bench of Alberta, District of Calgary, Canada).

      In addition to the class actions and putative class actions, Goodyear is also a defendant in three cases involving homeowners in Colorado: Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado); Albers v. Goodyear (Case No. 04CV2100, District Court, Arapahoe County, Colorado); and Holmes v. Goodyear (Case No. 98CV268-A, District Court, Pitkin County, Colorado). These individual cases involve between one and 38 property owners. Holmes, a case involving one site, is scheduled to go to trial on June 7, 2004. The plaintiff in Holmes has opted out of the Proposed Settlement (as defined below). Goodyear has also been named as a third party defendant in a case pending in New Mexico, Zubchenok, et al. v. Quintana, et al. v. Goodyear (Case No. D101-CV-2003-01980, District Court, Santa Fe County, New Mexico). Two additional cases are on appeal following a verdict. In Goodyear v. Vista Resorts, Inc. (Case No. 02CA1690, Colorado Court of Appeals), an action involving five homesites, a trial was held in Colorado state court, and on February 28, 2002, a jury rendered a verdict in favor of plaintiffs in the aggregate amount of approximately $5.9 million, which damages were trebled under the Colorado Consumer Protection Act. The total damages awarded are approximately $22.7 million, including interest, attorney’s fees and costs. In another case in Colorado state court involving six sites, Sumerel et al. v. Goodyear et al. (Case No. 02CA1997, Colorado Court of Appeals), a judgment was entered against Goodyear in the amount of $1.3 million plus interest and costs. Also, in Loughridge v. Goodyear and Chiles Power Supply, Inc. (Case No. 98-B-1302, United States District Court for the District of Colorado), a case consolidating claims involving 36 Entran II sites, on June 19, 2003, a federal jury in Colorado awarded 34 homeowners aggregate damages of $8.2 million. The jury allocated 50% of the fault to Goodyear and 50% to Heatway, resulting in a judgment against Goodyear of approximately $4.1 million. On September 8, 2003, judgment was entered in Loughridge and an additional $5.7 million in prejudgment interest was awarded to the plaintiffs, all of which is allocated to Goodyear. Post-trial motions have been filed in Loughridge by all parties seeking modifications to the judgment. In addition, in Malek, et al. v. Goodyear (Case No. 02-B-1172, United States District Court for the District of Colorado), a case involving 25 homesites, on May 13, 2004, a federal jury awarded the plaintiffs aggregate damages of $8.1 million. The jury allocated 40% of the fault to Goodyear and 60% to Heatway resulting in a judgment against Goodyear of $3.2 million.

      On October 8, 2003, attorneys representing certain class members filed a proposed settlement (the “Proposed Settlement”) covering all pending Entran II actions in the United States and Canada except for the claims of persons arising from property they own or have owned in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Proposed Settlement was initiated through the filing of a national class action complaint in Galanti et al. v. Goodyear on October 6, 2003 and motion for preliminary approval of settlement filed October 8, 2003. On October 9, 2003, the judge in Galanti gave preliminary approval to the Proposed Settlement and conditionally certified the class. A national class has also been conditionally certified in Canada. On February 9, 2004, notice of the settlement was given to potential class members pursuant to a court approved notice plan. The Galanti court will conduct a fairness hearing to resolve any objections to final approval of the settlement. Class members who object to the settlement had the right to opt out until May 7, 2004. Class members participating in the Proposed Settlement will be required to release all claims against Goodyear relating in any way to damage caused by Entran II hose. The plaintiffs in Vista, Sumerel, Loughridge and Malek will not participate in the Proposed Settlement. Goodyear will continue to pursue appeals of Vista, Sumerel and Loughridge and will decide whether or not to appeal Malek when the final order of judgment is issued. Goodyear reserves the right to withdraw from the settlement if it determines in its sole discretion that an excessive number of persons have opted out of the settlement. The notice period, during which claimants could exercise their right to opt out, ended May 7, 2004. As of May 17, 2004, the Company had received notice that at least 525 potential sites had been opted out of the Proposed Settlement. The Company is currently assessing its options with respect to the Proposed Settlement and expects to decide shortly whether or not to withdraw from the Proposed Settlement.

      Under the Proposed Settlement, Goodyear will make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear will also make additional contingent payments of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear meets the following EBITDA targets: $1.2 billion in 2004 and $1.4 billion in each of 2005, 2006 and 2007. For purposes of the Proposed Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in the first subsequent year in which the following cumulative EBITDA targets are met: $2.6 billion in 2005, $4.0 billion in 2006 and $5.4 billion in 2007. Please see page 50 for the appropriate calculation of Consolidated EBITDA for the year ended December 31, 2003. The settlement fund will be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. The settlement agreement provides that if these insurance recoveries, plus any additional amounts that Goodyear elects to pay into the settlement fund, were less than $120 million by February 23, 2004, the plaintiffs may withdraw from the settlement. Since less than $120 million was paid into the settlement fund by February 23, 2004, the plaintiffs have the right, which has not yet been exercised, to withdraw from the settlement. No assurance can be given as to the Company’s ability to recover insurance proceeds sufficient to adequately fund the settlement.

      Goodyear remains subject to Payne et al. v. Goodyear, a class action in the United States District Court for the District of Massachusetts covering six northeastern states. The members of the class in Payne are owners of real property or improvements in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont in which Entran II hose was or is installed in a hydronic heating system. According to the plaintiffs in Payne, approximately 5 million feet of Entran II hose sold to Heatway was installed in these states. On October 24, 2003, at the request of the plaintiffs’ attorneys, the judge in Payne enjoined Goodyear from entering into a settlement that would affect the class certified in Payne. This injunction is currently under appeal by Goodyear. The Payne case is presently scheduled for trial commencing September 30, 2004.

      Goodyear is also subject to Anderson, et al. v. Goodyear, et al., a class action in state court in Colorado, and Jane Bates, et al. v. Goodyear, a class action in state court in New Mexico. Plaintiff attorneys in both Anderson and Bates filed motions seeking to exclude the Colorado and New Mexico state court plaintiffs from the Proposed Settlement. However, the judge in Galanti has issued an order enjoining the plaintiffs’ counsel in both Anderson and Bates from engaging in any activities that interfere with the settlement process. On March 2, 2004, the court in Galanti issued an order preventing the Anderson case from proceeding to trial during the settlement notice and opt-out period. The Anderson trial is now scheduled to begin on July 12, 2004.

      The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement, Goodyear’s ability to resolve claims not subject to any settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with

Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods.

SEC Investigation

On October 22, 2003, Goodyear announced that it would restate its financial results for the years ended 1998 through 2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised the Company that the SEC had initiated an informal inquiry into the facts and circumstances related to the restatement. On February 5, 2004, the SEC advised Goodyear that it had approved the issuance of a formal order of investigation. The order authorizes an investigation into possible violations of the securities laws related to the restatement and previous public filings. Goodyear is cooperating fully with the SEC and has provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time.

Securities Litigation

On October 23, 2003, following the announcement of the restatement, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of Ohio on behalf of purchasers of Goodyear common stock alleging violations of the federal securities laws. After that date, a total of 20 of these purported class actions were filed against Goodyear in that court. These lawsuits name as defendants several of the Company’s present or former officers and directors, including Goodyear’s current chief executive officer, Robert J. Keegan, and Goodyear’s current chief financial officer, Robert W. Tieken, and allege, among other things, that Goodyear and the other named defendants violated federal securities laws by artificially inflating and maintaining the market price of Goodyear’s securities. Since October 24, 2003, three derivative lawsuits have also been filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio and two similar derivative lawsuits originally filed in the Court of Common Pleas for Summit County, Ohio were removed to federal court. The derivative actions are against present and former directors, Goodyear’s present and former chief executive officers and Goodyear’s chief financial officer and allege, among other things, breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. The plaintiffs in the federal derivative actions also allege violations of Section 304 of the Sarbanes-Oxley Act of 2002, by certain of the named defendants. Finally, since October 27, 2003, at least 11 lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear asserting breach of fiduciary claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. The plaintiffs’ claims in these actions arise out of the same events and circumstances upon which the securities class actions and derivative actions are based. All of the above actions have been consolidated before the Honorable Judge John Adams in the United States District Court for the Northern District of Ohio. While Goodyear believes these claims are without merit and intends to vigorously defend them, it is unable to predict their outcome.

Asbestos Litigation

Goodyear is currently one of several (typically 50 to 80) defendants in civil actions involving approximately 114,800 claimants (as of December 31, 2003) relating to their alleged exposure to materials containing asbestos in products manufactured by Goodyear or asbestos materials at Goodyear facilities. These cases are pending in various state courts, including primarily courts in Florida, Maryland, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas and West Virginia, and in certain federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. Goodyear manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain Goodyear facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by Goodyear on defense and claim resolution during 2003 was approximately $29.6 million (before recovery of insurance proceeds). The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Load Range D and E Matters

On December 4, 2003, Goodyear entered into a conditional settlement agreement resolving a national class action with respect to allegedly defective Goodyear, Kelly and house brand load range E light truck and recreational vehicle tires. On December 5, 2003, the settlement was preliminarily approved by the court in Baugh et al. v. Goodyear, Civil Action No. 00-L-1154, Circuit Court of the Third Judicial Circuit, Madison County, Illinois (formerly styled Julie Harper et al. v. Goodyear et al.). The settlement received final approval at an April 28, 2004, fairness hearing. The settlement class includes persons who purchased load range E tires manufactured between January 1, 1992 and June 30, 2000. Notwithstanding the settlement, Goodyear maintains that the subject tires are not defective.

      Pursuant to the settlement, class members are eligible to receive benefits pursuant to an enhanced warranty program or a rebate program. Additionally, Goodyear has agreed to continue to provide consumer education regarding tire safety. Goodyear has also agreed to bear the costs associated with publishing notice to the class members and with the administration of the settlement. Subject to court approval, Goodyear will pay class counsel attorneys fees in the amount of $1.745 million plus interest. The class does not include, among others, persons who may have a claim for personal injury or damage to property, owners of 15 passenger vans notified under NHTSA campaign number 02X-001, or resellers of tires. Goodyear remains subject to a number of civil lawsuits related to death or injury involving allegedly defective Goodyear manufactured load range E light truck tires. The settlement does not include these actions. Actions related to alleged breaches of warranty or product defects relating to certain of Goodyear’s load range D light truck tires were dismissed in the fourth quarter of 2003.

DOE Facility Litigation

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

Orion Tire Litigation

On March 15, 1995, a civil action, Orion Tire Corporation, et al. v. Goodyear, et al. (Case No. SA CV 95-221), was filed in the United States District Court for the Central District of California, against the Company, Goodyear International Corporation, a subsidiary of the Company (“GIC”), and five individuals, including Samir G. Gibara, then Chairman of the Board and Chief Executive Officer of the Company, by Orion Tire Corporation (“Orion”), China Tire Holdings Limited (“China Tire”), and China Strategic Holdings Limited (“China Strategic”). The plaintiffs allege, among other things, that in connection with Goodyear’s 1994 acquisition of a 75% interest in a tire manufacturing facility in Dalian, People’s Republic of China (the “Dalian Facility”), the Company and GIC engaged in tortious interference with certain alleged contractual relationships of plaintiffs involving the Dalian Facility and committed trade libel and defamation by making oral defamatory and written libelous statements concerning the plaintiffs to various parties. On motions made by the Company, the District Court dismissed all individual defendants from the proceedings for lack of jurisdiction, dismissed all claims made by China Strategic and most of the claims made by Orion and China Tire, and, on August 12, 1999, entered an order dismissing the entire cause of action. The dismissal was reversed and vacated in part by the United States Court of Appeals for the Ninth Circuit. On June 28, 2002, China Tire and Orion filed a second amended complaint, which was dismissed by the District Court on January 13, 2003.

      In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Goodyear at December 31, 2003, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding the Company’s legal proceedings, see Note 20, “Commitments and Contingent Liabilities” of the Notes to Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive officers of the Company at May 19, 2004, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	56
Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of the Company on October 3, 2000, and President and Chief Executive Officer of the Company effective January 1, 2003. Effective June 30, 2003, he became Chairman. He is the principal executive officer of the Company. Prior to joining Goodyear, Mr. Keegan held various marketing, finance and managerial positions at Eastman Kodak Company from 1972 through September 2000, including Vice President from July 1997 to October 1998, Senior Vice President from October 1998 to July 2000 and Executive Vice President from July 2000 to September 2000. Mr. Keegan is a Class II director.

Name	Position(s) Held	Age

Jonathan D. Rich	President, North American Tire	48
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

Michael J. Roney	President, European Union Region	49
Mr. Roney served in various international financial, sales and managerial posts until September 1, 1998, when he was appointed Vice President for the Asia Region, in which capacity he was responsible for Goodyear’s tire operations in the Asia, Australia and western Pacific region. On December 1, 1998, Mr. Roney was appointed President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly-owned subsidiary operating in Mexico. Effective July 1, 1999, Mr. Roney was appointed, and on August 3, 1999 he was elected, President, Eastern Europe, Africa and Middle East, serving as the executive officer responsible for Goodyear’s tire operations in Eastern Europe, Africa and the Middle East. Mr. Roney was elected President, European Union Region on May 7, 2001. Mr. Roney is the executive officer responsible for Goodyear’s tire operations in western Europe. Goodyear employee since 1981.

Jarro F. Kaplan	President, Eastern Europe, Africa and Middle East Region	57
Mr. Kaplan served in various development and sales and marketing managerial posts until he was appointed Managing Director of Goodyear Turkey in 1993 and thereafter Managing Director of Goodyear Great Britain Limited in 1996. He was appointed Managing Director of Deutsche Goodyear in 1999. On May 7, 2001, Mr. Kaplan was elected President, Eastern Europe, Africa and Middle East and is the executive officer responsible for Goodyear’s tire operations in Eastern Europe, Africa and the Middle East. Goodyear employee since 1969.

Eduardo A. Fortunato	President, Latin America Region	50
Mr. Fortunato served in various international managerial, sales and marketing posts with Goodyear until he was elected President and Managing Director of Goodyear Brazil in 2000. On November 4, 2003, Mr. Fortunato was elected President, Latin America Region. Mr. Fortunato is the executive officer responsible for Goodyear’s tire operations in Mexico, Central America and South America. Goodyear employee since 1975.

Hugh D. Pace	President, Asia Region	52
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

Timothy R. Toppen	President, Engineered Products	49
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

Name	Position(s) Held	Age

Marland J. Copeland	President, Chemical Division	42
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

Lawrence D. Mason	President, North American Tire Consumer Business	43
Mr. Mason joined Goodyear on October 7, 2003 and was elected President, North American Tire Consumer Business effective October 13, 2003. Mr. Mason is the executive officer responsible for the business activities of Goodyear’s tire consumer business in North America. Prior to joining Goodyear, Mr. Mason was employed by Huhtamaki-Americas as Division President of North American Foodservice and Retail Consumer Products from 2002 to 2003. From 1983 to 2001, Mr. Mason served in various sales and managerial posts with The Procter & Gamble Company.

Robert W. Tieken	Executive Vice President and Chief Financial Officer	65
Mr. Tieken joined Goodyear on May 3, 1994, when he was elected an Executive Vice President and the Chief Financial Officer of the Company. Mr. Tieken is the principal financial officer of the Company.

Joseph M. Gingo	Executive Vice President, Quality Systems and Chief Technical Officer	59
Mr. Gingo served in various research and development and managerial posts until November 5, 1996, when he was elected a Vice President, responsible for Goodyear’s operations in Asia, Australia and the western Pacific. On September 1, 1998, Mr. Gingo was placed on special assignment with the office of the Chairman of the Board. From December 1, 1998 to June 30, 1999, Mr. Gingo served as the Vice President responsible for Goodyear’s worldwide Engineered Products operations. Effective July 1, 1999 to June 1, 2003, Mr. Gingo served as Senior Vice President, Technology and Global Products Planning. On June 2, 2003, Mr. Gingo was elected Executive Vice President, Quality Systems and Chief Technical Officer. Mr. Gingo is the executive officer responsible for Goodyear’s research and tire technology development and product planning operations worldwide. Goodyear employee since 1966.

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	61
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

Charles L. Sinclair	Senior Vice President, Global Communications	52
Mr. Sinclair served in various public relations and communications positions until 2002, when he was named Vice President, Public Relations and Communications for North American Tire. Effective June 16, 2003, he was appointed, and on August 5, 2003, he was elected Senior Vice President, Global Communications. Mr. Sinclair is the executive officer responsible for Goodyear’s worldwide communications activities. Goodyear employee since 1984.

Christopher W. Clark	Senior Vice President, Global Sourcing	52
Mr. Clark served in various managerial and financial posts until October 1, 1996, when he was appointed managing director of P.T. Goodyear Indonesia Tbk, a subsidiary of Goodyear. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Produtos de Borracha Ltda, a subsidiary of Goodyear. On August 1, 2000, he was elected President, Latin America Region. On November 4, 2003, Mr. Clark was named Senior Vice President, Global Sourcing. Mr. Clark is the executive officer responsible for coordinating Goodyear’s supply activities worldwide. Goodyear employee since 1973.

Name	Position(s) Held	Age

Kathleen T. Geier	Senior Vice President, Human Resources	47
Ms. Geier served in various technology, managerial and human resources posts until July 1, 2002 when she was appointed and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities worldwide. Goodyear employee since 1978.

Richard J. Kramer	Senior Vice President, Strategic Planning and Restructuring	40
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President-Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Effective August 28, 2003 he was appointed, and on October 7, 2003 he was elected Senior Vice President, Strategic Planning and Restructuring. Mr. Kramer is the executive officer responsible for implementing Goodyear’s restructuring efforts worldwide. Prior to joining Goodyear, Mr. Kramer was an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Ricardo A. Navarro	Senior Vice President, Business Development and Integration	53
Mr. Navarro joined Goodyear on November 1, 2003 and was elected Senior Vice President, Business Development and Integration on February 3, 2004. Mr. Navarro is the executive officer responsible for Goodyear’s worldwide business development activities. Prior to joining Goodyear, Mr. Navarro was employed by Solectron Corp. from 2002 to 2003, where he was Senior Vice President of Corporate Development. Prior to joining Solectron, he held leadership positions with Honeywell from 1993 to 2002. Prior to 1993, Mr. Navarro held various positions with AlliedSignal, Citicorp, Bank of America, and Citibank, N.A.

Thomas A. Connell	Vice President and Controller	55
Mr. Connell joined Goodyear on September 1, 2003 and was elected Vice President and Controller on October 7, 2003. Mr. Connell serves as Goodyear’s principal accounting officer. Prior to joining Goodyear, Mr. Connell served in various financial positions with TRW Inc. from 1979 to June 2003, most recently as its vice president and corporate controller. From 1970 to 1979, Mr. Connell was an audit supervisor with the accounting firm of Ernst & Whinney.

Donald D. Harper	Vice President	57
Mr. Harper served in various organizational effectiveness and human resources posts until June 1996, when he was appointed Vice President of Human Resources Planning, Development and Change. Effective December 1, 2003, Mr. Harper has served as the Vice President, Human Resources, North America Shared Services. Mr. Harper was elected a Vice President effective December 1, 1998 and is the executive officer responsible for corporate human resources activities in North America. Goodyear employee since 1968.

William M. Hopkins	Vice President	59
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

Isabel H. Jasinowski	Vice President	55
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Governmental Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. Goodyear employee since 1981.

Name	Position(s) Held	Age

Gary A. Miller	Vice President	57
Mr. Miller served in various management and research and development posts until he was elected a Vice President effective November 1, 1992. Mr. Miller was elected Purchasing and Chief Procurement Officer in May 2003. He is the executive officer primarily responsible for Goodyear’s purchasing operations worldwide. Goodyear employee since 1967.

Darren R. Wells	Vice President and Treasurer	38
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

The principal market for Goodyear’s common stock is the New York Stock Exchange (Stock Exchange Symbol GT).

      Information relating to the high and low sale prices of shares of Goodyear’s common stock and the dividends paid on such shares during 2003 and 2002 appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report, at page 124, and is incorporated herein by reference. Certain of the Company’s credit agreements prohibit the Company from paying dividends on its common stock. At April 30, 2004, there were 28,443 record holders of the 175,339,715 shares of Goodyear’s common stock then outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,

		Restated

	2003	2002	2001	2000	1999
(In millions, except per share)
Net Sales	$15,119.0	$13,856.2	$14,162.5	$14,445.9	$13,324.3
Net Income (Loss)	$(802.1)	$(1,227.0)	$(254.1)	$51.3	$225.0

Per Share of Common Stock:
Net Income (Loss) — Basic	$(4.58)	$(7.35)	$(1.59)	$0.33	$1.43

Net Income (Loss) — Diluted	$(4.58)	$(7.35)	$(1.59)	$0.32	$1.42

Dividends Per Share	$—	$0.48	$1.02	$1.20	$1.20
Total Assets	15,005.5	13,038.7	13,768.6	13,576.7	13,248.8
Long Term Debt and Capital Leases	4,826.2	2,989.8	3,203.6	2,349.6	2,347.9
Shareholders’ Equity	(13.1)	255.4	2,627.8	3,454.3	3,729.2

Notes:

The information contained in the following notes has been restated. Refer to Note 2 to the financial statements for further information.

(1)	Information on the impact of the restatement follows:

	Year Ended December 31,

	2001	2001	2000	2000	1999	1999

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
(In millions, except per share)
Net Sales	$14,147.2	$14,162.5	$14,417.1	$14,445.9	$13,355.4	$13,324.3
Net Income (Loss)	$(203.6)	$(254.1)	$40.3	$51.3	$243.2	$225.0

Per Share of Common Stock:
Net Income (Loss) — Basic	$(1.27)	$(1.59)	$0.26	$0.33	$1.55	$1.43

Net Income (Loss) — Diluted	$(1.27)	$(1.59)	$0.25	$0.32	$1.53	$1.42

Dividends Per Share	$1.02	$1.02	$1.20	$1.20	$1.20	$1.20
Total Assets	13,783.4	13,768.6	13,568.0	13,576.7	13,278.1	13,248.8
Long Term Debt and Capital Leases	3,203.6	3,203.6	2,349.6	2,349.6	2,347.9	2,347.9
Shareholders’ Equity	2,864.0	2,627.8	3,503.0	3,454.3	3,792.6	3,729.2

As discussed in Note 2, restatement adjustments were classified as “Accounting Irregularities,” “Account Reconciliations,” “Out-of-Period,” “Discount Rate,” “Chemical Products Segment” and “Tax Adjustments.”

      The decrease in net income of $50.5 million in 2001 was principally the result of the timing of the recognition of manufacturing variances to reflect the actual cost of inventories of the Chemical Products Segment, the erroneous recording of cost of goods sold for the sale of inventory at Wingfoot Commercial Tire Systems, LLC, Accounting Irregularities adjustments and other Account Reconciliation adjustments. On November 1, 2000, Goodyear made a contribution, which included inventory, to Wingfoot Commercial Tire Systems, LLC, a consolidated subsidiary. On a consolidated basis, the inventory was valued at Goodyear’s historical cost. Upon the sale of the inventory, consolidated cost of goods sold was understated by $11 million. Additionally, inventory and fixed asset losses totaling $4.2 million were not expensed as incurred and were written off. The Chemical Products Segment adjustments were the result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment.

      For the restatement of 2001, pretax income was reduced by $12.8 million due to the impact of Account Reconciliations, $13.2 million due to Accounting Irregularities, $18.9 million due to Chemical Products Segment, $14.5 million due to Out-of-Period and $5.5 million due to Discount Rate. The tax effect of restatement adjustments was a benefit of $14.4 million.

      The increase in net income of $11.0 million in 2000 was principally the result of the Chemical Products Segment adjustments and the Account Reconciliation adjustments, primarily Interplant and Wingfoot Commercial Tire Systems, LLC.

      For the restatement of 2000, pretax income was reduced by $21.7 million due to the impact of Account Reconciliations. Pretax income increased by $19.1 million due to the impact of Chemical Products Segment, $14.5 million due to Discount Rate, $5.8 million due to Out-of-Period and $0.6 million due to Accounting Irregularities. The tax effect of restatement adjustments was an expense of $7.3 million.

      The decrease in net income of $18.2 million in 1999 was principally the result of the erroneous recording of accounts receivable, the improper deferral of manufacturing variances at one of the Company’s United States tire manufacturing plants in 1998 which was recorded in 1999 when it was discovered, and which was adjusted in the 1998 results in this restatement, and other Account Reconciliation adjustments. The adjustment to accounts receivable was attributable to amounts erroneously recorded in the Company’s general ledger. Goodyear had implemented certain modules of an ERP accounting system, which were not properly integrated with existing systems and resulted in an overstatement of sales and accounts receivable in the general ledger. However, billings to customers and cash collections were appropriate.

      For the restatement of 1999, pretax income was reduced by $38.0 million due to the impact of Account Reconciliations and $4.9 million due to Chemical Products Segment. Pretax income was increased by $13.1 million due to the impact of Accounting Irregularities and $6.4 million due to Out-of-Period. The tax effect of restatement adjustments was a benefit of $5.2 million.

(2)	See “Principles of Consolidation” at Note 1 (“Accounting Policies”) to the Financial Statements.

(3)	Net Loss in 2003 included net after-tax charges of $524.5 million, or $2.73 per share-diluted, for rationalizations, asset sales, general and product liability-discontinued products, accelerated depreciation, asset impairments, asset writeoffs, favorable settlement of prior year tax liability and rationalization costs at Goodyear’s SPT equity investment.

(4)	Net Loss in 2002 included net after-tax benefit of $14.3 million (as restated), or $0.09 per share-diluted (as restated) for rationalizations, asset sales, writeoff of a miscellaneous investment and a net rationalization reversal at Goodyear’s SPT equity investment. Net loss in 2002 also included a non-cash charge of $1.20 billion (as restated), or $6.86 per share-diluted (as restated), to establish a valuation allowance against its net federal and state deferred tax assets.

(5)	Net Loss in 2001 included net after-tax charges of $172.4 million (as restated), or $1.08 per share-diluted (as restated), for rationalizations, the sale of the Specialty Chemical Business and other asset sales, costs related to a tire replacement program and rationalization costs at Goodyear’s SPT equity investment.

(6)	Net Income in 2000 included a net after-tax charge of $62.0 million (as restated), or $0.39 per share-diluted (as restated), for rationalizations and asset sales, change in Goodyear’s domestic inventory costing method from LIFO to FIFO and rationalization costs at Goodyear’s SPT equity investment.

(7)	Net Income in 1999 included net after-tax benefit of $14.9 million (as restated), or $0.08 per share-diluted (as restated), resulting from the net after-tax gains of $154.8 million, or $0.97 per share-diluted, from the change in control of the businesses contributed by the Company to the Goodyear Dunlop joint venture in Europe and the sale of certain rubber chemical assets and net rationalization charges of $139.9 million after tax (as restated), or $0.89 per share-diluted (as restated).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognized brand names in the world. We have a broad global footprint with 95 manufacturing facilities in 28 countries. Our business is run through seven operating segments: North American Tire; European Union Tire; Eastern Europe, Africa and Middle East Tire; Latin America Tire; Asia Tire; Engineered Products; and Chemical Products.

      In each of the last three years we have experienced significant net losses. Our net losses for 2003, 2002 and 2001 were $802.1 million, $1,227.0 million (as restated and including a non-cash charge of $1.20 billion to establish a tax valuation allowance) and $254.1 million (as restated), respectively. Our results are highly dependent upon the results of our North American Tire segment, which accounted for approximately 45% of our consolidated net sales in 2003. In recent years, North American Tire results have been negatively impacted by several factors, including over-capacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers, a decline in market share and increases in medical and pension costs. In 2003, North American Tire has a segment operating loss of $128.7 million compared to a segment operating loss of $57.1 million (as restated) for 2002 and segment operating income of $100.9 million (as restated) for 2001. In our second largest segment, European Union Tire, we had segment operating income of $133.5 million, $100.2 million (as restated) and $44.2 million (as restated) in 2003, 2002 and 2001, respectively. Approximately 29% of the increase in segment operating income from 2002 to 2003 is attributable to the strength of the Euro. The segment operating income of our five other operating segments has remained strong and has increased each year since 2001.

      In addition to the disappointing results of our North American Tire segment, increases in raw material and energy costs have offset many of the benefits of the numerous cost reduction actions we have taken over the past year. In particular, in 2003, the price of one of our most important raw materials, natural rubber, increased approximately 36% and the cost of oil increased approximately 25% over the same period. We estimate that the rise in raw material costs increased our Cost of Goods Sold by approximately $335 million in 2003. We expect that the price of oil and natural rubber will continue to increase in 2004. Increased interest expense and financing fees also negatively impacted our results in 2003. Interest expense increased from $241.7 million (as restated) in 2002 to $296.3 million in 2003 primarily due to our refinancing efforts. Fees and expenses related to our refinancing efforts in 2003 totaled approximately $120 million, of which $45.6 million was charged against income in 2003. The amount charged against income in 2003 of $45.6 million included the writeoff of unamortized fees associated with the facilities that were replaced. Financing activities completed in the first quarter of 2004 will further increase our interest expense.

      A key indicator of our operating performance is market share, especially in our two largest regions, North America and western Europe. Listed below is our estimated market share in each of these two regions for our two primary tire markets: Original Equipment and Replacement.

	North		Western
	America		Europe
	Estimated		Estimated
	Market Share		Market Share

	2003	2002	2003	2002

Original Equipment	41.6%	41.3%	23.6%	25.5%
Replacement	25.6	26.2	23.8	23.2

The above percentages are estimates only and are based on a combination of industry publications and surveys and internal company surveys. In the North American replacement market, a significant increase in business in our dealer channel was not enough to offset a large loss in the lower margin private label market primarily due to aggressive competition by low cost foreign manufacturers. The North American original equipment market remained steady even as we became more selective in the fitments we pursued with vehicle manufacturers. In western Europe, the increase in the replacement market was due to the successful introduction of several new products and an increased focus on sales by product. The reduction in our share of the western European original equipment market is largely due to our strategy to be more selective in pursuing original equipment fitments.

      We refinanced most of our debt on April 1, 2003 with facilities that are secured by a substantial portion of our assets. While we completed additional debt refinancing in the first quarter of 2004, we must take additional actions, including accessing the capital markets or refinancing additional debt, to ensure that we have sufficient liquidity over the long term. For example, we have a number of obligations coming due over the next few years, including substantial required domestic pension plan obligations of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005. In addition, after taking into account the paydown of certain obligations in connection with our recent financing activities, we have an aggregate of $1,343 million and $1,481 million of long-term debt coming due in 2005 and 2006, respectively. We expect to meet our obligations as they come due through available cash and cash equivalents, internally generated funds and borrowings. While new financing may be available to us, access to such financing cannot be assured given the recent performance of our business, our current debt ratings and restrictions on our ability to pledge additional assets as security. Failure to obtain new financing could have a material adverse effect on our liquidity.

      Given these and other obligations, unanticipated events could significantly impact our liquidity. For example, although we have entered into a conditional settlement agreement to resolve a substantial portion of product liability claims relating to a rubber hose product we previously manufactured, unless this settlement is finalized, we will be subject to numerous claims, the resolution of which could have a material adverse effect on our results of operations, financial position and liquidity.

      During the third quarter of 2003, our management and our Audit Committee determined that it was appropriate to restate our previously issued financial results to record adjustments resulting from various accounting matters. The results of an investigation into potential accounting improprieties in our overseas operations led to an additional restatement. The impact of these restatements is described in Note 2 to our Financial Statements. We are currently subject to an SEC investigation into the facts and circumstances surrounding the restatement. We cannot predict the outcome of the investigation, and any adverse developments in connection with the investigation, including the initiation of an enforcement action, could be costly and could seriously harm our business.

RESULTS OF OPERATIONS

(All per share amounts are diluted)

CONSOLIDATED

Net sales in 2003 were $15.12 billion, compared to $13.86 billion (as restated) in 2002 and $14.16 billion (as restated) in 2001.

      A net loss of $802.1 million, $4.58 per share, was recorded in 2003. A net loss of $1.23 billion (as restated), $7.35 per share (as restated), was recorded in 2002, primarily resulting from a non-cash charge of $1.20 billion (as restated) to establish a valuation allowance against Goodyear’s net Federal and state deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A net loss of $254.1 million (as restated), $1.59 per share (as restated), was recorded in 2001.

Net Sales

	Year Ended December 31,

	2003	2002	2001
(In millions of tires)
North American Tire (U.S. and Canada)	68.6	69.8	79.7
International	82.0	77.9	75.5

Replacement tire units	150.6	147.7	155.2

North American Tire (U.S. and Canada)	32.6	34.1	32.3
International	30.3	32.5	31.8

OE tire units	62.9	66.6	64.1

Goodyear worldwide tire units	213.5	214.3	219.3

Goodyear’s worldwide tire unit sales decreased 0.3% in 2003 compared to 2002. North American Tire (U.S. and Canada) volume decreased 2.5% in 2003, while international unit sales increased 1.7%. Worldwide replacement unit sales increased 2.0% from 2002, due to increases in all regions except North American and Asia Tire. Original equipment unit sales decreased 5.6% in 2003, due to decreases in all regions except Eastern Europe, Africa and Middle East Tire and Asia Tire.

      Goodyear’s worldwide tire unit sales in 2002 decreased 2.3% compared to 2001. North American Tire (U.S. and Canada) volume decreased 7.2% in 2002, while international unit sales increased 2.9%. Worldwide replacement unit sales decreased 4.9% from 2001, due to decreases in North American Tire and European Union Tire. Original equipment unit sales increased 4.0% in 2002, due to increases in all regions except Latin American Tire and Eastern Europe, Africa and Middle East Tire. Unit sales in North American Tire in 2002 included approximately 500 thousand tires in connection with the Ford Motor Company (“Ford”) tire replacement program, compared to approximately 5 million in 2001.

      Revenues increased 9.1% in 2003 primarily due to favorable currency translation of approximately $737 million, largely related to the strong Euro. Favorable pricing and product mix in all business units, but primarily in Latin American Tire, Chemical Products and North American Tire, accounted for approximately $418 million of the increase in revenues. In Europe, strong replacement sales also had a favorable impact on 2003 net sales of approximately $104 million.

      Revenues (as restated) decreased 2.2% in 2002 compared to 2001 primarily due to lower tire unit volume of approximately $250 million, largely in North American Tire, and the negative impact of currency translation on international results of approximately $102 million (as restated), primarily in Latin American Tire. Revenues in 2002 were also negatively impacted as a result of the sale of the Specialty Chemical Business in the fourth quarter of 2001. The Specialty Chemical Business contributed approximately $127 million of sales in 2001. Revenues were favorably affected by tire pricing and product mix improvements, mainly in Latin American Tire, of approximately $167 million.

Cost of Goods Sold

Cost of goods sold (CGS) was 82.6% of sales in 2003, compared to 81.6% in 2002 and 82.5% in 2001. CGS in 2003 was adversely impacted by approximately $554 million due to currency movements, primarily in Europe, and by approximately $335 million in higher raw material costs, largely natural and synthetic rubber. CGS in 2003 was also unfavorably impacted by approximately $133 million related to accelerated depreciation charges, asset impairment charges and writeoffs, related to the 2003 rationalization actions. Changes in product mix of approximately $184 million, primarily in North American Tire and inflationary cost increases in Latin American Tire also negatively impacted 2003 CGS. Savings from rationalization programs of approximately $61 million, mainly European Union Tire and North American Tire, and the change in vacation policy described below of approximately $33 million favorably impacted 2003 CGS.

      CGS (as restated) in 2002 benefited by approximately $204 million from lower raw material costs and other purchasing savings. CGS also decreased by approximately $220 million (as restated) as a result of lower sales volume compared to 2001 and the impact of the sale of the Specialty Chemical Business, which contributed approximately $103 million of CGS in 2001. CGS benefited by approximately $82 million (as restated) due to currency movements, primarily in Brazil, Argentina and South Africa partially offset by unfavorable currency movements in European Union and by approximately $30 million due to lower transportation costs in North American Tire. Savings from rationalization programs of approximately $20 million also favorably impacted CGS in 2002. 2002 CGS increased approximately $238 million as a result of changes in product mix, mainly North American Tire and inflationary cost increases in Latin American Tire. CGS was unfavorably impacted by $10 million related to the closure of Penske Automotive Centers in 2002. Compared to 2001, CGS in 2002 was adversely affected by lower demand and approximately $76 million (as restated) in higher unit costs primarily resulting from significantly lower levels of plant utilization. In addition, 2001 CGS included a charge of $30 million for a proactive tire replacement program covering certain tires in service on 15-passenger vans and ambulances.

      Research and development expenses are included in CGS and were $350.4 million in 2003, compared to $385.8 million (as restated) in 2002 and $371.8 million (as restated) in 2001. Research and development expenditures in 2004 are expected to be approximately $369 million.

Selling, Administrative and General Expense

Selling, administrative and general expense (SAG) in 2003 was 15.7% of sales, compared to 15.9% in 2002 and 15.7% in 2001. SAG increased in 2003 primarily due to foreign currency translation, mainly the Euro, of approximately $132 million and higher wages and benefits of approximately $72 million. Also negatively impacting SAG was increased advertising expense, largely in European Union Tire and North American Tire, of approximately $29 million and increased corporate consulting fees of approximately $23 million. SAG was favorably impacted by rationalization programs of approximately $74 million and by the change in vacation policy described below of approximately $34 million.

      SAG (as restated) decreased in dollars in 2002 compared to 2001 primarily as a result of the absence of expenses for amortization of goodwill and intangible assets with indefinite useful lives of approximately $19 million due to Goodyear’s adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SAG also decreased as a result of the impact of the sale of the Specialty Chemical Business, which contributed approximately $12 million of SAG in 2001. In addition, reductions in media expense of approximately $31 million (as restated) (including advertising and administrative expenses), and reductions in computer related charges of approximately $20 million (as restated) also benefited SAG. SAG was adversely impacted by increased wage and benefit costs of approximately $60 million (as restated) in 2002 compared to 2001.

Other Financial Information

Net loss in 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $29.1 million before tax (as restated). In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002. For further information, refer to the note to the financial statements No. 7, Goodwill and Other Intangible Assets.

      During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. Effective April 20, 2003, the Company suspended the matching contribution portion of the savings plan for bargaining unit associates including those covered by Goodyear’s master contract with the United Steelworkers of America (“USWA”). Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company did not incur vacation expense for domestic salaried associates in 2003. Vacation expense was approximately $67 million lower in 2003 compared to 2002 due to this change in vacation policy.

Interest Expense

Interest expense in 2003 was $296.3 million, compared to $241.7 million (as restated) in 2002 and $297.1 million (as restated) in 2001. Interest expense increased in 2003 due to higher average debt outstanding. Interest expense decreased in 2002 compared to 2001 due to both lower average debt levels and lower interest rates.

Other (Income) and Expense

Other (income) and expense was $267.3 million in 2003, compared to $56.8 million (as restated) in 2002 and $40.8 million (as restated) in 2001. Other (income) and expense included accounts receivable sales fees, debt refinancing fees and commitment fees totaling $99.4 million, $48.4 million and $50.1 million in 2003, 2002 and 2001, respectively. The increase in 2003 in financing fees and financial instruments is due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities discussed below. Financing fees and financial instruments included $45.6 million in 2003 related to the new facilities. Refer to Note 11, Financing Arrangements and Derivative Financial Instruments, for further information about the restructuring and refinancing. Goodyear expects to incur additional financing fees in the future related to refinancings or capital market transactions.

      Other (income) and expense in 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) in the second quarter. 2003 included a loss of $11.6 million ($11.2 million after tax or $0.07 per share) on the sale of assets in the Engineered Products, North American Tire and European Union Tire Segments. 2003 also included a gain of $7.7 million ($6.4 million after tax or $0.04 per share) resulting from the sale of land in the Asia Tire Segment and assets in the Latin American and European Union Tire Segments.

      Other (income) and expense also includes General and product liability-discontinued products which includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims, primarily for a proposed settlement of such claims. Goodyear recorded net charges for General and product liability-discontinued products totaling approximately $145 million in 2003 which included recognition of a receivable of approximately $131 million from Goodyear’s insurance carriers. Refer to Note 20, Commitments and Contingent Liabilities, for further information about general and product liabilities.

      Other (income) and expense in 2002 included gains of $28.0 million (as restated) ($23.7 million after tax or $0.14 per share (as restated)) resulting from the sale of land and buildings in the Latin American Tire, Engineered Products and European Union Tire Segments. The writeoff of a miscellaneous investment of $4.1 million ($4.1 million after tax or $0.02 per share) was also included in Other (income) and expense in 2002.

      Other (income) and expense in 2001 included gains of $18.4 million (as restated) ($14.7 million after tax or $0.09 per share (as restated)) resulting from the sale of land and buildings in the European Union Tire Segment and $27.4 million ($16.9 million after tax or $0.10 per share) resulting from the sale of Goodyear’s Specialty Chemical Business.

      For further information, refer to the note to the financial statements as restated No. 4, Other (Income) and Expense.

Foreign Currency Exchange

Foreign currency exchange loss was $40.2 million in 2003, compared to a gain of $9.7 million (as restated) in 2002 and a loss of $10.0 million (as restated) in 2001. Foreign currency exchange in 2003 was adversely impacted by approximately $48 million due to currency movements on U.S. dollar denominated monetary items in Brazil and Chile. Foreign currency exchange in 2002 benefited by approximately $16 million from currency movements on U.S. dollar denominated monetary items in Brazil. A loss of approximately $8 million resulting from currency movements on U.S. dollar denominated monetary items in Argentina was also incurred in 2002.

Equity in (Earnings) Losses of Affiliates

Equity in (earnings) losses of affiliates was $12.1 million in 2003, compared to $13.2 million (as restated) and $39.7 million (as restated) in 2002 and 2001, respectively. Equity in (earnings) losses of affiliates improved in 2002 compared to 2001 due to the rationalization charges incurred in 2001 by South Pacific Tyres (SPT), an Australian tire manufacturer in which Goodyear owns a 50% equity interest. Goodyear’s share of a net rationalization credit recorded by SPT was $1.1 million ($1.1 million after tax or $0.01 per share) in 2002. Goodyear’s share of rationalization charges recorded by SPT in 2001 totaled $24.0 million ($24.0 million after tax or $0.15 per share).

Income Taxes

For 2003, Goodyear recorded tax expense of $112.2 million on a loss before income taxes and minority interest in net income of subsidiaries of $654.9 million. The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. In 2002, a non-cash charge of $1.20 billion (as restated) ($6.86 per share (as restated)) was recorded to establish the valuation allowance against the net Federal and state deferred tax assets. Goodyear had a tax benefit at an effective rate of 24.6% (as restated) for 2001.

      In 2002, Goodyear also determined that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly Goodyear recorded a provision of $50.2 million for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income.

      For further information, refer to the note to the financial statements No. 14, Income Taxes.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. Goodyear recorded net rationalization costs of $291.5 million in 2003, $5.5 million (as restated) in 2002 and $210.3 million (as restated) in 2001. As of December 31, 2003, Goodyear has reduced employment levels by approximately 16,400 from December 31, 2000 and almost 25,400 since 1998, primarily as a result of rationalization activities.

      During 2003, net charges of $291.5 million ($267.1 million after tax or $1.27 per share) were recorded, which included reversals of $15.7 million ($14.3 million after tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.34 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. In 2003, $200.4 million and $15.5 million, respectively, was incurred primarily for severance payments and noncancellable lease costs. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003. The majority of the remaining accrual balance for all programs of $141.9 million is expected to be utilized by the end of 2004.

      As part of the 2003 rationalization program, Goodyear closed its Huntsville, Alabama tire facility in the fourth quarter. Of the $307.2 million of new charges, approximately $138 million related to the Huntsville closure primarily for associate-related costs, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in approximately $35 million of asset impairment charges and $85 million of accelerated depreciation charges and the writeoff of spare parts. Approximately $8 million of construction in progress was written off in the first quarter of 2003 related to the research and development rationalization plan. Approximately $5 million of accelerated depreciation charges were recorded for equipment taken out of service in the European Union related to two rationalization plans at

Goodyear’s Wolverhampton facility. These amounts are recorded as CGS on the Consolidated Statement of Operations.

      Goodyear recorded a net rationalization charge totaling $5.5 million (as restated) ($6.4 million after tax or $0.03 per share (as restated)) in 2002, which included reversals of $18.0 million (as restated) ($14.3 million after tax or $0.09 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes, new charges of $26.5 million ($23.0 million after tax or $0.14 per share) and other credits of $3.0 million (as restated) ($2.3 million after tax or $0.02 per share (as restated)). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to a non-cash writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments.

      Goodyear recorded net rationalization charges totaling $210.3 million (as restated) ($161.4 million after tax or $1.00 per share (as restated)) in 2001, which included $4.1 million of reversals of prior year reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Of this charge, $132.0 million (as restated) related to future cash outflows, primarily associate severance and noncancellable lease costs, and $82.4 million (as restated) related to non-cash charges, primarily for the writeoff of equipment taken out of service. Goodyear completed these actions during 2003 with the exception of ongoing severance and noncancellable lease payments.

      Upon completion of the 2003 plans, the Company estimates that it will reduce annual operating costs by approximately $280 million (approximately $70 million SAG and approximately $210 million CGS). Goodyear estimates that SAG and CGS were reduced in 2003 by approximately $62 million as a result of the implementation of the 2003 plans, approximately $41 million as a result of the implementation of the 2002 plans and approximately $76 million as a result of the implementation of the 2001 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.

      The remaining reserve for costs related to the completion of the Company’s rationalization actions was $141.9 million at December 31, 2003, compared to $69.2 million at December 31, 2002.

      For further information, refer to the note to the financial statements No. 3, Costs Associated with Rationalization Programs.

UNION AGREEMENT

On September 15, 2003, the United Steelworkers of America (the “USWA”) and Goodyear announced the ratification of a new labor agreement. The agreement covers workers at 14 tire and engineered products plants in the United States and contains provisions governing healthcare benefits, pension service and wages. The agreement assigns protected plant status to 12 of the 14 plants and permits a 13th plant to achieve protected status if certain productivity goals are met. A protected plant cannot be closed during the duration of the agreement and Goodyear is generally required to maintain the current level of capital expenditures at these plants. The agreement also gives Goodyear the option to reduce the hourly workforce at protected plants by 15% compared to August 2003 staffing levels. Goodyear has also agreed to give USWA plants first consideration on all new products intended for sale in North America to the extent covered plants have the capacity and capability to manufacture the product. Goodyear retains the right to import tires from the Company’s plants outside of the United States to the extent the USWA plant that is manufacturing the product is operating at full capacity. Under the agreement, the USWA has the right to nominate an individual for a seat on Goodyear’s Board of Directors. Goodyear has also agreed to remain neutral should the USWA attempt to organize one of Goodyear’s non-union facilities. Goodyear must also require a buyer of any of Goodyear’s plants to negotiate a labor agreement as a precondition of the sale.

      Goodyear also committed under the agreement to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. Goodyear did not meet this commitment. As a result, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. Goodyear has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005 with loans or securities having a term of at least three years. If Goodyear fails to complete this refinancing commitment, the USWA would have the right to strike and Goodyear would be required to pay each covered union employee (approximately 13,700 as of December 31, 2003) $1,000 and each covered union retiree (approximately 13,800 as of December 31, 2003) $500. Finally, Goodyear committed to remain in compliance with the Interest Expense Coverage Ratio, Consolidated Net Worth, and Senior Secured Indebtedness Ratio covenants in its U.S. revolving credit facility. If Goodyear fails to remain in compliance with these covenants, it has agreed to use its best efforts to seek a substantial private equity investment. Such investment would be expected to provide the investor with significant influence in the management and direction of Goodyear.

CRITICAL ACCOUNTING POLICIES, ACCOUNTING ESTIMATES AND UNCERTAINTIES

General Market Uncertainties

Goodyear’s results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization that would increase unit costs. Also, Goodyear could experience higher raw material and energy prices in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Goodyear is unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens versus various foreign currencies. A continuation of the current economic conditions in the United States and Europe is likely to unfavorably impact Goodyear’s sales and earnings in future periods. Similarly, continued volatile economic conditions in emerging markets could adversely affect sales and earnings in future periods. Goodyear may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions.

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

General and Product Liability and Other Litigation. Goodyear had recorded liabilities totaling $491.7 million at December 31, 2003 and $240.7 million (as restated) at December 31, 2002 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $142.5 million and $75.4 million (as restated) were included in Other current liabilities at December 31, 2003 and 2002, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $199.3 million at December 31, 2003 and $81.0 million at December 31, 2002. Of this amount, $100.1 million and $24.7 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2003 and December 31, 2002, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts.

      In connection with the preparation of its 2003 financial statements, the Company engaged an independent asbestos valuation expert to assist the Company in reviewing its reserves for asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

      The Company, based on the advice of the valuation expert, has recorded liabilities for both asserted and unasserted claims at December 31, 2003 totaling $131.1 million, inclusive of defense costs. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at December 31, 2003 is $31.9 million. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation expert during the preparation of the 2003 financial statements. At December 31, 2003, the Company’s liability with respect to asserted claims and related defense costs was $99.2 million compared to $139.2 million at December 31, 2002, notwithstanding an increase in the number of pending claims between December 31, 2002 and December 31, 2003. The reduction in the amount recorded at December 31, 2003 compared to December 31, 2002 is due to refinements in certain assumptions used by the valuation expert.

      After reviewing the Company’s recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation expert cited two primary reasons for the Company to refine its valuation assumptions. First, in calculating the Company’s estimated liability, the valuation expert determined that the Company had previously assumed that it would resolve more claims in the foreseeable future than is likely based on its historical record and nationwide trends. As a result, the Company now assumes that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation expert determined that it was not possible to estimate a liability for as many non-malignancy claims as the Company had done in the past. As a result, the Company’s current estimated liability includes fewer liabilities associated with non-malignancy claims.

      Goodyear maintains primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. Goodyear records a receivable with respect to such policies when it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery.

      Prior to 2003, Goodyear did not record a receivable for expected recoveries from excess carriers in respect of asbestos related matters. Goodyear has instituted coverage actions against certain of these excess carriers. After consultation with its outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable during 2003, which represents an estimate of recovery from its excess coverage insurance carriers relating to potential asbestos related liabilities.

      The valuation expert also reviewed the Company’s method of valuing its receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation expert, as of December 31, 2003, the Company recorded a receivable related to asbestos claims of $110.4 million. Based on the Company’s current asbestos claim profile, the Company expects that approximately 85% of asbestos claim related losses will be recoverable up to its accessible policy limits. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $20.4 million was included in Current Assets as part of Accounts and notes receivable at

December 31, 2003. Goodyear had recorded insurance receivables of $69.7 million at December 31, 2002. Of this amount, $20.0 million was included in Current Assets as part of Accounts and notes receivable.

      Goodyear believes that its reserve for asbestos claims, and the insurance assets recorded in respect of these claims, reflect reasonable and probable estimates of these amounts, subject to the exclusion of claims for which it is not feasible to make reasonable estimates. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in (i) the litigation environment; (ii) federal and state law governing the compensation of asbestos claimants; (iii) the Company’s approach to defending and resolving claims; and (iv) the level of payments made to claimants from other sources, including other defendants. As a result, with respect to both asserted and unasserted claims, it is reasonably possible that the Company may incur a material amount in excess of the current reserve, however such amount cannot be reasonably estimated.

Heatway (Entran II). The Company is a defendant in 22 class actions or potential class actions and four other civil actions in various Federal, state and Canadian courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. In one of the above mentioned class actions, on October 9, 2003, the United States District Court for District Court of New Jersey preliminarily approved a proposed national settlement agreement (the Proposed Settlement) for pending Entran II claims in the U.S. and Canada, except for claims related to property in six New England states, two judgments in Colorado state court, two judgments in Colorado Federal court, and any future judgments involving claimants that opt out of the Proposed Settlement. Claimants had until May 7, 2004, to opt out of the Proposed Settlement. The Company has the right to withdraw from the Proposed Settlement if it determines in good faith and in its sole discretion that an excessive number of persons have opted out of the class and the Proposed Settlement. As of May 17, 2004, the Company had received notice that at least 525 potential sites had been opted out of the Proposed Settlement. The Company is currently assessing its options with respect to the Proposed Settlement and expects to decide shortly whether or not to withdraw from the Proposed Settlement.

      The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement. Goodyear’s ability to resolve claims not subject to any settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods. Due to the uncertainties inherent in Entran II matters, it is reasonably possible that there exists material liability beyond what Goodyear has already reserved for, but such amounts cannot be reasonably estimated.

Other Actions. The Company is currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting the Company from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

Environmental Matters. Goodyear had recorded liabilities totaling $32.8 million at December 31, 2003 and $53.5 million at December 31, 2002 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. Of these amounts, $7.7 million and $21.4 million were included in Other current liabilities at December 31, 2003 and December 31, 2002, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. The liability was reduced in 2003 by approximately $17 million due to the resolution related to one site during the year.

Workers’ Compensation. Goodyear had recorded liabilities, on a discounted basis, totaling $194.0 million and $152.4 million (as restated) for anticipated costs related to workers’ compensation at December 31, 2003 and December 31, 2002, respectively. Of these amounts, $112.7 million and $66.4 million (as restated) were included in Current Liabilities as part of Compensation and benefits at December 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

Goodwill. In January 2002, Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under this standard, Goodyear no longer amortizes goodwill, but tests it annually for impairment because it is an asset with an indefinite useful life. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would result in Goodyear’s having to perform the impairment analysis more frequently than on an annual basis. These types of events and the resulting analysis could result in goodwill impairment charges in future periods.

      The Company determined estimated fair values of the reporting units using a valuation methodology based largely on comparable company analysis. Under this method, the Company used an EBITDA multiple representative of the global automotive industry sector to arrive at the fair value of each reporting unit. The EBITDA multiple was adjusted to reflect local market conditions and recent transactions. The EBITDA of the reporting units was adjusted to exclude certain non-recurring or unusual items and corporate charges.

Deferred Tax Asset Valuation Allowance. At December 31, 2003, Goodyear had valuation allowances aggregating $2.00 billion against all of its net Federal and state and some of its international subsidiaries deferred tax assets.

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

      As of December 31, 2003, the aggregate projected benefit obligation for Goodyear’s pension plans was $6.88 billion. A 25 basis point change in the U.S. discount rate would impact pension expense in 2004 by approximately $8 million. As of December 31, 2003, Goodyear’s accumulated postretirement benefit obligation was $3.08 billion. A 25 basis point change in the discount rate for its main U.S. plans would impact 2004 postretirement benefit expense by approximately $2 million.

      Goodyear’s U.S. pension asset returns were 23.5% for the year ended December 31, 2003. The unfunded amount of Goodyear’s projected benefit obligation at December 31, 2003 was $2.75 billion, compared to $2.46 billion (as restated) at December 31, 2002. For the year ended December 31, 2003, Goodyear recorded a $128 million benefit to Accumulated Other Comprehensive Income (Loss) for unfunded pension benefit obligations, compared to a $1.28 billion charge for the year ended December 31, 2002. If market conditions deteriorate, charges could increase in future periods.

      Although subject to change, based on current estimates, Goodyear expects to make contributions to its domestic pension plans of approximately $160 million in 2004, and approximately $325 million to $350 million in 2005 to satisfy statutory minimum funding requirements. Goodyear will be subject to additional statutory minimum funding requirements after 2005. The amount of funding requirements could be substantial and will be based on a number of factors, including the value of the pension assets at the time as well as the interest rate for the relevant period.

SEGMENT INFORMATION

Segment information reflects the strategic business units of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

      Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS (excluding accelerated depreciation charges, asset impairment charges and asset writeoffs) and SAG (excluding corporate administrative expenses). Segment operating income also included equity (earnings) losses in affiliates. Segment operating income did not include the previously discussed rationalization charges and certain other items.

      Total segment operating income was $516.0 million in 2003, $416.7 million (as restated) in 2002 and $321.1 million (as restated) in 2001. Total segment operating margin (segment operating income divided by segment sales) in 2003 was 3.3%, compared to 2.9% (as restated) in 2002 and 2.2% (as restated) in 2001.

      Management believes that total segment operating income is useful because it represents the aggregate value of income created by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 18, Business Segments, for further information and for a reconciliation of total segment operating income to Income (loss) before income taxes.

North American Tire

		Restated

	2003	2002	2001
(In millions)
Tire Units	101.2	103.9	112.0
Sales	$6,745.6	$6,703.0	$7,170.2
Segment Operating Income (Loss)	(128.7)	(57.1)	100.9
Segment Operating Margin	(1.9)%	(0.9)%	1.4%

North American Tire Segment unit sales in 2003 decreased 2.7 million units or 2.5% from 2002 and 10.8 million units or 9.6% from 2001. Replacement unit sales in 2003 decreased 1.2 million units or 1.5% from 2002 and 11.1 million units or 13.9% from 2001. Original equipment volume in 2003 decreased 1.5 million units or 4.5% from 2002 and increased 0.3 million units or 0.7% from 2001.

      Revenues in 2003 increased 0.6% from 2002 and decreased 5.9% from 2001. Net sales increased in 2003 due to improved pricing and product mix of approximately $118 million, primarily in the consumer replacement and original equipment markets, and lower product related adjustments of approximately $10 million. The production slowdown by automakers and a decrease in the consumer replacement custom brand channel contributed to lower volume of approximately $86 million in 2003.

      Revenues (as restated) in 2002 decreased 6.5% from 2001. Sales in 2002 decreased compared to 2001 due to reduced volume of approximately $435 million, primarily in certain segments of the replacement market and the lower tire units delivered in connection with the Ford tire replacement program initiated in 2001, partially offset by increased sales to original equipment manufacturers in 2002 as automakers increased production. Unfavorable product mix in consumer and commercial replacement of approximately $27 million also negatively impacted sales compared to 2001.

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

      North American Tire segment operating income in 2003 decreased significantly from 2002 and 2001. Higher raw materials costs of approximately $151 million, higher manufacturing conversion costs of approximately $86 million, primarily related to contractual increases, and lower consumer volume of approximately $12 million adversely impacted 2003 segment operating income. Segment operating income benefited by approximately $66 million in savings related to rationalization programs and by approximately $37 million due to lower research and development expenditures. One-time benefits of approximately $51 million due to the change in the salaried associates’ vacation policy discussed above and insurance recoveries related to general and product liabilities of approximately $20 million also positively impacted 2003 segment operating income.

      North American Tire segment operating income (as restated) decreased substantially in 2002 from 2001 due to lower tonnage and higher plant compensation costs and operating expenses of approximately $161 million (as restated). Segment operating income was also negatively impacted by lower replacement sales volume, including the Ford program, of approximately $74 million (as restated). Product mix, primarily replacement consumer and commercial, unfavorably impacted segment operating income by approximately $122 million (as restated) as did the impact of the $10 million charge related to the closure of Penske Automotive Centers. Segment operating income in 2002 was favorably impacted by a decrease in raw material costs of approximately $120 million and lower transportation costs of approximately $30 million. Lower SAG expenses, due primarily to reduced advertising and information technology expenses, of approximately $20 million (as restated) and savings from rationalization programs of approximately $13 million also benefited 2002 segment operating income. In addition, 2001 included a charge of $30 million for a proactive tire replacement program covering certain tires in service on 15-passenger vans and ambulances.

      Segment operating income in 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $3.5 million. In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges (credits) totaling $191.9 million in 2003, $(1.9) million in 2002 and $31.6 million in 2001. Segment operating income also did not include the loss on asset sales of $3.8 million in 2003 and the writeoff of a miscellaneous investment totaling $4.1 million in 2002.

      Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

		Restated

	2003	2002	2001
(In millions)
Tire Units	62.2	61.5	61.1
Sales	$3,920.3	$3,319.4	$3,124.3
Segment Operating Income	133.5	100.2	44.2
Segment Operating Margin	3.4%	3.0%	1.4%

European Union Tire Segment unit sales in 2003 increased 0.7 million units or 1.2% from 2002 and 1.1 million units or 1.9% from 2001. Replacement unit sales in 2003 increased 2.6 million units or 6.3% from 2002 and 2.3 million units or 5.4% from 2001. Original equipment volume in 2003 decreased 1.9 million units or 9.2% from 2002 and 1.2 million units or 5.7% from 2001.

      Revenue in 2003 increased 18.1% from 2002 and 25.5% from 2001. Net sales increased in 2003 compared to 2002 primarily due to the favorable impact of currency translation, mostly the Euro, of approximately $587 million. Higher volume of approximately $42 million in the consumer replacement markets also positively impacted 2003 sales, but were in part offset by approximately $30 million due to negative pricing and product mix in the segment’s retail operations.

      Revenues (as restated) in 2002 increased 6.2% from 2001. Revenues increased in 2002 compared to 2001 primarily due to the favorable impact of currency translation of approximately $166 million (as restated). Revenues were also positively impacted by higher volume of approximately $21 million in the original equipment, high performance and winter tire markets.

      European Union Tire segment operating income increased 33.2% from 2002 and substantially from 2001. Segment operating income in 2003 increased primarily due to savings from rationalization programs of approximately $57 million and the benefit from higher production tonnage and productivity improvements of approximately $17 million. The favorable impact of currency translation of approximately $26 million, improved volume of approximately $10 million, particularly in the replacement market, and favorable pricing and product mix of approximately $5 million, mainly consumer replacement and original equipment, also benefited 2003 segment operating income. Higher raw material costs of approximately $50 million, higher pension costs of approximately $18 million and higher SAG costs due to increased advertising of approximately $13 million negatively impacted 2003 segment operating income. In addition, 2003 included a charge of approximately $13 million for an unfavorable court settlement.

      Segment operating income (as restated) increased substantially in 2002 from 2001. Segment operating income increased in 2002 due primarily to lower raw material costs of approximately $28 million, savings from rationalization programs of approximately $15 million, higher production tonnage and cost containment programs of approximately $13 million (as restated), the favorable impact of currency translation of approximately $6 million and higher volume of approximately $5 million. Higher SAG expenses of approximately $19 million (as restated) adversely impacted segment operating income in 2002.

      Segment operating income in 2001 included expenses related to amortization of goodwill and intangible assets with indefinite useful lives totaling $13.0 million. In accordance with SFAS 142, amortization of goodwill and intangible assets with indefinite useful lives ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges totaling $54.3 million and a gain on asset sales of $2.1 million in 2003, net rationalization credits totaling $(0.4) million (as restated) and gains on asset sales of $13.6 million (as restated) in 2002, and net rationalization charges totaling $84.2 million (as restated) and gains on asset sales of $18.4 million (as restated) in 2001.

      Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

		Restated

	2003	2002	2001
(In millions)
Tire Units	17.9	16.1	14.0
Sales	$1,073.4	$807.1	$703.1
Segment Operating Income	146.6	93.2	14.0
Segment Operating Margin	13.7%	11.5%	2.0%

Eastern Europe, Africa and Middle East Tire Segment (“Eastern Europe Tire”) unit sales in 2003 increased 1.8 million units or 11.0% from 2002 and 3.9 million units or 28.3% from 2001. Replacement unit sales in 2003 increased 1.5 million units or 11.2% from 2002 and 3.6 million units or 33.3% from 2001. Original equipment volume in 2003 increased 0.3 million units or 10.5% from 2002 and 0.3 million units or 8.3% from 2001.

      Revenue in 2003 increased 33.0% from 2002 and 52.7% from 2001. Net sales increased in 2003 compared to 2002 due largely to the favorable impact of currency translation, primarily in South Africa and Slovenia, of approximately $156 million. Higher volume in both the consumer replacement and original equipment markets of approximately $62 million and improved pricing and product mix, due primarily to higher sales of winter and high performance tires, of approximately $48 million also positively impacted 2003 revenues.

      Revenues in 2002 increased 14.8% from 2001. Revenues in 2002 increased from 2001 due to higher consumer and commercial replacement volume of approximately $88 million, improved pricing and product mix, including improved retail performance, of approximately $41 million. Currency translation, primarily in South Africa, adversely impacted revenue in 2002 by approximately $25 million.

      Eastern Europe Tire segment operating income in 2003 increased 57.3% from 2002 and significantly from 2001. Segment operating income increased in 2003 due to improved pricing and product mix of approximately $33 million, higher volume of approximately $24 million and the positive impact of currency translation of approximately $15 million, mainly in South Africa and Slovenia. Pricing, product mix and volume benefited from price improvements and increased sales of winter and high performance tires. Higher raw material costs of approximately $12 million and higher SAG costs of approximately $12 million, largely wages, benefits and advertising, adversely impacted segment operating income in 2003.

      Segment operating income (as restated) in 2002 increased significantly from 2001. Segment operating income in 2002 increased due to the benefit of cost reduction programs and higher levels of plant utilization of approximately $42 million (as restated), a change in mix to higher margin replacement tires of approximately $20 million and higher replacement volume of approximately $19 million. Segment operating income was also favorably affected by lower raw material costs of approximately $7 million and the impact of currency translation of approximately $6 million mainly in South Africa. Higher SAG costs of approximately $13 million adversely impacted segment operating income in 2002 mainly due to expanded operations and increased distribution costs.

      Segment operating income in 2001 included expenses related to amortization of goodwill totaling $4.2 million. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges (credits) totaling $(0.1) million in 2003, $(0.4) million in 2002 and $11.2 million in 2001.

      Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

		Restated

	2003	2002	2001
(In millions)
Tire Units	18.7	19.9	20.0
Sales	$1,041.0	$947.7	$1,013.8
Segment Operating Income	147.9	107.1	85.2
Segment Operating Margin	14.2%	11.3%	8.4%

Latin American Tire Segment unit sales in 2003 decreased 1.2 million units or 6.3% from 2002 and 1.3 million units or 6.5% from 2001. Replacement unit sales in 2003 increased 0.1 million units or 0.4% from 2002 and 0.3 million units or 2.1% from 2001. Original equipment volume in 2003 decreased 1.3 million units or 23.1% from 2002 and 1.6 million units or 26.8% from 2001.

      Revenue in 2003 increased 9.8% from 2002 and 2.7% from 2001. Net sales increased in 2003 due to improvements in price and product mix of approximately $212 million. The impact of foreign currency translation of approximately $79 million, mainly in Brazil and Venezuela, and lower volume of approximately $38 million, primarily in the consumer and commercial original equipment segments, negatively impacted 2003 sales.

      Revenues (as restated) in 2002 decreased 6.5% from 2001. Revenues in 2002 were adversely impacted by approximately $227 million due to the effects of currency translation, particularly in Argentina, Brazil and Venezuela. Revenues were favorably impacted by price increases and improved replacement consumer and commercial product mix of approximately $158 million to partially offset the effect of currency translation.

      Latin American Tire segment operating income in 2003 increased 38.1% from 2002 and 73.6% from 2001. Segment operating income in 2003 was favorably affected by improvements in pricing and product mix of approximately $134 million and higher replacement volume of approximately $3 million. Partially offsetting these improvements were higher raw material costs of approximately $50 million, the negative impact of currency translation of approximately $20 million, mainly Brazil and Venezuela, higher conversion costs related to utilities of approximately $12 million and increased SAG costs of approximately $11 million, mainly blimp-related expenses, increased reserve for doubtful accounts and increased wages and benefits due to inflationary cost increases.

      Latin American Tire segment operating income (as restated) in 2002 increased 25.7% from 2001. Segment operating income in 2002 was favorably impacted by approximately $45 million related to pricing and product mix, approximately $20 million related to lower raw material costs and higher sales volume, primarily in the replacement market, of approximately $4 million. Segment operating income in 2002 was adversely impacted by the effects of currency translation of approximately $46 million, mainly in Argentina, Brazil and Venezuela, and increased SAG expenses of approximately $3 million due to higher wages and benefits largely due to inflationary cost increases.

      Segment operating income in 2001 included expenses related to the amortization of goodwill totaling $0.1 million. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include net rationalization charges totaling $10.0 million and the gain from asset sales of $2.0 million in 2003, the gain from the sale of land and buildings in Mexico totaling $13.7 million in 2002 and rationalization charges totaling $0.2 million in 2001.

      Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy prices, continued volatile economic and government conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

		Restated

	2003	2002	2001
(In millions)
Tire Units	13.5	12.9	12.2
Sales	$581.8	$531.3	$494.6
Segment Operating Income	49.8	43.7	20.3
Segment Operating Margin	8.6%	8.2%	4.1%

Asia Tire Segment unit sales in 2003 increased 0.6 million units or 4.7% from 2002 and 1.3 million units or 10.5% from 2001. Replacement unit sales in 2003 decreased 0.1 million units or 1.0% from 2002 and increased 0.3 million units or 2.6% from 2001. Original equipment volume in 2003 increased 0.7 million units or 18.9% from 2002 and 1.0 million units or 31.3% from 2001.

      Revenue in 2003 increased 9.5% from 2002 and 17.6% from 2001. Net sales increased in 2003 due to increased volume of approximately $29 million primarily a result of strong original equipment demand. Favorable currency translation, largely in India and Australia, of approximately $16 million also improved net sales.

      Revenues (as restated) in 2002 increased 7.4% from 2001. Revenues in 2002 increased compared to 2001 due primarily to higher original equipment and replacement volumes of approximately $26 million and improved selling prices on replacement consumer and commercial tires of approximately $9 million. The effects of currency translation also had a favorable impact on sales of approximately $2 million in 2002.

      Asia Tire segment operating income in 2003 increased 14.0% from 2002 and substantially from 2001. Segment operating income in 2003 increased primarily due to improvements in consumer and farm product mix and higher selling prices in both replacement and original equipment markets of approximately $14 million, favorable currency translation of approximately $8 million, and increased volume of approximately $7 million due to strong original equipment demand. Segment operating income in 2003 was favorably impacted by approximately $3 million due to increased sales of miscellaneous products and improved equity income. Higher raw material costs of approximately $27 million negatively impacted 2003 segment operating income.

      Segment operating income (as restated) in 2002 increased substantially from 2001. Segment operating income in 2002 increased compared to 2001 due to lower raw material costs of approximately $8 million, improved replacement consumer and commercial pricing and product mix of approximately $7 million, higher original equipment and replacement volume of approximately $4 million and lower conversion costs as a result of cost containment programs of approximately $3 million (as restated). Segment operating income in 2002 improved due to the favorable effects of currency translation of approximately $2 million and savings from rationalization actions of approximately $3 million. Segment operating income in 2002 was adversely affected by higher SAG expenses of approximately $5 million.

      Segment operating income in 2001 included expenses related to the amortization of goodwill totaling $1.7 million (as restated). In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include the gain from asset sales of $2.1 million in 2003, rationalization charges (credits) totaling $(1.7) million in 2002 and $47.0 million (as restated) in 2001.

      Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, unanticipated increases in raw material and energy costs and currency translation.

      In addition, Goodyear owns a 50% interest in SPT, the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, and are reflected in Goodyear’s Consolidated Statement of Operations using the equity method.

      The following presents 100% of the sales and operating income of SPT:

		Restated

	2003	2002	2001
(In millions)
Net Sales	$642.0	$523.6	$481.3
Operating Income (Loss)	9.9	(7.1)	(22.2)

SPT net sales in 2003 increased 22.6% from 2002 and 33.4% from 2001. SPT net sales in 2003 increased from 2002 primarily due to higher sales volume and the strengthening of the Australian dollar against the U.S. dollar. SPT net sales in 2002 increased from 2001 due to the strengthening of the Australian dollar against the U.S. dollar.

      SPT operating income in 2003 increased substantially from 2002 and 2001. SPT operating income in 2003 increased from 2002 and in 2002 from 2001 due to the benefits of the rationalization programs in the prior years.

      SPT operating income did not include net rationalization charges (credits) totaling $4.9 million in 2003, $(2.1) million in 2002 and $48.0 million in 2001.

      SPT debt totaled $196.9 million at December 31, 2003, of which $72.0 million was payable to Goodyear. SPT debt totaled $131.3 million at December 31, 2002, of which $26.3 million was payable to Goodyear.

Engineered Products

		Restated

	2003	2002	2001
(In millions)
Sales	$1,203.7	$1,126.5	$1,122.3
Segment Operating Income	47.5	40.9	14.6
Segment Operating Margin	3.9%	3.6%	1.3%

Engineered Products Segment sales in 2003 increased 6.9% from 2002 and 7.3% from 2001. Revenues in 2003 increased from 2002 due to the favorable impact of currency translation of approximately $39 million, mainly in Canada, South Africa and Europe, and improved volume of approximately $30 million as a result of increased military sales. Improved pricing and product mix, mainly industrial, of approximately $8 million also positively impacted 2003 revenues.

      Revenues in 2002 increased from 2001 due largely to increased volume of approximately $36 million, mainly military and custom products. Partially offsetting this variance compared to 2001 is the unfavorable effects of currency translation of approximately $24 million, mainly in Brazil, and unfavorable product mix of approximately $8 million.

      Engineered Products segment operating income in 2003 increased from 2002 and 2001. Segment operating income in 2003 increased 16.1% from 2002 due to volume increases of approximately $7 million related to military sales, lower raw material costs of approximately $5 million, and favorable effects of currency translation of approximately $5 million. The change in salaried vacation policy described above also favorably impacted 2003 segment operating income by approximately $8 million. Segment operating income was adversely impacted by unfavorable price/mix of approximately $11 million due to increased sales of original equipment and heavy duty product and higher SAG costs, excluding the impact of the vacation policy change, of approximately $9 million, primarily related to increased sales efforts.

      Segment operating income (as restated) in 2002 increased significantly from 2001 due to improved productivity of approximately $13 million (as restated), volume increases of approximately $12 million and decreased SAG expenses of approximately $12 million (as restated) primarily due to aggressive cost containment measures. Segment operating income in 2002 was adversely impacted by an unfavorable change in price/mix of approximately $5 million and the effects of currency translation of approximately $3 million.

      Segment operating income in 2001 included expenses related to amortization of goodwill totaling $1.0 million. In accordance with SFAS 142, amortization of goodwill ceased at January 1, 2002.

      Segment operating income did not include a loss from the sale of assets totaling $6.3 million and rationalization charges of $29.4 million in 2003, a gain from the sale of land and buildings totaling $0.6 million and net rationalization charges of $4.6 million in 2002 and net rationalization charges of $1.5 million in 2001.

      In conjunction with the restatement, certain adjustments related to Engineered Products were recorded. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Segment operating income was negatively impacted by approximately $19 million in 2003 due to these adjustments. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

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

Chemical Products

		Restated

	2003	2002	2001
(In millions)
Sales	$1,220.8	$940.2	$1,036.5
Segment Operating Income	119.4	88.7	41.9
Segment Operating Margin	9.8%	9.4%	4.0%

Chemical Products Segment sales in 2003 increased 29.8% from 2002 and 17.8% from 2001. Approximately 63% of the total pounds of synthetic materials sold by the Chemical Products segment in 2003 were to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment.

      Revenues in 2003 increased from 2002 largely due to higher net selling prices resulting from the pass through of increased raw material and energy costs of approximately $145 million and increases in synthetic rubber volume of approximately $42 million. Also favorably impacting 2003 revenues were higher pricing and volume from the natural rubber operations of approximately $76 million and the relatively strong Euro of approximately $18 million.

      Revenues (as restated) in 2002 decreased from 2001 primarily due to the impact of selling the Specialty Chemical Business in December 2001, which contributed approximately $127 million of revenue in 2001. Revenues in 2002 were also unfavorably impacted approximately $33 million by lower net selling prices, which were caused by decreased raw material costs. 2002 revenues were favorably impacted approximately $37 million due to increased revenue for natural rubber operations, approximately $20 million due to increased synthetic volume, and approximately $6 million in favorable currency translation largely a result of the strong Euro.

      Chemical Products segment operating income in 2003 increased significantly from 2002 and 2001. Segment operating income increased in 2003 compared to 2002 primarily due to higher net selling prices of approximately $145 million, currency translation of approximately $18 million and improved pricing and volume for natural rubber operations of approximately $16 million. Increased raw material costs of approximately $127 million and increased conversion costs of approximately $22 million unfavorably impacted 2003 segment operating income.

      The Specialty Chemical Business was sold in December 2001. Segment operating income (as restated) in 2002 increased substantially from 2001 despite the absence of approximately $12 million contributed by the Specialty Chemical Business in 2001. Segment operating income in 2002 increased primarily due to lower raw material costs of approximately $46 million and lower conversion costs of approximately $33 million (as restated) partially offset by lower net selling prices of approximately $33 million.

      Segment operating income did not include gains on asset sales of $27.4 million in 2001.

      The Company is exploring the possible sale of its Chemical business, or portions thereof, to both enhance its financial flexibility and focus future investments on its core business.

      Revenues and segment operating income in the Chemical Products Segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and unanticipated increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had $1.56 billion in cash and cash equivalents as well as $335.0 million of unused availability under its various credit agreements. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures through December 31, 2004. However, several contingencies could affect the Company’s ability to meet its future obligations, including (i) the failure to successfully implement its turnaround strategy for the North American Tire Segment and restore the segment to profitability; (ii) a significant adverse ruling or development in the Company’s legal proceedings, especially with respect to the Company’s Entran II litigation; (iii) a further increase in our interest expense from an unexpected and significant increase in interest rates; and (iv) the failure to refinance certain of our credit facilities maturing in 2005 and 2006.

Operating Activities

Net cash used in operating activities was $306.7 million during 2003, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased $2.07 billion to $3.30 billion at December 31, 2003, from $1.23 billion (as restated) at December 31, 2002, due primarily to increased cash and cash equivalents and accounts receivable. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program effective April 1, 2003. For further information, refer to the note to the financial statements, No. 5, Accounts and Notes Receivable.

Investing Activities

Net cash used in investing activities was $236.0 million during 2003. Capital expenditures in 2003 were $375.4 million, of which $221.2 million was used on projects to increase capacity and improve productivity and $154.2 million was used for tire molds and various other projects. Capital expenditures have been reduced in response to current economic and business conditions. Capital expenditures are expected to approximate $488 million in 2004, including approximately $294 million for manufacturing improvements and approximately $194 million for molds and various other projects.

		Restated

	2003	2002	2001
(In millions)
Capital expenditures	$375.4	$458.1	$435.5
Depreciation	686.4	600.4	597.7
Amortization	6.9	4.3	40.4

Depreciation and amortization in 2003 included approximately $78 million of accelerated depreciation charges related to the 2003 Huntsville and Wolverhampton restructuring plans. Depreciation and amortization in 2001 included $29.1 million (as restated) of amortization related to goodwill and intangible assets with indefinite useful lives that are no longer amortized in accordance with SFAS 142.

      Investing activities in 2003 included net proceeds from the sale of assets in the United States of $85.8 million, in Latin America of $2.0 million, in Asia of $2.1 million and in Europe of $14.5 million. Included in the United States total of $85.8 million is $82.9 million for the sale of 20.8 million shares of Goodyear’s investment in SRI. Goodyear also purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC (“Wingfoot”) for $71.2 million. Wingfoot was a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business. Goodyear now owns 100% of Wingfoot.

      At December 31, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $520.1 million and off-balance-sheet financial guarantees written and other commitments totaling $74.4 million.

      For further information on investing activities, refer to the note to the financial statements No. 8, Investments.

Financing Activities

Net cash from financing activities was $1,125.3 million during 2003.

	December 31,

		Restated

	2003	2002	2001
(In millions)
Consolidated Debt	$5,077.4	$3,643.0	$3,568.3
Debt to Debt and Equity	100.3%	93.4%	57.6%

Certain of Goodyear’s affiliates are restricted from remitting funds to the parent company by means of dividends, advances or loans, primarily due to credit facility restrictions currently in place in those locations. At December 31, 2003, approximately $259 million of net assets were restricted.

Credit Sources

Restructuring and Refinancing of Credit Facilities

On April 1, 2003, the Company completed a comprehensive restructuring and refinancing of its bank credit and receivables securitization facilities which replaced a total of $2,938 million in finance facilities with a total of $3,345 million of the following finance facilities:

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

      The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at December 31, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002 due to the securitization programs which resulted in off-balance-sheet treatment.

      At December 31, 2003, the Company had $125.6 million of committed credit available under the facilities described above. In aggregate, the Company had committed and uncommitted credit facilities of $5.90 billion available at December 31, 2003, of which $335.0 million were unused.

Recent Financing Activities

Subsequent to the fiscal year end, on February 23, 2004, we completed the addition of a $650 million tranche to our $1.30 billion Senior Secured Asset-Backed Facility. Approximately $335 million of the proceeds of the tranche were used to partially reduce amounts outstanding under the U.S. term facility discussed below. On March 12, 2004, we completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8%. The proceeds of the notes were used to repay the remaining outstanding amount under the U.S. term facility, to permanently reduce our commitment under the U.S. revolving credit facility by $70 million, and for general corporate purposes. In connection with these financing activities, each of the above restructured credit facilities was amended on February 19, 2004. The Company’s credit agreements were further amended on April 16, 2004, to extend until May 19, 2004, the deadline for filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and on May 18, 2004, to extend until June 4, 2004, the deadline for providing audited financial statements for the year ended December 31, 2003 of Goodyear Dunlop Tires Europe B.V. to lenders.

$645 Million Senior Secured U.S. Term Facility

As of December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter. The U.S. term facility was originally scheduled to mature on April 30, 2005. In connection with our recent financing activities discussed above, on March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s $750 million revolving credit facility matures on April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of December 31, 2003, there were borrowings of $200.0 million and $485.4 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility. On March 12, 2004, in connection with our recent financing activities, our commitment under this facility was permanently reduced to $680 million.

      We may obtain loans under the U.S. revolving credit facility bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.

      The U.S. revolving credit facility contains certain covenants that, among other things, limit our ability to incur additional secured indebtedness (including a limit of 275 million Euros in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facility prohibits us from paying dividends on our common stock. We must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facility) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005.

      The facilities have customary representations, warranties and covenants including, as a condition of borrowing, material adverse change representations in the Company’s financial condition since December 31, 2002. In addition, under the facilities, Goodyear was not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in each of the restructured credit facilities) for any period of four consecutive fiscal quarters. On February 19, 2004, in connection with an amendment to the credit facilities, the ratio was reduced to 2.00 to 1.00. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in each of the restructured credit facilities) is not permitted to be greater than 4.00 to 1.00 at any time. As of December 31, 2003, the Company was in compliance with the financial covenants under the credit facilities.

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

      The following table presents the calculation of EBITDA and Consolidated EBITDA for 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Operations.

2003
(In millions)
Net Loss	$(802.1)
Consolidated Interest Expense	314.6
Income Tax	112.2
Depreciation and Amortization Expense	693.3

EBITDA	318.0

Credit Agreement Adjustments:
Other (Income) and Expense	284.5
Foreign Currency Exchange	40.2
Equity in (Earnings) Losses of Affiliates	12.1
Minority Interest in Net Income (Loss) of Subsidiaries	35.0
Non-cash Extraordinary Gains	—
Non-cash Non-recurring Items	54.7
Rationalizations	291.5
Less Excess Cash Rationalization Charges	(12.9)

Consolidated EBITDA	$1,023.1

The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $500 million in 2003, 2004 and 2005 ($200 million through April 30, 2005), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. As a result of certain activities, the capital expenditure limit for 2003 was increased from $360 million to approximately $381 million. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year. The capital expenditure limit for 2004 has increased approximately $270 million as a result of capital market transactions completed during the first quarter of 2004 and carryovers from 2003.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. These facilities mature on April 30, 2005. As of December 31, 2003, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

      GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.

      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of 275 million Euros in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain representations, warranties and covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

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

$1.30 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of December 31, 2003, there were borrowings of $389.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. The facilities mature on March 31, 2006 and contain certain representations, warranties and covenants which are materially the same as those in the U.S. facility, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. On February 20, 2004, the Company added a $650 million tranche to the existing $1.30 billion facility.

Foreign Credit Facilities

As of December 31, 2003, Goodyear had short term committed and uncommitted bank credit arrangements totaling $347.0 million, of which $209.3 million were unused. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

Non-Domestic Accounts Receivable Securitization Facilities

Various international subsidiaries of the Company have also established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables. These subsidiaries retain servicing responsibilities.

      As of December 31, 2003, international subsidiaries of Goodyear had $122.8 million of available borrowings under non-domestic accounts receivable securitization facilities.

      As of December 31, 2003, the amount outstanding and fully utilized under the program maintained by GDTE totaled $104.2 million. The Company is currently working to refinance this facility and the commitment period has been extended to September 2004. If the Company is unable to replace this facility, the Company would pursue short term financing alternatives.

      In addition to the $104.2 million of GDTE receivable programs, the Company had an additional $18.6 million outstanding under other non-domestic receivable financing programs.

      At December 31, 2003, the net proceeds for all sales of receivables by Goodyear were $122.8 million. Net cash outflows of $831.8 million were recorded in 2003 for transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements No. 5, Accounts and Notes Receivable.

Credit Ratings

The current credit ratings for the Company are presented below:

	S&P	Moody’s

Senior Secured Asset-Backed Facilities	BB+	B1
U.S./European Facilities	B+/BB-	B1/B1
$650 million Asset-backed Tranche	B+	B2
$650 million Senior Secured Notes due 2011	*	B3
Corporate Rating	BB-	B1 (implied)
Senior Unsecured Debt	B	B3

*	Private Rating

While Goodyear does not request ratings from Fitch, the rating agency rates the Company’s secured facilities “B” and the Company’s unsecured debt “CCC+.” Moody’s currently maintains a negative outlook for the Company, while S&P has placed us on “credit watch.” Unless the Company’s debt credit ratings and operating performance improve, its access to the credit markets in the future may be limited. Moreover, a further reduction in the Company’s credit ratings would further increase the cost of any financing initiatives the Company may pursue.

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

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire Segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its recently ratified new master contract with the USWA. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be affected adversely by trends that affected the North American Tire Segment negatively in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher than expected raw materials and energy prices. The price of natural rubber, one of our most important raw materials, increased approximately 36% in 2003 and is expected to increase in 2004. In addition, the price of oil, an important feedstock for several other raw materials, increased approximately 25% in 2003. Our turnaround plan could continue to be impacted by higher raw material costs. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases.

Future Liquidity Requirements

As of December 31, 2003, the Company had $1.56 billion in cash and cash equivalents, of which $612.7 million was held in the United States and $432.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of December 31, 2003, approximately $215 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures through December 31, 2004.

      At December 31, 2003, the Company also had $335.0 million of unused availability under its various credit agreements.

      The Company’s restructured and refinanced credit facilities mature in 2005 and 2006 and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. After taking into account the paydown of certain obligations in connection with recent financing activities, the aggregate amount of long-term debt maturing in 2005 and 2006 is $1,343 million and $1,481 million, respectively. Because of our debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on successfully implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

      Although the Company is highly leveraged, it may become necessary for it to incur additional debt to ensure that it has adequate liquidity. This additional debt would need to be secured or unsecured. A substantial portion of the Company’s assets are already subject to liens securing its indebtedness. The Company is limited in its ability to pledge its remaining assets as security for additional secured indebtedness. In addition, unless the Company’s financial performance improves, its ability to raise unsecured debt may be significantly limited.

      Under the Company’s master contract with the USWA, the Company committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. It did not meet this commitment. As a result, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. If the Company fails to complete this refinancing commitment, the USWA would have the right to strike and the Company would be required to pay each covered union employee (approximately 13,700 as of December 31, 2003) $1,000 and each covered union retiree (approximately 13,800 as of December 31, 2003) $500. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and demand the repayment of all outstanding loans under these facilities.

      The Company is subject to various legal proceedings, including the Entran II litigation described in Note 20, Commitments and Contingent Liabilities. The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in a proposed settlement, the number of claimants that opt out of any settlement, final approval of the terms of the settlement at a fairness hearing, Goodyear’s ability to resolve claims not subject to the settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate the proposed settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods. In the event the Company wishes to appeal any future adverse judgment in any Entran II or other proceeding, it would be required to post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

      A substantial portion of Goodyear’s borrowings are at variable rates of interest and expose the Company to interest rate risk. If interest rates rise, the Company’s debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company’s liquidity in future periods.

      In addition, Goodyear expects to make contributions to its pension plans of approximately $210 million in 2004. Contributions to domestic pension plans are expected to be approximately $160 million in 2004 and approximately $325 million to $350 million in 2005 in order to satisfy statutory minimum funding requirements.

Dividends

On February 4, 2003, the Company announced that it eliminated its quarterly cash dividend. The dividend reduction was decided on by the Board of Directors in order to conserve cash. Under our restructured credit agreements, we are not permitted to pay dividends on our common stock.

Commitments & Contingencies

The following table presents, at December 31, 2003, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of December 31, 2003

(In millions)							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years

Long Term Debt (1)	$5,029.3	$246.9	$2,004.7	$1,542.8	$302.5	$103.0	$829.4
Capital Lease Obligations (2)	74.2	8.3	7.0	6.3	5.8	5.8	41.0
Operating Leases (3)	1,462.4	287.2	236.8	188.9	145.4	106.3	497.8
Binding Commitments (4)	520.1	482.2	14.7	8.0	2.3	1.8	11.1

Total Contractual Cash Obligations	$7,086.0	$1,024.6	$2,263.2	$1,746.0	$456.0	$216.9	$1,379.3

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of December 31, 2003. In connection with the Company’s financing activities in the first quarter of 2004, our long term debt commitments in 2005 and 2006 were reduced by $665 million and $64 million, respectively.

(2)	The present value of capital lease obligations is $48.1 million.

(3)	Operating leases do not include minimum sublease rentals of $43.8 million, $33.7 million, $25.0 million, $18.0 million, $12.2 million, and $13.6 million in each of the periods above, respectively, for a total of $146.3 million. Net operating lease payments total $1,316.1 million. The present value of operating leases is $812.3 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

      In addition to the commitments summarized above, Goodyear is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (“ERISA”). Subject to change, Goodyear expects to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005 in order to satisfy these statutory minimum funding requirements. These estimates reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions to subsequent periods. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels and the amount and timing of asset returns, Goodyear is not able to reasonably estimate its future required contributions beyond 2005.

      In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could trigger a right of Sumitomo to require Goodyear to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

      The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. The Company will, however, from time to time, enter into contracts to hedge its energy costs.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under certain derivative instruments or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

	Amount of Commitment Expiration per Period

							After 5
	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
(In millions)
Off-Balance-Sheet Arrangements (1)	$74.4	$56.2	$0.7	$0.1	$4.9	$3.7	$8.8

(1)	Off-balance-sheet arrangements include, at December 31, 2003, approximately $50.4 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. Goodyear has a similar call option on the remaining 20% interest. The minority partner could exercise its option and Goodyear could exercise its call option during various periods beginning in 2003 and extending through 2005. On April 7, 2004, Goodyear announced that it would exercise its call option and purchase the remaining 20% of Sava Tires. The transaction is expected to be completed in June 2004 and Goodyear expects to pay approximately $52 million at that time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At December 31, 2003, the interest rates on 47% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 70% at December 31, 2002. The decrease in the percent of fixed rate debt was primarily due to the maturity of the 8 1/8% notes during 2003. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

      The following tables present information at December 31:

	2003	2002
(Dollars in millions)
Interest Rate Swap Contracts
Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.17	1.40

Average years to maturity	0.25	1.25
Fair value — liability	$(3.1)	$(14.2)
Pro forma fair value — liability	(3.1)	(14.6)

Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	2.96%	3.18%
Receive fixed rate	6.63	6.63

Average years to maturity	2.95	3.95
Fair value — asset	$13.0	$20.3
Pro forma fair value — asset	12.3	21.4

The pro forma fair value assumes a 10% increase in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

      Weighted average interest rate swap contract information follows:

	2003	2002	2001
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0	$129.0
Pay fixed rate	5.00%	5.00%	5.43%
Receive variable LIBOR	1.24	1.91	3.58

Floating Rate Contracts:
Notional principal amount	$207.0	$210.0	—
Pay variable LIBOR	3.03%	3.68%	—
Receive fixed rate	6.63	6.63	—

The following table presents fixed rate debt information at December 31:

	2003	2002
(In millions)
Fixed Rate Debt:
Fair value — liability	$2,107.9	$2,097.5
Carrying amount — liability	2,228.7	2,484.1
Pro forma fair value — liability	2,183.9	2,183.1

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

      Contracts hedging the Swiss franc bond and the Euro Notes are designated as cash flow hedges. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

      The following table presents foreign currency contract information at December 31:

	2003	2002
(In millions)
Foreign Exchange Contracts
Fair value — asset (liability)	$71.7	$65.2
Pro forma change in fair value	(22.0)	37.6
Contract maturities	1/04-7/19	1/03-12/18

Fair value — asset (liability):
Swiss franc swap-current	$(1.6)	$(2.8)
Swiss franc swap-long term	46.8	31.6
Euro swaps-current	20.5	(1.1)
Euro swaps-long term	13.2	27.8
Other-current asset	7.2	11.8
Other-current (liability)	(14.4)	(2.1)

The pro forma change in fair value assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

      At December 31, 2002, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options were designated as cash flow hedges. At December 31, 2002, the underlying contract value of these options totaled $42.6 million, and the fair value totaled $0.2 million. At December 31, 2003, the Company did not hold any outstanding foreign currency options.

      The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

      For further information on interest rate contracts and foreign currency exchange contracts, refer to the note to the financial statements No. 11, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	59
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statement of Operations for each of the three fiscal years in the period ended December 31, 2003	60
Consolidated Balance Sheet at December 31, 2003 and December 31, 2002	61
Consolidated Statement of Shareholders’ Equity for each of the three fiscal years in the period ended December 31, 2003	62
Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 31, 2003	63
Notes to Financial Statements	64

Supplementary Data (unaudited)	124
Financial Statement Schedules:

The following consolidated financial statement schedules of The Goodyear Tire & Rubber Company are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule I Condensed Financial Information of Registrant	FS-2
Schedule II Valuation and Qualifying Accounts	FS-7

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of The Goodyear Tire & Rubber Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

As described in Note 2, “Restatement,” the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio

May 18, 2004

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Operations

	Year Ended December 31,

		Restated

	2003	2002	2001
(Dollars in millions, except per share)
Net Sales	$15,119.0	$13,856.2	$14,162.5
Cost of Goods Sold	12,495.3	11,303.9	11,685.3
Selling, Administrative and General Expense	2,371.2	2,203.2	2,220.5
Rationalizations (Note 3)	291.5	5.5	210.3
Interest Expense (Note 15)	296.3	241.7	297.1
Other (Income) and Expense (Note 4)	267.3	56.8	40.8
Foreign Currency Exchange	40.2	(9.7)	10.0
Equity in (Earnings) Losses of Affiliates	12.1	13.2	39.7
Minority Interest in Net Income (Loss) of Subsidiaries	35.0	55.3	(3.3)

Loss before Income Taxes	(689.9)	(13.7)	(337.9)
United States and Foreign Taxes on Income (Loss) (Note 14)	112.2	1,213.3	(83.8)

Net Loss	$(802.1)	$(1,227.0)	$(254.1)

Net Loss Per Share — Basic	$(4.58)	$(7.35)	$(1.59)

Average Shares Outstanding (Note 12)	175,314,449	167,020,375	159,955,869
Net Loss Per Share — Diluted	$(4.58)	$(7.35)	$(1.59)

Average Shares Outstanding (Note 12)	175,314,449	167,020,375	159,955,869

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,

		Restated

	2003	2002
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents (Note 1)	$1,564.9	$918.1
Short term securities	—	24.3
Accounts and notes receivable (Note 5)	2,621.5	1,438.1
Inventories (Note 6)	2,465.0	2,346.2
Prepaid expenses and other current assets	336.7	453.7

Total Current Assets	6,988.1	5,180.4
Long Term Accounts and Notes Receivable	255.0	242.8
Investments in and Advances to Affiliates	177.5	139.2
Other Assets (Note 8)	74.9	253.0
Goodwill (Note 7)	622.5	602.6
Other Intangible Assets (Note 7)	161.8	161.4
Deferred Income Tax (Note 14)	397.5	187.0
Prepaid and Deferred Pension Costs (Note 13)	868.3	913.4
Deferred Charges	252.7	202.7
Properties and Plants (Note 9)	5,207.2	5,156.2

Total Assets	$15,005.5	$13,038.7

Liabilities
Current Liabilities:
Accounts payable-trade	$1,572.9	$1,515.4
Compensation and benefits (Note 13)	983.1	913.6
Other current liabilities	572.2	512.3
United States and foreign taxes	306.1	358.2
Notes payable (Note 11)	137.7	283.4
Long term debt due within one year (Note 11)	113.5	369.8

Total Current Liabilities	3,685.5	3,952.7
Long Term Debt and Capital Leases (Note 11)	4,826.2	2,989.8
Compensation and Benefits (Note 13)	4,540.4	4,497.3
Other Long Term Liabilities	1,140.8	615.7
Minority Equity in Subsidiaries	825.7	727.8

Total Liabilities	15,018.6	12,783.3
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares
Outstanding shares, 175,326,429 (175,307,433 in 2002)	175.3	175.3
Capital Surplus	1,390.2	1,390.1
Retained Earnings	980.4	1,782.5
Accumulated Other Comprehensive Income (Loss) (Note 19)	(2,559.0)	(3,092.5)

Total Shareholders’ Equity	(13.1)	255.4

Total Liabilities and Shareholders’ Equity	$15,005.5	$13,038.7

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

					Accumulated
	Common Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

(Dollars in millions, except per share)
Balance at December 31, 2000 as originally reported	157,603,962	$157.6	$1,092.4	$3,558.8	$(1,305.8)	$3,503.0
(after deducting 38,074,706 treasury shares)
Effect of restatement on periods ending on or prior to December 31, 2000				(52.9)	4.2	(48.7)

Balance at December 31, 2000 as restated	157,603,962	157.6	1,092.4	3,505.9	(1,301.6)	3,454.3
Comprehensive income (loss):
Net loss				(254.1)
Foreign currency translation (net of tax benefit of $6.3)					(186.3)
Reclassification adjustment for amounts recognized in income					7.2
Minimum pension liability (net of tax of $205.6)					(367.9)
Unrealized investment loss (net of tax of $4.1)					(6.6)
Transition adjustment from adoption of SFAS 133					5.4
Deferred derivative loss (net of tax of $18.1)					(29.5)
Reclassification adjustment for amounts recognized in income (net of tax of $5.7)					9.2
Total comprehensive loss						(822.6)
Cash dividends — $1.02 per share				(162.5)		(162.5)
Common stock issued from treasury:
Domestic pension funding	4,300,000	4.3	95.7			100.0
Conversion of 1.2% Convertible Note Payable	1,140,866	1.1	55.1			56.2
Stock compensation plans	120,870	0.2	2.2			2.4

Balance at December 31, 2001 as restated	163,165,698	163.2	1,245.4	3,089.3	(1,870.1)	2,627.8
(after deducting 32,512,970 treasury shares)
Comprehensive income (loss):
Net loss				(1,227.0)
Foreign currency translation (net of tax benefit of $0)					57.8
Minimum pension liability (net of tax of $42.4)					(1,283.6)
Unrealized investment gain (net of tax of $0)					7.3
Deferred derivative gain (net of tax of $0)					60.6
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(64.5)
Total comprehensive loss						(2,449.4)
Cash dividends — $0.48 per share				(79.8)		(79.8)
Common stock issued from treasury:
Domestic pension funding	11,300,000	11.3	126.6			137.9
Common stock issued for acquisitions	693,740	0.7	15.2			15.9
Stock compensation plans	147,995	0.1	2.9			3.0

Balance at December 31, 2002 as restated	175,307,433	175.3	1,390.1	1,782.5	(3,092.5)	255.4
(after deducting 20,371,235 treasury shares)
Comprehensive income (loss):
Net loss				(802.1)
Foreign currency translation (net of tax benefit of $0)					373.0
Minimum pension liability (net of tax of $2.2)					128.5
Unrealized investment gain (net of tax of $0)					4.1
Reclassification adjustment for amounts recognized in income (net of tax of $8.7)					8.8
Deferred derivative gain (net of tax of $0)					46.3
Reclassification adjustment for amounts recognized in income (net of tax of $1.9)					(27.2)
Total comprehensive loss						(268.6)
Common stock issued from treasury:
Stock compensation plans	18,996		0.1			0.1

Balance at December 31, 2003	175,326,429	$175.3	$1,390.2	$980.4	$(2,559.0)	$(13.1)

(after deducting 20,352,239 treasury shares)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31,

		Restated

	2003	2002	2001
(Dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(802.1)	$(1,227.0)	$(254.1)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	693.3	604.7	638.1
Deferred tax provision (Note 14)	(14.8)	1,116.6	(265.7)
Rationalizations (Note 3)	132.4	2.4	36.5
Asset sales (Note 4)	13.7	(23.7)	(31.6)
Net cash flows from sale of accounts receivable (Note 5)	(831.8)	34.8	249.1
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(118.9)	47.2	243.1
Inventories	41.6	59.7	454.7
Accounts payable–trade	(90.5)	93.4	(83.7)
Prepaids	201.6	(132.6)	(40.8)
Deferred charges	169.1	347.4	(175.4)
Long term compensation and benefits	(118.7)	1,284.5	824.9
Accumulated other comprehensive income (loss) — deferred pension gain (loss)	191.0	(1,265.9)	(367.9)
Other long term liabilities	193.4	(72.1)	85.8
Other assets and liabilities	34.0	(193.9)	19.4

Total adjustments	495.4	1,902.5	1,586.5

Total cash flows from operating activities	(306.7)	675.5	1,332.4
Cash Flows from Investing Activities:
Capital expenditures	(375.4)	(458.1)	(435.5)
Short term securities acquired	0.5	(64.7)	(2.3)
Short term securities redeemed	26.1	38.5	1.9
Asset dispositions	104.4	55.6	119.6
Asset acquisitions	(71.2)	(54.8)	—
Other transactions	79.6	(56.8)	(169.5)

Total cash flows from investing activities	(236.0)	(540.3)	(485.8)
Cash Flows from Financing Activities:
Short term debt incurred	323.1	84.1	83.8
Short term debt paid	(478.2)	(87.5)	(1,388.9)
Long term debt incurred	2,983.8	38.4	1,510.2
Long term debt paid	(1,611.7)	(124.8)	(158.1)
Common stock issued (Notes 8, 12)	0.2	18.7	1.7
Dividends paid to Sumitomo	(15.7)	(6.2)	(13.1)
Dividends paid to Goodyear shareholders	—	(79.8)	(162.5)
Debt issuance costs	(104.1)	—	—
Other transactions	27.9	—	—

Total cash flows from financing activities	1,125.3	(157.1)	(126.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	64.2	(13.6)	(9.6)

Net Change in Cash and Cash Equivalents	646.8	(35.5)	710.1
Cash and Cash Equivalents at Beginning of the Period	918.1	953.6	243.5

Cash and Cash Equivalents at End of the Period	$1,564.9	$918.1	$953.6

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1.	Accounting Policies

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

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 became effective immediately for all VIEs created after January 31, 2003 and required certain disclosures in financial statements issued after January 31, 2003 about the nature, purpose, size and activities of all VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also required companies to consolidate VIEs created before February 1, 2003, in financial statements for periods ending after June 15, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for entities that are not special purpose entities (SPEs) until the first reporting period ending after March 15, 2004.

      The Company applied the provisions of FIN 46, effective July 1, 2003, to those VIEs representing lease-financing arrangements with SPEs. The Company is a party to lease agreements with several unrelated SPEs that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $60 million in these SPEs. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003 resulting in an increase in long-term liabilities of approximately $34 million and an increase in net property of approximately $28 million. The Company also recorded a $6.1 million charge in other (income) and expense due to the adoption of this new standard. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these SPEs were included in Selling, Administrative & General Expense (SAG) prior to the third quarter 2003. Effective with the third quarter 2003, the financing costs are recognized as Interest Expense.

      The Company has evaluated the impact of FIN 46 for entities that are not SPEs and has elected to defer, until the first quarter of 2004, the application of FIN 46 to two joint venture investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Company will consolidate these joint venture investments effective January 1, 2004. The application of FIN 46 in the first quarter of 2004 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position. For further information, refer to the notes to the financial statements No. 20, Commitments and Contingent Liabilities — Affiliate Financing and No. 18, Business Segments.

Cash and Cash Equivalents

The Company will from time to time maintain balances on deposit at various financial institutions primarily as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At December 31, 2003, cash balances totaling $23.9 million were subject to such restrictions.

Consolidated Statement of Cash Flows

Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Book overdrafts are recorded within accounts payable-trade and were $139.6 million at December 31, 2003, and $131.5 million at December 31, 2002. Cash flows related to such amounts are classified as financing activities and, for the three years ended December 31, 2003, totaled $8.1 million, $3.6 million and $23.9 million, respectively.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers and both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted. Appropriate provision is made for uncollectible accounts.

Warranty

Goodyear offers warranties on the sale of certain of its products and services and records an accrual for estimated future claims at the time revenue is recognized. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 20.

Rationalizations

The Company adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires, among other things, that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Refer to Note 3.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Shipping and Handling Fees and Costs

Expenses for transportation of products to customers are recorded as a component of cost of goods sold.

Legal Expenses

The Company records a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note 20.

Inventories

Worldwide inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. Refer to Note 6.

Investments

Investments in marketable equity securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss), net of tax. Refer to Notes 8 and 19.

Goodwill and Other Intangible Assets

Goodyear adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective January 1, 2002. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Goodyear has elected to perform the goodwill impairment test annually as of July 31. If considered impaired, the goodwill or intangible asset with an indefinite useful life is written down to fair value. Prior to January 1, 2002, Goodyear was amortizing goodwill over its estimated useful life, based on an evaluation of all relevant factors. The carrying amount and estimated useful life of goodwill were reviewed whenever events or circumstances indicated that revisions might have been warranted. Refer to Note 7.

Properties and Plants

Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Refer to Note 9.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under Goodyear’s cooperative advertising program with dealers and franchisees are recorded as reductions of sales as related revenues are recognized. Refer to Note 17.

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated Other Comprehensive Income (Loss). Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

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

Stock-Based Compensation

The Company used the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period. Refer to Note 12.

      The following table presents the pro forma effect from using the fair value method to measure compensation cost:

		Restated

	2003	2002	2001
(In millions, except per share)
Net income (loss) as reported	$(802.1)	$(1,227.0)	$(254.1)
Add: Stock-based compensation expense (income) included in net income (net of tax)	1.3	(5.6)	3.3
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(28.0)	(28.7)	(33.8)

Net income (loss) as adjusted	$(828.8)	$(1,261.3)	$(284.6)

Net income (loss) per share:
Basic — as reported	$(4.58)	$(7.35)	$(1.59)
— as adjusted	(4.73)	(7.55)	(1.78)
Diluted — as reported	$(4.58)	$(7.35)	$(1.59)
— as adjusted	(4.73)	(7.55)	(1.78)

Per Share of Common Stock

Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options (computed using the treasury stock method). All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 12.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to Note 14.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, deferred tax asset valuation allowances, warranty, workers’ compensation, litigation, general and product liabilities, environmental liabilities, pension and postretirement benefits, and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

      Derivative contracts are reported at fair value on the Consolidated Balance Sheet as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (OCI). Ineffectiveness in hedging relationships is recorded as Other (Income) and Expense in the current period.

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

termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Gains and losses on contracts that Goodyear temporarily continues to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income as Other (Income) and Expense.

      Refer to Note 11.

Concentrations of Labor

At December 31, 2003, approximately 60% of the Company’s employees were covered by collective bargaining agreements. 30% of the Company’s employees were covered by collective bargaining agreements that will expire in 2004. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation. Charges related to general and product liability-discontinued products for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company have been reclassified from Selling, Administrative & General Expense (SAG) to Other (Income) and Expense due to the non-operational nature of these claims. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG. Refer to Note 4, Other (Income) and Expense and Note 20, Commitments and Contingent Liabilities, for further information about general and product liabilities.

Note 2.	Restatement

These financial statements have been restated to reflect adjustments to the Company’s financial information previously reported on Form 10-K for the years ended December 31, 2002 and 2001. The Company’s 2003 and 2002 quarterly financial information also has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. Amounts disclosed in this note that are as of or for the periods ended March 31, 2003; June 30, 2003; or September 30, 2003 are all unaudited. The restatement also affects periods prior to 2001. The Company identified adjustments through the current date that were required to be recorded which reduced previously reported after-tax income by a total of $280.8 million. Of this amount, $56.2 million was included in 2003 net income. The impact on net income for the years ended December 31, 2002 and 2001 was $121.2 million and $50.5 million, respectively. The impact related to years prior to 2001 was a decrease in retained earnings of $52.9 million at January 1, 2001. Total shareholders’ equity at September 30, 2003 was also reduced by adjustments to Accumulated Other Comprehensive Income (Loss) (OCI) of $183.9 million. The restated financial statements have been prepared by management and reflect all adjustments known to management.

      The total reductions in net income of $280.8 million include $31.3 million recorded in the quarter ended June 30, 2003; $84.7 million in additional items previously reflected in the restated financial results included in the Form 8-K filed on November 20, 2003 and the Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003; and $164.8 million in additional items reflected in the financial statements included in the Form 10-K for the year ended December 31, 2003 filed on May 19, 2004.

      The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

Company identified various adjustments that were recorded in the second quarter and needed to be recorded in the third quarter of 2003 arising out of account reconciliations. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued financial statements on the Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company in October 2003 that the failure to identify or monitor certain conditions with respect to certain general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening.

      In December 2003, the Company discovered accounting irregularities in its European Union Tire business segment. The Audit Committee initiated a special investigation of these irregularities, and this investigation was subsequently expanded to other overseas locations. The investigations identified accounting irregularities primarily related to earnings management whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. In the first and second quarters of 2004, the Company identified other adjustments. Some of these adjustments resulted from accounting irregularities resulting in the understatement of workers’ compensation liability and related to the valuation of real estate received in payment of trade accounts receivable in Chile. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement was necessary.

      In May 2004, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts.

      This Form 10-K for the year ended December 31, 2003 also includes changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

      The adjustments resulting from the Company’s initial restatement efforts, the special overseas accounting and workers’ compensation investigations, and the 2003 year-end closing process are described as follows:

Accounting Irregularities. This category includes adjustments reducing income before tax by a total of $29.0 million related to periods ending September 30, 2003 and earlier. These adjustments resulted from the overseas special accounting investigation, the understatement of the Company’s liability for workers’ compensation payments, the improper deferral of manufacturing variances in 1998, and certain adjustments in Chile, including the correction of the valuation of real estate received in payment for trade accounts receivable.

      Adjustments reducing income by a total of $9.2 million before tax were included in the restatement as a result of the special accounting investigation in Europe and Asia. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred beyond the third quarter of 2003. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. As part of this

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

investigation, an adjustment was made to defer income of $3.9 million before tax beyond the third quarter of 2003 that was improperly recognized in prior periods.

      The workers’ compensation adjustments totaled $17.7 million before tax related to periods ending on September 30, 2003 and earlier. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company. Of the $17.7 million before tax adjustment, $4.1 million affected income before tax for the nine months ended 2003, $5.6 million and $2.3 million affected income before tax for the years ended December 31, 2002 and 2001, respectively, and $5.7 million affected pre-2001 income before tax. In addition, in the fourth quarter of 2003, $6.2 million before tax was recorded relating to the understatement.

      In the second quarter of 1999, the Company discovered that $18.1 million of manufacturing variances at one of its United States tire manufacturing plants had been improperly deferred from 1998 to 1999. When the matter was discovered in the second quarter of 1999, the Company recorded the remaining costs that had not previously been recorded. As part of this restatement, the Company reduced income before tax in 1998 by $18.1 million and increased income before tax in 1999 by the same amount.

      In 2000, the Company received approximately 13 acres of land in Santiago, Chile, in payment for trade accounts receivable from one of its Chilean customers. At the time, the Company recorded the land based upon an inappropriate appraisal. In the first quarter of 2004, the Company had an additional appraisal performed that appropriately valued the land at a much lower value. The Audit Committee requested an investigation into the matter, and as a result, the Company recorded an adjustment to reduce the valuation of the land. The adjustment reduced income before tax by $1.5 million in 2000. The Company also identified other adjustments in Chile whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. Adjustments of $0.6 million before tax were recorded related to these accounts.

      A summary of the accounting irregularities adjustments and the time periods affected follows:

	Nine Months	Year Ended
	Ended	December 31,
	September 30, 2003
	(Unaudited)	2002	2001	Pre-2001	Total
(In millions, all amounts before tax)
Income (Expense)
Accruals and deferred expenses — Europe and Asia	$4.5	$0.5	$(8.3)	$(2.0)	$(5.3)
Deferred income — Europe	—	(2.9)	(1.0)	—	(3.9)
Workers’ compensation	(4.1)	(5.6)	(2.3)	(5.7)	(17.7)
Accruals and deferred expenses — Chile	—	4.5	(1.6)	(3.5)	(0.6)
Land valuation — Chile	—	—	—	(1.5)	(1.5)

	$0.4	$(3.5)	$(13.2)	$(12.7)	$(29.0)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

Account Reconciliations. This category includes adjustments totaling $144.9 million before tax resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

      The following categories represent a majority of the account reconciliation adjustments included in the restatement (all amounts are before tax unless otherwise noted):

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. The $28.8 million Interplant charge corrects an overstatement of income and assets. The most significant items in this category are 1) fixed assets and inventory of $26.0 million which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate $2.8 million of fixed assets.

B.	North American Tire (NAT) Receivables. The adjustment to accounts receivable of $25.0 million is attributable to amounts erroneously recorded in Goodyear’s general ledger during the period April 1999 to November 2000. During this period, Goodyear implemented certain modules of an ERP accounting system. These modules were not properly integrated with existing systems resulting in an overstatement of sales and accounts receivable in the general ledger. This overstatement had to be reversed. Billings to customers and cash collections were appropriate during this period.

C.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

D.	Wingfoot Commercial Tire Systems, LLC. On November 1, 2000, Goodyear made a contribution, which included inventory, to Wingfoot Commercial Tire Systems, LLC, a consolidated subsidiary. On a consolidated basis, the inventory was valued at Goodyear’s historical cost. Upon the sale of the inventory, consolidated cost of goods sold was understated by $11.0 million. Additionally, inventory and fixed asset losses totaling $4.2 million were not expensed as incurred and were written off in connection with the restatement.

E.	Fixed Assets. The adjustments to other fixed assets totaled $13.1 million and related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed.

F.	General and Product Liability. The expense for general and product claims increased $11.6 million for the third quarter and nine months ended September 30, 2003, and related to the timing of the recognition of certain liabilities for Entran II claims. Goodyear reached final agreement with one of its insurers in November 2003, prior to filing the third quarter 10-Q, and recorded both a receivable and separately a corresponding liability related to Entran II matters. This amount will be reflected in the Company’s amended quarterly report on Form 10-Q for the period ended September 30, 2003 when filed.

      In addition, adjustments totaling $23.0 million were recorded in OCI. An adjustment was made to record an $18 million charge to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.         Restatement (continued)

March 2003. An adjustment was also made to record a $6.8 million charge to currency translation, with an offsetting credit to long-term assets. The adjustment affected the period from January 1, 2003 to September 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. The cumulative amount of out-of-period adjustments was a decrease to income before tax of $0.6 million.

      The most significant item in this category relates to the timing of the recognition of certain SAG expenses. As a result of the integration of the new enterprise resource planning system into the Company’s accounting processes beginning in 1999, certain expenses were incorrectly capitalized in inventory during 2001, 2000 and 1999. The Company recorded an adjustment totaling $16.8 million before tax during 2002 to correct the impact on prior years. Of this amount, $13.9 million before tax applied to 2001.

Discount Rate Adjustments. In preparing the 2003 financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Total reductions to income before tax for 2000-2003 were $18.9 million, of which $13.0 million decreased income before tax for the nine months ended September 30, 2003, and $14.9 million and $5.5 million decreased income before tax for the years ended December 31, 2002 and 2001, respectively. Pre-2001 income before tax was increased by $14.5 million as a result of these adjustments. This change also resulted in a charge to deferred pension costs in accumulated other comprehensive income (loss) (OCI) totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. The cumulative effect of Chemical Product segment adjustments at September 30, 2003 was a decrease to income before tax of $7.7 million.

Tax Adjustments. As a result of the restatement adjustments, an additional Federal and state valuation allowance of $121.6 million (including the $81.2 million charge for discount rate adjustments) was required to be recognized in 2002, the period in which the Company previously provided for its valuation allowance. The remaining amounts relate to the correction of errors in the computation of deferred tax assets and liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in Income (loss)

	Years Ended December 31,

	2002	2001	Pre-2001	Total
(In millions, except per share)
Net loss as originally reported	$(1,105.8)	$(203.6)
Adjustments (pretax):
Accounting Irregularities	(3.5)	(13.2)	$(12.7)	$(29.4)
Account Reconciliations	(6.8)	(12.8)	(82.5)	(102.1)
Out-of-Period	15.2	(14.5)	(2.1)	(1.4)
Discount Rate Adjustments	(14.9)	(5.5)	14.5	(5.9)
Chemical Products Segment	14.2	(18.9)	(3.6)	(8.3)

Total adjustments (pretax)	4.2	(64.9)	(86.4)	(147.1)
Tax effect of restatement adjustments	(2.9)	17.9	32.3	47.3
Tax adjustments	(122.5)	(3.5)	1.2	(124.8)

Total taxes	(125.4)	14.4	33.5	(77.5)

Total net adjustments	(121.2)	(50.5)	$(52.9)	$(224.6)

Net loss as restated	$(1,227.0)	$(254.1)

Per Share of Common Stock:
Net loss — Basic as originally reported	$(6.62)	$(1.27)
Effect of net adjustments	(0.73)	(0.32)

Net loss — Basic as restated	$(7.35)	$(1.59)

Net loss — Diluted as originally reported	$(6.62)	$(1.27)
Effect of net adjustments	(0.73)	(0.32)

Net loss — Diluted as restated	$(7.35)	$(1.59)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for each of the years ended December 31, 2002 and 2001, respectively.

	Year Ended December 31, 2002		Year Ended December 31, 2001

	As Originally		As Originally
	Reported	As Restated	Reported	As Restated
(In millions, except per share)
Net Sales	$13,850.0	$13,856.2	$14,147.2	$14,162.5
Cost of Goods Sold	11,313.9	11,303.9	11,619.5	11,685.3
Selling, Administrative and General Expense	2,223.9	2,203.2	2,248.8	2,220.5
Rationalizations	8.6	5.5	206.8	210.3
Interest Expense	241.3	241.7	292.4	297.1
Other (Income) and Expense	25.8	56.8	11.8	40.8
Foreign Currency Exchange	(10.2)	(9.7)	0.1	10.0
Equity in Earnings of Affiliates	8.8	13.2	40.6	39.7
Minority Interest	55.8	55.3	0.2	(3.3)

Loss before Income Taxes	(17.9)	(13.7)	(273.0)	(337.9)
U.S. and Foreign Taxes on Income (Loss)	1,087.9	1,213.3	(69.4)	(83.8)

Net Loss	$(1,105.8)	$(1,227.0)	$(203.6)	$(254.1)

Net Loss per share — Basic	$(6.62)	$(7.35)	$(1.27)	$(1.59)
Average Shares Outstanding	167.0	167.0	160.0	160.0
Net Loss per share — Diluted	$(6.62)	$(7.35)	$(1.27)	$(1.59)
Average Shares Outstanding	167.0	167.0	160.0	160.0

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2002.

	December 31, 2002

	As Originally Reported	As Restated
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$923.0	$918.1
Short term securities	24.3	24.3
Accounts and notes receivable	1,459.7	1,438.1
Inventories	2,371.6	2,346.2
Prepaid expenses and other current assets	448.1	453.7

Total Current Assets	5,226.7	5,180.4
Long Term Accounts and Notes Receivable	236.3	242.8
Investments in and Advances to Affiliates	141.7	139.2
Other Assets	254.9	253.0
Goodwill	607.4	602.6
Other Intangible Assets	161.3	161.4
Deferred Income Tax	207.5	187.0
Prepaid and Deferred Pension Costs	913.4	913.4
Deferred Charges	205.1	202.7
Properties and Plants	5,192.3	5,156.2

Total Assets	$13,146.6	$13,038.7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

	December 31, 2002

	As Originally Reported	As Restated
(Dollars in millions)
Liabilities
Current Liabilities:
Accounts payable-trade	$1,502.2	$1,515.4
Compensation and benefits	961.2	913.6
Other current liabilities	481.6	512.3
United States and foreign taxes	473.2	358.2
Notes payable	283.4	283.4
Long term debt due within one year	369.8	369.8

Total Current Liabilities	4,071.4	3,952.7
Long Term Debt and Capital Leases	2,989.0	2,989.8
Compensation and Benefits	4,194.2	4,497.3
Other Long Term Liabilities	501.2	615.7
Minority Equity in Subsidiaries	740.2	727.8

Total Liabilities	12,496.0	12,783.3
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares
Outstanding shares, 175,309,002	175.3	175.3
Capital Surplus	1,390.3	1,390.1
Retained Earnings	2,007.1	1,782.5
Accumulated Other Comprehensive Income (Loss)	(2,922.1)	(3,092.5)

Total Shareholders’ Equity	650.6	255.4

Total Liabilities and Shareholders’ Equity	$13,146.6	$13,038.7

Note 3.	Costs Associated with Rationalization Programs

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. The net amounts of rationalization charges to the Consolidated Statement of Operations were as follows:

		Restated

	2003	2002	2001
(In millions)
New charges	$307.2	$26.5	$214.4
Reversals	(15.7)	(18.0)	(4.1)
Other credits	—	(3.0)	—

	$291.5	$5.5	$210.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.	Costs Associated with Rationalization Programs (continued)

The following table shows the reconciliation of the liability balance between periods:

	Associate-	Other Than Associate-
	related Costs	related Costs	Total
(In millions)
Accrual balance at December 31, 2000	$104.5	$32.9	$137.4
2001 charges	127.3	87.1	214.4
Charge to goodwill	5.7	—	5.7
Incurred	(159.5)	(66.0)	(225.5)
Reversed to goodwill	(5.0)	(0.5)	(5.5)
Reversed to the income statement	(3.9)	(0.2)	(4.1)

Accrual balance at December 31, 2001	69.1	53.3	122.4
2002 charges	19.5	7.0	26.5
Incurred	(49.5)	(11.7)	(61.2)
Reversed to goodwill	(0.5)	—	(0.5)
Reversed to the income statement	(13.3)	(4.7)	(18.0)

Accrual balance at December 31, 2002	25.3	43.9	69.2
2003 charges	295.3	11.9	307.2
Incurred	(200.4)	(15.5)	(215.9)
Reversed to goodwill	—	(2.9)	(2.9)
Reversed to the income statement	(11.7)	(4.0)	(15.7)

Accrual balance at December 31, 2003	$108.5	$33.4	$141.9

During 2003, net charges of $291.5 million ($267.1 million after tax or $1.27 per share) were recorded, which included reversals of $15.7 million ($14.3 million after tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.34 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management.

      In 2003, $200.4 million and $15.5 million, respectively, was incurred primarily for severance payments and noncancellable lease costs. The majority of the remaining accrual balance for all programs of $141.9 million is expected to be utilized by the end of 2004.

      As part of the 2003 rationalization program, Goodyear closed its Huntsville, Alabama tire facility in the fourth quarter. Of the $307.2 million of new rationalization charges, approximately $138 million related to the Huntsville closure primarily for associate-related costs for approximately 1,100 associates, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in approximately $35 million of asset impairment charges and $85 million of asset writeoffs and accelerated depreciation charges. These amounts are recorded as cost of goods sold (CGS) on the Consolidated Statement of Operations. The accelerated depreciation charges were recorded on the machinery

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.	Costs Associated with Rationalization Programs (continued)

& equipment and spare parts that were being disposed as of the date of the shutdown for the period from the date the shutdown was announced to the date the plant was closed. An asset impairment charge was recorded for the land and buildings to write down the balance to fair value based on expected future cash flows.

      Approximately $8 million of construction in progress was written off in CGS in the first quarter 2003 related to the research and development rationalization plan. CGS also included accelerated depreciation charges of approximately $5 million for equipment taken out of service in the European Union related to two rationalization plans in 2003 at Goodyear’s Wolverhampton facility.

      Goodyear recorded a net rationalization charge totaling $5.5 million (as restated) ($6.4 million after tax or $0.03 per share (as restated)) in 2002, which included reversals of $18.0 million (as restated) ($14.3 million after tax or $0.09 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes, new charges of $26.5 million ($23.0 million after tax or $0.14 per share) and other credits of $3.0 million (as restated) ($2.3 million after tax or $0.02 per share (as restated)). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to a non-cash writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $6 million, lower lease cancellation fees in the European Union of approximately $6 million and sublease contract signings in North America of approximately $3 million. $1.7 million of the reversals represents a portion of a legal reserve related to a previous rationalization plan in the Asia region, determined to be no longer necessary as a result of a court ruling in Goodyear’s favor. The $3.0 million of other credits to restructuring expense represent the writeoff of a deferred gain from a sale leaseback transaction. Goodyear exited the location in the fourth quarter of 2002 and wrote off the remaining deferred gain against restructuring to offset the restructuring charge recorded for that location. The reversals do not represent a change in the plan originally approved by management. Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States under the programs initiated in 2002. As of December 31, 2003, approximately 810 associates have been released, including approximately 540 associates in 2003.

      Goodyear recorded net rationalization charges totaling $210.3 million (as restated) ($161.4 million after tax or $1.00 per share (as restated)) in 2001, which included $4.1 million of reversals of prior year reserves no longer needed for their originally intended purposes. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Of this charge, $132.0 million (as restated) related to future cash outflows, primarily associate severance and noncancellable lease costs, and $82.4 million (as restated) related to non-cash charges, primarily for the writeoff of equipment taken out of service. Goodyear provided for the release of approximately 3,700 associates around the world, primarily production and administrative associates under the programs initiated in 2001. As of December 31, 2003, approximately 3,570 associates have been released, as opposed to the 3,700 originally planned for, including approximately 70 associates in 2003. Goodyear completed these actions during 2003 with the exception of ongoing severance and noncancellable lease payments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.	Costs Associated with Rationalization Programs (continued)

      The following table summarizes, by segment, the total charges expected to be recorded, the total amounts recorded in 2003, the total costs incurred in 2003 and the total amounts reversed in 2003, related to the new charges taken in 2003:

	Total Charge
	Expected to be	Total Charge	Total Amount	Total Amount
	Recorded	Recorded in 2003	Incurred in 2003	Reversed in 2003
(In millions)
North American Tire	$220.0	$200.7	$144.6	$8.8
European Union Tire	63.0	59.3	15.1	1.0
Latin American Tire	12.0	10.4	5.5	0.4
Engineered Products	32.0	29.4	18.7	—
Corporate	8.0	7.4	3.9	0.2

	$335.0	$307.2	$187.8	$10.4

The additional restructuring costs not yet recorded are expected to be incurred and recorded in 2004 and subsequent periods.

Note 4.	Other (Income) and Expense

		Restated

	2003	2002	2001
(In millions)
Asset sales	$21.5	$(28.0)	$(45.8)
Interest income	(25.9)	(18.8)	(13.5)
Financing fees and financial instruments	99.4	48.4	50.1
General and product liability — discontinued products	145.4	33.8	31.1
Miscellaneous	26.9	21.4	18.9

	$267.3	$56.8	$40.8

Other (Income) and Expense in 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) in the second quarter. 2003 included a loss of $11.6 million ($11.2 million after tax or $0.07 per share) on the sale of assets in the Engineered Products, North American Tire and European Union Tire Segments. 2003 also included a gain of $7.7 million ($6.4 million after tax or $0.04 per share) resulting from the sale of land in the Asia Tire Segment and assets in the Latin American and European Union Tire Segments. During 2002, Goodyear recorded a gain of $28.0 million (as restated) ($23.7 million after tax or $0.14 per share (as restated)) resulting from the sale of land and buildings in the Latin American Tire, Engineered Products and European Union Tire Segments. 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($4.1 million after tax or $0.02 per share). In 2001, Goodyear recorded a gain of $18.4 million (as restated) ($14.7 million after tax or $0.09 per share (as restated)) resulting from the sale of land and buildings in the European Union Tire Segment in the first quarter. Additionally, Goodyear recorded a gain of $27.4 million ($16.9 million after tax or $0.10 per share) resulting from the sale of the Specialty Chemical Business in the 2001 fourth quarter. Refer to Note 18 for further information on Business Segments.

      Interest income consists of amounts earned on deposits. At December 31, 2003, $648.6 million or 41.4% of Goodyear’s cash, cash equivalents and short term securities was concentrated in Europe, primarily western Europe, ($354.2 million or 37.6% at December 31, 2002), $176.3 million or 11.3% was concentrated in Latin America, primarily Brazil, ($142.6 million or 15.1% at December 31, 2002) and $116.8 million or 7.5% was concentrated in Asia ($68.8 million (as restated) or 7.3% at December 31, 2002).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Other (Income) and Expense (continued)

      Financing fees and financial instruments increased in 2003 due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Financing fees and financial instruments included $45.6 million in 2003 related to the new facilities. Refer to Note 11, Financing Arrangements and Derivative Financial Instruments, for further information about the restructuring and refinancing.

      General and product liability-discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims, primarily for a proposed settlement of such claims. Goodyear recorded net charges for General and product liability-discontinued products totaling approximately $145 million in 2003 which included recognition of a receivable of approximately $131 million from Goodyear’s insurance carriers. Refer to Note 20, Commitments and Contingent Liabilities, for further information about general and product liabilities.

Note 5.	Accounts and Notes Receivable

		Restated

	2003	2002
(In millions)
Accounts and notes receivable	$2,749.7	$1,540.2
Allowance for doubtful accounts	(128.2)	(102.1)

	$2,621.5	$1,438.1

Accounts and Notes Receivable includes other non-trade receivables of $363.2 million and $253.2 million (as restated) at December 31, 2003 and 2002, respectively.

      Prior to April 1, 2003, Goodyear maintained a program for the continuous sale of substantially all of its domestic trade accounts receivable to Wingfoot A/ R LLC, a wholly-owned limited liability subsidiary company that was a bankruptcy-remote special purpose entity. A similar program also was maintained for substantially all of the Company’s Canadian trade accounts receivable. The results of operations and financial position of Wingfoot A/ R LLC were not included in the consolidated financial statements of Goodyear as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Wingfoot A/ R LLC purchased Goodyear’s receivables with (a) the cash proceeds of borrowings from a group of four bank-affiliated issuers of commercial paper, which borrowings ($624.1 million at December 31, 2002) were secured by the trade accounts receivable purchased from Goodyear, (b) the proceeds of Goodyear’s equity investment in Wingfoot A/ R LLC, and (c) a subordinated note payable to Goodyear. Goodyear retained the responsibility for servicing the receivables. As the receivables were collected, the cash proceeds were used to purchase additional receivables. Goodyear paid fees under the program based on certain variable market interest rates and other agreed amounts. These fees were reported as Other (Income) and Expense. Wingfoot A/ R LLC could borrow up to $700 million from the note purchasers. The amount that could be borrowed from time to time by Wingfoot A/ R LLC depended on, among other things, the total uncollected balance of receivables owned by it. The Company retained the risk of the non-payment of receivables it sold to Wingfoot A/ R LLC to the extent of its investment in the equity of Wingfoot A/ R LLC and in the subordinated note issued by Wingfoot A/ R LLC to Goodyear. The aggregate amount of Goodyear’s investments in Wingfoot A/ R LLC was $313.1 million at December 31, 2002. This program was terminated on April 1, 2003. Accordingly, accounts receivable sold under this program are now recognized on Goodyear’s Consolidated Balance Sheet, and the related subordinated note receivable and investment in the equity of Wingfoot A/ R LLC were derecognized. Goodyear’s consolidated debt increased by $577.5 million and Wingfoot A/ R LLC transferred cash to Goodyear totaling $32.2 million at April 1, 2003. This cash represented collections of accounts receivable which had not yet been reinvested in additional Goodyear receivables prior to the termination of the program.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Accounts and Notes Receivable (continued)

      The following table presents certain cash flows related to this program:

	2003	2002
(In millions)
Proceeds from collections reinvested in previous securitizations	$1,089.1	$5,835.4
Servicing fees received	1.2	6.3
Reimbursement for rebates and discounts issued	28.2	116.8
Cash used for termination of program	545.3	—

International subsidiaries of Goodyear have established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At December 31, 2003, the value in U.S. dollars of which these international subsidiaries could borrow was $104.2 million, compared to $283.5 million at December 31, 2002. The following table presents certain cash flows related to these programs:

	2003	2002
(In millions)
Proceeds from collections reinvested in previous securitizations	$1,440.3	$2,015.8
Reimbursement for rebates and discounts issued	76.5	54.2

In addition, various other international subsidiaries of Goodyear sold certain of their trade receivables during 2003 and 2002. The receivable financing programs of these international subsidiaries did not utilize an SPE at December 31, 2003. At December 31, 2003, the value in U.S. dollars of which these international subsidiaries could borrow was $18.6 million, compared to $129.8 million at December 31, 2002. The total amount of financing provided from all domestic and international agreements worldwide was $122.8 million at December 31, 2003, compared to $916.1 million at December 31, 2002.

Note 6.	Inventories

		Restated

	2003	2002
(In millions)
Raw materials	$459.2	$459.2
Work in process	112.2	97.4
Finished products	1,893.6	1,789.6

	$2,465.0	$2,346.2

Note 7.	Goodwill and Other Intangible Assets

Goodyear adopted SFAS 142 effective January 1, 2002. This standard specifies, among other things, that goodwill no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. In accordance with the provisions of SFAS 142, Goodyear completed the initial impairment testing by June 30, 2002. Based on the results of the testing, no impairment was indicated. In addition, Goodyear completed the required annual impairment testing of goodwill as of July 31, 2003 and 2002, and based on the results of the testing, no impairment was indicated.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets (continued)

      The following table presents goodwill, intangible assets and accumulated amortization balances at December 31, 2003 and 2002:

				Restated

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In millions)
Goodwill	$745.6	$(123.1)	$622.5	$721.2	$(118.6)	$602.6

Intangible assets with indefinite lives	$114.4	$(7.3)	$107.1	$114.4	$(7.3)	$107.1
Trademarks and Patents	44.6	(16.8)	27.8	35.2	(11.6)	23.6
Other intangible assets	35.8	(8.9)	26.9	35.0	(4.3)	30.7

Total other intangible assets	$194.8	$(33.0)	$161.8	$184.6	$(23.2)	$161.4

During 2003, net goodwill increased by approximately $23 million due to currency translation.

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

      The net carrying amount of goodwill allocated by reporting unit is as follows:

	Restated	Purchase Price	Translation &
	Balance at	Adjustment	Other	Balance at
	December 31, 2002	Reversals	Adjustments	December 31, 2003
(In millions)
North American Tire	$98.5	$—	$0.5	$99.0
European Union Tire	305.3	(2.9)	11.2	313.6
Eastern Europe, Africa and Middle East Tire	115.9	—	10.4	126.3
Latin American Tire	1.2	—	(0.3)	0.9
Asia Tire	63.7	—	0.1	63.8
Engineered Products	18.0	—	0.9	18.9
Chemical Products	—	—	—	—

	$602.6	$(2.9)	$22.8	$622.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets (continued)

	Restated

			Translation &
	Balance at	Goodwill	Other	Balance at
	December 31, 2001	Acquired	Adjustments	December 31, 2002
(In millions)
North American Tire	$84.5	$9.5	$4.5	$98.5
European Union Tire	293.3	—	12.0	305.3
Eastern Europe, Africa and Middle East Tire	101.4	6.8	7.7	115.9
Latin American Tire	1.2	—	—	1.2
Asia Tire	62.8	—	0.9	63.7
Engineered Products	18.3	—	(0.3)	18.0
Chemical Products	—	—	—	—

	$561.5	$16.3	$24.8	$602.6

Also, during the fourth quarter of 2002, Goodyear recorded AUD$28.5 million (approximately US$16 million at December 31, 2002) of other intangible assets for a supply agreement with South Pacific Tyres (SPT), a tire manufacturer in Australia and New Zealand in which Goodyear owns a 50% interest. The agreement provides that Goodyear will be the exclusive provider of certain tires to SPT for the ten-year period ending December 31, 2012. The AUD$28.5 million will be amortized over the ten-year life of the agreement.

      Amortization expense for intangible assets totaled $6.6 million, $4.3 million (as restated) and $2.4 million for 2003, 2002 and 2001, respectively. Goodyear estimates that annual amortization expense related to intangible assets will range from approximately $4 million to $6 million during each of the next five years and the weighted average remaining amortization period is approximately 17 years.

      The total carrying amount of intangible assets not subject to amortization totaled $107.1 million at December 31, 2003 and 2002. This amount is related to a non-compete agreement resulting from the global alliance with Sumitomo Rubber Industries, Ltd. that commenced operations on September 1, 1999 and a trademark in Europe. In accordance with SFAS 142, Goodyear completed the initial impairment testing prior to March 31, 2002. Based on the results of the testing, no impairment was indicated. In addition, Goodyear completed the required annual impairment testing for 2003 and 2002, and based on the results of the testing, no impairment was indicated.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets (continued)

      The following table presents the transitional disclosures required by SFAS 142:

	Year Ended December 31,

		Restated

	2003	2002	2001
(In millions, except per share)
Net income (loss)	$(802.1)	$(1,227.0)	$(254.1)
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	—	27.5

Adjusted net income (loss)	$(802.1)	$(1,227.0)	$(226.6)

Basic earnings per share:
Net income (loss)	$(4.58)	$(7.35)	$(1.59)
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	—	0.17

Adjusted net income (loss)	$(4.58)	$(7.35)	$(1.42)

Diluted earnings per share:
Restated net income (loss)	$(4.58)	$(7.35)	$(1.59)
Add back: Amortization of goodwill and intangible assets with indefinite lives (net of tax)	—	—	0.17

Adjusted net income (loss)	$(4.58)	$(7.35)	$(1.42)

Note 8.	Investments

Investments

The Company owns 3,421,305 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2003 (the “Sumitomo Investment”) (24,254,306 shares at December 31, 2002). The fair value of the Sumitomo Investment was $18.6 million and $97.5 million at December 31, 2003 and 2002, respectively, and is included in Other Assets on the Consolidated Balance Sheet. Goodyear has classified the Sumitomo Investment as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of the Sumitomo Investment are reported in the Consolidated Balance Sheet as OCI. At December 31, 2003, the gross unrealized holding gain on the Sumitomo Investment totaled $2.1 million ($3.6 million after tax), compared to the unrealized holding loss of $19.5 million ($9.3 million after tax) at December 31, 2002.

      During 2003, the Company sold 20,833,000 shares of SRI for approximately $83 million and recorded a loss of $17.6 million ($8.9 million after tax or $0.05 per share). Goodyear had acquired a 10% ownership of SRI as part of the 1999 global alliance between the two companies. Goodyear now holds approximately 1.5% of SRI’s outstanding shares. Also during 2003, the Company transferred its 80% ownership of Sava Tires Joint Venture Holding d.o.o. (“Sava Tire”), a tire manufacturing subsidiary in Slovenia, to Goodyear Dunlop Tires Europe B.V. (“GDTE”) for $282.3 million. Goodyear owns 75% of GDTE. As a result of this transaction, Goodyear now indirectly owns 60% of Sava Tire. Refer to Note 23, Subsequent Events, for further information about Sava Tire. Additionally in 2003, the Company purchased Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for $71.2 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Investments (continued)

      During 2002, the Company acquired additional shares of Sava Tire at a cost of $38.9 million. The Company’s ownership of this subsidiary increased from 60% to 80%. Also, during 2002, the Company acquired additional shares of its tire manufacturing subsidiary in Turkey at a cost of $15.9 million. The Company’s ownership of this subsidiary increased from 59.4% to 74.6%.

      Dividends received by the Company from its consolidated subsidiaries for 2003, 2002 and 2001 were $219.0 million, $113.1 million and $114.8 million, respectively. Dividends received by the Company from its unconsolidated affiliates accounted for using the equity method for 2003, 2002 and 2001 were $2.8 million, $1.6 million and $3.0 million, respectively.

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

Note 9.	Properties and Plants

				Restated

	2003			2002

		Capital			Capital
	Owned	Leases	Total	Owned	Leases	Total
(In millions)
Properties and plants, at cost:
Land and improvements	$341.6	$9.3	$350.9	$384.4	$15.9	$400.3
Buildings and improvements	1,651.8	67.9	1,719.7	1,643.1	109.2	1,752.3
Machinery and equipment	9,872.4	92.1	9,964.5	9,019.9	88.4	9,108.3
Construction in progress	418.9	—	418.9	467.8	—	467.8

	12,284.7	169.3	12,454.0	11,515.2	213.5	11,728.7
Accumulated depreciation	(7,162.9)	(83.9)	(7,246.8)	(6,491.2)	(81.3)	(6,572.5)

	$5,121.8	$85.4	$5,207.2	$5,024.0	$132.2	$5,156.2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Properties and Plants (continued)

The weighted average useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, approximately 18 years; machinery and equipment, approximately 10 years.

Note 10.	Leased Assets

Net rental expense charged to income follows:

		Restated

	2003	2002	2001
(In millions)
Gross rental expense	$330.5	$298.8	$290.3
Sublease rental income	(64.9)	(68.4)	(67.8)

	$265.6	$230.4	$222.5

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

      While substantially all subleases and some operating leases are cancellable for periods beyond 2004, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, Goodyear would normally expect to renew the leases or substitute another more favorable retail location.

      The following table presents minimum future lease payments:

						2009 and
	2004	2005	2006	2007	2008	Beyond	Total
(In millions)
Capital Leases
Minimum lease payments	$8.3	$7.0	$6.3	$5.8	$5.8	$41.0	$74.2
Imputed interest							(24.9)
Executory costs							(1.2)

Present value							$48.1

Operating Leases
Minimum lease payments	$287.2	$236.8	$188.9	$145.4	$106.3	$497.8	$1,462.4
Minimum sublease rentals	(43.8)	(33.7)	(25.0)	(18.0)	(12.2)	(13.6)	(146.3)

	$243.4	$203.1	$163.9	$127.4	$94.1	$484.2	$1,316.1

Imputed interest							(503.8)

Present value							$812.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets (continued)

The Company is a party to lease agreements with several unrelated SPEs that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $60 million in these SPEs. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003 resulting in an increase in long term liabilities of approximately $34 million and an increase in net property of approximately $28 million. The Company also recorded a $6.1 million charge in other (income) and expense due to the adoption of this new standard. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these SPEs were included in SAG prior to the third quarter 2003. Effective with the third quarter 2003, the financing costs are recognized as Interest Expense.

Note 11.	Financing Arrangements and Derivative Financial Instruments

Goodyear had credit arrangements of $5.90 billion available at December 31, 2003, of which $335.0 million were unused.

Short Term Debt and Financing Arrangements

At December 31, 2003, Goodyear had short term committed and uncommitted credit arrangements totaling $347.0 million, of which $209.3 million were unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

      Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $251.2 million at December 31, 2003, compared to $653.2 million at December 31, 2002. Current maturities of long term debt represented $113.5 million of this total, with a weighted average interest rate of 5.25% at December 31, 2003 ($369.8 million and 7.83% at December 31, 2002, respectively). The remaining $137.7 million was short term debt of international subsidiaries, with a weighted average interest rate of 4.81% at December 31, 2003 ($283.4 million and 5.31% at December 31, 2002, respectively).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Long Term Debt and Financing Arrangements

At December 31, 2003, Goodyear had long term credit arrangements totaling $5.55 billion, of which $125.6 million were unused.

      The following table presents long term debt at December 31:

		Restated

	2003	2002
(In millions)
5.375% Swiss franc bond due 2006	$128.0	$114.0
6.375% Euro Notes due 2005	504.6	418.8
Notes:
8 1/8% due 2003	—	300.0
6 5/8% due 2006	264.5	269.2
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
7% due 2028	149.1	149.0
Bank term loans:
$645 million senior secured U.S. term facility due 2005	583.3	—
$650 million senior secured European facilities due 2005	400.0	—
$1.30 billion senior secured asset-backed credit facilities due 2006	800.0	—
Bank term loans due 2004 and 2005	—	850.0
Revolving credit facilities due 2005 and 2006	839.0	—
Other domestic and international debt	173.3	145.0

	4,891.6	3,295.8
Capital lease obligations	48.1	63.8

	4,939.7	3,359.6
Less portion due within one year	113.5	369.8

	$4,826.2	$2,989.8

At December 31, 2003, the fair value of Goodyear’s long term fixed rate debt amounted to $2.11 billion, compared to its carrying amount of $2.23 billion. At December 31, 2002, the fair value of Goodyear’s long term fixed rate debt amounted to $2.10 billion, compared to its carrying amount of $2.48 billion. The difference between the carrying value in 2003 and 2002 was attributable primarily to lower long term fixed rate debt resulting from the maturity of notes in March of 2003. The difference between the fair market and carrying values year over year was attributable to lower yields in 2003. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the 6 5/8% Notes due 2006 was hedged by floating interest rate contracts of $200 million and $250 million at December 31, 2003 and 2002, respectively. The fair value of Goodyear’s variable rate debt approximated its carrying amount at December 31, 2003 and 2002.

      The Notes and Euro Notes have an aggregate face amount of $1.96 billion and are reported net of unamortized discounts aggregating $1.7 million ($2.17 billion and $2.2 million, respectively, at December 31, 2002).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

      At December 31, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 5.17% per annum, of which the interest rate on $325.0 million principal amount of bank term loans due 2005 and 2006 was hedged by fixed interest rate contracts. At December 31, 2002, the bank term loans due 2004 and 2005 were comprised of $850.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 3.82% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2004 and 2005 was hedged by interest rate contracts. There were no domestic short term bank borrowings outstanding at December 31, 2003 or 2002.

      At December 31, 2003, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $839.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 5.15% per annum.

      Other domestic and international debt at December 31, 2003, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2004-2023. Other domestic and international debt that was outstanding at December 31, 2002, was scheduled to mature in 2003-2012. The weighted average interest rate in effect under these loans was 6.25% at December 31, 2003, compared to 6.15% at December 31, 2002.

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

      The accounts receivable and debt that are subject to the new $1.30 billion asset-backed facilities are included on Goodyear’s consolidated balance sheet at December 31, 2003. Accounts receivable subject to the terminated $763 million domestic and Canadian accounts receivable programs were not included on the consolidated balance sheet at December 31, 2002.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million revolving credit facility provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of December 31, 2003, there were borrowings of $200.0 million and $485.4 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility. On March 12, 2004, in connection with the Company’s recent financing activities, $70.0 million of the outstanding balance was prepaid and the bank commitments under this facility were permanently reduced to $680 million.

$645 Million Senior Secured U.S. Term Facility

As of December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003. In connection with the Company’s recent financing

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

activities, on March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. The U.S. term facility had a maturity date of April 30, 2005.

      In 2003, the Company obtained loans under the U.S. revolving credit facility and the U.S. term facility (collectively, the “U.S. facilities”) bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.

      The collateral pledged under the U.S. facilities includes:

•	subject to certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its direct-owned foreign subsidiaries;

•	perfected first-priority security interests in and mortgages on certain property, plant and equipment with a book value of at least $1.00 billion;

•	perfected first-priority security interests in and mortgages on substantially all of Goodyear’s other tangible and intangible assets including equipment, contract rights and intellectual property; and

•	perfected third-priority security interests in all accounts receivable and inventory pledged as security under the Company’s $1.30 billion senior secured asset-backed facilities, cash and cash accounts, and 65% of the capital stock of Goodyear Finance Holding S.A.

      The indenture for the Company’s Swiss franc denominated bonds limits its ability to use its domestic tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that bond holders be secured on an equal and ratable basis. The manufacturing facilities indicated above will be pledged to ratably secure the Company’s Swiss franc denominated bonds to the extent required under the applicable indenture. However, the aggregate amount collateralized by these manufacturing facilities will be limited to 15% of the Company’s shareholders’ equity, in order that the security interests granted to the lenders under the restructured facilities will not be required to be shared with the holders of indebtedness outstanding under the Company’s other existing bond indentures.

      The facilities have customary representations and warranties including, as a condition of borrowing, material adverse change representations in the Company’s financial condition since December 31, 2002. In addition, the U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit, subject to certain exceptions, of 275 million Euros in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.80 billion and $2.50 billion for quarters ending in 2003 and 2004, respectively, and $2.00 billion for the quarter ending March 31, 2005. Under the facilities, Goodyear was not permitted to fall below a ratio of 2.25 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in each of the restructured credit facilities) for any period of four consecutive fiscal quarters. On February 19, 2004, in connection with an amendment to the credit facilities, the ratio was reduced to 2.00 to 1.00. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time. As of December 31, 2003, the Company was in compliance with the financial covenants under the credit facilities.

      The U.S. facilities also limit the amount of capital expenditures the Company may make to $360 million, $500 million, and $500 million in 2003, 2004 and 2005 ($200 million through April 30, 2005), respectively. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility. As a result of certain activities, the capital expenditure

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

limit for 2003 was increased from $360 million to approximately $381 million. In addition, to the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year. With respect to 2004, increases totaling $270 million are permitted as a result of capital market transactions completed during the first quarter 2004 and unused allowances from 2003.

$650 Million Senior Secured European Facilities

GDTE is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of December 31, 2003, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

      GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.

      The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of 275 million Euros in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $180 million, $250 million and $100 million in 2003, 2004 and 2005 (through April 30), respectively.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

facility. As of December 31, 2003, there were borrowings of $389.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. The facilities mature on March 31, 2006.

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

      The facilities are collateralized by a first-priority security interest in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI) and, effective as of February 20, 2004, second-priority security interest on the other assets securing the U.S. facilities. The facilities contain certain representations, warranties and covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively. On February 20, 2004, the Company added a $650 million tranche to the facility, not subject to the borrowing base, and with junior lien on the collateral securing the facility.

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

      Refer to Note 5 for further information on the accounts receivable facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to 2003 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2004	2005	2006	2007	2008
(In millions)
Debt incurred under or supported by revolving credit agreements	$70.0	$450.0	$319.0	$—	$—
Other — international	40.8	437.9	2.0	1.2	3.6
Other — domestic	2.7	1,120.0	1,224.6	303.7	101.9

	$113.5	$2,007.9	$1,545.6	$304.9	$105.5

In connection with the Company’s financing activities during the first quarter of 2004, Goodyear’s long-term debt commitments in 2005 and 2006 were reduced by $665 million and $64 million, respectively. Refer to Note 23 for further information about the Company’s financing activities in 2004.

Derivative Financial Instruments

Goodyear adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, on January 1, 2001.

Interest Rate Exchange Contracts

Goodyear manages its fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used by Goodyear to separate interest rate risk management from the debt funding decision. At December 31, 2003, the interest rate on 47% of Goodyear’s debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 70% at December 31, 2002.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

      The following tables present contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

	December 31, 2002	Settled	December 31, 2003
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$325.0	—	$325.0
Pay fixed rate	5.00%	—	5.00%
Receive variable LIBOR	1.40	—	1.17
Average years to maturity	1.25		0.25
Fair value: asset (liability)	$(14.2)		$(3.1)
Carrying amount:
Current liability	(11.6)		(3.1)
Long term liability	(2.6)		—
Floating rate contracts:
Notional principal amount	$250.0	$50.0	$200.0
Pay variable LIBOR	3.18%	3.35%	2.96%
Receive fixed rate	6.63	6.63	6.63
Average years to maturity	3.95		2.95
Fair value: asset (liability)	$20.3		$13.0
Carrying amount:
Current asset	8.4		7.4
Long term asset	11.9		5.6

      Weighted average information during the years 2003, 2002 and 2001 follows:

	2003	2002	2001
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$325.0	$325.0	$129.0
Pay fixed rate	5.00%	5.00%	5.43%
Receive variable LIBOR	1.24	1.91	3.58
Floating rate contracts:
Notional principal amount	$207.0	$210.0	—
Pay variable LIBOR	3.03%	3.68%	—
Receive fixed rate	6.63	6.63	—

Interest Rate Lock Contracts

Goodyear will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2003 or 2002.

Foreign Currency Contracts

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows, Goodyear will enter into foreign currency contracts. These

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. In addition, the principal and interest on Goodyear’s Swiss franc bond due 2006 and Euro100 million of Euro Notes due 2005 are hedged by currency swap agreements.

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

      The following table presents foreign currency contracts at December 31:

			Restated

	2003		2002

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Buy currency:
Euro	$155.1	$119.2	$353.4	$320.6
Swiss franc	125.8	80.6	140.3	111.2
Brazilian real	—	—	42.4	40.0
Japanese yen	13.0	16.7	14.4	15.2
U.S. dollar	127.9	128.4	13.7	14.2
Czech krona	—	—	13.3	13.5
British pound	—	—	2.1	2.1

	$421.8	$344.9	$579.6	$516.8

Contract maturity:
Swiss franc swap	3/06	3/06
Euro swap	6/05	6/05
All other	1/04 – 7/19	1/03 – 12/18

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

			Restated

	2003		2002

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Sell currency:
British pound	$157.9	$155.2	$52.6	$53.1
Brazilian real	—	—	42.4	43.6
Swedish krona	44.2	44.3	35.4	35.6
Canadian dollar	93.0	91.7	23.4	23.7
Euro	71.3	70.0	13.6	13.4
All other	19.8	19.8	8.7	9.1

	$386.2	$381.0	$176.1	$178.5

Contract maturity	2/04		1/03

		Restated

	2003	2002

Carrying amount — asset (liability):
Swiss franc swap — current	$(1.6)	$(2.8)
Swiss franc swap — long term	46.8	31.6
Euro swaps — current	20.5	(1.1)
Euro swaps — long term	13.2	27.8
Other — current asset	7.2	11.8
Other — current (liability)	(14.4)	(2.1)

At December 31, 2002, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options were designated as cash flow hedges. At December 31, 2002, the underlying contract value of these options totaled $42.6 million and the fair value totaled $0.2 million. At December 31, 2003, the Company did not hold any outstanding foreign currency options.

      The counterparties to Goodyear’s interest rate swaps and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Due to the creditworthiness of the counterparties, Goodyear considers the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could be material relative to the consolidated financial position, results of operations or liquidity of Goodyear in the period in which it occurs.

Hedges of Net Investment in Foreign Operations

In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders’ equity, Goodyear has designated certain foreign currency-denominated non-derivative instruments as hedges of its net investment in various foreign operations.

      Throughout 2002, Euro100 million of Goodyear’s 6.375% Euro Notes due 2005 was designated as hedging Goodyear’s net investment in certain European subsidiaries that have the Euro as the functional currency. During 2003, the Company eliminated this hedge in order to more effectively manage other foreign currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Results of Hedging Activities

Ineffectiveness and premium amortization pretax charges totaled $1.0 million and $0.5 million during the twelve months ended December 31, 2003 and 2002, respectively. Deferred net pretax losses totaling $3.3 million on hedges of forecasted transactions are anticipated to be recognized in income during the twelve months ending December 31, 2004, due to pay/receive interest rate differentials on fixed rate interest rate contracts. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of certain long term currency exchange agreements.

      Deferred pretax losses totaling $4.2 million and gains totaling $16.0 million were recorded as Foreign Currency Translation Adjustment during the twelve months ended December 31, 2003 and 2002, respectively, as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

Note 12.	Stock Compensation Plans and Dilutive Securities

The Company’s 1989 Goodyear Performance and Equity Incentive Plan, the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company and the 2002 Performance Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan expired on April 14, 1997, and the 1997 Plan expired on December 31, 2001, except, in each case, with respect to grants and awards outstanding. The 2002 Plan will expire by its terms on April 15, 2005, except with respect to grants and awards then outstanding. A maximum of 12,000,000 shares of the Company’s Common Stock are available for issuance pursuant to grants and awards made under the 2002 Plan through April 15, 2005. Stock options and related SARs granted under the above plans generally have a maximum term of ten years and vest pro rata over four years.

      Performance units granted during 2002 and 2001 are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%) over a three year performance period beginning January 1 of the year subsequent to the year of grant. To the extent earned, a portion of the performance units will generally be paid 50% in cash and 50% in stock (subject to deferral under certain circumstances). A portion may be automatically deferred in the form of units until the participant is no longer an employee of the company. Each unit is equivalent to a share of the Company’s Common Stock and payable in cash, shares of the Company’s Common Stock or a combination thereof at the election of the participant.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans and Dilutive Securities (continued)

      Stock-based compensation activity for the years 2003, 2002 (as restated) and 2001 follows:

			Restated

	2003		2002		2001

	Shares	SARs	Shares	SARs	Shares	SARs

Outstanding at January 1	24,476,229	4,110,830	21,841,798	3,398,781	19,054,838	2,783,983
Options granted	3,907,552	1,009,588	3,454,724	863,372	3,208,270	732,248
Options without SARs exercised	—	—	(110,642)	—	(105,360)	—
Options with SARs exercised	—	—	(6,439)	(6,439)	(6,665)	(6,665)
SARs exercised	—	—	(400)	(400)	(13,500)	(13,500)
Options without SARs expired	(1,011,943)	—	(509,313)	—	(345,151)	—
Options with SARs expired	(154,629)	(154,629)	(144,484)	(144,484)	(97,285)	(97,285)
Performance units granted	8,500	—	227,100	—	283,300	—
Performance unit shares issued	—	—	(28,196)	—	—	—
Performance units cancelled	(225,724)	—	(247,919)	—	(136,649)	—

Outstanding at December 31	26,999,985	4,965,789	24,476,229	4,110,830	21,841,798	3,398,781

Exercisable at December 31	18,697,146	2,899,381	15,205,724	2,314,354	12,217,868	1,809,894

Available for grant at December 31	4,846,238		8,497,830		486,130

Significant option groups outstanding at December 31, 2003 and related weighted average price and remaining life information follows:

Grant	Options	Options	Exercisable	Remaining
Date	Outstanding	Exercisable	Price	Life (Years)

12/03/03	3,850,350	—	$6.81	10
12/03/02	2,852,209	883,110	7.94	9
12/03/01	2,866,659	1,759,012	22.05	8
12/04/00	5,565,588	5,117,938	17.68	7
12/06/99	3,038,882	3,038,882	32.00	6
11/30/98	1,985,082	1,985,082	57.25	5
12/02/97	1,724,537	1,724,537	63.50	4
12/03/96	1,463,898	1,463,898	50.00	3
1/09/96	1,114,990	1,114,990	44.00	2
All other	1,963,669	1,609,697	32.89	4.3

The 1,963,669 options in the “All other” category were outstanding at exercise prices ranging from $5.52 to $74.25, with a weighted average exercise price of $29.45. All options and SARs were granted at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans and Dilutive Securities (continued)

      Weighted average option exercise price information follows:

	2003	2002	2001

Outstanding at January 1	$30.28	$33.87	$35.54
Granted during the year	6.81	7.94	22.05
Exercised during the year	—	17.78	20.53
Outstanding at December 31	26.90	30.28	33.87
Exercisable at December 31	33.80	38.13	41.34

Forfeitures and cancellations were insignificant.

      Weighted average fair values at date of grant for grants in 2003, 2002 and 2001 follow:

	2003	2002	2001

Options	$3.41	$3.59	$6.95
Performance units	6.81	7.94	22.05

The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	5	5	5
Interest rate	3.41%	3.18%	4.48%
Volatility	54.0	47.5	25.2
Dividend yield	—	—	3.18

The fair value of performance units at date of grant was equal to the market value of the Company’s Common Stock at that date.

      Stock-based compensation expense (income) included in income before tax for 2003, 2002 and 2001 was $1.3 million, $(5.6) million and $5.3 million, respectively.

      Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	2003	2002	2001

Average shares outstanding — basic	175,314,449	167,020,375	159,955,869
Stock options	—	—	—

Average shares outstanding — diluted	175,314,449	167,020,375	159,955,869

The average shares outstanding-diluted totals for 2003, 2002 and 2001 do not include the antidilutive impact of 0.1 million, 0.8 million and 1.8 million shares, respectively, of potential common stock associated with stock options. 2001 does not include 0.1 million shares associated with the Sumitomo 1.2% Convertible Note Payable.

      Refer to Note 1 for additional information on stock-based compensation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans

Goodyear and its subsidiaries provide substantially all employees with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees making voluntary contributions to these plans receive higher benefits. Other plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries. At the end of 2003 and 2002, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others.

      The Company and its subsidiaries provide substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by Goodyear. Benefit payments are funded from operations. The December 31, 2003, benefit obligation for other postretirement benefits includes $11.0 million for the increase in the Company’s contribution requirements based upon the attainment of certain profit levels by certain businesses in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, all amounts are presented without reflecting any potential effects of the Act. Specific authoritative guidance on the accounting implications of the Act is pending. Such guidance, when issued, may require restatement of previously disclosed amounts.

      The Company uses a December 31 measurement date for the majority of its plans.

      Net periodic pension cost follows:

		Restated

	2003	2002	2001
(In millions)
Service cost – benefits earned during the period	$122.2	$116.3	$116.6
Interest cost on projected benefit obligation	400.0	385.1	372.7
Expected return on plan assets	(310.6)	(391.1)	(441.0)
Amortization of unrecognized: — prior service cost	74.2	81.6	84.1
— net (gains) losses	125.1	35.9	7.1
— transition amount	1.1	0.6	0.6

	$412.0	$228.4	$140.1

Goodyear recognized a settlement loss of $7.1 million, a curtailment loss of $38.1 million and a special termination loss of $43.0 million during 2003. Goodyear recognized a curtailment loss of $0.3 million and a special termination loss of $0.8 million during 2002. During 2001, Goodyear recognized a settlement gain of $1.1 million, a curtailment gain of $0.8 million and a special termination loss of $25.1 million. Refer to Note 3.

      Net periodic postretirement benefit cost follows:

		Restated

	2003	2002	2001
(In millions)
Service cost – benefits earned during the period	$24.1	$19.5	$19.2
Interest cost on accumulated benefit obligation	174.0	186.9	179.3
Amortization of unrecognized: — net losses	32.0	26.2	19.7
— prior service cost	17.0	19.4	10.4

	$247.1	$252.0	$228.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

As a result of rationalization actions in 2003, Goodyear recognized a curtailment loss of $23.6 million and a loss from special termination benefits of $20.0 million. Goodyear recognized a curtailment gain of $0.2 million and a special termination loss of $6.5 million as a result of rationalization actions in 2001. Refer to Note 3.

      The change in benefit obligation and plan assets for 2003 and 2002 and the amounts recognized in Goodyear’s Consolidated Balance Sheet at December 31, 2003 and 2002 are as follows:

	Pension Plans		Other Benefits

		Restated		Restated

	2003	2002	2003	2002
(In millions)
Change in benefit obligation:
Beginning balance	$(6,059.3)	$(5,443.0)	$(2,723.1)	$(2,565.0)
Service cost — benefits earned	(122.2)	(116.3)	(24.1)	(19.5)
Interest cost	(400.0)	(385.1)	(174.0)	(186.9)
Plan amendments	(112.4)	(5.4)	(275.8)	(127.0)
Actuarial loss	(360.0)	(323.8)	(88.9)	(111.3)
Employee contributions	(18.8)	(19.7)	(6.6)	(4.8)
Curtailments/settlements	16.3	1.6	(15.0)	—
Special termination benefits	(42.9)	—	(21.3)	—
Foreign currency translation	(257.6)	(126.6)	(22.9)	1.8
Benefit payments	473.4	359.0	273.1	289.6

Ending balance	(6,883.5)	(6,059.3)	(3,078.6)	(2,723.1)
Change in plan assets:
Beginning balance	$3,602.4	$4,176.2	$—	$—
Actual return on plan assets	707.4	(535.7)	—	—
Company contributions	115.7	226.9	—	—
Employee contributions	18.8	19.7	—	—
Foreign currency translation	158.2	74.3	—	—
Benefit payments	(473.4)	(359.0)	—	—

Ending balance	$4,129.1	$3,602.4	$—	$—
Funded status	(2,754.4)	(2,456.9)	(3,078.6)	(2,723.1)
Unrecognized prior service cost	503.4	492.3	480.9	229.3
Unrecognized net loss	2,195.4	2,298.9	763.1	704.3
Unrecognized net obligation at transition	3.9	4.4	—	—

Net amount recognized	$(51.7)	$338.7	$(1,834.6)	$(1,789.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

      Amounts recognized in the statement of financial position consist of:

	Pension Plans		Other Benefits

		Restated		Restated

	2003	2002	2003	2002
(In millions)
Prepaid benefit cost — current	$87.7	$303.9	$—	$—
— long term	345.1	369.6	—	—
Accrued benefit cost — current	(110.8)	(26.3)	(287.4)	(315.4)
— long term	(2,830.6)	(2,866.5)	(1,547.2)	(1,474.1)
Intangible asset	512.4	499.7	—	—
Deferred income taxes	273.0	260.0	—	—
Minority shareholders’ equity	126.5	124.8	—	—
Accumulated other comprehensive income	1,545.0	1,673.5	—	—

Net amount recognized on the Consolidated Balance Sheet	$(51.7)	$338.7	$(1,834.6)	$(1,789.5)

The accumulated benefit obligation for all defined benefit pension plans was $6,508 million and $5,769 million (as restated) at December 31, 2003 and 2002, respectively.

      For pension plans that are not fully funded:

	Restated

	2003	2002
(In millions)
Projected benefit obligation	$6,768.7	$6,024.6
Accumulated benefit obligation	6,507.6	5,768.7
Fair value of plan assets	4,020.5	3,566.4

Certain international subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2003, these plans accounted for $208.3 million of Goodyear’s accumulated benefit obligation, $215.9 million of its projected benefit obligation and $22.0 million of its minimum pension liability adjustment ($177.0 million, $187.2 million and $16.9 million, respectively, at December 31, 2002).

      The increase (decrease) in minimum liability (net of tax) included in other comprehensive income follows:

	Pension Plans			Other Benefits

		Restated

	2003	2002	2001	2003	2002	2001
(In millions)
Increase (decrease) in minimum liability included in other comprehensive income	$(128.5)	$1,283.6	$367.9	N/A	N/A	N/A

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The following table presents significant weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits

		Restated		Restated

	2003	2002	2003	2002

Discount rate — U.S.	6.25%	6.75%	6.25%	6.75%
— International	5.93	6.20	7.22	7.48
Rate of compensation increase — U.S.	4.00	4.00	4.00	4.00
— International	3.43	3.50	4.47	4.80

The following table presents significant weighted-average assumptions used to determine net periodic pension/benefit cost for the years ended December 31:

	Pension Plans			Other Benefits

		Restated			Restated

	2003	2002	2001	2003	2002	2001

Discount rate — U.S.	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
— International	6.20	6.50	6.70	7.48	7.50	7.70
Expected long term return on plan assets — U.S.	8.50	9.50	10.00	—	—	—
— International	8.03	8.50	8.50	—	—	—
Rate of compensation increase — U.S.	4.00	4.00	4.00	4.00	4.00	4.00
— International	3.50	3.50	3.50	4.80	4.50	4.60

For 2003, an assumed long-term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, the Company evaluated the compound annualized returns of its U.S. pension fund over periods of 15 years or more (through December 31, 2002). In addition, the Company evaluated input from its pension fund consultant on asset class return expectations and long-term inflation. For the Company’s international locations, a weighted average assumed long-term rate of return of 8.40% was used. Input from local pension fund consultants concerning asset class return expectations and long-term inflation form the basis of this assumption.

      Assumed health care cost trend rates at December 31 follow:

	2003	2002

Health care cost trend rate assumed for next year	12.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2013	2007

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated benefit obligation at December 31, 2003 and the aggregate service and interest cost for the year then ended as follows:

	1% Increase	1% Decrease
(In millions)
Accumulated benefit obligation	$36.8	$(36.2)
Aggregate service and interest cost	1.9	(1.6)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Goodyear’s pension plan weighted-average asset allocation at December 31, 2003 and 2002, by asset category, are as follows:

	Plan Assets at
	December 31,

	2003	2002
Asset Category
Equity securities	69%	66%
Debt securities	30	32
Short term and cash	1	2

Total	100%	100%

The Company’s pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to guidelines established individually with investment managers. The manager guidelines prohibit the use of any type of investment derivative without prior approval of the Company. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. The Company periodically undertakes asset and liability modeling studies to determine the appropriateness of the investments. The portfolio includes holdings of domestic, international, and private equities, global high quality and high yield fixed income, and short-term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income.

      Equity securities include the Company’s common stock in the amounts of $35.6 million (0.9% of total plan assets) and $104.7 million (2.9% of total plan assets) at December 31, 2003 and 2002, respectively.

      The Company expects to contribute approximately $210 million to its major U.S. and international pension plans in 2004.

      Substantially all domestic employees are eligible to participate in one of seven savings plans. The main Hourly Bargaining Plans provided for matching contributions, through April 20, 2003, (up to a maximum of 6% of the employee’s annual pay or, if less, $12,000) at the rate of 50%. Goodyear suspended the matching contributions for all participants in the main Salaried Plan effective January 1, 2003. Goodyear’s domestic matching contributions were $9.8 million, $41.9 million and $40.2 million for 2003, 2002 and 2001, respectively.

      In addition, defined contribution pension plans are available for certain foreign employees. Company contributions for these plans were $5.2 million, $3.8 million (as restated), and $3.8 million (as restated) in 2003, 2002 and 2001, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

The components of Income (Loss) before Income Taxes, adjusted for Minority Interest in Net Income (Loss) of Subsidiaries, follow:

		Restated

	2003	2002	2001
(In millions)
U.S.	$(1,051.0)	$(421.4)	$(391.3)
Foreign	361.1	407.7	53.4

	(689.9)	(13.7)	(337.9)
Minority Interest in Net Income (Loss) of Subsidiaries	35.0	55.3	(3.3)

	$(654.9)	$41.6	$(341.2)

      A reconciliation of income taxes at the U.S. statutory rate to income taxes provided follows:

		Restated

	2003	2002	2001
(In millions)
U.S. Federal income tax at the statutory rate of 35%	$(229.2)	$14.6	$(119.4)
Adjustment for foreign income taxed at different rates	1.1	(20.7)	(12.2)
Valuation allowance for U.S. tax assets	—	1,203.1	—
U.S. loss with no tax benefit	357.6	—	—
State income taxes, net of Federal benefit	(4.2)	(4.3)	(22.4)
Foreign operating loss with no tax benefit provided	30.0	5.6	72.0
Settlement of prior years’ liabilities	(44.2)	(36.4)	—
Provision for repatriation of foreign earnings	7.7	50.2	0.1
Other	(6.6)	1.2	(1.9)

United States and Foreign Taxes on Income (Loss)	$112.2	$1,213.3	$(83.8)

The components of the provision (benefit) for income taxes by taxing jurisdiction follow:

		Restated

	2003	2002	2001
(In millions)
Current:
Federal	$(49.2)	$(46.6)	$48.1
Foreign income and withholding taxes	180.4	150.9	131.6
State	(4.2)	(7.6)	2.2

	127.0	96.7	181.9
Deferred:
Federal	(9.9)	1,014.3	(204.4)
Foreign	(4.9)	(16.2)	(25.3)
State	—	118.5	(36.0)

	(14.8)	1,116.6	(265.7)

United States and Foreign Taxes on Income (Loss)	$112.2	$1,213.3	$(83.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2003 and 2002 follow:

		Restated

	2003	2002
(In millions)
Postretirement benefits and pensions	$1,163.8	$1,023.7
Tax credit and operating loss carryforwards	426.6	256.8
Capitalized expenditures for tax reporting	324.7	457.0
Accrued expenses deductible as paid	210.5	135.7
Alternative minimum tax credit carryforwards	68.2	68.2
Vacation and sick pay	39.0	70.4
Rationalizations and other provisions	25.9	15.1
Other	84.4	120.7

	2,343.1	2,147.6
Valuation allowance	(1,998.3)	(1,781.3)

Total deferred tax assets	344.8	366.3
Total deferred tax liabilities:
— property basis differences	(448.3)	(470.0)
— inventory	—	(10.9)
— tax on undistributed subsidiary earnings	(22.9)	(13.9)

Total deferred tax assets (liabilities)	$(126.4)	$(128.5)

In the fourth quarter of 2002, Goodyear recorded a non-cash charge of $1.20 billion (as restated), or $6.86 (as restated) per share ($7.20 (as restated) per share on a year to date basis), to establish a valuation allowance against net Federal and state deferred tax assets. In addition, a valuation allowance of $352.9 million (as restated) was established against tax benefits that were recorded in OCI in 2002. Goodyear intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the Federal and state deferred tax assets.

      At December 31, 2003, Goodyear had $286.7 million of tax assets for net operating loss carryforwards related to certain international subsidiaries, some of which are subject to expiration beginning in 2004. A valuation allowance totaling $209.0 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, Goodyear had $139.9 million of tax assets for tax credit carryforwards, some of which are subject to expiration beginning in 2007. A full valuation allowance has been recorded against these deferred tax assets as recovery is uncertain.

      Goodyear determined that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly, Goodyear recorded a provision of $50.2 million in 2002 for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income.

      No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of $1.73 billion is required because the amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

      Goodyear made net cash payments for income taxes in 2003, 2002 and 2001 of $73.0 million, $125.9 million and $50.8 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.	Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

		Restated

	2003	2002	2001
(In millions)
Interest expense before capitalization	$304.3	$248.9	$298.8
Capitalized interest	(8.0)	(7.2)	(1.7)

	$296.3	$241.7	$297.1

Goodyear made cash payments for interest in 2003, 2002 and 2001 of $280.6 million, $260.6 million (as restated) and $292.6 million, respectively.

Note 16.	Research and Development

Research and development costs for 2003, 2002 and 2001 were $350.4 million, $385.8 million (as restated) and $371.8 million (as restated), respectively.

Note 17.	Advertising Costs

Advertising costs, including costs for Goodyear’s cooperative advertising programs with dealers and franchisees, for 2003, 2002 and 2001 were $331.3 million, $281.4 million (as restated) and $292.8 million (as restated), respectively.

Note 18.	Business Segments

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

      European Union Tire provides original equipment and replacement tires for autos, motorcycles, trucks, farm and construction applications in western Europe and export markets. European Union Tire also retreads truck and aircraft tires.

      Eastern Europe, Africa and Middle East Tire provides original equipment and replacement tires for autos, trucks, farm, bicycle, construction and mining applications in Eastern Europe, Africa, the Middle East and export markets.

      Latin American Tire provides original equipment and replacement tires for autos, trucks, tractors, aircraft and construction applications in Central and South America, Mexico and export markets. Latin American Tire also manufactures materials for tire retreading.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

      Asia Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in Asia, the Pacific and export markets. Asia Tire also retreads aircraft tires.

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

		Restated

	2003	2002	2001
(In millions)
Sales
North American Tire	$6,745.6	$6,703.0	$7,170.2
European Union Tire	3,920.3	3,319.4	3,124.3
Eastern Europe, Africa and Middle East Tire	1,073.4	807.1	703.1
Latin American Tire	1,041.0	947.7	1,013.8
Asia Tire	581.8	531.3	494.6

Total Tires	13,362.1	12,308.5	12,506.0
Engineered Products	1,203.7	1,126.5	1,122.3
Chemical Products	1,220.8	940.2	1,036.5

Total Segment Sales	15,786.6	14,375.2	14,664.8
Inter-SBU Sales	(687.2)	(545.5)	(521.0)
Other	19.6	26.5	18.7

Net Sales	$15,119.0	$13,856.2	$14,162.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

		Restated

	2003	2002	2001
(In millions)
Segment Operating Income
North American Tire	$(128.7)	$(57.1)	$100.9
European Union Tire	133.5	100.2	44.2
Eastern Europe, Africa and Middle East Tire	146.6	93.2	14.0
Latin American Tire	147.9	107.1	85.2
Asia Tire	49.8	43.7	20.3

Total Tires	349.1	287.1	264.6
Engineered Products	47.5	40.9	14.6
Chemical Products	119.4	88.7	41.9

Total Segment Operating Income	516.0	416.7	321.1
Rationalizations and asset sales	(313.0)	22.4	(164.5)
Accelerated depreciation charges and asset writeoffs	(132.8)	—	—
Interest expense	(296.3)	(241.7)	(297.1)
Foreign currency exchange	(40.2)	9.7	(10.0)
Minority interest in net income of subsidiaries	(35.0)	(55.3)	3.3
Inter-SBU income	(87.7)	(54.7)	(32.3)
Financing fees and financial instruments	(99.4)	(48.4)	(50.1)
Equity in earnings (losses) of corporate affiliates	(15.2)	(12.9)	(44.3)
Corporate goodwill amortization	—	—	(5.6)
General and product liability – discontinued products	(145.4)	(33.8)	(31.1)
Other	(40.9)	(15.7)	(27.3)

Income (Loss) before Income Taxes	$(689.9)	$(13.7)	$(337.9)

		Restated

	2003	2002
(In millions)
Assets
North American Tire	$4,467.7	$4,553.6
European Union Tire	3,996.8	3,111.4
Eastern Europe, Africa and Middle East Tire	1,100.8	899.4
Latin American Tire	710.0	631.0
Asia Tire	666.5	592.5

Total Tires	10,941.8	9,787.9
Engineered Products	680.9	675.0
Chemical Products	632.8	627.1

Total Segment Assets	12,255.5	11,090.0
Corporate	2,750.0	1,948.7

Assets	$15,005.5	$13,038.7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: net sales less cost of goods sold (excluding accelerated depreciation charges, asset impairment charges and asset writeoffs) and selling, administrative and general expense (excluding corporate administrative expenses). Segment operating income also included equity (earnings) losses in affiliates. Inter-SBU sales by Chemical Products were at a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU’s segment operating income at Chemical Products cost. Segment assets included those assets under the management of the SBU.

		Restated

	2003	2002
(In millions)
Investments and Advances in Affiliates
North American Tire	$57.8	$66.5
European Union Tire	11.8	11.7
Eastern Europe, Africa and Middle East Tire	2.3	1.8
Asia Tire	11.2	8.1
Corporate	94.4	51.1

Investments in Affiliates	$177.5	$139.2

In addition to its consolidated operations in the Asia region, Goodyear owns a 50% interest in SPT, a partnership with Ansell Ltd. of Australia. SPT is the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, but are reflected in Goodyear’s Consolidated Statement of Operations using the equity method.

      The following table presents 100% of the sales and operating income (loss) of SPT:

		Restated

	2003	2002	2001
(In millions)
Net Sales	$642.0	$523.6	$481.3
Operating Income (Loss)	9.9	(7.1)	(22.2)

SPT operating income (loss) did not include net rationalization charges (credits) of approximately $4.9 million in 2003, $(2.1) million in 2002 and $48.0 million in 2001. SPT debt totaled $196.9 million at December 31, 2003, of which $72.0 million was payable to Goodyear. SPT debt totaled $131.3 million at December 31, 2002, of which $26.3 million was payable to Goodyear.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

      Portions of the items described in Note 3, Rationalizations, and Note 4, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

		Restated

	2003	2002	2001
(In millions)
Rationalizations
North American Tire	$191.9	$(1.9)	$31.6
European Union Tire	54.3	(0.4)	84.2
Eastern Europe, Africa and Middle East Tire	(0.1)	(0.4)	11.2
Latin American Tire	10.0	—	0.2
Asia Tire	—	(1.7)	47.0

Total Tires	256.1	(4.4)	174.2
Engineered Products	29.4	4.6	1.5
Chemical Products	—	—	—

Total Segments	285.5	0.2	175.7
Corporate	6.0	5.3	34.6

Rationalizations	$291.5	$5.5	$210.3

Other (Income) and Expense
North American Tire	$3.8	$4.1	$—
European Union Tire	(2.1)	(13.6)	(18.4)
Eastern Europe, Africa and Middle East Tire	—	—	—
Latin American Tire	(2.0)	(13.7)	—
Asia Tire	(2.1)	—	—

Total Tires	(2.4)	(23.2)	(18.4)
Engineered Products	6.3	(0.6)	—
Chemical Products	—	—	(27.4)

Total Segments	3.9	(23.8)	(45.8)
Corporate	263.4	80.6	86.6

Other (Income) and Expense	$267.3	$56.8	$40.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

		Restated

	2003	2002	2001
(In millions)
Capital Expenditures
North American Tire	$131.0	$229.2	$198.9
European Union Tire	84.5	84.8	71.1
Eastern Europe, Africa and Middle East Tire	31.7	20.2	37.7
Latin American Tire	35.3	19.3	24.8
Asia Tire	48.7	30.2	16.1

Total Tires	331.2	383.7	348.6
Engineered Products	16.8	21.3	29.0
Chemical Products	13.0	21.3	26.9

Total Segment Capital Expenditures	361.0	426.3	404.5
Corporate	14.4	31.8	31.0

Capital Expenditures	$375.4	$458.1	$435.5

Depreciation and Amortization
North American Tire	$279.9	$275.0	$286.2
European Union Tire	120.0	119.2	116.3
Eastern Europe, Africa and Middle East Tire	44.1	44.2	53.3
Latin American Tire	19.9	23.4	28.7
Asia Tire	30.9	29.5	33.4

Total Tires	494.8	491.3	517.9
Engineered Products	39.0	32.9	34.4
Chemical Products	33.8	35.0	38.7

Total Segment Depreciation and Amortization	567.6	559.2	591.0
Corporate	125.7	45.5	47.1

Depreciation and Amortization	$693.3	$604.7	$638.1

Segment operating income in 2003 and 2002, compared to 2001, benefited from the non-amortization of goodwill and intangible assets with indefinite useful lives under the provisions of SFAS 142. Segment

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

operating income in 2001 included amortization expense for goodwill and intangible assets with indefinite useful lives as follows:

Restated
2001
(In millions)
North American Tire	$3.5
European Union Tire	13.0
Eastern Europe, Africa and Middle East Tire	4.2
Latin American Tire	0.1
Asia Tire	1.7

Total Tires	22.5
Engineered Products	1.0
Chemical Products	—

Total Segments	23.5
Corporate	5.6

Amortization Expense of Goodwill and Intangible Assets with Indefinite Useful Lives	$29.1

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

		Restated

	2003	2002	2001
(In millions)
Net Sales
United States	$7,210.4	$7,144.5	$7,672.9
International	7,908.6	6,711.7	6,489.6

	$15,119.0	$13,856.2	$14,162.5

Long-Lived Assets
United States	$3,143.6	$3,552.5
International	3,229.9	2,863.8

	$6,373.5	$6,416.3

Note 19.	Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) follow:

		Restated

	2003	2002
(In millions)
Foreign currency translation adjustment	$(1,017.9)	$(1,390.9)
Minimum pension liability adjustment	(1,545.0)	(1,673.5)
Unrealized investment gain (loss)	3.6	(9.3)
Deferred derivative gain (loss)	0.3	(18.8)

	$(2,559.0)	$(3,092.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities

At December 31, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $520.1 million, and off-balance-sheet financial guarantees written and other commitments totaling $74.4 million.

Warranty

At December 31, 2003, Goodyear recorded, in other current liabilities, $12.3 million ($11.0 million (as restated) at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

      The following table presents changes in the warranty reserve during 2003 and 2002:

		Restated

	2003	2002
(In millions)
Balance at December 31	$11.0	$6.1
Settlements made during the period	(17.0)	(11.5)
Additional accrual for warranties issued during the period	18.3	17.1
Miscellaneous adjustments	—	(0.7)

Balance at December 31	$12.3	$11.0

Environmental Matters

Goodyear had recorded liabilities totaling $32.8 million at December 31, 2003 and $53.5 million at December 31, 2002 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear. Of these amounts, $7.7 million and $21.4 million were included in Other current liabilities at December 31, 2003 and December 31, 2002, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. The liability was reduced in 2003 by approximately $17 million due to the resolution related to one site during the year.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $194.0 million and $152.4 million (as restated) for anticipated costs related to workers’ compensation at December 31, 2003 and December 31, 2002, respectively. Of these amounts, $112.7 million and $66.4 million (as restated) were included in Current Liabilities as part of Compensation and benefits at December 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates. The restatement included an aggregate adjustment of $23.9 million before tax to address an understatement of the Company’s potential workers’ compensation liability. Refer to Note 2 for additional information on adjustments to the Company’s workers’ compensation liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $491.7 million at December 31, 2003 and $240.7 million (as restated) at December 31, 2002 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $142.5 million and $75.4 million (as restated) were included in Other current liabilities at December 31, 2003 and 2002, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $199.3 million at December 31, 2003 and $81.0 million at December 31, 2002. Of this amount, $100.1 million and $24.7 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2003 and December 31, 2002, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 25,300 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $208 million through December 31, 2003 and approximately $187 million through December 31, 2002.

      A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Year Ended December 31,

		Restated

	2003	2002		2001

Pending claims, beginning of period	100,600	64,500		58,500
New claims filed	24,300	39,800		17,100
Claims settled/dismissed	(10,100)	(3,700)		(11,100)

Pending claims, end of period	114,800	100,600	(1)	64,500	(1)

(In millions)

Payments (2)	$29.6	$18.8		$14.4

(1)	Changes in claims tracking methods resulted in a modification of previously reported pending claims. The number of pending claims was previously reported as 97,000 and 62,000 at December 31, 2002 and 2001, respectively.

(2)	Represents amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

In connection with the preparation of its 2003 financial statements, the Company engaged an independent asbestos valuation expert to assist the Company in reviewing its reserves for asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

      The Company, based on the advice of the valuation expert, has recorded liabilities for both asserted and unasserted claims at December 31, 2003 totaling $131.1 million, inclusive of defense costs. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at December 31, 2003 is $31.9 million. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation expert during the preparation of the 2003 financial statements. At December 31, 2003, the Company’s liability with respect to asserted claims and related defense costs was $99.2 million compared to $139.2 million at December 31, 2002, notwithstanding an increase in the number of pending claims between December 31, 2002 and December 31, 2003. The reduction in the amount recorded at December 31, 2003 compared to December 31, 2002 is due to refinements in certain assumptions used by the valuation expert.

      After reviewing the Company’s recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation expert cited two primary reasons for the Company to refine its valuation assumptions. First, in calculating the Company’s estimated liability, the valuation expert determined that the Company had previously assumed that it would resolve more claims in the foreseeable future than is likely based on its historical record and nationwide trends. As a result, the Company now assumes that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation expert determined that it was not possible to estimate a liability for as many non-malignancy claims as the Company had done in the past. As a result, the Company’s current estimated liability includes fewer liabilities associated with non-malignancy claims.

      Goodyear maintains primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. Goodyear records a receivable with respect to such policies when it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery.

      Prior to 2003, Goodyear did not record a receivable for expected recoveries from excess carriers in respect of asbestos related matters. Goodyear has instituted coverage actions against certain of these excess carriers. After consultation with its outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable during 2003 which represents an estimate of recovery from its excess coverage insurance carriers relating to potential asbestos related liabilities.

      Based upon the model employed by the valuation expert, as of December 31, 2003, the Company recorded a receivable related to asbestos claims of $110.4 million. Based on the Company’s current asbestos claim profile, the Company expects that approximately 85% of asbestos claim related losses will be recoverable up to its accessible policy limits. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $20.4 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2003. Goodyear had recorded insurance receivables of $69.7 million at December 31, 2002. Of this amount, $20.0 million was included in Current Assets as part of Accounts and notes receivable.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

      The Company believes that at December 31, 2003, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $110.4 million insurance receivable recorded at December 31, 2003. The Company also had approximately $30 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at December 31, 2003.

      Goodyear believes that its reserve for asbestos claims, and the insurance receivables recorded in respect of these claims, reflect reasonable and probable estimates of these amounts. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in (i) the litigation environment; (ii) federal and state law governing the compensation of asbestos claimants; (iii) the Company’s approach to defending and resolving claims; and (iv) the level of payments made to claimants from other sources, including other defendants. As a result, with respect to both asserted and unasserted claims, it is reasonably possible that the Company may incur a material amount in excess of the current reserve, however such amount cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to the Company’s products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by the Company.

Heatway (Entran II). The Company is a defendant in 22 class actions or potential class actions and three other civil actions in various Federal, state and Canadian courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. In one of the above mentioned class actions, on October 9, 2003, the United States District Court in New Jersey preliminarily approved a proposed national settlement agreement (the Proposed Settlement) for pending Entran II claims in the U.S. and Canada, except for claims related to property in six New England states, two judgments in Colorado state court, two judgments in Colorado Federal court and any future judgments involving claimants that opt out of the Proposed Settlement. The Company has the right to withdraw from the Proposed Settlement if it determines in good faith and in its sole discretion that an excessive number of persons have opted out of the class and the Proposed Settlement. Potential claimants had until May 7, 2004 to exercise their right to opt out of the Proposed Settlement. As of May 17, 2004, the Company had received notice that at least 525 potential sites had been opted out of the Proposed Settlement. The Company is currently assessing its options with respect to the Proposed Settlement and expects to decide shortly whether or not it will withdraw from the Proposed Settlement.

      Under the Proposed Settlement, Goodyear will make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear will also make an additional contingent payment of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear meets the following EBITDA target for such year: $1.2 billion in 2004 and $1.4 billion in each of 2005, 2006 and 2007. For purposes of the Proposed Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.                             Commitments and Contingent Liabilities (continued)

the first subsequent year in which the following cumulative EBITDA targets are met: $2.6 billion in 2005, $4.0 billion in 2006 and $5.4 billion in 2007. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. The Company estimates that contributions to the settlement fund from insurance recoveries could total $120 million. Because the insurance recoveries were less than $120 million at February 27, 2004, the terms of the Proposed Settlement give the plaintiffs the right to withdraw from the settlement. Nevertheless, the parties have jointly requested that the court stay all Entran II litigation (with certain exceptions) pending final approval of the settlement.

      In 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. These cases are excluded from the Proposed Settlement, and the Company will continue to pursue appeals of these judgments.

      On June 19, 2003, a jury in Colorado Federal court awarded a judgment in an Entran II case against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003. Post-trial motions have been filed by all parties seeking modifications to the judgment. On May 13, 2004, in another Entran II case, a federal jury in Colorado awarded a judgment against the Company of $3.2 million. These cases are also excluded from the Proposed Settlement.

      The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement, Goodyear’s ability to resolve claims not subject to any settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods.

      Refer to Item 3, Legal Proceedings, for further information about Heatway matters.

Load Range D and E. On December 5, 2003, a conditional settlement agreement resolving a national class action with respect to certain allegedly defective Load Range E light truck and recreational vehicle tires was preliminarily approved. On April 28, 2004, the settlement received final court approval. The Company has accrued for the cost of the settlement, including legal fees. The cost of the settlement did not have a material impact on the Company’s financial statements. Refer to Item 3, Legal Proceedings, for further information about Load Range E claims. During the fourth quarter of 2003, actions related to alleged breaches of warranty or product defects relating to certain of Goodyear’s Load Range D light truck tires, previously reported by Goodyear, were dismissed.

Other Actions. The Company is currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting the Company from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

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

Customer Financing

At December 31, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $4.1 million, and which expire at various times through 2012.

Affiliate Financing

The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At December 31, 2003, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $17.5 million, and which expire at various times through 2011. The Company is unable to estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

      The Company holds a 50% equity interest in South Pacific Tyres (SPT), a partnership in Australia that manufactures and distributes tires. The terms of the partnership agreement provide that the Company is jointly and severally liable for all liabilities of the partnership. At December 31, 2003, SPT had debt totaling $196.9 million, of which $72.0 million was payable to Goodyear. The Company also owns a 50% undivided interest in all of the assets of the partnership.

      The Company’s percentage ownership of the net assets of the above affiliates is included on the Consolidated Balance Sheet as Investments in and Advances to Affiliates.

Indemnifications

At December 31, 2003, the Company was a party to various agreements under which it had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by the Company in the normal course of business; the sale of assets by the Company; the formation of joint venture businesses to which the Company has contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by the Company pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

      Certain indemnifications expire from time to time, and certain other indemnifications are not subject to an expiration date. In addition, the Company’s potential liability under certain indemnifications is subject to maximum caps, while other indemnifications are not subject to caps. Although the Company has been subject to indemnification claims in the past, the Company cannot reasonably estimate the number, type and size of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.                             Commitments and Contingent Liabilities (continued)

indemnification claims that may arise in the future. Due to these and other uncertainties associated with the indemnifications, the Company’s maximum exposure to loss under these agreements cannot be estimated.

      The Company has determined that there are no guarantees other than liabilities for which amounts are already recorded or reserved in its financial statements under which it is probable that it has incurred a liability.

Note 21.	Preferred Stock Purchase Rights Plan

In June 1996, the Company authorized 7,000,000 shares of Series B Preferred Stock (“Series B Preferred”) issuable only upon the exercise of rights (“Rights”) issued under the Preferred Stock Purchase Rights Plan set forth in the Rights Agreement dated June 4, 1996, and amended and restated on April 15, 2002. Each share of Series B Preferred issued would be non-redeemable, non-voting and entitled to (i) cumulative quarterly dividends equal to the greater of $25.00 or, subject to adjustment, 100 times the per year amount of dividends declared on Goodyear Common Stock (“the Common Stock”) during the preceding quarter and (ii) a liquidation preference.

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

      In the event that any acquiring person or group acquires 15% or more of the Common Stock (20% for certain institutional investors), each Right will entitle the holder to purchase that number of shares of Common Stock (or in certain circumstances, other securities, cash or property) which at the time of such transaction would have a market value of two times the Purchase Price.

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

      On March 1, 2004, the Rights Plan was amended to accelerate the expiration date of the Rights Plan to June 1, 2004 from July 29, 2006. As a result, the Rights Plan will be effectively terminated on June 1, 2004.

Note 22.	Future Liquidity Requirements

As of December 31, 2003, the Company had $1.56 billion in cash and cash equivalents, of which $612.7 million was held in the United States and $432.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of December 31, 2003, approximately $215 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Future Liquidity Requirements (continued)

Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures through December 31, 2004.

      At December 31, 2003, the Company also had $335.0 million of unused availability under its various credit agreements.

      The Company’s restructured and refinanced credit facilities mature in 2005 and 2006 and the Company would have to refinance these facilities in the capital markets if they were not renewed by the banks. After taking into account the pay down of certain obligations in connection with recent financing activities, the aggregate amount of long-term debt maturing in 2005 and 2006 is $1,343 million and $1,481 million, respectively. Because of the Company’s debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on successfully implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will be successful in implementing its turnaround strategy. Failure to successfully complete the turnaround strategy could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

      Although the Company is highly leveraged, it may become necessary for it to incur additional debt to ensure that it has adequate liquidity. This additional debt would need to be secured or unsecured. A substantial portion of the Company’s assets are already subject to liens securing its indebtedness. The Company is limited in its ability to pledge its remaining assets as security for additional secured indebtedness. In addition, unless the Company’s financial performance improves, its ability to raise unsecured debt may be significantly limited.

      Under the Company’s master contract with the USWA, the Company committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. It did not meet this commitment. As a result, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005 with loans or securities having a term of at least three years. If the Company fails to complete this refinancing commitment, the USWA would have the right to strike and the Company would be required to pay each covered union employee (approximately 13,700 as of December 31, 2003) $1,000 and each covered union retiree (approximately 13,800 as of December 31, 2003) $500. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and to demand the repayment of all outstanding loans under these facilities.

      The Company is subject to various legal proceedings, including the Entran II litigation described in Note 20, Commitments and Contingent Liabilities. The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in a proposed settlement, the number of claimants that opt out of any settlement, final approval of the terms of the settlement at a yet-to-be scheduled fairness hearing, Goodyear’s ability to resolve claims not subject to the settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate the proposed settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods. In the event the Company wishes to appeal any future adverse judgment in any Entran II or other proceeding, it would be required to

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.                             Future Liquidity Requirements (continued)

post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

      A substantial portion of Goodyear’s borrowings are at variable rates of interest and expose the Company to interest rate risk. If interest rates rise, the Company’s debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company’s liquidity in future periods.

      In addition, Goodyear expects to make contributions to its pension plans of approximately $210 million in 2004. Contributions to domestic pension plans are expected to be approximately $160 million in 2004 and approximately $325 million to $350 million in 2005 in order to satisfy statutory minimum funding requirements.

Note 23.	Subsequent Events

Recent Financing Activities

On February 23, 2004, Goodyear completed the addition of a $650 million tranche to the Company’s $1.30 billion Senior Secured Asset-Backed Facility. Approximately $335 million of the proceeds of the tranche were used to partially reduce amounts outstanding under the U.S. term facility. On March 12, 2004, Goodyear completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under the U.S. term facility, to permanently reduce the Company’s commitment under the U.S. revolving credit facility by $70 million, and for general corporate purposes. In connection with these financing activities, each of the restructured credit facilities discussed in Note 11 was amended on February 19, 2004, principally to permit additional financings. The Company’s credit agreements were further amended on April 16, 2004, to extend until May 19, 2004, the deadline for filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Refer to Note 11 for further information on the Company’s credit facilities and term loan agreements.

Late Form 10-Q Filing and Bank Amendments

On May 11, 2004, the Company announced that it would not file the first quarter 2004 Form 10-Q by May 30, 2004, as required in the Company’s loan agreements, and that it would initiate discussions with its lenders to extend the deadline for filing by 30 days. While Goodyear does not expect to need to access the facilities during this 30-day period, in the absence of an extension, the Company would not be able to access them. If Goodyear does not obtain an extension, it would still have until June 30 to file the Form 10-Q and regain access, but if it does not file the Form 10-Q by then, there could be an event of default under the loan agreements and thereafter under other debt instruments.

      On May 18, 2004, Goodyear obtained an amendment from the European credit facility lenders to allow until June 4, 2004 for delivery to the lenders of the 2003 audited financial statements for the Company’s Goodyear Dunlop Tires Europe B.V. joint venture. These financial statements, which have historically been completed after the Form 10-K was filed, were previously required to be delivered by May 19, 2004. Goodyear must complete these financial statements by June 4, 2004 in order to avoid defaults under the principal credit facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.	Subsequent Events (continued)

Sava Tires d.o.o.

On April 7, 2004, the Company announced that it will exercise its call option and purchase the remaining 20 percent of Sava Tires d.o.o. (Sava Tire), a joint venture tire manufacturing company in Kranj, Slovenia, for approximately $52 million. The transaction is expected to be completed in June 2004. Goodyear’s stake in Sava Tire is held by GDTE.

Dackia

On April 16, 2004, the Company announced that it will purchase the remaining 50 percent of Dackia, one of Sweden’s major retail tire groups, for approximately $10 million. The transaction is expected to be completed in June 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data

(Unaudited)

Quarterly Data and Market Price Information

	Quarter

	Restated

	First	Second	Third	Fourth	Year
(In millions, except per share)
2003
Net Sales	$3,545.8	$3,753.3	$3,906.1	$3,913.8	$15,119.0
Gross Profit	583.0	714.5	711.7	614.5	2,623.7
Net Loss	$(196.5)	$(53.0)	$(118.2)	$(434.4)	$(802.1)

Net Loss Per Share — Basic	$(1.12)	$(0.30)	$(0.67)	$(2.49)	$(4.58)

— Diluted	(1.12)	(0.30)	(0.67)	(2.49)	(4.58)

Average Shares Outstanding — Basic	175.3	175.3	175.3	175.3	175.3
— Diluted	175.3	175.3	175.3	175.3	175.3
Price Range of Common Stock:*
High	$7.33	$7.35	$8.19	$7.94	$8.19
Low	3.35	4.55	4.49	5.55	3.35

	As Originally Reported

	Quarter

	First	Second	Third
(In millions, except per share)
2003
Net Sales	$3,545.5	$3,758.2	$3,906.0
Gross Profit	621.1	707.2	719.4
Net Loss	$(163.3)	$(73.6)	$(105.9)

Net Loss Per Share — Basic	$(0.93)	$(0.42)	$(0.60)

— Diluted	(0.93)	(0.42)	(0.60)

Average Shares Outstanding — Basic	175.3	175.3	175.3
— Diluted	175.3	175.3	175.3
Price Range of Common Stock:*
High	$7.33	$7.35	$8.19
Low	3.35	4.55	4.49

Effect of restatement adjustments on Goodyear’s previously issued 2003 quarterly financial statements

Increase (decrease) in Income (loss)

	Unaudited

	Quarter Ended

	March 31	June 30	September 30	Total
(In millions, except per share)
Net loss as originally reported	$(163.3)	$(73.6)	$(105.9)
Adjustments (pretax):
Accounting Irregularities	(1.6)	(2.9)	4.9	$0.4
Account Reconciliations	(27.7)	20.9	(10.5)	(17.3)
Out-of-Period	0.7	(0.2)	0.4	0.9
Discount Rate Adjustments	(4.3)	(4.4)	(4.3)	(13.0)
Chemical Products Segment	2.4	(0.7)	(1.1)	0.6

Total adjustments (pretax)	(30.5)	12.7	(10.6)	(28.4)
Tax effect of restatement adjustments	(2.7)	3.7	(1.7)	(0.7)
Tax adjustments	—	4.2	—	4.2

Total taxes	(2.7)	7.9	(1.7)	3.5

Total net adjustments	(33.2)	20.6	(12.3)	$(24.9)

Net loss as restated	$(196.5)	$(53.0)	$(118.2)

Per Share of Common Stock:
Net loss — Basic as originally reported	$(0.93)	$(0.42)	$(0.60)
Effect of net adjustments	(0.19)	0.12	(0.07)

Net loss — Basic as restated	$(1.12)	$(0.30)	$(0.67)

Net loss — Diluted as originally reported	$(0.93)	$(0.42)	$(0.60)
Effect of net adjustments	(0.19)	0.12	(0.07)

Net loss — Diluted as restated	$(1.12)	$(0.30)	$(0.67)

The second quarter of 2003 (as originally reported) included net charges for adjustments totaling $25.6 million before tax ($31.3 million after tax). These adjustments related primarily to Interplant, Engineered Products and Tax adjustments, and have been restated to prior periods. Several factors relating to Goodyear’s enterprise resource planning systems implementation resulted in Engineered Products’ inability to locate or recreate account reconciliations for prior periods in the amount of $19.0 million before tax ($18.6 million after tax). As a result, Engineered Products was unable to allocate the amount to applicable periods and accordingly, recorded this adjustment in the first quarter of 2003.

      The first quarter included a net after-tax charge of $19.1 million resulting from general and product liability — discontinued products and a net after-tax charge of $57.7 million for rationalizations. The second quarter included a net after-tax gain of $9.1 million resulting from general and product liability — discontinued products, a net after-tax charge of $11.5 million for rationalizations and an $8.8 million after-tax loss on the sale of 20,833,000 shares of SRI. The third quarter included a net after-tax charge of $62.5 million resulting from general and product liability — discontinued products and a net after-tax charge of $44.8 million for rationalizations. The fourth quarter included a net after-tax charge of $72.9 million from general and product liability — discontinued products and a net after-tax charge of $153.1 million for rationalizations. The fourth quarter also included accelerated depreciation charges, asset writeoffs and impairment charges of $131.4 million after tax. Additionally, the fourth quarter included $9.5 million after tax related to a labor litigation judgment against Goodyear in European Union Tire.

	Restated

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share)
2002
Net Sales	$3,319.2	$3,490.8	$3,538.5	$3,507.7	$13,856.2
Gross Profit	563.8	694.8	666.4	627.3	2,552.3
Net Income (Loss)	$(59.0)	$24.7	$28.2	$(1,220.9)	$(1,227.0)

Net Income (Loss) Per Share — Basic	$(0.36)	$0.15	$0.17	$(6.96)	$(7.35)

— Diluted	(0.36)	0.15	0.17	(6.96)	(7.35)

Average Shares Outstanding — Basic	163.2	163.3	166.5	175.3	167.0
— Diluted	163.2	164.3	166.5	175.3	167.0
Price Range of Common Stock:*
High	$28.31	$23.70	$18.52	$9.36	$28.31
Low	21.29	18.50	8.49	6.60	6.60
Dividends Per Share	$0.12	$0.12	$0.12	$0.12	$0.48

	As Originally Reported

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share)
2002
Net Sales	$3,311.2	$3,478.8	$3,529.6	$3,530.4	$13,850.0
Gross Profit	550.1	691.4	674.7	619.9	2,536.1
Net Income (Loss)	$(63.2)	$28.9	$33.7	$(1,105.2)	$(1,105.8)

Net Income (Loss) Per Share — Basic	$(0.39)	$0.18	$0.20	$(6.30)	$(6.62)

— Diluted	(0.39)	0.18	0.20	(6.30)	(6.62)

Average Shares Outstanding — Basic	163.2	163.3	166.5	175.3	167.0
— Diluted	163.2	164.3	166.5	175.3	167.0
Price Range of Common Stock:*
High	$28.31	$23.70	$18.52	$9.36	$28.31
Low	21.29	18.50	8.49	6.60	6.60
Dividends Per Share	$0.12	$0.12	$0.12	$0.12	$0.48

* New York Stock Exchange — Composite Transactions

Effect of restatement adjustments on Goodyear’s previously issued 2002 quarterly financial statements

Increase (decrease) in income (loss)

	Unaudited

	Quarter Ended

	March 31	June 30	September 30	December 31	Total 2002
(In millions, except per share)
Net income (loss) as originally reported	$(63.2)	$28.9	$33.7	$(1,105.2)	$(1,105.8)
Adjustments (pretax):
Accounting Irregularities	(2.2)	(4.3)	(2.4)	5.4	(3.5)
Account Reconciliations	9.4	2.9	0.5	(19.6)	(6.8)
Out-of-Period	2.8	5.8	5.7	0.9	15.2
Discount Rate Adjustments	(3.7)	(4.1)	(3.9)	(3.2)	(14.9)
Chemical Products Segment	2.3	(1.0)	(8.2)	21.1	14.2

Total adjustments (pretax)	8.6	(0.7)	(8.3)	4.6	4.2
Tax effect of restatement adjustments	1.9	(0.1)	1.9	(6.6)	(2.9)
Tax adjustments	(6.3)	(3.4)	0.9	(113.7)	(122.5)

Total taxes	(4.4)	(3.5)	2.8	(120.3)	(125.4)

Total net adjustments	4.2	(4.2)	(5.5)	(115.7)	(121.2)

Net income (loss) as restated	$(59.0)	$24.7	$28.2	$(1,220.9)	$(1,227.0)

Per Share of Common Stock:
Net income (loss) — Basic as originally reported	$(0.39)	$0.18	$0.20	$(6.30)	$(6.62)
Effect of net adjustments	0.03	(0.03)	(0.03)	(0.66)	(0.73)

Net income (loss) — Basic as restated	$(0.36)	$0.15	$0.17	$(6.96)	$(7.35)

Net income (loss) — Diluted as originally reported	$(0.39)	$0.18	$0.20	$(6.30)	$(6.62)
Effect of net adjustments	0.03	(0.03)	(0.03)	(0.66)	(0.73)

Net income (loss) — Diluted as restated	$(0.36)	$0.15	$0.17	$(6.96)	$(7.35)

The restated 2002 net income (loss) for all quarters differs from that which was originally reported due primarily to amounts related to the Chemical Products business segment. Certain items were identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment which were recorded in 2002 but which related to prior periods and were restated out of 2002. The most significant adjustments related to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories and the fair value adjustment of a hedge for natural gas.

      The second quarter included a net after-tax gain of $0.8 million (as restated) resulting from asset sales. The third quarter included a net after-tax gain of $10.7 million resulting from asset sales and a net after-tax charge of $8.9 million for rationalizations. The third quarter also included the writeoff of a miscellaneous investment of $2.5 million after tax. The fourth quarter included a net after-tax gain of $12.0 million (as restated) resulting from asset sales and a net after-tax benefit of $3.8 million (as restated) from rationalization actions and reversals. The fourth quarter also included a non-cash charge of $1.20 billion (as restated) to establish a valuation allowance against net Federal and state deferred tax assets.

      Quarterly per share amounts do not add to the year 2002 per share amount due to issuance of 11.3 million shares of common stock in the third quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Overview.

The Company’s financial statements have been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. The Company’s 2003 and 2002 quarterly financial information also has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. The restatement also affects periods prior to 2001. During 2003, the Company identified adjustments through the current date that were required to be recorded which reduced previously reported after-tax income by a total of $280.8 million. Of this amount, $56.2 million was included in 2003 net income. The reduction to net income for the years ended December 31, 2002 and 2001 was $121.2 million and $50.5 million, respectively. The impact related to years prior to 2001 was a decrease in retained earnings of $52.9 million at January 1, 2001. Total shareholders’ equity at September 30, 2003 was also reduced by adjustments to Accumulated Other Comprehensive Income (Loss) of $183.9 million.

      The restatement initially arose out of an intensified effort to reconcile certain general ledger accounts, which were out of balance largely as a result of problems associated with the implementation of enterprise resource planning software, and following the receipt of a management letter dated March 11, 2003, from the Company’s independent public accountant, PricewaterhouseCoopers LLP (“PwC”), in which PwC noted the need for increased attention to the account reconciliation process.

      As a result of Goodyear’s efforts to reconcile these accounts, the Company initially recorded adjustments that reduced net income for the quarter ended June 30, 2003 by $31.3 million. The Company subsequently determined in the third quarter of 2003 that it needed to make additional adjustments arising out of account reconciliations. Based on an assessment of the impact of the adjustment to the expected 2003 results, management and the Audit Committee decided to restate the Company’s previously issued financial statements. PwC advised the Company that the failure to identify certain issues that had affected several years related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliation, and internal reporting and monitoring of these matters. The restatement, which was contained in the Company’s Report on Form 8-K filed concurrently with its Form 10-Q for the quarter ended September 30, 2003, resulted in a decrease in cumulative net income through June 30, 2003. The restatement also included changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

      On December 10, 2003, the Company announced that it was delaying the filing of its 2002 Form 10-K/ A containing restated financial statements in order to permit the Audit Committee to conduct an internal investigation into potential improper accounting issues in its European Union business segment. The investigation subsequently expanded to other locations of the Company’s overseas operations. The investigation identified accounting irregularities primarily related to earnings management whereby accrual accounts were adjusted or expenses were improperly deferred in order to increase the segments’ operating income.

      In the first and second quarters of 2004, the Company identified other matters requiring adjustment. Some of these adjustments resulted from an improper understatement of workers’ compensation liability and improper accounting related to the valuation of real estate received in payment of trade accounts receivable. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement was necessary.

      In May 2004, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts. PwC also identified a number of other internal control weaknesses/business recommendations.

      The Company has initiated the implementation of various measures to strengthen its account reconciliation control processes. The Company established a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis. At the corporate level, each employee responsible for an account is required to certify, on a quarterly basis, that such account has been accurately reconciled. The Company’s Internal Audit Department has commenced targeted reviews of selected account reconciliations. In connection with the overseas accounting investigation, senior finance personnel visited various locations and reviewed and confirmed the accuracy of selected account reconciliations, analyzed reported results, reviewed items identified by prior audits to ensure corrective actions were in place and reviewed the certification process with local management.

      In connection with the restatement process and the internal investigation by the Audit Committee, the Company has dedicated substantial resources to the review of its control processes and procedures. As a result of that review, the Company has determined that it will strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Specific remedial measures that have already been undertaken, principally since the beginning of 2004, include the following:

•	Various disciplinary actions (ranging from reprimand to termination) against numerous employees;

•	Restructured reporting relationships within the finance function such that the finance directors of all seven strategic business units report directly to the Chief Financial Officer and the controllers of these business units report to the Corporate Controller;

•	Changed compensation structures for business unit finance directors so that compensation is no longer directly tied to financial performance of the business unit;

•	Increased staffing (including the use of temporary personnel) in various aspects of the Company’s finance and internal audit functions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Streamlined the organization of its European Business Unit to eliminate a level of management and financial reporting;

•	Conducted enhanced training on the certification process whereby senior finance management explained each matter to be certified with each of the seven strategic business units and their local management teams;

•	Commissioned a review of a significant portion of open workers’ compensation claims, including a certification by an outside administrator that such claims had been properly valued; and

•	Revised procedures with respect to opening bank accounts to ensure appropriate oversight by the Treasury Department.

      A number of other initiatives to strengthen the Company’s internal controls are currently in process or under development. These include:

•	Expanding the personnel, resources and responsibilities of the internal audit function;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function, through improved and formalized training;

•	Development of new and enhanced monitoring controls;

•	Simplification of financial processes and information technology systems;

•	Creation of a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process and finance issues in general and to encourage associates to raise issues for review and/or resolution; and

•	Review all accounting policies and procedures, and where appropriate make modifications.

      The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of the internal control weaknesses/business recommendations identified by PwC, and will implement further actions as necessary in its continuing efforts to strengthen the control process. PwC has not completed its assessment of the effectiveness of the Company’s actions.

      In addition, the Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Given the effort needed to fully remedy the internal control weaknesses identified by PwC, the Company may not be able to remedy these weaknesses and take the other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the March 1, 2005 deadline for Section 404 compliance.

Disclosure Controls and Procedures.

      The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

Changes in Internal Control over Financial Reporting.

      Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding Goodyear’s directors responsive to Item 401 of Regulation S-K is set forth in Exhibit 99.1, which information is incorporated herein by reference. For information regarding Goodyear’s executive officers, reference is made to Part I, at pages 21 through 25, inclusive, of this Annual Report.

  Audit Committee

Goodyear has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James C. Boland (Chair), John G. Breen, Gary D. Forsee, William J. Hudson and Shirley D. Peterson.

  Audit Committee Financial Expert

The Board of Directors of Goodyear has determined that each of James C. Boland, Chair of the Audit Committee, and Audit Committee members John G. Breen, Gary D. Forsee and William J. Hudson, Jr. is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

  Code of Business Conduct and Code of Ethics

Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at http://www.goodyear.com/investor/governance.html. Shareholders may request a free copy of these documents from:

      The Goodyear Tire & Rubber Company

      Attention: Investor Relations
      1144 East Market Street
      Akron, Ohio 44316-0001
      (330) 796-375

      Goodyear’s Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (the “Code of Ethics”) is also posted on Goodyear’s website. Amendments to and waivers from the Code of Ethics will be disclosed on the website.

  Corporate Governance Guidelines – Certain Committee Charters

Goodyear has adopted Corporate Governance Guidelines as well as charters for each of its Audit, Compensation and Nominating and Board Governance Committees. These documents are available on Goodyear’s website at http://www.goodyear.com/investor/governance.html. Shareholders may request a free copy of any of these documents from the address and phone numbers set forth above under “Code of Business Conduct and Code of Ethics.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires directors and officers to file reports of ownership and changes in ownership in Goodyear’s equity securities with the Securities and Exchange Commission, the New York Stock Exchange and Goodyear. Based solely on a review of the copies of Forms 3, 4 and 5 received, and on written representations from certain directors and officers that no updating Section 16(a) forms were required to be filed by them, Goodyear believes that no Goodyear director or officer filed a late report or failed to file a required report under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 2003 with the exception of Samir G. Gibara who, due to an administrative error on the part of Goodyear in communicating a cash distribution from Goodyear’s 401(k) plan in connection with Mr. Gibara’s retirement, filed a report on January 15, 2003 relating to a January 6, 2003 distribution of cash; and Eric A. Berg who, due to an administrative error on the part of Goodyear in communicating the lapse of restrictions on a prior grant of restricted stock and a related withholding of shares for payment of withholding taxes, filed a report on March 21, 2003 reporting the March 6, 2003 withholding transaction.

ITEM 11.     EXECUTIVE COMPENSATION.

Information responsive to Item 402 of Regulation S-K is set forth in Exhibit 99.2, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) In accordance with Item 201(d) of Regulation S-K, set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2003. See Note 12, “Stock Compensation Plans and Dilutive Securities” of the Notes to Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

			Number of shares
			Remaining available for
	Number of shares to be	Weighted average	Future issuance under
	issued upon exercise of	exercise price of	Equity compensation
	outstanding options,	outstanding options,	Plans (excluding shares
Plan Category	warrants and rights	warrants and rights	Reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	23,055,491	$28.35	4,846,238 (1)
Equity compensation plans not approved by shareholders (2)(3)	3,370,373	$17.00	0

Total	26,425,864	$26.90	4,846,238

Notes:

(1)	Under Goodyear’s 1989 Performance and Equity Incentive Plan, 1997 Performance Incentive Plan and 2002 Performance Plan, performance units have been awarded for up to 98,190 shares of Common Stock in respect of performance periods ending subsequent to December 31, 2003. Each unit is equivalent to one share of Common Stock. In addition, up to 858,182 shares of Common Stock may be issued in respect of the deferred payout of awards made under Goodyear’s 1989 Performance and Equity Incentive Plan, the 1997 Performance Incentive Plan and the 2002 Performance Plan. The number of units indicated assumes the maximum possible payout that may be earned during the relevant deferral periods. The 1989 and 1997 Plans have expired except with respect to outstanding options and other grants. The 2002 Performance Plan will expire on April 15, 2005.

(2)	Goodyear’s Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3.5 million shares of Common Stock upon the exercise of stock options granted to employees represented by the United Steelworkers of America at 16 Goodyear manufacturing plants. No eligible employee received an option to purchase more than 200 shares of Common Stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,982 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	The Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of Common Stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of Common Stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 294,690 shares of Common Stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten year term and is subject to certain vesting requirements. The Plan expired on December 31, 2002, except with respect to options then outstanding.

(b) Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth in Exhibit 99.3, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth in Exhibit 99.2, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is set forth in Exhibit 99.4, which information is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A. LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements: See Index on page 58 of this Annual Report.

2.	Financial Statement Schedules: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedules at pages FS-2 through FS-7 are incorporated into and made a part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-5, inclusive, which is attached to and incorporated into and made a part of this Annual Report.

B. REPORTS ON FORM 8-K:

The following Current Reports on Form 8-K were filed or furnished, as the case may be, by the Company with the Securities and Exchange Commission during the quarter ended December 31, 2003:

(1)	Form 8-K, dated October 23, 2003 (Items 5 and 12)*.

(2)	Form 8-K, dated November 20, 2003 (Item 5).

(3)	Form 8-K, dated November 20, 2003 (Item 12)*.

(4)	Form 8-K, dated December 12, 2003 (Items 5 and 7).

*	The information, or certain portions thereof, furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: May 19, 2004	By /s/ ROBERT J. KEEGAN Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 19, 2004	/s/ ROBERT J. KEEGAN Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 19, 2004	/s/ ROBERT W. TIEKEN Robert W. Tieken, Executive Vice President (Principal Financial Officer)

Date: May 19, 2004	/s/ THOMAS A. CONNELL Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: May 19, 2004	SUSAN E. ARNOLD, Director
JAMES C. BOLAND, Director
JOHN G. BREEN, Director
GARY D. FORSEE, Director
WILLIAM J. HUDSON JR., Director
STEVEN A. MINTER, Director
RODNEY O’NEAL, Director
SHIRLEY D. PETERSON, Director
AGNAR PYTTE, Director
JAMES M. ZIMMERMAN, Director	By /s/ ROBERT W. TIEKEN Robert W. Tieken, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES

ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules:

	Schedule No.	Page Number

Condensed Financial Information of Registrant	I	FS-2
Valuation and Qualifying Accounts	II	FS-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Financial statements relating to 50 percent or less owned companies, the investments in which are accounted for by the equity method, have been omitted as permitted because, these companies would not constitute a significant subsidiary.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENT OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001
(In millions, except per share)
Net Sales	$7,814.3	$7,613.3	$8,010.3
Cost of Goods Sold	7,223.5	6,724.3	6,935.2
Selling, Administrative and General Expense	1,071.3	1,087.5	1,138.4
Rationalizations	74.7	10.4	58.3
Interest Expense	252.3	209.3	223.7
Other (Income) and Expense	(13.0)	61.6	(20.2)
Foreign Currency Exchange	13.8	(2.5)	8.0
Equity in (Earnings) Losses of Affiliates	8.2	10.1	7.1

Loss before Income Taxes and Equity in (Earnings) Losses of Subsidiaries	(816.5)	(487.4)	(340.2)
United States and Foreign Taxes on Income (Loss)	(51.6)	1,103.7	(169.3)
Equity in (Earnings) Losses of Subsidiaries	37.2	(364.1)	83.2

Net Loss	$(802.1)	$(1,227.0)	$(254.1)

Net Loss Per Share — Basic	$(4.58)	$(7.35)	$(1.59)

Average Shares Outstanding	175.3	167.0	160.0
Net Loss Per Share — Diluted	$(4.58)	$(7.35)	$(1.59)

Average Shares Outstanding	175.3	167.0	160.0

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEET

	December 31,

	2003	2002
(In millions)
Assets
Current Assets:
Cash and cash equivalents	$599.2	$367.8
Accounts and notes receivable, less allowance — $36.8 ($30.2 in 2002)	950.4	123.9
Inventories:
Raw materials	187.9	238.5
Work in process	48.4	39.6
Finished products	941.5	935.5

	1,177.8	1,213.6
Prepaid expenses and other current assets	126.6	314.6

Total Current Assets	2,854.0	2,019.9
Long Term Accounts and Notes Receivable	251.8	197.7
Investments in and Advances to Affiliates	48.6	54.7
Other Assets	53.0	230.9
Intangible Assets	116.7	119.9
Prepaid and Deferred Pension Costs	506.1	578.1
Deferred Income Tax	—	135.7
Deferred Charges	155.2	113.8
Investments in Subsidiaries	3,495.7	3,392.7
Properties and Plants, less accumulated depreciation — $4,310.5 ($4,104.6 in 2002)	2,199.4	2,252.3

Total Assets	$9,680.5	$9,095.7

Liabilities
Current Liabilities:
Accounts payable-trade	$426.5	$435.6
Intercompany current accounts	528.6	416.4
Compensation and benefits	641.6	675.9
Other current liabilities	336.7	364.7
United States and foreign taxes	73.7	244.8
Long term debt due within one year	70.2	300.2

Total Current Liabilities	2,077.3	2,437.6
Long Term Debt and Capital Leases	4,060.3	2,852.7
Compensation and Benefits	3,114.9	3,247.6
Other Long Term Liabilities	441.1	302.4

Total Liabilities	9,693.6	8,840.3
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares; Outstanding shares, 175.3 (175.3 in 2002)	175.3	175.3
Capital Surplus	1,390.2	1,390.1
Retained Earnings	980.4	1,782.5
Accumulated Other Comprehensive Income (Loss)	(2,559.0)	(3,092.5)

Total Shareholders’ Equity	(13.1)	255.4

Total Liabilities and Shareholders’ Equity	$9,680.5	$9,095.7

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
				Comprehensive	Total
	Common	Capital	Retained	Income	Shareholders’
	Stock	Surplus	Earnings	(Loss)	Equity
(Dollars in millions, except per share)
Balance at December 31, 2000	$157.6	$1,092.4	$3,505.9	$(1,301.6)	$3,454.3
(after deducting 38,074,706 treasury shares)
Comprehensive income (loss):
Net loss			(254.1)
Foreign currency translation (net of tax benefit of $6.3)				(186.3)
Reclassification adjustment for amounts recognized in income				7.2
Minimum pension liability (net of tax of $205.6)				(367.9)
Unrealized investment loss (net of tax of $4.1)				(6.6)
Transition adjustment from adoption of SFAS 133				5.4
Deferred derivative loss (net of tax of $18.1)				(29.5)
Reclassification adjustment for amounts recognized in income (net of tax of $5.7)				9.2
Total comprehensive income (loss)					(822.6)
Cash dividends — $1.02 per share			(162.5)		(162.5)
Common stock issued from treasury:
Domestic pension funding	4.3	95.7			100.0
Conversion of 1.2% Convertible Note Payable	1.1	55.1			56.2
Stock compensation plans	0.2	2.2			2.4

Balance at December 31, 2001	163.2	1,245.4	3,089.3	(1,870.1)	2,627.8
(after deducting 32,512,970 treasury shares)
Comprehensive income (loss):
Net loss			(1,227.0)
Foreign currency translation (net of tax benefit of $0)				57.8
Minimum pension liability (net of tax of $42.4)				(1,283.6)
Unrealized investment gain (net of tax of $0)				7.3
Deferred derivative gain (net of tax of $0)				60.6
Reclassification adjustment for amounts recognized in income (net of tax of $0)				(64.5)
Total comprehensive income (loss)					(2,449.4)
Cash dividends — $0.48 per share			(79.8)		(79.8)
Common stock issued from treasury:
Domestic pension funding	11.3	126.6			137.9
Common stock issued for acquisitions	0.7	15.2			15.9
Stock compensation plans	0.1	2.9			3.0

Balance at December 31, 2002	175.3	1,390.1	1,782.5	(3,092.5)	255.4
(after deducting 20,371,235 treasury shares)
Comprehensive income (loss):
Net loss			(802.1)
Foreign currency translation (net of tax benefit of $0)				373.0
Minimum pension liability (net of tax of $2.2)				128.5
Unrealized investment gain (net of tax of $0)				4.1
Reclassification adjustment for amounts recognized in income (net of tax of $8.7)				8.8
Deferred derivative gain (net of tax of $0)				46.3
Reclassification adjustment for amounts recognized in income (net of tax of $1.9)				(27.2)
Total comprehensive income (loss)					(268.6)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at December 31, 2003	$175.3	$1,390.2	$980.4	$(2,559.0)	$(13.1)

(after deducting 20,352,239 treasury shares)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001
(Dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(802.1)	$(1,227.0)	$(254.1)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	409.0	288.6	307.2
Deferred tax provision	(13.8)	1,152.5	(200.7)
Rationalizations	29.2	2.4	35.2
Asset sales	(104.5)	68.5	(58.5)
Net cash flows from sale of accounts receivable	(507.6)	55.9	13.5
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(317.3)	(73.8)	221.9
Inventories	27.0	13.4	266.0
Accounts payable — trade	(17.1)	24.0	(140.2)
Prepaids	188.0	(129.9)	(93.9)
Deferred charges	128.5	351.0	(157.6)
Long term compensation and benefits	(132.7)	752.7	710.6
Accumulated other comprehensive income — deferred pension gain (loss)	166.2	(889.7)	(320.1)
Other long term liabilities	202.8	(94.4)	168.5
United States and foreign taxes	(163.6)	136.4	(6.7)
Other assets and liabilities	168.9	(581.2)	22.5

Total adjustments	63.0	1,076.4	767.7

Total cash flows from operating activities	(739.1)	(150.6)	513.6
Cash Flows from Investing Activities:
Capital expenditures	(146.2)	(252.8)	(243.1)
Asset dispositions	367.8	104.4	84.1
Asset acquisitions	(71.2)	—	—
Other transactions	18.6	175.7	(193.8)

Total cash flows from investing activities	169.0	27.3	(352.8)
Cash Flows from Financing Activities:
Short term debt incurred	8.0	—	—
Short term debt paid	—	(3.6)	(812.1)
Long term debt incurred	2,379.7	0.5	1,450.0
Long term debt paid	(1,510.2)	(45.8)	(50.6)
Common stock issued	0.2	18.7	1.7
Dividends paid to Goodyear shareholders	—	(79.8)	(162.5)
Debt issuance costs	(104.1)	—	—
Other transactions	27.9	—	—

Total cash flows from financing activities	801.5	(110.0)	426.5

Net Change in Cash and Cash Equivalents	231.4	(233.3)	587.3
Cash and Cash Equivalents at Beginning of the Period	367.8	601.1	13.8

Cash and Cash Equivalents at End of the Period	$599.2	$367.8	$601.1

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2003, the Parent Company was a party to various long-term financing facilities. Under the terms of these facilities, the Parent Company pledged a significant portion of its assets as collateral. The collateral included the capital stock of certain subsidiaries, first-priority security interests in certain property, plant and equipment and other tangible and intangible assets, and second-priority security interests in accounts receivable, inventory and cash. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to secure additional indebtedness, make investments, and sell assets beyond specified limits. The facilities prohibit the Parent Company from paying dividends on its common stock and limit the amount of capital expenditures the Parent Company, together with its consolidated subsidiaries, may make. The facilities also contain certain financial covenants including the maintenance of a minimum consolidated net worth, a ratio of consolidated EBITDA to consolidated interest expense, and a ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the respective facility agreements). Repayment of the facilities is required with a defined percentage of the proceeds from certain asset sales and debt or equity issuances. For further information, refer to the Note to the Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

      The annual aggregate maturities of long-term debt and capital leases for the five years subsequent to 2003 are presented below. Maturities of debt supported by the availability of revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2004	2005	2006	2007	2008
(In millions)
Debt incurred under or supported by revolving credit agreements	$70.0	$200.0	$319.0	$—	$—
Other	0.3	1,118.5	1,222.9	300.2	100.0

	$70.3	$1,318.5	$1,541.9	$300.2	$100.0

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2003, the Parent Company had off-balance-sheet financial guarantees written and other commitments totaling $67.9 million.

      At December 31, 2003, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Financial Statements No. 20, Commitments and Contingent Liabilities.

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2003, 2002 and 2001.

      The following table presents dividends received during 2003, 2002 and 2001:

	2003	2002	2001
(In millions)
Consolidated subsidiaries	$219.0	$113.1	$114.8
50% or less-owned persons	2.5	1.8	1.8

	$221.5	$114.9	$116.6

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — Continued

Dividends received from consolidated subsidiaries included stock dividends of $152.1 million, $31.9 million and $14.5 million in 2003, 2002 and 2001, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest in 2003, 2002 and 2001 of $234.8 million, $221.2 million and $214.3 million, respectively. The Parent Company made net cash payments (receipts) for income taxes in 2003, 2002 and 2001 of $(43.9) million, $16.7 million and $2.9 million, respectively.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statement of Operations have been eliminated in the preparation of the consolidated financial statements:

	2003	2002	2001
(In millions)
Sales	$1,307.3	$1,255.1	$1,556.3
Cost of goods sold	1,304.1	1,251.8	1,558.3
Interest expense	10.6	5.2	13.8
Other (income) and expense	(440.8)	(190.0)	(276.0)

Loss before income taxes	$433.4	$188.1	$260.2

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — Continued

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In Millions)

		Additions
							Translation
	Balance at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to OCI	purchase	reserves		period	period

2003

Allowance for doubtful accounts	$102.1	$54.4	$—	$—	$(39.9	)(a)	$11.6	$128.2
Valuation allowance — deferred tax assets	1,781.3	297.2	(66.7)	—	(13.5)		—	1,998.3

2002 as Restated

Allowance for doubtful accounts	$88.1	$39.1	$—	$—	$(29.1	)(a)	$4.0	$102.1
Valuation allowance — deferred tax assets	257.6	1,215.5	352.9	—	(44.7)		—	1,781.3

2001 as Restated

Allowance for doubtful accounts	$94.2	$30.4	$—	$—	$(34.3	)(a)	$(2.2)	$88.1
Valuation allowance — deferred tax assets	224.0	33.6	—	—	—		—	257.6

Note:(a) Accounts and notes receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For Year Ended December 31, 2003

INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended through February 28, 2002 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Amended and Restated Rights Agreement, dated as of April 15, 2002, between the Company and EquiServe Trust Company, N.A., Rights Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(c)	Amendment No. 1 to the Amended and Restated Rights Agreement dated as of March 1, 2004, between the Company and EquiServe Trust Company, N.A.	4.1
(d)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(e)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
(g)	First Amendment dated as of February 19, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.2

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

(h)	Second Amendment dated as of April 16, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.3
(i)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(j)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.4
(k)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(l)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto.	4.5
(m)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto.	4.6
(n)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(o)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.7
(p)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.8
(q)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.9
(r)	Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(s)	Master Guarantee and Collateral Agreement dated as of March 31, 2004, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent.	4.1	0

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

(t)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee.	4.1	1
(u)	Note purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein.	4.1	2
(v)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein.	4.1	3
(w)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent.	4.1	4
(x)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company.	4.1	5
Information concerning Goodyear’s long-term debt is set forth at Note 11, captioned “Financing Arrangements and Derivative Financial Instruments”, at the sub-caption “Long Term Debt and Financing Arrangements”, in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by reference. In accordance with Item 601(b)(4)(iii) of Regulation S-K, agreements and instruments defining the rights of holders of long-term debt of the Company pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company and its subsidiaries are not filed herewith. The Company hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

10	Material Contracts
(a)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(b)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(c)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).
(d)*	Performance Recognition Plan of the Company adopted effective January 1, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).
(e)*	Goodyear Supplementary Pension Plan, as restated and amended December 3, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(f)*	Goodyear Employee Severance Plan, as adopted on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).
(g)*	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(h)*	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

(i)*	First Amendment to The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives effective as of December 3, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(j)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).
(k)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).
(l)*	Executive Performance Plan of The Goodyear Tire & Rubber Company.	10.1
(m)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(n)	Amendment No. 1 to the Umbrella Agreement dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
(o)	Agreement dated as of March 3, 2003, between Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
(p)	Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(q)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(r)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(s)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan dated February 3, 2004.	10.2
(t)*	Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(u)*	Stock Option Grant Agreement dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(v)*	Form of Performance Equity Grant Agreement.	10.3

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(w)*	Copy of Hourly and Salaried Employees Stock Option Plan of the Company as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
	(x)*	Forms of Stock Option Grant Agreements for options and SARs, Part I, Agreement for Non-Qualified Stock Options, and Part II, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights.	10.4
	(y)*	Letter agreement dated February 4, 2003, between the Company and Samir G. Gibara (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
	(z)*	Contribution Letter Agreement dated September 12, 2002, by and among the Company, The Goodyear Tire & Rubber Company Common Trust Fund for the Collective Investment of Retirement Plan Funds, The Goodyear Tire & Rubber Company Investment Committee, The Goodyear Tire & Rubber Company Directed Retirement Trust, Northern Trust Company as Trustee and Investment Manager/Advisor (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2002, File No. 1-1927).
	(aa)	Registration Rights Agreement dated September 12, 2002 by and between the Company and Northern Trust Company as Trustee and Investment Advisor for The Goodyear Tire & Rubber Company Directed Retirement Trust (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 12, 2002, File No. 1-1927).

12		Statement re Computation of Ratios
	(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

21		Subsidiaries
	(a)	List of subsidiaries of the Company at December 31, 2003.	21.1

23		Consents of Experts
	(a)	Consent of PricewaterhouseCoopers LLP, independent accountants, to incorporation by reference of their report set forth on page 59 of this Annual Report and in certain Registration Statements of the Company on Forms S-3 and S-8.	23.1

24		Powers of Attorney
	(a)	Powers of Attorney of Officers and Directors signing this report.	24.1

31		302 Certifications
	(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
	(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32		906 Certifications
	(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

99		Other Exhibits
	(a)	Information regarding the Directors of the Company	99.1
	(b)	Executive Compensation Information	99.2
	(c)	Beneficial Ownership of Common Stock	99.3
	(d)	Principal Accountant Fees and Services	99.4

*	Indicates management contract or compensatory plan or arrangement.