Form 10-Q/A
period 2003-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-06-18
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]   No [   ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock,
     Without Par Value, Outstanding at March 31, 2003:     175,309,002

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (“Form 10-Q/A”) includes unaudited restated consolidated financial statements as of and for the three months ended March 31, 2003 and 2002, and an audited restated consolidated balance sheet as of December 31, 2002. The accompanying restated consolidated financial statements, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect the restatement.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statements of operations, cash flows, comprehensive income and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affected periods prior to 2001. Note 2 to the financial statements included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to “Item 6. Selected Financial Data” in the Company’s 2003 Form 10-K. In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the second and third quarters of 2003 and the comparable interim periods in 2002 will be presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003, which will be filed as expeditiously as possible following the filing of the Form 10-Q for the quarterly period ended March 31, 2004.

     Refer to Note 1A, “Restatement” for further information on the restatement impact for the first quarter of 2003.

     For further discussion, see “Item 8. Financial Statements—Note 2. Restatement” in the Company’s 2003 Form 10-K, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net loss and the cumulative impact of the adjustments on the Consolidated Statement of Operations and Consolidated Balance Sheet for each annual period on a restated basis.

     This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the original Form 10-Q as well as the information set forth under “Forward-Looking Information-Safe Harbor Statement,” and no other information included in the original Form 10-Q is amended hereby.

     All referenced amounts in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

      This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to April 30, 2003, the date of filing of the Quarterly Report on Form 10-Q for the period ended March 31, 2003. For a discussion of these subsequent events and developments as well as revisions to prior estimates please refer to the Company’s 2003 Form 10-K filed on May 19, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions, except per share)	2003	2002
NET SALES	$3,545.8	$3,319.2

Cost of Goods Sold	2,962.8	2,755.4
Selling, Administrative and General Expense	571.3	527.0
Rationalizations (Note 2)	60.7	—
Interest Expense	58.4	61.0
Other (Income) and Expense (Note 3)	43.6	19.8
Foreign Currency Exchange	0.9	13.8
Equity in (Earnings) Losses of Affiliates	3.4	5.8
Minority Interest in Net Income of Subsidiaries	10.2	13.4

Loss before Income Taxes (Benefit)	(165.5)	(77.0)
United States and Foreign Taxes (Benefit) on Loss	31.0	(18.0)

NET LOSS	$(196.5)	$(59.0)

Retained Earnings at Beginning of Period	1,782.5	3,089.3

CASH DIVIDENDS	—	(19.7)

Retained Earnings at End of Period	$1,586.0	$3,010.6

NET LOSS PER SHARE OF COMMON STOCK – BASIC	$(1.12)	$(0.36)

Average Shares Outstanding (Note 4)	175.3	163.2

NET LOSS PER SHARE OF COMMON STOCK – DILUTED	$(1.12)	$(0.36)

Average Shares Outstanding (Note 4)	175.3	163.2

CASH DIVIDENDS PER SHARE	$—	$0.12

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	Restated
	March 31,	December 31,
(In millions)	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$685.1	$918.1
Restricted cash (Note 1)	35.0	—
Short term securities	—	24.3
Accounts and notes receivable, less allowance — $104.9 ($102.1 in 2002) (Note 5)	1,764.7	1,438.1
Inventories
Raw materials	482.7	459.2
Work in process	116.2	97.4
Finished products	1,911.1	1,789.6

	2,510.0	2,346.2
Prepaid expenses and other current assets	387.9	453.7

Total Current Assets	5,382.7	5,180.4
Long Term Accounts and Notes Receivable	235.6	242.8
Investments in and Advances to Affiliates	140.9	139.2
Other Assets	252.4	253.0
Goodwill and Other Intangible Assets	764.8	764.0
Prepaid and Deferred Pension Costs	905.5	913.4
Deferred Charges	386.3	389.7
Properties and Plants, less accumulated depreciation - $6,751.5 ($6,572.5 in 2002)	5,178.3	5,156.2

TOTAL ASSETS	$13,246.5	$13,038.7

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,564.0	$1,515.4
Compensation and benefits	926.5	913.6
Other current liabilities	495.6	512.3
United States and foreign taxes	491.3	358.2
Notes payable	165.1	283.4
Long term debt due within one year	59.6	369.8

Total Current Liabilities	3,702.1	3,952.7
Long Term Debt and Capital Leases	3,604.4	2,989.8
Compensation and Benefits	4,524.9	4,497.3
Other Long Term Liabilities	532.7	615.7
Minority Equity in Subsidiaries	756.3	727.8

Total Liabilities	13,120.4	12,783.3
Commitments and Contingent Liabilities (Note 6)
Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares - 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.1	1,390.1
Retained Earnings	1,586.0	1,782.5
Accumulated Other Comprehensive Income (Loss)	(3,025.3)	(3,092.5)

Total Shareholders’ Equity	126.1	255.4

Total Liabilities and Shareholders’ Equity	$13,246.5	$13,038.7

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2002	$175.3	$1,390.1	$1,782.5	$(3,092.5)	$255.4
Comprehensive income (loss) for 2003:
Net loss			(196.5)
Foreign currency translation				61.9
Minimum pension liability				2.5
Unrealized investment loss				(1.3)
Deferred derivative gain				4.1
Total comprehensive loss					(129.3)

Balance at March 31, 2003 as restated	$175.3	$1,390.1	$1,586.0	$(3,025.3)	$126.1

	Restated
	March 31,	December 31,
Accumulated Other Comprehensive Income (Loss)	2003	2002
Foreign currency translation adjustment	$(1,329.0)	$(1,390.9)
Minimum pension liability adjustment	(1,671.0)	(1,673.5)
Unrealized investment loss	(10.6)	(9.3)
Deferred derivative loss	(14.7)	(18.8)

Total	$(3,025.3)	$(3,092.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Net Loss	$(196.5)	$(59.0)
Other comprehensive income (loss):
Foreign currency translation	61.9	(21.7)
Minimum pension liability	2.5	0.7
Deferred derivative gain (loss)	17.8	(9.4)
Tax on deferred derivative gain (loss)	—	3.6
Reclassification adjustment for amounts recognized in income	(13.9)	9.2
Tax on derivative reclassification adjustment	0.2	(3.5)
Unrealized investment loss	(1.3)	—

Comprehensive Loss	$(129.3)	$(80.1)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(196.5)	$(59.0)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	148.2	147.0
Rationalizations (Note 2)	21.1	—
Asset sales (Note 3)	(1.0)	—
Net cash flows from sale of accounts receivable (Note 5)	(71.6)	(57.1)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(227.0)	(217.0)
Inventories	(133.1)	37.1
Accounts payable – trade	87.2	7.7
Other assets and liabilities	144.5	(95.6)

Total adjustments	(31.7)	(177.9)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(228.2)	(236.9)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(97.0)	(75.6)
Short term securities redeemed	25.2	—
Asset dispositions	0.5	—
Other transactions	7.9	(20.1)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(63.4)	(95.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	696.1	23.6
Short term debt paid	(280.1)	32.9
Long term debt incurred	10.3	0.9
Long term debt paid	(331.8)	(7.6)
Common stock issued	—	2.3
Dividends paid to Goodyear shareholders	—	(19.7)
Debt issuance costs	(12.7)	—
Increase in restricted cash	(35.0)	—
Other transactions	3.6	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	50.4	32.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.2	(6.3)

Net Change in Cash and Cash Equivalents	(233.0)	(306.5)
Cash and Cash Equivalents at Beginning of the Period	918.1	953.6

Cash and Cash Equivalents at End of the Period	$685.1	$647.1

     The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Adjustments

All adjustments, including all normal recurring adjustments, necessary for a fair statement of the results of these unaudited interim periods have been included.

     These restated consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

Restricted Cash

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Restated
	Three Months Ended
	March 31,
(In millions, except per share)	2003	2002
Net loss as reported	$(196.5)	$(59.0)
Add: Stock-based compensation expense (income) included in net loss (net of tax)	(0.3)	(2.6)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(6.4)	(6.0)

Net loss as adjusted	$(203.2)	$(67.6)

Net loss per share:
Basic - as reported	$(1.12)	$(0.36)
- as adjusted	(1.16)	(0.41)
Diluted - as reported	$(1.12)	$(0.36)
- as adjusted	(1.16)	(0.41)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation.

NOTE 1A. RESTATEMENT

The financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements for 2003 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Form 10-Q”). The restatement also affects the three-month period ended March 31, 2002. The adjustments increased the net loss by $33.2 million for the three-month period ended March 31, 2003, and decreased the net loss by $4.2 million for the three-month period ended March 31, 2002. The restated financial information has been prepared by management and reflects all adjustments known to management.

     The Company has restated by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statement of operations, cash flows and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affects periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. The Forms 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003 will be filed as expeditiously as possible following the filing of the Form 10-Q for the quarterly period ended March 31, 2004. Refer to Note 2, “Restatement” and supplementary data in the 2003 10-K for further discussion of the restatement including the adjustments recorded in annual and quarterly periods other than the first quarters of 2003 and 2002. Accordingly, this footnote discusses the restatement adjustments related only to the first quarters of 2003 and 2002.

     The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the Company identified various

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

adjustments that were recorded in the second quarter and needed to be recorded in the third quarter of 2003 arising out of account reconciliations. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued financial statements on the Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company in October 2003 that the failure to identify or monitor certain conditions with respect to certain general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening.

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

     The Form 10-K for the year ended December 31, 2003 also includes changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

     The adjustments resulting from the Company’s initial restatement efforts, the special overseas accounting and workers’ compensation investigations, and the 2003 year-end closing process are described as follows:

Accounting Irregularities. This category includes adjustments reducing income before tax by a total of $1.6 million and $2.2 million in the three months ending March 31, 2003 and 2002, respectively. These adjustments resulted from the overseas special accounting investigation, the understatement of the Company’s liability for workers’ compensation payments, and certain adjustments in Chile, including the correction of the valuation of real estate received in payment for trade accounts receivable.

     Adjustments reducing income by a total of $1.2 million and $1.0 million before tax in the three months ended March 31, 2003 and 2002, respectively, were included in the restatement as a result of the special accounting investigation overseas. The majority of the adjustments addressed accrual accounts that were

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. An adjustment was made to defer income of $0.1 before tax beyond the first quarter of 2003 that was improperly recognized in the first quarter of 2003.

     The workers’ compensation adjustments to reduce income totaled $0.4 million and $1.7 million before tax in the three months ended March 31, 2003 and 2002, respectively. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     In 2000, the Company received approximately 13 acres of land in Santiago, Chile, in payment for trade accounts receivable from one of its Chilean customers. At the time, the Company recorded the land based upon an inappropriate appraisal. In the first quarter of 2004, the Company had an additional appraisal performed that appropriately valued the land at a much lower value. The Audit Committee requested an investigation into the matter, and as a result, the Company recorded an adjustment to reduce the valuation of the land. The Company also identified other adjustments in Chile whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. Adjustments of $0.5 million before tax were recorded related to these accounts in the three months ended March 31, 2002.

     A summary of the accounting irregularities adjustments and the time periods affected follows:

	Three Months Ended
	March 31,
(In millions, all amounts before tax)	2003	2002
Income (Expense)
Accruals and deferred expenses – Europe and Asia	$1.3	$1.0
Deferred income – Europe	(0.1)	—
Workers’ compensation	0.4	1.7
Accruals and deferred expenses – Chile	—	(0.5)

	$1.6	$2.2

Account Reconciliations. This category includes adjustments reducing income totaling $27.7 million before tax and increasing income $9.4 million before tax in the three months ended March 31, 2003 and 2002, respectively, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following categories represent a majority of the account reconciliation adjustments included in the restatement (all amounts are before tax unless otherwise noted):

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. $1.3 million of expense and $0.1 million of income are included in the three months ended March 31, 2003 and 2002, respectively, for Interplant adjustments. The most significant items in this category are 1) fixed assets and inventory which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate fixed assets.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $19.0 million and $2.8 million are included in the three months ending March 31, 2003 and 2002, respectively, for EPD adjustments. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. $0.6 million and $1.1 million are included in the three months ending March 31, 2003 and 2002, respectively, for these adjustments.

D.	General and Product Liability. The expense for general and product claims increased $2.0 million for the three months ended March 31, 2003 related to the timing of the recognition of certain liabilities for Entran II claims.

     In addition, net adjustments totaling $18.3 million were recorded in OCI through March 31, 2003. An adjustment was made to record an $18 million charge to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was also made to record a $3.0 million charge to currency translation, with an offsetting credit to long-term assets. This adjustment affected the period from January 1, 2003 to March 31, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Income of $0.7 million and $2.8 million before tax is included in the three months ending March 31, 2003 and 2002, respectively for out of period adjustments.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Income before tax was decreased by $4.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

million and $3.7 million in the three months ended March 31, 2003 and 2002, respectively. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. These adjustments similarly impacted OCI at March 31, 2003.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. Income of $2.4 million and $2.3 million before tax is included in the three months ended March 31, 2003 and 2002, respectively, for Chemical Products segment adjustments.

Tax Adjustments. Adjustments related to the correction of errors in the computation of deferred tax assets and liabilities were $2.7 million and $4.4 million in the three months ended March 31, 2003 and 2002, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in Income (loss)

	Three Months Ended
	March 31,
(In millions, except per share)	2003	2002
Net loss as originally reported	$(163.3)	$(63.2)
Adjustments (pretax):
Accounting Irregularities	(1.6)	(2.2)
Account Reconciliations	(27.7)	9.4
Out-of-Period	0.7	2.8
Discount Rate Adjustments	(4.3)	(3.7)
Chemical Products Segment	2.4	2.3

Total adjustments (pretax)	(30.5)	8.6
Tax effect of restatement adjustments	(2.7)	1.9
Tax adjustments	—	(6.3)

Total taxes	(2.7)	(4.4)

Total net adjustments	(33.2)	4.2

Net loss as restated	$(196.5)	$(59.0)

Per Share of Common Stock:
Net loss – Basic as originally reported	$(0.93)	$(0.39)
Effect of net adjustments	(0.19)	0.03

Net loss – Basic as restated	$(1.12)	$(0.36)

Net loss – Diluted as originally reported	$(0.93)	$(0.39)
Effect of net adjustments	(0.19)	0.03

Net loss – Diluted as restated	$(1.12)	$(0.36)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002
	As		As
	Originally	As	Originally	As
(In millions, except per share)	Reported	Restated	Reported	Restated
Net Sales	$3,545.5	$3,545.8	$3,311.2	$3,319.2
Cost of Goods Sold	2,924.4	2,962.8	2,761.1	2,755.4
Selling, Administrative and General Expense	590.1	571.3	529.4	527.0
Rationalizations	68.2	60.7	—	—
Interest Expense	57.8	58.4	61.0	61.0
Other (Income) and Expense	26.7	43.6	13.9	19.8
Foreign Currency Exchange	(0.6)	0.9	13.3	13.8
Equity in Earnings of Affiliates	2.5	3.4	4.6	5.8
Minority Interest	11.4	10.2	13.5	13.4

Loss before Income Taxes	(135.0)	(165.5)	(85.6)	(77.0)
U.S. and Foreign Taxes on Income (Loss)	28.3	31.0	(22.4)	(18.0)

Net Loss	$(163.3)	$(196.5)	$(63.2)	$(59.0)

Net Loss per share – Basic	$(0.93)	$(1.12)	$(0.39)	$(0.36)
Average Shares Outstanding	175.3	175.3	163.2	163.2
Net Loss per share – Diluted	$(0.93)	$(1.12)	$(0.39)	$(0.36)
Average Shares Outstanding	175.3	175.3	163.2	163.2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at March 31, 2003.

	March 31, 2003
	As Originally	As
(Dollars in millions)	Reported	Restated
Assets
Current Assets:
Cash and cash equivalents	$720.3	$720.1
Accounts and notes receivable, net	1,792.3	1,764.7
Inventories	2,531.5	2,510.0
Prepaid expenses and other current assets	396.0	387.9

Total Current Assets	5,440.1	5,382.7
Long Term Accounts and Notes Receivable	229.1	235.6
Investments in and Advances to Affiliates	144.3	140.9
Other Assets	254.4	252.4
Goodwill and Other Intangible Assets	772.4	764.8
Prepaid and Deferred Pension Costs	905.5	905.5
Deferred Charges	411.5	386.3
Properties and Plants, net	5,210.6	5,178.3

Total Assets	$13,367.9	$13,246.5

Liabilities
Current Liabilities:
Accounts payable-trade	$1,535.0	$1,564.0
Compensation and benefits	963.6	926.5
Other current liabilities	458.1	495.6
United States and foreign taxes	494.9	491.3
Notes payable	165.1	165.1
Long term debt due within one year	59.5	59.6

Total Current Liabilities	3,676.2	3,702.1
Long Term Debt and Capital Leases	3,602.1	3,604.4
Compensation and Benefits	4,231.6	4,524.9
Other Long Term Liabilities	526.2	532.7
Minority Equity in Subsidiaries	769.8	756.3

Total Liabilities	12,805.9	13,120.4
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares, 175.3	175.3	175.3
Capital Surplus	1,390.3	1,390.1
Retained Earnings	1,843.8	1,586.0
Accumulated Other Comprehensive Income (Loss)	(2,847.4)	(3,025.3)

Total Shareholders’ Equity	562.0	126.1

Total Liabilities and Shareholders’ Equity	$13,367.9	$13,246.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RATIONALIZATIONS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Original charge	$60.3	$0.4	$60.7
Incurred	(24.3)	(0.3)	(24.6)

Accrual balance at March 31, 2003	$36.0	$0.1	$36.1

Goodyear recorded a rationalization charge totaling $60.7 million (as restated) ($57.7 million after tax or $0.33 per share (as restated)) in 2003. The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $60.7 million (as restated) charge, $39.6 million (as restated) related to future cash outflows, primarily associate severance costs, and $21.1 million (as restated) related to pension curtailments. Goodyear plans to complete these actions by December 31, 2003.

     Associate-related rationalization costs totaled $60.3 million (as restated). Activity during 2003 is presented below:

	Restated
			Balance at
(In millions)	Recorded	Incurred	March 31, 2003
North American Tire	$48.5	$(23.0)	$25.5
European Union Tire	9.0	(0.9)	8.1
Latin American Tire	0.9	—	0.9
Engineered Products	0.6	(0.3)	0.3
Corporate	1.3	(0.1)	1.2

	$60.3	$(24.3)	$36.0

Under the above programs, Goodyear provided for the release of approximately 950 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During 2003, $24.3 million was incurred for the release of approximately 450 associates.

     Rationalization costs, other than associate-related costs, totaled $0.4 million (as restated). Activity during the first quarter of 2003 is presented below:

	Restated
			Balance at
(In millions)	Recorded	Incurred	March 31, 2003
Corporate	$0.4	$(0.3)	$0.1

These costs were for outplacement services. Goodyear incurred $0.3 million (as restated) of other than associate-related costs during 2003 for outplacement services.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2002 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Original charge	$19.5	$7.0	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	16.6	4.1	20.7
Incurred	(10.1)	(1.5)	(11.6)

Accrual balance at March 31, 2003	$6.5	$2.6	$9.1

Goodyear recorded a net rationalization charge totaling $5.5 million (as restated) ($6.4 million after tax or $0.03 per share (as restated)) in 2002, which included reversals of $21.0 million (as restated)($16.6 million after tax or $0.11 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Goodyear plans to complete these actions during 2003.

     Associate-related rationalization costs totaled $19.5 million (as restated). Activity during the first quarter of 2003 is presented below:

	Restated
	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003
Plant consolidation	$12.4	$(7.7)	$4.7
Administrative consolidation	4.2	(2.4)	1.8

	$16.6	$(10.1)	$6.5

Under the above programs, Goodyear provided for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. During 2003, $10.1 million was incurred for the release of approximately 200 associates.

     Rationalization costs, other than associate-related costs, totaled $7.0 million (as restated). Activity during the first quarter of 2003 is presented below:

	Restated
	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003
Plant consolidation	$1.4	$(0.3)	$1.1
Administrative consolidation	2.7	(1.2)	1.5

	$4.1	$(1.5)	$2.6

These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $1.5 million of other than associate-related costs during 2003 primarily for ongoing noncancellable lease costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fourth Quarter 2001 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total

Original charge	$53.1	$83.1	$136.2
Incurred	(1.6)	(44.1)	(45.7)

Accrual balance at December 31, 2001	51.5	39.0	90.5
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.5)	(15.9)

Accrual balance at December 31, 2002	5.1	23.6	28.7
Incurred	(1.8)	(0.7)	(2.5)

Accrual balance at March 31, 2003	$3.3	$22.9	$26.2

Goodyear recorded rationalization charges totaling $136.2 million (as restated) ($107.5 million after tax or $0.65 per share (as restated)) in the fourth quarter of 2001. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Goodyear plans to complete these actions during the second quarter of 2003 with the exception of ongoing noncancellable lease payments. Reversals of reserves no longer needed for their originally intended purposes totaling $4.1 million were recorded during 2001.

     Associate-related rationalization costs totaling $53.1 million were recorded. Activity during the first quarter of 2003 is presented below:

	Restated
	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Retail and administrative consolidation	$5.1	$(1.8)	$3.3

Under the above programs, Goodyear provided for the release of approximately 2,200 associates around the world, primarily production and administrative associates. During 2003, $1.8 million was incurred for the release of approximately 50 associates.

     Rationalization costs, other than associate-related costs, totaling $83.1 million (as restated) were recorded. Activity during the first quarter of 2003 is presented below:

	Restated
	Balance at		Balance at
(In millions)	December 31, 2002	Incurred	March 31, 2003

Plant downsizing and consolidation	$2.0	$—	$2.0
Retail and administrative consolidation	21.6	(0.7)	20.9

	$23.6	$(0.7)	$22.9

These costs were primarily for the writeoff of $41.6 million (as restated) of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $0.7 million of other than associate-related costs during the first quarter of 2003, primarily for noncancellable lease costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002

Asset sales	$(1.4)	$—
Interest income	(5.2)	(2.1)
Financing fees and financial instruments	28.0	11.0
General & product liability – Discontinued products	19.1	6.0
Miscellaneous	3.1	4.9

	$43.6	$19.8

Other (Income) and Expense in 2003 included a gain of $1.4 million (as restated) ($1.0 million after tax or $0.01 per share (as restated)) on the sale of assets in European Union Tire.

     Financing fees and financial instruments in 2003 include $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Refer to Note 9, Subsequent Events, for further information about the restructuring and refinancing.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Of the $19.1 million (as restated) of expense recorded in the first quarter of 2003, $2.9 million relates to Entran II claims and $16.2 million relates to asbestos claims, net of a receivable. For the first quarter of 2002, $1.7 million (as restated) related to Entran II claims and $4.3 million (as restated) related to asbestos claims. Due to the non-operational nature of these claims, Goodyear has reclassified such charges from Selling, Administrative & General Expense (SAG) to Other (Income) and Expense. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG. Refer to Note 6, Commitments and Contingent Liabilities, for further information about general and product liabilities.

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

NOTE 6. COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $431.7 million (as restated), and off-balance-sheet financial guarantees written and other commitments totaling $86.2 million (as restated).

Warranty

At March 31, 2003, Goodyear had recorded liabilities, included in other current liabilities, totaling $11.0 million (as restated) ($11.0 million at December 31, 2002(as restated)) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first three months of 2003:

Restated
(In millions)	2003

Balance at December 31, 2002	$11.0
Settlements made during the period	(3.6)
Additional accrual for warranties issued during the period	3.6

Balance at March 31, 2003	$11.0

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

Workers’ Compensation

Goodyear had recorded liabilities totaling $157.2 million (as restated) and $152.4 million (as restated) for anticipated costs related to workers’ compensation at March 31, 2003 and December 31, 2002, respectively. Of these amounts, $69.4 million (as restated) and $66.4 million (as restated) were included in Current Liabilities as part of Compensation and benefits at March 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $262.0 million (as restated) and $240.7 million (as restated) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear, at March 31, 2003 and December 31, 2002, respectively. Of these amounts, $77.4 million (as restated) and $75.4 million (as restated) were included in Other current liabilities at March 31, 2003 and December 31, 2002, respectively. The amount recorded was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear is a defendant in numerous lawsuits involving, at March 31, 2003, approximately 101,200 claimants (approximately 100,600 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,200 cases by defending and obtaining the dismissal thereof or by entering into a settlement. Goodyear has policies and coverage-in-place agreements with certain of its insurance carriers that cover a substantial portion of estimated indemnity payments and legal fees in respect of the pending claims. At March 31, 2003, Goodyear has recorded an asset in the amount it expects to collect under coverage-in-place agreements with certain carriers related to its estimated asbestos liability. Goodyear has also commenced discussions with certain of its excess coverage insurance carriers to establish arrangements in respect of their policies.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002

Sales:
North American Tire	$1,592.2	$1,652.5
European Union Tire	928.3	746.0
Eastern Europe, Africa and Middle East Tire	227.4	174.5
Latin American Tire	231.7	245.7
Asia Tire	140.7	121.6

Total Tires	3,120.3	2,940.3
Engineered Products	291.9	283.1
Chemical Products	299.5	202.5

Total Segment Sales	3,711.7	3,425.9
Inter-SBU Sales	(177.7)	(118.7)
Other	11.8	12.0

Net Sales	$3,545.8	$3,319.2

Segment Operating Income (Loss):
North American Tire	$(66.5)	$(51.7)
European Union Tire	25.0	18.9
Eastern Europe, Africa and Middle East Tire	20.9	10.9
Latin American Tire	26.6	27.7
Asia Tire	13.2	8.0

Total Tires	19.2	13.8
Engineered Products	(8.6)	7.5
Chemical Products	31.4	22.4

Total Segment Operating Income	42.0	43.7
Rationalizations and asset sales	(59.3)	—
Interest expense	(58.4)	(61.0)
Foreign currency exchange	(0.9)	(13.8)
Minority interest in net income of subsidiaries	(10.2)	(13.4)
Inter-SBU income	(17.8)	(11.4)
Financing fees and financial instruments	(28.0)	(11.0)
Equity in earnings (losses) of corporate affiliates	(4.2)	(6.1)
General and product liability – discontinued products	(19.1)	(6.0)
Other	(9.6)	2.0

Loss before Income Taxes	$(165.5)	$(77.0)

Items reported as Rationalizations on the Consolidated Statement of Operations were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

Restated
Three Months Ended
(In millions)	March 31, 2003

Rationalizations:
North American Tire	$48.5
European Union Tire	9.0
Eastern Europe, Africa and Middle East Tire	—
Latin American Tire	0.9
Asia Tire	—
Engineered Products	0.6
Chemical Products	—
Corporate	1.7

Total Rationalizations	$60.7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Rationalizations and asset sales of $59.3 million (as restated) includes a gain of $1.4 million (as restated) due to the sale of assets in the European Union.

NOTE 8. NON-CONSOLIDATED OPERATIONS — SOUTH PACIFIC TYRES

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

     The following presents 100% of the sales and operating loss of SPT:

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002

Net sales	$142.1	$121.0
Operating loss	(1.0)	(4.6)

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s financial statements for 2003 as previously reported in Goodyear’s Form 10-Q for the quarter ended March 31, 2003 (the “Form 10-Q”). The restatement also affects the three month period ended March 31, 2002. The adjustments increased the net loss by $33.2 million for the three-month period ending March 31, 2003, and decreased the net loss by $4.2 million for the three-month period ending March 31, 2002. The restated financial information has been prepared by management and reflects all adjustments known to management.

     Refer to Note 1A, “Restatement,” to the financial statements for further information.

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

Net sales in the first quarter of 2003 were $3.55 billion (as restated), increasing 6.8% from $3.32 billion (as restated) in the 2002 first quarter. A net loss of $196.5 million (as restated) or $1.12 per share (as restated) was recorded in the 2003 first quarter compared to a net loss of $59.0 million (as restated) or $0.36 per share (as restated) in the 2002 period. The 2003 first quarter included an after-tax rationalization charge of $57.7 million (as restated) or $0.33 per share (as restated).

     Revenues in the first quarter of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $135 million (as restated). Tire unit price improvements also had a favorable impact on first quarter revenues while lower tire unit volume had a negative impact on the 2003 period.

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

     Cost of goods sold (CGS) increased 7.5% (as restated) in dollars and was 83.6% (as restated) of net sales, in the first quarter of 2003, compared to 83.0% (as restated) in the 2002 period. CGS in the first quarter of 2003 was adversely impacted by approximately $109 million (as restated) due to currency translation and by approximately $64 million (as restated) from higher raw material costs. CGS was also adversely impacted by adjustments that were related to the Engineered Products Segment which were recorded in conjunction with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $19.0 million and $2.8 million are included in the three months ending March 31, 2003 and 2002, respectively.

     Selling, administrative and general expense (SAG) in the first quarter of 2003 increased 8.4% (as restated) in dollars compared to the 2002 period and was 16.1% (as restated) of net sales compared to 15.9% (as restated) in the 2002 period. SAG increased in the first quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $33 million (as restated) and higher wage and benefit costs of approximately $23 million (as restated). Also, SAG was higher in the 2003 quarter due to increases in general and product liability. SAG was favorably impacted due to the change in the vacation policy discussed below.

     During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1, 2003. On April 19, 2003, Goodyear’s master contract with the United Steelworkers of America (“USWA”) expired. The Company and the USWA have agreed to extend the master contract on a day to day basis. The Company plans to suspend the matching contribution portion of the savings plan for those employees covered by that contract. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense in 2003 is expected to be reduced by approximately $50 million due to this change in the vacation policy. Expenses were approximately $13 million lower in the first quarter 2003 compared to the 2002 period as a result of the change in the vacation policy.

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

     Interest expense of $58.4 million (as restated) decreased 4.3% (as restated) in the 2003 first quarter compared to the 2002 period. The decrease is due primarily to lower interest rates.

     Other (income) and expense was $43.6 million (as restated) net expense in the 2003 first quarter compared to $19.8 million (as restated) net expense in the 2002 period. Other (income) and expense included fees related to financing and financial instruments of $28.0 million and $11.0 million in the first quarters of 2003 and 2002, respectively. Financing fees and financial instruments in the first quarter of 2003 include $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities.

     Other (income) and expense also includes General & product liability–discontinued products which includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Expenses totaled $19.1 million (as restated) in the first quarter of 2003 and $6.0 million (as restated) in the first quarter of 2002.

     Foreign currency exchange loss was $0.9 million (as restated) in the 2003 first quarter compared to a loss of $13.8 million (as restated) in the 2002 quarter. Foreign currency exchange in the 2002 first quarter was adversely impacted by approximately $13 million due to currency movements on U.S. dollar denominated monetary items in Argentina.

     For the first three months of 2003, Goodyear recorded tax expense of $31.0 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $155.3 million (as restated). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the quarter is a favorable tax adjustment of $1.2 million (as restated) related to the settlement of prior years tax liabilities. For the first quarter of 2002, Goodyear recorded a tax benefit of $18.0 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $63.6 million (as restated).

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

Goodyear recorded a rationalization charge totaling $60.7 million (as restated)($57.7 million after tax or $0.33 per share (as restated)) in 2003. The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $60.7 million (as restated) charge, $39.6 million (as restated) related to future cash outflows, primarily associate severance costs, and $21.1 million (as restated) related to and pension curtailments. Upon completion of these plans, the Company estimates that it will further reduce annual operating costs by approximately $70 million (approximately $40 million SAG and approximately $30 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately $9 million in the first quarter of 2003 as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $60.3 million (as restated) for the release of approximately 950 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first quarter of 2003, $24.3 million was incurred for the release of approximately 450 associates. Rationalization costs, other than associate-related costs, totaled $0.4 million (as restated) and were for outplacement services. During the first quarter of 2003, $0.3 million of other than associate-related costs were incurred. The remaining reserve for costs related to the completion of these actions was $36.1 million (as restated) at March 31, 2003.

2002 Program

Goodyear recorded a net rationalization charge of $5.5 million (as restated) ($6.4 million after tax or $0.03 per share (as restated)) in 2002, which included reversals of $21.0 million (as restated) ($16.6 million after tax or $0.11 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States and administrative consolidations.

     The 2002 actions included associate-related costs of $19.5 million (as restated) for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. As of March 31, 2003, approximately 450 associates have been released, including approximately 200 associates during the first quarter of 2003, for which $10.1 million was incurred. Rationalization costs, other than associate-related costs, totaled $7.0 million (as restated) and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $1.5 million of other than associate-related costs during the first quarter of 2003, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $9.1 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively.

     Goodyear estimates that operating costs were reduced by approximately $15 million in the first quarter of 2003 as a result of the implementation of this program. Plan savings have been substantially offset by higher conversion costs including increased compensation and benefit costs.

Fourth Quarter 2001 Program

Goodyear recorded rationalization charges totaling $136.2 million (as restated) ($107.5 million after tax or $0.65 per share (as restated)) in the fourth quarter of 2001. These actions were in response to continued competitive conditions in the markets served by Goodyear and worldwide economic uncertainty. Under these actions, Goodyear provided for worldwide associate reductions through retail and administrative consolidation and manufacturing plant downsizing and consolidation. Reversals of reserves no longer needed for their originally intended purposes totaling $4.1 million were recorded during 2001.

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. As of March 31, 2003, approximately 2,050 associates have been released, including approximately 50 associates during the first quarter of 2003, for which $1.8 million was incurred. Rationalization costs, other than associate-related costs, totaled $83.1 million (as restated), of which $41.6 million (as restated) related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $0.7 million of other than associate-related costs in the first quarter of 2003, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $26.2 million (as restated) and $28.7 million (as restated) at March 31, 2003 and December 31, 2002, respectively.

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

     At March 31, 2003, Goodyear had recorded liabilities aggregating $262.0 million (as restated) ($240.7 million (as restated) at December 31, 2002) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Generally, the amount recorded was determined on the basis of an assessment of the potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends.

     Goodyear has established a liability, as part of its general and product liability, in respect of the approximately 101,200 asbestos claims pending at March 31, 2003 (approximately 100,600 claims at December 31, 2002), and an asset for expected recoveries under coverage-in-place agreements with certain primary insurance carriers. The claims relate to alleged exposure to asbestos in certain rubber coated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. During the first quarter of 2003, Goodyear received approximately 7,900 new claims and resolved approximately 7,300 asbestos claims. The amount spent on asbestos litigation defense and claim resolution (before recovery of insurance proceeds) was approximately $7.5 million (as restated) during the first quarter of 2003.

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

Workers’ Compensation. Goodyear had recorded liabilities totaling $157.2 million (as restated) and $152.4 million (as restated) for anticipated costs related to workers’ compensation at March 31, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

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

     Total segment operating income was $42.0 million (as restated) in the first quarter of 2003, decreasing 3.9% from $43.7 million (as restated) in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2003 was 1.1% (as restated), compared to 1.3% (as restated) in the 2002 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income created by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements as restated No. 7, Business Segments, for a reconciliation of total segment operating income to loss before income taxes.

North American Tire

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002

Tire Units	24.8	26.2
Sales	$1,592.2	$1,652.5
Segment Operating Income (Loss)	(66.5)	(51.7)
Segment Operating Margin	(4.2)%	(3.1)%

North American Tire segment unit sales in the 2003 first quarter decreased 1.4 million units or 5.2% from the 2002 period. Replacement unit volume decreased 6.4% and OE unit volume decreased 2.7%.

     Revenues decreased 3.6% (as restated) the first quarter of 2003 from the 2002 period due to reduced volume in most markets, primarily certain segments of the replacement market, and the lower tire units delivered in connection with the Ford tire replacement program initiated in 2001. 2002 first quarter OE sales were also favorably impacted by an increase in auto production. Favorable product mix primarily in the consumer market, positively impacted sales compared to 2002.

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

     North American Tire segment operating income in the first quarter of 2003 decreased 28.6% (as restated) from the 2002 quarter. Higher raw material costs of approximately $22 million and a volume shortfall of approximately $3 million (as restated) unfavorably impacted 2003 segment operating income. 2003 segment operating income was positively impacted by approximately $9 million (as restated) due to the change in the salaried associates’ vacation policy discussed above. Reduced research and development costs, improvements in retail operations and cost savings initiatives also benefited segment operating income.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $48.5 million (as restated).

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

European Union Tire

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Tire Units	15.8	15.1
Sales	$928.3	$746.0
Segment Operating Income	25.0	18.9
Segment Operating Margin	2.7%	2.5%

European Union Tire segment unit sales in the 2003 first quarter increased 0.7 million units or 4.8% from the 2002 period. Replacement unit sales increased 11.6% while OE volume decreased 7.7%.

     Revenues in the first quarter of 2003 increased 24.4% (as restated) compared to 2002 primarily due to the favorable effect of currency translation of approximately $168 million (as restated). Higher volume, price increases and improved product mix also positively affected revenues in the 2003 quarter.

     For the first quarter of 2003, segment operating income increased 32.3% (as restated) compared to 2002 due to lower conversion costs of approximately $9 million (as restated), the positive effect of currency translation of approximately $7 million (as restated) and higher volume of approximately $10 million (as restated). Higher raw material costs of approximately $10 million, higher pension costs of approximately $5 million and higher SAG costs of $9 million (as restated) negatively affected first quarter 2003 segment operating income compared to 2002.

     Segment operating income in 2003 did not include first quarter rationalization charges totaling $9.0 million and gain on the sale of assets of $1.4 million.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Tire Units	4.0	3.8
Sales	$227.4	$174.5
Segment Operating Income	20.9	10.9
Segment Operating Margin	9.2%	6.2%

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

     Segment operating income in the 2003 quarter increased 91.7% (as restated) from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $6 million related to currency translation and by approximately $8 million (as restated) due to lower conversion costs. Higher raw material prices of approximately $4 million negatively impacted the 2003 period.

     Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, labor disturbances and currency translation.

Latin American Tire

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Tire Units	4.7	4.9
Sales	$231.7	$245.7
Segment Operating Income	26.6	27.7
Segment Operating Margin	11.5%	11.3%

Latin American Tire segment unit sales in the 2003 first quarter were down 0.2 million units or 5.7% from the 2002 period. Replacement unit sales decreased 1.7% and OE volume decreased 15.9%.

     Revenues in the 2003 first quarter decreased 5.7% from the 2002 period. Currency translation reduced sales by approximately $76 million (as restated) in the first quarter compared to 2002. Revenues during the period benefited from improved prices and product mix.

     Segment operating income in the 2003 quarter decreased 4.0% (as restated) from the 2002 period. Segment operating income was favorably impacted by approximately $36 million related to improved pricing levels and product mix. Price adjustments were made to partially offset the adverse impact of currency movements. Currency translation reduced segment operating income by approximately $27 million. Higher conversion costs of approximately $5 million (as restated) and increased raw material costs of approximately $5 million also negatively impacted segment operating income compared to the 2002 period.

     Segment operating income in the first quarter of 2003 did not include first quarter rationalization charges totaling $0.9 million.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Tire Units	3.3	3.0
Sales	$140.7	$121.6
Segment Operating Income	13.2	8.0
Segment Operating Margin	9.4%	6.6%

Asia Tire segment unit sales in the 2003 first quarter increased 0.3 million or 8.9% from the 2002 period. Replacement unit sales decreased 1.1% and OE volume increased 35.3%.

     Revenues in the 2003 quarter increased 15.7% (as restated) compared to the 2002 period due primarily to higher OE volume. Improved selling prices on replacement and OE tires also favorably impacted revenues in the 2003 period.

     Segment operating income in the first quarter increased 65.0% (as restated) compared to the 2002 period due to improved pricing and product mix of approximately $6 million, the favorable impact of currency translation of approximately $2 million and higher volume of approximately $2 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $6 million and increased SAG costs.

     Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy costs and currency translation.

     Sales and segment operating income of the Asia Tire Segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in South Pacific Tyres, (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, but are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

     The following presents 100% of the sales and operating income of SPT:

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Net sales	$142.1	$121.0
Operating loss	(1.0)	(4.6)

SPT debt totaled $147.2 million at March 31, 2003, of which $33.0 million was payable to Goodyear. At December 31, 2002, debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Sales	$291.9	$283.1
Segment Operating Income	(8.6)	7.5
Segment Operating Margin	(2.9)%	2.6%

Engineered Products revenues increased 3.1% in the first quarter of 2003 from 2002 due largely to higher sales of replacement and military products, while sales of industrial products declined. Revenues were adversely impacted by currency translation of approximately $1 million (as restated).

     Segment operating income decreased significantly in the first quarter of 2003 compared to the 2002 period due primarily to adjustments recorded in conjunction with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $19.0 million and $2.8 million are included in the three months ending March 31, 2003 and 2002, respectively. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods. 2003 segment operating income (as restated) was negatively impacted by higher conversion costs of approximately $4 million and higher SAG costs of approximately $2 million (as restated).

     Segment operating income in 2003 was favorably impacted by higher volume of approximately $4 million which is due in part to a customer’s purchase of inventory previously held on consignment and improved pricing and product mix of approximately $2 million.

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

Chemical Products

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Sales	$299.5	$202.5
Segment Operating Income	31.4	22.4
Segment Operating Margin	10.5%	11.1%

Chemical Products revenues increased 47.9% (as restated) in the 2003 first quarter compared to 2002. Approximately 63% of the total pounds of synthetic materials sold by the Chemical Products segment in 2003 were to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in the first quarter of 2003 increased primarily due to higher volume and higher net selling prices. The higher net selling prices were caused by increased raw material and energy costs.

     Segment operating income in the 2003 quarter increased 40.2% (as restated) from the 2002 period primarily due to higher net selling prices of approximately $58 million, the favorable impact of currency translation of approximately $5 million and the natural rubber operations which contributed approximately $4 million (as restated) of the improvement through pricing and volume. Higher raw materials prices of approximately $46 million and increased conversion costs of approximately $13 million unfavorably impacted 2003 segment operating income.

     Certain items were identified as a result of a stand-alone audit of a portion of the Chemical Products business segment which were recorded in 2002 but which related to prior periods and were restated out of 2003. The most significant adjustments related to the timing of the recognition of the actual cost of inventories and the fair value adjustment of a hedge for natural gas.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $228.2 million (as restated) during the first quarter of 2003, as reported on the Company’s Consolidated Statement of Cash Flows. Cash flows from operations were used during the first quarter of 2003 primarily to increase the Company’s working capital requirements by approximately $273 million (as restated).

INVESTING ACTIVITIES

Net cash used in investing activities was $63.4 million (as restated) during the first quarter of 2003. Capital expenditures were $97.0 million (as restated), and were primarily for plant modernizations and new tire molds. Capital expenditures are expected not to exceed $360 million in 2003.

	Restated
	Three Months Ended
	March 31,
(In millions)	2003	2002
Capital Expenditures	$97.0	$75.6
Depreciation and Amortization	148.2	147.0

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $50.4 million (as restated) during the first three months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	March 31, 2003	December 31, 2002	March 31, 2002
Consolidated Debt	$3,829.1	$3,643.0	$3,561.0
Debt to Debt and Equity	96.8%	93.4%	58.5%

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

COMMITMENTS & CONTINGENCIES

The following table presents, at March 31, 2003 (except Long Term Debt, see (1) below), Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

Restated

(In millions)	Payment Due by Period as of March 31, 2003
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$4,949.1	$223.4	$1.5	$3,245.3	$570.8	$101.6	$806.5
Capital Lease Obligations (2)	104.6	9.9	9.3	7.8	7.2	7.0	63.4
Operating Leases (3)	1,423.5	256.3	216.3	173.4	158.7	102.4	516.4
Binding Commitments (4)	431.7	400.5	21.4	1.7	1.5	1.4	5.2
Total Contractual Cash Obligations	$6,908.9	$890.1	$248.5	$3,428.2	$738.2	$212.4	$1,391.5
Amount of Commitment Expiration per Period
Other Off Balance Sheet Financial Guarantees Written and Other Commitments (5)	$86.2	$60.8	$5.3	$0.8	$0.5	$4.9	$13.9

(1)	Long term debt payments include notes payable and reflect the restructuring and refinancing of the Company’s credit facilities on April 1, 2003.

(2)	The present value of capital lease obligations is $65.4 million (as restated).

(3)	Operating leases do not include minimum sublease rentals of $42.3 million, $33.8 million, $24.1 million, $16.0 million, $9.9 million and $17.4 million in each of the periods above, respectively, for a total of $143.5 million. Net operating lease payments total $1,280.0 million (as restated). The present value of operating leases is $707.9 million (as restated). The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets, which are in some instances leased from SPEs owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. At March 31, 2003, the Company was a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at March 31, 2003, approximately $44.1 million related to an option held by Goodyear’s minority partner in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. SRI’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire SRI’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

•	Goodyear expects to make contributions to its domestic pension plans of approximately $375 million to $425 million in 2004 in order to satisfy statutory minimum funding requirements.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table presents foreign currency contract information at March 31:

(In millions)
Foreign Exchange Contracts

	Restated
	2003	2002
Fair value – asset (liability)	$73.7	$(25.0)
Pro forma change in fair value	9.9	19.6
Contract maturities	4/03-12/18	4/02-3/06
Fair value – asset (liability):
Swiss franc swap-current	$(1.5)	$(2.7)
Swiss franc swap-long term	35.0	10.1
Euro swaps-current	0.1	(7.3)
Euro swaps-long term	42.6	(20.5)
Other-current asset	2.6	0.8
Other-current liability	(5.1)	(3.4)

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

FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our external auditors and take other actions in time to meet the March 1, 2005, deadline for complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. We cannot assure that we will be able to achieve future profitability. Our future profitability is dependent upon our ability to successfully implement our turnaround strategy for our North American Tire segment and our previously announced rationalization actions;

•	we face significant global competition, including increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty and the United Steelworkers of America currently has the right to strike after going through a grievance process;

•	decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and underfunding levels. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, including long-term debt maturing in 2005 and 2006 of approximately $1.23 billion and $1.95 billion, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if we fail to manage healthcare costs successfully, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.

Overview

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. This Form 10-Q/A contains restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended March 31, 2003.

     Following the Company’s decision in the third quarter of 2003 to restate the Company’s previously issued financial statements, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), advised the Company that the failure to identify certain issues that had affected several years related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliation, and internal reporting and monitoring of these matters.

     On December 10, 2003, the Company announced that it was delaying the filing of its 2002 Form 10-K/A containing restated financial statements in order to permit the Audit Committee to conduct an internal investigation into potential improper accounting issues in its European Union business segment. The investigation subsequently expanded to other locations of the Company’s overseas operations. The investigation identified accounting irregularities primarily related to earnings management whereby accrual accounts were adjusted or expenses were improperly deferred in order to increase the segments’ operating income.

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

     In May 2004, following the conclusion of certain internal investigations conducted by the Company’s Audit Committee, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts. PwC also identified a number of other internal control weaknesses/business recommendations.

     In the course of preparing its Form 10-Q for the quarter ended March  31, 2004, the Company identified approximately $5 million in expenses relating to prior periods that had not been reflected in prior-period financial statements and were recorded as expenses in the March 31, 2004 financial statements. These expenses included items related to the North American Tire workers’ compensation and pension plan discount rate adjustments that were part of the restatement.

     In April 2003, the Company began to implement various measures to strengthen its account reconciliation control processes. The Company established a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis. At the corporate level, each employee responsible for an account is required to certify, on a quarterly basis, that such account has been accurately reconciled. The Company’s Internal Audit Department has commenced targeted reviews of selected account reconciliations. In response to the overseas accounting investigation, senior finance personnel visited various overseas locations in preparation for the filing of the Company’s 2003 Form 10-K and reviewed and confirmed the accuracy of selected account reconciliations, analyzed reported results, reviewed items identified by prior audits to ensure corrective actions were in place and reviewed the certification process with local management.

     In connection with the restatement process and the internal investigation by the Audit Committee, the Company has dedicated substantial resources to the review of its control processes and procedures. As a result of that review, the Company has determined that it will strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Specific remedial measures that have already been undertaken, principally since the beginning of 2004, include the following:

•	Various disciplinary actions (ranging from reprimand to termination) against numerous employees;

•	Restructured reporting relationships within the finance function such that the finance directors of all seven strategic business units report directly to the Chief Financial Officer and the controllers of these business units report to the Corporate Controller;

•	Changed compensation structures for business unit finance directors so that compensation is no longer directly tied to financial performance of the business unit;

•	Increased staffing (including the use of temporary personnel) in various aspects of the Company’s finance and internal audit functions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Streamlined the organization of its European Business Unit to eliminate a level of management and financial reporting;

•	Began conducting enhanced training on the certification process whereby senior finance management explained each matter to be certified with each of the seven strategic business units and their local management teams;

•	Commissioned a review of a significant portion of open workers’ compensation claims, including a certification by an outside administrator that such claims had been properly valued; and

•	Revised procedures with respect to opening bank accounts to ensure appropriate oversight by the Treasury Department.

     A number of other initiatives to strengthen the Company’s internal controls are currently in process or under development. These include:

•	Expanding the personnel, resources and responsibilities of the internal audit function;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function, through improved and formalized training;

•	Development of new and enhanced monitoring controls;

•	Simplification of financial processes and information technology systems;

•	Creation of a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process and finance issues in general and to encourage associates to raise issues for review and/or resolution; and

•	Review all accounting policies and procedures, and where appropriate make modifications.

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

     In addition, the Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Given the effort needed to remedy the internal control weaknesses identified by PwC, the Company may not be able to fully remedy these weaknesses and take the other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the March 1, 2005 deadline for Section 404 compliance.

Disclosure Controls and Procedures

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2003. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2003 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Developments in the Company’s internal controls over financial reporting subsequent to the filing of the original Form 10-Q for the quarter ended March 31, 2003 are described above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q/A.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: June 18, 2004	By	/s/ Richard J. Kramer
Richard J. Kramer , Executive Vice President and Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal financial officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q/A
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

(b) Conformed copy of Amended and Restated Rights April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).

(c) Conformed copy of $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the

EXHIBIT		EXHIBIT
Table Item No.	Description of Exhibit	Number
4	Lenders Named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, as filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(d) Conformed copy of $645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, as filed as Exhibit 4.2 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(e) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxemburg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(f) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(g) Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(h) Form of Indenture, dated as of March 15, 1996, between Goodyear and Chemical Bank (now JPMorgan Chase Bank), as Trustee, as supplemented on December 3, 1996, March 11, 1998 and March 17, 1998 (incorporated by

EXHIBIT		EXHIBIT
Table Item No.	Description of Exhibit	Number
4	reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

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

(j) Conformed copy of Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).

(k) Conformed copy of Amended and Restated 364-Day Revolving Credit Agreement, dated as of August 13, 2002, among Goodyear, the Lenders named therein and JPMorgan Chase Bank, as Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).

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

(n) Conformed copy of Second Amendment,

EXHIBIT		EXHIBIT
Table Item No.	Description of Exhibit	Number
4	dated as of August 13, 2002, among Goodyear, the Lenders named therein, JPMorgan Chase Bank, as Agent, and Chase Bank International Limited, as Lender’s Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).

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

	Agreement dated as of March 3, 2003, between Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, filed on April 30, 2003, File No. 1-1927).

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.		12

31	302 CERTIFICATIONS

	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1

	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2

32	906 CERTIFICATIONS

	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1