Form 10-Q
period 2004-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-06-18
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓	No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at May 31, 2004:	175,339,715

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

(In millions, except per share)	Three Months Ended
	March 31,
	2004	2003

NET SALES	$4,290.9	$3,545.8
Cost of Goods Sold	3,465.7	2,962.8
Selling, Administrative and General Expense	684.9	571.3
Rationalizations (Note 2)	23.8	60.7
Interest Expense	84.2	58.4
Other (Income) and Expense (Note 3)	43.1	43.6
Foreign Currency Exchange	5.9	0.9
Equity in (Earnings) Losses of Affiliates	(1.8)	3.4
Minority Interest in Net Income (Loss) of Subsidiaries	6.3	10.2

Loss before Income Taxes	(21.2)	(165.5)
United States and Foreign Taxes on Income (Loss)	55.7	31.0

NET LOSS	(76.9)	(196.5)
Retained Earnings at Beginning of Period	980.4	1,782.5

Retained Earnings at End of Period	$903.5	$1,586.0

NET LOSS PER SHARE OF COMMON STOCK – BASIC	$(0.44)	$(1.12)

Average Shares Outstanding (Note 4)	175.3	175.3

NET LOSS PER SHARE OF COMMON STOCK – DILUTED	$(0.44)	$(1.12)

Average Shares Outstanding (Note 4)	175.3	175.3

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions)	March 31,	December 31,
	2004	2003

Assets:
Current Assets:
Cash and cash equivalents	$1,291.3	$1,541.0
Restricted cash (Note 1)	87.4	23.9
Accounts and notes receivable, less allowance — $128.6 ($128.2 in 2003)	3,131.2	2,621.5
Inventories:
Raw materials	486.9	459.2
Work in process	128.4	112.2
Finished products	2,065.9	1,893.6

	2,681.2	2,465.0
Prepaid expenses and other current assets	312.0	336.7

Total Current Assets	7,503.1	6,988.1
Long Term Accounts and Notes Receivable	240.5	255.0
Investments in and Advances to Affiliates	34.6	177.5
Other Assets	80.1	74.9
Goodwill	625.2	622.5
Other Intangible Assets	147.0	161.8
Deferred Income Tax	397.5	397.5
Prepaid and Deferred Pension Costs	869.9	868.3
Deferred Charges	256.3	252.7
Properties and Plants, less accumulated depreciation — $7,310.0 ($7,246.8 in 2003)	5,267.1	5,207.2

Total Assets	$15,421.3	$15,005.5

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,748.0	$1,572.9
Compensation and benefits	1,103.6	983.1
Other current liabilities	541.2	572.2
United States and foreign taxes	326.2	306.1
Notes payable (Note 5)	237.6	137.7
Long term debt due within one year (Note 5)	41.0	113.5

Total Current Liabilities	3,997.6	3,685.5
Long Term Debt and Capital Leases (Note 5)	5,062.8	4,826.2
Compensation and Benefits	4,539.5	4,540.4
Other Long Term Liabilities	1,141.0	1,140.8
Minority Equity in Subsidiaries	801.9	825.7

Total Liabilities	15,542.8	15,018.6
Commitments and Contingent Liabilities (Note 7)
Shareholders’ Equity (Deficit):
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares – 175.3 (175.3 in 2003) after deducting 20.4 treasury shares (20.4 in 2003)	175.3	175.3
Capital Surplus	1,390.3	1,390.2
Retained Earnings	903.5	980.4
Accumulated Other Comprehensive Income (Loss)	(2,590.6)	(2,559.0)

Total Shareholders’ Equity (Deficit)	(121.5)	(13.1)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,421.3	$15,005.5

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In millions)				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Equity (Deficit)

Balance at December 31, 2003	$175.3	$1,390.2	$980.4	$(2,559.0)	$(13.1)
Comprehensive (income) loss for 2004:
Net loss			(76.9)
Foreign currency translation				(36.5)
Minimum pension liability				(5.2)
Unrealized investment gain				7.1
Deferred derivative gain				3.0
Total comprehensive loss					(108.5)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at March 31, 2004	$175.3	$1,390.3	$903.5	$(2,590.6)	$(121.5)

	March 31,	December 31,
Accumulated Other Comprehensive Income (Loss)	2004	2003

Foreign currency translation adjustment	$(1,054.4)	$(1,017.9)
Minimum pension liability adjustment	(1,550.2)	(1,545.0)
Unrealized investment gain	10.7	3.6
Deferred derivative gain	3.3	0.3

Total	$(2,590.6)	$(2,559.0)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2004	2003

Net Loss	$(76.9)	$(196.5)
Other Comprehensive Income (Loss):
Foreign currency translation	(36.5)	61.9
Minimum pension liability	(5.2)	2.5
Deferred derivative gain (loss)	(4.8)	17.8
Reclassification adjustment for amounts recognized in income	11.4	(13.9)
Tax on derivative reclassification adjustment	(3.6)	0.2
Unrealized investment gain (loss)	7.1	(1.3)

Comprehensive Loss	$(108.5)	$(129.3)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(76.9)	$(196.5)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	159.5	148.2
Rationalizations (Note 2)	0.9	21.1
Asset sales (Note 3)	(3.1)	(1.0)
Fire loss deductible expense (Note 3)	11.6	—
Net cash flows from sale of accounts receivable	46.7	(71.6)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(497.7)	(227.0)
Inventories	(73.8)	(133.1)
Accounts payable – trade	26.2	87.2
Prepaid expenses and other current assets	30.3	61.8
Short term compensation and benefits	95.2	5.5
Other current liabilities	(42.7)	(29.8)
Other assets and liabilities	103.5	107.0

Total adjustments	(143.4)	(31.7)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(220.3)	(228.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.5)	(97.0)
Short term securities redeemed	—	25.2
Asset dispositions	7.4	0.5
Other transactions	—	7.9

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(63.1)	(63.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	40.5	696.1
Short term debt paid	—	(280.1)
Long term debt incurred	1,301.1	10.3
Long term debt paid	(1,179.7)	(331.8)
Common stock issued	0.1	—
Dividends paid to Sumitomo	(13.0)	—
Debt issuance costs	(34.6)	(12.7)
Increase in restricted cash	(63.5)	(35.0)
Other transactions	—	3.6

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	50.9	50.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.2)	8.2

Net Change in Cash and Cash Equivalents	(249.7)	(233.0)
Cash and Cash Equivalents at Beginning of the Period	1,541.0	918.1

Cash and Cash Equivalents at End of the Period	$1,291.3	$685.1

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of The Goodyear Tire & Rubber Company.

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 became effective immediately for all VIEs created after January 31, 2003 and required certain disclosures in financial statements issued after January 31, 2003 about the nature, purpose, size and activities of all VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also required companies to consolidate VIEs created before February 1, 2003, in financial statements for periods ending after June 15, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for entities that are not special purpose entities (SPEs) until the first reporting period ending after March 15, 2004.

     The Company applied the provisions of FIN 46, effective July 1, 2003, to those VIEs representing lease-financing arrangements with SPEs. The Company has evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a noncash transaction on the Consolidated Statement of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $315 million and total liabilities of approximately $317 million. 2004 first quarter net sales of approximately $254 million for SPT and T&WA were included in Goodyear’s total consolidated net sales. Loss before income taxes of approximately $2 million were recorded for SPT and T&WA during the first quarter of 2004.

     In connection with the consolidation of SPT and T&WA during the first quarter of 2004, Goodyear recorded approximately $5 million of goodwill. This increase in goodwill was partially offset by approximately $2 million of translation adjustments. Also, Goodyear’s other intangible asset for a supply agreement with SPT was eliminated upon consolidation of SPT. The supply agreement was recorded at $14.4 million on Goodyear’s Consolidated Balance Sheet at December 31, 2003.

     Goodyear and certain of its subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $80.7 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of March 31, 2004, the carrying amount of the secured assets of these certain subsidiaries was $232.7 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear guarantees an industrial revenue bond obligation of T&WA in the amount of $9.1 million. The guarantee is unsecured.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

The Company will from time to time maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. In addition, restricted cash includes insurance proceeds received related to Entran II litigation. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. At March 31, 2004, cash balances totaling $87.4 million were subject to such restrictions, compared to $23.9 million at December 31, 2003.

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

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

(In millions, except per share)		Three Months Ended March 31,
		2004	2003

Net loss as reported		$(76.9)	$(196.5)
Add:	Stock-based compensation expense (income)
	included in net loss (net of tax)	0.3	(0.3)
Deduct:	Stock-based compensation expense calculated
	using the fair value method (net of tax)	(3.8)	(6.4)

Net loss as adjusted		$(80.4)	$(203.2)

Net loss per share:
Basic	– as reported	$(0.44)	$(1.12)
	– as adjusted	(0.46)	(1.16)
Diluted	– as reported	$(0.44)	$(1.12)
	– as adjusted	(0.46)	(1.16)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Accrual balance at December 31, 2003	$108.5	$33.4	$141.9
2004 charges	20.9	3.1	24.0
Incurred	(44.9)	(3.5)	(48.4)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.1)	(0.1)	(0.2)

Accrual balance at March 31, 2004	$84.4	$34.4	$118.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During 2004, net charges of $23.8 million ($19.9 million after tax or $0.11 per share) were recorded, which included reversals of $0.2 million ($0.2 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $24.0 million ($20.1 million after tax or $0.11 per share). Included in the $24.0 million of new charges are $3.0 million of expenses, consisting of $1.1 million of associate-related costs and $1.9 million of other than associate-related costs, incurred in 2004 related to plans initiated during 2003. $0.5 million of the $3.0 million charge related to the non-cash writeoff of raw materials inventory in connection with the closure of a facility in the Latin America Tire segment. The 2004 rationalization actions consist of administrative consolidations and a manufacturing consolidation in the European Union Tire segment. Of the $21.0 million of new charges for plans initiated in 2004, $20.6 million related to future cash outflows, primarily associate severance costs, and $0.4 million related to non-cash pension curtailments. Approximately 380 associates will be released under the programs initiated in 2004, of which approximately 60 were exited during the first quarter.

     In the first quarter of 2004, $44.9 million and $3.5 million was incurred primarily for severance payments and noncancellable lease costs, respectively. The majority of the remaining accrual balance for all programs of $118.8 million is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire and Engineered Products segments. During the first quarter of 2004, $4.2 million was recorded as Cost of Goods Sold and $0.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

	Total Charge Expected	Charge
(In millions)	to be Recorded	Recorded in 2004
European Union Tire	$20.0	$19.8
Corporate	1.2	1.2

	$21.2	$21.0

The additional restructuring costs not yet recorded are expected to be incurred and recorded during the remainder of 2004 and subsequent periods.

     During 2003, net charges of $291.5 million ($267.1 million after tax or $1.52 per share) were recorded, which included reversals of $15.7 million ($14.3 million after tax or $0.08 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 660 were exited during the first quarter of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $60.7 million was recorded during the first quarter of 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes, by segment, the total charges expected to be recorded, the total charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to the new plans initiated in 2003:

	Total Charge
	Expected	Charge	Charge	Amount
(In millions)	to be Recorded	Recorded in 2004	Recorded to Date	Reversed to Date
North American Tire	$220.0	$1.6	$202.3	$8.8
European Union Tire	63.0	0.8	60.1	1.0
Latin American Tire	12.0	0.5	10.9	0.4
Engineered Products	32.0	0.1	29.5	0.2
Corporate	8.0	—	7.4	0.2

	$335.0	$3.0	$310.2	$10.6

The additional restructuring costs not yet recorded are expected to be incurred and recorded during the remainder of 2004 and subsequent periods.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended March 31,
(In millions)	2004	2003
Asset sales	$(4.1)	$(1.4)
Interest income	(7.2)	(5.2)
Financing fees and financial instruments	33.6	28.0
General & product liability – discontinued products	7.7	19.1
Miscellaneous	13.1	3.1

	$43.1	$43.6

Other (Income) and Expense in 2004 included a gain of $5.2 million ($4.0 million after tax or $0.02 per share) on the sale of assets in the North American Tire, European Union Tire Segment and Engineered Products Segments and a loss of $1.1 million ($0.9 million after tax or $0.00 per share) on the sale of corporate assets and assets in the European Union Tire Segment. Other (Income) and Expense in 2003 included a gain of $1.4 million ($1.0 million after tax or $0.01 per share) on the sale of assets in the European Union Tire Segment.

     Financing fees and financial instruments in the first quarter of 2004 included $13.7 million of deferred costs written off in connection with the Company’s refinancing activities during the period. Refer to Note 5, Financing Arrangements, for further information on the Company’s first quarter 2004 refinancing activities. Financing fees and financial instruments in 2003 included $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities in 2003.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $7.7 million of expense recorded in the first quarter of 2004, $6.7 million relates to Entran II claims and $1.0 million relates to asbestos claims, net of probable insurance recoveries. For the first quarter of 2003, $2.9 million related to Entran II claims and $16.2 million related to asbestos claims, net of probable insurance recoveries. Refer to Note 7, Commitments and Contingent Liabilities, for further information about general and product liabilities.

     Miscellaneous expense in the first quarter of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. As of March 31, 2004, Goodyear did not record any insurance recoveries in excess of the net book value of the assets destroyed, less the insurance deductible limits. Any insurance recoveries in excess of amounts recorded will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2004	2003
Average shares outstanding – basic	175.3	175.3
Stock options	—	—

Average shares outstanding – diluted	175.3	175.3

For all periods presented, average shares outstanding-diluted excludes the effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares, as the effect would have been antidilutive. In addition, restricted stock and performance grants have been excluded from the calculation of average shares outstanding-diluted as the effect would have been antidilutive in both the three months ended March 31, 2004 and 2003.

     The average shares outstanding-diluted for the first three months of 2004 does not include the antidilutive impact of 1.2 million shares of potential common stock associated with stock options.

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $6.60 billion available at March 31, 2004, of which $763.5 million were unused.

Short Term Debt and Financing Arrangements

At March 31, 2004, Goodyear had short term committed and uncommitted credit arrangements totaling $437.2 million, of which $78.8 million related to the consolidation of VIEs. Of the total amount, $199.6 million was unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $278.6 million at March 31, 2004 ($251.2 million at December 31, 2003), of which $79.8 million related to the consolidation of VIEs. Current maturities of long term debt represented $41.0 million of this total, with a weighted average interest rate of 5.34% at March 31, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $237.6 million, of which $78.4 million related to VIEs consolidated in the period, was short term debt of international subsidiaries, with a weighted average interest rate of 5.52% at March 31, 2004 ($137.7 million and 4.81% at December 31, 2003, respectively).

Long Term Debt and Financing Arrangements

At March 31, 2004, Goodyear had long term credit arrangements totaling $6.16 billion, of which $563.9 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents long term debt at March 31, 2004 and December 31, 2003:

(In millions)	2004	2003

5.375% Swiss franc bonds due 2006	$124.0	$128.0
6.375% Euro notes due 2005	486.9	504.6
Notes:
6 5/8% due 2006	231.6	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.4	—
7% due 2028	149.1	149.1
Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$650 million senior secured European facilities due 2005	400.0	400.0
$800 million senior secured asset-backed term loan due 2006	800.0	800.0
$650 million senior secured asset-backed term loan due 2006	650.0	—
Revolving credit facilities due 2005 and 2006	320.0	839.0
Other domestic and international debt	190.9	173.3

	5,049.7	4,891.6
Capital lease obligations	54.1	48.1

	5,103.8	4,939.7
Less portion due within one year	41.0	113.5

	$5,062.8	$4,826.2

At March 31, 2004, the fair value of Goodyear’s long term fixed rate debt amounted to $2.42 billion, compared to its carrying amount of $2.61 billion. At December 31, 2003, the fair value of Goodyear’s long term fixed rate debt amounted to $2.11 billion, compared to its carrying amount of $2.23 billion. The difference between the carrying value in 2004 and 2003 was attributable to the issuance of the 11% Notes due 2011 in 2004. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the 6 5/8% Notes due 2006 was hedged by floating interest rate contracts of $200 million at March 31, 2004 ($200 million at December 31, 2003). The fair value of Goodyear’s variable rate debt approximated its carrying amount at March 31, 2004 and December 31, 2003.

     The Notes and Euro Notes have an aggregate face amount of $2.58 billion and are reported net of unamortized discounts aggregating $4.3 million ($1.96 billion and $1.7 million, respectively, at December 31, 2003). On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under the Company’s U.S. term facility discussed below, to permanently reduce its commitment under the U.S. revolving credit facility discussed below by $70 million, and for general corporate purposes.

     At March 31, 2004, the bank term loans due 2005 and 2006 were comprised of $1.85 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted average rate of 5.37% per annum. At December 31, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 5.17% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2005 and 2006 was hedged by interest rate contracts. There were no domestic short term bank borrowings outstanding at March 31, 2004 or December 31, 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     At March 31, 2004, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $320.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted average rate of 5.09% per annum ($839.0 million and 5.15% at December 31, 2003, respectively).

     Other domestic and international debt at March 31, 2004 and December 31, 2003, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2004-2023. The weighted average interest rate in effect under these loans was 6.23% at March 31, 2004, compared to 6.25% at December 31, 2003.

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million revolving credit facility provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. On March 12, 2004, $70.0 million of the outstanding balance was prepaid and the bank commitments under this facility were permanently reduced to $680 million. Under the facility, as of March 31, 2004, there were no borrowings and $496.1 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility.

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

     The collateral pledged under the U.S. facilities includes:

•	subject to certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its direct-owned foreign subsidiaries;

•	perfected first-priority security interests in and mortgages on certain property, plant and equipment with a book value of at least $1.00 billion;

•	perfected first-priority security interests in and mortgages on substantially all of Goodyear’s other tangible and intangible assets including equipment, contract rights and intellectual property; and

•	perfected third-priority security interests in all accounts receivable and inventory pledged as security under the Company’s $1.95 billion senior secured asset-backed facilities, cash and cash accounts, and 65% of the capital stock of Goodyear Finance Holding S.A.

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

     The facilities have customary representations and warranties including material adverse change representations in the Company’s financial condition since December 31, 2002. In addition, the U.S. facilities contain certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit, subject to certain exceptions, of 275 million Euros in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facilities prohibit Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facilities) of at least $2.50 billion for quarters ending in 2004 and $2.00 billion for the quarter ending March 31, 2005. Goodyear also

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

is not permitted to fall below a ratio of 2.00 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facilities) is not permitted to be greater than 4.00 to 1.00 at any time. As of March 31, 2004, the Company was in compliance with the financial covenants under the credit facilities.

     The U.S. facilities also limit the amount of capital expenditures the Company may make to $500 million in 2004 and 2005 ($200 million through April 30, 2005). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances after application of the prepayment requirement in the U.S. term facility described above. To the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year. With respect to 2004, increases totaling $270 million are permitted as a result of capital market transactions completed during the first quarter of 2004 and unused allowances from 2003.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of March 31, 2004, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

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

     Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of 275 million Euros in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $250 million and $100 million in 2004 and 2005 (through April 30), respectively.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. On February 20, 2004, the Company added a $650 million term loan tranche to the facility, not subject to the borrowing base, and with junior liens on the collateral securing the facility. As of March 31, 2004, there were borrowings of $70.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. As of March 31, 2004, the $650.0 million tranche was fully drawn. The facilities mature on March 31, 2006.

     Availability under the facilities other than the $650 million term loan tranche is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire Segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products Segment and Chemical Products Segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored.

     The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably), based on the results of ongoing collateral and borrowing base evaluations and appraisals. Availability under the facilities is further limited by a $50 million availability block. If at any time the amount of outstanding borrowings under the facilities subject to the borrowing base exceeds the borrowing base, the Company will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank.

     The facilities are collateralized by first and second priority security interests in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to the Company’s North American joint venture with SRI) and, effective as of February 20, 2004, second and third priority security interests on the other assets securing the U.S. facilities. The facilities contain certain representations, warranties and covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to March 31, 2004 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ended March 31,
(In millions)	2005	2006	2007	2008	2009

Debt incurred under or supported by revolving credit agreements	$—	$320.0	$—	$—	$—
Other – international	36.1	436.9	51.9	2.2	3.8
Other – domestic	4.9	2,083.4	533.7	101.9	2.1

	$41.0	$2,840.3	$585.6	$104.1	$5.9

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

Goodyear and its subsidiaries provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. The December 31, 2003 benefit obligation for other postretirement benefits includes $11.0 million for the increase in the Company’s contribution requirements based upon the attainment of certain profit levels by certain businesses in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. In accordance with FASB Staff Position 106-1, all amounts are presented without reflecting any potential effects of the Act. On May 19, 2004, the FASB issued Staff Position 106-2 which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. The Company does not expect the adoption of the Act to have a material impact on the Company’s consolidated financial statements.

     Pension cost follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Service cost – benefits earned during the period	$23.6	$30.6
Interest cost on projected benefit obligation	105.2	100.5
Expected return on plan assets	(84.9)	(77.2)
Amortization of unrecognized: — prior service cost	19.1	18.9
— net (gains) losses	32.6	31.5
— transition amount	0.3	0.2

Net periodic pension cost	95.9	104.5
Curtailments / settlements	0.8	3.7

Total pension cost	$96.7	$108.2

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $210 million to its major U.S. and international pension plans in 2004. For all funded pension plans, the Company now expects to contribute approximately $220 million in 2004. For the three months ended March 31, 2004, the Company contributed $15.6 million to these plans.

     Postretirement benefit cost follows:

	Three Months Ended March 31,
(In millions)	2004	2003

Service cost – benefits earned during the period	$6.3	$6.7
Interest cost on projected benefit obligation	49.0	43.9
Amortization of unrecognized: — prior service cost	11.9	4.5
— net (gains) losses	9.1	9.9

Net periodic postretirement cost	76.3	65.0
Curtailments / settlements	—	2.4

Total postretirement benefit cost	$76.3	$67.4

Substantially all domestic employees are eligible to participate in a savings plan. The main Hourly Bargaining Plans provided for matching contributions, through April 20, 2003, (up to a maximum of 6% of the employee’s annual pay or, if less, $12,000) at the rate of 50%. Goodyear suspended the matching contributions for all participants in the main Salaried Plan effective January 1, 2003. The expenses recognized for Goodyear domestic contributions were $1.1 million and $5.6 million during the first quarters of 2004 and 2003, respectively.

     In addition, defined contribution pension plans are available for certain foreign employees. The expenses recognized for Company contributions for these plans were $3.3 million and $1.1 million in the first quarters of 2004 and 2003, respectively. The 2004 amounts have increased compared to 2003 primarily due to the inclusion of contributions for SPT due to the adoption of FIN 46.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2004, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $561.4 million, and off-balance-sheet financial guarantees written and other commitments totaling $67.5 million.

Warranty

At March 31, 2004, Goodyear had recorded liabilities, included in other current liabilities, totaling $12.9 million ($12.3 million at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first three months of 2004 and 2003:

(In millions)	2004	2003

Balance at January 1	$12.3	$11.0
Settlements made during the period	(6.5)	(3.6)
Additional accrual for warranties issued during the period	7.2	3.6
Translation adjustments	(0.1)	—

Balance at March 31	$12.9	$11.0

Environmental Matters

Goodyear had recorded liabilities totaling $34.2 million and $32.8 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $8.1 million and $7.7 million were included in Other current liabilities at March 31, 2004 and December 31, 2003, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $202.1 million and $194.0 million for anticipated costs related to workers’ compensation at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $117.8 million and $112.7 million were included in Current Liabilities as part of Compensation and benefits at March 31, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $492.0 million and $491.7 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear, at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $134.6 million and $142.5 million were included in Other current liabilities at March 31, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $124.1 million at March 31, 2004 and $199.2 million at December

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

31, 2003. Of these amounts, $23.4 million and $100.1 million were included in Current Assets as part of Accounts and notes receivable at March 31, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 26,300 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $211 million through March 31, 2004 and approximately $208 million through December 31, 2003.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

(Dollars in millions)	Three Months Ended	Year Ended December 31,
	March 31, 2004	2003	2002

Pending claims, beginning of period	114,800	100,600	64,500
New claims filed	6,300	24,300	39,800
Claims settled/dismissed	(1,000)	(10,100)	(3,700)

Pending claims, end of period	120,100	114,800	100,600

Payments (1)	$4.2	$29.6	$18.8

(1) Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

In connection with the preparation of its 2003 financial statements, the Company engaged an independent asbestos valuation expert to review the Company’s existing reserves for pending claims, determine whether or not the Company could make a reasonable estimate of the liability associated with unasserted asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

     The Company, based on the advice of the valuation expert, has recorded liabilities for both asserted and unasserted claims at March 31, 2004 totaling $129.4 million, inclusive of defense costs, compared to $131.1 million at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at March 31, 2004 is $28.7 million compared to $31.9 million at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation expert during the preparation of the 2003 financial statements. At March 31, 2004, the Company’s liability with respect to asserted claims and related defense costs was $100.7 million compared to $99.2 million at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and March 31, 2004.

     At December 31, 2003, after reviewing the Company’s recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation expert cited two primary reasons for the Company to refine its valuation assumptions. First, in calculating the Company’s estimated liability, the valuation expert determined that the Company had previously assumed it would resolve more claims in the foreseeable future than is likely based on its historical record and nationwide trends. As a result, the Company now assumes that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation expert determined that it was not possible to estimate a liability for as many non-malignancy claims as the Company had done in the past. As a result, the Company’s current estimated liability includes fewer liabilities associated with non-malignancy claims.

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

     Based upon the model employed by the valuation expert, the Company’s receivable related to asbestos claims is $110.2 million at March 31, 2004. Based on the Company’s current asbestos claim profile, the Company expects that approximately 85% of asbestos claim related losses will be recoverable up to its accessible policy limits. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $18.7 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2004. Goodyear had recorded insurance receivables of $110.4 million at December 31, 2003. Of this amount, $20.4 million was included in Current Assets as part of Accounts and notes receivable.

     The Company believes that at March 31, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $110.2 million insurance receivable recorded at March 31, 2004. The Company also had approximately $27 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at March 31, 2004.

     Goodyear believes that its reserve for asbestos claims, and the insurance receivables recorded in respect of these claims, reflect reasonable and probable estimates of these amounts. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in (i) the litigation environment; (ii) federal and state law governing the compensation of asbestos claimants; (iii) the Company’s approach to defending and resolving claims; and (iv) the level of payments made to claimants from other sources, including other defendants. As a result, with respect to both asserted and unasserted claims, it is reasonably possible that the Company may incur a liability in excess of the current reserve. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to the Company’s products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by the Company.

     Heatway (Entran II). The Company is a defendant in 22 class actions or potential class actions and a number of other civil actions in various Federal, state and Canadian courts asserting non-asbestos property damage claims relating to Entran II, a rubber hose product that it supplied from 1989-1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The plaintiffs in these actions are generally seeking recovery under various tort, contract and statutory causes of action, including breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, negligence, strict liability and violation of state consumer protection statutes. In one of the above mentioned class actions, on October 9, 2003, the United States District Court in New Jersey preliminarily approved a proposed national settlement agreement (the “Original Settlement”) for pending Entran II claims in the U.S. and Canada, except for claims related to property in six New England states, two judgments in Colorado state court, two judgments in Colorado Federal court and any future judgments involving claimants that opt out of the Original Settlement. The Company has the right to withdraw from the Original Settlement if it determines in good faith and in its sole discretion that an

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

excessive number of persons have opted out of the class and the Original Settlement. Potential claimants had until May 7, 2004 to exercise their right to opt out of the Original Settlement. Approximately 528 potential sites were timely opted out of the Original Settlement.

     Under the Original Settlement, Goodyear was to make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear was also to make an additional contingent payment of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear met the following EBITDA target for such year: $1.2 billion in 2004 and $1.4 billion in each of 2005, 2006 and 2007. For purposes of the Original Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in the first subsequent year in which the following cumulative EBITDA targets are met: $2.6 billion in 2005, $4.0 billion in 2006 and $5.4 billion in 2007. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. Because the insurance recoveries were less than $120 million at February 27, 2004, the terms of the Original Settlement gave the plaintiffs the right to withdraw from the settlement through May 7, 2004.

     On June 4, 2004, an amended settlement agreement was filed with the United States District Court in New Jersey (the “Amended Settlement”). The Amended Settlement includes all claims involved in the Original Settlement, as well as claimants in the six New England states not in the Original Settlement. Under the Amended Settlement, Goodyear is to make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. Unlike the Original Settlement, no contingent payments are to be made under the Amended Settlement. In addition to the funds Goodyear will contribute, the Amended Settlement requires Goodyear to contribute $150 million of insurance proceeds to the settlement fund. Goodyear has received a total of $75 million in insurance recoveries, all of which have been, or will be, deposited into the settlement fund. In the event that Goodyear has not obtained an additional $75 million of insurance proceeds by the date of the fairness hearing (which is currently scheduled for October 19, 2004), Goodyear will have the right, but not the obligation, to fund the amount of the shortfall. In the event that Goodyear elects to fund any shortfall, Goodyear retains the right to pursue recovery of such amount from its insurers. In the event the Company elects not to fund the shortfall, the Amended Settlement will terminate and the terms of the Original Settlement will again become effective. In the event the Original Settlement becomes effective, all funds in the settlement fund, except 80% of the insurance proceeds, will be returned to the Company. The insurance proceeds remaining in the fund will be used to fund the settlement fund created by the Original Settlement. No assurance can be given as to the Company’s ability to recover insurance proceeds sufficient to adequately fund the settlement. The settlement fund would be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process.

     Under the Amended Settlement, notice of the settlement is expected to be given to potential class members pursuant to a court approved notice plan beginning on July 1, 2004. Class members will have until September 10, 2004 to opt out of the Amended Settlement. Claimants that opted out of the Original Settlement must affirmatively withdraw their prior opt out notice by submitting a Request to Re-join in order to participate in the Amended Settlement. The Amended Settlement will not eliminate the liability associated with those claimants who opt out of the Amended Settlement or those claimants who do not submit a Request to Re-join this Amended Settlement, however, Goodyear will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the Amended Settlement. Goodyear reserves the right to withdraw from the Amended Settlement if it determines in its sole discretion that an excessive number of persons have excluded themselves from the settlement. In the event that Goodyear withdraws from the Amended Settlement or fails to meet the funding contingencies in the Amended Settlement, the parties will retain their rights and obligations under the Original Settlement. In that event, Goodyear retains its right to withdraw from the Original Settlement if it determines that too many claimants have opted out. In addition, because certain funding contingencies were not met, the plaintiffs also have the right to withdraw from the Original Settlement. Assuming that the funding contingencies in the Amended Settlement are satisfied by October 19, 2004, and Goodyear does not exercise its right to withdraw due to an excessive number of opt outs, the United States District Court in New Jersey is expected to conduct a fairness hearing on October 19, 2004 to resolve any objections and to determine final approval of the Amended Settlement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. These cases are excluded from both the Original and the Amended Settlements, and the Company will continue to pursue appeals of these judgments.

     On June 19, 2003, a jury in Colorado Federal court awarded a judgment in an Entran II case against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003. The Company has obtained a stay of proceedings pending appeal of this matter. On May 13, 2004, in another Entran II case, a federal jury in Colorado awarded a judgment against the Company of $3.2 million. On June 7, 2004, a trial commenced in an Entran II case pending in a Colorado state court. These cases are also excluded from both the Original and Amended Settlements.

     The ultimate cost to the Company of disposing of Entran II claims is dependent upon a number of factors, including the satisfaction of the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement, Goodyear’s ability to resolve claims not subject to any settlement (including past cases in which the Company received adverse judgments) and to recover under its insurance policies, and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods.

     Refer to Part II, Item 1, Legal Proceedings, for further information about Heatway matters.

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

Customer Financing

At March 31, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $4.5 million, and which expire at various times through 2011.

Affiliate Financing

The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At March 31, 2004, the Company

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

had guarantees outstanding under which the maximum potential amount of payments totaled $10.1 million, and which expire at various times through 2007. The Company is unable to estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

Indemnifications

At March 31, 2004, the Company was a party to various agreements under which it had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by the Company in the normal course of business; the sale of assets by the Company; the formation of joint venture businesses to which the Company has contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by the Company pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

NOTE 8. BUSINESS SEGMENTS

	Three Months Ended March 31,
(In millions)	2004	2003

Sales:
North American Tire	$1,763.5	$1,592.2
European Union Tire	1,110.7	928.3
Eastern Europe, Africa and Middle East Tire	283.0	227.4
Latin American Tire	302.6	231.7
Asia Tire	322.6	140.7

Total Tires	3,782.4	3,120.3
Engineered Products	344.6	291.9
Chemical Products	358.0	299.5

Total Segment Sales	4,485.0	3,711.7
Inter-SBU Sales	(193.6)	(177.7)
Other	(0.5)	11.8

Net Sales	$4,290.9	$3,545.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2004	2003

Segment Operating Income (Loss):
North American Tire	$(31.7)	$(66.5)
European Union Tire	68.9	25.0
Eastern Europe, Africa and Middle East Tire	42.6	20.9
Latin American Tire	61.5	26.6
Asia Tire	10.3	13.2

Total Tires	151.6	19.2
Engineered Products	22.4	(8.6)
Chemical Products	42.1	31.4

Total Segment Operating Income	216.1	42.0
Rationalizations and asset sales	(19.7)	(59.3)
Accelerated depreciation charges and asset writeoffs	(4.3)	(7.5)
Interest expense	(84.2)	(58.4)
Foreign currency exchange	(5.9)	(0.9)
Minority interest in net income of subsidiaries	(6.3)	(10.2)
Inter-SBU income	(32.8)	(17.8)
Financing fees and financial instruments	(33.6)	(28.0)
Equity in earnings (losses) of corporate affiliates	(0.1)	(4.2)
General and product liability – discontinued products	(7.7)	(19.1)
Expenses for insurance fire loss deductibles	(11.7)	—
Professional fees associated with the restatement	(15.3)	—
Other	(15.7)	(2.1)

Loss before Income Taxes	$(21.2)	$(165.5)

Included in the loss before income taxes for March 31, 2004 is approximately $5 million of out-of-period expense of which approximately $3 million is included in the North American Tire Segment and approximately $2 million is included in the European Union Tire Segment. The North American Tire Segment expenses relate to the reassessment of the estimate of the discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans and from a clerical error in recording adjustments to workers’ compensation reserves as part of the Company’s restatement as of December 31, 2003. The European Union Tire Segment expenses relate to the reconciliation of an intra-company account.

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of operations were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

(In millions)	Three Months Ended March 31,
	2004	2003

Rationalizations:
North American Tire	$1.6	$48.5
European Union Tire	20.6	9.0
Latin American Tire	0.5	0.9
Engineered Products	(0.1)	0.6
Corporate	1.2	1.7

Total Rationalizations	$23.8	$60.7

Other (Income) and Expense:
North American Tire	$(0.6)	$—
European Union Tire	(2.4)	(1.4)
Engineered Products	(1.3)	—
Corporate	47.4	45.0

Total Other (Income) and Expense	$43.1	$43.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. FUTURE LIQUIDITY REQUIREMENTS

As of March 31, 2004, the Company had $1.29 billion in cash and cash equivalents, of which $471.7 million was held in the United States and $266.9 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of March 31, 2004, approximately $211.4 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At March 31, 2004, the Company also had $763.5 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in 2005 and 2006 is approximately $1.23 billion and $1.95 billion, respectively. Included in these amounts is $650.0 million related to our primary U.S. and European credit facilities maturing in 2005 and $1.52 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the banks. Because of our debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition, although subject to change, the Company currently expects to have to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005 in order to satisfy statutory minimum funding requirements. These estimates reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory funding requirements after 2005. The Company’s anticipated funding obligations under its pension plans after 2005 cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether the Company makes contributions in excess of those required. Nevertheless, the Company presently expects that its funding obligations under its pension plans in 2006 and beyond will be substantial. In particular, if the relief provided by the legislation passed by Congress in 2004 is eliminated, Goodyear expects that its funding obligations in 2006 would be substantially greater than in 2005.

     Although the Company is highly leveraged, it may become necessary for it to incur additional debt to ensure that it has adequate liquidity. A substantial portion of the Company’s assets is already subject to liens securing its indebtedness. The Company is limited in its ability to pledge its remaining assets as security for additional secured indebtedness. In addition, unless the Company’s financial performance improves, its ability to raise unsecured debt may be significantly limited.

     Under the Company’s master contract with the USWA, the Company committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. It did not meet this commitment. As a result, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. If the Company fails to complete this refinancing commitment, the USWA would have the right to strike and the Company

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

would be required to pay each covered union employee (approximately 13,700 as of March 31, 2004) $1,000 and each covered union retiree (approximately 13,800 as of March 31, 2004) $500. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and demand the repayment of all outstanding loans under these facilities.

     The Company is subject to various legal proceedings, including the Entran II litigation described in Note 7, Commitments and Contingent Liabilities. The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in an amended settlement, the number of claimants that opt out of any settlement, final approval of the terms of the settlement at a fairness hearing, Goodyear’s ability to resolve claims not subject to the settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate the amended settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods. In the event the Company wishes to appeal any future adverse judgment in any Entran II or other proceeding, it would be required to post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

     A substantial portion of Goodyear’s borrowings is at variable rates of interest and expose the Company to interest rate risk. If interest rates rise, the Company’s debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company’s liquidity in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share amounts are diluted)

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognized brand names in the world. We have a broad global footprint with 95 manufacturing facilities in 28 countries. Our business is managed through seven operating segments: North American Tire; European Union Tire; Eastern Europe, Africa and Middle East Tire (“EEAME”); Latin America Tire; Asia Tire; Engineered Products; and Chemical Products.

     We had a net loss of $76.9 million in the first quarter of 2004 compared to a net loss of $196.5 million for the same period in 2003. Our results are significantly dependent on the performance of our North American Tire segment. For the first quarter of 2004, North American Tire has a segment operating loss of $31.7 million compared to a segment operating loss of $66.5 million for the first quarter of 2003. The reduction in the loss was due primarily to improved product and price mix as we experienced an increase in the sales of Goodyear-brand tires and a decline in our private label business. In our second largest segment, European Union Tire, we had segment operating income of $68.9 million and $25.0 in the first quarter of 2004 and 2003, respectively. The improvement in the European Union segment is also due to an improved product and price mix. The segment operating income in four out of five of our other segments also increased compared to the prior year period, including $34.9 million, or 131.2%, and $21.7 million, or 103.8%, year over year improvements in our Latin America Tire and EEAME segments, respectively. Although segment operating income in our Engineered Products segment increased $31.0 million, or 360.5%, year over year, $19.0 million of this increase was due to adjustments reducing segment operating income in the first quarter of 2003 in connection with the restatement of our financial statements.

     The rise in raw material costs, particularly natural rubber, continues to negatively impact our results. This and other increases in raw material costs increased our Cost of Goods Sold by approximately $30 million in the first quarter. We expect that raw material costs will increase between 5% and 7% in 2004. Increased interest expense also negatively impacted our results in the first quarter of 2004. Interest expense increased from $58.4 million in the first quarter of 2003 to $84.2 million in the first quarter of 2004 primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

     A significant indicator of our operating performance is market share, especially in our two largest regions, North America and western Europe. Since December 31, 2003, our estimated market share in both original equipment and replacement segments in western Europe has remained relatively constant. In North America, we experienced a decline in the replacement segment as market share gains in the Goodyear brand were outweighed by a decline in our private label business.

     On February 20, 2004, we completed the addition of a $650 million term loan tranche to our $1.30 billion Senior Secured Asset-Backed Facilities due March 2006. Approximately $335 million of the proceeds of the tranche were used to partially reduce amounts outstanding under our U.S. term facility. On March 12, 2004, we completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under our U.S. term facility, to permanently reduce our commitment under our U.S. revolving credit facility by $70 million, and for general corporate purposes. The U.S. term facility that was retired was scheduled to mature in April 2005. Loans under both the retired term facility and the revolving credit facility bore interest at LIBOR plus 4%. In connection with these financing activities, each of the restructured credit facilities was amended on February 19, 2004, principally to permit additional financings.

     We anticipate undertaking additional refinancing activities in 2004 in order to meet our commitments under our agreement with the United Steelworkers of America, address a substantial amount of long-term debt maturing in 2005 and 2006, make substantial contributions to our domestic pension plans (minimum contributions of approximately $160 million and $325 million to $350 million are expected to be required in 2004 and 2005, respectively, and additional minimum contributions will be required in years beyond 2005), enhance our financial flexibility and ensure adequate liquidity. As part of our refinancing efforts, we may also seek to access the capital markets, although our current credit ratings may restrict our ability to do so. Failure to obtain new financing could have a material adverse effect on our liquidity. In addition, we continue to review potential asset sales, including the possible sale of our Chemical business.

     On June 4, 2004, we entered into an amended settlement agreement to resolve a substantial portion of product liability claims relating to a rubber hose product, Entran II, we previously manufactured. Under the amended settlement, which covers claims in all 50 states and Canada, we are to make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. The amended settlement also contemplates that in addition to the $150 million of Goodyear cash contributions, the settlement fund will be funded by $150 million of insurance recoveries. If we are unable to finalize this settlement, we will be subject to numerous claims, the resolution of which could have a material adverse effect on our results of operations, financial position and liquidity.

     We remain subject to an SEC investigation into the facts and circumstances surrounding the restatement of our financial statements. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time. In May 2004, following the conclusion of certain internal investigations conducted by the Company’s Audit Committee, our external auditors advised us that the circumstances it previously identified to the Company as collectively resulting in a material weakness in October 2003 had each individually become a material weakness. Our external auditors further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. We are currently implementing a remediation plan to address these matters.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the first quarter of 2004 were $4.29 billion, increasing 21.0% from $3.55 billion in the 2003 first quarter. A net loss of $76.9 million or $0.44 per share was recorded in the 2004 first quarter compared to a net loss of $196.5 million or $1.12 per share in the 2003 period. The 2004 first quarter included an after-tax rationalization charge of $19.9 million or $0.11 per share compared to an after-tax rationalization charge of $57.7 million or $0.33 per share in 2003.

     Revenues in the first quarter of 2004 increased from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $254 million. Revenues were also favorably impacted by the positive impact of currency translation of approximately $200 million, mainly in Europe, and higher unit volume of approximately $158 million driven by strong performances in Engineered Products, North American Tire and European Union Tire. Pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire, of approximately $139 million also had a favorable impact on first quarter 2004 revenues.

     Worldwide tire unit sales in the first quarter of 2004 were 55.7 million units, an increase of 3.1 million units or 5.9% compared to the 2003 period. North American Tire (U.S. and Canada) volume decreased 0.1 million units or 0.3% in the quarter, while international unit sales increased 3.2 million units or 11.4%. Worldwide replacement unit sales increased 3.0 million units or 8.4% from the 2003 quarter, due to increases in all regions except North American Tire. Original equipment (OE) unit sales increased 0.1 million units or 0.3% in the quarter, due to increases in Eastern Europe Tire, Asia Tire and North American Tire. Tire units increased by approximately 1.8 million units due to the consolidation of a variable interest entity in accordance with FIN 46.

     Cost of goods sold (CGS) increased 17.0% in dollars and decreased to 80.8% of net sales, in the first quarter of 2004, compared to 83.6% in the 2003 period. CGS in the first quarter of 2004 increased by approximately $204 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was also negatively impacted by currency translation of approximately $151 million, primarily in Europe, and by approximately $119 million in higher volume, largely in Engineered Products, North American Tire and European Union Tire. Changes in product mix of approximately $53 million, in part related to North American Tire, and higher raw material costs of approximately $30 million also had a negative impact on CGS in 2004. Higher levels of plant utilization of approximately $31 million, largely in European Union Tire, and savings from rationalization programs of approximately $22 million favorably impacted 2004 CGS. CGS in 2003 was adversely impacted by account reconciliation adjustments of $19.0 million that were related to the Engineered Products Segment.

     CGS in the first quarter of 2004 also includes approximately $5 million of out-of-period expense of which approximately $3 million is included in the North American Tire Segment and approximately $2 million is included in the European Union Tire Segment. The North American Tire Segment expenses relate to the reassessment of the estimate of the discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans and from a clerical error in recording adjustments to workers’ compensation reserves as part of the Company’s restatement as of December 31, 2003. The European Union Tire Segment expenses relate to the reconciliation of an intra-company account.

     Selling, administrative and general expense (SAG) in the first quarter of 2004 increased 19.9% in dollars compared to the 2003 period and was 16.0% of net sales in 2004 compared to 16.1% in the 2003 period. SAG in the first quarter of 2004 increased by approximately $53 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was unfavorably impacted by currency translation of approximately $36 million, largely in Europe, increased corporate consulting fees of approximately $21 million, of which approximately $15 million related to professional fees associated with the restatement, and increased advertising expense of approximately $11 million, in part due to the launch of the Assurance tire in North American Tire. Higher wages and benefit costs of approximately $10 million also adversely impacted 2004 SAG. Savings from rationalization actions of approximately $8 million and lower information technology costs of approximately $4 million also favorably impacted 2004 SAG.

     Interest expense increased from $58.4 million in the first quarter of 2003 to $84.2 million in the first quarter of 2004 primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

     Other (income) and expense was $43.1 million net expense in the 2004 first quarter compared to $43.6 million net expense in the 2003 period. Other (income) and expense included fees related to financing and financial instruments of $33.6 million and $28.0 million in the first quarters of 2004 and 2003, respectively. Financing fees and financial instruments in the first quarter of 2004 included $13.7 million of deferred costs written off in connection with the Company’s refinancing activities during the period, compared to $14.4 million in the first quarter of 2003 for costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities in 2003. Other (income) and expense in 2004 also included a gain of $5.2 million ($4.0 million after tax or $0.02 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products Segments and a loss of $1.1 million ($0.9 million after tax or $0.00 per share) on the sale of corporate assets and assets in the European Union Tire Segment. Other (income) and expense in 2003 included a gain of $1.4 million ($1.0 million after tax or $0.01 per share) on the sale of assets in the European Union Tire Segment. General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims totaling $7.7 million in the first quarter of 2004 and $19.1 million in the first quarter of 2003. Miscellaneous other (income) and expense in the first quarter of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. As of March 31, 2004, Goodyear did not record any insurance recoveries in excess of the net book value of the assets destroyed, less the insurance deductible limits. Any insurance recoveries in excess of amounts recorded will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

     Foreign currency exchange loss was $5.9 million in the 2004 first quarter compared to a loss of $0.9 million in the 2003 quarter. Foreign currency exchange in the 2004 first quarter was adversely impacted compared to the first quarter of 2003 by approximately $4 million due primarily to currency movements on U.S. dollar denominated monetary items in England and Germany.

     For the first three months of 2004, Goodyear recorded tax expense of $55.7 million on a loss before income taxes and minority interest in net income of subsidiaries of $14.9 million. The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the quarter is a net favorable tax adjustment of $1.9 million related to the settlement of prior years’ tax liabilities and the establishment of a valuation allowance against a subsidiary’s deferred tax assets. For the first quarter of 2003,

Goodyear recorded tax expense of $31.0 million on a loss before income taxes and minority interest in net income of subsidiaries of $155.3 million.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     During 2004, net charges of $23.8 million ($19.9 million after tax or $0.11 per share) were recorded, which included reversals of $0.2 million ($0.2 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $24.0 million ($20.1 million after tax or $0.11 per share). Included in the $24.0 million of new charges are $3.0 million of expenses, consisting of $1.1 million of associate-related costs and $1.9 million of other than associate-related costs, incurred in 2004 related to plans initiated during 2003. $0.5 million of the $3.0 million charge related to the non-cash writeoff of raw materials inventory in connection with the closure of a facility in the Latin America Tire segment. The 2004 rationalization actions consist of administrative consolidations and a manufacturing consolidation in the European Union Tire segment. Of the $21.0 million of new charges for plans initiated in 2004, $20.6 million related to future cash outflows, primarily associate severance costs, and $0.4 million related to non-cash pension curtailments. Approximately 380 associates will be released under the programs initiated in 2004, of which approximately 60 were exited during the first quarter.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire and Engineered Products segments. During the first quarter of 2004, $4.2 million was recorded as Cost of Goods Sold and $0.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

     During 2003, net charges of $291.5 million ($267.1 million after tax or $1.52 per share) were recorded, which included reversals of $15.7 million ($14.3 million after tax or $0.08 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 660 were exited during the first quarter of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $60.7 million was recorded during the first quarter of 2003.

     Upon completion of the 2004 plans, the Company estimates that it will reduce annual operating costs by approximately $60 million (approximately $20 million SAG and approximately $40 million CGS). Goodyear estimates that SAG and CGS were reduced in the first quarter of 2004 by approximately $38 million as a result of the implementation of the 2003 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.

     The remaining reserve for costs related to the completion of the Company’s rationalization actions was $118.8 million at March 31, 2004, compared to $141.9 million at December 31, 2003. The majority of the accrual balance of $118.8 million at March 31, 2004 is expected to be utilized by December 31, 2004.

     For further information, refer to the note to the financial statements No. 2, Costs Associated with Rationalization Programs.

SEGMENT INFORMATION

Segment information reflects the strategic business units (“SBUs”) of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

     Results of operations in the Tire and Engineered Products Segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products Segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges, asset impairment charges and asset writeoffs) and SAG (excluding certain corporate expenses). Segment operating income also included equity (earnings) losses in affiliates. Segment operating income did not include the previously discussed rationalization charges and certain other items.

     Total segment operating income was $216.1 million in the first quarter of 2004, increasing significantly from $42.0 million in the 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2004 was 4.8%, compared to 1.1% in the 2003 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income earned by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 8, Business Segments, for a reconciliation of total segment operating income to loss before income taxes.

North American Tire

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	24.7	24.8	(0.1)	(0.3)%
Sales	$1,763.5	$1,592.2	$171.3	10.8
Segment Operating Loss	(31.7)	(66.5)	34.8	52.3
Segment Operating Margin	(1.8)%	(4.2)%

North American Tire segment unit sales in the 2004 first quarter decreased 0.1 million units or 0.3% from the 2003 period. Replacement unit volume decreased 0.1 million units or 0.8%.

     Revenues increased 10.8% the first quarter of 2004 from the 2003 period due primarily to the consolidation of a variable interest entity in January 2004 in accordance with FIN 46. Consolidation of this variable interest entity benefited 2004 sales by approximately $74 million. Favorable pricing and product mix of approximately $58 million, primarily in the consumer market, positively impacted sales compared to 2003. Increased volume of approximately $37 million, due largely to strong OE commercial and retail sales, also favorably impacted sales in the 2004 first quarter.

     North American Tire segment operating loss in the first quarter of 2004 improved 52.3% from the 2003 quarter. Improved pricing and product mix of approximately $25 million, primarily in the consumer market, higher volume of approximately $10 million, primarily due to strong sales in the commercial OE markets, and a reduction of approximately $10 million in general and product liability expense benefited 2004 segment operating loss. The 2004 period was unfavorably impacted by increased raw material costs of approximately $10 million and higher advertising costs of approximately $5 million, due primarily to the Assurance product launch. These costs were mostly offset by savings from rationalization programs of approximately $14 million. Segment operating loss in the first quarter of 2004 also included approximately $3 million of out-of-period expense related to the reassessment of the estimate of the discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans and from a clerical error in recording adjustments to workers’ compensation reserves as part of the Company’s restatement as of December 31, 2003. The 2003 quarter also had a one-time benefit of approximately $9 million due to the change in the salaried associates’ vacation policy.

     Segment operating income did not include first quarter rationalization charges totaling $1.6 million in 2004 and $48.5 million in 2003. Segment operating income in the first quarter of 2004 also did not include the gain on asset sales of $0.6 million.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	16.3	15.8	0.5	3.0%
Sales	$1,110.7	$928.3	$182.4	19.6
Segment Operating Income	68.9	25.0	43.9	175.6
Segment Operating Margin	6.2%	2.7%

European Union Tire segment unit sales in the 2004 first quarter increased 0.5 million units or 3.0% from the 2003 period. Replacement unit sales increased 0.6 million units or 5.8% while OE volume decreased 0.1 million units or 3.1%.

     Revenues in the first quarter of 2004 increased 19.6% compared to 2003 primarily due to the favorable effect of currency translation, mainly the strong Euro, of approximately $130 million. Higher volume of approximately $32 million, largely due to strong replacement sales, and improved pricing and product mix of approximately $21 million also positively affected revenues in the 2004 quarter.

     For the first quarter of 2004, segment operating income increased significantly compared to 2003 due to the benefit from higher production tonnage and productivity improvements of approximately $24 million, improved pricing and product mix of approximately $13 million and savings from rationalization actions of approximately $10 million. Higher volume of approximately $7 million, primarily related to increases in the replacement market, also favorably impacted 2004 segment operating income. Higher SAG costs of approximately $8 million, due to higher selling expenses to support increased volumes and the sale of premium brand tires, and higher raw material costs of approximately $4 million negatively affected first quarter 2004 segment operating income compared to 2003. Segment operating income in the first quarter of 2004 also included approximately $2 million of out-of-period expense related to the reconciliation of an intra-company account.

     Segment operating income did not include first quarter rationalization charges totaling $20.6 million in 2004 and $9.0 million in 2003. Segment operating income also did not include first quarter net gains on asset sales of $2.4 million in 2004 and $1.4 million in 2003.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	4.6	4.0	0.6	16.0%
Sales	$283.0	$227.4	$55.6	24.5
Segment Operating Income	42.6	20.9	21.7	103.8
Segment Operating Margin	15.1%	9.2%

Eastern Europe, Africa and Middle East Tire (“Eastern Europe Tire”) segment unit sales in the 2004 first quarter increased 0.6 million units or 16.0% from the 2003 period. Replacement unit sales increased 0.5 million units or 14.9% while OE volume increased 0.1 million units or 21.4%.

     Revenues increased 24.5% in the 2004 first quarter compared to 2003 primarily due to the favorable impact of currency translation, primarily in South Africa, of approximately $28 million. Improved pricing and product mix, largely due to increased sales of winter and high performance tires, of approximately $25 million and higher volume in the replacement and OE markets of approximately $21 million also favorably impacted revenues compared to the 2003 quarter. Unfavorable results in retail operations of approximately $18 million negatively impacted revenues in the 2004 period compared to the prior year.

     Segment operating income in the 2004 quarter increased significantly from the 2003 quarter. Segment operating income for the 2004 period was favorably impacted by improved pricing and product mix of approximately $14 million, related to strong sales of winter and high performance tires, and approximately $5 million related to higher volume, primarily due to increased sales in Poland, Turkey, Russia and Central Eastern Europe. Currency translation, largely in South Africa, of approximately $2 million and lower manufacturing conversion costs of approximately $1 million also favorably impacted 2004 segment operating income. Higher advertising costs of approximately $2 million, primarily related to the launch of new products, negatively impacted the 2004 period.

     Revenues and segment operating income in the Eastern Europe Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	5.0	4.7	0.3	6.8%
Sales	$302.6	$231.7	$70.9	30.6
Segment Operating Income	61.5	26.6	34.9	131.2
Segment Operating Margin	20.3%	11.5%

Latin American Tire segment unit sales in the 2004 first quarter increased 0.3 million units or 6.8% from the 2003 period. Replacement unit sales increased 0.4 million units or 11.7% and OE volume decreased 0.1 million units or 7.7%.

     Revenues in the 2004 first quarter increased 30.6% from the 2003 period. Net sales increased in 2004 due to improvements in pricing and product mix, primarily in the replacement market, of approximately $36 million. Higher volume, largely in the replacement market, of approximately $19 million and the favorable impact of currency translation, mainly in Brazil and Chile, of approximately $17 million also positively impacted sales in the first quarter compared to 2003.

     Segment operating income in the 2004 quarter increased significantly from the 2003 period. Segment operating income was favorably impacted by approximately $34 million related to improved pricing levels and product mix. The benefit from higher production tonnage of approximately $4 million, higher volume of approximately $4 million and the favorable impact of currency translation of approximately $2 million also positively impacted 2004 segment operating income. Increased raw material costs of approximately $8 million and higher SAG costs of approximately $3 million, due mainly to increased advertising, also negatively impacted segment operating income compared to the 2003 period.

     Segment operating income did not include first quarter rationalization charges totaling $0.5 million in 2004 and $0.9 million in 2003.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic and government conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	5.1	3.3	1.8	51.8%
Sales	$322.6	$140.7	$181.9	129.3
Segment Operating Income	10.3	13.2	(2.9)	(22.0)
Segment Operating Margin	3.2%	9.4%

Asia Tire segment unit sales in the 2004 first quarter increased 1.8 million units or 51.8% from the 2003 period. Replacement unit sales increased 1.6 million units or 74.0% and OE volume increased 0.2 million units or 9.0%. Tire units increased by approximately 1.8 million units due to the consolidation of a variable interest entity in accordance with FIN 46.

     Revenues in the 2004 quarter increased significantly compared to the 2003 period due primarily to the consolidation of a variable interest entity in 2004 in accordance with FIN 46. Consolidation of this variable interest entity benefited 2004 sales by approximately $180 million. Also benefiting 2004 sales was the favorable impact of currency translation, mainly in Australia and India, of approximately $7 million and improved pricing and product mix of approximately $2 million. Lower volume of approximately $6 million, primarily in the OE market, had an unfavorable impact on revenues in the 2004 period.

     Segment operating income in the first quarter decreased 22.0% compared to the 2003 period due to higher raw material prices of approximately $3 million and lower volume of approximately $1 million. Also negatively impacting 2004 segment operating income by approximately $2 million is the consolidation of a variable interest entity in 2004 in accordance with FIN 46. Improved pricing and product mix of approximately $2 million and the favorable impact of currency translation of approximately $1 million benefited segment operating income in 2004.

     Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy costs and currency translation.

Engineered Products

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Sales	$344.6	$291.9	$52.7	18.1%
Segment Operating Income (Loss)	22.4	(8.6)	31.0	360.5
Segment Operating Margin	6.5%	(2.9)%

Engineered Products revenues increased 18.1% in the first quarter of 2004 from 2003 due largely to improved volume of approximately $41 million as a result of strong military, industrial and OE sales. The favorable effect of currency translation of approximately $17 million, mainly in Canada and Brazil, also benefited 2004 revenues. Unfavorable product mix, largely in industrial and replacement products, negatively impacted 2004 revenues by approximately $5 million.

     Segment operating income increased significantly in the first quarter of 2004 compared to the 2003 period due primarily to $19.0 million of account reconciliation adjustments recorded in the first quarter of 2003. 2004 segment operating income was favorably impacted by higher volume of approximately $10 million, related to military, industrial and OE products, and savings from rationalization actions of approximately $6 million.

Unfavorable product mix of approximately $2 million and approximately $1 million in higher SAG costs to support increased sales levels unfavorably affected the 2004 quarter.

     Segment operating income did not include first quarter rationalization charges (credits) totaling $(0.1) million in 2004 and $0.6 million in 2003. Segment operating income in the first quarter of 2004 also did not include the gain on the sale of assets of $1.3 million.

     Revenues and segment operating income in the Engineered Products Segment may be adversely affected in future periods by lower original equipment demand, competitive pricing pressures, expected continuing unfavorable economic conditions in certain markets, adverse economic conditions globally in the construction and agriculture industries, continued increases in raw material and energy prices, anticipated higher wage and benefit costs and currency translation.

Chemical Products

	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Sales	$358.0	$299.5	$58.5	19.5%
Segment Operating Income (Loss)	42.1	31.4	10.7	34.1
Segment Operating Margin	11.8%	10.5%

Chemical Products revenues increased 19.5% in the 2004 first quarter compared to 2003. Approximately 63% of the total pounds of synthetic materials sold by the Chemical Products Segment in 2004 were to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in the first quarter of 2004 increased primarily due to higher pricing and volume from the natural rubber operations of approximately $25 million. Higher volume of approximately $21 million and higher net selling prices resulting from the pass through of increased raw material and energy costs of approximately $8 million also favorably impacted 2004 revenues.

     Segment operating income in the 2004 quarter increased 34.1% from the 2003 period primarily due to lower conversion costs of approximately $4 million, higher volume of approximately $4 million, the favorable impact of currency translation of approximately $4 million and the natural rubber operations which contributed approximately $2 million of the improvement through pricing and volume. Higher raw materials prices of approximately $4 million unfavorably impacted 2004 segment operating income.

     The Company is exploring the possible sale of its Chemical business, or portions thereof, to both enhance its financial flexibility and focus future investments on its core business.

     Revenues and segment operating income in the Chemical Products Segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and continued increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had $1.29 billion in cash and cash equivalents as well as $763.5 million of unused availability under its various credit agreements, compared to $1.54 billion and $335.0 million at December 31, 2003, and $1.23 billion and $572.0 million at April 1, 2003 after giving effect to the restructuring and refinancing of the Company’s credit facilities.

     The Company’s cash flow and ability to service its debt depends on the results of operations of its subsidiaries and upon the ability of its subsidiaries to make distributions of cash to the Company, whether in the form of dividends, loans or otherwise. In recent years, the Company’s foreign subsidiaries have been a significant source of cash flow for the Company. In certain countries where the Company operates, transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations and there may be adverse tax consequences to such transfers. In addition, certain of the Company’s credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash to the Company.

OPERATING ACTIVITIES

Net cash used in operating activities was $220.3 million during the first quarter of 2004, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased $1.82 billion to $3.51 billion at March 31, 2004, from $1.68 billion at March 31, 2003, due primarily to increased cash and cash equivalents and accounts receivable. The increased cash and cash equivalents is due to the debt refinancings in April 2003 and the first quarter of 2004. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program on April 1, 2003.

INVESTING ACTIVITIES

Net cash used in investing activities was $63.1 million during the first quarter of 2004. Capital expenditures were $70.5 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Three Months Ended March 31,
(In millions)	2004	2003
Capital Expenditures	$70.5	$97.0
Depreciation and Amortization	159.5	148.2

FINANCING ACTIVITIES

Net cash provided by financing activities was $50.9 million during the first three months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(In millions)	March 31, 2004	December 31, 2003
Consolidated Debt	$5,341.4	$5,077.4
Debt to Debt and Equity	102.3%	100.3%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $6.60 billion available at March 31, 2004, of which $763.5 million were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 were unused and $5.91 billion available at April 1, 2003 after giving effect to the restructuring and refinancing of its credit facilities, of which $572.0 million were unused.

First Quarter Note Offering and Asset-Backed Financing

On February 20, 2004, the Company completed the addition of a $650 million term loan tranche to its $1.30 billion Senior Secured Asset-Backed Facility. Approximately $335 million of the proceeds of the tranche were used to partially reduce amounts outstanding under the Company’s U.S. term facility. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under the Company’s U.S. term facility, to permanently reduce its commitment under the U.S. revolving credit facility by $70 million, and for general corporate purposes. The U.S. term facility was scheduled to mature in April 2005. Loans under both the retired term facility and the revolving credit facility bore interest at LIBOR plus 4%. In connection with these financing activities, each of the Company’s primary credit facilities was amended on February 19, 2004. The Company’s credit agreements were further amended on April 16, 2004, to extend until May 19, 2004, the deadline for filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and on May 18, 2004, to extend until June 4, 2004, the deadline for providing audited financial statements for the year ended December 31, 2003 of Goodyear Dunlop Tires B.V. to lenders. On May 27, 2004, the terms of the facilities were amended to extend until June 30, 2004, the deadline for filing this Form 10-Q for the first quarter of 2004.

$645 Million Senior Secured U.S. Term Facility

In connection with our recent financing activities, on March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. At December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003.

$750 Million Senior Secured U.S. Revolving Credit Facility

On March 12, 2004, in connection with our recent financing activities, our commitment under this facility was permanently reduced by $70 million to $680 million. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of March 31, 2004, there were no borrowings and $496.1 million in letters of credit issued compared to borrowings of $200.0 million and $485.4 million in letters of credit issued at December 31, 2003. On April 1, 2003, there were borrowings of $475.0 million and $199.7 million in letters of credit issued under this facility.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. As of March 31, 2004 and December 31, 2003 these facilities were fully drawn. On April 1, 2003, there were no borrowings under the European revolving facility and $400.0 million under the European term facility.

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

In April 2003, the Company entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of March 31, 2004, there were borrowings of $70.0 million and $800 million under the revolving credit and term loan asset-backed facilities, respectively, compared to $389.0 million and $800.0 million at December 31, 2003. On February 20, 2004, the Company added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of March 31, 2004. On April 1, 2003, there were borrowings of $315.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively.

Consolidated EBITDA

Under its primary credit facilities, Goodyear is not permitted to fall below a ratio of 2.00 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in each of the restructured credit facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in each of the restructured credit facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

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

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three month period ended March 31, 2004 and 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Operations.

	Three Months Ended
(In millions)	2004	2003
Net Loss	$(76.9)	$(196.5)
Consolidated Interest Expense	86.7	65.5
Income Tax	55.7	31.0
Depreciation and Amortization Expense	159.5	148.2

EBITDA	225.0	48.2

Credit Agreement Adjustments:
Other (Income) and Expense	39.6	17.4
Foreign Currency Exchange	5.9	0.9
Equity in (Earnings) Losses of Affiliates	(1.8)	3.4
Minority Interest in Net Income (Loss) of Subsidiaries	6.3	10.2
Non-cash Non-recurring Items	—	7.5
Rationalizations	23.8	60.7

Consolidated EBITDA	$298.8	$148.3

The Company is subject to additional financial covenants in its primary credit facilities as described in its 2003 Form 10-K. As of March 31, 2004, the Company was in compliance with each of the financial covenants.

Capital Expenditures

The capital expenditure limit in the Company’s U.S. credit facilities for 2004 is approximately $770 million as a result of capital market transactions completed during the first quarter of 2004 and unused capital expenditures carried over from 2003. During the first quarter of 2004, capital expenditures totaled approximately $70 million.

Foreign Credit Facilities

As of March 31, 2004, Goodyear had short term committed and uncommitted bank credit arrangements totaling $437.2 million, of which $199.6 million were unused, compared to $347.0 million and $209.4 million at December 31, 2003.

Non-Domestic Accounts Receivable Securitization Facilities

As of March 31, 2004, international subsidiaries of Goodyear had $166.5 million of available borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $198.0 million at December 31, 2003 and March 31, 2003. As of March 31, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $100.3 million. The Company is currently working to refinance this facility and the commitment period has been extended to September 2004. If the Company is unable to replace this facility, the Company would pursue short term financing alternatives.

Credit Ratings

On May 25, 2004, Standard & Poor’s lowered the Company’s Corporate Rating from BB- to B+ and removed the Company from CreditWatch with a stable outlook. Standard & Poor’s also maintained its B+ rating on the Company’s U.S. revolving credit facility and reduced the ratings on its other facilities as follows: European facilities from BB- to B+; Senior Secured Asset-Backed facilities from BB+ to BB; recent $650 million Asset-Backed tranche from B+ to B; and senior unsecured debt rating from B to B-.

     As a result of these ratings and other related events, the Company believes that its access to capital markets may be limited. In addition, financing and related expenses under some existing arrangements have increased as a result of the Company’s ratings.

     A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire Segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its recently ratified new master contract with the USWA. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be affected adversely by trends that affected the North American Tire Segment negatively in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher than expected raw materials and energy prices. The price of natural rubber, one of our most important raw materials, increased approximately 36% in 2003 and is expected to increase in 2004. In addition, the price of oil, an important feedstock for several other raw materials, increased approximately 25% in 2003. Our turnaround plan could continue to be impacted by higher raw material costs. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases. Goodyear has retained The Blackstone Group L.P. and Bain & Company to provide consulting advice on the turnaround strategy and other possible strategic initiatives to maximize shareholder value.

Future Liquidity Requirements

As of March 31, 2004, the Company had $1.29 billion in cash and cash equivalents, of which $471.7 million was held in the United States and $266.9 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of March 31, 2004, approximately $211.4 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At March 31, 2004, the Company also had $763.5 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in 2005 and 2006 is approximately $1.23 billion and $1.95 billion, respectively. Included in these amounts is $650.0 million related to our primary U.S. and European credit facilities maturing in 2005 and $1.52 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the banks. Because of our debt ratings, recent operating performance and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition, although subject to change, the Company currently expects to have to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005 in order to satisfy statutory minimum funding requirements. These estimates reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory funding requirements after 2005. The Company’s anticipated funding obligations under its pension plans after 2005 cannot be reasonably estimated at this time because these estimates vary materially depending on the assumptions used to determine them and whether the Company makes contributions in excess of those required. Nevertheless, the Company presently expects that its funding obligations under its pension plans in 2006 and beyond will be substantial. In particular, if the relief provided by the legislation passed by Congress in 2004 is eliminated, Goodyear expects that its funding obligations in 2006 would be substantially greater than in 2005.

     Although the Company is highly leveraged, it may become necessary for it to incur additional debt to ensure that it has adequate liquidity. A substantial portion of the Company’s assets is already subject to liens securing its indebtedness. The Company is limited in its ability to pledge its remaining assets as security for additional secured indebtedness. In addition, unless the Company’s financial performance improves, its ability to raise unsecured debt may be significantly limited.

     Under the Company’s master contract with the USWA, the Company committed to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003. It did not meet this commitment. As a result, the USWA may file a grievance and strike. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. If the Company fails to complete this refinancing commitment, the USWA would have the right to strike and the Company would be required to pay each covered union employee (approximately 13,700 as of March 31, 2004) $1,000 and each covered union retiree (approximately 13,800 as of March 31, 2004) $500. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and demand the repayment of all outstanding loans under these facilities.

     The Company is subject to various legal proceedings, including the Entran II litigation described in Note 7, Commitments and Contingent Liabilities. The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in an amended settlement, the number of claimants that opt out of any settlement, final approval of the terms of the settlement at a fairness hearing, Goodyear’s ability to resolve claims not subject to the settlement (including the cases in which the Company received adverse judgments), and, in the event Goodyear fails to consummate the amended settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods. In the event the Company wishes to appeal any future adverse judgment in any Entran II or other proceeding, it would be required to post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. revolving credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

     A substantial portion of Goodyear’s borrowings is at variable rates of interest and expose the Company to interest rate risk. If interest rates rise, the Company’s debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company’s liquidity in future periods.

COMMITMENTS & CONTINGENCIES

The following table presents, at March 31, 2004, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of March 31, 2004
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,287.4	$273.5	$2,835.5	$581.5	$100.2	$2.0	$1,494.7
Capital Lease Obligations (2)	81.2	9.6	8.5	7.4	7.1	7.3	41.3
Operating Leases (3)	1,520.4	306.7	255.2	201.4	150.3	109.4	497.4
Binding Commitments (4)	561.4	526.0	13.0	6.6	2.5	2.4	10.9
Total Contractual Cash Obligations	$7,450.4	$1,115.8	$3,112.2	$796.9	$260.1	$121.1	$2,044.3

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $54.1 million.

(3)	Operating leases do not include minimum sublease rentals of $43.7 million, $34.7 million, $25.9 million, $19.0 million, $12.7 million and $14.0 million in each of the periods above, respectively, for a total of $150.0 million. Net operating lease payments total $1,370.4 million. The present value of operating leases is $745.8 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels and the amount and timing of asset returns, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, if the relief provided by the legislation passed by Congress in 2004 is eliminated, Goodyear expects that its funding obligations in 2006 would be substantially greater than in 2005. In 2004, Goodyear expects to contribute approximately $60 million to its major U.S. and international pension plans in excess of the amounts required to be contributed to its U.S. plans by ERISA, which would have the effect of reducing Goodyear’s future funding obligations.

     In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could trigger a right of Sumitomo to require Goodyear to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At March 31, 2004, the interest rates on 46% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 47% at December 31, 2003. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at March 31:

Interest Rate Swap Contracts

(Dollars in millions)	2004	2003
Fixed Rate Contracts:
Notional principal amount	—	$325.0
Pay fixed rate	—	5.00%
Receive variable LIBOR	—	1.29
Average years to maturity	—	1.00
Fair value — liability	—	$(12.2)
Pro forma fair value — liability	—	(12.6)
Floating Rate Contracts:
Notional principal amount	$200.0	$200.0
Pay variable LIBOR	2.92%	3.16%
Receive fixed rate	6.63	6.63
Average years to maturity	2.70	3.71
Fair value — asset (liability)	$16.3	$18.1
Pro forma fair value — asset (liability)	15.6	19.0

The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2004 and 2003, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2004	2003
Fixed Rate Contracts:
Notional principal	—	$325.0
Pay fixed rate	—	5.00%
Receive variable LIBOR	—	1.40
Floating Rate Contracts:
Notional principal	$200.0	$227.0
Pay variable LIBOR	2.90%	3.18%
Receive fixed rate	6.63	6.63

     The following table presents fixed rate debt information at March 31:

(In millions)
Fixed Rate Debt	2004	2003
Fair value — liability	$2,419.5	$1,678.7
Carrying amount — liability	2,612.1	2,189.8
Pro forma fair value — liability	2,501.9	1,738.2

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2004 and 2003, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

          The following table presents foreign currency contract information at March 31:

Foreign Exchange Contracts

(In millions)	2004	2003

Fair value – asset (liability)	$73.1	$73.7
Pro forma change in fair value	(16.7)	9.9
Contract maturities	4/04-7/19	4/03-12/18
Fair value – asset (liability):
Swiss franc swap-current	$(1.0)	$(1.5)
Swiss franc swap-long term	44.0	35.0
Euro swaps-current	26.9	0.1
Euro swaps-long term	4.9	42.6
Other-current asset	3.2	2.6
Other-current liability	(4.9)	(5.1)

The pro forma change in fair value assumes a 10% change in foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption.

          At March 31, 2003, Goodyear held foreign currency Euro put options, exercisable during 2003, to reduce exposure to currency movements on 2003 forecasted intercompany sales. These options were designated as cash flow hedges. At March 31, 2003, the underlying contract value of these options totaled $24.2 million with minimal fair value. The uncertainty of foreign currency markets precluded the Company from assessing whether or not these options would be exercised. At March 31, 2004, the Company did not hold any outstanding foreign currency options.

          The sensitivity to changes in exchange rates of Goodyear’s foreign currency positions was determined using current market pricing models.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

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

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. On June 18, 2004, the Company filed a Form 10-Q/A containing restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended March 31, 2003.

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

          On December 10, 2003, the Company announced that the Audit Committee would conduct an internal investigation into potential improper accounting issues in its European Union business segment. The investigation subsequently expanded to other locations of the Company’s overseas operations. The investigation identified accounting irregularities primarily related to earnings management whereby accrual accounts were adjusted or expenses were improperly deferred in order to increase the segments’ operating income.

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

          In the course of preparing its Form 10-Q for the quarter ended March 31, 2004, the Company identified approximately $5 million in expenses relating to prior periods that had not been reflected in prior-period financial statements and were recorded as expenses in the March 31, 2004 financial statements. These expenses included items related to the North American Tire workers' compensation and pension plan discount rate adjustments that were part of the restatement.

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

Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

Changes in Internal Control over Financial Reporting.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Heatway Litigation and Amended Settlement

As previously disclosed, on October 8, 2003, attorneys representing certain class members filed a proposed settlement (the “Original Settlement”) covering all pending Entran II actions in the United States and Canada except for the claims of persons arising from property they own or have owned in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Original Settlement was initiated through the filing of a national class action complaint in Galanti et al. v. Goodyear (Case No. 03-209, United States District Court, District of New Jersey) on October 6, 2003 and motion for preliminary approval of settlement filed October 8, 2003. On October 9, 2003, the judge in Galanti gave preliminary approval to the Original Settlement and conditionally certified the class. A national class was also conditionally certified in Canada. On February 9, 2004, notice of the settlement was given to potential class members pursuant to a court approved notice plan. Class members who objected to the settlement had until May 7, 2004 to opt out of the settlement. Approximately 528 potential sites were timely opted out of the Original Settlement.

          Under the Original Settlement, Goodyear was to make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear was to also make additional contingent payments of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear met certain financial targets. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims were to have been paid into the settlement fund.

          On June 4, 2004, an amended settlement agreement was filed with the Galanti court (the “Amended Settlement”). Under the Amended Settlement, Goodyear is to make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. Unlike the Original Settlement, no contingent payments are to be made under the Amended Settlement. In addition to the funds Goodyear will contribute, the Amended Settlement requires Goodyear to contribute $150 million of insurance proceeds to the settlement fund. Goodyear has received a total of $75 million in insurance recoveries, all of which have been, or will be, deposited into the settlement fund. In the event that Goodyear has not obtained an additional $75 million of insurance proceeds by the date of the fairness hearing (which is currently scheduled for October 19, 2004), Goodyear will have the right, but not the obligation, to fund the amount of the shortfall. In the event that Goodyear elects to fund any shortfall, Goodyear retains the right to pursue recovery of such amount from its insurers. In the event the Company elects not to fund the shortfall, the Amended Settlement will terminate and the terms of the Original Settlement will again become effective. In the event the Original Settlement becomes effective, all funds in the settlement fund, except 80% of the insurance proceeds, will be returned to the Company. The insurance proceeds remaining in the fund will be used to fund the settlement fund created by the Original Settlement. No assurance can be given as to the Company’s ability to recover insurance proceeds sufficient to adequately fund the settlement. The settlement fund would be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process.

          Under the Amended Settlement, notice of the settlement is expected to be given to potential class members pursuant to a court approved notice plan beginning on July 1, 2004. Class members will have until September 10, 2004 to opt out of the Amended Settlement. Claimants that opted out of the Original Settlement must affirmatively withdraw their prior opt out notice by submitting a Request to Re-join in order to participate in the Amended Settlement. The Amended Settlement will not eliminate the liability associated with those claimants who opt out of the Amended Settlement or those claimants who do not submit a Request to Re-join this Amended Settlement, however, Goodyear will be entitled to assert proxy claim against the settlement fund for the payment such claimant would have been entitled to under the Amended Settlement. Goodyear reserves the right to withdraw from the Amended Settlement if it determines in its sole discretion that an excessive number of persons have excluded themselves from the settlement. In the event that Goodyear withdraws from the Amended Settlement or fails to meet the funding contingencies in the Amended Settlement, the parties will retain their rights and obligations under the Original Settlement. In that event, Goodyear retains its right to withdraw from the Original Settlement if it determines that too many claimants have opted out. In addition, because certain funding contingencies were not met, the plaintiffs also have the right to withdraw from the Original Settlement. Assuming that the funding contingencies in the Amended Settlement are satisfied by October 19, 2004, and Goodyear does not exercise its right to withdraw due to an excessive number of opt outs, the Galanti court is expected to conduct a fairness hearing on October 19, 2004 to resolve any objections and to determine final approval of the Amended Settlement.

          Unlike the Original Settlement, the Amended Settlement is expected to cover the claimants in Payne et al. v. Goodyear, a class action in the United States District Court for the District of Massachusetts covering owners of real property or improvements in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. However, the plaintiffs in the following actions are excluded from the Original and the Amended Settlement:

•	Goodyear v. Vista Resorts, Inc. (Case No. 02CA1690, Colorado Court of Appeals), an action involving five homesites, in which a jury rendered a verdict in favor of the plaintiff real estate developer in the aggregate amount of approximately $5.9 million, which damages were trebled under the Colorado Consumer Protection Act. The total damages awarded were approximately $22.7 million, including interest, attorney’s fees and costs;

•	Sumerel et al. v. Goodyear et al (Case No. 02CA1997, Colorado Court of Appeals), a case involving six sites in which a judgment was entered against Goodyear in the amount of $1.3 million plus interest and costs; and

•	Loughridge v. Goodyear and Chiles Power Supply, Inc. (Case No. 98-B-1302, United States District Court for the District of Colorado), a case consolidating claims involving 36 Entran II sites, in which a federal jury awarded 34 homeowners aggregate damages of $8.2 million, 50% of which was allocated to Goodyear. On September 8, 2003, an additional $5.7 million in prejudgment interest was awarded to the plaintiffs, all of which was allocated to Goodyear.

          Goodyear is pursuing appeals of Vista and Sumerel and has obtained a stay of proceedings pending appeal in Loughridge.

          The plaintiffs in the following actions opted out of the Original Settlement:

•	Malek, et al. v. Goodyear (Case No. 02-B-1172, United States District Court for the District of Colorado), a case involving 25 homesites, in which a federal jury awarded the plaintiffs aggregate damages of $8.1 million of which 40% was allocated to Goodyear; and

•	Holmes v. Goodyear (Case No. 98CV268-A, District Court, Pitkin County, Colorado), a case involving one site, that went to trial on June 7, 2004.

          Judgments have not yet been entered in these actions. However, under the terms of the Original Settlement and the Amended Settlement, the Company is entitled to a credit from the settlement fund against amounts (if any) paid to the Malek and Holmes plaintiffs.

          Assuming the Amended Settlement is finally approved by the Galanti court, Goodyear expects that except for (i) liabilities associated with Holmes, Vista, Sumerel, Loughridge and Malek; (ii) liabilities associated with sites that are opted out of the Amended Settlement; and (iii) liabilities associated with sites that were opted out of the Original Settlement and for which the owners did not rejoin, its liability with respect to Entran II matters will be addressed by the Amended Settlement.

          The ultimate cost to the Company of disposing of Entran II claims is dependent upon a number of factors, including the satisfaction of the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement, Goodyear’s ability to resolve claims not subject to any settlement (including past cases in which the Company received adverse judgments) and to recover under its insurance policies, and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods.

Asbestos Litigation

As reported in the Form 10-K for the year ended December 31, 2003, Goodyear was one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 114,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the first quarter of 2004, approximately 6,300 new claims were filed against Goodyear and approximately 1,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution during the first quarter of 2004 was approximately $4.2 million (before recovery of insurance proceeds). At March 31, 2004, there were approximately

120,100 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Japan Investigation

On June 17, 2004, the Company became aware that the Japan Fair Trade Commission had commenced an investigation into alleged unfair business practices by several tire manufacturers and distributors in Japan that supply tires to the Japan National Defense Agency. One of the companies being investigated is Goodyear Wingfoot KK, a subsidiary of Goodyear. Depending upon the results of its investigation, the Japan Fair Trade Commission may pursue sanctions against the tire manufacturers and distributors. Goodyear is investigating this matter.

          Reference is made to the 2003 Form 10-K for additional discussion of legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

          (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by The Goodyear Tire & Rubber Company to the Securities and Exchange Commission during the quarter ended March 31, 2004:

          Form 8-K, dated February 11, 2004 (Items 5 and 9)*

          Form 8-K, dated February 20, 2004 (Items 5 and 7)

*	The information furnished pursuant to Item 9 of this report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: June 18, 2004	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2004

INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Amended and Restated Rights Agreement, dated as of April 15, 2002, between the Company and EquiServe Trust Company, N.A., Rights Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(c)	Amendment No. 1 to the Amended and Restated Rights Agreement dated as of March 1, 2004, between the Company and EquiServe Trust Company, N.A. (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(d)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(e)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
(f)	$750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(g)	First Amendment dated as of February 19, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

E-1

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(h)	Second Amendment dated as of April 16, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(i)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(j)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(k)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(l)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(m)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(n)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(o)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.7 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(p)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(q)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

E-2

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(r)	Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(s)	Master Guarantee and Collateral Agreement dated as of March 31, 2004, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(t)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(u)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(v)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(w)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(x)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

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

E-3