Form 10-Q/A
period 2003-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-08-03
CIK 42582

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

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “Form 10-Q/A”) includes unaudited restated consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, and an audited restated consolidated balance sheet as of December 31, 2002. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statements of operations, cash flows, comprehensive income and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affected periods prior to 2001. Note 2 to the financial statements included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to “Item 6. Selected Financial Data” in the Company’s 2003 Form 10-K. In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the first and third quarters of 2003 and the comparable interim periods in 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and September 30, 2003.

     Refer to Note 1A, “Restatement,” for further information on the restatement impact for the second quarter and six months ended June 30, 2003.

     For further discussion, see “Item 8. Financial Statements — Note 2. Restatement” in the Company’s 2003 Form 10-K, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net loss and the cumulative impact of the adjustments on the Consolidated Statement of Operations and Consolidated Balance Sheet for each annual period on a restated basis.

     This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the original Form 10-Q as well as the information set forth under “Forward-Looking Information — Safe Harbor Statement,” and no other information included in the original Form 10-Q is amended hereby.

     All referenced amounts in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to July 30, 2003, the date of filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. For a discussion of these subsequent events and developments as well as revisions to prior estimates please refer to the Company’s 2003 Form 10-K filed on May 19, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share)	2003	2002	2003	2002
NET SALES	$3,753.3	$3,490.8	$7,299.1	$6,810.0
Cost of Goods Sold	3,038.8	2,796.0	6,001.6	5,551.4
Selling, Administrative and General Expense	594.0	554.9	1,165.3	1,081.9
Rationalizations (Note 2)	15.4	—	76.1	—
Interest Expense	82.4	59.6	140.8	120.6
Other (Income) and Expense (Note 3)	29.4	20.5	73.0	40.3
Foreign Currency Exchange	18.1	(6.1)	19.0	7.7
Equity in (Earnings) Losses of Affiliates	0.9	1.9	4.3	7.7
Minority Interest in Net Income (Loss) of Subsidiaries	13.3	15.5	23.5	28.9

Income (Loss) before Income Taxes	(39.0)	48.5	(204.5)	(28.5)
United States and Foreign Taxes on Income (Loss)	14.0	23.8	45.0	5.8

NET INCOME (LOSS)	$(53.0)	$24.7	(249.5)	(34.3)

Retained Earnings at Beginning of Period			1,782.5	3,089.3
CASH DIVIDENDS			—	(39.2)

Retained Earnings at End of Period			$1,533.0	$3,015.8

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$(0.30)	$0.15	$(1.42)	$(0.21)

Average Shares Outstanding (Note 4)	175.3	163.3	175.3	163.2
NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$(0.30)	$0.15	$(1.42)	$(0.21)

Average Shares Outstanding (Note 4)	175.3	164.3	175.3	163.2
CASH DIVIDENDS PER SHARE	$—	$0.12	$—	$0.24

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	Restated
	June 30,	December 31,
(In millions)	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$1,144.1	$918.1
Restricted cash (Note 1)	32.4	—
Short term securities	—	24.3
Accounts and notes receivable, less allowance – $111.9 ($102.1 in 2002) (Note 5)	2,585.4	1,438.1
Inventories:
Raw materials	476.5	459.2
Work in process	114.9	97.4
Finished products	2,033.7	1,789.6

	2,625.1	2,346.2
Prepaid expenses and other current assets	284.6	453.7

Total Current Assets	6,671.6	5,180.4
Long Term Accounts and Notes Receivable	317.8	242.8
Investments in and Advances to Affiliates	146.9	139.2
Other Assets	74.6	253.0
Goodwill	601.7	602.6
Other Intangible Assets	171.2	161.4
Prepaid and Deferred Pension Costs	917.8	911.2
Deferred Charges	500.2	391.9
Properties and Plants, less accumulated depreciation – $6,958.8 ($6,572.5 in 2002)	5,234.2	5,156.2

Total Assets	$14,636.0	$13,038.7

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,553.7	$1,515.4
Compensation and benefits	930.4	913.6
Other current liabilities	447.2	512.3
United States and foreign taxes	458.6	358.2
Notes payable (Note 7)	129.4	283.4
Long term debt due within one year (Note 7)	42.4	369.8

Total Current Liabilities	3,561.7	3,952.7
Long Term Debt and Capital Leases (Note 7)	4,853.3	2,989.8
Compensation and Benefits	4,604.9	4,497.3
Other Long Term Liabilities	635.4	615.7
Minority Equity in Subsidiaries	772.8	727.8

Total Liabilities	14,428.1	12,783.3
Commitments and Contingent Liabilities (Note 8)
Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares – 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.2	1,390.1
Retained Earnings	1,533.0	1,782.5
Accumulated Other Comprehensive Income (Loss)	(2,890.6)	(3,092.5)

Total Shareholders’ Equity	207.9	255.4

Total Liabilities and Shareholders’ Equity	$14,636.0	$13,038.7

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2002	$175.3	$1,390.1	$1,782.5	$(3,092.5)	$255.4
Comprehensive income (loss) for 2003:
Net loss			(249.5)
Foreign currency translation				201.8
Minimum pension liability				(21.1)
Unrealized investment gain				9.6
Deferred derivative gain				11.6
Total comprehensive loss					(47.6)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at June 30, 2003 as restated	$175.3	$1,390.2	$1,533.0	$(2,890.6)	$207.9

	Restated
	June 30, 2003	December 31, 2002
Accumulated Other Comprehensive (Income) Loss
Foreign currency translation adjustment	$(1,189.1)	$(1,390.9)
Minimum pension liability adjustment	(1,694.6)	(1,673.5)
Unrealized investment gain (loss)	0.3	(9.3)
Deferred derivative loss	(7.2)	(18.8)

Total	$(2,890.6)	$(3,092.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Net Income (Loss)	$(53.0)	$24.7	$(249.5)	$(34.3)
Other Comprehensive income (loss):
Foreign currency translation	139.9	65.1	201.8	43.4
Minimum pension liability	(23.6)	(4.1)	(21.1)	(3.4)
Deferred derivative gain	3.9	50.7	21.7	41.3
Tax on deferred derivative gain	—	(19.3)	—	(15.7)
Reclassification adjustment for amounts recognized in income	5.8	(50.7)	(8.1)	(41.5)
Tax on derivative reclassification adjustment	(2.2)	19.3	(2.0)	15.8
Unrealized investment gain	10.9	3.9	9.6	3.9

Comprehensive Income (Loss)	$81.7	$89.6	$(47.6)	$9.5

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Restated
	Six Months Ended
	June 30,
(In millions)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(249.5)	$(34.3)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	302.7	303.0
Rationalizations (Note 2)	21.1	—
Asset sales (Note 3)	5.1	(0.8)
Net cash flows from sale of accounts receivable (Note 5)	(647.2)	12.3
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(403.2)	(215.3)
Inventories	(191.3)	(27.6)
Accounts payable – trade	59.1	73.2
Other assets and liabilities	235.9	(57.1)

Total adjustments	(617.8)	87.7

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(867.3)	53.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(183.4)	(172.7)
Short term securities acquired	—	(36.2)
Short term securities redeemed	26.0	—
Asset dispositions (Note 6)	84.9	1.1
Asset acquisitions (Note 6)	(71.2)	(38.9)
Other transactions	101.4	(39.4)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(42.3)	(286.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	408.6	74.7
Short term debt paid	(658.0)	(31.4)
Long term debt incurred	2,920.2	3.5
Long term debt paid	(1,441.1)	(32.3)
Common stock issued	0.1	2.4
Dividends paid to Sumitomo	(15.7)	(6.2)
Dividends paid to Goodyear shareholders	—	(39.2)
Debt issuance costs	(104.1)	—
Increase in restricted cash (Note 1)	(32.4)	—
Other transactions	27.9	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	1,105.5	(28.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	30.1	(13.9)

Net Change in Cash and Cash Equivalents	226.0	(275.1)
Cash and Cash Equivalents at Beginning of the Period	918.1	953.6

Cash and Cash Equivalents at End of the Period	$1,144.1	$678.5

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Adjustments

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These restated interim statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

Restricted Cash

The Company will from time to time maintain balances on deposit at various financial institutions primarily as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At June 30, 2003, cash balances totaling $32.4 million were subject to such restrictions.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share)	2003	2002	2003	2002
Net income (loss) as reported	$(53.0)	$24.7	$(249.5)	$(34.3)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.3	(0.9)	—	(3.5)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(7.0)	(7.7)	(13.4)	(13.7)

Net income (loss) as adjusted	$(59.7)	$16.1	$(262.9)	$(51.5)

Net income (loss) per share:
Basic – as reported	$(0.30)	$0.15	$(1.42)	$(0.21)
– as adjusted	(0.34)	0.10	(1.50)	(0.32)
Diluted – as reported	$(0.30)	$0.15	$(1.42)	$(0.21)
– as adjusted	(0.34)	0.10	(1.50)	(0.32)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 1A. RESTATEMENT

The financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements for 2003 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q”). The restatement also affects the three- and six-month periods ended June 30, 2002. The adjustments increased the net loss by $12.6 million for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2002, the net loss was unchanged by the restatement adjustments. The adjustments reduced the net loss by $20.6 million for the quarter ended June 30, 2003 and decreased the net income by $4.2 million for the quarter ended June 30, 2002. The restated financial information has been prepared by management and reflects all adjustments known to management.

     The Company has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statements of operations, cash flows, and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affected periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003; June 30, 2003; and September 30, 2003. Form 10-Q/As have been filed for the quarterly periods ended March 31, 2003 and September 30, 2003. Refer to Note 2, “Restatement,” and supplementary data in the 2003 10-K for further discussion of the restatement including the adjustments recorded in annual and quarterly periods other than the second quarters of 2003 and 2002. Accordingly, this footnote discusses the restatement adjustments related only to the second quarters and six months of 2003 and 2002.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the Company identified various adjustments that were recorded in the second quarter and needed to be recorded in the third quarter of 2003 arising out of account reconciliations. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued financial statements. Following the identification of these adjustments, PricewaterhouseCoopers LLP (“PwC”) advised the Company in October 2003 that the failure to identify or monitor certain conditions with respect to certain general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening.

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

     In May 2004, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified an additional material weakness resulting from intentional overrides that the Company had discovered of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts.

     The Form 10-K for the year ended December 31, 2003 also included changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.

     The adjustments resulting from the Company’s initial restatement efforts, the special overseas accounting and workers’ compensation investigations, and the 2003 year-end closing process are described as follows:

Accounting Irregularities. This category includes adjustments reducing income (increasing loss) before tax by a total of $4.5 million and $6.5 million in the six-month periods ended June 30, 2003 and 2002, respectively. Adjustments increasing the loss in the quarter ended June 30, 2003 and reducing income in the quarter ended June 30, 2002 before tax of $2.9 million and $4.3 million, respectively, were recorded. These adjustments resulted from the overseas special accounting investigation, the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

understatement of the Company’s liability for workers’ compensation payments, and certain adjustments in Chile, including the correction of the valuation of real estate received in payment for trade accounts receivable.

     Adjustments reducing income by a total of $2.1 million and $4.4 million before tax in the six months ended June 30, 2003 and 2002, respectively, were included in the restatement as a result of the special accounting investigation overseas. For the quarters ended June 30, 2003 and 2002, income was reduced by $0.9 million and $3.4 million before tax, respectively. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long term liability accounts that were improperly adjusted.

     The workers’ compensation adjustments reduced income $2.4 million and $3.3 million before tax in the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, income was reduced by $2.0 million and $1.6 million before tax, respectively. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     In 2000, the Company received approximately 13 acres of land in Santiago, Chile, in payment for trade accounts receivable from one of its Chilean customers. At the time, the Company recorded the land based upon an inappropriate appraisal. In the first quarter of 2004, the Company had an additional appraisal performed that appropriately valued the land at a much lower value. The Audit Committee requested an investigation into the matter, and as a result, the Company recorded an adjustment to reduce the valuation of the land. The Company also identified other adjustments in Chile whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. Adjustments increasing income by $1.2 million before tax were recorded related to these accounts in the six months ended June 30, 2002, including $0.7 million in the second quarter of 2002.

     A summary of the accounting irregularities adjustments and the time periods affected follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, all amounts before tax)	2003	2002	2003	2002
(Income) Expense
Accruals and deferred expenses – Europe and Asia	$0.9	$0.6	$2.2	$1.6
Deferred income – Europe	—	2.8	(0.1)	2.8
Workers’ compensation	2.0	1.6	2.4	3.3
Accruals and deferred expenses – Chile	—	(0.7)	—	(1.2)

	$2.9	$4.3	$4.5	$6.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Account Reconciliations. This category includes before tax adjustments reducing income by $6.8 million and increasing income by $12.3 million in the six months ended June 30, 2003 and 2002, respectively, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. For the quarters ended June 30, 2003 and 2002, before tax income was increased by $20.9 million and $2.9 million, respectively. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

     The following categories represent a majority of the account reconciliation adjustments included in the restatement (all amounts are before tax unless otherwise noted):

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. Expenses of $1.5 million and $0.1 million are included in the six months ended June 30, 2003 and 2002, respectively, for Interplant adjustments. For both the quarters ended June 30, 2003 and 2002, Interplant adjustments reducing income by $0.2 million were recorded. The most significant items in this category are 1) fixed assets and inventory which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate fixed assets.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $18.0 million and $2.1 million are included in the six months ended June 30, 2003 and 2002, respectively, for EPD adjustments. For the quarters ended June 30, 2003 and 2002, EPD adjustments increasing income by $1.0 million and $0.7 million, respectively, were recorded. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. $1.7 million and $1.6 million are included in the six months ended June 30, 2003 and 2002, respectively, for these adjustments. For the quarters ended June 30, 2003 and 2002, fixed asset adjustments reducing income by $1.1 million and $0.5 million, respectively, were recorded.

D.	General and Product Liability. The expense for general and product claims increased $2.0 million for the six months ended June 30, 2003 related to the timing of the recognition of certain liabilities for Entran II claims.

     In addition, net adjustments totaling $6.3 million were recorded in Other Comprehensive Income ("OCI") through June 30, 2003. An adjustment was made to record an $18 million charge to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was also made to record a $6.5 million charge to currency translation, with an offsetting credit to long-term assets. This

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

adjustment affected the period from January 1, 2003 to June 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Income of $0.5 million and $8.6 million before tax is included in the six months ended June 30, 2003 and 2002, respectively, for out-of-period adjustments. For the quarters ended June 30, 2003 and 2002, out-of-period adjustments reducing income by $0.2 million and increasing income by $5.8 million, respectively, were recorded.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Income before tax was decreased by $8.7 million and $7.8 million in the six months ended June 30, 2003 and 2002, respectively. For the quarters ended June 30, 2003 and 2002, discount rate adjustments reducing income by $4.4 million and $4.1 million, respectively, were recorded. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. Likewise, these adjustments impacted OCI at June 30, 2003.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. Income of $1.7 million and $1.3 million before tax is included in the six months ended June 30, 2003 and 2002, respectively, for Chemical Products segment adjustments. Expense of $0.7 million and $1.0 million before tax is included in the quarters ended June 30, 2003 and 2002, respectively, for Chemical Products segment adjustments.

Tax Adjustments. Adjustments related to the correction of errors in the computation of deferred tax assets and liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in Income (loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share)	2003	2002	2003	2002
Net income (loss) as originally reported	$(73.6)	$28.9	$(236.9)	$(34.3)
Adjustments (pretax):
Accounting Irregularities	(2.9)	(4.3)	(4.5)	(6.5)
Account Reconciliations	20.9	2.9	(6.8)	12.3
Out-of-Period	(0.2)	5.8	0.5	8.6
Discount Rate Adjustments	(4.4)	(4.1)	(8.7)	(7.8)
Chemical Products Segment	(0.7)	(1.0)	1.7	1.3

Total adjustments (pretax)	12.7	(0.7)	(17.8)	7.9
Tax effect of restatement adjustments	3.7	(0.1)	1.0	1.8
Tax adjustments	4.2	(3.4)	4.2	(9.7)

Total taxes	7.9	(3.5)	5.2	(7.9)

Total net adjustments	20.6	(4.2)	(12.6)	—

Net income (loss) as restated	$(53.0)	$24.7	$(249.5)	$(34.3)

Per Share of Common Stock:
Net income (loss) – Basic as originally reported	$(0.42)	$0.18	$(1.35)	$(0.21)
Effect of net adjustments	0.12	(0.03)	(0.07)	—

Net income (loss) – Basic as restated	$(0.30)	$0.15	$(1.42)	$(0.21)

Net income (loss) – Diluted as originally reported	$(0.42)	$0.18	$(1.35)	$(0.21)
Effect of net adjustments	0.12	(0.03)	(0.07)	—

Net income (loss) – Diluted as restated	$(0.30)	$0.15	$(1.42)	$(0.21)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2003 and 2002.

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002
	As		As
	Originally	As	Originally	As
(In millions, except per share)	Reported	Restated	Reported	Restated
Net Sales	$3,758.2	$3,753.3	$3,478.8	$3,490.8
Cost of Goods Sold	3,051.0	3,038.8	2,787.4	2,796.0
Selling, Administrative and General Expense	596.5	594.0	553.4	554.9
Rationalizations	17.6	15.4	—	—
Interest Expense	82.0	82.4	59.6	59.6
Other (Income) and Expense	26.6	29.4	17.9	20.5
Foreign Currency Exchange	19.7	18.1	(6.1)	(6.1)
Equity in (Earnings) Losses of Affiliates	4.4	0.9	1.4	1.9
Minority Interest	12.1	13.3	16.0	15.5

Income (Loss) before Income Taxes	(51.7)	(39.0)	49.2	48.5
U.S. and Foreign Taxes on Income (Loss)	21.9	14.0	20.3	23.8

Net Income (Loss)	$(73.6)	$(53.0)	$28.9	$24.7

Net Income (Loss) per share – Basic	$(0.42)	$(0.30)	$0.18	$0.15
Average Shares Outstanding	175.3	175.3	163.3	163.3
Net Income (Loss) per share – Diluted	$(0.42)	$(0.30)	$0.18	$0.15
Average Shares Outstanding	175.3	175.3	164.3	164.3

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002
	As		As
	Originally	As	Originally	As
(In millions, except per share)	Reported	Restated	Reported	Restated
Net Sales	$7,303.7	$7,299.1	$6,790.0	$6,810.0
Cost of Goods Sold	5,975.4	6,001.6	5,548.5	5,551.4
Selling, Administrative and General Expense	1,170.4	1,165.3	1,078.5	1,081.9
Rationalizations	85.8	76.1	—	—
Interest Expense	139.8	140.8	120.6	120.6
Other (Income) and Expense	69.5	73.0	36.1	40.3
Foreign Currency Exchange	19.1	19.0	7.2	7.7
Equity in (Earnings) Losses of Affiliates	6.9	4.3	6.0	7.7
Minority Interest	23.5	23.5	29.5	28.9

Loss before Income Taxes	(186.7)	(204.5)	(36.4)	(28.5)
U.S. and Foreign Taxes on Income (Loss)	50.2	45.0	(2.1)	5.8

Net Loss	$(236.9)	$(249.5)	$(34.3)	$(34.3)

Net Loss per share – Basic	$(1.35)	$(1.42)	$(0.21)	$(0.21)
Average Shares Outstanding	175.3	175.3	163.2	163.2
Net Loss per share – Diluted	$(1.35)	$(1.42)	$(0.21)	$(0.21)
Average Shares Outstanding	175.3	175.3	163.2	163.2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at June 30, 2003.

	June 30, 2003
	As Previously
(In millions)	Reported	As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,182.8	$1,144.1
Restricted cash		32.4
Accounts and notes receivable, less allowance – $111.9 ($109.9 as previously reported)	2,608.0	2,585.4
Inventories:
Raw materials	466.2	476.5
Work in process	110.8	114.9
Finished products	2,065.7	2,033.7

	2,642.7	2,625.1
Prepaid expenses and other current assets	306.8	284.6

Total Current Assets	6,740.3	6,671.6
Long Term Accounts and Notes Receivable	315.9	317.8
Investments in and Advances to Affiliates	146.7	146.9
Other Assets	76.6	74.6
Goodwill and Other Intangible Assets	784.4	772.9
Prepaid and Deferred Pension Costs	924.7	917.8
Deferred Charges	501.1	500.2
Properties and Plants, less accumulated depreciation – $6,958.8 ($6,956.2 as previously reported)	5,251.0	5,234.2

TOTAL ASSETS	$14,740.7	$14,636.0

LIABILITIES:
Current Liabilities:
Accounts payable-trade	$1,525.4	$1,553.7
Compensation and benefits	965.9	930.4
Other current liabilities	427.0	447.2
United States and foreign taxes	466.7	458.6
Notes payable	129.4	129.4
Long term debt due within one year	42.3	42.4

Total Current Liabilities	3,556.7	3,561.7
Long Term Debt and Capital Leases	4,851.0	4,853.3
Compensation and Benefits	4,309.4	4,604.9
Other Long Term Liabilities	624.2	635.4
Minority Equity in Subsidiaries	788.2	772.8

TOTAL LIABILITIES	14,129.5	14,428.1
Commitments and Contingent Liabilities
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares, Outstanding Shares 175.3 after deducting 20.4 treasury shares	175.3	175.3
Capital Surplus	1,390.4	1,390.2
Retained Earnings	1,770.2	1,533.0
Accumulated Other Comprehensive Income (Loss)	(2,724.7)	(2,890.6)

TOTAL SHAREHOLDERS’ EQUITY	611.2	207.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,740.7	$14,636.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RATIONALIZATIONS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
First quarter charge	$60.3	$0.4	$60.7
Second quarter charge	16.4	0.8	17.2
Incurred	(44.3)	(1.1)	(45.4)
Reversed	—	(0.1)	(0.1)

Accrual balance at June 30, 2003	$32.4	$—	$32.4

Goodyear recorded a net rationalization charge totaling $76.1 million (as restated) ($69.2 million after tax or $0.39 per share (as restated)) during the first and second quarters of 2003, which included reversals of $1.8 million (as restated) ($1.4 million after tax or $0.01 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $77.9 million (as restated) ($70.6 million after tax or $0.40 per share (as restated)). The second quarter net rationalization charge of $15.4 million (as restated) ($11.5 million after tax or $0.06 per share (as restated)) included new charges of $17.2 million (as restated) ($12.9 million after tax or $0.07 per share (as restated)) and reversals of $1.8 million (as restated) ($1.4 million after tax or $0.01 per share (as restated)). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $77.9 million (as restated) charge, $56.8 million (as restated) related to future cash outflows, primarily associate severance costs, and the remainder primarily represented non-cash pension curtailment charges. All of the $17.2 million (as restated) second quarter charge related to future cash outflows. Goodyear plans to complete these actions during the first half of 2004.

     Under the above programs, Goodyear provided for the release of approximately 1,300 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first half of 2003, $44.3 million (as restated) was incurred in associate-related costs, including $20.0 million (as restated) during the second quarter of 2003.

     Other than associate-related costs were for outplacement services and moving expenses. Goodyear incurred $1.1 million (as restated) of other than associate-related costs during the first half of 2003, including $0.8 million (as restated) during the second quarter of 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes, by segment, the total amounts recorded in the six-month period ended June 30, 2003, and the total costs incurred in the three- and six-month periods ended June 30, 2003:

	Restated
		Amount incurred for	Amount incurred for
		the three months	the six months
(In millions)	Recorded	ended June 30, 2003	ended June 30, 2003
North American Tire	$48.5	$13.6	$36.6
European Union Tire	18.8	2.1	3.0
Latin American Tire	5.5	1.9	1.9
Engineered Products	3.2	1.9	2.2
Corporate	1.9	1.3	1.7

	$77.9	$20.8	$45.4

The amounts recorded above include all costs expected to be incurred in connection with these activities with the exception of European Union Tire, which will incur approximately $1 million of additional restructuring costs in the second half of 2003.

2002 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Charge	$19.5	$7.0	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	16.6	4.1	20.7
Incurred	(13.2)	(1.9)	(15.1)

Accrual balance at June 30, 2003	$3.4	$2.2	$5.6

Goodyear recorded a net rationalization charge totaling $10.4 million (as restated) ($12.1 million after tax or $0.07 per share (as restated)) in 2002, which included reversals of $16.1 million (as restated) ($12.7 million after tax or $0.07 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Goodyear plans to complete these actions during 2003.

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

     Rationalization costs, other than associate-related costs, totaled $7.0 million (as restated). These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $1.9 million of other than associate-related costs during the first half of 2003, including $0.4 million during the second quarter of 2003, primarily for ongoing noncancellable lease costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fourth Quarter 2001 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Charge	$53.1	$83.1	$136.2
Incurred	(1.6)	(44.1)	(45.7)

Accrual balance at December 31, 2001	51.5	39.0	90.5
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.5)	(15.9)

Accrual balance at December 31, 2002	5.1	23.6	28.7
Incurred	(2.9)	(1.6)	(4.5)
Reversed	(0.1)	(1.6)	(1.7)

Accrual balance at June 30, 2003	$2.1	$20.4	$22.5

Goodyear recorded a net rationalization charge totaling $136.2 million (as restated) ($107.5 million after tax or $0.65 per share (as restated)) in the fourth quarter of 2001. These actions were in response to continued competitive market conditions and worldwide economic uncertainty. Goodyear plans to complete these actions during the fourth quarter of 2003 with the exception of ongoing noncancellable lease payments. Reversals of prior year reserves no longer needed for their originally intended purposes totaling $4.1 million were recorded during 2001.

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

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Asset sales	$14.4	$(1.1)	$13.0	$(1.1)
Interest income	(6.6)	(4.5)	(11.8)	(6.6)
Financing fees and financial instruments	25.1	12.0	53.1	23.0
General & product liability – discontinued products	(9.1)	8.4	10.0	14.4
Miscellaneous	5.6	5.7	8.7	10.6

	$29.4	$20.5	$73.0	$40.3

Other (Income) and Expense for the first six months of 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Sumitomo Rubber Industries, Ltd. (“SRI”) and a gain of $4.6 million (as restated) ($3.8 million after tax or $0.02 per share (as restated)) resulting from the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment. Other (Income) and Expense for the second quarter of 2003 included a loss of $17.8 million (as restated) ($9.0 million after tax or $0.05 per share (as restated)) on the sale of the SRI shares and the sale of assets in the European Union Tire Segment and a gain of $3.4 million (as restated) ($2.8 million after tax or $0.02 per share (as restated)) on the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment. Other (Income) and Expense in 2002 included a gain of $1.1 million (as restated) ($0.8 million after tax or $0.00 per share (as restated)) on the sale of assets in the European Union Tire Segment.

     Financing fees and financial instruments increased due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Refer to Note 7, Financing Arrangements, for further information about the restructuring and refinancing.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Goodyear reclassified such charges from Selling, Administrative and General Expense (SAG) to Other (Income) and Expense during the second quarter of 2003, due to the non-operational nature of these claims. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG. Goodyear recorded charges for General & product liability-discontinued products totaling $92.7 million (as restated) for the second quarter of 2003 and $113.6 million (as restated) for the first six months of 2003. These charges primarily related to a proposed settlement for Entran II claims and asbestos personal injury claims. Also during the second quarter of 2003, Goodyear recorded a receivable of $101.8 million, primarily from its excess liability insurance carriers related to General & product liability-discontinued products. This receivable reflects, in part, coverage of General & product liability-discontinued products for which Goodyear incurred charges prior to the second quarter of 2003. Refer to Note 8, Commitments and Contingent Liabilities, for further information about general and product liabilities.

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

International subsidiaries of Goodyear have established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to affiliates of certain banks. These subsidiaries retained servicing responsibilities. At June 30, 2003, the value in U.S. dollars of which these international subsidiaries may borrow is approximately $169.6 million. The following table presents certain cash flows related to these programs:

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

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $171.8 million (as restated) at June 30, 2003, compared to $653.2 million at December 31, 2002. Current maturities of long term debt represented $42.4 million (as restated) of this total, with a weighted average interest rate of 5.74% at June 30, 2003 ($369.8 million and 7.83% at December 31, 2002, respectively). The remaining $129.4 million was short term debt of international subsidiaries, with a weighted average interest rate of 6.38% at June 30, 2003 ($283.4 million and 5.31% at December 31, 2002, respectively).

Long Term Debt and Financing Arrangements

At June 30, 2003, Goodyear had long term credit arrangements totaling $5.43 billion, of which $166.5 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents long term debt at June 30, 2003 and December 31, 2002:

	Restated
(In millions)	2003	2002
5.375% Swiss franc bond due 2006	$116.3	$114.0
6.375% Euro Notes due 2005	456.6	418.8
Notes:
8 1/8% due 2003	—	300.0
6 5/8% due 2006	270.7	269.2
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
7% due 2028	149.0	149.0
Bank term loans due 2005 and 2006 (at December 31, 2002, due 2004 and 2005)	1,783.3	850.0
Revolving credit facilities due 2005 and 2006	902.0	—
Other domestic and international debt	101.3	145.0

	4,829.0	3,295.8
Capital lease obligations	66.7	63.8

	4,895.7	3,359.6
Less portion due within one year	42.4	369.8

	$4,853.3	$2,989.8

At June 30, 2003, the fair value of Goodyear’s long term fixed rate debt amounted to $1.86 billion, compared to its carrying amount of $2.17 billion. At December 31, 2002, the fair value of Goodyear’s long term fixed rate debt amounted to $2.10 billion, compared to its carrying amount of $2.48 billion. The carrying value difference was attributable primarily to the payment at maturity of the 8 1/8% bonds in March 2003. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of $200 million of the 6 5/8% Notes due 2006 was hedged by interest rate contracts at June 30, 2003 ($250 million at December 31, 2002). The fair value of Goodyear’s variable rate debt approximated its carrying amount at June 30, 2003 and December 31, 2002.

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

     With the exception of approximately $700 million in domestic accounts receivable securitizations and $63 million in Canadian accounts receivable securitizations, each of the replaced finance facilities was unsecured. As of June 30, 2003, international subsidiaries had $296.8 million of available borrowings under non-domestic accounts receivable securitization facilities.

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

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million revolving credit facility is with domestic and international banks and financial institutions and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2003, there were borrowings of $295.0 million and $381.5 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility.

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

	Restated
	Twelve Months Ended June 30,
(In millions)	2004	2005	2006	2007	2008
Debt incurred under or supported by revolving credit agreements	$—	$545.0	$357.0	$—	$—
Other	42.4	1,449.3	965.5	576.1	106.5

	$42.4	$1,994.3	$1,322.5	$576.1	$106.5

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $328.2 million (as restated), and off-balance-sheet financial guarantees written and other commitments totaling $73.8 million.

Warranty

At June 30, 2003, Goodyear recorded, in other current liabilities, $11.8 million (as restated) ($11.0 million (as restated) at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first six months of 2003:

Restated
(In millions)	2003
Balance at December 31, 2002	$11.0
Settlements made during the period	(6.9)
Additional accrual for warranties issued during the period	7.7

Balance at June 30, 2003	$11.8

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

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $161.9 million (as restated) and $152.4 million for anticipated costs related to workers’ compensation at June 30, 2003 and December 31, 2002, respectively. Of these amounts, $76.2 million (as restated) and $66.4 million were included in Current Liabilities as part of Compensation and benefits at June 30, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear recorded liabilities totaling $356.7 million (as restated) at June 30, 2003, and $240.7 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $87.7 million (as restated) and $75.4 million were included in Other current liabilities at June 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear’s liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product liability related insurance recoveries, Goodyear recorded assets at June 30, 2003, and December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers. At June 30, 2003, Goodyear also recorded an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

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

     Prior to the second quarter of 2003, Goodyear did not record any assets for expected recoveries from excess carriers in respect of certain general and product liability matters. Goodyear has asserted claims against certain of these excess carriers for indemnity and defense of general and product claims against Goodyear. After consultation with its outside legal counselors and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable in Accounts and Notes Receivable on its Consolidated Balance Sheet at June 30, 2003. The receivable recorded in the second quarter of 2003 represents an estimate of recovery relating to potential general and product liabilities for which Goodyear incurred charges prior to, as well as during, the second quarter. As Goodyear establishes reserves for liabilities in respect of general and product claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at June 30, 2003, approximately 110,600 claimants (approximately 100,600 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,600 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2003	2002	2001
Pending claims, beginning of period	100,600	64,500	58,500
New claims filed	17,700	39,800	17,100
Claims settled/dismissed	(7,700)	(3,700)	(11,100)

Pending claims, end of period	110,600	100,600	64,500

Payments (1)	$11.2	$18.8	$14.4

(1) Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

The portion of the recorded liabilities for potential product liability and other tort claims relating to asbestos claims is based on pending claims only. The amount recorded reflects an estimate of the cost of defending and resolving pending claims, based on available information and our experience in disposing of asbestos claims in the past. Although the ultimate cost of disposing of pending asbestos claims and the future ability to recover from insurance carriers are uncertain, Goodyear believes that its reserve for pending asbestos claims, and the insurance assets recorded in respect of these claims, reflect reasonable and probable estimates of these amounts. Based on Goodyear’s historical experience set forth above, Goodyear expects additional asbestos

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

claims to be made, and additional liabilities to be incurred in respect of those claims. However, Goodyear does not believe that reasonable estimates can be determined for these liabilities, and no liability has been recorded for unknown asbestos claims. The estimate of the assets and liabilities related to asbestos claims and recovery is subject to numerous uncertainties, the ultimate outcome of which may result in significant changes to current estimates.

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

     Based on developments in Entran II litigation during the second quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability-discontinued products related to pending Entran II claims. The ultimate cost of disposing of Entran II claims is dependent upon a number of uncertainties, including any future judgments by courts in Entran II actions, the Company’s ability to recover from its insurance carriers, the number and identification of potential claimants and the possibility of reaching a resolution with the Entran II claimants. As a result of these uncertainties, additional liabilities may arise for amounts in excess of the current reserve. These additional liabilities cannot now be reasonably estimated and could be material to the Company’s consolidated financial position, results of operations and liquidity in future periods.

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

NOTE 9. BUSINESS SEGMENTS

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Sales:
North American Tire	$1,692.0	$1,698.1	$3,284.2	$3,350.6
European Union Tire	961.4	810.7	1,889.7	1,556.7
Eastern Europe, Africa and Middle East Tire	268.6	193.2	496.0	367.7
Latin American Tire	258.3	254.0	490.0	499.7
Asia Tire	149.1	134.7	289.8	256.3

Total Tires	3,329.4	3,090.7	6,449.7	6,031.0
Engineered Products	299.0	303.9	590.9	587.0
Chemical Products	303.6	233.0	603.1	435.5

Total Segment Sales	3,932.0	3,627.6	7,643.7	7,053.5
Inter-SBU Sales	(179.2)	(139.3)	(356.9)	(258.0)
Other	0.5	2.5	12.3	14.5

Net Sales	$3,753.3	$3,490.8	$7,299.1	$6,810.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Segment Operating Income (Loss):
North American Tire	$(10.2)	$34.5	$(76.7)	$(17.2)
European Union Tire	37.6	34.5	62.6	53.4
Eastern Europe, Africa and Middle East Tire	34.4	21.2	55.3	32.1
Latin American Tire	33.8	26.0	60.4	53.7
Asia Tire	12.7	12.2	25.9	20.2

Total Tires	108.3	128.4	127.5	142.2
Engineered Products	20.2	16.6	11.6	24.1
Chemical Products	20.6	17.5	52.0	39.9

Total Segment Operating Income	149.1	162.5	191.1	206.2
Rationalizations and asset sales	(29.8)	1.1	(89.1)	1.1
Interest expense	(82.4)	(59.6)	(140.8)	(120.6)
Foreign currency exchange	(18.1)	6.1	(19.0)	(7.7)
Minority interest in net income of subsidiaries	(13.3)	(15.5)	(23.5)	(28.9)
Inter-SBU income	(18.2)	(16.9)	(36.0)	(28.3)
Financing fees and financial instruments	(25.1)	(12.0)	(53.1)	(23.0)
Equity in earnings (losses) of corporate affiliates	(2.2)	(2.5)	(6.4)	(8.0)
General and product liability – discontinued products	9.1	(8.4)	(10.0)	(14.4)
Other	(8.1)	(6.3)	(17.7)	(4.9)

Income (Loss) before Income Taxes	$(39.0)	$48.5	$(204.5)	$(28.5)

Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Restated
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2003	June 30, 2003
Rationalizations:
North American Tire	$—	$48.5
European Union Tire	8.1	17.1
Eastern Europe, Africa and Middle East Tire	(0.1)	(0.1)
Latin American Tire	4.6	5.5
Asia Tire	—	—

Total Tires	12.6	71.0
Engineered Products	2.6	3.2
Chemical Products	—	—

Total Segments	15.2	74.2
Corporate	0.2	1.9

Total Rationalizations	$15.4	$76.1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Restated
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2003	June 30, 2003
Other (Income) and Expense:
North American Tire	$—	$—
European Union Tire	(1.1)	(2.5)
Eastern Europe, Africa and Middle East Tire	—	—
Latin American Tire	—	—
Asia Tire	(2.1)	(2.1)

Total Tires	(3.2)	(4.6)
Engineered Products	—	—
Chemical Products	—	—

Total Segments	(3.2)	(4.6)
Corporate	32.6	77.6

Total Other (Income) and Expense	$29.4	$73.0

Rationalizations and asset sales of $1.1 million (as restated) for both the three- and six-month periods ended June 30, 2002 includes a gain of $1.1 million (as restated) due to the sale of assets in the European Union Tire Segment.

NOTE 10. NON–CONSOLIDATED OPERATIONS – SOUTH PACIFIC TYRES

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Net sales	$158.4	$142.3	$300.5	$263.3
Operating income (loss)	0.8	(1.3)	(0.2)	(5.9)

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s financial statements for 2003 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q”). The restatement also affects the three- and six-month periods ended June 30, 2002. The adjustments increased the net loss by $12.6 million for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2002, the net loss was unchanged by the restatement adjustments. The adjustments reduced the net loss by $20.6 million for the quarter ended June 30, 2003 and decreased the net income by $4.2 million for the quarter ended June 30, 2002. The restated financial information has been prepared by management and reflects all adjustments known to management.

     Refer to Note 1A, “Restatement,” to the financial statements as restated for further information.

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

Net sales in the second quarter of 2003 were $3.75 billion (as restated), increasing 7.5% from $3.49 billion (as restated) in the 2002 second quarter. A net loss of $53.0 million or $0.30 per share (as restated) was recorded in the 2003 second quarter compared to net income of $24.7 million or $0.15 per share (as restated) in the 2002 period. The 2003 second quarter included an after-tax rationalization charge of $11.5 million or $0.06 per share (as restated).

     In the first six months of 2003, sales of $7.30 billion (as restated) increased 7.2% from $6.81 billion (as restated) in the 2002 period. A net loss of $249.5 million or $1.42 per share (as restated) was recorded in the 2003 first half compared to a net loss of $34.3 million or $0.21 per share (as restated) in the 2002 first half. The 2003 first half included an after-tax rationalization charge of $69.2 million or $0.39 per share (as restated).

     Revenues in the second quarter of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $178 million (as restated). Price and mix improvements also had a favorable impact on second quarter revenues while lower tire unit volume had a negative impact on the 2003 period.

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

     Revenues in the first half of 2003 increased from the 2002 period primarily due to the impact of currency translation of approximately $313 million (as restated). Price and mix improvements also had a favorable impact on the six months revenues while lower tire unit volume had a negative impact on the 2003 period.

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

     Cost of goods sold (CGS) increased in dollars and increased to 81.0% (as restated) of net sales in the second quarter of 2003, compared to 80.1% (as restated) in the 2002 period. CGS in the second quarter of 2003 was adversely impacted by approximately $123 million (as restated) from higher raw material costs and by approximately $134 million (as restated) due to currency translation.

     CGS increased in dollars, and increased to 82.2% (as restated) of net sales in the first six months of 2003, compared to 81.5% (as restated) in the 2002 period. CGS in the first half of 2003 was adversely impacted by approximately $187 million (as restated) from higher raw material costs and by approximately $243 million (as restated) due to currency translation. CGS was also adversely impacted by adjustments that were related to the Engineered Products Segment which were recorded in conjunction with the restatement. It was not possible to allocate the amount of the account reconciliation adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     Selling, administrative and general expense (SAG) in the second quarter of 2003 increased 7.0% (as restated) in dollars compared to the 2002 period but decreased from 15.9% (as restated) of net sales in 2002 to 15.8% (as restated) in 2003. SAG increased in the second quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $31 million and higher consulting expense. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $6 million (as restated) discussed below.

     SAG in the first half of 2003 increased 7.7% (as restated) in dollars compared to the 2002 period and increased from 15.9% (as restated) of net sales in 2002 to 16.0% (as restated) in 2003. SAG increased in the first half of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $64 million (as restated) and higher consulting expense. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $12 million (as restated) discussed below.

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

     Interest expense of $82.4 million (as restated) increased 38.3% in the 2003 second quarter compared to the 2002 period. For the first six months of 2003, interest expense increased 16.7% to $140.8 million (as restated) compared to the 2002 period. The increase in both periods is due primarily to higher average debt outstanding.

     Other (income) and expense was $29.4 million (as restated) net expense in the 2003 second quarter compared to $20.5 million (as restated) net expense in the 2002 period. Other (income) and expense in the second quarter of 2003 included a loss of $17.8 million (as restated) ($9.0 million after tax or $0.05 per share (as restated)) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in the European Union Tire Segment and a gain of $3.4 million (as restated) ($2.8 million after tax or $0.02 per share (as restated)) on the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment. Other (income) and expense in the 2002 quarter included a gain of $1.1 million (as restated) ($0.8 million after tax or $0.00 per share (as restated)) on the sale of assets in the European Union Tire Segment. Other (income) and expense also included fees related to financing and financial instruments of $25.1 million (as restated) and $12.0 million in the second quarters of 2003 and 2002, respectively.

     Other (income) and expense also includes General & product liability-discontinued products which includes charges for claims against Goodyear related to asbestos personal injury claims and for other products no longer manufactured by the Company. Goodyear reclassified such charges from SAG to Other (income) and expense during the second quarter of 2003, due to the non-operational nature of these claims. Charges for general and product liabilities related to ongoing operations continue to be recorded as SAG. Goodyear recorded charges for General & product liability-discontinued products totaling $92.7 million (as restated) for the second quarter of 2003 and $113.6 million (as restated) for the first six months of 2003. Also during the second quarter of 2003, Goodyear recorded a receivable of $101.8 million, primarily from its excess liability insurance carriers related to General & product liability-discontinued products. This receivable reflects, in part, coverage of General & product liability-discontinued products for which Goodyear incurred charges prior to the second quarter of 2003. For further information, refer to the notes to the financial statements as restated, No. 3, Other (Income) and Expense, and No. 8, Commitments and Contingent Liabilities.

     For the first half of 2003, Other (income) and expense was $73.0 million (as restated) net expense compared to $40.3 million (as restated) net expense in the 2002 period. Other (income) and expense in the 2003 first half included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of the SRI shares and a gain of $4.6 million (as restated) ($3.8 million after tax or $0.02 per share (as restated)) resulting from the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment. Other (income) and expense also included fees related to financing and financial instruments of $53.1 million (as restated) and $23.0 million in the first half of 2003 and 2002, respectively. The increase is due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities discussed below.

     Foreign currency exchange loss was $18.1 million (as restated) in the 2003 second quarter compared to a gain of $6.1 million in the 2002 quarter. Foreign currency exchange loss in the 2003 quarter included approximately $7 million resulting from currency movements on U.S. dollar denominated monetary items in Brazil. For the first half of 2003, foreign currency exchange loss was $19.0 million (as restated) compared to a loss of $7.7 million (as restated) in the 2002 period. Foreign currency exchange in the first six months of 2003 was adversely impacted by approximately $11 million due to currency movements on U.S. dollar denominated monetary items in Brazil.

     For the 2003 first half, Goodyear recorded tax expense of $45.0 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $181.0 million (as restated). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first and second quarters are favorable tax adjustments of $1.2 million (as restated) and $15.2 million (as restated), respectively. These favorable tax adjustments are primarily related to the settlement of prior years’ tax liabilities and reductions of the valuation allowances of certain Goodyear entities. For the first half of 2002, Goodyear recorded tax expense of $5.8 million (as restated) on income before taxes and minority interest in net income of subsidiaries of $0.4 million (as restated).

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

Goodyear recorded a net rationalization charge totaling $76.1 million (as restated) ($69.2 million after tax or $0.39 per share (as restated)) during the first and second quarters of 2003, which included reversals of $1.8 million (as restated) ($1.4 million after tax or $0.01 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $77.9 million (as restated) ($70.6 million after tax or $0.40 per share (as restated)). The second quarter net rationalization charge of $15.4 million (as restated) ($11.5 million after tax or $0.06 per share (as restated)) included new charges of $17.2 million (as restated) ($12.9 million after tax or $0.07 per share (as restated)) and reversals of $1.8 million (as restated) ($1.4 million after tax or $0.01 per share (as restated)). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $77.9 million (as restated) charge, $56.8 million (as restated) related to future cash outflows, primarily associate severance costs, and the remainder primarily represented non-cash pension curtailment charges. All of the $17.2 million (as restated) second quarter charge related to future cash outflows. Upon completion of these plans, the Company estimates that it will further reduce annual operating costs by approximately $90 million (approximately $50 million SAG and approximately $40 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately

$21 million in the first half of 2003, including approximately $12 million in the second quarter, as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $76.7 million (as restated) for the release of approximately 1,300 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. As of June 30, 2003, $44.3 million (as restated) was incurred in associate-related costs, including $20.0 million (as restated) in the second quarter. Rationalization costs, other than associate-related costs, totaled $1.2 million (as restated) and were primarily for outplacement services and moving expenses. During the first half of 2003, $1.1 million (as restated) of other than associate-related costs were incurred, including $0.8 million (as restated) in the second quarter. The remaining reserve for costs related to the completion of these actions was $32.4 million (as restated) at June 30, 2003.

2002 Program

Goodyear recorded a net rationalization charge of $10.4 million (as restated) ($12.1 million after tax or $0.07 per share (as restated)) in 2002, which included reversals of $16.1 million (as restated) ($12.7 million after tax or $0.07 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $26.5 million ($23.0 million after tax or $0.14 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States and administrative consolidations.

     The 2002 actions included associate-related costs of $19.5 million (as restated) for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. As of June 30, 2003, approximately 720 associates have been released. Approximately 450 associates have been released in the first six months of 2003, including approximately 270 associates in the second quarter. Goodyear incurred $13.2 million of associate-related costs in the first half of 2003, including $3.1 million during the second quarter of 2003. Rationalization costs, other than associate-related costs, totaled $7.0 million (as restated) and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $1.9 million of other than associate-related costs during the first half of 2003, including $0.4 million in the second quarter, primarily for ongoing noncancellable lease costs. The remaining reserve for costs related to the completion of these actions was $5.6 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively.

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

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. As of June 30, 2003, approximately 2,060 associates have been released. Approximately 70 associates were released in the first six months of 2003, including approximately 10 associates in the second quarter of 2003. Goodyear incurred $2.9 million of associate-related costs in the first half of 2003, including $1.1 million during the second quarter. Rationalization costs, other than associate-related costs, totaled $83.1 million (as restated), of which $41.6 million (as restated) related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $1.6 million of other than associate-related costs in the first half of 2003, including $0.9 million in the second quarter, primarily for ongoing noncancellable lease costs. During the second quarter of 2003, Goodyear reversed $1.7 million of reserves from the fourth quarter 2001 program, no longer needed for their originally intended purposes. Of the $1.7 million reversal, $0.1 million was primarily the result of lower than initially estimated associate-related payments and $1.6 million was primarily the result of lower than initially estimated lease cancellation fees in the European Union. The remaining reserve for costs related to the completion of these actions was $22.5 million (as restated) and $28.7 million at June 30, 2003 and December 31, 2002, respectively.

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

General and Product Liability and Other Litigation. Goodyear recorded liabilities totaling $356.7 million (as restated) at June 30, 2003, and $240.7 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $87.7 million (as restated) and $75.4 million were included in Other current liabilities at June 30, 2003 and December 31, 2002, respectively. This increase in the recorded liability is primarily attributable to an increase in the number of asbestos-related claims pending against the Company in the current period and the associated increase in Goodyear’s estimate of litigation defense and settlement costs of such claims and a reserve in liabilities relating to Goodyear’s Entran II hose. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, no liability has been recorded for such items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product liability related insurance recoveries, Goodyear recorded assets at June 30, 2003, and December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers. At June 30, 2003, Goodyear also recorded an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

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

     Prior to the second quarter of 2003, Goodyear did not record any assets for expected recoveries from excess carriers in respect of certain general and product liability matters. Goodyear has asserted claims against certain of these excess carriers for indemnity and defense of general and product claims against Goodyear. After consultation with its outside legal counselors and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear recorded a receivable in Accounts and Notes Receivable on its Consolidated Balance Sheet at June 30, 2003. The receivable recorded in the second quarter of 2003 represents an estimate of recovery relating to potential general and product liabilities for which Goodyear incurred charges prior to, as well as during, the second quarter. As Goodyear establishes reserves for liabilities in respect of general and product claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at June 30, 2003, approximately 110,600 claimants (approximately 100,600 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 22,600 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2003	2002	2001
Pending claims, beginning of period	100,600	64,500	58,500
New claims filed	17,700	39,800	17,100
Claims settled/dismissed	(7,700)	(3,700)	(11,100)

Pending claims, end of period	110,600	100,600	64,500

Payments (1)	$11.2	$18.8	$14.4

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

     Based on developments in Entran II litigation during the second quarter of 2003, Goodyear recorded a charge in Other (income) and expense for anticipated liabilities as part of General & product liability-discontinued products related to pending Entran II claims. The ultimate cost of disposing of Entran II claims is dependent upon a number of uncertainties, including any future judgments by courts in Entran II actions, the Company’s ability to recover from its insurance carriers, the number and identification of potential claimants and the possibility of reaching a resolution with the Entran II claimants. As a result of these uncertainties, additional liabilities may arise for amounts in excess of the current reserve. These additional liabilities cannot now be reasonably estimated and could be material to the Company’s consolidated financial position, results of operations and liquidity in future periods.

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

Workers’ Compensation. At June 30, 2003, Goodyear had recorded liabilities, on a discounted basis, totaling $161.9 million (as restated) ($152.4 million at December 31, 2002) for anticipated costs related to workers’ compensation. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

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

     Total segment operating income was $149.1 million (as restated) in the second quarter of 2003, decreasing 8.2% from $162.5 million (as restated) in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2003 was 3.8% (as restated), compared to 4.5% (as restated) in the 2002 period.

     In the six months of 2003, total segment operating income was $191.1 million (as restated), decreasing 7.3% from $206.2 million (as restated) in the 2002 period. Total segment operating margin in the six months of 2003 was 2.5% (as restated), compared to 2.9% (as restated) in the 2002 period.

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

North American Tire

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Tire Units	25.3	26.4	50.1	52.6
Sales	$1,692.0	$1,698.1	$3,284.2	$3,350.6
Segment Operating Income (Loss)	(10.2)	34.5	(76.7)	(17.2)
Segment Operating Margin	(0.6)%	2.0%	(2.3)%	(0.5)%

North American Tire segment unit sales in the 2003 second quarter decreased 1.1 million units or 4.1% from the 2002 period. Replacement unit volume decreased 2.4% and OE unit volume decreased 7.2%.

     Unit sales in the six months decreased 2.5 million units or 4.7% from the 2002 period. Replacement unit volume decreased 4.5% and OE unit volume decreased 5.0%.

     Revenues in 2003 decreased 0.4% (as restated) in the second quarter from the 2002 period due primarily to reduced volume in the consumer OE markets partially offset by increases in commercial and retail markets. OE sales in the 2002 period were favorably impacted by an increase in auto production.

     For the six months of 2003, revenues decreased 2.0% (as restated) from the 2002 period due to reduced volume in the consumer replacement and OE markets. Increases in commercial and retail markets favorably impacted 2003 revenue. OE sales in the 2002 period were favorably impacted by an increase in auto production.

     During the first half of 2002, Goodyear supplied approximately 500,000 tire units for the Ford Motor Company tire replacement program with a segment operating income benefit of approximately $10 million for that period. Ford ended the replacement program on March 31, 2002. Segment operating income (as restated) in the first six months of 2002 also included a charge of approximately $10 million related to the return of tires previously sold by Goodyear to Penske Automotive Centers. On April 6, 2002, Penske Automotive Centers announced plans to close its 563 stores in the United States.

     North American Tire segment operating income (as restated) in the second quarter of 2003 decreased substantially from the 2002 quarter. Higher raw material costs of approximately $55 million (as restated) and unfavorable product mix of approximately $24 million (as restated) negatively impacted second quarter 2003 segment operating income. 2003 second quarter segment operating income (as restated) was positively impacted by savings from restructuring activities of approximately $16 million, approximately $9 million (as restated) due to the change in the salaried associates’ vacation policy discussed above, lower freight costs of approximately $8 million and lower research and development expenditures of approximately $7 million. Improvements in retail operations and cost savings initiatives also benefited segment operating income (as restated).

     North American Tire segment operating income (as restated) in the first half of 2003 decreased considerably from the 2002 period. Higher raw material costs of approximately $77 million (as restated) and increased conversion costs of approximately $33 million (as restated) unfavorably impacted 2003 segment operating income. Higher SAG costs of approximately $33 million (as restated), due primarily to increased wages and benefits partially offset by reduced information technology expenses, unfavorably impacted segment operating income (as restated) in the first six months of 2003 as compared to 2002. 2003 segment operating income (as restated) was positively impacted by savings from restructuring activities of approximately $34 million and approximately $18 million due to the change in the salaried associates’ vacation policy discussed above. Reduced research and development costs of approximately $15 million, lower freight costs of approximately $10 million, improvements in retail operations and cost savings initiatives also benefited segment operating income (as restated).

     Segment operating income (as restated) in 2003 did not include first quarter rationalization charges totaling $48.5 million (as restated).

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

European Union Tire

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Tire Units	14.9	14.8	30.7	29.9
Sales	$961.4	$810.7	$1,889.7	$1,556.7
Segment Operating Income	37.6	34.5	62.6	53.4
Segment Operating Margin	3.9%	4.3%	3.3%	3.4%

European Union Tire segment unit sales in the 2003 second quarter increased 0.1 million units or 1.1% from the 2002 period. Replacement unit sales increased 5.1% while OE unit volume decreased 6.3%.

     Unit sales in the six months increased 0.8 million units or 3.0% from the 2002 period. Replacement unit volume increased 8.4% while OE unit volume decreased 7.0%.

     Revenues in 2003 increased 18.6% (as restated) in the second quarter and 21.4% (as restated) in the first six months from the 2002 periods due primarily to the favorable effect of currency translation of approximately $152 million (as restated) and $320 million (as restated), respectively. Higher volume positively affected revenues in the 2003 periods while negative product mix and pricing had a unfavorable impact on the 2003 periods.

     European Union Tire segment operating income (as restated) increased 9.0% in the 2003 second quarter compared to 2002 due to savings from restructuring of approximately $14 million, lower conversion costs of approximately $10 million (as restated) and the positive effect of currency translation. Higher raw material costs of approximately $19 million and higher marketing costs negatively affected second quarter 2003 segment operating income (as restated) compared to 2002.

     For the six months of 2003, segment operating income (as restated) increased 17.2% compared to 2002 due to savings from restructuring of approximately $31 million, lower conversion costs of approximately $19 million (as restated) and the positive effect of currency translation of approximately $15 million (as restated). Higher raw material costs of approximately $29 million (as restated), increased SAG costs of approximately $16 million (as restated) and lower pricing and product mix, due primarily to retail operations, of approximately $13 million negatively affected segment operating income (as restated) in the first six months of 2003 compared to 2002.

     Segment operating income (as restated) in the six months of 2003 did not include net rationalization charges totaling $17.1 million (as restated) and a gain on asset sales of $2.5 million, including $8.1 million (as restated) rationalization charges and $1.1 million gain on asset sales in the second quarter. Segment operating income (as restated) in the second quarter and six months of 2002 did not include a $1.1 million gain (as restated) on asset sales.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Tire Units	4.7	3.7	8.7	7.5
Sales	$268.6	$193.2	$496.0	$367.7
Segment Operating Income	34.4	21.2	55.3	32.1
Segment Operating Margin	12.8%	11.0%	11.1%	8.7%

Eastern Europe Tire segment unit sales in the 2003 second quarter increased 1.0 million units or 25.7% from the 2002 period. Replacement unit sales increased 23.6% and OE unit volume increased 34.9%.

     Unit sales in the six months of 2003 increased 1.2 million units or 16.0% from the 2002 period. Replacement unit volume increased 17.3% and OE unit volume increased 10.9%.

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

     For the six months of 2003, revenues increased 34.9% compared to 2002 primarily due to the positive impact of currency translation, higher volume and price increases. Revenue was favorably affected by currency translation of approximately $71 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period.

     Segment operating income (as restated) in the 2003 second quarter increased 62.3% from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $12 million related to higher volume, approximately $8 million (as restated) due to improved pricing and approximately $4 million (as restated) due to lower conversion costs. Higher raw material prices of approximately $6 million and higher SAG costs of approximately $4 million adversely impacted 2003 segment operating income.

     Segment operating income (as restated) in the first six months of 2003 increased 72.3% from the 2002 period. Segment operating income for the 2003 period was favorably impacted by approximately $16 million related to higher volume, approximately $12 million (as restated) due to improved pricing and approximately $12 million due to lower conversion costs. Higher raw material prices of approximately $10 million and higher SAG costs of approximately $8 million adversely impacted 2003 segment operating income for the six months.

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

Latin American Tire

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Tire Units	4.4	5.2	9.1	10.1
Sales	$258.3	$254.0	$490.0	$499.7
Segment Operating Income	33.8	26.0	60.4	53.7
Segment Operating Margin	13.1%	10.2%	12.3%	10.7%

Latin American Tire segment unit sales in the 2003 second quarter were down 0.8 million units or 14.6% from the 2002 period. Replacement unit sales decreased 5.2% due to weaker consumer demand, partially offset by stronger commercial sales. OE unit volume decreased 34.2% due to planned changes and reduced production by vehicle manufacturers in the region.

     Unit sales in the six months decreased 1.0 million units or 10.3% from the 2002 period. Replacement unit volume decreased 3.4% and OE unit volume decreased 25.9%.

     Revenues in the 2003 second quarter increased 1.7% from the 2002 period due primarily to improvements in pricing and mix offsetting unfavorable currency translation of approximately $24 million (as restated) in the second quarter compared to 2002.

     For the six months, revenues decreased 1.9% compared to 2002 primarily due to the negative impact of currency translation of approximately $100 million (as restated) and lower volume. Revenue was partially compensated for by price and mix compared to the 2002 period.

     Segment operating income (as restated) in the 2003 quarter increased 30.0% from the 2002 period. Segment operating income was favorably impacted by approximately $37 million related to pricing and mix. Price adjustments were made to partially offset the adverse impact of currency movements. Increased raw material costs of approximately $20 million, higher conversion costs of approximately $3 million (as restated) and currency translation of approximately $2 million also negatively impacted segment operating income compared to the 2002 period.

     Segment operating income (as restated) in the first six months of 2003 increased 12.5% from the 2002 period due primarily to mix and pricing of approximately $73 million offsetting the adverse impact of currency translation of approximately $29 million. Negatively impacting segment operating income for 2003 were higher raw material prices of approximately $25 million, increased conversion costs of approximately $8 million (as restated) and increased SAG of approximately $3 million.

     Segment operating income (as restated) in the six months of 2003 did not include rationalization charges totaling $5.5 million, including $4.6 million in the second quarter.

     Revenues and segment operating income in the Latin American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, continued volatile economic conditions, future adverse economic conditions in the region and currency translation.

Asia Tire

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Tire Units	3.5	3.2	6.8	6.2
Sales	$149.1	$134.7	$289.8	$256.3
Segment Operating Income	12.7	12.2	25.9	20.2
Segment Operating Margin	8.5%	9.1%	8.9%	7.9%

Asia Tire segment unit sales in the 2003 second quarter increased 0.3 million units or 7.9% from the 2002 period. Replacement unit sales increased 1.0% and OE unit volume increased 25.8%.

     Segment unit sales in the first six months of 2003 increased 0.6 million units or 8.4% from the 2002 period. Replacement unit sales were flat while OE unit volume increased 30.4%.

     Revenues in 2003 increased 10.7% (as restated) in the second quarter from the 2002 period due primarily to higher consumer OE volume and increased prices in the replacement and OE markets. Currency translation of approximately $3 million also favorably impacted revenues in the 2003 second quarter.

     For the six months, revenues increased 13.1% (as restated) compared to the 2002 period primarily due to higher volume and higher selling prices. Currency translation of approximately $6 million also favorably impacted revenues in the 2003 six months.

     Segment operating income (as restated) in the second quarter of 2003 increased 4.1% compared to the 2002 period due to improved pricing and product mix of approximately $5 million, the favorable impact of currency translation of approximately $1 million and higher volume of approximately $2 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $8 million.

     For the first half of 2003, segment operating income (as restated) increased 28.2% compared to the 2002 period due to improved pricing and product mix of approximately $11 million, higher volume of approximately $4 million and the favorable impact of currency translation of approximately $3 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $14 million.

     Segment operating income in 2003 did not include the second quarter gain on the sale of land of $2.1 million.

     Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy costs and currency translation.

     Sales and segment operating income of the Asia Tire Segment reflect the results of Goodyear’s majority-owned tire business in the region. In addition, Goodyear owns a 50% interest in South Pacific Tyres (SPT), the largest tire manufacturer, marketer and exporter in Australia and New Zealand. Results of operations of SPT are not reported in segment results, but are reflected in Goodyear’s Consolidated Statement of Income using the equity method.

     The following presents 100% of the sales and operating income (loss) of SPT:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Net sales	$158.4	$142.3	$300.5	$263.3
Operating income (loss)	0.8	(1.3)	(0.2)	(5.9)

SPT debt totaled $154.5 million at June 30, 2003, of which $37.0 million is payable to Goodyear. At December 31, 2002, SPT debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Sales	$299.0	$303.9	$590.9	$587.0
Segment Operating Income	20.2	16.6	11.6	24.1
Segment Operating Margin	6.8%	5.5%	2.0%	4.1%

Engineered Products revenues decreased 1.6% in the second quarter of 2003 from 2002 due largely to lower sales of OE, replacement and military products, while sales of industrial products increased. Revenues were favorably impacted by currency translation of approximately $8 million (as restated).

     Revenues increased 0.7% in the first six months of 2003 from 2002 due largely to strong sales of replacement and industrial products, while sales of OE, heavy duty and military products declined. Revenues were favorably impacted by currency translation of approximately $7 million (as restated).

     Segment operating income (as restated) increased 21.7% in the second quarter of 2003 compared to the 2002 period due to lower conversion costs of approximately $6 million, the favorable impact of currency translation of approximately $1 million (as restated) and raw material substitutions resulting in lower raw material costs of approximately $1 million. Lower research and development expenditures and other cost improvements also benefited 2003 segment operating income. 2003 segment operating income was negatively impacted by lower volume of approximately $8 million and the unfavorable impact of pricing and product mix.

     For the six month period, segment operating income (as restated) decreased 51.9% in 2003 compared to the 2002 period due primarily to adjustments recorded in conjunction with the restatement. It was not possible to allocate the amount of the account reconciliation adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. 2003 segment operating income (as restated) was also negatively impacted by lower volume of approximately $4 million and increased SAG costs. Segment operating income (as restated) in 2003 was favorably impacted by lower conversion costs of approximately $2 million, foreign currency translation of approximately $2 million and raw material substitutions resulting in lower raw material costs of approximately $1 million.

     Segment operating income (as restated) in the six months of 2003 did not include rationalization charges totaling $3.2 million, including $2.6 million in the second quarter.

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

Chemical Products

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Sales	$303.6	$233.0	$603.1	$435.5
Segment Operating Income	20.6	17.5	52.0	39.9
Segment Operating Margin	6.8%	7.5%	8.6%	9.2%

Chemical Products revenues increased 30.3% (as restated) in the 2003 second quarter and 38.5% (as restated) in the six month period compared to the 2002 periods. Approximately 63% of the total pounds of synthetic materials sold by the Chemical Products segment in 2003 were to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in both 2003 periods increased primarily due to higher net selling prices resulting from the pass through of higher raw material and energy costs. The relatively strong Euro also contributed favorably to 2003 revenue.

     Segment operating income (as restated) in the 2003 second quarter increased 17.7% from the 2002 period. Higher net selling prices of approximately $37 million and favorable currency translation of approximately $5 million were partially offset by higher raw material costs of approximately $37 million. The natural rubber operations contributed approximately $1 million of the improvement through pricing and volume.

     For the first six months of 2003, segment operating income (as restated) increased 30.3% from the 2002 period. Higher net selling prices of approximately $95 million and favorable currency translation of approximately $10 million favorably impacted segment operating income in 2003. Partially offsetting these improvements were higher raw material costs of approximately $81 million and higher conversion costs of approximately $17 million. The natural rubber operations contributed approximately $5 million (as restated) of the improvement through pricing and volume.

     Certain items identified as a result of a stand-alone audit of a portion of the Chemical Products business segment were previously recorded in 2002. In connection with the restatement, such amounts, all of which related to years prior to 2003, were reflected in the appropriate periods. The most significant adjustments relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $867.3 million (as restated) during the first six months of 2003, as reported on the Company’s Consolidated Statement of Cash Flows(as restated). Working capital increased from June 30, 2002 to June 30, 2003, due primarily to increased cash and cash equivalents, accounts receivable and inventory. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program effective April 1, 2003. For further information, refer to the note to the financial statements (as restated), No. 5, Accounts Receivable.

INVESTING ACTIVITIES

Net cash used in investing activities was $42.3 million (as restated) during the first six months of 2003. Capital expenditures were $183.4 million (as restated), and were primarily for plant modernizations and new tire molds. The amount of capital expenditures are restricted under the Company’s restructured credit facilities as discussed below.

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2003	2002	2003	2002
Capital Expenditures	$86.4	$97.1	$183.4	$172.7
Depreciation and Amortization	154.5	156.0	302.7	303.0

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $1.11 billion (as restated) during the first six months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	June 30, 2003	December 31, 2002	June 30, 2002
Consolidated Debt	$5,025.1	$3,643.0	$3,665.8
Debt to Debt and Equity	96.0%	93.4%	58.5%

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

$750 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured $750 million revolving credit facility is with domestic and international banks and financial institutions and provides for borrowing up to the $750 million commitment at any time until April 30, 2005. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2003, there were borrowings of $295.0 million and $381.5 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. revolving credit facility.

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

     At June 30, 2003, the net proceeds for all sales of receivables by Goodyear were $296.8 million. Net cash outflows of $647.2 million were recorded in the first six months of 2003 for transfers of accounts receivable under these and other programs. For further information, refer to the note to the financial statements (as restated) No. 5, Accounts Receivable.

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

	Restated
(In millions)	Payment Due by Period as of June 30, 2003
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$4,958.4	$167.3	$1,989.5	$1,319.0	$572.9	$101.6	$808.1
Capital Lease Obligations (2)	106.6	9.5	9.4	8.0	7.4	7.3	65.0
Operating Leases (3)	1,466.9	279.1	232.6	187.2	166.3	104.0	497.7
Binding Commitments (4)	328.2	287.8	19.6	10.3	2.9	1.2	6.4

Total Contractual Cash Obligations	$6,860.1	$743.7	$2,251.1	$1,524.5	$749.5	$214.1	$1,377.2

	Amount of Commitment Expiration per Period
Other Off-Balance-Sheet Financial Guarantees Written and Other Commitments (5)	$73.8	$52.6	$2.7	$0.5	$0.1	$4.9	$13.0

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $66.7 million (as restated).

(3)	Operating leases do not include minimum sublease rentals of $41.2 million, $32.8 million, $23.6 million, $16.1 million, $10.5 million and $14.5 million in each of the periods above, respectively, for a total of $138.7 million. Net operating lease payments total $1,328.2 million (as restated). The present value of operating leases is $786.5 million (as restated). The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets, which are in some instances leased from SPEs owned and controlled by independent, unaffiliated lessors that are owned or financed by financial institutions. At June 30, 2003, the Company was a party to lease agreements with two unrelated SPEs. The agreements are related to certain North American distribution facilities and certain corporate aircraft. Minimum operating lease payments in the above table include approximately $30 million in 2006 related to the distribution facilities. No director, officer or employee of Goodyear or any of its subsidiaries or other affiliate holds any direct or indirect interest in such entities. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at June 30, 2003, approximately $45.6 million related to an option held by one of Goodyear’s minority partners in Sava Tires to require Goodyear to purchase the partner’s 20% equity interest in Sava Tires. The minority partner may exercise its option during various periods beginning in 2003 and extending through 2005.

     In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. SRI’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire SRI’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

•	Goodyear expects to make contributions to its domestic pension plans of approximately $375 million to $425 million in 2004 in order to satisfy statutory minimum funding requirements.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear actively manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. As a result of credit ratings’ actions and other related events, the Company’s access to these instruments may be limited. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At June 30, 2003, the interest rates on 46% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 70% at December 31, 2002. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings' actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at June 30:

(Dollars in millions)
Interest Rate Swap Contracts	2003	2002
Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.10	1.90
Average years to maturity	0.75	1.80
Fair value — liability	$(9.6)	$(11.4)
Pro forma fair value — liability	(9.8)	(12.3)
Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	2.91%	3.80%
Receive fixed rate	6.63	6.60
Average years to maturity	3.46	4.50
Fair value — asset	$18.8	$5.0
Pro forma fair value — asset	19.5	6.9

The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2003	2002	2003	2002
Fixed Rate Contracts:
Notional principal	$325.0	$325.0	$325.0	$325.0
Pay fixed rate	5.00%	5.07%	5.00%	5.12%
Receive variable LIBOR	1.34	2.07	1.38	2.03
Floating Rate Contracts:
Notional principal	$200.0	$250.0	$213.0	$171.0
Pay variable LIBOR	3.11%	3.69%	3.15%	3.71%
Receive fixed rate	6.63	6.63	6.63	6.63

The following table presents fixed rate debt information at June 30:

(In millions)
Fixed Rate Debt	2003	2002
Fair value — liability	$1,862.0	$2,292.0
Carrying amount — liability	2,168.5	2,423.8
Pro forma fair value — liability	1,923.0	2,382.0

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

     The following table presents foreign currency contract information at June 30:

(In millions)	Restated
Foreign Exchange Contracts	2003	2002
Fair value — asset	$62.7	$41.0
Pro forma change in fair value	(28.9)	27.4
Contract maturities	7/03-12/18	7/02-3/06
Fair value — asset (liability):
Swiss franc swap-current	$(1.8)	$(2.5)
Swiss franc swap-long term	34.3	22.1
Euro swaps-current	0.4	(1.9)
Euro swaps-long term	21.3	11.9
Other-current asset	11.8	11.4
Other-current liability	(3.3)	—

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our external auditors and take other actions in time to meet the March 1, 2005 deadline for complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. We cannot assure that we will be able to achieve future profitability. Our future profitability is dependent upon our ability to successfully implement our turnaround strategy for our North American Tire segment and our previously announced rationalization actions;

•	we face significant global competition, including increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and underfunding levels. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long term ability to meet current obligations and to repay maturing indebtedness, including long term debt maturing in 2005 and 2006 of approximately $1.21 billion and $1.96 billion at June 30, 2004, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if we fail to manage healthcare costs successfully, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

     It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. This Form 10-Q/A contains restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended June 30, 2003.

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

     On December 10, 2003, the Company announced that it was delaying the filing of its 2002 Form 10-K/A containing restated financial statements in order to permit the Audit Committee to conduct an internal investigation into potential improper accounting issues in its European Union Tire business segment. The investigation subsequently expanded to other locations of the Company’s overseas operations. The investigation identified accounting irregularities primarily related to earnings management whereby accrual accounts were adjusted or expenses were improperly deferred in order to increase the segments’ operating income.

     Prior to filing its 2003 Annual Report on Form 10-K on May 19, 2004, the Company identified other matters requiring adjustment. Some of these adjustments resulted from an improper understatement of workers’ compensation liability and improper accounting related to the valuation of real estate received in payment of trade accounts receivable. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement was necessary.

     In May 2004, following the conclusion of these internal investigations conducted by the Company’s Audit Committee, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified as an additional material weakness certain intentional overrides that the Company had discovered of internal controls by middle managerial personnel, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts. PwC also identified a number of other internal control weaknesses and made additional business and controls recommendations.

     In April 2003, the Company began to implement various measures to strengthen its account reconciliation control processes. The Company established a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a monthly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis. At the corporate level, each employee responsible for an account is required to certify, on a quarterly basis, that such account has been accurately reconciled. The Company’s Internal Audit Department has commenced targeted reviews of selected account reconciliations. In response to the overseas accounting investigation, senior finance personnel visited various overseas locations in preparation for the filing of the Company’s 2003 Form 10-K and reviewed and confirmed the accuracy of selected account reconciliations, analyzed reported results, reviewed items identified by prior audits to ensure corrective actions were in place and reviewed the certification process with local management.

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

     The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of the internal control weaknesses identified and the business and controls recommendations made by PwC, and will implement further actions as necessary in its continuing efforts to strengthen the control process. PwC has not completed its assessment of the effectiveness of the Company’s actions.

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

Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

Changes in Internal Control over Financial Reporting.

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the second quarter of 2003 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: August 3, 2004	By	/s/ Thomas A. Connell
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

(b) Code of Regulations of Goodyear, adopted November 22, 1955, as amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on July 30, 2003, File No. 1-1927).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A. as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786).

(b) Conformed copy of Amended and Restated Rights Agreement April 15, 2002, between Goodyear and EquiServe Trust Company, N.A., as successor Rights Agent, amending and restating the Rights Agreement, dated as of June 4, 1996, between Goodyear and First Chicago Trust Company of New York, Rights Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).

(c) Conformed copy of $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

E-1

EXHIBIT		EXHIBIT
Table Item No.	Description of Exhibit	Number
4	(d) Conformed copy of $645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(e) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(f) Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

(g) Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003 filed on April 30, 2003, File No. 1-1927).

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

E-2

EXHIBIT		EXHIBIT
Table Item No.	Description of Exhibit	Number
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

12	STATEMENT RE COMPUTATION OF RATIOS

	Statement setting forth the computation of Ratio of Earnings to Fixed Charges.	12

31	302 CERTIFICATIONS

	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 CERTIFICATIONS

	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

E-3