Form 10-Q/A
period 2003-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-08-03
CIK 42582

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

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Form 10-Q/A”) includes unaudited restated consolidated financial statements as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002, and an audited restated consolidated balance sheet as of December 31, 2002. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statements of operations, cash flows, comprehensive income and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affected periods prior to 2001. Note 2 to the financial statements included in the 2003 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2001, to reflect the impact of the restatement on periods prior to 2001. For information on the impact of the restatement on the years 2000 and 1999, reference is made to “Item 6. Selected Financial Data” in the Company’s 2003 Form 10-K. In addition, the restatement impacts the first three quarters of 2003. The restated amounts for the first and second quarters of 2003 and the comparable interim periods in 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003.

     Refer to Note 1A, “Restatement,” for further information on the restatement impact for the third quarter and nine months ended September 30, 2003 and 2002.

     For further discussion, see “Item 8. Financial Statements – Note 2. Restatement” in the Company’s 2003 Form 10-K, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments on net loss and the cumulative impact of the adjustments on the Consolidated Statement of Operations and Consolidated Balance Sheet for each annual period on a restated basis.

     This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the original Form 10-Q as well as the information set forth under “Forward-Looking Information – Safe Harbor Statement,” and no other information included in the original Form 10-Q is amended hereby.

     All referenced amounts in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to November 19, 2003, the date of filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. For a discussion of these subsequent events and developments as well as revisions to prior estimates please refer to the Company’s 2003 Form 10-K filed on May 19, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

(In millions, except per share)

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
NET SALES	$3,906.1	$3,538.5	$11,205.2	$10,348.5
Cost of Goods Sold	3,194.4	2,872.1	9,196.0	8,423.5
Selling, Administrative and General Expense	586.0	549.6	1,751.3	1,631.5
Rationalizations (Note 2)	54.3	12.0	130.4	12.0
Interest Expense	78.9	61.9	219.7	182.5
Other (Income) and Expense (Note 3)	89.7	6.5	162.7	46.8
Foreign Currency Exchange	10.8	(26.0)	29.8	(18.3)
Equity in (Earnings) Losses of Affiliates	0.2	2.9	4.5	10.6
Minority Interest in Net Income (Loss) of Subsidiaries	8.8	11.4	32.3	40.3

Income (Loss) before Income Taxes	(117.0)	48.1	(321.5)	19.6
United States and Foreign Taxes on Income (Loss)	1.2	19.9	46.2	25.7

NET INCOME (LOSS)	$(118.2)	$28.2	(367.7)	(6.1)

Retained Earnings at Beginning of Period			1,782.5	3,089.3
CASH DIVIDENDS			—	(58.9)

Retained Earnings at End of Period			$1,414.8	$3,024.3

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$(0.67)	$0.17	$(2.10)	$(0.04)

Average Shares Outstanding (Note 4)	175.3	166.5	175.3	164.5
NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$(0.67)	$0.17	$(2.10)	$(0.04)

Average Shares Outstanding (Note 4)	175.3	166.5	175.3	164.5
CASH DIVIDENDS PER SHARE	$—	$0.12	$—	$0.36

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions)

	Restated
	September 30,	December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$1,028.1	$918.1
Restricted cash (Note 1)	5.9	—
Short term securities	—	24.3
Accounts and notes receivable, less allowance – $118.8 ($102.1 in 2002) (Note 6)	2,858.2	1,438.1
Inventories:
Raw materials	463.0	459.2
Work in process	107.9	97.4
Finished products	1,926.1	1,789.6

	2,497.0	2,346.2
Prepaid expenses and other current assets	256.0	453.7

Total Current Assets	6,645.2	5,180.4
Long Term Accounts and Notes Receivable	288.5	242.8
Investments in and Advances to Affiliates	170.4	139.2
Other Assets	75.8	253.0
Goodwill	604.3	602.6
Other Intangible Assets	168.9	161.4
Prepaid and Deferred Pension Costs	916.8	911.2
Deferred Charges	468.1	391.9
Properties and Plants, less accumulated depreciation – $7,095.2 ($6,572.5 in 2002)	5,237.9	5,156.2

Total Assets	$14,575.9	$13,038.7

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,572.4	$1,515.4
Compensation and benefits	964.9	913.6
Other current liabilities	499.4	512.3
United States and foreign taxes	466.3	358.2
Notes payable (Note 8)	112.2	283.4
Long term debt due within one year (Note 8)	52.0	369.8

Total Current Liabilities	3,667.2	3,952.7
Long Term Debt and Capital Leases (Note 8)	4,779.6	2,989.8
Compensation and Benefits	4,648.8	4,497.3
Other Long Term Liabilities	606.9	615.7
Minority Equity in Subsidiaries	777.4	727.8

Total Liabilities	14,479.9	12,783.3
Commitments and Contingent Liabilities (Note 9)
Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares - 175.3 (175.3 in 2002) after deducting 20.4 treasury shares (20.4 in 2002)	175.3	175.3
Capital Surplus	1,390.2	1,390.1
Retained Earnings	1,414.8	1,782.5
Accumulated Other Comprehensive Income (Loss)	(2,884.3)	(3,092.5)

Total Shareholders’ Equity	96.0	255.4

Total Liabilities and Shareholders’ Equity	$14,575.9	$13,038.7

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2002	$175.3	$1,390.1	$1,782.5	$(3,092.5)	$255.4
Comprehensive income (loss) for 2003:
Net loss			(367.7)
Foreign currency translation				229.8
Minimum pension liability				(47.4)
Unrealized investment gain				11.4
Deferred derivative gain				14.4
Total comprehensive loss					(159.5)
Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at September 30, 2003 as restated	$175.3	$1,390.2	$1,414.8	$(2,884.3)	$96.0

	Restated
Accumulated Other Comprehensive (Income) Loss	September 30, 2003	December 31, 2002
Foreign currency translation adjustment	$(1,161.1)	$(1,390.9)
Minimum pension liability adjustment	(1,720.9)	(1,673.5)
Unrealized investment gain (loss)	2.1	(9.3)
Deferred derivative loss	(4.4)	(18.8)

Total	$(2,884.3)	$(3,092.5)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net Income (Loss)	$(118.2)	$28.2	$(367.7)	$(6.1)
Other Comprehensive income (loss):
Foreign currency translation	28.0	(104.9)	229.8	(61.5)
Minimum pension liability	(26.3)	—	(47.4)	(3.4)
Deferred derivative gain (loss)	5.7	(12.1)	27.4	29.2
Tax on deferred derivative gain (loss)	—	4.6	—	(11.1)
Reclassification adjustment for amounts recognized in income	(2.9)	3.7	(11.0)	(37.8)
Tax on derivative reclassification adjustment	—	(1.4)	(2.0)	14.4
Unrealized investment gain	1.8	6.6	11.4	10.5

Comprehensive Income (Loss)	$(111.9)	$(75.3)	$(159.5)	$(65.8)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In millions)

	Restated
	Nine Months Ended
	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(367.7)	$(6.1)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	460.9	452.5
Rationalizations (Note 2)	33.3	1.1
Asset sales (Note 3)	10.7	(11.5)
Net cash flows from sale of accounts receivable (Note 6)	(794.7)	26.1
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(502.4)	(285.6)
Inventories	(51.5)	(6.8)
Accounts payable – trade	(39.8)	31.7
Prepaid expenses and other current assets	175.4	24.3
Other current liabilities	31.6	23.2
Other long term liabilities	101.5	(85.7)
Other assets and liabilities	92.9	(44.0)

Total adjustments	(482.1)	125.3

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(849.8)	119.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(269.2)	(293.8)
Short term securities acquired	—	(60.9)
Short term securities redeemed	26.1	—
Asset dispositions (Note 7)	87.5	25.7
Asset acquisitions (Note 7)	(71.2)	(54.8)
Other transactions	82.7	(20.8)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(144.1)	(404.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt incurred	318.3	84.4
Short term debt paid	(488.4)	(56.6)
Long term debt incurred	2,912.6	10.9
Long term debt paid	(1,575.3)	(87.0)
Common stock issued	0.1	18.8
Dividends paid to Sumitomo	(15.7)	(6.2)
Dividends paid to Goodyear shareholders	—	(58.9)
Debt issuance costs	(104.1)	—
Increase in restricted cash (Note 1)	(5.9)	—
Other transactions	27.9	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	1,069.5	(94.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34.4	(27.0)

Net Change in Cash and Cash Equivalents	110.0	(407.0)
Cash and Cash Equivalents at Beginning of the Period	918.1	953.6

Cash and Cash Equivalents at End of the Period	$1,028.1	$546.6

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

Restricted Cash

The Company will from time to time maintain balances on deposit at various financial institutions primarily as collateral for borrowings incurred by various subsidiaries. The availability of these balances is restricted to the extent of the borrowings. At September 30, 2003, cash balances totaling approximately $5.9 million were subject to such restrictions.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share)	2003	2002	2003	2002
Net income (loss) as reported	$(118.2)	$28.2	$(367.7)	$(6.1)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.5	(1.9)	0.5	(5.4)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(7.2)	(6.7)	(20.6)	(20.4)

Net income (loss) as adjusted	$(124.9)	$19.6	$(387.8)	$(31.9)

Net income (loss) per share:
Basic – as reported	$(0.67)	$0.17	$(2.10)	$(0.04)
– as adjusted	(0.71)	0.12	(2.21)	(0.19)
Diluted – as reported	$(0.67)	$0.17	$(2.10)	$(0.04)
– as adjusted	(0.71)	0.12	(2.21)	(0.19)

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

     The Company is a party to lease agreements with two unrelated special purpose entities (SPEs) that are VIEs as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The fair value of the assets and liabilities, and the Company’s maximum exposure to loss prior to insurance recoveries, is approximately $30 million in each SPE. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003 resulting in an increase in long term debt of approximately $60 million. Financing costs recognized in the Company’s financial statements are not expected to change significantly. Financing costs related to these two SPEs were included in Selling, Administrative and General Expense (SAG) prior to the third quarter 2003, and will be recognized prospectively as Interest Expense.

     The FASB issued Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which permitted the Company to defer the effective date, until December 31, 2003, for applying the provisions of FIN 46 to potential variable interest entities created before February 1, 2003. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Company applied the provisions of FIN 46 to certain of its VIEs, however, it continues to evaluate the application of FIN 46 to two joint venture investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. For further information, refer to the notes to the financial statements No. 9, Commitments and Contingent Liabilities – Affiliate Financing and No. 11, Non-Consolidated Operations – South Pacific Tyres.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 1A. RESTATEMENT

The financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements from what was previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003 (the “Form 10-Q”). The restatement also affects the three- and nine-month periods ended September 30, 2002. The adjustments increased the net loss by $12.3 million and $35.3 million for the quarter and nine-month period ended September 30, 2003, respectively. For the three- and nine-month periods ended September 30, 2002, adjustments reducing income by $5.5 million were recorded. The restated financial information has been prepared by management and reflects all adjustments known to management.

     For the three- and nine-month periods ended September 30, 2003, this footnote reflects restatement adjustments from the previously filed Form 10-Q to the financial statements filed herein. For the three- and nine-month periods ended September 30, 2002, this footnote reflects restatement adjustments from Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on October 30, 2002 to the financial statements filed herein.

     The Company has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2002 and 2001. The restatement also affects periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information has been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003; June 30, 2003; and September 30, 2003. Form 10-Q/As have been filed for the quarterly periods ended March 31, 2003 and June 30, 2003. Refer to Note 2, “Restatement,” and supplementary data in the 2003 10-K for further discussion of the restatement including the adjustments recorded in annual and quarterly periods other than the third quarters of 2003 and 2002. Accordingly, this footnote discusses the restatement adjustments related only to the third quarters and nine-month periods of 2003 and 2002.

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

     In May 2004, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified an additional material weakness resulting from intentional overrides of internal controls that the Company had discovered by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts.

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

Accounting Irregularities. This category includes adjustments increasing income (decreasing loss) before tax by a total of $4.9 million and $0.4 million in the three- and nine-month periods ended September 30, 2003, respectively. For the three- and nine-month periods ended September 30, 2002, adjustments reducing income (increasing loss) before tax of $2.4 million and $8.9 million, respectively, were recorded. These adjustments resulted from the overseas special accounting investigation, the understatement of the Company’s liability for workers’ compensation payments, and certain adjustments in Chile, including the correction of the valuation of real estate received in payment for trade accounts receivable.

     Adjustments reducing loss by a total of $4.5 million before tax and increasing loss by a total of $7.1 million before tax in the nine months ended September 30, 2003 and 2002, respectively, were included in the restatement as a result of the special accounting investigation overseas. For the quarters ended September 30, 2003 and 2002, loss was reduced by $6.6 million before tax and increased by $2.7 million before tax,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

respectively. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. These adjustments are summarized in the table below under the two captions “accruals and deferred expenses – Europe and Asia” and “deferred income – Europe.” An adjustment was also made to defer income of $0.1 million before tax beyond the first quarter of 2003 that was improperly recognized in the third quarter of 2003.

     The workers’ compensation adjustments reduced income $4.1 million and $4.1 million before tax in the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, income was reduced by $1.7 million and $0.8 million before tax, respectively. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     In 2000, the Company received approximately 13 acres of land in Santiago, Chile, in payment for trade accounts receivable from one of its Chilean customers. At the time, the Company recorded the land based upon an inappropriate appraisal. In the first quarter of 2004, the Company had an additional appraisal performed that appropriately valued the land at a much lower value. The Audit Committee requested an investigation into the matter, and as a result, the Company recorded an adjustment to reduce the valuation of the land. The Company also identified other adjustments in Chile whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. Adjustments increasing income by $2.3 million before tax were recorded related to these accounts in the nine months ended September 30, 2002, including $1.1 million in the third quarter of 2002.

     A summary of the accounting irregularities adjustments and the time periods affected follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, all amounts before tax)	2003	2002	2003	2002
(Income) Expense
Accruals and deferred expenses – Europe and Asia	$(6.7)	$2.3	$(4.5)	$3.9
Deferred income – Europe	0.1	0.4	—	3.2
Workers’ compensation	1.7	0.8	4.1	4.1
Accruals and deferred expenses – Chile	—	(1.1)	—	(2.3)

	$(4.9)	$2.4	$(0.4)	$8.9

Account Reconciliations. This category includes adjustments reducing income before tax by $10.5 million and $19.6 million in the three and nine months ended September 30, 2003, respectively, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. For the three and nine months ended September 30, 2002, income before tax was increased by $0.5 million and $12.8 million, respectively. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

     The following categories represent a majority of the account reconciliation adjustments included in the restatement (all amounts are before tax unless otherwise noted):

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. Expenses of $0.3 million are included in the nine months ended September 30, 2002 for Interplant adjustments. For the quarter ended September 30, 2002, Interplant adjustments reducing income by $0.2 million were recorded. The most significant items in this category are 1) fixed assets and inventory which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate fixed assets.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $2.5 million and $2.7 million are included in the nine months ended September 30, 2003 and 2002, respectively, for EPD adjustments. For the quarters ended September 30, 2003 and 2002, EPD adjustments decreasing income by $0.9 million and $0.6 million, respectively, were recorded. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. Reductions to income of $1.2 million and $2.2 million are included in the nine-month periods ended September 30, 2003 and 2002, respectively, for these adjustments. For the quarters ended September 30, 2003 and 2002, fixed asset adjustments reducing income by $0.5 million and $0.6 million, respectively, were recorded.

D.	General and Product Liability. The expense for general and product claims increased $11.6 million for the nine months ended September 30, 2003, including $9.6 million in the third quarter, related to the timing of the recognition of certain liabilities for Entran II claims. Goodyear reached final agreement with one of its insurers in November 2003, prior to filing the third quarter 10-Q, and recorded both a receivable and separately a corresponding liability related to Entran II matters.

     In addition, net adjustments totaling $7.4 million were recorded in Other Comprehensive Income (“OCI”) through September 30, 2003. An adjustment was also made to record a $6.8 million charge to currency translation, with an offsetting credit to long-term assets. This adjustment affected the period from January 1, 2003 to September 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Income of $0.4 million and $14.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

million before tax is included in the nine months ended September 30, 2003 and 2002, respectively, for out-of-period adjustments. For the quarters ended September 30, 2003 and 2002, out-of-period adjustments increasing income by $0.4 million and $5.7 million, respectively, were recorded.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Income before tax was decreased by $13.0 million and $11.7 million in the nine months ended September 30, 2003 and 2002, respectively. For the quarters ended September 30, 2003 and 2002, discount rate adjustments reducing income by $4.3 million and $3.9 million, respectively, were recorded. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. Likewise, these adjustments impacted OCI at September 30, 2003.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. Income of $0.6 million before tax and expense of $6.9 million before tax is included in the nine months ended September 30, 2003 and 2002, respectively, for Chemical Products segment adjustments. Expense of $1.1 million and $8.2 million before tax is included in the quarters ended September 30, 2003 and 2002, respectively, for Chemical Products segment adjustments.

Tax Adjustments. These adjustments related to the correction of errors in the computation of deferred tax assets and liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in Income (loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share)	2003	2002	2003	2002
Net income (loss) as originally reported	$(105.9)	$33.7	$(332.4)	$(0.6)
Adjustments (pretax):
Accounting Irregularities	4.9	(2.4)	0.4	(8.9)
Account Reconciliations	(10.5)	0.5	(19.6)	12.8
Out-of-Period	0.4	5.7	0.4	14.3
Discount Rate Adjustments	(4.3)	(3.9)	(13.0)	(11.7)
Chemical Products Segment	(1.1)	(8.2)	0.6	(6.9)

Total adjustments (pretax)	(10.6)	(8.3)	(31.2)	(0.4)
Tax effect of restatement adjustments	(1.7)	1.9	(4.1)	3.7
Tax adjustments	—	0.9	—	(8.8)

Total taxes	(1.7)	2.8	(4.1)	(5.1)

Total net adjustments	(12.3)	(5.5)	(35.3)	(5.5)

Net income (loss) as restated	$(118.2)	$28.2	$(367.7)	$(6.1)

Per share common stock:
Net income (loss) – Basic, as originally reported	$(0.60)	$0.20	$(1.90)	$—
Effect of net adjustments	(0.07)	(0.03)	(0.20)	(0.04)

Net income (loss) – Basic, as restated	$(0.67)	$0.17	$(2.10)	$(0.04)

Net income (loss) – Diluted, as originally reported	$(0.60)	$0.20	$(1.90)	$—
Effect of net adjustments	(0.07)	(0.03)	(0.20)	(0.04)

Net income (loss) – Diluted, as restated	$(0.67)	$0.17	$(2.10)	$(0.04)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As Previously	As	As Previously	As
(In millions, except per share)	Reported(A)	Restated(B)	Reported(A)	Restated(B)
Net Sales	$3,906.0	$3,906.1	$11,210.3	$11,205.2
Cost of Goods Sold	3,186.6	3,194.4	9,158.9	9,196.0
Selling, Administrative and General Expense	596.9	586.0	1,769.7	1,751.3
Rationalizations	56.0	54.3	140.3	130.4
Interest Expense	79.3	78.9	220.1	219.7
Other (Income) and Expense	75.4	89.7	144.9	162.7
Foreign Currency Exchange	10.8	10.8	29.9	29.8
Equity in (Earnings) Losses of Affiliates	0.6	0.2	5.0	4.5
Minority Interest	6.8	8.8	31.8	32.3

Loss before Income Taxes	(106.4)	(117.0)	(290.3)	(321.5)
U.S. & Foreign Taxes on Income (Loss)	(0.5)	1.2	42.1	46.2

Net Loss	$(105.9)	$(118.2)	$(332.4)	$(367.7)

Net Loss per share – Basic	$(0.60)	$(0.67)	$(1.90)	$(2.10)

Average Shares Outstanding	175.3	175.3	175.3	175.3
Net Loss per share – Diluted	$(0.60)	$(0.67)	$(1.90)	$(2.10)

Average Shares Outstanding	175.3	175.3	175.3	175.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2002
	As Originally	As Previously	As
(In millions, except per share)	Reported(C)	Reported(A)	Restated(B)
Net Sales	$3,529.6	$3,529.4	$3,538.5
Cost of Goods Sold	2,854.9	2,856.9	2,872.1
Selling, Administrative and General Expense	552.2	552.1	549.6
Rationalizations	12.0	12.0	12.0
Interest Expense	61.8	61.8	61.9
Other (Income) and Expense	4.6	4.6	6.5
Foreign Currency Exchange	(26.0)	(26.0)	(26.0)
Equity in (Earnings) Losses of Affiliates	2.0	2.5	2.9
Minority Interest	11.7	11.6	11.4

Income before Income Taxes	56.4	53.9	48.1
U.S. and Foreign Taxes on Income	22.7	21.2	19.9

Net Income	$33.7	$32.7	$28.2

Net Income per share – Basic	$0.20	$0.20	$0.17

Average Shares Outstanding	166.5	166.5	166.5
Net Income per share – Diluted	$0.20	$0.20	$0.17

Average Shares Outstanding	166.5	166.5	166.5

	Nine Months Ended September 30, 2002
	As Originally	As Previously	As
(In millions, except per share)	Reported(C)	Reported(A)	Restated(B)
Net Sales	$10,319.6	$10,319.3	$10,348.5
Cost of Goods Sold	8,403.4	8,381.0	8,423.5
Selling, Administrative and General Expense	1,630.7	1,631.7	1,631.5
Rationalizations	12.0	12.0	12.0
Interest Expense	182.4	182.2	182.5
Other (Income) and Expense	40.7	40.6	46.8
Foreign Currency Exchange	(18.8)	(18.3)	(18.3)
Equity in (Earnings) Losses of Affiliates	8.0	9.9	10.6
Minority Interest	41.2	41.2	40.3

Income before Income Taxes	20.0	39.0	19.6
U.S. and Foreign Taxes on Income	20.6	32.4	25.7

Net Income (Loss)	$(0.6)	$6.6	$(6.1)

Net Income (Loss) per share – Basic	$—	$0.04	$(0.04)

Average Shares Outstanding	164.5	164.5	164.5
Net Income (Loss) per share – Diluted	$—	$0.04	$(0.04)

Average Shares Outstanding	164.5	165.6	164.5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at September 30, 2003.

(In millions)

	September 30, 2003
	As Previously	As
	Reported(A)	Restated(B)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,034.4	$1,028.1
Restricted cash		5.9
Accounts and notes receivable, less allowance – $118.8 ($118.3 as previously reported)	2,839.8	2,858.2
Inventories:
Raw materials	452.9	463.0
Work in process	108.0	107.9
Finished products	1,941.6	1,926.1

	2,502.5	2,497.0
Prepaid expenses and other current assets	261.2	256.0

Total Current Assets	6,637.9	6,645.2
Long Term Accounts and Notes Receivable	285.5	288.5
Investments in and Advances to Affiliates	169.2	170.4
Other Assets	77.8	75.8
Goodwill and Other Intangible Assets	785.3	773.2
Prepaid and Deferred Pension Costs	926.0	916.8
Deferred Charges	470.8	468.1
Properties and Plants, less accumulated depreciation - $7,095.2 ($7,091.8 as previously reported)	5,245.1	5,237.9

TOTAL ASSETS	$14,597.6	$14,575.9

LIABILITIES:
Current Liabilities:
Accounts payable-trade	$1,560.5	$1,572.4
Compensation and benefits	997.2	964.9
Other current liabilities	489.7	499.4
United States and foreign taxes	468.2	466.3
Notes payable	112.2	112.2
Long term debt due within one year	51.9	52.0

Total Current Liabilities	3,679.7	3,667.2
Long Term Debt and Capital Leases	4,777.4	4,779.6
Compensation and Benefits	4,352.6	4,648.8
Other Long Term Liabilities	566.6	606.9
Minority Equity in Subsidiaries	792.0	777.4

TOTAL LIABILITIES	14,168.3	14,479.9
Commitments and Contingent Liabilities
SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value:
Authorized 50.0 shares unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares, Outstanding Shares 175.3 after deducting 20.4 treasury shares	175.3	175.3
Capital Surplus	1,390.4	1,390.2
Retained Earnings	1,579.6	1,414.8
Accumulated Other Comprehensive Income (Loss)	(2,716.0)	(2,884.3)

TOTAL SHAREHOLDERS’ EQUITY	429.3	96.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,597.6	$14,575.9

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(A)	Represents amounts as presented on the Consolidated Statement of Operations in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

(B)	Represents amounts as presented on the Consolidated Statement of Operations in this Amendment No. 1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(C)	Represents amounts as presented on the Consolidated Statement of Operations in Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on October 30, 2002.

NOTE 2. RATIONALIZATIONS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

2003 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Charges	$131.6	$2.6	$134.2
Incurred	(56.0)	(1.2)	(57.2)
Reversed	—	(0.1)	(0.1)

Accrual balance at September 30, 2003	$75.6	$1.3	$76.9

Goodyear recorded a net rationalization charge totaling $130.4 million (as restated) ($114.0 million after tax or $0.65 per share (as restated)) in the nine months ended 2003, which included reversals of $3.8 million (as restated) ($3.2 million after tax or $0.02 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $134.2 million (as restated) ($117.2 million after tax or $0.67 per share (as restated)). The third quarter net rationalization charge of $54.3 million (as restated) ($44.8 million after tax or $0.26 per share (as restated)) included new charges of $56.3 million (as restated) ($46.6 million after tax or $0.27 per share (as restated)) and reversals of $2.0 million (as restated) ($1.8 million after tax or $0.01 per share (as restated)). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $134.2 million charge (as restated), $100.9 million related to future cash outflows, primarily associate severance costs, and $33.3 million (as restated) related to non-cash pension curtailment charges. Of the $56.3 million third quarter charge (as restated), $44.1 million (as restated) related to future cash outflows and the remainder primarily represented non-cash pension curtailments in North America. Goodyear plans to complete these actions during the first half of 2004.

     Under the above programs, Goodyear provided for the release of approximately 2,600 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. During the first nine months of 2003, $56.0 million was incurred in associate-related costs, including $11.7 million during the third quarter of 2003.

     Other than associate-related costs were for outplacement services, moving expenses and noncancellable lease payments. Goodyear incurred $1.2 million (as restated) of other than associate-related costs during the first nine months of 2003, including $0.1 million (as restated) during the third quarter of 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes, by segment, the total amounts recorded in the nine-month period ended September 30, 2003, and the total costs incurred in the three- and nine-month periods ended September 30, 2003:

	Restated
	New	Amount incurred for the	Amount incurred for
	Charges	three months ended	the nine months ended
(In millions)	Recorded	September 30, 2003	September 30, 2003
North American Tire	$59.2	$1.7	$38.3
European Union Tire	46.9	8.8	11.8
Latin American Tire	5.5	1.0	2.9
Engineered Products	20.6	0.2	2.4
Corporate	2.0	0.1	1.8

	$134.2	$11.8	$57.2

The amounts recorded above include all costs expected to be incurred in connection with these activities with the exception of European Union Tire and Engineered Products, which will incur approximately $3 million of additional restructuring costs related to these plans.

2002 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Original charge	$19.5	$7.0	$26.5
Incurred	(2.7)	(2.9)	(5.6)
Reversed	(0.2)	—	(0.2)

Accrual balance at December 31, 2002	16.6	4.1	20.7
Incurred	(14.2)	(2.6)	(16.8)
Reversed	—	(1.1)	(1.1)

Accrual balance at September 30, 2003	$2.4	$0.4	$2.8

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

     Rationalization costs, other than associate-related costs, totaled $7.0 million. These costs were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable lease costs. Goodyear incurred $2.6 million of other than associate-related costs during the first nine months of 2003, including $0.7 million during the third quarter of 2003, primarily for ongoing noncancellable lease costs. The reversals of $1.1 million (as restated) during the third quarter of 2003 were due to lower than initially estimated contract termination costs in the United States.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Fourth Quarter 2001 Program

	Restated
	Associate-	Other Than Associate-
(In millions)	related Costs	related Costs	Total
Charge	$53.1	$83.1	$136.2
Incurred	(1.6)	(44.1)	(45.7)

Accrual balance at December 31, 2001	51.5	39.0	90.5
Incurred	(41.0)	(4.9)	(45.9)
Reversed	(5.4)	(10.5)	(15.9)

Accrual balance at December 31, 2002	5.1	23.6	28.7
Incurred	(3.3)	(2.0)	(5.3)
Reversed	(0.2)	(2.4)	(2.6)

Accrual balance at September 30, 2003	$1.6	$19.2	$20.8

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

     Rationalization costs, other than associate-related costs, totaling $83.1 million (as restated) were recorded. These costs were primarily for the writeoff of $41.6 million (as restated) of tire production equipment taken out of service, principally related to the closure of a tire manufacturing facility in the Asia Tire Segment, and noncancellable lease costs. Goodyear incurred $2.0 million (as restated) of other than associate-related costs during the first nine months of 2003, including $0.4 million (as restated) during the third quarter of 2003, primarily for noncancellable lease costs. The reversals of $2.4 million, including $0.8 million in the third quarter, are primarily the result of lower than initially estimated lease cancellation fees in the European Union.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Asset sales	$5.4	$(14.3)	$18.4	$(15.4)
Interest income	(6.6)	(5.7)	(18.4)	(12.3)
Financing fees and financial instruments	18.8	12.3	71.9	35.3
General & product liability – discontinued products	62.5	6.2	72.5	20.6
Miscellaneous	9.6	8.0	18.3	18.6

	$89.7	$6.5	$162.7	$46.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other (Income) and Expense in the third quarter of 2003 included a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment (“EPD”) and a gain of $0.9 million (as restated) ($0.7 million after tax or $0.01 per share (as restated)) on the sale of assets in the European Union Tire Segment. Other (Income) and Expense in the nine months of 2003 included a loss of $23.9 million (as restated) ($15.2 million after tax or $0.09 per share (as restated)) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in EPD and a gain of $5.5 million (as restated) ($4.5 million after tax or $0.03 per share (as restated)) resulting from the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment.

     Other (Income) and Expense in the third quarter of 2002 included a gain of $14.3 million ($10.7 million after tax or $0.06 per share) resulting from the sale of land and buildings in Mexico and the United States. Other (Income) and Expense in the nine months of 2002 included a gain of $15.4 million (as restated) ($11.5 million after tax or $0.07 per share (as restated)) resulting from the sale of assets in Mexico, Europe and the United States. Included in miscellaneous other (income) and expense in the third quarter of 2002 is the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $0.02 per share).

     Financing fees and financial instruments increased in the three and nine months of 2003 due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities. Financing fees and financial instruments included approximately $13 million in the third quarter of 2003 and approximately $39 million for the nine months ended September 30, 2003, related to the new facilities. Refer to Note 8, Financing Arrangements, for further information about the restructuring and refinancing.

     General & product liability-discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to a proposed settlement for Entran II claims. Substantially all of the $62.5 million (as restated) charge for general & product liability-discontinued products in the third quarter of 2003 is related to the proposed settlement for Entran II claims. Goodyear recorded net charges for general & product liability-discontinued products totaling $72.5 million (as restated) in the nine months ended September 30, 2003, which included recognition of a receivable of approximately $105 million, primarily from Goodyear’s excess insurance carriers related to general & product liability-discontinued products. Refer to Note 9, Commitments and Contingent Liabilities, for further information about general and product liabilities.

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Average shares outstanding – basic	175.3	166.5	175.3	164.5
Potential common stock – stock options	—	—	—	—

Average shares outstanding – diluted	175.3	166.5	175.3	164.5

For all periods presented, average shares outstanding-diluted excludes the effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares, as the effect would have been antidilutive. The average shares

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

outstanding-diluted for the first nine months of 2002 does not include the antidilutive impact of 1.1 million shares of potential common stock associated with stock options.

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

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $164.2 million (as restated) at September 30, 2003, compared to $653.2 million at December 31, 2002. Current maturities of long term debt represented $52.0 million (as restated) of this total, with a weighted average interest rate of 7.23% at September 30, 2003 ($369.8 million and 7.83% at December 31, 2002, respectively). The remaining $112.2 million was short term debt of international subsidiaries, with a weighted average interest rate of 5.41% at September 30, 2003 ($283.4 million and 5.31% at December 31, 2002, respectively).

Long Term Debt and Financing Arrangements

At September 30, 2003, Goodyear had long term credit arrangements totaling $5.51 billion, of which $253.8 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     The following table presents long term debt at September 30, 2003 and December 31, 2002:

	Restated
(In millions)	2003	2002
5.375% Swiss franc bond due 2006	$119.9	$114.0
6.375% Euro Notes due 2005	467.2	418.8
Notes:
8 1/8% due 2003	—	300.0
6 5/8% due 2006	267.4	269.2
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
7% due 2028	149.0	149.0
Bank term loans due 2005 and 2006 (at December 31, 2002, due 2004 and 2005)	1,783.3	850.0
Revolving credit facilities due 2005 and 2006	757.0	—
Other domestic and international debt	171.4	145.0

	4,765.0	3,295.8
Capital lease obligations	66.6	63.8

	4,831.6	3,359.6
Less portion due within one year	52.0	369.8

	$4,779.6	$2,989.8

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

	Restated
	Twelve Months Ended September 30,
(In millions)	2004	2005	2006	2007	2008
Debt incurred under or supported by revolving credit agreements	$—	$400.0	$357.0	$—	$—
Other	52.0	1,530.6	1,221.9	306.0	118.1

	$52.0	$1,930.6	$1,578.9	$306.0	$118.1

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2003, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $490.9 million (as restated), and off-balance-sheet financial guarantees written and other commitments totaling $74.3 million.

Warranty

At September 30, 2003, Goodyear recorded, in other current liabilities, $11.8 million (as restated) ($11.0 million at December 31, 2002) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first nine months of 2003:

Restated
(In millions)	2003
Balance at December 31, 2002	$11.0
Settlements made during the period	(11.7)
Additional accrual for warranties issued during the period	12.5

Balance at September 30, 2003	$11.8

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

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $172.8 million (as restated) and $152.4 million for anticipated costs related to workers’ compensation at September 30, 2003 and December 31, 2002, respectively. Of these amounts, $89.2 million (as restated) and $66.4 million were included in Current Liabilities as part of Compensation and benefits at September 30, 2003 and December 31, 2002, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear recorded liabilities totaling $400.0 million (as restated) at September 30, 2003, and $240.7 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $124.3 million (as restated) and $75.4 million were included in Other current liabilities at September 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear’s liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product liability related insurance recoveries, Goodyear had recorded assets of approximately $133 million (as restated) at September 30, 2003, and approximately $56 million at December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers. At September 30, 2003, Goodyear also recorded an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     As Goodyear establishes reserves for liabilities in respect of general and product liability claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at September 30, 2003, approximately 112,700 claimants (approximately 100,600 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 24,200 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2003	2002	2001
Pending claims, beginning of period	100,600	64,500	58,500
New claims filed	21,000	39,800	17,100
Claims settled/dismissed	(8,900)	(3,700)	(11,100)

Pending claims, end of period	112,700	100,600	64,500

Payments (1)	$17.7	$18.8	$14.4

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

     In the third quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability-discontinued products related to potential Entran II liabilities, including potential liabilities under a proposed settlement for pending Entran II claims in the United States and Canada and for additional claims primarily related to property in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Refer to Note 12, Subsequent Events, for further information about the proposed settlement.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BUSINESS SEGMENTS

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Sales:
North American Tire	$1,792.2	$1,738.3	$5,076.4	$5,088.9
European Union Tire	985.3	846.1	2,875.0	2,402.7
Eastern Europe, Africa and Middle East Tire	283.2	211.3	779.2	579.0
Latin American Tire	262.1	220.0	752.1	719.7
Asia Tire	140.1	136.4	429.9	392.7

Total Tires	3,462.9	3,152.1	9,912.6	9,183.0
Engineered Products	299.9	274.5	890.8	861.5
Chemical Products	306.7	247.0	909.8	682.5

Total Segment Sales	4,069.5	3,673.6	11,713.2	10,727.0
Inter-SBU Sales	(169.2)	(144.1)	(526.1)	(402.1)
Other	5.8	9.0	18.1	23.6

Net Sales	$3,906.1	$3,538.5	$11,205.2	$10,348.5

Segment Operating Income (Loss):
North American Tire	$(36.4)	$8.6	$(113.1)	$(8.6)
European Union Tire	49.2	29.4	111.8	82.8
Eastern Europe, Africa and Middle East Tire	43.5	30.7	98.8	62.8
Latin American Tire	43.8	25.6	104.2	79.3
Asia Tire	10.3	12.3	36.2	32.5

Total Tires	110.4	106.6	237.9	248.8
Engineered Products	14.3	10.3	25.9	34.4
Chemical Products	27.4	14.2	79.4	54.1

Total Segment Operating Income	152.1	131.1	343.2	337.3
Rationalizations and asset sales	(59.7)	(1.8)	(148.8)	(0.7)
Interest expense	(78.9)	(61.9)	(219.7)	(182.5)
Foreign currency exchange	(10.8)	26.0	(29.8)	18.3
Minority interest in net income of subsidiaries	(8.8)	(11.4)	(32.3)	(40.3)
Inter-SBU income	(22.7)	(14.7)	(58.7)	(43.0)
Financing fees and financial instruments	(18.8)	(12.3)	(71.9)	(35.3)
Equity in earnings (losses) of corporate affiliates	(1.6)	(3.4)	(8.0)	(11.4)
General and product liability – discontinued products	(62.5)	(6.2)	(72.5)	(20.6)
Other	(5.3)	2.7	(23.0)	(2.2)

Income (Loss) before Income Taxes	$(117.0)	$48.1	$(321.5)	$19.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Rationalizations:
North American Tire	$10.7	$2.2	$59.2	$2.2
European Union Tire	27.3	9.0	44.4	9.0
Eastern Europe, Africa and Middle East Tire	—	—	(0.1)	—
Latin American Tire	—	—	5.5	—
Asia Tire	—	(1.1)	—	(1.1)

Total Tires	38.0	10.1	109.0	10.1
Engineered Products	17.3	—	20.5	—
Chemical Products	—	—	—	—

Total Segments	55.3	10.1	129.5	10.1
Corporate	(1.0)	1.9	0.9	1.9

Total Rationalizations	$54.3	$12.0	$130.4	$12.0

Other (Income) and Expense:
North American Tire	$—	$4.1	$—	$4.1
European Union Tire	(0.9)	—	(3.4)	(1.1)
Eastern Europe, Africa and Middle East Tire	—	—	—	—
Latin American Tire	—	(13.7)	—	(13.7)
Asia Tire	—	—	(2.1)	—

Total Tires	(0.9)	(9.6)	(5.5)	(10.7)
Engineered Products	6.3	(0.6)	6.3	(0.6)
Chemical Products	—	—	—	—

Total Segments	5.4	(10.2)	0.8	(11.3)
Corporate	84.3	16.7	161.9	58.1

Total Other (Income) and Expense	$89.7	$6.5	$162.7	$46.8

NOTE 11. NON-CONSOLIDATED OPERATIONS - SOUTH PACIFIC TYRES

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Net sales	$158.6	$126.6	$459.1	$389.9
Operating income (loss)	2.6	(2.5)	2.4	(8.4)

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

Proposed Settlement of Certain Heatway Claims

On October 9, 2003, attorneys representing certain class members filed a proposed settlement (the “Proposed Settlement”) covering all pending Entran II actions in the United States and Canada except for the claims of persons arising from property they own or have owned in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Proposed Settlement was initiated through the filing of a national class action complaint on October 6, 2003 and motion for preliminary approval of settlement filed October 8, 2003. On October 10, 2003, the judge gave preliminary approval to the Proposed Settlement and conditionally certified the class. The court will conduct a fairness hearing to resolve any objections to final approval of the settlement. Class members who object to the settlement will have the right to opt out. Class members participating in the Proposed Settlement will be required to release all claims against Goodyear relating to Entran II hose. Certain plaintiffs will not participate in the Proposed Settlement, including those plaintiffs who have received judgments for their claims. Goodyear will continue to appeal cases in which judgments have been rendered.

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

     For additional information on these matters as of the original filing date of the Form 10-Q for the quarter ended September 30, 2003, refer to the description in “Legal Proceedings” set forth at Item 1 of Part II of the Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

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

     For additional information on these matters, refer to the description in “Legal Proceedings” set forth at Item 1 of Part II of the Form 10-Q for the quarter ended September 20, 2003, filed on November 19, 2003.

NOTE 13. FUTURE LIQUIDITY REQUIREMENTS

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s financial statements from what was previously reported in Goodyear’s Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2003 filed on November 19, 2003(the “Form 10-Q”). The restatement also affects the three- and nine-month periods ended September 30, 2002. The adjustments increased the net loss by $12.3 million and $35.3 million for the quarter and nine-month period ended September 30, 2003. For the three- and nine-month periods ended September 30, 2002, adjustments reducing income by $5.5 million were recorded. The restated financial information has been prepared by management and reflects all adjustments known to management.

     Refer to Note 1A, “Restatement,” to the financial statements for further information.

RESULTS OF OPERATIONS

CONSOLIDATED

(All per share amounts are diluted)

Net sales in the third quarter of 2003 were $3.91 billion (as restated), increasing 10.4% (as restated) from $3.54 billion (as restated) in the 2002 third quarter. A net loss of $118.2 million (as restated) or $0.67 per share (as restated) was recorded in the 2003 third quarter compared to net income of $28.2 million (as restated) or $0.17 per share (as restated) in the 2002 period. The 2003 third quarter included an after-tax rationalization charge of $44.8 million (as restated) or $0.26 per share (as restated) compared to an after-tax rationalization charge of $8.9 million or $0.05 per share in the 2002 third quarter.

     In the first nine months of 2003, sales of $11.21 billion (as restated) increased 8.3% (as restated) from $10.35 billion (as restated) in the 2002 period. A net loss of $367.7 million (as restated) or $2.10 per share (as restated) was recorded in the 2003 period compared to net loss of $6.1 million (as restated) or $0.04 per share (as restated) in the 2002 first nine months. The 2003 first nine months included an after-tax rationalization charge of $114.0 million (as restated) or $0.65 per share (as restated) compared to an after-tax rationalization charge of $8.9 million or $0.05 per share in the 2002 nine months.

     Revenues (as restated) in the third quarter of 2003 increased from the 2002 period partially due to the impact of currency translation of approximately $174 million (as restated). Price and mix improvements and higher tire unit volume also had favorable impacts on third quarter 2003 revenues.

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

     Revenues (as restated) in the first nine months of 2003 increased from the 2002 period partially due to the impact of currency translation of approximately $487 million (as restated). Price and mix improvements also had a favorable impact on nine months revenues.

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

     Cost of goods sold (CGS) increased in dollars and increased to 81.8% (as restated) of net sales in the third quarter of 2003, compared to 81.2% (as restated) in the 2002 period. CGS in the third quarter of 2003 was adversely impacted by an increase in raw material costs of approximately $95 million (as restated) and by approximately $129 million due to currency translation.

     CGS increased in dollars, and increased to 82.1% (as restated) of net sales in the first nine months of 2003, compared to 81.4% (as restated) in the 2002 period. CGS in the first nine months of 2003 was adversely impacted by higher raw material costs of approximately $282 million (as restated) and by approximately $372 million due to currency translation. CGS was also adversely impacted by adjustments that were related to the Engineered Products Segment which were recorded in conjunction with the restatement. It was not possible to allocate the amount of the account reconciliation adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     Selling, administrative and general expense (SAG) in the third quarter of 2003 increased 6.6% (as restated) in dollars compared to the 2002 period but decreased to 15.0% (as restated) of net sales compared to 15.5% (as restated) in the 2002 quarter. SAG increased in the third quarter of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $31 million and higher consulting expenses primarily in connection with the debt refinancing discussed below. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $9 million discussed below.

     SAG in the first nine months of 2003 increased 7.3% (as restated) in dollars compared to the 2002 period but decreased to 15.6% (as restated) of net sales compared to 15.8% in the 2002 period. SAG increased in the first nine months of 2003 compared to the 2002 period primarily as a result of currency translation of approximately $95 million and higher consulting expenses primarily in connection with the debt refinancing discussed below. Higher wage and benefit costs were offset by the favorable impact of the change in vacation policy of approximately $21 million (as restated) discussed below.

     During 2002, Goodyear announced the suspension of the matching contribution portion of its savings plans for all salaried associates, effective January 1,

2003. Effective April 20, 2003, the Company suspended the matching contribution portion of the savings plan for bargaining unit associates including those covered by Goodyear’s master contract with the United Steelworkers of America (“USWA”) that expired on April 19, 2003. Goodyear contributed approximately $38 million to the savings plans in 2002. In addition, the Company changed its vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, the Company will not incur vacation expense for domestic salaried associates in 2003. Vacation expense in 2003 is expected to be reduced by approximately $58 million due to this change in the vacation policy. Expenses were approximately $43 million (as restated) lower in the nine months of 2003 compared to the 2002 period as a result of this change in the vacation policy.

     Interest expense of $78.9 million (as restated) increased 27.5% in the 2003 third quarter compared to the 2002 period. For the first nine months of 2003, interest expense increased 20.4% to $219.7 million (as restated) compared to the 2002 period. The increase in both periods is due primarily to higher average debt outstanding.

     Other (income) and expense was $89.7 million (as restated) net expense in the 2003 third quarter compared to $6.5 million (as restated) net expense in the 2002 period. The 2003 third quarter included a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment (“EPD”) and a gain of $0.9 million (as restated) ($0.7 million after tax or $0.01 per share (as restated)) on the sale of assets in the European Union Tire Segment. The 2002 quarter included a gain of $14.3 million ($10.7 million after tax or $0.06 per share) resulting from the sale of land and buildings in Mexico and the United States. The third quarter of 2002 also included the writeoff of a miscellaneous investment of $4.1 million ($2.5 million after tax or $0.02 per share). Other (income) and expense also included fees related to financing and financial instruments of $18.8 million (as restated) and $12.3 million in the third quarters of 2003 and 2002, respectively. Financing fees and financial instruments included approximately $13 million in the third quarter of 2003 related to the restructured and refinanced facilities discussed below.

     Other (income) and expense includes general & product liability-discontinued products charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to a proposed settlement for Entran II claims. Substantially all of the $62.5 million (as restated) charge for general & product liability-discontinued products in the third quarter is related to the proposed settlement for Entran II claims. Goodyear recorded net charges for general & product liability-discontinued products totaling $72.5 million (as restated) in the nine months ended September 30, 2003 which included recognition of a receivable of approximately $105 million, primarily from Goodyear’s excess insurance carriers related to general & product liability-discontinued products. Refer to Note 9, Commitments and Contingent Liabilities, for further information about general and product liabilities.

     For the first nine months of 2003, Other (income) and expense was $162.7 million (as restated) net expense compared to $46.8 million (as restated) net expense in the 2002 period. Other (income) and expense in the 2003 first nine months included a loss of $23.9 million (as restated) ($15.2 million after tax or $0.09 per share (as restated)) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in EPD and a gain of $5.5 million (as restated) ($4.5 million after tax or $0.03 per share (as restated)) resulting from the sale of land in the Asia Tire Segment and the sale of assets in the European Union Tire Segment. Other (income) and expense in the nine months of 2002 included a gain of $15.4 million (as restated) ($11.5 million after tax or

$0.07 per share (as restated)) resulting from the sale of assets in Mexico, Europe and the United States. Other (income) and expense also included fees related to financing and financial instruments of $71.9 million (as restated) and $35.3 million in the first nine months of 2003 and 2002, respectively. The increase is due to the costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities discussed below. Financing fees and financial instruments included approximately $39 million for the nine months ended September 30, 2003, related to the new facilities.

     Foreign currency exchange loss was $10.8 million in the 2003 third quarter compared to a gain of $26.0 million in the 2002 quarter. Foreign currency exchange gain in the 2002 quarter benefited from approximately $25 million resulting from currency movements on U.S. dollar denominated monetary items in Brazil. For the first nine months of 2003, foreign currency exchange loss was $29.8 million (as restated) compared to a gain of $18.3 million in the 2002 period. Foreign currency exchange loss in the first nine months of 2003 was adversely impacted by approximately $19 million due to currency movements on U.S. dollar denominated monetary items in Brazil, Chile and South Africa.

     For the 2003 first nine months, Goodyear recorded tax expense of $46.2 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $289.2 million (as restated). Goodyear’s effective tax rate was greater than the U.S. statutory rate because the Company continues to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter of 2003 are benefits of $52.2 million (as restated) and $35.8 million, respectively. These benefits are primarily related to the favorable settlement of prior years’ tax liabilities and adjustments to the valuation allowances of certain Goodyear entities. For the first nine months of 2002, Goodyear recorded tax expense of $25.7 million (as restated) on income before income taxes and minority interest in net income of subsidiaries of $59.9 million (as restated).

Agreement with the United Steelworkers of America

On September 15, 2003, the USWA and Goodyear announced the ratification of a new labor agreement. The agreement covers workers at fourteen tire and engineered products plants in the United States and contains provisions governing healthcare benefits, pension service and wages. The agreement assigns protected plant status to twelve of the fourteen plants and permits a thirteenth plant to achieve protected status if certain productivity goals are met. A protected plant cannot be closed during the duration of the agreement and Goodyear is generally required to maintain current level of capital expenditures at these plants. The agreement also gives Goodyear the option to reduce the hourly workforce at protected plants by 15% compared to August 2003 staffing levels.

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

2003 Program

Goodyear recorded a net rationalization charge totaling $130.4 million (as restated) ($114.0 million after tax or $0.65 per share (as restated)) during 2003, which included reversals of $3.8 million (as restated) ($3.2 million after tax or $0.02 per share (as restated)) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $134.2 million (as restated) ($117.2 million after tax or $0.67 per share (as restated)). The third quarter net rationalization charge of $54.3 million (as restated) ($44.8 million after tax or $0.26 per share (as restated)) included new charges of $56.3 million (as restated) ($46.6 million after tax or $0.27 per share (as restated)) and reversals of $2.0 million (as restated) ($1.8 million after tax or $0.01 per share (as restated)). The 2003 rationalization actions consist of research and development, retail, manufacturing and administrative consolidations in North America, Europe and Latin America. Of the $134.2 million charge (as restated), $100.9 million related to future cash outflows, primarily associate severance costs, and $33.3 million (as restated) related to non-cash pension curtailment charges. Of the $56.3 million third quarter charge (as restated), $44.1 million (as restated) related to future cash outflows and $12.2 million (as restated) related to non-cash pension curtailments in North America. Upon completion of these plans, the Company estimates that it will reduce annual operating costs by approximately $150 million (approximately $60 million SAG and approximately $90 million CGS). Goodyear estimates that SAG and CGS were reduced by approximately $36 million in the first nine months of 2003, including approximately $15 million in the third quarter, as a result of the implementation of this program.

     The 2003 actions included associate-related costs of $131.6 million (as restated) for the release of approximately 2,600 research and development, retail, manufacturing and administrative associates in Europe, the United States and Latin America. To date, $56.0 million was incurred in associate-related costs, including $11.7 million in the third quarter. Rationalization costs, other than associate-related costs, totaled $2.6 million (as restated) and were primarily for outplacement services, moving expenses and noncancellable lease payments. During the first nine months of 2003, $1.2 million (as restated) of other than associate-related costs were incurred, including $0.1 million (as restated) in the third quarter. The remaining reserve for costs related to the completion of these actions was $76.9 million at September 30, 2003.

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

     The 2002 actions included associate-related costs of $19.5 million for the release of approximately 1,000 manufacturing and administrative associates in Europe and the United States. To date, approximately 740 associates have been released. Approximately 470 associates have been released in the first nine months of 2003, including approximately 20 associates in the third quarter. Goodyear incurred $14.2 million of associate-related costs in the first nine months of 2003, including $1.0 million during the third quarter of 2003. Rationalization costs, other than associate-related costs, totaled $7.0 million and were primarily for the writeoff of equipment taken out of service in the Engineered Products and North American Tire Segments and noncancellable contract costs. Goodyear incurred $2.6 million of other than associate-related costs during the first nine months of 2003, including $0.7 million in the third quarter, primarily for ongoing noncancellable lease costs. The reversals from the 2002 Program of $1.1 million (as restated) during the third quarter of 2003 were due to lower than initially estimated contract termination costs in the United States. The remaining reserve for costs related to the completion of these actions was $2.8 million (as restated) and $20.7 million at September 30, 2003 and December 31, 2002, respectively.

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

     The 2001 fourth quarter actions included associate-related costs of $53.1 million for the release of approximately 2,200 associates around the world, primarily production and administrative associates in Europe. To date, approximately 2,060 associates have been released. Approximately 70 associates were released in the first nine months of 2003, all in the first and second quarters. Goodyear incurred $3.3 million of associate-related costs in the first nine months of 2003, including $0.4 million during the third quarter. Rationalization costs, other than associate-related costs, totaled $83.1 million (as restated), of which $41.6 million related to the writeoff of tire manufacturing equipment taken out of service, principally in the Asia Tire Segment, and noncancellable lease contracts. Goodyear incurred $2.0 million (as restated) of other than associate-related costs in the first nine months of 2003, including $0.4 million (as restated) in the third quarter, primarily for ongoing noncancellable lease costs. During the first nine months of 2003, Goodyear reversed $2.6 million of reserves from the fourth quarter 2001 program, including $0.9 million during the third quarter, no longer needed for their originally intended purposes. Of the $2.6 million reversal, $0.2 million was primarily the result of lower than initially estimated associate-related payments and $2.4 million was primarily the result of lower than initially estimated lease cancellation fees in the European Union. The remaining reserve for costs related to the completion of these actions was $20.8 million (as restated) and $28.7 million at September 30, 2003 and December 31, 2002, respectively.

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

General and Product Liability and Other Litigation. Goodyear recorded liabilities totaling $400.0 million (as restated) at September 30, 2003, and $240.7 million at December 31, 2002, for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear. Of these amounts, $124.3 million (as restated) and $75.4 million were included in Other current liabilities at September 30, 2003 and December 31, 2002, respectively. Where the amount recorded reflects an estimate of the liability, this estimate was determined on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Goodyear does not believe that it is possible at the present time to reasonably estimate certain categories of liabilities detailed below and, accordingly, the amount recorded for potential product liability and other tort claims does not represent an overall estimate of Goodyear’s liability for these items. The ultimate resolution of these matters may result in Goodyear recording additional liability.

     Goodyear maintains primary and excess liability insurance coverage with respect to general and product liabilities. Goodyear does not record assets with respect to such policies until it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery. With respect to general and product liability related insurance recoveries, Goodyear had recorded assets of approximately $133 million (as restated) at September 30, 2003, and approximately $56 million at December 31, 2002, which it expects to collect under coverage-in-place agreements with certain primary carriers. At September 30, 2003, Goodyear also recorded an amount it believes is probable of recovery from certain of its excess coverage insurance carriers.

     As Goodyear establishes reserves for liabilities in respect of general and product liability claims made in future periods, Goodyear expects to record an asset for probable recoveries from excess carriers in respect of a portion of such liabilities.

     Goodyear is a defendant in numerous lawsuits involving, at September 30, 2003, approximately 112,700 claimants (approximately 100,600 claimants at December 31, 2002) alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. In the past, Goodyear has disposed of approximately 24,200 cases by defending and obtaining the dismissal thereof or by entering into a settlement.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2003	2002	2001
Pending claims, beginning of period	100,600	64,500	58,500
New claims filed	21,000	39,800	17,100
Claims settled/dismissed	(8,900)	(3,700)	(11,500)

Pending claims, end of period	112,700	100,600	64,500

Payments (1)	$17.7	$18.8	$14.4

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

     Based on developments in Entran II litigation during the third quarter of 2003, Goodyear recorded a charge in Other (Income) and Expense for anticipated liabilities as part of General & product liability-discontinued products related to potential Entran II liabilities, including potential liabilities under a proposed settlement for pending Entran II claims in the United States and Canada and for additional claims primarily related to property in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Refer to Note 12, Subsequent Events, for further information about the proposed settlement.

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

Workers’ Compensation. At September 30, 2003, Goodyear had recorded liabilities, on a discounted basis, totaling $172.8 million (as restated) ($152.4 million at December 31, 2002) for anticipated costs related to workers’ compensation. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

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

     The FASB issued Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which permitted the Company to defer the effective date, until December 31, 2003, for applying the provisions of FIN 46 to potential variable interest entities created before February 1, 2003. The Company applied the provisions of FIN 46 to certain of its VIEs, however, it continues to evaluate the application of FIN 46 to two joint venture investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. For further information, refer to the notes to the financial statements No. 9, Commitments and Contingent Liabilities – Affiliate Financing and No. 11, Non-Consolidated Operations – South Pacific Tyres.

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

     Total segment operating income was $152.1 million (as restated) in the third quarter of 2003, increasing 16.0% from $131.1 million (as restated) in the 2002 quarter. Total segment operating margin (total segment operating income divided by segment sales) was 3.7% (as restated) for the third quarter of 2003 compared to 3.6% (as restated) for the third quarter of 2002.

     In the nine months, total segment operating income was $343.2 million (as restated), increasing 1.7% from $337.3 million (as restated) in the 2002 period. Total segment operating margin was 2.9% (as restated) for the nine months of 2003 compared to 3.1% (as restated) for the nine months of 2002.

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

North American Tire

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Tire Units	26.6	26.5	76.7	79.1
Sales	$1,792.2	$1,738.3	$5,076.4	$5,088.9
Segment Operating Income (Loss)	(36.4)	8.6	(113.1)	(8.6)
Segment Operating Margin	(2.0)%	0.5%	(2.2)%	(0.2)%

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

     Revenues in 2003 increased 3.1% (as restated) in the third quarter from the 2002 period due primarily to improved product mix in the consumer replacement markets and higher retail sales. OE sales in the 2003 period were unfavorably impacted as a result of a decrease in auto production.

     For the nine months of 2003, revenues decreased 0.2% (as restated) from the 2002 period. Improvements in the consumer replacement markets, primarily due to pricing and product mix, and retail sales were offset by deterioration in volume, particularly consumer OE, as a result of a decrease in auto production.

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

     North American Tire segment operating income (as restated) in the third quarter of 2003 decreased substantially from the 2002 quarter. Higher raw material costs of approximately $49 million, increased conversion costs of approximately $25 million (as restated) negatively impacted third quarter 2003 segment operating income. 2003 third quarter segment operating income was positively impacted by approximately $14 million (as restated) due to the change in the salaried associates’ vacation policy discussed above, savings from prior rationalization actions of approximately $13 million and lower research and development expenditures of approximately $7 million.

     North American Tire segment operating income (as restated) in the first nine months of 2003 decreased considerably from the 2002 period. Higher raw material costs of approximately $126 million (as restated), increased conversion costs of approximately $58 million (as restated) and increased SAG of approximately $47 million, primarily due to wages and benefits, unfavorably impacted 2003 segment operating income. 2003 segment operating income was positively impacted by savings from prior rationalization programs of approximately $47 million, approximately $32 million due to the change in the salaried associates’ vacation policy discussed above, lower research and development expenses of approximately $22 million and lower transportation costs of approximately $14 million.

     Segment operating income (as restated) in the nine months of 2003 did not include rationalization charges totaling $59.2 million (as restated), including $10.7 million in the third quarter. Segment operating income in 2002 did not include rationalization charges totaling $2.2 million or the writeoff of a miscellaneous investment totaling $4.1 million, both recorded in the third quarter.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement and OE market, changes in mix, increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Tire Units	16.0	15.4	46.7	45.3
Sales	$985.3	$846.1	$2,875.0	$2,402.7
Segment Operating Income	49.2	29.4	111.8	82.8
Segment Operating Margin	5.0%	3.5%	3.9%	3.4%

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

     Revenues in 2003 increased 16.5% (as restated) in the third quarter and 19.7% (as restated) in the first nine months from the 2002 periods due primarily to the favorable effect of currency translation of approximately $109 million (as restated) and $429 million (as restated), respectively. Higher replacement volume also positively impacted revenues in the 2003 periods.

     European Union Tire segment operating income (as restated) increased 67.3% in the 2003 third quarter compared to 2002 due to savings from prior rationalization programs of approximately $13 million, lower conversion costs of approximately $9 million, improved product mix of approximately $9 million (as restated) and higher volume of approximately $7 million. Higher raw material costs of approximately $13 million (as restated), higher pension costs of approximately $5 million and higher marketing costs negatively affected third quarter 2003 segment operating income compared to 2002.

     For the nine months of 2003, segment operating income (as restated) increased 35.0% compared to 2002 due to savings from rationalization actions of approximately $44 million, lower conversion costs of approximately $28 million (as restated), the positive effect of currency translation of approximately $20 million (as restated) and higher volume of approximately $20 million (as restated). Higher raw material costs of approximately $42 million (as restated), increased SAG costs of approximately $22 million and higher pension costs of approximately $14 million negatively affected segment operating income in the first nine months of 2003 compared to 2002.

     Segment operating income (as restated) in the nine months of 2003 did not include rationalization charges totaling $44.4 million (as restated) and a gain on the sale of assets of $3.4 million (as restated), including $27.3 (as restated) rationalization charges and $0.9 million (as restated) gain on the sale of assets in the third quarter. Segment operating income in 2002 did not include rationalization charges, recorded in the third quarter, totaling $9.0 million (as restated). Segment operating income in the nine months of 2002 also did not include $1.1 million (as restated) gain on asset sales.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, increases in raw material and energy prices, currency translation and the general economic slowdown in the region.

Eastern Europe, Africa and Middle East Tire

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Tire Units	4.8	4.2	13.5	11.7
Sales	$283.2	$211.3	$779.2	$579.0
Segment Operating Income	43.5	30.7	98.8	62.8
Segment Operating Margin	15.4%	14.5%	12.7%	10.8%

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

     Revenues increased 34.0% in the 2003 third quarter compared to 2002 primarily due to the positive impact of currency translation. Revenue was favorably affected by currency translation of approximately $40 million (as restated), primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period. Higher volume in the 2003 quarter also positively impacted revenues.

     For the nine months of 2003, revenues increased 34.6% compared to 2002 primarily due to the positive impact of currency translation, higher volume and improved pricing and product mix. Revenue was favorably affected by currency translation of approximately $111 million, primarily in South Africa where the Rand gained against the U.S. dollar compared to the 2002 period.

     Segment operating income (as restated) in the 2003 third quarter increased 41.7% from the 2002 quarter. Segment operating income for the 2003 period was favorably impacted by approximately $9 million (as restated) related to improved pricing and product mix, approximately $6 million due to higher volume and approximately $4 million due to the favorable impact of currency translation. Higher raw material prices of approximately $5 million (as restated) and higher SAG costs of approximately $2 million (as restated) adversely impacted 2003 segment operating income.

     Segment operating income (as restated) in the first nine months of 2003 increased 57.3% from the 2002 period. Segment operating income for the 2003 period was favorably impacted by approximately $22 million related to higher volume, approximately $21 million due to improved pricing and product mix, approximately $13 million (as restated) due to lower conversion costs and approximately $9 million due to the favorable impact of currency translation. Higher raw material prices of approximately $15 million and higher SAG costs of approximately $10 million adversely impacted 2003 segment operating income for the nine months.

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

Latin American Tire

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Tire Units	4.7	4.9	13.8	15.0
Sales	$262.1	$220.0	$752.1	$719.7
Segment Operating Income	43.8	25.6	104.2	79.3
Segment Operating Margin	16.7%	11.6%	13.9%	11.0%

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

     Revenues in the 2003 third quarter increased 19.1% from the 2002 period due primarily to changes in pricing and mix and the positive effect of currency translation of approximately $4 million (as restated).

     For the nine months, revenues increased 4.5% compared to 2002 primarily due to improvements in price and mix. Partially offsetting these improvements in 2003 was the negative impact of currency translation of approximately $96 million (as restated) and lower volume.

     Segment operating income (as restated) in the 2003 quarter increased 71.1% from the 2002 period. Segment operating income was favorably impacted by approximately $37 million related to improvements in pricing and mix. Increased raw material costs of approximately $16 million negatively impacted segment operating income compared to the 2002 period.

     Segment operating income (as restated) in the first nine months of 2003 increased 31.4% from the 2002 period due primarily to mix and pricing of approximately $110 million offsetting the adverse impact of currency translation of approximately $30 million (as restated). Negatively impacting segment operating income for 2003 were higher raw material prices of approximately $41 million and increased conversion costs of approximately $10 million (as restated).

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

Asia Tire

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Tire Units	3.2	3.4	10.0	9.6
Sales	$140.1	$136.4	$429.9	$392.7
Segment Operating Income	10.3	12.3	36.2	32.5
Segment Operating Margin	7.4%	9.0%	8.4%	8.3%

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

     Revenues in 2003 increased 2.7% (as restated) in the third quarter from the 2002 period due primarily to the impact of currency translation of approximately

$3 million. Improved pricing and product mix also favorably impacted revenues in the 2003 third quarter.

     For the nine months of 2003, revenues increased 9.5% (as restated) compared to the 2002 period primarily due to higher volume and higher selling prices. Currency translation of approximately $9 million also favorably impacted revenues in the 2003 nine months.

     Segment operating income (as restated) in the third quarter decreased 16.3% compared to the 2002 period due to higher raw material prices of approximately $6 million (as restated). Improved pricing and product mix of approximately $2 million (as restated) and the favorable impact of currency translation of approximately $2 million favorably impacted 2003 segment operating income.

     For the first nine months of 2003, segment operating income (as restated) increased 11.4% compared to the 2002 period due to improved pricing and product mix of approximately $13 million, higher volume of approximately $4 million, the favorable impact of currency translation of approximately $5 million and lower conversion costs of approximately $1 million. 2003 segment operating income was adversely affected by higher raw material prices of approximately $20 million.

     Segment operating income (as restated) in 2003 did not include the second quarter gain on the sale of land of $2.1 million. Segment operating income in 2002 did not include net rationalization credits, recorded in the third quarter, totaling $1.1 million.

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

     The following presents 100% of the sales and operating income (loss) of SPT:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Net sales	$158.6	$126.6	$459.1	$389.9
Operating income (loss)	2.6	(2.5)	2.4	(8.4)

SPT debt totaled $170.2 million at September 30, 2003, of which $57.6 million is payable to Goodyear. At December 31, 2002, SPT debt totaled $131.3 million, of which $26.3 million was payable to Goodyear.

Engineered Products

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Sales	$299.9	$274.5	$890.8	$861.5
Segment Operating Income	14.3	10.3	25.9	34.4
Segment Operating Margin	4.8%	3.8%	2.9%	4.0%

Engineered Products revenues increased 9.3% in the third quarter of 2003 from 2002 due largely to higher sales of industrial and military products. Revenues were favorably impacted by currency translation of approximately $13 million.

     Revenues increased 3.4% in the first nine months of 2003 from 2002 due largely to strong sales of industrial, replacement and military products, while sales of OE and heavy duty products declined. Revenues were favorably impacted by currency translation of approximately $20 million (as restated).

     Segment operating income (as restated) increased 38.8% in the third quarter of 2003 compared to the 2002 period due to the favorable impact of currency translation of approximately $1 million (as restated), raw material substitutions resulting in lower raw material costs of approximately $2 million (as restated), and increased volume of approximately $1 million. 2003 segment operating income was negatively impacted by unfavorable pricing and product mix of approximately $3 million and higher conversion costs of approximately $1 million.

     For the nine month period, segment operating income (as restated) decreased 24.7% in 2003 compared to the 2002 period. 2003 segment operating income was favorably impacted by foreign currency translation of approximately $3 million, raw material substitutions resulting in lower raw material costs of approximately $3 million, lower research and development expenditures of approximately $3 million and other cost improvements of approximately $6 million. Segment operating income for the nine months of 2003 was negatively impacted by adjustments recorded in conjunction with the restatement. It was not possible to allocate the amount of Engineered Products’ account reconciliation adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. 2003 segment operating income was also negatively impacted by the unfavorable impact of pricing and product mix of approximately $5 million and lower volume of approximately $3 million.

     Segment operating income in the nine months of 2003 did not include rationalization charges totaling $20.5 million, including $17.3 million in the third quarter. Segment operating income in the nine months of 2003 also did not include the loss on asset sale of $6.3 million recorded in the third quarter. Segment operating income in 2002 did not include the gain from the sale of land and buildings, recorded in the third quarter, totaling $0.6 million.

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

Chemical Products

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Sales	$306.7	$247.0	$909.8	$682.5
Segment Operating Income	27.4	14.2	79.4	54.1
Segment Operating Margin	8.9%	5.7%	8.7%	7.9%

Chemical Products revenues increased 24.2% (as restated) in the 2003 third quarter and 33.3% (as restated) in the nine month period compared to the 2002 periods. Approximately 63% of the total pounds of synthetic materials sold by the Chemical Products segment in 2003 were to Goodyear’s other segments. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products Segment. Revenues in both 2003 periods increased primarily due to higher net selling prices resulting from the pass through of higher raw material and energy costs. The relatively strong Euro also contributed favorably to 2003 revenue.

     Segment operating income (as restated) in the 2003 third quarter increased 93.0% from the 2002 period. Higher net selling prices of approximately $33 million and favorable currency translation of approximately $3 million positively impacted segment operating income. Increases in raw material costs of approximately $19 million and increased production costs of approximately $5 million had an unfavorable impact on segment operating income. The natural rubber operations contributed approximately $3 million of the improvement through pricing and volume.

     For the first nine months of 2003, segment operating income (as restated) increased 46.8% from the 2002 period. Higher net selling prices of approximately $128 million and currency translation of approximately $13 million favorably impacted 2003 segment operating income. Higher raw material costs of approximately $100 million and higher production costs of approximately $22 million negatively impacted segment operating income. The natural rubber operations contributed approximately $8 million (as restated) of the improvement through pricing and volume.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash used in operating activities was $849.8 million (as restated) during the first nine months of 2003, as reported on the Company’s Consolidated Statement of Cash Flows (as restated). Working capital increased from September 30, 2002 to September 30, 2003, due primarily to increased cash and cash equivalents, accounts receivable and inventory. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program effective April 1, 2003. Working capital requirements for accounts receivable increased primarily in Europe and North America. For further information, refer to the note to the financial statements (as restated), No. 6, Accounts Receivable.

INVESTING ACTIVITIES

Net cash used in investing activities was $144.1 million (as restated) during the first nine months of 2003. Capital expenditures were $269.2 million (as restated), and were primarily for plant modernizations and new tire molds. The amount of capital expenditures are restricted under the Company’s restructured credit facilities.

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2003	2002	2003	2002
Capital Expenditures	$85.8	$121.1	$269.2	$293.8
Depreciation and Amortization	158.2	149.5	460.9	452.5

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $1.07 billion (as restated) during the first nine months of 2003.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	September 30, 2003	December 31, 2002	September 30, 2002
Consolidated Debt	$4,943.8	$3,643.0	$3,631.3
Debt to Debt and Equity	98.1%	93.4%	57.7%

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

     In addition to the $139.7 million of GDTE receivable programs, the Company had $12.3 million outstanding under other non-domestic receivable financing programs.

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

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three- and nine-month periods ended September 30, 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Restated
	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2003	September 30, 2003
Net Loss	$(118.2)	$(367.7)
Consolidated Interest Expense	84.5	234.8
Income Tax	1.2	46.2
Depreciation and Amortization Expense	158.2	460.9

EBITDA	125.7	374.2
Credit Agreement Adjustments:
Other (Income) and Expense	79.8	188.9
Foreign Currency Exchange	10.8	29.8
Equity in (Earnings) Losses of Affiliates	0.2	4.5
Minority Interest in Net Income (Loss) of Subsidiaries	8.8	32.3
Non-cash Extraordinary Gains	—	—
Non-cash Non-recurring Items	—	—
Rationalizations	54.3	130.4
Less Excess Cash Rationalization Charges	(8.9)	(12.9)

Consolidated EBITDA	$270.7	$747.2

Credit Ratings

The current credit ratings for the Company are presented below:

	S&P	Moody’s
Senior Secured Asset-Backed Facilities	BB+	Ba2
U.S. and European Facilities	BB-	Ba2
Corporate Rating	BB-	Ba3 (implied)
Senior Unsecured Debt	B+	B1

In addition, Fitch rates the Company’s secured facilities “B+” and the Company’s unsecured debt “B.” Moody’s currently maintains a stable outlook for the Company, while S&P maintains a negative outlook. Unless the Company’s debt credit ratings and operating performance improve, its access to the credit markets in the future may be limited. Moreover, a further reduction in the Company’s credit ratings would further increase the cost of any financing initiatives the Company may pursue.

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

Future Liquidity Requirements

Subject to the uncertainties and contingencies identified elsewhere in this document, including but not limited to the risks identified in “Forward-Looking Information – Safe Harbor Statement,” and based upon the Company’s projected operating results, the Company believes that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service and capital expenditures.

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

	Restated
(In millions)	Payment Due by Period as of September 30, 2003
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Long Term Debt (1)	$4,877.2	$160.1	$1,854.4	$1,353.2	$599.6	$102.0	$807.9
Capital Lease Obligations (2)	105.6	9.6	9.4	8.1	7.5	7.4	63.6
Operating Leases (3)	1,454.5	283.6	233.9	188.7	144.7	105.8	497.8
Binding Commitments (4)	490.9	456.4	16.1	9.6	1.7	1.4	5.7

Total Contractual Cash Obligations	$6,928.2	$909.7	$2,113.8	$1,559.6	$753.5	$216.6	$1,375.0

	Amount of Commitment Expiration per Period
Other Off-Balance-Sheet Financial Guarantees Written and Other Commitments (5)	$74.3	$53.3	$2.2	$0.5	$0.1	$4.9	$13.3

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $66.6 million (as restated).

(3)	Operating leases do not include minimum sublease rentals of $40.9 million, $32.1 million, $23.3 million, $16.3 million, $10.9 million and $13.5 million in each of the periods above, respectively, for a total of $137.0 million. Net operating lease payments total $1,317.5 million (as restated). The present value of operating leases is $797.8 million (as restated). The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(5)	Other off-balance-sheet financial guarantees written and other commitments include, at September 30, 2003, approximately $46.5 million related to an option held by one of Goodyear’s minority partners in Sava Tire to require Goodyear to purchase the partner’s 20% equity interest in Sava Tire. The minority partner may exercise its option during various periods extending through 2005.

          In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. SRI’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire SRI’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), formerly Pacific Dunlop Ltd., has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase

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

     The following tables present information at September 30:

(Dollars in millions)
Interest Rate Swap Contracts	2003	2002
Fixed Rate Contracts:
Notional principal amount	$325.0	$325.0
Pay fixed rate	5.00%	5.00%
Receive variable LIBOR	1.14	1.80
Average years to maturity	0.50	1.50
Fair value – liability	$(6.3)	$(15.4)
Pro forma fair value – liability	(6.4)	(16.1)
Floating Rate Contracts:
Notional principal amount	$200.0	$250.0
Pay variable LIBOR	2.91%	3.80%
Receive fixed rate	6.63	6.63
Average years to maturity	3.21	4.20
Fair value – asset	$17.5	$20.7
Pro forma fair value – asset	18.3	22.4

The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2003	2002	2003	2002
Fixed Rate Contracts:
Notional principal	$325.0	$325.0	$325.0	$325.0
Pay fixed rate	5.00%	5.00%	5.00%	5.00%
Receive variable LIBOR	1.10	1.85	1.27	1.94
Floating Rate Contracts:
Notional principal	$200.0	$250.0	$209.0	$195.0
Pay variable LIBOR	2.91%	3.77%	3.05%	3.73%
Receive fixed rate	6.63	6.63	6.63	6.63

     The following table presents fixed rate debt information at September 30:

(In millions)
Fixed Rate Debt	2003	2002
Fair value – liability	$2,035.0	$2,229.9
Carrying amount – liability	2,241.8	2,427.7
Pro forma fair value – liability	2,105.1	2,310.3

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

     The following table presents foreign currency contract information at September 30:

(In millions)	Restated
Foreign Exchange Contracts	2003	2002
Fair value – asset	$48.3	$32.9
Pro forma change in fair value	(26.4)	26.5
Contract maturities	10/03-12/18	10/02-3/06
Fair value – asset (liability):
Swiss franc swap-current	$(2.0)	$(3.0)
Swiss franc swap-long term	37.8	23.0
Euro swaps-current	6.4	(2.5)
Euro swaps-long term	17.5	7.2
Other-current asset	3.0	14.6
Other-current liability	(14.4)	(6.4)

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

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. This Form 10-Q/A contains restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended September 30, 2003.

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

     In connection with the restatement process and the internal investigation by the Audit Committee, the Company has dedicated substantial resources to the review of its control processes and procedures. As a result of that review, the Company has determined that it will strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Specific remedial measures that have already been undertaken, principally since the beginning of 2004, include the following:

•	Various disciplinary actions (ranging from reprimand to termination) against numerous employees;

•	Restructured reporting relationships within the finance function such that the finance directors of all seven strategic business units report directly to the Chief Financial Officer and the controllers of these business units report to the Corporate Controller;

•	Changed compensation structures for business unit finance directors so that compensation is no longer directly tied to financial performance of the business unit;

•	Increased staffing (including the use of temporary personnel) in various aspects of the Company’s finance and internal audit functions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Streamlined the organization of its European Business Unit to eliminate a level of management and financial reporting;

•	Continued conducting enhanced training on the certification process whereby senior finance management explained each matter to be certified with each of the seven strategic business units and their local management teams;

•	Commissioned a review of a significant portion of open workers’ compensation claims, including a certification by an outside administrator that such claims had been properly valued; and

•	Revised procedures with respect to opening bank accounts to ensure appropriate oversight by the Treasury Department.

     A number of other initiatives to strengthen the Company’s internal controls are currently in process or under development. These include:

•	Expanding the personnel, resources and responsibilities of the internal audit function;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function, through improved and formalized training;

•	Development of new and enhanced monitoring controls;

•	Simplification of financial processes and information technology systems;

•	Creation of a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process and finance issues in general and to encourage associates to raise issues for review and/or resolution; and

•	Review all accounting policies and procedures, and where appropriate make modifications.

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

Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

Changes in Internal Control over Financial Reporting.

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the third quarter of 2003 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
THE RIGHTS OF SECURITY HOLDERS,
INCLUDING INDENTURES

(a) Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of Goodyear; EquiServe Trust Company, N.A., as transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Registration Statement on Form S-3, File No. 333-90786).

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