Form 10-Q
period 2004-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-08-05
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2004:	175,340,777

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
S I G N A T U R E S
INDEX OF EXHIBITS
EX-4.1 Third Amendment to Amended & Restated Revolving Credit
EX-4.2 Third Amendment to Term Loan & Revolving Credit
Ex-4.3 Fourth Amendment to Ter Loat & Revolving Credit
Ex-4.4 Second Amendment to Amended & Restated Term Loan
Ex-10.1 Letter Agreement
Ex-12 Statement Regarding Computation of Ratios
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET SALES	$4,508.9	$3,753.3	$8,799.8	$7,299.1
Cost of Goods Sold	3,582.8	3,038.8	7,048.5	6,001.6
Selling, Administrative and General Expense	689.7	594.0	1,374.6	1,165.3
Rationalizations (Note 2)	10.0	15.4	33.8	76.1
Interest Expense	87.0	82.4	171.2	140.8
Other (Income) and Expense (Note 3)	37.5	29.4	80.6	73.0
Foreign Currency Exchange (Gain) Loss	(2.2)	18.1	3.7	19.0
Equity in (Earnings) Losses of Affiliates	(1.9)	0.9	(3.7)	4.3
Minority Interest in Net Income of Subsidiaries	20.3	13.3	26.6	23.5

Income (Loss) before Income Taxes	85.7	(39.0)	64.5	(204.5)
United States and Foreign Taxes on Income	60.6	14.0	116.3	45.0

NET INCOME (LOSS)	$25.1	$(53.0)	$(51.8)	$(249.5)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.14	$(0.30)	$(0.30)	$(1.42)

Average Shares Outstanding (Note 4)	175.3	175.3	175.3	175.3
NET INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.14	$(0.30)	$(0.30)	$(1.42)

Average Shares Outstanding (Note 4)	176.8	175.3	175.3	175.3

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30,	December 31,
	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,300.6	$1,541.0
Restricted cash (Note 1)	85.1	23.9
Accounts and notes receivable, less allowance — $131.4 ($128.2 in 2003)	3,148.8	2,621.5
Inventories:
Raw materials	516.8	459.2
Work in process	142.8	112.2
Finished products	2,018.2	1,893.6

	2,677.8	2,465.0
Prepaid expenses and other current assets	263.5	336.7

Total Current Assets	7,475.8	6,988.1
Long-term Accounts and Notes Receivable	226.5	255.0
Investments in and Advances to Affiliates	34.9	177.5
Other Assets	83.3	74.9
Goodwill	624.6	622.5
Other Intangible Assets	146.8	161.8
Deferred Income Tax	397.5	397.5
Deferred Pension Costs	865.3	868.3
Deferred Charges	245.9	252.7
Properties and Plants, less accumulated depreciation — $7,321.5 ($7,246.8 in 2003)	5,161.2	5,207.2

Total Assets	$15,261.8	$15,005.5

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,688.1	$1,572.9
Compensation and benefits	1,050.2	983.1
Other current liabilities	526.5	572.2
United States and foreign taxes	356.7	306.1
Notes payable (Note 5)	145.3	137.7
Long-term debt due within one year (Note 5)	1,195.8	113.5

Total Current Liabilities	4,962.6	3,685.5
Long-term Debt and Capital Leases (Note 5)	3,916.0	4,826.2
Compensation and Benefits	4,639.5	4,540.4
Other Long-term Liabilities	1,117.8	1,140.8
Minority Equity in Subsidiaries	773.4	825.7

Total Liabilities	15,409.3	15,018.6
Commitments and Contingent Liabilities (Note 7)
Shareholders’ Deficit:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares — 175.3 in 2004 and 2003 after deducting 20.3 treasury shares (20.4 in 2003)	175.3	175.3
Capital Surplus	1,390.3	1,390.2
Retained Earnings	928.6	980.4
Accumulated Other Comprehensive Loss	(2,641.7)	(2,559.0)

Total Shareholders’ Deficit	(147.5)	(13.1)

Total Liabilities and Shareholders’ Deficit	$15,261.8	$15,005.5

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income(Loss)	$25.1	$(53.0)	$(51.8)	$(249.5)
Other Comprehensive Income(Loss):
Foreign currency translation gain (loss)	(62.9)	139.9	(99.4)	201.8
Minimum pension liability	6.8	(23.6)	1.6	(21.1)
Deferred derivative gain (loss)	3.5	3.9	(1.3)	21.7
Reclassification adjustment for amounts recognized in Income	(3.5)	5.8	7.9	(8.1)
Tax on derivative reclassification adjustment	—	(2.2)	(3.6)	(2.0)
Unrealized investment gain	5.0	10.9	12.1	9.6

Comprehensive Income(Loss)	$(26.0)	$81.7	$(134.5)	$(47.6)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51.8)	$(249.5)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	309.1	302.7
Rationalizations (Note 2)	0.9	21.1
Asset sales (Note 3)	(4.8)	5.1
Fire loss deductible expense (Note 3)	11.6	—
Net cash flows from sale of accounts receivable	43.2	(647.2)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(532.5)	(403.2)
Inventories	(94.7)	(191.3)
Accounts payable — trade	(16.7)	59.1
Prepaid expenses and other current assets	76.9	147.4
Compensation and benefits	163.4	26.8
United States and foreign taxes	43.6	122.9
Other assets and liabilities	58.9	(61.2)

Total adjustments	58.9	(617.8)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	7.1	(867.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(164.9)	(183.4)
Short-term securities redeemed	—	26.0
Asset dispositions	11.3	84.9
Acquisitions	(51.4)	(71.2)
Other transactions	—	101.4

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(205.0)	(42.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt incurred	106.3	408.6
Short-term debt paid	(145.7)	(658.0)
Long-term debt incurred	1,362.6	2,920.2
Long-term debt paid	(1,220.0)	(1,441.1)
Common stock issued	0.1	0.1
Dividends paid to Sumitomo	(13.0)	(15.7)
Debt issuance costs	(37.2)	(104.1)
Increase in restricted cash	(61.2)	(32.4)
Other transactions	—	27.9

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(8.1)	1,105.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34.4)	30.1

Net Change in Cash and Cash Equivalents	(240.4)	226.0
Cash and Cash Equivalents at Beginning of the Period	1,541.0	918.1

Cash and Cash Equivalents at End of the Period	$1,300.6	$1,144.1

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Consolidated Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of The Goodyear Tire & Rubber Company.

     Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which they hold a controlling financial interest through means other than the majority ownership of voting equity. Controlling financial interests typically are present when a company either 1) has the direct or indirect ability to make decisions about the VIE’s activities, 2) holds an obligation to absorb expected losses of a VIE, or 3) is entitled to receive the expected residual returns of a VIE. FIN 46 became effective immediately for all VIEs created after January 31, 2003, and required certain disclosures in financial statements issued after January 31, 2003, about the nature, purpose, size and activities of all VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also required companies to consolidate VIEs created before February 1, 2003, in financial statements for periods ending after June 15, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for entities that are not special purpose entities (SPEs) until the first reporting period ending after March 15, 2004.

     The Company applied the provisions of FIN 46, effective July 1, 2003, to those VIEs representing lease-financing arrangements with SPEs. The Company is a party to lease agreements with several unrelated SPEs that are VIE’s as defined by FIN 46. The agreements are related to certain North American distribution facilities and certain corporate aircraft. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003.

     The Company had evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two previously unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $315 million and total liabilities of approximately $317 million. Net sales for both SPT and T&WA of approximately $327 million and $581 million were included in Goodyear’s total consolidated net sales for the second quarter and first six months of 2004, respectively. Income of approximately $2 million before income taxes and a loss of approximately $1 million before taxes was recorded for both SPT and T&WA during the second quarter and first six months of 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Goodyear and certain of its subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia PTY Limited, a wholly owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited PTY guarantee SPT’s obligations under credit facilities in the amount of $72.7 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of June 30, 2004, the carrying amount of the secured assets of these certain subsidiaries was $199.8 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear guarantees an industrial revenue bond obligation of T&WA in the amount of $7.0 million. The guarantee is unsecured.

Restricted Cash

Restricted cash includes insurance proceeds related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. At June 30, 2004, cash balances totaling $85.1 million were subject to such restrictions, compared to $23.9 million at December 31, 2003.

Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period.

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Six Months Ended
(In millions, except per share)	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$25.1	$(53.0)	$(51.8)	$(249.5)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.4	0.3	0.7	—
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(3.8)	(7.0)	(7.6)	(13.4)

Net income (loss) as adjusted	$21.7	$(59.7)	$(58.7)	$(262.9)

Net income (loss) per share:
Basic — as reported	$0.14	$(0.30)	$(0.30)	$(1.42)
— as adjusted	0.12	(0.34)	(0.33)	(1.50)
Diluted — as reported	$0.14	$(0.30)	$(0.30)	$(1.42)
— as adjusted	0.12	(0.34)	(0.33)	(1.50)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

     To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Accrual balance at December 31, 2003	$108.5	$33.4	$141.9
First quarter charge	20.9	3.1	24.0
Incurred	(44.9)	(3.5)	(48.4)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.1)	(0.1)	(0.2)

Accrual Balance at March 31, 2004	84.4	34.4	118.8
Second quarter charge	3.9	6.3	10.2
Incurred	(22.4)	(8.0)	(30.4)
Reversed	(0.2)	—	(0.2)

Accrual balance at June 30, 2004	$65.7	$32.7	$98.4

     2004 rationalization actions consist primarily of administrative consolidations and a manufacturing consolidation in the European Union Tire segment. Approximately 500 associates will be released under programs initiated in 2004 (approximately 120 from plans initiated in the second quarter of 2004), of which 210 were exited in the first six months of 2004 (150 were exited in the second quarter of 2004.)

     During the second quarter of 2004, net charges of $10.0 million ($8.6 million after tax or $0.05 per share) were recorded, which included reversals of $0.2 million ($0.1 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes, and new charges of $10.2 million ($8.7 million after tax or $0.05 per share.) Included in the $10.2 million of new charges are $6.7 million of expenses, consisting of $0.9 million of associate-related costs and $4.8 million of other than associate-related costs incurred in the second quarter of 2004 related to plans initiated in 2003, and $1.0 million of associate-related costs for a plan initiated in 2000. The $3.5 million of new charges for plans initiated in 2004 primarily relates to future cash outflows for associate severance costs.

     For the first six months of 2004, net charges of $33.8 million ($29.1 million after-tax or $0.16 per share) were recorded, which included reversals of $0.4 million ($0.3 million after-tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $34.2 million ($29.4 million after tax or $0.17 per share). Included in the $34.2 million of new charges are $9.7 million of expenses, consisting of $2.0 million of associate-related costs and $6.7 million of other than associate-related costs incurred during the first six months of 2004 related to plans initiated in 2003, and $1.0 million of associated-related costs for a plan initiated in 2000. Of the $24.5 million of new charges for plans initiated in 2004, $24.1 million relates to future cash outflows, primarily associate severance costs, and $0.4 million relates to non-cash pension curtailments.

     In the second quarter of 2004, $22.4 million and $8.0 million was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. During the first six months of 2004, $67.3 million and $11.5 million was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. The majority of the remaining $98.4 million accrual balance at June 30, 2004 for all programs is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire, and Engineered Products segments. During the second quarter of 2004, $0.3 million was recorded as Costs of Goods Sold and $0.3 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the first six months of 2004, $4.5 million was recorded as Cost of Goods sold and $0.4 million was recorded as Selling, Administrative and General expense for accelerated depreciation charges.

     The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

		Charge Recorded for	Charge Recorded for the
	Total Charge Expected	the Three Months	Six Months Ended
(In millions)	To be Recorded	Ended June 30, 2004	June 30, 2004
European Union Tire	$25.7	$3.5	$23.3
Corporate	1.2	—	1.2

	$26.9	$3.5	$24.5

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the second half of 2004.

     During the full year 2003, net charges of $291.5 million ($267.1 million after tax or $1.52 per share) were recorded, which included reversals of approximately $16 million (approximately $14 million after tax or $0.08 per share) related to all plans for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 880 were exited during the first six months of 2004 of which 200 were exited during the second quarter of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $17.2 million, and $77.9 million, was recorded during the second quarter and the first six months of 2003, respectively.

     The following table summarizes, by segment, the total charges expected to be recorded, the new charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to plans initiated in 2003:

	Total Charge
	Expected	Charge	Charge	Amount
	To be Recorded	Recorded	Recorded	Reversed
(In millions)	(exluding reversals)	in 2004	to Date	to Date
North American Tire	$220.0	$5.7	$206.4	$8.8
European Union Tire	63.0	1.9	61.2	1.2
Latin American Tire	12.0	0.7	11.1	0.4
Engineered Products	32.0	0.4	29.8	0.2
Corporate	8.0	—	7.4	0.2

	$335.0	$8.7	$315.9	$10.8

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the remainder of 2004 and 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Asset sales	$(2.4)	$14.4	$(6.5)	$13.0
Interest income	(6.4)	(6.6)	(13.6)	(11.8)
Financing fees and financial instruments	28.1	25.1	61.7	53.1
General & product liability — discontinued products	12.1	(9.1)	19.8	10.0
Insurance fire loss deductible	—	—	11.7	—
Miscellaneous	6.1	5.6	7.5	8.7

	$37.5	$29.4	$80.6	$73.0

Other (Income) and Expense for the second quarter of 2004 included a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in North American Tire and European Union Tire. Other (Income) and Expense for the second quarter of 2003 included a loss of $17.8 million ($9.0 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and assets in European Union Tire, and a gain of $3.4 million ($2.8 million after tax or $0.02 per share) on the sale of land in Asia/Pacific Tire (formerly known as “Asia Tire”) and the sale of assets in the European Union Tire segment. Other (Income) and Expense for the first six months of 2004 included a gain of $7.5 million ($5.6 million after tax or $0.03 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products and a loss of $1.0 million ($0.9 million after tax or $0.01 per share) on the sale of corporate assets and assets in the European Union Tire segment. Other (Income) and Expense in the first six months of 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of SRI shares and a gain of $4.6 million ($3.8 million after tax or $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire and the sale of assets in European Union Tire.

     Financing fees and financial instruments in the first six months of 2004 included $13.7 million of deferred costs written off in connection with the Company’s refinancing activities during the first quarter of 2004. Refer to Note 5, Financing Arrangements, for further information on the Company’s 2004 refinancing activities.

     General & product liability—discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $12.1 million of expense recorded in the second quarter of 2004, $3.2 million relates to Entran II claims and $8.9 million relates to asbestos claims, net of probable insurance recoveries. Of the $19.8 million of expense recorded in the first six months of 2004, $9.9 million relates to Entran II claims and $9.9 million relates to asbestos claims, net of probable insurance recoveries. During the second quarter of 2003, net probable insurance recoveries of $61.8 million related to asbestos were recorded, the effects of which were partially offset by expenses of $52.7 million related to Entran II claims. During the first six months of 2003, expense of $55.6 million related to Entran II claims were partially offset by $45.6 million in net probable insurance recoveries related to asbestos. Refer to Note 7, Commitments and Contingent Liabilities, for further discussion.

     Other (Income) and Expense in the first half of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the second quarter of 2004, approximately $12 million in insurance recoveries were received related to these fire losses, however, as of June 30, 2004, Goodyear did not record any insurance recoveries in excess of the net book value of the assets destroyed (less the insurance deductible limits). Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Average shares outstanding — basic	175.3	175.3	175.3	175.3
Dilutive securities (1.2 million stock options, 0.3 other)	1.5	—	—	—

Average shares outstanding — diluted	176.8	175.3	175.3	175.3

     For all periods presented, average shares outstanding-diluted excludes the effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares, as the effect would have been antidilutive. In addition, restricted stock and performance grants have been excluded from the calculation of average shares outstanding-diluted, as the effect would have been antidilutive in both the periods ended June 30, 2004 and 2003.

     The average shares outstanding-diluted for the first six months of 2004 does not include the antidilutive impact of 1.5 million shares of potential common stock associated with stock options with exercise prices that were less than the average market price of the Company’s common shares.

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $6.53 billion available at June 30, 2004, of which $782.2 million was unused.

Short-Term Debt and Financing Arrangements

At June 30, 2004, Goodyear had short-term committed and uncommitted credit arrangements totaling $302.8 million, of which $59.8 million ($6.7 million unused) related to the consolidation of VIEs. Of the total amount, $157.6 million was unused. These arrangements are available primarily to certain of the Company’s international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $1,341.1 million at June 30, 2004 ($251.2 million at December 31, 2003), of which $54.6 million related to the consolidation of VIEs. Current maturities of long-term debt which includes the maturity of the 6.375% Euro Note and European credit facilities represents $1,195.8 million, with a weighted-average interest rate of 6.13% at June 30, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $145.3 million, of which $53.2 million related to VIEs consolidated in the period, was short-term debt of international subsidiaries, with a weighted-average interest rate of 6.49% at June 30, 2004 ($137.7 million and 4.81% at December 31, 2003, respectively).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt and Financing Arrangements

At June 30, 2004, Goodyear had long-term credit arrangements totaling $6.23 billion, of which $624.6 million were unused.

     The following table presents long-term debt at June 30, 2004 and December 31, 2003:

(In millions)	2004	2003
6.375% Euro notes due 2005	$484.3	$504.6
5.375% Swiss franc bonds due 2006	126.3	128.0
Notes:
6 5/8% due 2006	224.9	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.4	—
7% due 2028	149.1	149.1
Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$400 million senior secured term loan European facility due 2005	400.0	400.0
$800 million senior secured asset-backed term loan due 2006	800.0	800.0
$650 million senior secured asset-backed term loan due 2006	650.0	—
Revolving credit facilities due 2005 and 2006	320.0	839.0
Other domestic and international debt	207.0	173.3

	5,058.8	4,891.6
Capital lease obligations	53.0	48.1

	5,111.8	4,939.7
Less portion due within one year	1,195.8	113.5

	$3,916.0	$4,826.2

     At June 30, 2004, the fair value of Goodyear’s long-term fixed rate debt amounted to $2.61 billion, compared to its carrying amount of $2.62 billion. At December 31, 2003, the fair value of Goodyear’s long-term fixed rate debt amounted to $2.11 billion, compared to its carrying amount of $2.23 billion. The difference between the fair values and the carrying values in 2004 and 2003 was attributable to the issuance of the 11% Notes due 2011 in 2004, and higher fixed rate debt in foreign subs, partially offset by the retirement of the $645 million senior secured U.S. term facility in March 2004. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the 6 5/8% Notes due 2006 was hedged by floating interest rate contracts of $200 million at June 30, 2004 ($200 million at December 31, 2003). The fair value of Goodyear’s variable rate debt approximated its carrying amount at June 30, 2004 and December 31, 2003.

     The Notes and Euro Notes have an aggregate face amount of $2.62 billion and are reported net of unamortized discounts aggregating $4.1 million ($1.96 billion and $1.7 million, respectively, at December 31, 2003). At June 30, 2004, the interest rate on the 6 5/8% Note maturing in 2006 was hedged by interest rate swap contracts. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under the Company’s U.S. term facility discussed below, to permanently reduce its commitment under the U.S. revolving credit facility discussed below by $70 million, and for general corporate purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     At June 30, 2004, the bank term loans due 2005 and 2006 were comprised of $1.85 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted-average rate of 5.64% per annum. At December 31, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted-average rate of 5.17% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2005 and 2006 was hedged by interest rate contracts. There were no domestic short-term bank borrowings outstanding at June 30, 2004 or December 31, 2003.

     At June 30, 2004, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $320.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted-average rate of 5.24% per annum ($839.0 million and 5.15% at December 31, 2003, respectively).

     Other domestic and international debt at June 30, 2004 and December 31, 2003, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2004-2023. The weighted-average interest rate in effect under these loans was 6.13% at June 30, 2004, compared to 6.25% at December 31, 2003.

$645 Million Senior Secured U.S. Term Facility

As of December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003. On March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. The U.S. term facility had a maturity date of April 30, 2005.

$680 Million Senior Secured U.S. Revolving Credit Facility

The Company’s amended and restated senior secured revolving credit facility (the “U.S. facility”) originally provided for borrowing up to a $750 million commitment at any time until April 30, 2005. On March 12, 2004, $70.0 million of the outstanding balance was prepaid and the bank commitments under this facility were permanently reduced to $680 million. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2004, there were no borrowings and $496.7 million in letters of credit issued. The Company pays an annual commitment fee of 75 basis points on the undrawn portion of the commitment under the U.S. facility. Borrowings under this facility bear interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points, and there is a 400 basis point fee on issued letters of credit. The Company announced on July 21, 2004 that it intended to refinance the U.S. facility with a new $500 million senior secured funded credit facility, which is expected to mature in 2007 and to be secured by the same collateral as the U.S. facility.

     The collateral pledged under the U.S. facility includes:

•	subject to certain exceptions, perfected first-priority security interests in all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its direct-owned foreign subsidiaries;

•	perfected first-priority security interests in and mortgages on certain property, plant and equipment with a book value of at least $1.00 billion;

•	perfected first-priority security interests in and mortgages on substantially all of Goodyear’s other tangible and intangible assets including equipment, contract rights and intellectual property; and

•	perfected third-priority security interests in all accounts receivable and inventory pledged as security under the Company’s $1.95 billion senior secured asset-backed facilities, cash and cash accounts, and 65% of the capital stock of Goodyear Finance Holding S.A.

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
(Unaudited)

shareholders’ equity, in order that the security interests granted to the lenders under the restructured facilities will not be required to be shared with the holders of indebtedness outstanding under the Company’s other existing bond indentures.

     The U.S. facility has customary representations and warranties including material adverse change representations in the Company’s financial condition since December 31, 2002. In addition, the U.S. facility contains certain covenants that, among other things, limit the Company’s ability to incur additional secured indebtedness (including a limit, subject to certain exceptions, of 275 million Euros in accounts receivable transactions), make investments, and sell assets beyond specified limits. The facility prohibits Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the U.S. facility) of at least $2.50 billion for quarters ending in 2004 and $2.00 billion for the quarter ending March 31, 2005. Goodyear also is not permitted to fall below a ratio of 2.00 to 1.00 of consolidated EBITDA to consolidated interest expense (as such terms are defined in the U.S. facility) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the U.S. facility) is not permitted to be greater than 4.00 to 1.00 at any time. As of June 30, 2004, the Company was in compliance with the financial covenants under the U.S. facility.

     The U.S. facility also limits the amount of capital expenditures the Company may make to $500 million in 2004 and thereafter $200 million through April 30, 2005. The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by the Company from permitted asset sales and equity and debt issuances. To the extent the Company does not reach the limit of permitted capital expenditures in any given year, such shortfall may be carried over into the next year. With respect to 2004, increases totaling $270 million are permitted as a result of capital market transactions completed during the first quarter of 2004 and unused allowances from 2003.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of June 30, 2004, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

     GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.

     The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE; and

•	a perfected second-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs.

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

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. On February 20, 2004, the Company added a $650 million term loan tranche to the facility, not subject to the borrowing base, and with junior liens on the collateral securing the facility. As of June 30, 2004, there were borrowings of $70.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. As of June 30, 2004, the $650.0 million tranche was fully drawn. The facilities mature on March 31, 2006.

     Availability under the facilities other than the $650 million term loan tranche is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products segment and Chemical Products segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Maturities

The annual aggregate maturities of long-term debt and capital leases for the five years subsequent to June 30, 2004 are presented below. Maturities of debt supported by the availability of the revolving credit agreements have reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

		Twelve Months Ended June 30,
(In millions)	2005	2006	2007	2008	2009
Debt incurred under or supported by revolving credit agreements	$250.0	$70.0	$—	$—	$—
Other — international	436.3	20.4	63.7	2.2	3.7
Other — domestic	509.5	1,578.1	526.7	101.7	1.7

	$1,195.8	$1,668.5	$590.4	$103.9	$5.4

NOTE 6. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

Goodyear and its subsidiaries provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. The benefit obligation for other postretirement benefits includes $13.9 million for the increase in the Company’s contribution requirements based upon the attainment of certain profit levels by certain businesses in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP), was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. Rules defining “actuarially equivalency” to the Medicare Part D benefit under the Act for purposes of determining which plans would qualify for the subsidy have not yet been finalized. As such, the Company’s measures of accumulated plan benefit obligations and net periodic postretirement benefit cost currently do not reflect any amounts associated with the subsidy. The Company, however, does not expect the adoption of the Act or the FSP, once the rules are finalized, to have a material impact on the Company’s consolidated financial statements.

     Pension cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost — benefits earned during the period	$22.3	$31.2	$46.0	$61.8
Interest cost on projected benefit obligation	105.6	101.5	210.8	202.0
Expected return on plan assets	(87.5)	(78.0)	(172.4)	(155.2)
Amortization of unrecognized: — prior service cost	18.7	18.8	37.8	37.7
— net (gains) losses	29.2	31.4	61.7	62.9
— transition amount	0.3	0.3	0.6	0.5

Net periodic pension cost	88.6	105.2	184.5	209.7
Curtailments / settlements	0.1	7.6	0.9	11.3

Total pension cost	$88.7	$112.8	$185.4	$221.0

     The Company expects to contribute approximately $160 million to its domestic pension plans and approximately $60 million to its foreign pension plans in 2004. For the three and six month periods ended June 30, 2004, the Company contributed $28.2 million and $43.8 million, respectively, to these plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost — benefits earned during the period	$6.4	$6.2	$12.7	$12.9
Interest cost on projected benefit obligation	49.2	45.3	98.2	89.2
Amortization of unrecognized: — prior service cost	11.9	4.5	23.8	9.0
— net (gains) losses	9.2	8.4	18.3	18.3

Net periodic postretirement cost	76.7	64.4	153.0	129.4
Curtailments / settlements	—	4.9	—	7.3

Total postretirement cost	$76.7	$69.3	$153.0	$136.7

     Substantially all domestic employees are eligible to participate in a savings plan. The main Hourly Bargaining Plans provided for matching contributions, through April 20, 2003, (up to a maximum of 6% of the employee’s annual pay or, if less, $12,000) at the rate of 50%. Goodyear suspended the matching contributions for all participants in the main Salaried Plan effective January 1, 2003. The expenses recognized for Goodyear domestic contributions for the three and six month periods ended June 30, 2004 were $1.0 million and $2.1 million ($2.4 million and $8.0 million for the three and six months ended June 30, 2003), respectively.

     In addition, defined contribution pension plans are available for certain foreign employees. The expenses recognized for Company contributions for these plans for the three and six month periods ended June 30, 2004 were $3.3 million and $6.6 million ($1.2 million and $2.3 million for the three and six months ended June 30, 2003), respectively. The 2004 amounts have increased over 2003 primarily due to the inclusion of contributions for SPT due to the adoption of FIN 46.

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2004, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $591.7 million, and off-balance-sheet financial guarantees written and other commitments totaling $13.9 million.

Warranty

At June 30, 2004, Goodyear had recorded liabilities, included in other current liabilities, totaling $13.5 million ($12.3 million at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first six months of 2004 and 2003:

(In millions)	2004	2003
Balance at January 1	$12.3	$11.0
Settlements made during the period	(13.0)	(6.9)
Additional accrual for warranties issued during the period	14.3	7.7
Translation adjustments	(0.1)	—

Balance at June 30	$13.5	$11.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

Goodyear had recorded liabilities totaling $34.0 million and $32.8 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $7.1 million and $7.7 million were included in Other current liabilities at June 30, 2004 and December 31, 2003, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $205.0 million and $194.0 million for anticipated costs related to workers’ compensation at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $118.1 million and $112.7 million were included in Current Liabilities as part of Compensation and benefits at June 30, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $480.8 million and $491.7 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $135.8 million and $142.5 million were included in Other current liabilities at June 30, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $115.2 million at June 30, 2004 and $199.3 million at December 31, 2003. The decrease in insurance receivables between the two periods is primarily due to the receipt of insurance funds related to the Heatway settlement. Of these amounts, $21.3 million and $100.1 million were included in Current Assets as part of Accounts and notes receivable at June 30, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 26,900 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $222 million through June 30, 2004 and approximately $208 million through December 31, 2003.

     A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2004	2003(2)	2002(2)
Pending claims, beginning of period	114,800	100,600	64,500
New claims filed	10,100	24,300	39,800
Claims settled/dismissed	(1,600)	(10,100)	(3,700)

Pending claims, end of period	123,300	114,800	100,600

Payments (1)	$16.9	$29.6	$18.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

(2)	Changes in claims tracking methods resulted in a modification of previously reported claims for these periods.

     In connection with the preparation of its 2003 financial statements, the Company engaged an independent asbestos valuation expert to review the Company’s existing reserves for pending claims, to determine whether or not the Company could make a reasonable estimate of the liability associated with unasserted asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

     The Company, based on the advice of the valuation expert, had recorded liabilities for both asserted and unasserted claims at June 30, 2004 totaling $128.0 million, inclusive of defense costs, compared to $131.1 million at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analyses based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at June 30, 2004 is $30.1 million compared to $31.9 million at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation expert during the preparation of the 2003 financial statements. At June 30, 2004, the Company’s liability with respect to asserted claims and related defense costs was $97.9 million compared to $99.2 million at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and June 30, 2004.

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

     Prior to 2003, Goodyear did not record a receivable for expected recoveries from excess carriers in respect of asbestos related matters. Goodyear has instituted coverage actions against certain of these excess carriers. After consultation with its outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear first recorded a receivable during 2003 which represents an estimate of recovery from its excess coverage insurance carriers relating to potential asbestos related liabilities.

     Based upon the model employed by the valuation expert, the Company’s receivable related to asbestos claims is $106.0 million at June 30, 2004. Based on the Company’s current asbestos claim profile, the Company expects that approximately 83% of asbestos claim related losses will be recoverable up to its accessible policy limits. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $20.7 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2004. Goodyear had recorded insurance receivables of $110.4 million at December 31, 2003. Of this amount, $20.4 million was included in Current Assets as part of Accounts and notes receivable.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company believes that at June 30, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $106.0 million insurance receivable recorded at June 30, 2004. The Company also had approximately $23 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at June 30, 2004.

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

     Under the Original Settlement, Goodyear was to make annual cash contributions to a settlement fund of $40 million, $6 million, $6 million, $8 million and $16 million in 2004, 2005, 2006, 2007 and 2008, respectively. Goodyear was also to make an additional contingent payment of $10 million in each of 2005, 2006, 2007 and 2008 if Goodyear met the following EBITDA target for such year: $1.2 billion in 2004 and $1.4 billion in each of 2005, 2006 and 2007. For purposes of the Original Settlement, EBITDA is defined by reference to the definition of “Consolidated EBITDA” in Goodyear’s $645 million U.S. term loan agreement. In the event the EBITDA target is not met in any given year, the contingent payment will remain payable in the second subsequent year in which the following cumulative EBITDA targets are met: $2.6 billion in 2005, $4.0 billion in 2006 and $5.4 billion in 2007. In addition to the required contributions of Goodyear, 80% of Goodyear’s insurance recoveries from Entran II claims will be paid into the settlement fund. Because the insurance recoveries were less than $120 million at February 27, 2004, the terms of the Original Settlement gave the plaintiffs the right to withdraw from the settlement through May 7, 2004.

     On June 4, 2004, an amended settlement agreement was filed with the United States District Court in New Jersey (the “Amended Settlement”). The Amended Settlement includes all claims involved in the Original Settlement, as well as claimants in the six New England states not in the Original Settlement. Under the Amended Settlement, Goodyear is to make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. Unlike the Original Settlement, no

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contingent payments are to be made under the Amended Settlement. In addition to the funds Goodyear will contribute, the Amended Settlement requires Goodyear to contribute $150 million of insurance proceeds to the settlement fund. Goodyear has received a total of $75 million in insurance recoveries, all of which have been deposited into the settlement fund. In the event that Goodyear has not obtained an additional $75 million of insurance proceeds by the date of the fairness hearing (which is currently scheduled for October 19, 2004), Goodyear will have the right, but not the obligation, to fund the amount of the shortfall. In the event that Goodyear elects to fund any shortfall, Goodyear retains the right to pursue recovery of such amount from its insurers. In the event the Company elects not to fund the shortfall, the Amended Settlement will terminate and the terms of the Original Settlement will again become effective. In the event the Original Settlement becomes effective, all funds in the settlement fund, except 80% of the insurance proceeds, will be returned to the Company. The insurance proceeds remaining in the fund will be used to fund the settlement fund created by the Original Settlement. No assurance can be given as to the Company’s ability to recover insurance proceeds sufficient to adequately fund the settlement. The settlement fund would be used to pay for damage awards to class members, class counsel’s attorney fees, the cost of notice to the class and the cost to administer the claims process.

     Under the Amended Settlement, beginning July 1, 2004, notice of the settlement is being given to potential class members pursuant to a court approved notice plan. Class members will have until September 10, 2004 to opt out of the Amended Settlement. Claimants that opted out of the Original Settlement must affirmatively withdraw their prior opt out notice by submitting a Request to Re-join in order to participate in the Amended Settlement. The Amended Settlement will not eliminate the liability associated with those claimants who opt out of the Amended Settlement or those claimants who do not submit a Request to Re-join this Amended Settlement, however, Goodyear will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the Amended Settlement. Goodyear reserves the right to withdraw from the Amended Settlement if it determines in its sole discretion that an excessive number of persons have excluded themselves from the settlement. In the event that Goodyear withdraws from the Amended Settlement or fails to meet the funding contingencies in the Amended Settlement, the parties will retain their rights and obligations under the Original Settlement. In that event, Goodyear retains its right to withdraw from the Original Settlement if it determines that too many claimants have opted out. In addition, because certain funding contingencies were not met, the plaintiffs also have the right to withdraw from the Original Settlement. Assuming that the funding contingencies in the Amended Settlement are satisfied by October 19, 2004, and Goodyear does not exercise its right to withdraw due to an excessive number of opt outs, the United States District Court in New Jersey is expected to conduct a fairness hearing on October 19, 2004 to resolve any objections and to determine final approval of the Amended Settlement.

     In 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. These cases are excluded from both the Original and the Amended Settlements, and the Company will continue to pursue appeals of these judgments.

     On June 19, 2003, a jury in Colorado Federal court awarded a judgment in an Entran II case against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003. The Company has obtained a stay of proceedings pending appeal of this matter. On May 13, 2004, in another Entran II case, a federal jury in Colorado awarded a judgment against the Company of $3.2 million. The court subsequently awarded plaintiffs $4.8 million in prejudgment interest, all of which was allocated to the Company. On June 21, 2004, a jury in another Entran II case in a Colorado state court awarded the plaintiff $0.6 million in damages, 20% of which was allocated to the Company. These cases are also excluded from both the Original and Amended Settlements.

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
(Unaudited)

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

Customer Financing. At June 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $3.8 million, and which expire at various times through 2011.

Affiliate Financing. The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At June 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $10.1 million, and which expire at various times through 2007. The Company is unable to estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

Indemnifications. At June 30, 2004, the Company was a party to various agreements under which it had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by the Company in the normal course of business; the sale of assets by the Company; the formation of joint venture businesses to which the Company has contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by the Company pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. ACQUISITIONS

During June 2004, Goodyear exercised its call option and purchased the remaining 20% of Sava Tires d.o.o. (Sava Tires), a joint venture tire manufacturing company in Kranj, Slovenia, for approximately $52 million. Following the purchase, the Company transferred Sava Tires to the Company’s 75 percent-owned Goodyear Dunlop Tires Europe affiliate. In conjunction with the purchase of the remaining 20% of Sava Tires, the Company recorded an addition to goodwill of approximately $1.0 million. The acquisition of the remaining 20% of Sava Tires was accounted for under the purchase method of accounting. The purchase price has been allocated on a preliminary basis, as the Company is completing its asset valuations (expected to be completed during the second half of 2004). The Company had purchased its original 60% stake in Sava Tires in 1998 and then completed an additional purchase of 20% in 2002.

NOTE 9. PREFERRED STOCK PURCHASE RIGHTS PLAN

On February 3, 2004, the Company’s Board of Directors, approved an amendment to the Amended and Restated Rights Agreement, dated as of April 15, 2002 (the “Rights Agreement”), between the Company and EquiServe Trust Company, N.A., as Rights Agent, to change the final expiration date of the Rights Agreement from July 26, 2006 to June 1, 2004. The amendment was finalized by the Company and the Rights Agent on March 1, 2004. As a result, the preferred stock purchase rights granted under the Rights Agreement expired at the close of business on June 1, 2004.

NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Sales:
North American Tire	$1,982.0	$1,692.0	$3,745.5	$3,284.2
European Union Tire	1,061.2	961.4	2,171.9	1,889.7
Eastern Europe, Middle East and Africa Tire (formerly Eastern Europe, Africa and Middle East Tire)	300.8	268.6	583.8	496.0
Latin American Tire	291.4	258.3	594.0	490.0
Asia/Pacific Tire	327.0	149.1	649.6	289.8

Total Tires	3,962.4	3,329.4	7,744.8	6,449.7
Engineered Products	368.1	299.0	712.7	590.9
Chemical Products	377.0	303.6	735.0	603.1

Total Segment Sales	4,707.5	3,932.0	9,192.5	7,643.7
Inter-SBU Sales	(198.9)	(179.2)	(392.9)	(356.9)
Other	0.3	0.5	0.2	12.3

Net Sales	$4,508.9	$3,753.3	$8,799.8	$7,299.1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment Operating Income (Loss):
North American Tire	$30.4	$(10.2)	$(1.3)	$(76.7)
European Union Tire	56.6	37.6	125.5	62.6
Eastern Europe, Middle East and Africa Tire	45.8	34.4	88.4	55.3
Latin American Tire	61.5	33.8	123.0	60.4
Asia/Pacific Tire	16.3	12.7	26.6	25.9

Total Tires	210.6	108.3	362.2	127.5
Engineered Products	32.2	20.2	54.6	11.6
Chemical Products	43.0	20.6	85.1	52.0

Total Segment Operating Income	285.8	149.1	501.9	191.1
Rationalizations and asset sales	(7.6)	(29.8)	(27.3)	(89.1)
Accelerated depreciation charges and asset write-offs	(0.6)	(0.7)	(4.9)	(8.2)
Interest expense	(87.0)	(82.4)	(171.2)	(140.8)
Foreign currency exchange	2.2	(18.1)	(3.7)	(19.0)
Minority interest in net income of subsidiaries	(20.3)	(13.3)	(26.6)	(23.5)
Inter-SBU income	(31.7)	(18.2)	(64.5)	(36.0)
Financing fees and financial instruments	(28.1)	(25.1)	(61.7)	(53.1)
Equity in earnings (losses) of corporate affiliates	0.7	(2.2)	0.6	(6.4)
General and product liability — discontinued products	(12.1)	9.1	(19.8)	(10.0)
Expenses for insurance fire loss deductibles	—	—	(11.7)	—
Professional fees associated with the restatement	(9.0)	—	(24.3)	—
Other	(6.6)	(7.4)	(22.3)	(9.5)

Income (Loss) before Income Taxes	$85.7	$(39.0)	$64.5	$(204.5)

     During the first quarter of 2004, out-of-period charges totaling approximately $5 million impacted CGS, of which approximately $3 million was included in the North American Tire segment and approximately $2 million was included in the European Union Tire segment. The North American Tire segment expense related to the reassessment of the estimated discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans, and adjustments to workers’ compensation reserves as part of the Company’s restatement as of December 31, 2003. The European Union Tire segment expense relates to the reconciliation of an intra-company account and to pension adjustments.

     Selling, administrative and general expense in the second quarter of 2004 includes approximately $1 million of out-of-period income, net, which is primarily included in the European Union Tire segment. This income relates primarily to pension adjustments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Rationalizations:
North American Tire	$4.1	$—	$5.7	$48.5
European Union Tire	4.3	8.1	24.9	17.1
Eastern Europe, Middle East and Africa Tire	—	(0.1)	—	(0.1)
Latin American Tire	1.3	4.6	1.8	5.5
Engineered Products	0.3	2.6	0.2	3.2
Corporate	—	0.2	1.2	1.9

Total Rationalizations	$10.0	$15.4	$33.8	$76.1

Other (Income) and Expense:
North American Tire	$(0.9)	$—	$(1.5)	$—
European Union Tire	(1.5)	(1.1)	(3.9)	(2.5)
Asia/Pacific Tire	—	(2.1)	—	(2.1)
Engineered Products	—	—	(1.3)	—
Corporate(1)	39.9	32.6	87.3	77.6

Total Other (Income) and Expense	$37.5	$29.4	$80.6	$73.0

(1)	Includes the expense for general & product liability-discontinued products, insurance fire loss deductibles, and financing fees and financial instruments. See Note 3. Other (Income) and Expense for further discussion.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. FUTURE LIQUIDITY REQUIREMENTS

As of June 30, 2004, the Company had $1.30 billion in cash and cash equivalents, of which $425.0 million was held in the United States and $322.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of June 30, 2004, approximately $217 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At June 30, 2004, the Company also had $782.2 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in 2005 and 2006 is approximately $1.21 billion and $1.96 billion, respectively. Included in these amounts is $650.0 million related to our primary European credit facilities maturing in 2005 and $1.52 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the existing lenders. Because of our debt ratings, operating performance over the past few years and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of those required, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded international pension plans.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company’s master contract with the USWA committed the Company to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003 or the USWA would have the right to file a grievance and strike. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes due 2011, consisting of $450 million of 11% senior secured notes and $200 million of floating rate notes at LIBOR plus 8%. On July 2, 2004, the Company completed a private offering of $350 million in 4% convertible senior notes due 2034 (an equity-linked security). Under the master contract the Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. The Company’s failure to meet the USWA refinancing commitment would give the USWA the right to strike and the Company would be required to pay each covered union employee (approximately 13,700 as of June 30, 2004) $1,000 and each covered union retiree (approximately 13,800 as of June 30, 2004) $500. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company used proceeds from its financing activities in the first quarter of 2004 to pay down and retire the U.S. term loan. In addition, as announced on July 21, 2004, the Company plans to refinance its U.S. revolving credit facility in the third quarter of 2004 with a new $500 million senior secured funded credit facility, which is expected to mature in September 2007. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and demand the repayment of all outstanding loans under these facilities.

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

NOTE 12. SUBSEQUENT EVENTS

On July 2, 2004, Goodyear closed its previously announced offering of 4% Convertible Senior Notes due June 15, 2034 (i.e., an equity-linked security), the proceeds of which are to be used for the paydown of a portion of existing debt and for general corporate purposes. The offering included $350 million in aggregate principal, which reflected the exercise in full of a $50 million initial purchasers’ option. The notes are convertible into shares of Goodyear’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. Refer to Part II, Item 2, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, for further information about the Convertible Senior Notes.

     On July 13, 2004, Goodyear completed the acquisition of the remaining fifty- percent ownership interest of Däckia, a major tire retail group in Sweden, for approximately $10 million. Goodyear originally acquired a fifty-percent stake in Däckia in 1996.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On July 21, 2004, Goodyear announced its intent to refinance its $680 million senior secured U.S. revolving credit facility, which matures on April 30, 2005 with a new $500 million senior secured funded credit facility. The senior secured funded credit facility is expected to mature in 2007 and will be secured by the same collateral as the $680 million senior secured U.S. revolving credit facility it replaces. The transaction is subject to market conditions and the execution of definitive documentation and is expected to close during the third quarter of 2004.

     In July 2004, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument, such as the 4.00% convertible senior notes discussed above, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. If the Financial Accounting Standards Board approves the provisions of EITF No. 04-08, the provisions are expected to be effective for reporting periods ending after December 15, 2004, including the retroactive restatement to the third quarter of 2004 earnings per share amounts. The adoption would result in an increase in the number of average shares outstanding used in the calculation of diluted earnings per share, however the exact amount of shares cannot be determined until further guidance is provided by the EITF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share amounts are diluted)

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognized brand names in the world. We have a broad global footprint with 95 manufacturing facilities in 28 countries. Our business is managed through seven operating segments: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“EEMEA” or Eastern Europe Tire) (formerly known as “Eastern Europe, Africa and Middle East Tire”); Latin America Tire; Asia/Pacific Tire (formerly known as “Asia Tire”); Engineered Products; and Chemical Products.

     We had net income of $25.1 million in the second quarter of 2004 compared to a net loss of $53.0 million for the same period in 2003. Our consolidated results are significantly dependent on the performance of our North American Tire segment. For the second quarter of 2004, North American Tire had segment operating income of $30.4 million compared to a segment operating loss of $10.2 million for the second quarter of 2003. The improvement was due primarily to sustained improvement in pricing and product mix as sales of Goodyear-brand tires remained strong. Additional improvement was a result of savings from rationalization programs and higher volume due to strong sales in the consumer replacement market and commercial OE markets. Our second largest segment, European Union Tire, had segment operating income of $56.6 million and $37.6 million in the second quarter of 2004 and 2003, respectively. The improvement in the European Union segment is also due to improved product and price mix.

     The segment operating income in each of our other five segments also increased compared to the prior year period. For the second quarter of 2004, the Eastern Europe, Middle East and Africa Tire segment reported segment operating income of $45.8 million compared to $34.4 million in the second quarter of 2003. Latin America Tire reported segment operating income of $61.5 million in the second quarter of 2004 compared to $33.8 million in the second quarter of 2003. Segment operating income for Asia/Pacific Tire of $16.3 million for the second quarter of 2004 increased from $12.7 million reported in the second quarter of 2003. Engineered Products and Chemical products reported second quarter 2004 operating income of $32.2 million and $43.0 million, respectively, as compared to 2003 second quarter operating income of $20.2 million and $20.6 million, respectively.

     High raw material costs, particularly for natural rubber, continues to negatively impact our results. Increases in raw material costs increased our Cost of Goods Sold by approximately $41 million and $71 million in the second quarter and first six months of 2004, respectively. We expect that raw material costs will increase between 5% and 7% in 2004 compared to 2003. Interest expense remains high due to our increased level of debt. Interest expense increased from $82.4 million in the second quarter of 2003 to $87.0 million in the second quarter of 2004. Our results for the first six months of 2004 were favorably impacted by stronger than expected growth in the tire industry in a number of markets. In particular, the North American and European OE commercial and consumer replacement markets experienced stronger than anticipated sales.

     A significant indicator of our operating performance is share of sales, especially in our two largest regions, North America and Western Europe. In North America, our share of sales in the replacement segment increased slightly in the second quarter of 2004 as compared to the first quarter of 2004 as sales of Goodyear brand tires remained strong while the share of sales of Dunlop and Kelly brand tires fell. While our private label business declined in the first quarter of 2004, this business increased slightly during the second quarter. Our share of sales in the North American original equipment segment fell slightly during the second quarter of 2004 compared to the first quarter due to a more selective fitment strategy in the consumer original equipment business, despite strong performance in the commercial original equipment business. In Western Europe, in the second quarter, our estimated share of sales in the original equipment segment increased slightly while it decreased slightly in the replacement segment compared to the first quarter of 2004.

     On July 2, 2004, we consummated an offering of $350 million aggregate principal amount of 4% convertible senior notes due June 15, 2034 (i.e., an equity-linked security). The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. We anticipate undertaking additional refinancing activities in 2004, in order to meet our commitments under our agreement with the United Steelworkers of America, address $1.21 billion and $1.96 billion of long-term debt maturing in 2005 and 2006, respectively, make contributions to our domestic pension plans (minimum contributions of approximately $160 million and $325 million to $350 million are expected to be required in 2004 and 2005, respectively, and additional minimum contributions will be required in years beyond 2005), enhance our financial flexibility and ensure adequate liquidity. On July 21, 2004, we announced our plan to refinance our $680 million U.S. revolving credit facility with a $500 million senior secured funded credit facility expected to mature in September 2007. As part of our refinancing efforts, we may also seek to access the capital markets, although our current credit ratings may restrict our ability to do so. Failure to obtain new financing could have a material adverse effect on our liquidity. In addition, while we continue to review potential asset sales, we have decided, as previously disclosed, to retain our Chemical business.

     On June 4, 2004, we entered into an amended settlement agreement to resolve a substantial portion of product liability claims relating to a rubber hose product, Entran II, we previously manufactured. Under the amended settlement, which covers claims in all 50 states and Canada, we are to make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. The amended settlement also contemplates that in addition to the $150 million of Goodyear cash contributions, the settlement fund will be funded by $150 million of insurance recoveries contributed by Goodyear. If we are unable to finalize this or any other Entran II settlement, the terms of an earlier settlement would be in effect. If neither settlement remains in place, we will be subject to numerous claims, the resolution of which could have a material adverse effect on our results of operations, financial position and liquidity.

     We remain subject to an Securities and Exchange Commission (“SEC”) investigation into the facts and circumstances surrounding the restatement of our financial statements. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time. In May 2004, following the conclusion of certain internal investigations initiated by the Company’s Audit Committee, our external auditors advised us that the circumstances it previously identified to the Company as collectively resulting in a material weakness in October 2003 had each individually become a material weakness. Our external auditors further identified an additional material weakness resulting from intentional overrides of internal controls by middle managerial personnel, particularly related to the European Union Tire segment and workers’ compensation liability in the United States, which the Company’s internal investigation had identified and brought to the auditor’s attention. We are currently implementing a remediation plan to address these matters.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the second quarter of 2004 were $4.51 billion, increasing 20.1% from $3.75 billion in the 2003 second quarter. Net income of $25.1 million or $0.14 per share was recorded in the 2004 second quarter compared to a net loss of $53.0 million or $0.30 per share in the 2003 period. The 2004 second quarter included an after-tax rationalization charge of $8.6 million or $0.05 per share compared to an after-tax rationalization charge of $11.5 million or $0.06 per share in 2003.

     In the first six months of 2004, sales of $8.80 billion increased 20.6% from $7.30 billion in the 2003 period. A net loss of $51.8 million or $0.30 per share was recorded in the 2004 first half compared to a net loss of $249.5 million or $1.42 per share in the 2003 first half. The 2004 first half included an after-tax rationalization charge of $29.1 million or $0.16 per share compared to an after-tax rationalization charge of $69.2 million or $0.39 per share in 2003.

     Revenues in the second quarter of 2004 increased approximately $756 million from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $327 million in the second quarter. Revenue increases of approximately $179 million, attributable to pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire and revenue increases of approximately $168 million, attributable to higher unit volume primarily in North American Tire, Engineered Products and European Union Tire had a favorable impact on second quarter 2004 revenues. 2004 revenue also benefited from the positive impact of currency translation of approximately $86 million in the second quarter, mainly in Europe.

     Worldwide tire unit sales in the second quarter of 2004 were 55.0 million units, an increase of 2.2 million units or 4.3% compared to the 2003 period. Tire units increased by approximately 1.3 million units due to the consolidation of a variable interest entity in accordance with FIN 46. North American Tire (U.S. and Canada) volume increased 0.4 million units or 1.6% in the quarter, while international unit sales increased 1.8 million units or 6.7%. Worldwide replacement unit sales increased 2.7 million units or 7.3% from the 2003 quarter, due to increases in all regions except Eastern Europe Tire. Original equipment (OE) unit sales decreased 0.5 million units or 2.3% in the quarter, due to decreases in North American Tire, Latin American Tire and Eastern Europe Tire.

     Revenues in the first half of 2004 increased approximately $1.50 billion from the 2003 period largely as a result of the consolidation of two variable interest entities in accordance with FIN 46 of approximately $581 million. Higher unit volume of approximately $326 million, driven by North American Tire and Engineered Products, and pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire of approximately $318 million had a favorable impact on revenues in the first half of 2004. Additionally, the impact of currency translation of approximately $286 million, mainly in Europe, benefited 2004 sales.

     Worldwide tire unit sales in the first half of 2004 were 110.7 million units, an increase of 5.3 million units or 5.1% compared to the 2003 period. North American Tire volume increased 0.3 million units or 0.7%, while international unit sales increased 5.0 million units or 9.0%. Worldwide replacement unit sales increased 5.7 million units or 7.9% from the 2003 six months, due to increases in all segments. OE unit sales decreased 0.4 million units or 1.0% during the first 6 months of 2004 due to decreases in North American Tire, Latin American Tire and European Union Tire. Tire units increased by approximately 3.1 million units due to the consolidation of a variable interest entity in accordance with FIN 46.

     Cost of goods sold (CGS) increased approximately $544 million, or 17.9%, but decreased to 79.5% of net sales, in the second quarter of 2004, compared to 81.0% in the 2003 period. CGS in the second quarter of 2004 increased by approximately $269 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was increased by approximately $112 million due to higher volume, largely in North American Tire, Engineered Products, and European Union Tire, and was negatively impacted by currency translation of approximately $68 million, primarily in Europe. Increased manufacturing costs related to changes in product mix of approximately $71 million, in part related to North American Tire and Chemical Products, and increased raw material costs of approximately $41 million were partially offset by savings from rationalization programs of approximately $34 million.

     CGS increased approximately $1.05 billion, or 17.4%, but decreased to 80.1% of net sales in the first six months of 2004, compared to 82.2% in the 2003 period. CGS in the first half of 2004 increased by approximately $473 million due to the consolidation of two variable interest entities in accordance with FIN 46. Additionally, increased unit volume of approximately $231 million, currency translation of approximately $219 million and increases in product mix of approximately $124 million increased the 2004 CGS. Higher raw material costs of approximately $71 million were partially offset by savings from rationalization programs of approximately $56 million which favorably impacted 2004 CGS. In 2003, CGS was adversely impacted by adjustments that were related to the Engineered Products Segment and recorded in conjunction with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This 2003 account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     In addition, during the first quarter of 2004, out-of-period charges totaling approximately $5 million impacted CGS, of which approximately $3 million was included in the North American Tire segment and approximately $2 million was included in the European Union Tire segment. The North American Tire charge relates to the reassessment of the estimated discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans, and adjustments to workers’ compensation reserves as part of the Company’s restatement as of December 31, 2003. The European Union Tire charge relates to the reconciliation of an intra-company account and to pension adjustments.

     Selling, administrative and general expense (SAG) in the second quarter of 2004 increased approximately $96 million, or 16.1%, compared to the 2003 period but decreased to 15.3% of net sales in 2004 compared to 15.8% in the 2003 period. SAG in the second quarter of 2004 increased by approximately $49 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was also unfavorably impacted by increased corporate consulting fees of approximately $15 million, of which approximately $9 million related to professional fees associated with the restatement, currency translation of approximately $12 million, largely in Europe, and increased advertising expense of approximately $16 million, in part due to the launch of the Assurance tire. Higher wages and benefit costs of approximately $13 million were partially offset by savings from rationalization actions of approximately $8 million. SAG in the second quarter of 2004 also includes approximately $1 million of out-of-period income, net, which is primarily included in European Union Tire. This income relates primarily to pension adjustments.

     SAG in the first half of 2004 increased approximately $209 million, or 18.0%, compared to the 2003 period but decreased from 16.0% of net sales in 2003 to 15.6% in 2004. SAG increased in the first half of 2004 compared to the 2003 period primarily as a result of the consolidation of two variable interest entities totaling approximately $102 million. Currency translation of approximately $48 million, increased corporate consulting fees of approximately $36 million, of which approximately $24 million related to professional fees associated with the restatement, and higher advertising expenses of approximately $27 million also led to higher SAG expense. SAG in the 2004 period benefited from approximately $16 million in savings from rationalization programs. SAG in the first half of 2004 also includes approximately $1 million of out-of-period income, net, which is primarily included in the European Union Tire segment. This income relates primarily to pension adjustments.

     Interest expense increased 5.6% from $82.4 million in the second quarter of 2003 to $87.0 million in the second quarter of 2004 primarily as a result of higher average debt outstanding. For the first six months of 2004, interest expense increased 21.6% to $171.2 million compared to the 2003 period, primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

     Other (Income) and Expense was $37.5 million net expense in the 2004 second quarter compared to $29.4 million net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $28.1 million and $25.1 million in the second quarters of 2004 and 2003, respectively. Other (Income) and Expense for the second quarter of 2004 included a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in the North American Tire and European Union Tire segments. Other (Income) and Expense for the second quarter of 2003 included a loss of $17.8 million ($9.0 million after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in the European Union Tire segment and a gain of $3.4 million ($2.8 million after tax or $0.02 per share) on the sale of land in the Asia/Pacific Tire segment and the sale of assets in the European Union Tire segment. General and product liability-discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $12.1 million of expense recorded in the second quarter of 2004, $3.2 million relates to Entran II claims and $8.9 million relates to asbestos claims, net of probable insurance recoveries. For the second quarter of 2003, net probable insurance recoveries of $61.8 million related to asbestos were recorded, the effects of which were partially offset by expenses of $52.7 million related to Entran II claims.

     For the first half of 2004, Other (Income) and Expense was $80.6 million net expense compared to $73.0 million net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $61.7 million and $53.1 million in the first half of 2004 and 2003, respectively. Other (Income) and Expense in 2004 also included a gain of $7.5 million ($5.6 million after tax or $0.03 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products segments and a loss of $1.0 million ($0.9 million after tax or $0.01 per share) on the sale of corporate assets and assets in the European Union Tire segment. Other (Income) and Expense in the first six months of 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of SRI shares and a gain of $4.6 million ($3.8 million after tax or $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire and the sale of assets in European Union Tire. Of the

$19.8 million of expense recorded in the first six months of 2004, $9.9 million relates to Entran II claims and $9.9 million relates to asbestos claims, net of probable insurance recoveries. During the first six months of 2003, expenses of $55.6 million related to Entran II claims were partially offset by $45.6 million in net probable insurance recoveries related to asbestos.

     Miscellaneous expense in the first half of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the second quarter of 2004, approximately $12 million in insurance recoveries were received related to these fire losses, however, as of June 30, 2004, Goodyear did not record any insurance recoveries in excess of the net book value of the assets destroyed (less the insurance deductible limits). Additional insurance recoveries in future periods will be in excess of the net book value of the assets destroyed (less the insurance deductible limits), and such amounts will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

     Foreign currency exchange gain was $2.2 million in the 2004 second quarter compared to a loss of $18.1 million in the 2003 quarter. Foreign currency exchange in the 2004 second quarter was favorably impacted compared to the second quarter of 2003 primarily due to the strengthening of U.S. dollar denominated items in Brazil. For the first half of 2004, foreign currency exchange loss was $3.7 million compared to a loss of $19.0 million in the 2003 period. Foreign currency exchange in the first six months of 2004 was favorably impacted by approximately $14 million due to the strengthening of U.S. dollar denominated monetary items in Brazil.

     For the 2004 first half, Goodyear recorded tax expense of $116.3 million ($60.6 million for the second quarter) on income before income taxes and minority interest in net income of subsidiaries of $91.1 million ($106.0 million for the second quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first and second quarters are net favorable tax adjustments of $1.9 million and $4.9 million, respectively. These favorable tax adjustments relate to the settlement of prior years’ tax liabilities which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries deferred tax assets. For the first half of 2003, Goodyear recorded tax expense of $45.0 million ($14.0 million for the second quarter) on a loss before taxes and minority interest in net income of subsidiaries of $181.0 million ($25.7 million for the second quarter).

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     During the second quarter of 2004, net charges of $10.0 million ($8.6 million after tax or $0.05 per share) were recorded, which included reversals of $0.2 million ($0.1 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes, and new charges of $10.2 million ($8.7 million after tax or $0.05 per share.) Included in the $10.2 million of new charges are $6.7 million of expenses, consisting of $0.9 million of associate-related costs and $4.8 million of other than associate-related costs incurred in the second quarter of 2004 related to plans initiated in 2003, and $1.0 million of associate-related costs for a plan initiated in 2000. The $3.5 million of new charges for plans initiated in 2004 primarily relates to future cash outflows for associate severance costs.

     For the first six months of 2004, net charges of $33.8 million ($29.1 million after-tax or $0.16 per share) were recorded, which included reversals of $0.4 million ($0.3 million after-tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $34.2 million ($29.4 million after tax or $0.17 per share). Included in the $34.2 million of new charges are $9.7 million of expenses, consisting of $2.0 million of associate-related costs and $6.7 million of other than associate-related costs incurred during the first six months of 2004 related to plans initiated in 2003, and $1.0 million of associated-related costs for a plan initiated in 2000. Of the $24.5 million of new charges for plans initiated in 2004, $24.1 million relates to future cash outflows, primarily associate severance costs, and $0.4 million relates to non-cash pension curtailments.

     In the second quarter of 2004, $22.4 million and $8.0 million was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. During the first six months of 2004, $67.3 million and $11.5 million was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. The majority of the remaining $98.4 million accrual balance at June 30, 2004 for all programs is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire, and Engineered Products segments. During the second quarter of 2004, $0.3 million was recorded as CGS and $0.3 million was recorded as SAG expense for accelerated depreciation charges. For the first six months of 2004, $4.5 million was recorded as CGS and $0.4 million was recorded as SAG expense for accelerated depreciation charges.

     During the full year 2003, net charges of $291.5 million ($267.1 million after tax or $1.52 per share) were recorded, which included reversals of approximately $16 million (approximately $14 million after tax or $0.08 per share) related to all plans for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 880 were exited during the first six months of 2004 of which 200 were exited during the second quarter of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $17.2 million, and $77.9 million, was recorded during the second quarter and the first six months of 2003, respectively.

     Upon completion of the 2004 plans, the Company estimates that it will reduce annual operating costs by approximately $60 million (approximately $20 million SAG and approximately $40 million CGS), of which $0.6 million and $1.4 million was realized during the second quarter and first six months of 2004, respectively. Goodyear estimates that SAG and CGS were reduced in the second quarter and first six months of 2004 by approximately $41 million and approximately $78 million, respectively, as a result of the implementation of the 2003 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.

     The remaining reserve for costs related to the completion of the Company’s rationalization actions was $98.4 million at June 30, 2004, compared to $141.9 million at December 31, 2003. The majority of the remaining accrual balance for all programs of $98.4 million at June 30, 2004 is expected to be utilized by December 31, 2004.

     For further information, refer to the note to the financial statements No. 2, Costs Associated with Rationalization Programs.

SEGMENT INFORMATION

Segment information reflects the operations of the strategic business units (“SBUs”) of Goodyear, which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.

     Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of the Chemical Products segment were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges, asset impairment charges and asset write-offs) and SAG (excluding certain corporate expenses). Segment operating income also included equity (earnings) losses in affiliates managed by the respective operating segments. Segment operating income did not include the previously discussed rationalization charges and certain other items.

     Total segment operating income was $285.8 million in the second quarter of 2004, increasing 91.7% from $149.1 million in the 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2004 was 6.1%, compared to 3.8% in the 2003 period.

     In the first six months of 2004, total segment operating income was $501.9 million, increasing 162.6% from $191.1 million in the 2003 period. Total segment operating margin in the first six months of 2004 was 5.5%, compared to 2.5% in the 2003 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income earned by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 10, Business Segments, for a reconciliation of total segment operating income to income(loss) before income taxes.

North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	25.7	25.3	0.4	1.6%	50.4	50.1	0.3	0.7%
Sales	$1,982.0	$1,692.0	$290.0	17.1	$3,745.5	$3,284.2	$461.3	14.0
Segment Operating Income (Loss)	30.4	(10.2)	40.6	398.0	(1.3)	(76.7)	75.4	98.3
Segment Operating Margin	1.5%	(0.6)%			—	(2.3)%

North American Tire segment unit sales in the 2004 second quarter increased 0.4 million units or 1.6% from the 2003 period. Replacement unit volume increased 0.9 million units or 5.6% while OE volume decreased 0.5 million units or 5.9%.

     Unit sales in the six months increased 0.3 million units or 0.7% from the 2003 period. Replacement unit volume increased 0.8 million units or 2.4%, while OE volume decreased 0.5 million units or 2.7%.

     Revenues increased approximately $290 million, or 17.1%, in the second quarter of 2004 from the 2003 period due primarily to the consolidation of T&WA in January 2004 in accordance with FIN 46. Consolidation of T&WA benefited 2004 sales by approximately $152 million. Favorable pricing and product mix of approximately $73 million, primarily in the consumer and commercial replacement markets, positively impacted sales compared to 2003. Increased volumes of approximately $68 million, due largely to strong sales in the consumer and commercial replacement markets also favorably impacted sales in the 2004 second quarter.

     For the first six months of 2004, revenues increased approximately $461 million, or 14.0%, from the 2003 period due largely to the consolidation of T&WA of approximately $226 million. Sales were also impacted by favorable pricing and product mix of approximately $131 million, primarily due to strong replacement sales, and increased volume of approximately $105 million, mainly in the commercial OE and consumer replacement markets.

     North American Tire segment operating income in the second quarter of 2004 increased approximately $41 million compared to the 2003 quarter. Improved pricing and product mix of approximately $44 million, primarily in the consumer markets, higher volume of approximately $17 million, primarily due to strong sales in consumer replacement market and commercial OE markets, and a reduction of approximately $6 million in general and product liability expense favorably impacted 2004 segment operating income. The 2004 period was unfavorably impacted by increased raw material costs of approximately $24 million, higher conversion costs of approximately $16 million and increased advertising costs of approximately $11 million, due primarily to the Assurance product launch. These costs were partially offset by savings from rationalization programs of approximately $21 million. Also positively impacting 2004 segment operating income by approximately $1 million is the consolidation of T&WA in 2004 in accordance with FIN 46.

     North American Tire segment operating loss in the first half of 2004 decreased approximately $75 million, or 98.3%, from the 2003 period. Favorable impacts included improvements in pricing and product mix of approximately $69 million, primarily in the consumer replacement and consumer OE markets, and increased volume of approximately $27 million due to strong sales in commercial OE and consumer replacement markets. Unfavorable effects from increases in raw material costs of approximately $34 million and higher conversion costs of approximately $19 million were partially offset by savings from rationalization programs of approximately $35 million. The consolidation of T&WA in 2004 in accordance with FIN 46 also positively impacted the 2004 period by approximately $1 million. Segment operating loss in the first half of 2004 also included approximately $3 million of out-of-period expense related to the reassessment of the estimate of the discount rate used in determining net periodic benefit cost and benefit obligation for two minor pension plans and from a clerical error in recording adjustments to workers’ compensation reserves as part of the Company’s restatement at December 31, 2003.

     Segment operating income did not include in the first six months rationalization charges totaling $5.7 million in 2004 and $48.5 million in 2003. Second quarter rationalization charges were $4.1 million in 2004. Segment operating income in the second quarter and first half of 2004 did not include the gain on asset sales of $0.9 million and $1.5 million, respectively.

     Revenues and segment operating income in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	15.4	14.9	0.5	3.2%	31.7	30.7	1.0	3.1%
Sales	$1,061.2	$961.4	$99.8	10.4	$2,171.9	$1,889.7	$282.2	14.9
Segment Operating Income	56.6	37.6	19.0	50.5	125.5	62.6	62.9	100.5
Segment Operating Margin	5.3%	3.9%			5.8%	3.3%

European Union Tire segment unit sales in the 2004 second quarter increased 0.5 million units or 3.2% from the 2003 period. Replacement sales increased 0.5 million units or 4.1%, while OE volume remained relatively flat.

     Unit sales in the first six months of 2004 increased 1 million units or 3.1% from the 2003 period. Replacement volume increased 1.1 million units or 5.0% while OE volume decreased 0.1 million units or 1.0%.

     Revenues in 2004 increased approximately $100 million, or 10.4%, in the second quarter from the 2003 period due to positive currency translation of approximately $65 million, driven mainly by the strong Euro, and higher volume of approximately $32 million, largely due to strong replacement and OE market sales.

     Revenues in the first half of 2004 increased approximately $282 million, or 14.9%, compared to 2003 due mainly to positive effects of currency translation, primarily the Euro, of approximately $195 million. Additionally, higher volume of approximately $64 million, largely in the replacement market, and improved pricing and product mix of approximately $23 million, due mostly to strong replacement sales, increased revenues in 2004.

     For the second quarter of 2004, segment operating income increased approximately $19 million, or 50.5%, compared to 2003 due to improved pricing and product mix of approximately $13 million, higher volume in the replacement and OE markets of approximately $8 million and the favorable impact of currency translation of approximately $2 million. The negative effects of higher SAG of approximately $9 million, due to higher selling expenses to support increased volumes and the sale of premium brand tires, and rising raw material costs of approximately $6 million were partially offset by savings from rationalization actions of approximately $10 million. Segment operating income in the second quarter of 2004 also included approximately $2 million of out-of-period income related primarily to pension adjustments.

     For the first six months of 2004, segment operating income increased approximately $63 million, or 100.5%, compared to 2003 due to improved pricing and product mix of approximately $25 million, the benefit from higher production volume and productivity improvements of approximately $23 million, and savings from rationalization actions of approximately $20 million. Stronger volume of approximately $15 million, primarily in the replacement market, and the positive effect of currency translation of approximately $7 million also favorably impacted 2004 segment operating income. Higher SAG costs of approximately $17 million, related to higher selling expenses to support increased volumes and the sale of premium brand tires, and increased raw material costs of approximately $10 million negatively affected segment operating income in the first six months of 2004 compared to 2003.

     Segment operating income in the first six months of 2004 did not include net rationalization charges totaling $24.9 million and a gain on asset sales of $3.9 million, including $4.3 million rationalization charges and $1.5 million gain on asset sales in the second quarter. Segment operating income in the first six months of 2003 did not include net rationalization charges totaling $17.1 million and a gain on asset sales of $2.5 million including $8.1 million of net rationalization charges and a gain on sale of assets of $1.1 million in the second quarter.

     Revenues and segment operating income in the European Union Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, currency translation and general economic conditions.

Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.6	4.7	(0.1)	(2.9%)	9.2	8.7	0.5	5.8%
Sales	$300.8	$268.6	$32.2	12.0	$583.8	$496.0	$87.8	17.7
Segment Operating Income	45.8	34.4	11.4	33.1	88.4	55.3	33.1	59.9
Segment Operating Margin	15.2%	12.8%			15.1%	11.1%

Eastern Europe, Middle East and Africa Tire (Eastern Europe Tire) segment unit sales in the 2004 second quarter decreased 0.1 million units or 2.9% from the 2003 period. Replacement sales decreased 0.1 million units or 2.8% and OE volume remained relatively flat.

     Unit sales in the first six months of 2004 increased 0.5 million units or 5.8% from the 2003 period. Replacement volume increased 0.4 million units or 5.5% and OE volume increased 0.1 million units or 6.9%.

     Revenues increased approximately $32 million, or 12.0%, in the 2004 second quarter compared to 2003 primarily due to improved pricing and product mix, largely due to increased sales of high performance and truck tires and the impact of price increases, of approximately $25 million, and the favorable impact of currency translation, primarily in South Africa, of approximately $20 million. Lower volume of approximately $4 million reduced revenues, as did unfavorable results in retail operations of approximately $9 million, due to volume, price and product mix.

     For the first six months of 2004, revenues increased approximately $88 million, or 17.7%, compared to 2003 primarily due to improved pricing and product mix of approximately $50 million, mainly due to increased sales of high performance and truck tires and the impact of price increases. The positive impact of currency translation, primarily in South Africa, of approximately $48 million, and higher volume of $17 million also favorably impacted 2004 revenues. Negative results in the retail business, in both volume and product mix, of approximately $27 million unfavorably affected 2004 revenues.

     Segment operating income in the 2004 second quarter increased approximately $11 million, or 33.1%, from the 2003 quarter. Segment operating income for the 2004 period was favorably impacted by improved pricing and product mix of approximately $14 million, related to strong sales of high performance and truck tires, and approximately $5 million related to higher volume, primarily due to increased sales in Turkey, Central Eastern Europe and Russia. Higher SAG costs of approximately $6 million, mainly due to increased advertising costs related to the launch of new products, and increases in raw material prices of approximately $1 million negatively impacted the 2004 period.

     Segment operating income in the first six months of 2004 increased approximately $33 million, or 59.9%, from the 2003 period. Segment operating income for the 2004 period was favorably impacted by approximately $28 million due to price increases and the sale of high performance and truck tires, by approximately $10 million related to higher volume, largely in Turkey, Russia, Poland and Central Eastern Europe and by approximately $4 million due to the favorable impact of currency translation. Increased SAG costs of approximately $10 million, due primarily to increased advertising costs related to new product launches negatively impacted 2004 earnings.

     Revenues and segment operating income in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.6	4.4	0.2	5.3%	9.6	9.1	0.5	6.1%
Sales	$291.4	$258.3	$33.1	12.8	$594.0	$490.0	$104.0	21.2
Segment Operating Income	61.5	33.8	27.7	82.0	123.0	60.4	62.6	103.6
Segment Operating Margin	21.1%	13.1%			20.7%	12.3%

Latin American Tire segment unit sales in the 2004 second quarter increased 0.2 million units or 5.3% from the 2003 period. Replacement sales increased 0.3 million units or 10.2%, while OE volume decreased 0.1 million units or 9.2%.

     Unit sales in the first six months of 2004 increased 0.5 million units or 6.1% from the 2003 period. Replacement volume increased 0.7 million units or 11.0%, while OE volume decreased 0.2 million units or 8.4%.

     Revenues in the 2004 second quarter increased approximately $33 million, or 12.8%, from the 2003 period. Net sales increased in 2004 due to price increases and improved product mix, primarily in the replacement market, of approximately $26 million. Higher volume, largely in the replacement markets, of approximately $14 million partially offset the unfavorable impact of currency translation, mainly in Brazil, Venezuela and Mexico, of approximately $8 million compared to 2003 second quarter.

     For the first six months, revenues increased approximately $104 million, or 21.2%, compared to 2003 primarily due to both price increases and improved product mix in the replacement market of approximately $62 million. Additionally, increased volume of approximately $33 million and the positive effects of currency translation in Brazil and Chile of approximately $9 million benefited 2004 revenues.

     Segment operating income in the 2004 second quarter increased approximately $28 million, or 82.0%, from the 2003 period. Segment operating income was favorably impacted by approximately $23 million related to improvements in pricing levels and product mix. The benefit from higher volume of approximately $5 million, largely in the replacement market, and the savings from rationalization actions of approximately $3 million more than offset negative effects of rising raw material costs of approximately $2 million.

     Segment operating income in the first six months of 2004 increased approximately $63 million, or 103.6%, from the 2003 period due primarily to approximately $57 million related to price increases and improved product mix in the replacement markets. Volume increases of approximately $9 million, savings from rationalization programs of approximately $4 million and lower conversion costs of approximately $4 million, also favorably impacted 2004 segment operating income. Partially offsetting these positive effects are rising raw material costs of approximately $10 million and higher SAG costs of approximately $5 million, related in part to higher advertising costs.

     Segment operating income did not include first half rationalization charges totaling $1.8 million in 2004 and $5.5 million in 2003. Second quarter charges were $1.3 million and $4.6 million in 2004 and 2003, respectively.

     Revenues and segment operating income in the Latin American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic and government conditions, future adverse economic conditions in the region and currency translation.

Asia/Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.7	3.5	1.2	36.9%	9.8	6.8	3.0	44.3%
Sales	$327.0	$149.1	$177.9	119.3	$649.6	$289.8	$359.8	124.2
Segment Operating Income	16.3	12.7	3.6	28.3	26.6	25.9	0.7	2.7
Segment Operating Margin	5.0%	8.5%			4.1%	8.9%

Asia/Pacific Tire segment unit sales in the 2004 second quarter increased 1.2 million or 36.9% from the 2003 period. Replacement unit sales increased 1.1 million or 45.6% and OE volume increased 0.1 million units or 18.8%. Tire units increased by approximately 1.3 million units due to the consolidation of South Pacific Tyres (SPT) in accordance with FIN 46.

     Unit sales in the first six months of 2004 increased 3.0 million units or 44.3% from the 2003 period. Replacement sales increased 2.7 million units or 59.4%, while OE volume increased 0.3 million units or 13.9%. During 2004, tire units increased by approximately 3.1 million units due to the consolidation of SPT in accordance with FIN 46.

     Revenues in the 2004 second quarter increased approximately $178 million, or 119.3%, compared to the 2003 period due primarily to the consolidation of SPT in 2004 in accordance with FIN 46. Consolidation of SPT benefited 2004 sales by approximately $173 million. Also benefiting 2004 sales was improved pricing and product mix of approximately $6 million. Lower volume, largely in the commercial market, of approximately $4 million had an unfavorable impact on revenues in the 2004 period.

     For the six months, revenues increased approximately $360 million, or 124.2%, compared to the 2003 period primarily due to the consolidation of SPT in 2004 in accordance with FIN 46. Consolidation of SPT benefited 2004 sales by approximately $353 million. The favorable impact of currency translation of approximately $9 million, primarily in India and Australia, offset a decline in volume of approximately $10 million, primarily in the commercial market, in the first six months of 2004. Additionally, price increases and improved product mix increased revenues by approximately $8 million.

     Segment operating income in the second quarter increased approximately $4 million, or 28.3%, compared to the 2003 period due to improved pricing and product mix of approximately $8 million offsetting higher raw material costs of approximately $4 million and SAG expenses of approximately $2 million. Also positively impacting 2004 segment operating income by approximately $1 million is the consolidation of SPT in 2004 in accordance with FIN 46.

     For the first half of 2004, segment operating income increased approximately $1 million, or 2.7%, compared to the 2003 period due to price increases and improved product mix of approximately $10 million and lower conversion costs of approximately $2 million. Increases in raw material costs of $7 million, higher SAG expenses of $2 million and volume decreases of approximately $2 million negatively impacted segment operating income in 2004. The consolidation of SPT in 2004 in accordance with FIN 46 had a minimal impact.

     Segment operating income in 2003 did not include the second quarter gain on the sale of land of $2.1 million.

     Revenues and segment operating income in the Asia/Pacific Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy costs, currency translation and future adverse economic conditions.

Engineered Products

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$368.1	$299.0	$69.1	23.1%	$712.7	$590.9	$121.8	20.6%
Segment Operating Income	32.2	20.2	12.0	59.4	54.6	11.6	43.0	370.7
Segment Operating Margin	8.7%	6.8%			7.7%	2.0%

Engineered Products revenues increased approximately $69 million, or 23.1%, in the second quarter of 2004 from 2003 due largely to improved volume of approximately $47 million and favorable product mix of approximately $17 million, both as a result of strong military, OE and replacement sales. The favorable effect of currency translation of approximately $5 million, mainly in Canada, South Africa and Europe, also benefited the 2004 revenues.

     Revenues increased $122 million, or 20.6%, in the first six months of 2004 from 2003, due largely to increases in volume of approximately $88 million due mainly to improved military, industrial and OE sales. Favorable product mix of approximately $12 million, largely as a result of strong sales of military and OE and currency translation of approximately $22 million, mainly in Canada, South Africa and Europe also favorably impacted 2004 revenues.

     Segment operating income increased approximately $12 million, or 59.4%, in the second quarter of 2004 compared to the 2003 period due primarily to increased volume of approximately $22 million, due mainly to the military and industrial business. Additionally, 2004 segment operating income was favorably impacted by savings from rationalization actions of approximately $5 million. Approximately $6 million in higher conversion costs, higher freight costs of approximately $2 million and higher SAG costs of approximately $2 million to support increased sales levels unfavorably affected the 2004 quarter. Also negatively impacting the 2004 quarter were marketing incentives of approximately $2 million, higher research and development costs of approximately $1 million and increased raw material costs of approximately $1 million.

     For the six-month period, segment operating income increased approximately $43 million, or 370.7%, in 2004 compared to the 2003 period due primarily to a $32 million increase in volume, mainly due to military and industrial sales. Additionally, savings from rationalization actions of approximately $11 million contributed to the increase. The 2003 first quarter included approximately $19 million of account reconciliation adjustments made in connection with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. Increased conversion costs of approximately $5 million, higher SAG costs, to support increased sales levels, of approximately $3 million and increased freight costs of approximately $3 million unfavorably impacted 2004 segment operating income. Also negatively affecting the 2004 period were marketing incentives of approximately $2 million, inventory revaluations of approximately $1 million and facility start-up costs of approximately $1 million.

     Segment operating income in the first six months of 2004 did not include gain on sale of assets of $1.3 million or rationalization charges totaling $0.2 million, including $0.3 million in the second quarter. Segment operating income in the first six months of 2003 did not include rationalization charges of $3.2 million, including second quarter charges of $2.6 million.

     Revenues and segment operating income in the Engineered Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and continued increases in raw material and energy prices.

Chemical Products

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$377.0	$303.6	$73.4	24.2%	$735.0	$603.1	$131.9	21.9%
Segment Operating Income	43.0	20.6	22.4	108.7	85.1	52.0	33.1	63.7
Segment Operating Margin	11.4%	6.8%			11.6%	8.6%

Chemical Products revenues increased approximately $73 million, or 24.2%, in the 2004 second quarter compared to the 2003 period. Approximately 65% of the total pounds of synthetic materials sold by the Chemical Products segment in 2004 were to Goodyear’s other segments. Higher volume of approximately $27 million and higher net selling prices resulting from the pass through of increased raw material and energy costs of approximately $26 million also favorably impacted 2004 revenues. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products segment. Revenues in the second quarter of 2004 benefited from increased volume from the natural rubber operations of approximately $19 million.

     Revenues in the first half of 2004 increased approximately $132 million, or 21.9%, from the 2003 period due to higher volume of approximately $48 million, increased net selling prices of approximately $34 million resulting from the pass through of rising raw material and energy costs and by approximately $6 million due to the positive impact of currency translation. Additionally, natural rubber operations contributed approximately $44 million to revenue increases in the first six months of 2004.

     Segment operating income in the 2004 second quarter increased approximately $22 million, or 108.7%, from the 2003 period primarily due to improved pricing and product mix of approximately $10 million, higher volume of approximately $4 million, and the natural rubber operations which contributed approximately $6 million of the improvement through pricing and volume. Currency translation of approximately $2 million also positively impacted 2004 segment operating income.

     For the first six months of 2004, segment operating income increased approximately $33 million, or 63.7%, from the 2003 period. Higher net selling prices of approximately $10 million, higher volume of approximately $8 million and favorable currency translation of approximately $6 million favorably impacted segment operating income in 2004. The natural rubber operations contributed approximately $8 million of the improvement through pricing and volume.

     Although the Company had previously announced its intention to explore the possible sale of the Chemical business, on July 21, 2004, the Company announced its intention to retain this business.

     Revenues and segment operating income in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and continued increases in raw material and energy prices.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had $1.30 billion in cash and cash equivalents as well as $782.2 million of unused availability under its various credit agreements, compared to $1.54 billion and $335.0 million at December 31, 2003, and $1.14 billion and $442.1 million at June 30, 2003.

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

OPERATING ACTIVITIES

     Net cash flow from operating activities was $7.1 million during the first six months of 2004, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased $0.48 billion to $4.14 billion at June 30, 2004, from $3.66 billion at June 30, 2003, due primarily to an increase of $0.6 billion in accounts receivable. Accounts receivable increased $0.6 billion due primarily to higher sales in 2004 compared to the 2003 period.

INVESTING ACTIVITIES

     Net cash used in investing activities was $205.0 million during the first six months of 2004. Capital expenditures were $164.9 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Six Months Ended June 30,
(In millions)	2004	2003
Capital Expenditures	$164.9	$183.4
Depreciation and Amortization	309.1	302.7

FINANCING ACTIVITIES

Net cash used in financing activities was $8.1 million during the first six months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

(In millions)	June 30, 2004	December 31, 2003
Consolidated Debt	$5,257.1	$5,077.4
Debt to Debt and Equity	102.8%	100.3%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $6.53 billion available at June 30, 2004, of which $782.2 million were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 million were unused and $5.83 billion available at June 30, 2003 of which $442.1 million were unused.

Convertible Note Offering

On July 2, 2004, the Company completed an offering of $350 million aggregate principal amount of 4.00% convertible senior notes due June 15, 2034. The notes are convertible into shares of the Company’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The Company intends to use the net proceeds from the offering for general corporate purposes. General corporate purposes may include the temporary repayment of one of the company’s revolving credit facilities.

     In July 2004, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument, such as the 4% convertible senior notes discussed above, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. If the Financial Accounting Standards Board approves the provisions of EITF No. 04-08, the provisions are expected to be effective for reporting periods ending after December 15, 2004, including the retroactive restatement to the third quarter of 2004 earnings per share amounts. The adoption would result in an increase in the number of average shares outstanding used in the calculation of diluted earnings per share, however the exact amount of shares cannot be determined until further guidance is provided by the EITF.

$645 Million Senior Secured U.S. Term Facility

As of March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. At December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003.

$680 Million Senior Secured U.S. Revolving Credit Facility

As of March 12, 2004, our commitment under this facility was permanently reduced by $70 million to $680 million. Up to $600 million of the facility is available for the issuance of letters of credit. Under the facility, as of June 30, 2004, there were no borrowings and $496.7 million in letters of credit issued compared to borrowings of $200.0 million and $485.4 million in letters of credit issued at December 31, 2003. On June 30, 2003, there were borrowings of $295.0 million and $381.5 million in letters of credit issued under this facility.

     On July 21, 2004, the Company announced that it intended to refinance this facility with a new $500 million senior secured funded credit facility, which is expected to mature in 2007. The new facility will be secured by the same collateral as the U.S. revolving credit facility. The refinancing is subject to market conditions and the execution of definitive documentation and is expected to close in mid August.

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. As of June 30, 2004, December 31, 2003 and June 30, 2003, these facilities were fully drawn.

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

In April 2003, the Company entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of June 30, 2004, there were borrowings of $70.0 million and $800 million under the revolving credit and term loan asset-backed facilities, respectively, compared to $389.0 million and $800.0 million at December 31, 2003. On June 30, 2003, there were borrowings of $357.0 million and $800.0 million under the revolving credit and term loan asset-backed facilities, respectively. On February 20, 2004, the Company added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of June 30, 2004. The $650 million tranche was used partially to prepay its U.S. term loan facility, to repay other indebtedness of the company, and for general corporate purposes.

$650 Million Senior Secured Notes

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

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and six month periods ended June 30, 2004 and 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net Income (Loss)	$25.1	$(53.0)	$(51.8)	$(249.5)
Consolidated Interest Expense	90.5	85.9	177.2	151.4
Income Tax	60.6	14.0	116.3	45.0
Depreciation and Amortization Expense	149.6	154.5	309.1	302.7

EBITDA	$325.8	$201.4	$550.8	$249.6
Credit Agreement Adjustments:
Other (Income) and Expense	25.0	87.7	64.6	105.1
Foreign Currency Exchange	(2.2)	18.1	3.7	19.0
Equity in (Earnings) Losses of Affiliates	(1.9)	0.9	(3.7)	4.3
Minority Interest in Net Income of Subsidiaries	20.3	13.3	26.6	23.5
Non-Cash, Non-Recurring Items	—	—	—	7.5
Rationalizations	10.0	15.4	33.8	76.1
Less Excess Cash Rationalization Charges	—	(4.0)	—	(4.0)

Consolidated EBITDA	$377.0	$332.8	$675.8	$481.1

The Company is subject to additional financial covenants in its primary credit facilities as described in its 2003 Form 10-K. As of June 30, 2004, the Company was in compliance with each of the financial covenants.

Capital Expenditures

The capital expenditure limit in the Company’s U.S. credit facilities for 2004 is approximately $770 million as a result of capital market transactions completed during the first quarter of 2004 and unused capital expenditures carried over from 2003. During the first six months of 2004, capital expenditures totaled approximately $165 million.

Foreign Credit Facilities

As of June 30, 2004, Goodyear had short-term committed and uncommitted bank credit arrangements totaling $302.8 million, of which $157.6 million were unused, compared to $347.0 million and $209.4 million at December 31, 2003. In addition, as of June 30, 2004, Goodyear had availability under long term committed credit facilities of $57.6 million.

Non-Domestic Accounts Receivable Securitization Facilities

As of June 30, 2004, international subsidiaries of Goodyear had $162.4 million of available borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $296.8 million at December 31, 2003 and June 30, 2003, respectively. As of June 30, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $100.4 million. The Company is currently working to refinance this facility and the commitment period has been extended to September 2004. If the Company is unable to replace this facility, the Company would pursue other short-term financing alternatives.

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

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies and 4) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its master contract with the USWA ratified in 2003. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be affected adversely by trends that affected the North American Tire segment negatively in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher raw materials and energy prices. The price of natural rubber, one of our most important raw materials, increased approximately 36% in 2003 and is expected to increase in 2004. In addition, the price of oil, an important feedstock for several other raw materials, increased approximately 25% in 2003 and remains high. Our turnaround plan could continue to be impacted by higher raw material costs. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases. Goodyear has retained The Blackstone Group L.P. and Bain & Company to provide consulting advice on the turnaround strategy and other possible strategic initiatives to maximize shareholder value.

Future Liquidity Requirements

As of June 30, 2004, the Company had $1.30 billion in cash and cash equivalents, of which $425.0 million was held in the United States and $322.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of June 30, 2004, approximately $217 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At June 30, 2004, the Company also had $782.2 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in 2005 and 2006 is approximately $1.21 billion and

$1.96 billion, respectively. Included in these amounts is $650.0 million related to our primary European credit facilities maturing in 2005 and $1.52 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the existing lenders. Because of our debt ratings, operating performance over the past few years and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of those required, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded international pension plans.

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

     The Company’s master contract with the USWA committed the Company to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003 or the USWA would have the right to file a grievance and strike. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes due 2011, consisting of $450 million of 11% senior secured notes and $200 million of floating rate notes at LIBOR plus 8%. On July 2, 2004, the Company completed a private offering of $350 million in 4% convertible senior notes due 2034 (an equity-linked security). Under the master contract the Company has also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. The Company’s failure to meet the USWA refinancing commitment would give the USWA the right to strike and the Company would be required to pay each covered union employee (approximately 13,700 as of June 30, 2004) $1,000 and each covered union retiree (approximately 13,800 as of June 30, 2004) $500. In the event of a strike, the Company’s financial position, results of operations and liquidity could be materially adversely affected. The Company used proceeds from its financing activities in the first quarter of 2004 to pay down and retire the U.S. term loan. In addition, as announced on July 21, 2004, the Company plans to refinance its U.S. revolving credit facility in the third quarter of 2004 with a new $500 million senior secured funded credit facility, which is expected to mature in September 2007. In addition, if the Company failed to comply with the covenants in its credit agreements, the lenders would have the right to cease further loans to the Company and demand the repayment of all outstanding loans under these facilities.

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

COMMITMENTS & CONTINGENCIES

The following table presents, at June 30, 2004, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of June 30, 2004
Contractual Obligations	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Long-term Debt (1)	$5,204.0	$1,336.0	$1,666.8	$586.7	$100.2	$2.3	$1,512.0
Capital Lease Obligations (2)	78.4	9.4	8.3	7.3	7.1	6.7	39.6
Operating Leases (3)	1,528.0	304.8	257.3	200.3	149.4	111.7	504.5
Binding Commitments (4)	591.7	559.2	13.1	4.5	2.3	2.3	10.3

Total Contractual Cash Obligations	$7,402.1	$2,209.4	$1,945.5	$798.8	$259.0	$123.0	$2,066.4

(1)	Long-term debt payments include notes payable.

(2)	The present value of capital lease obligations is $53.1 million.

(3)	Operating leases do not include minimum sublease rentals of $43.0 million, $34.7 million, $26.4 million, $19.6 million, $12.7 million and $14.4 million in each of the periods above, respectively, for a total of $150.8 million. Net operating lease payments total $1,377.2 million. The present value of operating leases is $767.3 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short-term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $325 million to $350 million in 2005. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements to defer certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of those required, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded international pension plans.

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

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short-term, intermediate and long-term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. The Company will, however, from time to time, enter into contracts to hedge its energy costs.

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

(In millions)	Amount of Commitment Expiration per Period
	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Customer Financing Guarantees	$3.8	$0.2	$0.6	$0.1	$—	$1.6	$1.3
Affiliate Financing Guarantees	10.1	0.3	—	4.9	4.9	—	—
Other Guarantees	2.8	0.9	—	0.7	—	0.8	0.4

Off-Balance Sheet Arrangements	$16.7	$1.4	$0.6	$5.7	$4.9	$2.4	$1.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At June 30, 2004, the interest rates on 46% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 47% at December 31, 2003. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at June 30:

Interest Rate Swap Contracts

(Dollars in millions)	2004	2003
Fixed Rate Contracts:
Notional principal amount	—	$325.0
Pay fixed rate	—	5.00%
Receive variable LIBOR	—	1.10
Average years to maturity	—	0.75
Fair value — liability	—	$(9.6)
Pro forma fair value — liability	—	(9.8)
Floating Rate Contracts:
Notional principal amount	$200.0	$200.0
Pay variable LIBOR	2.92%	2.91%
Receive fixed rate	6.63	6.63
Average years to maturity	2.45	3.46
Fair value — asset (liability)	$7.9	$18.8
Pro forma fair value — asset (liability)	7.3	19.5

     The pro forma fair value assumes a 10% decrease in variable market interest rates at June 30, 2004 and 2003, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted-average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2004	2003	2004	2003
Fixed Rate Contracts:
Notional principal	—	$325.0	$162.0	$325.0
Pay fixed rate	—	5.00%	5.00%	5.00%
Receive variable LIBOR	—	1.34	1.18	1.38
Floating Rate Contracts:
Notional principal	$200.0	$200.0	$200.0	$213.0
Pay variable LIBOR	3.00%	3.11%	2.97%	3.15%
Receive fixed rate	6.63	6.63	6.63	6.63

     The following table presents fixed rate debt information at June 30:

Fixed Rate Debt (In millions)	2004	2003
Fair value — liability	$2,641.8	$1,862.0
Carrying amount — liability	2,615.7	2,168.5
Pro forma fair value — liability	2,728.3	1,923.0

     The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2004 and 2003, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

     The following table presents foreign currency contract information at June 30:

Foreign Exchange Contracts

(In millions)	2004	2003
Fair value — asset (liability)	$77.6	$62.7
Pro forma change in fair value	(19.9)	(28.9)
Contract maturities	7/04-7/19	7/03-12/18
Fair value — asset (liability):
Swiss franc swap-current	$(1.1)	$(1.8)
Swiss franc swap-long-term	45.6	34.3
Euro swaps-current	30.2	0.4
Euro swaps-long-term	—	21.3
Other-current asset	5.5	11.8
Other-current liability	(2.6)	(3.3)

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our external auditors and take other actions in time to meet the March 1, 2005, deadline for complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. We cannot assure you that we will be able to achieve future profitability. Our future profitability is dependent upon our ability to successfully implement our turnaround strategy for our North American Tire segment and our previously announced rationalization actions;

•	we face significant global competition, including increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and underfunding levels. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, including long-term debt maturing in 2005 and 2006 of approximately $1.21 billion and $1.96 billion, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if we fail to manage healthcare costs successfully, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

     It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. On June 18, 2004, the Company filed a Form 10-Q/A containing restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended March 31, 2003. On August 3, 2004, the Company filed two Form 10-Q/As containing restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003.

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

     In May 2004, following the conclusion of certain internal investigations conducted by the Company’s Audit Committee, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified as an additional material weakness certain intentional overrides of internal controls by middle managerial personnel, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts. PwC also identified a number of other internal control weaknesses and made additional business and controls recommendations.

      In the course of preparing its Form 10-Q for the quarter ended March 31, 2004, the Company identified approximately $5 million in expenses relating to prior periods that had not been reflected in prior-period financial statements and were recorded as expenses in March 31, 2004 financial statements. These expenses included items related to the North American Tire workers’ compensation and pension plan discount rate adjustments that were part of the restatement.

      In the course of preparing its Form 10-Q for the quarter ended June 30, 2004, the Company identified approximately $1 million of income, net, relating to prior periods that had not been reflected in prior-period financial statements and was recorded as income in the June 30, 2004 financial statements. This income primarily relates to pension adjustments.

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

Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Heatway Litigation and Amended Settlement

As previously reported, on June 4, 2004, the Company entered into an Amended Settlement that, if finalized, is expected to address the claims arising out of a number of Federal, state and Canadian actions filed against the Company involving a rubber hose product that the Company supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. The Amended Settlement is more fully described in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     As previously reported, in Malek, et al. v. Goodyear (Case No. 02-B-1172, United States District Court for the District of Colorado), a case involving 25 homesites, on May 13, 2004, a federal jury awarded the plaintiffs aggregate damages of $8.1 million. The jury allocated 40% of the fault to Goodyear and 60% to Heatway resulting in an award against Goodyear of $3.2 million. On July 12, 2004, judgment was entered in Malek and an additional $4.8 million in prejudgment interest was awarded to the plaintiffs, all of which is allocated to Goodyear.

     On June 8, 2004, trial commenced in one of the actions that is excluded from the Amended Settlement, Holmes v. Goodyear, a state court action in Colorado involving one site. In a verdict rendered June 21, 2004, the jury awarded the plaintiff $632,937 in damages, which the jury allocated 55% to Heatway, 5% to plaintiff’s plumbing contractor, 20% to the plaintiff and 20% to Goodyear. The net award against Goodyear was $126,587. Motions for the award of prejudgment interest and costs are pending before the court.

     The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to satisfy the contingencies in any settlement, the number of claimants that opt out of any settlement, final approval of the terms of any settlement, Goodyear’s ability to resolve claims not subject to any settlement (including the cases in which the Company has received adverse judgments), and, in the event Goodyear fails to consummate a settlement for any reason, future judgments by courts in other currently pending or yet unasserted actions. Depending on the resolution of these uncertainties, the costs associated with Entran II claims could be significant and could have a material adverse effect on the Company’s results of operations, financial position and liquidity in future periods.

Asbestos Litigation

     As reported in the Form 10-Q for the quarter ended March 31, 2004, Goodyear was one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 120,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the second quarter of 2004, approximately 3,800 new claims were filed against Goodyear and approximately 600 were settled or dismissed. The amounts expended on asbestos defense and claim resolution during the second quarter and first six months of 2004 were $12.7 million and $16.9 million, respectively (before recovery of insurance proceeds). At June 30, 2004, there were approximately 123,300 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Securities Litigation

As previously reported, since the Company’s October 22, 2003 announcement that it would restate its financial results for the years ended 1998 through 2002 and for the first and second quarters of 2003, 20 purported securities class actions, five federal derivative actions and 11 purported class actions based on fiduciary claims under the Employee Retirement Income Security Act (ERISA) actions have been filed. All of these actions have been consolidated into three separate actions before the Honorable Judge John Adams in the United States District Court for the Northern District of Ohio. On June 28 and 29, 2004, amended complaints were filed in each of the three consolidated actions. The amended complaint in the purported ERISA class action added certain current and former directors and associates of Goodyear as additional defendants.

Notice of Violation

In July 2004, the Texas Commission on Environmental Quality (“TCEQ”) notified Goodyear that it is pursuing an enforcement action (including a proposed penalty of $197,600) related to alleged violations of state air quality rules at the Beaumont, Texas Chemical Plant regarding several emissions events which occurred between January 2003 and February 2004. The Company is negotiating the terms of a proposed agreed order with the TCEQ.

     Reference is made to the 2003 Form 10-K and the Form 10-Q for the quarterly period ended March 31, 2004 for additional discussion of legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Termination of Shareholder Rights Plan.

On February 3, 2004, the Company’s Board of Directors, approved an amendment to the Amended and Restated Rights Agreement, dated as of April 15, 2002 (the “Rights Agreement”), between the Company and EquiServe Trust Company, N.A., as Rights Agent, to change the final expiration date of the Rights Agreement from July 26, 2006 to June 1, 2004. The amendment was finalized by the Company and the Rights Agent on March 1, 2004. As a result, the preferred stock purchase rights granted under the Rights Agreement expired at the close of business on June 1, 2004.

4% Convertible Senior Notes due 2034.

On July 2, 2004, the Company completed a private placement of $350 million aggregate principal amount of 4% Convertible Senior Notes due 2034 (the “Convertible Notes due 2034”). The initial purchasers of the Convertible Notes due 2034 were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (the “Initial Purchasers”). The offering price of the Convertible Notes due 2034 was 100% of the principal amount of the Convertible Notes due 2034, less an aggregate underwriting discount of $9.6 million. Each sale of the Convertible Notes due 2034 to the Initial Purchasers was exempt from registration in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Convertible Notes due 2034 were re-offered by the Initial Purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Convertible Notes due 2034 are convertible into shares initially of the Company’s common stock at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The conversion rate is subject to adjustment in certain events.

     The Convertible Notes due 2034 are convertible at the option of the holder, prior to the close of business on the maturity date, under any of the following circumstances: (i) on any business day in any fiscal quarter commencing prior to the maturity date, if the last reported sale price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the 11th trading day of such fiscal quarter is greater than 120% of the applicable conversion price per share of the Company’s common stock on such 11th trading day; (ii) on any business day after June 15, 2029 and through the business day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock on any trading date after June 15, 2029 is greater than 120% of the applicable conversion price per share of the Company’s common stock on such trading date; (iii) at any time prior to June 15, 2029, during the five consecutive business day period following any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that trading period was less than 98% of the product of the last reported sale price of the Company’s common stock on such corresponding trading day and the applicable conversion rate; (iv) if the Company has called the notes for redemption; or (v) upon the occurrence of certain specified corporate events or transactions. Upon conversion, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

     Holders of the Convertible Notes due 2034 have the right to require the Company to purchase all or a portion of their notes on June 15 of each of 2011, 2014, 2019, 2024 and 2029 or upon the occurrence of certain designated events. In each case, the Company will pay a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to but excluding the purchase date, plus, in the case of certain designated events, a make-whole premium.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Goodyear was held on June 30, 2004 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the four nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated June 2, 2004, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said four nominees were elected.

     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 156,702,687 shares of the Common Stock, without par value, of Goodyear (the “Common Stock”, the only class of voting securities of Goodyear outstanding), or approximately 89.4 percent of the 175,339,715 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

     1. Election of Directors. Four persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear. Robert J. Keegan, Rodney O’Neal and Shirley D. Peterson were nominated as Class II directors, each to hold office for a three year term expiring at the 2007 annual meeting of Goodyear shareholders and until his or her successor is duly elected and qualified. John G. Breen was nominated as a Class I director, to hold office for the remaining year of a three year term expiring at the 2005 annual meeting of Goodyear shareholders and until his successor is duly qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained
Robert J. Keegan	148,907,528	7,795,216
Rodney O’Neal	149,250,669	7,452,075
Shirley D. Peterson	153,163,958	3,538,786
John G. Breen	146,159,865	10,542,879

The six directors whose terms of office continued after the Annual Meeting were: (A) Susan E. Arnold, Gary D. Forsee and William J. Hudson, Jr. whose terms expire in 2005; and (B) James C. Boland, Steven A. Minter and James M. Zimmerman whose terms expire in 2006.

     2. Ratification of Appointment of Independent Accountants. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Goodyear for the year ending December 31, 2004 was submitted to, and voted upon by, the shareholders. There were 147,079,722 shares of Common Stock voted in favor of, and 7,831,106 shares of Common Stock voted against, said resolution. The holders of 1,791,916 shares of Common Stock abstained. There were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2004 was ratified by the shareholders.

     3. Shareholder Proposal. A resolution submitted by a shareholder concerning the adoption, maintenance or extension of any shareholder rights plan was voted on at the Annual Meeting. There were 43,277,892 shares of Common Stock voted in favor of, and 45,863,791 shares of Common Stock voted against, the resolution. In addition, the holders of 2,994,789 shares of Common Stock abstained from voting on the resolution and there were “broker non-votes” in respect of 64,566,272 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal” at pages 9 and 10 of the Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by The Goodyear Tire & Rubber Company to the Securities and Exchange Commission during the quarter ended June 30, 2004:

     Form 8-K, dated April 15, 2004 (Item 11)

     Form 8-K, dated May 12, 2004 (Items 5 and 7)

     Form 8-K, dated May 19, 2004 (Item 12)*

     Form 8-K, dated June 16, 2004 (Item 12)*

     Form 8-K, dated June 21, 2004 (Item 12)*

     Form 8-K, dated June 28, 2004 (Items 5 and 7)

* The information furnished in Item 12 of this report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: August 5, 2004	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2004

INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-1927).
4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
(d)	$750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(e)	First Amendment dated as of February 19, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(f)	Second Amendment dated as of April 16, 2004 to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(g)	Third Amendment dated as of May 27, 2004, to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as administrative agent, and the lenders party thereto.	4.1

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(h)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(i)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(j)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(k)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(l)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(m)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany Gmbh, Goodyear Gmbh & Co KG, Dunlop Gmbh & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.2
(n)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany Gmbh, Goodyear Gmbh & Co KG, Dunlop Gmbh & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto.	4.3
(o)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(p)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.7 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(q)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(r)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(s)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent.	4.4
(t)	Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(u)	Master Guarantee and Collateral Agreement dated as of March 31, 2004, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(v)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(w)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(x)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(y)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(z)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
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
10	Material Contracts
	Letter Agreement dated July 14, 2004, between the Company and Robert W. Tieken.	10.1
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the	31.2
	Sarbanes-Oxley Act of 2002.
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4