Form 10-Q
period 2004-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2004-11-09
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓	No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2004:	175,373,802

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-4.1 Guarantee and Collateral Agreement
EX-4.2 Deposit-Funded Credit Agreement
EX-4.3 Purchase Agreement
EX-4.4 Indenture
EX-4.5 Registration Rights Agreement
EX-10.1 Umbrella Agreement
EX-10.2 Shareholder Agreement
EX-12 Statement Re: Computation of Ratios
EX-31.1 302 Certification - CEO
EX-31.2 302 Certification - CFO
EX-32.1 906 Certification - CEO and CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(Dollars in millions, except per share amounts)	2004	2003	2004	2003
NET SALES	$4,713.7	$3,906.4	$13,534.0	$11,206.1
Cost of Goods Sold	3,766.6	3,195.6	10,830.9	9,200.2
Selling, Administrative and General Expense	700.4	586.0	2,075.7	1,751.3
Rationalizations (Note 2)	28.8	54.3	62.6	130.4
Interest Expense	95.0	78.9	266.2	219.7
Other (Income) and Expense (Note 3)	30.8	90.2	113.0	164.6
Foreign Currency Exchange Loss	10.5	10.8	14.2	29.8
Equity in (Earnings) Losses of Affiliates	(2.1)	—	(5.8)	3.9
Minority Interest in Net Income of Subsidiaries	18.3	8.7	44.4	32.0

Income (Loss) before Income Taxes	65.4	(118.1)	132.8	(325.8)
United States and Foreign Taxes on Income	28.9	1.3	145.1	46.5

NET INCOME (LOSS)	$36.5	$(119.4)	$(12.3)	$(372.3)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$0.21	$(0.68)	$(0.07)	$(2.12)

Average Shares Outstanding (Note 4)	175.4	175.3	175.3	175.3
NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$0.21	$(0.68)	$(0.07)	$(2.12)

Average Shares Outstanding (Note 4)	177.9	175.3	175.3	175.3

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

		Restated
	September 30,	December 31,
(In millions)	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,601.4	$1,544.2
Restricted cash (Note 1)	85.6	23.9
Accounts and notes receivable, less allowance — $137.7 ($128.2 in 2003)	3,560.3	2,622.7
Inventories:
Raw materials	547.5	459.2
Work in process	144.4	112.0
Finished products	1,987.0	1,893.4

	2,678.9	2,464.6
Prepaid expenses and other current assets	247.8	305.7

Total Current Assets	8,174.0	6,961.1
Long-term Accounts and Notes Receivable	225.7	255.0
Investments in and Advances to Affiliates	30.4	178.9
Other Assets	80.1	71.5
Goodwill	647.8	618.6
Other Intangible Assets	144.9	161.9
Deferred Income Tax	70.6	70.5
Deferred Pension Costs	874.8	869.9
Deferred Charges	238.1	246.7
Properties and Plants, less accumulated depreciation — $7,405.9 ($7,247.8 in 2003)	5,188.6	5,208.9

Total Assets	$15,675.0	$14,643.0

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,726.0	$1,574.9
Compensation and benefits	1,064.9	982.7
Other current liabilities	477.5	571.5
United States and foreign taxes	365.4	268.7
Notes payable (Note 5)	185.3	137.7
Long-term debt due within one year (Note 5)	1,209.0	113.5

Total Current Liabilities	5,028.1	3,649.0
Long-term Debt and Capital Leases (Note 5)	4,209.5	4,825.8
Compensation and Benefits	4,741.1	4,542.6
Deferred Income Tax	342.6	370.1
Other Long-term Liabilities	604.7	451.4
Minority Equity in Subsidiaries	787.4	825.0

Total Liabilities	15,713.4	14,663.9
Commitments and Contingent Liabilities (Note 7)
Shareholders’ Deficit:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares 175.4 (175.3 in 2003) after deducting 20.3 treasury shares (20.4 in 2003)	175.4	175.3
Capital Surplus	1,390.5	1,390.2
Retained Earnings	960.5	972.8
Accumulated Other Comprehensive Loss	(2,564.8)	(2,559.2)

Total Shareholders’ Deficit	(38.4)	(20.9)

Total Liabilities and Shareholders’ Deficit	$15,675.0	$14,643.0

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Net Income (Loss)	$36.5	$(119.4)	$(12.3)	$(372.3)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	78.1	28.0	(21.4)	229.7
Minimum pension liability	(4.5)	(26.3)	(2.8)	(47.3)
Deferred derivative gain (loss)	3.6	5.7	2.3	27.4
Reclassification adjustment for amounts recognized in Income	(2.4)	(2.9)	5.5	(11.0)
Tax on derivative reclassification adjustment	—	—	(3.6)	(2.0)
Unrealized investment gain	2.3	1.8	14.4	11.4

Comprehensive Income (Loss)	$113.6	$(113.1)	$(17.9)	$(164.1)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
		Restated
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12.3)	$(372.3)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	459.5	461.0
Rationalizations (Note 2)	32.0	33.3
Asset sales (Note 3)	(2.1)	12.3
Fire loss deductible expense (Note 3)	11.6	—
Minority interest and equity earnings	31.2	14.9
Net cash flows from sale of accounts receivable	40.8	(794.7)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(898.8)	(504.7)
Inventories	(64.8)	(51.1)
Accounts payable – trade	(18.7)	(40.6)
Pension contributions	(119.4)	—
Prepaid expenses and other current assets	63.3	175.6
Compensation and benefits	367.3	30.8
United States and foreign taxes	75.1	114.6
Other assets and liabilities	77.6	68.0

Total adjustments	54.6	(480.6)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	42.3	(852.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(278.3)	(266.3)
Short-term securities redeemed	—	26.1
Asset dispositions	13.9	87.5
Acquisitions	(61.8)	(71.2)
Other transactions	35.9	82.9

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(290.3)	(141.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt incurred	162.5	318.3
Short-term debt paid	(148.0)	(488.4)
Long-term debt incurred	1,741.7	2,912.6
Long-term debt paid	(1,312.7)	(1,575.3)
Common stock issued	0.3	0.1
Dividends paid to Sumitomo Rubber Industries, LTD.	(13.0)	(15.7)
Debt issuance costs	(45.1)	(104.1)
Increase in restricted cash	(61.7)	(6.0)
Other transactions	—	27.9

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	324.0	1,069.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.8)	34.4

Net Change in Cash and Cash Equivalents	57.2	109.9
Cash and Cash Equivalents at Beginning of the Period	1,544.2	920.1

Cash and Cash Equivalents at End of the Period	$1,601.4	$1,030.0

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Consolidated Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 of The Goodyear Tire & Rubber Company. Refer to note 1A, Restatement, for further discussion.

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2004.

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

     The Company had evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two previously unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $315 million and total liabilities of approximately $317 million. Net sales for both SPT and T&WA of approximately $315 million and $896 million were included in Goodyear’s total consolidated net sales for the third quarter and first nine months of 2004, respectively. SPT and T&WA both were near break-even for the third quarter of 2004. The net loss for both SPT and T&WA was approximately $1 million for the first nine months of 2004.

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

     Goodyear and certain of its subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia PTY Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited PTY guarantee SPT’s obligations under credit facilities in the amount of $74.0 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of September 30, 2004, the carrying amount of the secured assets of these certain subsidiaries was $213.5 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear guarantees an industrial revenue bond obligation of T&WA in the amount of $6.8 million. The guarantee is unsecured.

Restricted Cash

Restricted cash includes insurance proceeds related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. At September 30, 2004, cash balances totaling $85.6 million were subject to such restrictions, compared to $23.9 million at December 31, 2003.

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

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions, except per share)	2004	2003	2004	2003
Net income (loss) as reported	$36.5	$(119.4)	$(12.3)	$(372.3)
Add: Stock-based compensation expense included in net loss (net of tax)	1.7	0.5	2.4	0.5
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5.2)	(7.2)	(12.8)	(20.6)

Net income (loss) as adjusted	$33.0	$(126.1)	$(22.7)	$(392.4)

Net income (loss) per share:
Basic – as reported	$0.21	$(0.68)	$(0.07)	$(2.12)
– as adjusted	0.19	(0.72)	(0.13)	(2.24)
Diluted – as reported	$0.21	$(0.68)	$(0.07)	$(2.12)
– as adjusted	0.19	(0.72)	(0.13)	(2.24)

Reclassification

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1A. RESTATEMENT

The Company will file an amendment to its 2003 Form 10-K which will include a note to the financial statements containing summary financial information related to certain of the Company’s investments in affiliates, a restatement of the Company’s prior period financial statements to record certain out-of-period adjustments identified and recorded in 2004 and to correct the misclassification of certain balance sheet tax accounts at December 31, 2003. Additionally the Company will also amend its first and second quarter 2004 Form 10-Qs to reverse the effect of the out-of-period adjustments recorded in those periods and correct the misclassification of certain balance sheet tax accounts.

     Approximately $4 million of these adjustments were recorded and disclosed in the Company’s first and second quarter 2004 Form 10-Qs. During the first quarter of 2004, the Company disclosed that it had recorded approximately $5 million of out-of-period charges primarily related to the reassessment of the estimate of the discount rate used in determining net periodic pension cost and benefit obligations for two minor pension plans of $1.3 million, a clerical error in recording adjustments to the workers’ compensation reserve of $1.8 million as part of the Company’s restatement as of December 31, 2003, and the reconciliation of an intra-company account of $1.5 million. During the second quarter of 2004, the Company recorded approximately $1 million of out-of-period income primarily related to an international pension plan of $1.2 million. During the third quarter, the Company identified additional out-of-period adjustments of $5.3 million. The adjustments primarily related to the write-off of goodwill of approximately $4.1 million associated with certain retail stores previously sold in France and the write-off of deferred charges of approximately $2.9 million, offset in part by a favorable adjustment related to an over accrual for payroll deductions of approximately $3.3 million and additional equity in earnings of approximately $1.0 million. Also included in the out-of-period adjustments were an offsetting charge and credit of $2.7 million relating to a leased tire asset account. Since it was not possible to allocate these offsetting adjustments to the applicable periods, the Company recorded both adjustments in the first quarter of 2004. Most of the adjustments were identified through the implementation of the Company’s previously announced measures to improve account reconciliation procedures.

     In addition to the prior period adjustments, the Company identified a misclassification of deferred income tax assets and liabilities on the Company’s Consolidated Balance Sheet beginning at December 31, 2003. The Company recorded certain deferred tax assets and liabilities on a gross basis rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. The misclassification overstated total assets and total liabilities by $356.7 million beginning at December 31, 2003. As part of this restatement, the Company corrected the misclassification which had no impact on shareholders’ equity, net income, or cash flows.

     Additionally, during the third quarter of 2004, the Company identified an error related to intercompany transactions arising from a programming and systems interface change which caused sales and cost of goods sold in its North American Tire business unit to be understated by equal amounts. The restatement reflects an increase in sales and cost of goods sold during the first quarter of 2004 of $10.4 million each and an increase in sales and cost of goods sold during the second quarter of 2004 of $10.8 million each to correct this. There was no effect on income before taxes or net income in any period.

     The net impact of the restatement on net loss for the three and nine month periods ended September 30, 2003 was to increase the net loss by $1.2 million and $4.6 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three-month period ended September 30, 2003.

	Three Months Ended
	September 30, 2003
	(unaudited)
	As	As
(Dollars in millions except per share amounts)	Reported	Restated
Net Sales	$3,906.1	$3,906.4
Cost of Goods Sold	3,194.4	3,195.6
Selling, Administrative and General Expense	586.0	586.0
Rationalizations	54.3	54.3
Interest Expense	78.9	78.9
Other (Income) and Expense	89.7	90.2
Foreign Currency Exchange	10.8	10.8
Equity in (Earnings) Losses of Affiliates	0.2	—
Minority Interest in Net Income (Loss) of Subsidiaries	8.8	8.7

Income (loss) before Income Taxes	(117.0)	(118.1)
US and Foreign Taxes on Income	1.2	1.3

Net Loss	$(118.2)	$(119.4)

Net Loss per share – basic	$(.67)	$(.68)

Average Shares Outstanding	175.3	175.3
Net Loss per share – diluted	$(.67)	$(.68)

Average Shares Outstanding	175.3	175.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the nine-month period ended September 30, 2003.

	Nine Months Ended
	September 30, 2003
	(unaudited)
	As	As
(Dollars in millions, except per share amounts)	Reported	Restated
Net Sales	$11,205.2	$11,206.1
Cost of Goods Sold	9,196.0	9,200.2
SAG	1,751.3	1,751.3
Rationalizations	130.4	130.4
Interest Expense	219.7	219.7
Other (Income) and Expense	162.7	164.6
Foreign Currency Exchange	29.8	29.8
Equity in Earnings of Affiliates	4.5	3.9
Minority Interest	32.3	32.0

Income (loss) before Income Taxes	(321.5)	(325.8)
US and Foreign Taxes on Income	46.2	46.5

Net Loss	$(367.7)	$(372.3)

Net Loss per share – basic	$(2.10)	$(2.12)

Average Shares Outstanding	175.3	175.3
Net Loss per share – diluted	$(2.10)	$(2.12)

Average Shares Outstanding	175.3	175.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2003.

	December 31, 2003
	(unaudited)
	As	As
(Dollars and shares in millions)	Reported	Restated
Assets:
Current Assets:
Cash and cash equivalents	$1,541.0	$1,544.2
Restricted cash	23.9	23.9
Accounts and notes receivable	2,621.5	2,622.7
Inventories	2,465.0	2,464.6
Prepaid expenses and other current assets	336.7	305.7

Total Current Assets	6,988.1	6,961.1
Long term Accounts and Notes Receivable	255.0	255.0
Investments in and Advances to Affiliates	177.5	178.9
Other Assets	74.9	71.5
Goodwill	622.5	618.6
Other Intangible Assets	161.8	161.9
Deferred Income Tax	397.5	70.5
Prepaid and Deferred Pension Costs	868.3	869.9
Deferred Charges	252.7	246.7
Properties and Plants, less accumulated depreciation — $7,247.8 ($7,246.8 as previously reported)	5,207.2	5,208.9

TOTAL ASSETS	$15,005.5	$14,643.0

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,572.9	$1,574.9
Compensation and benefits	983.1	982.7
Other current liabilities	572.2	571.5
United States and foreign taxes	306.1	268.7
Notes payable	137.7	137.7
Long term debt due within one year	113.5	113.5

Total Current Liabilities	3,685.5	3,649.0
Long Term Debt and Capital Leases	4,826.2	4,825.8
Compensation and Benefits	4,540.4	4,542.6
Deferred Income Tax	689.4	370.1
Other Long Term Liabilities	451.4	451.4
Minority Equity in Subsidiaries	825.7	825.0

Total Liabilities	15,018.6	14,663.9
Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred Stock, no par value:
Authorized 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized 300.0 shares, Outstanding shares 175.3 (175.3 in 2003) after deducting 20.3 treasury shares	175.3	175.3
Capital Surplus	1,390.2	1,390.2
Retained Earnings	980.4	972.8
Accumulated Other Comprehensive Loss	(2,559.0)	(2,559.2)

Total Shareholders’ Deficit	(13.1)	(20.9)

Total Liabilities and Shareholders’ Deficit	$15,005.5	$14,643.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Effect of restatement adjustments on Goodyear’s previously issued financial statements (Unaudited)

	Six
	Months
	Ended
	June 30,	Years Ended December 31,
(Dollars in millions, except per share amounts) (Increase) decrease in loss	2004	2003	2002	2001	Pre-2001	Total
Net Income (loss) as reported	$(51.8)	$(802.1)	$(1,227.0)	$(254.1)
Restatement Adjustments (pretax)	2.9	(5.2)	0.2	(1.5)	$(1.7)	$(5.3)
Tax effect of restatement & tax adjustments (1)	0.1	—	(0.6)	0.5	0.7	0.7

Net adjustments	3.0	(5.2)	(0.4)	(1.0)	(1.0)	(4.6)

Net Income (loss) as restated	$(48.8)	$(807.3)	$(1,227.4)	$(255.1)

Per Share of Common Stock:
Net Income (loss) — Basic as reported	$(.30)	$(4.58)	$(7.35)	$(1.59)
Effect of net adjustments	.02	(.03)	—	—

Net Income (loss) — Basic as restated	$(.28)	$(4.61)	$(7.35)	$(1.59)

Net Income (loss) — Diluted as reported	$(.30)	$(4.58)	$(7.35)	$(1.59)
Effect of net adjustments	.02	(.03)	—	—

Net Income (loss) — Diluted as restated	$(.28)	$(4.61)	$(7.35)	$(1.59)

     (1)Tax adjustments. As a result of the restatement adjustments, an additional federal and state valuation allowance of $0.9 million was required to be recognized in 2002, the period in which the Company previously provided for its valuation allowance.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of adjustments by caption to the Consolidated Income
Statement – increase (decrease) (Unaudited)

	Six
	Months
	Ended
	June 30,	Years Ended December 31,
(Dollars in millions)	2004	2003	2002	2001
Net Sales	$20.5	$1.3	$—	$—
Cost of Goods Sold	15.8	4.4	0.4	1.8
Selling, Administrative and General Expense	0.7	0.1	(0.8)	—
Rationalizations	—	—	—	—
Interest Expense	—	—	—	—
Other (Income) and Expense	1.6	3.6	—	—
Foreign Currency Exchange	—	—	—	—
Equity in Earnings of Affiliates	—	(0.8)	(0.4)
Minority Income	(0.5)	(0.8)	0.6	(0.3)

Total Adjustments (pretax)	2.9	(5.2)	0.2	(1.5)
Tax Effect and Adjustments	0.1	—	(0.6)	0.5

Total Net Adjustments	$3.0	$(5.2)	$(0.4)	$(1.0)

Change in Shareholders’ Deficit (Unaudited)

(Dollars in millions)
Shareholders’ equity at June 30, 2004 - as previously reported	$(147.5)
Cumulative net decrease in net loss – 2004 first six months	3.0
Cumulative net increase in net loss – 2003	(5.2)
Cumulative net increase in net loss – 2002	(0.4)
Cumulative net increase in net loss – 2001	(1.0)
Cumulative net decrease in net income – pre-2001	(1.0)
Cumulative adjustment to Accumulated Other Comprehensive Income	(0.2)

Shareholders’ equity as of June 30, 2004 - as restated	$(152.3)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Accrual balance at December 31, 2003	$108.5	$33.4	$141.9
Charge during the first six months	24.8	9.4	34.2
Incurred	(67.3)	(11.7)	(79.0)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.3)	(0.1)	(0.4)

Accrual Balance at June 30, 2004	65.7	32.5	98.2
Charge during the third quarter	39.5	4.7	44.2
Incurred	(37.9)	(6.5)	(44.4)
Reversed	(13.9)	(1.5)	(15.4)

Accrual balance at September 30, 2004	$53.4	$29.2	$82.6

     2004 rationalizations consist primarily of administrative associate reductions, a manufacturing consolidation in the European Union Tire segment, warehouse, manufacturing and sales and marketing associate reductions in the Engineered Products segment and manufacturing, sales and research and development associate reductions in the Chemical Products segment. Approximately 1,100 associates will be released under programs initiated in 2004 (approximately 600 from plans initiated during the third quarter of 2004), of which approximately 375 were exited during the first nine months of 2004 (approximately 170 in the third quarter of 2004).

     During the third quarter of 2004, net charges of $28.8 million ($30.4 million after tax or $0.17 per share) were recorded, which included reversals of $15.4 million ($12.6 million after tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purposes, and new charges of $44.2 million ($42.9 million after tax or $0.24 per share). Included in the $44.2 million of new charges are $2.5 million of expenses, consisting of $0.4 million of associate-related costs and $2.0 million of other than associate-related costs incurred in the third quarter of 2004 related to plans initiated in 2003, and $0.1 million of associate-related costs for a plan initiated in 2000. The $41.7 million of new charges for plans initiated in 2004 consisted of $31.1 million in non-cash pension curtailments and postretirement benefit costs, $7.9 million related to future cash outflows, primarily for associate severance costs, and $2.7 million of other exit costs.

     For the first nine months of 2004, net charges of $62.6 million ($59.4 million after-tax or $0.34 per share) were recorded, which included reversals of $15.8 million ($12.8 million after-tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $78.4 million ($72.3 million after tax or $0.41 per share). Included in the $78.4 million of new charges are $12.2 million of expenses, consisting of $2.4 million of associate-related costs and $8.7 million of other than associate-related costs incurred during the first nine months of 2004 related to plans initiated in 2003 and $1.1 million of associated-related costs for a plan initiated in 2000. The $66.2 million of new charges for plans initiated in 2004 consisted of $29.3 million related to future cash outflows, primarily for associate severance costs, $32.0 million in non-cash charges, primarily for pension curtailments and postretirement benefit costs, and $4.9 million in other exit costs.

     In the third quarter of 2004, $37.9 was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, while $6.5 million was incurred for non-cancelable lease costs and other costs. During the first nine months of 2004, $105.2 million was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, and $18.2 million was incurred for non-cancelable lease costs and other costs. The majority of the remaining $82.6 million accrual balance at September 30, 2004 for all programs is expected to be utilized within the next twelve months.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire, and Engineered Products segments. During the third quarter of 2004, $1.1 million was recorded as Costs of Goods Sold and $1.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges. For the first nine months of 2004, $5.6 million was recorded as Cost of Goods sold and $1.5 million was recorded as Selling, Administrative and General expense for accelerated depreciation charges.

     The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

		Charge Recorded for the	Charge Recorded for the
	Total Charge Expected	Three Months Ended	Nine Months Ended
(In millions)	To be Recorded	September 30, 2004	September 30, 2004
European Union Tire	$26.9	$1.2	$24.5
Engineered Products	38.6	34.7	34.7
Chemical Products	4.9	4.9	4.9
Corporate	2.1	0.9	2.1

	$72.5	$41.7	$66.2

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the fourth quarter of 2004.

     During the full year 2003, net charges of $291.5 million ($267.1 million after tax or $1.52 per share) were recorded, which included reversals of approximately $16 million (approximately $14 million after tax or $0.08 per share) related to all plans for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 900 were exited during the first nine months of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $56.3 million, and $134.2 million, were recorded during the third quarter and the first nine months of 2003, respectively.

     The following table summarizes, by segment, the total charges expected to be recorded, the new charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to plans initiated in 2003:

	Total Charge
	Expected
	To be Recorded	Charge	Charge	Amount
	(excluding	Recorded	Recorded	Reversed
(In millions)	reversals)	in 2004	to Date	to Date
North American Tire	$220.0	$7.3	$208.0	$8.8
European Union Tire	63.0	2.1	61.4	1.2
Latin American Tire	12.0	1.3	11.7	0.4
Engineered Products	42.0	0.4	29.8	12.2
Corporate	8.0	—	7.4	0.2

	$345.0	$11.1	$318.3	$22.8

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the next twelve months.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Asset sales	$0.9	$5.9	$(4.0)	$20.3
Interest income	(9.0)	(6.6)	(22.6)	(18.4)
Financing fees and financial instruments	29.2	18.8	90.9	71.9
General & product liability – discontinued products	7.7	62.5	27.5	72.5
Insurance fire loss deductible	—	—	11.7	—
Miscellaneous	2.0	9.6	9.5	18.3

	$30.8	$90.2	$113.0	$164.6

Other (Income) and Expense for the third quarter of 2004 included a loss of $0.9 million ($0.9 million after tax or $0.00 per share) on the sale of assets in North American Tire segment and European Union Tire segment. Other (Income) and Expense for the third quarter of 2003 included a loss of $6.3 million (as restated) ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment (“EPD”) and a gain of $0.4 million (as restated) ($0.4 million after tax or $0.00 per share) on the sale of assets in the European Union Tire Segment. Other (Income) and Expense for the first nine months of 2004 included a gain of $9.5 million ($7.1 million after tax or $0.04 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products and a loss of $5.5 million ($5.0 million after tax or $0.03 per share) on the sale of corporate assets and assets in North American Tire and European Union Tire segments. Other (Income) and Expense in the first nine months of 2003 included a loss of $23.9 million ($15.2 million after tax or $0.09 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. and the sale of assets in EPD and a gain of $3.6 million (as restated) ($2.9 million after tax of $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire Segment and the sale of assets in the European Union Tire Segment.

     Financing fees and financial instruments included $4.2 million and $17.9 million, of deferred costs written off, in the three and nine months periods ended September 2004, respectively, in connection with the Company’s refinancing activities during 2004. Additionally, during the third quarter of 2004 the Company incurred higher amortization of financing fees of approximately $6.0 million related to higher debt levels. Refer to Note 5, Financing Arrangements, for further information on the Company’s 2004 refinancing activities.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $7.7 million of expense, net of probable insurance recoveries, recorded in the third quarter of 2004, $5.5 million related to Entran II claims ($105.5 million of expense and $100.0 million of probable insurance recoveries) and $2.2 million related to asbestos claims ($4.6 million of expense and $2.4 million of probable insurance recoveries). Of the $27.5 million of expense, net of probable insurance recoveries, recorded in the first nine months of 2004, $15.4 million related to Entran II claims ($115.4 million in expense and $100.0 million in probable insurance recoveries) and $12.1 million related to asbestos claims ($18.7 million in expense and $6.6 million in probable insurance recoveries). Substantially all of the $62.5 million net charge for general & product liability-discontinued products in the third quarter of 2003 is related to Entran II claims. Goodyear recorded net charges for general & product liability-discontinued products totaling $72.5 million in the nine months ended September 30, 2003, which included recognition of a receivable of approximately $105 million, primarily from Goodyear’s excess insurance carriers. Refer to Note 7, Commitments and Contingent Liabilities, for further discussion.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Other (Income) and Expense in the first nine months of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the nine months, approximately $23 million in insurance recoveries were received to cover expenses related to the fire losses in Germany. At September 30, 2004, Goodyear recorded an insurance receivable of approximately $27 million to recover additional expenses associated with the fire losses in Germany. Subsequent to September 30, 2004, Goodyear received approximately $4 million in insurance recoveries. At September 30, 2004, Goodyear did not record any insurance recoveries associated with the fixed assets destroyed. Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

     Miscellaneous expense included approximately $8.3 million and $8.8 million of expense related to the potential sale of the Chemical Products segment in the third quarter and nine months of 2003, respectively. The Company subsequently determined to retain the business.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Average shares outstanding – basic	175.4	175.3	175.3	175.3
Dilutive securities (2.1 million stock options, 0.4 other)	2.5	—	—	—

Average shares outstanding – diluted	177.9	175.3	175.3	175.3

     In 2004 and 2003, approximately 28 million and 27 million, respectively, of stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of the Company’s common shares were excluded from average shares outstanding — diluted, as inclusion would have been anti-dilutive. In addition, approximately 2 million of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of the Company’s common shares were excluded from average shares outstanding — diluted for the nine-month period ended September 30, 2004 (less than one thousand shares for the three and nine-month periods ended September 30, 2003), as the Company was in a net loss position and, thus inclusion would also have been anti-dilutive.

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $6.93 billion available at September 30, 2004, of which $830.1 million were unused.

Notes Payable and Long-term Debt Due Within One Year

At September 30, 2004, Goodyear had short-term committed and uncommitted credit arrangements totaling $317.7 million, of which $60.1 million ($10.4 million unused) related to the consolidation of VIEs. Of the total amount, $132.4 million was unused. These arrangements are available primarily to certain of the Company’s international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $1,394.3 million at September 30, 2004 ($251.2 million at December 31, 2003), of which $54.3 million related to the consolidation of VIEs. Current maturities of long-term debt, which includes the maturity of the 6.375% Euro Note and European credit facilities, represents $1,209.0 million, with a weighted-average interest rate of 6.34% at September 30, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $185.3 million, of which $49.7 million related to VIEs consolidated in the period, was short-term debt of international subsidiaries, with a weighted-average interest rate of 5.82% at September 30, 2004 ($137.7 million and 4.81% at December 31, 2003, respectively).

Long-term Debt and Financing Arrangements

At September 30, 2004, Goodyear had long-term credit arrangements totaling $6.61 billion, of which $697.7 million were unused.

The following table presents long-term debt at September 30, 2004 and December 31, 2003:

		Restated
(In millions)	2004	2003
6.375% Euro notes due 2005	$493.6	$504.6
5.375% Swiss Franc bonds due 2006	126.3	128.0
4.00% Convertible notes due 2034	350.0	—
Notes:
6 5/8% due 2006	225.4	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.9	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.6	—
7% due 2028	149.1	149.1
Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$400 million senior secured term loan European facility due 2005	400.0	400.0
$800 million senior secured asset-backed term loan due 2006	800.0	800.0
$650 million senior secured asset-backed term loan due 2006	650.0	—
Revolving credit facilities due 2005 and 2006	250.0	839.0
Other domestic and international debt	221.2	173.3

	5,363.1	4,891.6
Capital lease obligations	55.4	47.7

	5,418.5	4,939.3
Less portion due within one year	1,209.0	113.5

	$4,209.5	$4,825.8

At September 30, 2004, the fair value of Goodyear’s long-term fixed rate debt amounted to $3.02 billion, compared to its carrying amount of $2.98 billion. At December 31, 2003, the fair value of Goodyear’s long-term fixed rate debt amounted to $2.11 billion, compared to its carrying amount of $2.23 billion. The increase of the carrying values and fair values in 2004 as compared to 2003 was primarily attributable to the issuance of the 11% Notes due 2011 and the 4% Convertible Notes due 2034. In addition, the increase in the fair value of the Company’s long-term fixed rate debt in 2004 as compared to 2003 was attributed to an improvement in the Company’s credit spreads. The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the 6 5/8% Notes due 2006 was hedged by floating interest rate contracts of $200 million at September 30, 2004 ($200 million at December 31, 2003).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of Goodyear’s variable rate debt approximated its carrying amount at September 30, 2004 and December 31, 2003.

     The Notes and Euro Notes have an aggregate face amount of $2.97 billion and are reported net of unamortized discounts aggregating $3.87 million ($1.96 billion and $1.70 million, respectively, at December 31, 2003).

     At September 30, 2004, the bank term loans due 2005 and 2006 were comprised of $1.85 billion of variable rate agreements based upon LIBOR plus a fixed spread, bearing interest at a weighted-average rate of 6.06% per annum. At December 31, 2003, the bank term loans due 2005 and 2006 were comprised of $1.78 billion of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted-average rate of 5.17% per annum, of which the interest rate on $325 million principal amount of bank term loans due 2005 and 2006 was hedged by interest rate contracts. There were no domestic short-term bank borrowings outstanding at September 30, 2004 or December 31, 2003.

     At September 30, 2004, borrowings under the revolving credit facilities due 2005 and 2006 were comprised of $250.0 million of variable rate agreements based upon LIBOR plus a fixed spread bearing interest at a weighted-average rate of 5.66% per annum ($839.0 million and 5.15% at December 31, 2003, respectively).

     Other domestic and international debt at September 30, 2004 and December 31, 2003, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2004-2023. The weighted-average interest rate in effect under these loans was 6.08% at September 30, 2004, compared to 6.25% at December 31, 2003. Of the long-term debt outstanding, $73.6 million is related to the consolidation of VIEs.

$350 Million Convertible Note Offering

     On July 2, 2004, the Company completed an offering of $350 million aggregate principal amount of 4.00% convertible senior notes due June 15, 2034. The notes are convertible into shares of the Company’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds from the notes were used to temporarily repay a revolving credit facility and for working capital purposes.

     In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF Issue, contingently convertible shares attached to a debt instrument, such as the 4% convertible senior notes discussed above, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The provisions of EITF No. 04-08 are effective for reporting periods ending after December 15, 2004, including the retroactive restatement of previously reported earnings per share amounts. The adoption of this standard is expected to result in a decrease in diluted earnings per share of $.02 for the third quarter of 2004.

$650 Million Senior Secured Notes

     On March 12, 2004, the Company completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the U.S. term loan facility, permanently reduce commitments under the revolving credit facility by $70 million, and for general corporate purposes. The notes are guaranteed by the same subsidiaries that guarantee the U.S. deposit-funded credit facility and asset-backed credit facilities and are secured by perfected fourth-priority liens on the same collateral securing those facilities (pari-passu with the liens on that domestic collateral securing the parent guarantees of the European revolving credit facility).

     The Company has the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008 at a redemption price, plus accrued and unpaid interest to the redemption date, of 105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. The Company may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company has the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008 at the redemption price, plus accrued and unpaid interest to the redemption date, of 104.0%, 102.0%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, the Company has the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings at a redemption price of 111% for the fixed rate notes and 100% plus the then applicable floating rate for the floating rate notes, of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

     The indenture for the senior secured notes contains restrictions on the Company’s operations, including limitations on (i) incurring additional indebtedness or liens, (ii) making dividends, distributions and stock repurchases, (iii) making investments, (iv) selling assets and (v) merging and consolidating. In the event that the senior secured notes have a rating equal to or greater than Baa3 from Moody’s and BBB- from Standard and Poor’s, a number of those restrictions will not apply, for so long as those credit ratings are maintained.

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

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of September 30, 2004, there were borrowings of $250.0 million and $400.0 million under the European revolving and term facilities, respectively.

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

     Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to incur additional indebtedness (including a limit of 275 million Euros in accounts receivable transactions), make investments, sell assets beyond specified limits, pay dividends and make loans or advances to Goodyear companies that are not subsidiaries of GDTE. The European facilities also contain certain additional covenants applicable to the Company identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $250 million and $100 million in 2004 and 2005 (through April 30), respectively.

     Subject to the provisions in the European facilities and agreements with Goodyear’s joint venture partner, Sumitomo Rubber Industries, Ltd. (SRI) (which include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms), GDTE is permitted to transfer funds to Goodyear.

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

U.S. Deposit-Funded Credit Facility

On August 18, 2004, Goodyear refinanced its then existing $680 million senior secured U.S. revolving credit facility with a U.S. deposit-funded credit facility, which is a synthetic revolving credit and letter of credit facility, pursuant to which the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The lenders under the new facility will receive annual compensation on the amount of the facility equivalent to 450 basis points over LIBOR. The full amount of the facility is available for the issuance of letters of credit or for revolving loans. The $500.7 million of letters of credit that were outstanding under the U.S. revolving credit facility as of June 30, 2004 were transferred to the deposit-funded credit facility. As of September 30, 2004, there were $500.5 million of letters of credit issued under the facility. The facility matures on September 30, 2007.

     Goodyear’s obligations under the deposit-funded credit facility are guaranteed by most of its wholly-owned U.S. subsidiaries and by its direct Canadian subsidiary, Goodyear Canada Inc. Goodyear’s obligations under this facility and its subsidiaries’ obligations under the related guarantees are secured by collateral that includes:

•	subject to certain exceptions, perfected first-priority security interests in the equity interests in its U.S. subsidiaries and 65% of the equity interests in its non-European foreign subsidiaries;

•	a perfected second-priority security interest in 65% of the capital stock of Goodyear Finance Holding S.A.;

•	perfected first-priority security interests in and mortgages on its U.S. corporate headquarters and certain of its U.S. manufacturing facilities;

•	perfected third-priority security interests in all accounts receivable, inventory, cash and cash accounts pledged as security under the Company’s asset-backed facilities; and

•	perfected first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

     The bond agreement for Goodyear’s Swiss Franc bonds limits the Company’s ability to use its U.S. tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that holders of the Swiss Franc bonds be secured on an equal and ratable basis. The manufacturing facilities indicated above were pledged to ratably secure Goodyear’s Swiss Franc bonds to the extent required by the bond agreement. However, the aggregate amount of debt secured by these manufacturing facilities is limited to 15% of Goodyear’s positive consolidated shareholders’ equity, in order that the security interests granted to the lenders under the U.S. senior secured funded credit facility not be required to be shared with the holders of debt outstanding under the Company’s other existing unsecured bond indentures.

     The deposit-funded credit facility contains certain covenants that, among other things, limit Goodyear’s ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of 275 million euros in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2004 and 2005 and the first quarter of 2006 and $1.75 billion for the last three quarters of 2006 and the first three quarters of 2007. Goodyear is not permitted to allow the ratio of Consolidated EBITDA to consolidated interest

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense to fall below 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at any time. As of September 30, 2004, the Company was in compliance with each of the financial covenants.

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

In April 2003 the Company entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. On February 20, 2004, the Company added a $650 million term loan tranche to the facility, not subject to the borrowing base, and with junior liens on the collateral securing the facility. As of September 30, 2004, there were no borrowings and $800.0 million drawn under the revolving credit and term loan asset-backed facilities, respectively. As of September 30, 2004, the $650.0 million tranche was fully drawn. The facilities mature on March 31, 2006.

     Availability under the facilities, other than the $650 million term loan tranche, is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b)(i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate multiplied by the inventory value or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) the sum of 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products segment and Chemical Products segment minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored minus (C) a priority payables reserve based on liabilities for certain taxes or certain obligations related to employees that have a senior or pari passu lien on the collateral.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Maturities

The annual aggregate maturities of long-term debt and capital leases for the five years subsequent to September 30, 2004 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ended September 30,
	1	2	3	4	5
(In millions)	Year	Year	Year	Year	Year
Debt incurred under revolving credit agreements	$250.0	$—	$—	$—	$—
Other – international	436.6	52.4	66.9	2.7	3.4
Other – domestic	522.4	1,578.5	527.7	102.3	2.3

	$1,209.0	$1,630.9	$594.6	$105.0	$5.7

NOTE 6. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

Goodyear and its subsidiaries provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. The benefit obligation for other postretirement benefits includes $15.3 million for the increase in the Company’s contribution requirements based upon the attainment of certain profit levels by certain businesses in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP), was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. During the third quarter of 2004 the Company determined the overall impact of the adoption of the FSP was a reduction of expense of approximately $2 million on an annual basis of which approximately $1 million was recorded in the third quarter. The adoption of the FSP also reduced the accumulated postretirement benefit obligation by approximately $19.7 million.

     Pension cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Service cost – benefits earned during the period	$21.6	$31.2	$66.8	$93.2
Interest cost on projected benefit obligation	104.2	101.9	315.3	303.9
Expected return on plan assets	(87.4)	(78.8)	(259.8)	(234.0)
Amortization of unrecognized: - prior service cost	18.9	19.1	56.6	56.8
- net (gains) losses	28.7	31.7	89.6	94.9
- transition amount	0.3	0.3	1.0	0.8

Net periodic pension cost	86.3	105.4	269.5	315.6
Curtailments / settlements	9.5	3.1	10.4	14.4
Special termination benefits	4.2	—	4.2	—

Total pension cost	$100.0	$108.5	$284.1	$330.0

     For the three and nine month periods ended September 30, 2004, the Company contributed $60.6 million and $73.9 million, respectively, to domestic plans and $15.0 million and $45.5 million, respectively, to its foreign plans. Refer to note 11, Future Liquidity Requirements, for further discussion.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Postretirement benefit cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Service cost – benefits earned during the period	$6.2	$6.2	$18.9	$19.1
Interest cost on projected benefit obligation	46.8	45.2	145.0	134.5
Amortization of unrecognized: - prior service cost	11.4	4.5	35.2	13.5
- net (gains) losses	8.8	8.3	27.1	26.5

Net periodic postretirement cost	73.2	64.2	226.2	193.6
Curtailments / settlements	12.5	—	12.5	7.3
Special termination benefits	0.3	—	0.3	—

Total postretirement cost	$86.0	$64.2	$239.0	$200.9

     In the third quarter of 2004, pension curtailments, settlements, and special termination benefits of $31.1 million related to the Chemical and EPD segments rationalization initiatives were recorded as further discussed in Note 2, Rationalizations.

     Substantially all domestic employees are eligible to participate in a savings plan. The main Hourly Bargaining Plans provided for matching contributions, through April 20, 2003, (up to a maximum of 6% of the employee’s annual pay or, if less, $12,000) at the rate of 50%. Goodyear suspended the matching contributions for all participants in the main Salaried Plan effective January 1, 2003. The expenses recognized for Goodyear domestic contributions for the three and nine month periods ended September 30, 2004 were $1.0 million and $3.1 million (($0.5) million and $7.6 million for the three and nine months ended September 30, 2003), respectively.

     In addition, defined contribution pension plans are available for certain foreign employees. The expenses recognized for Company contributions for these plans for the three and nine month periods ended September 30, 2004 were $2.9 million and $9.5 million ($0.8 million and $3.1 million for the three and nine months ended September 30, 2003), respectively. The 2004 amounts have increased over 2003 primarily due to the inclusion of contributions for SPT due to the adoption of FIN 46.

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2004, Goodyear had binding commitments for raw materials and investments in land, buildings and equipment of $563.9 million, and off-balance-sheet financial guarantees written and other commitments totaling $18.0 million.

Warranty

At September 30, 2004, Goodyear had recorded liabilities, included in Other current liabilities, totaling $13.5 million ($12.3 million at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first nine months of 2004 and 2003:

(In millions)	2004	2003
Balance at January 1	$12.3	$11.0
Settlements made during the period	(20.4)	(18.9)
Additional accrual for warranties issued during the period	21.6	19.7

Balance at September 30	$13.5	$11.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

Goodyear had recorded liabilities totaling $37.6 million and $32.6 million (as restated) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at September 30, 2004 and December 31, 2003, respectively. Of these amounts, $7.3 million and $7.5 million (as restated) were included in Other current liabilities at September 30, 2004 and December 31, 2003, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $207.3 million and $195.7 million (as restated) for anticipated costs related to workers’ compensation at September 30, 2004 and December 31, 2003, respectively. Of these amounts, $116.8 million and $112.6 million were included in Current Liabilities as part of Compensation and benefits at September 30, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $593.7 million and $491.7 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear at September 30, 2004 and December 31, 2003, respectively. Of these amounts, $124.4 million and $142.5 million were included in Other current liabilities at September 30, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $214.0 million at September 30, 2004 and $199.3 million at December 31, 2003. Of these amounts, $128.5 million and $100.1 million were included in Current Assets as part of Accounts and notes receivable at September 30, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 27,700 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $228 million through September 30, 2004 and approximately $208 million through December 31, 2003.

     A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2004	2003(2)	2002(2)
Pending claims, beginning of period	114,800	100,600	64,500
New claims filed	13,300	24,300	39,800
Claims settled/dismissed	(2,400)	(10,100)	(3,700)

Pending claims, end of period	125,700	114,800	100,600

Payments (1)	$24.7	$29.6	$18.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Amount spent on asbestos litigation defense and claim resolution before recovery of insurance proceeds.

(2) Changes in claims tracking methods resulted in a modification of previously reported claims for these periods.

     In connection with the preparation of its 2003 financial statements, the Company engaged an independent asbestos valuation firm to review the Company’s existing reserves for pending claims, to determine whether or not the Company could make a reasonable estimate of the liability associated with unasserted asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

     The Company, based on the advice of the valuation firm, has recorded liabilities for both asserted and unasserted claims at September 30, 2004 totaling $126.7 million, inclusive of defense costs, compared to $131.1 million at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analyses based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at September 30, 2004 is $27.6 million compared to $31.9 million at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation firm during the preparation of the 2003 financial statements. At September 30, 2004, the Company’s liability with respect to asserted claims and related defense costs was $99.1 million compared to $99.2 million at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and September 30, 2004.

     At December 31, 2003, after reviewing the Company’s recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation firm cited two primary reasons for the Company to refine its valuation assumptions. First, in calculating the Company’s estimated liability, the valuation firm determined that the Company had previously assumed it would resolve more claims in the foreseeable future than is likely based on its historical record and nationwide trends. As a result, the Company now assumes that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation firm determined that it was not possible to estimate a liability for as many non-malignancy claims as the Company had done in the past. As a result, the Company’s current estimated liability includes fewer liabilities associated with non-malignancy claims.

     Goodyear maintains primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. Goodyear records a receivable with respect to such policies when it determines that recovery is probable and it can reasonably estimate the amount of a particular recovery.

     Prior to 2003, Goodyear did not record a receivable for expected recoveries from excess carriers in respect of asbestos-related matters. Goodyear has instituted coverage actions against certain of these excess carriers. After consultation with its outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear first recorded a receivable during 2003 which represents an estimate of recovery from its excess coverage insurance carriers relating to potential asbestos-related liabilities.

     Based upon the model employed by the valuation firm, the Company’s receivable related to asbestos claims is $104.8 million at September 30, 2004. Based on the Company’s current asbestos claim profile, the Company expects that approximately 83% of asbestos claim related losses will be recoverable up to its accessible policy limits. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $23.1 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2004. Goodyear had recorded insurance receivables of $110.4 million at December 31, 2003. Of this amount, $20.4 million was included in Current Assets as part of Accounts and notes receivable.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company believes that at September 30, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $104.8 million insurance receivable recorded at September 30, 2004. The Company also had approximately $23 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at September 30, 2004.

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

     As previously reported, on June 4, 2004, the Company entered into an amended settlement agreement that was intended to address a substantial portion of its Entran II liabilities (the “Amended Settlement”). On October 19, 2004, the court conducted a fairness hearing on, and gave final approval to, the Amended Settlement. As a result, Goodyear will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. The first of these payments will be made within ten days of the Final Order and Judgment and will consist of $60 million, less the amount paid as of June 30, 2004 to cover the cost of administration and class notice. In addition to these annual payments, Goodyear was required to contribute to the settlement fund by October 19, 2004, the amount of insurance Goodyear recovered from its carriers relating to Entran II but, in any event, no less than $150 million. As of October 19, 2004, $150 million had been deposited by the Company in the settlement fund comprised of $75 million of insurance recoveries previously obtained by the Company and $75 million of cash contributions made by the Company. The Company expects to receive an additional $100 million of insurance reimbursements during the 4th quarter. Of this amount, $75 million will reimburse the Company for its October 19, 2004 cash contribution to the settlement fund and the balance (net of unreimbursed legal costs incurred to obtain the insurance recoveries) will be deposited into the settlement fund. The Company does not expect to receive any further insurance reimbursements beyond the amounts described above.

     A total of 62 claimants have been opted out of the Amended Settlement. The Amended Settlement does not cover the liability associated with these opt outs, however, the Company will be entitled to assert proxy claims against the settlement fund for the payments such claimants would have been entitled to under the Amended Settlement if these claimants assert claims against the Company. The Company is a defendant in two pending state court actions in Colorado involving approximately 15 sites that have been opted out of the amended settlement.

     In 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. On June 19, 2003, a jury in Colorado Federal court awarded a judgment in an Entran II case against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003. Any liability of the Company arising out of these

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

actions will not be covered by the Amended Settlement. The Company will continue to pursue appeals of these judgements.

     In another Entran II action, on May 13, 2004, a federal jury in Colorado awarded the plaintiffs aggregate damages of $8.1 million, of which 40% was allocated to Goodyear. The court subsequently awarded plaintiffs $4.8 million in prejudgment interest, all of which was allocated to the Company. On June 21, 2004, a jury in another Entran II case in Colorado state court awarded the plaintiff $0.6 million in damages, 20% of which was allocated to the Company. The plaintiff was also awarded approximately $0.4 million in prejudgement interest and costs. Any liability of the Company arising out of the these actions also will not be covered by the Amended Settlement. However, the Company will be entitled to a credit from the settlement fund against amounts (if any) paid to the plaintiffs in these actions. The Company will continue to pursue appeals of these judgements.

     Goodyear has recorded liabilities of approximately $353 million and $246 million at September 30, 2004 and December 31, 2003, respectively, related to Entran II litigation. Goodyear recorded insurance receivables related to Entran II litigation of $100 million and $55 million at September 30, 2004 and December 31, 2003, respectively. The Company has also recorded, at September 30, 2004, approximately $72.2 million in restricted cash for insurance recoveries previously received that will be included in the settlement fund.

     Goodyear believes that its reserve for Entran II litigation, and the related insurance receivables recorded in respect of these matters, reflect reasonable and probable estimates of these amounts. The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to resolve claims not subject to the Amended Settlement (including the cases in which the Company has received adverse judgments) and whether or not claimants opting out of the Amended Settlement pursue claims against Goodyear in the future. As a result, it is reasonably possible that the Company may incur a liability in excess of its recorded reserve, however, Goodyear cannot predict such range of additional loss.

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

Guarantees

The Company is a party to various agreements under which it has undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of the Company’s affiliates or customers of the Company. Normally, there is no separate premium received by the Company as consideration for the issuance of guarantees. The Company’s performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to the Company under these agreements were not significant.

Customer Financing. In the normal course of business, the Company will from time to time issue guarantees to financial institutions on behalf of its customers. The Company normally issues these guarantees in connection with the arrangement of financing by the customer. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by a customer, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that customer. At September 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $7.5 million,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and which expire at various times through 2011. The Company cannot estimate the extent to which its customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments. The Company has not recorded any liabilities associated with these guarantees on the Consolidated Balance Sheet as of September 30, 2004 or December 31, 2003.

Affiliate Financing. The Company will from time to time issue guarantees to financial institutions on behalf of certain of its affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At September 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $9.8 million, and which expire at various times through 2007. The Company is unable to estimate the extent to which its affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

Employee Guarantees. The Company will from time to time, issue guarantees to financial institutions or other companies on behalf of certain employees or associates that are relocated to international operations. At September 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $0.7 million.

Indemnifications. At September 30, 2004, the Company was a party to various agreements under which it had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by the Company in the normal course of business; the sale of assets by the Company; the formation of joint venture businesses to which the Company has contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by the Company pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

NOTE 8. ACQUISITIONS

During June 2004, Goodyear exercised its call option and purchased the remaining 20% of Sava Tires d.o.o. (Sava Tires), a joint venture tire manufacturing company in Kranj, Slovenia, for approximately $52 million. Following the purchase, the Company transferred Sava Tires to the Company’s 75 percent-owned Goodyear Dunlop Tires Europe affiliate. In conjunction with the purchase of the remaining 20% of Sava Tires, the Company recorded an addition to goodwill of approximately $1.0 million. The acquisition of the remaining 20% of Sava Tires was accounted for under the purchase method of accounting. The purchase price has been allocated on a preliminary basis, as the Company is completing its asset valuations (expected to be completed during the fourth quarter of 2004). The Company had purchased its original 60% stake in Sava Tires in 1998 and then completed an additional purchase of 20% in 2002.

     On July 13, 2004, Goodyear completed the acquisition of the remaining 50% ownership interest of Däckia, a major tire retail group in Sweden, for approximately $10 million. Goodyear originally acquired a 50% stake in Däckia in 1995. The acquisition of the remaining 50% of Däckia was accounted for under the purchase method of accounting. The purchase price has been allocated on a preliminary basis entirely to goodwill, as the Company is completing its asset valuations (expected to be completed during the fourth quarter of 2004). In conjunction with the consolidation of and the purchase of the remaining 50% of Däckia, the Company recorded goodwill of $26 million.

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

NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Net Sales:
North American Tire	$2,070.5	$1,792.2	$5,837.2	$5,076.4
European Union Tire	1,084.7	985.6	3,255.8	2,875.9
Eastern Europe, Middle East and Africa Tire	344.6	283.2	928.4	779.2
Latin American Tire	315.7	262.1	909.7	752.1
Asia/Pacific Tire	319.4	140.1	969.0	429.9

Total Tires	4,134.9	3,463.2	11,900.1	9,913.5
Engineered Products	377.2	299.9	1,090.0	890.8
Chemical Products	395.8	306.7	1,130.8	909.8

Total Segment Sales	4,907.9	4,069.8	14,120.9	11,714.1
Inter-SBU Sales	(209.3)	(169.2)	(602.2)	(526.1)
Other	15.1	5.8	15.3	18.1

Net Sales	$4,713.7	$3,906.4	$13,534.0	$11,206.1

Segment Operating Income (Loss):
North American Tire	$13.5	$(36.6)	$16.2	$(116.2)
European Union Tire	69.9	49.3	195.1	112.5
Eastern Europe, Middle East and Africa Tire	59.8	43.5	148.2	98.8
Latin American Tire	63.7	43.8	186.7	104.2
Asia/Pacific Tire	18.7	10.3	45.7	36.2

Total Tires	225.6	110.3	591.9	235.5
Engineered Products	34.1	13.7	88.6	25.3
Chemical Products	45.4	27.4	130.5	79.4

Total Segment Operating Income	305.1	151.4	811.0	340.2
Rationalizations and asset sales	(29.7)	(60.2)	(58.6)	(150.7)
Accelerated depreciation charges and asset write-offs	(2.2)	(0.5)	(7.1)	(8.7)
Interest expense	(95.0)	(78.9)	(266.2)	(219.7)
Foreign currency exchange	(10.5)	(10.8)	(14.2)	(29.8)
Minority interest in net income of subsidiaries	(18.3)	(8.7)	(44.4)	(32.0)
Inter-SBU income	(34.6)	(22.7)	(99.1)	(58.7)
Financing fees and financial instruments	(29.2)	(18.8)	(90.9)	(71.9)
Equity in earnings (losses) of corporate affiliates	0.4	(1.6)	1.0	(8.0)
General and product liability – discontinued products	(7.7)	(62.5)	(27.5)	(72.5)
Expenses for insurance fire loss deductibles	—	—	(11.7)	—
Professional fees associated with the investigation and restatement	(2.2)	—	(26.5)	—
Other	(10.7)	(4.8)	(33.0)	(14.0)

Income (Loss) before Income Taxes	$65.4	$(118.1)	$132.8	$(325.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Rationalizations:
North American Tire	$(1.2)	$10.7	$4.5	$59.2
European Union Tire	0.9	27.3	25.8	44.4
Eastern Europe, Middle East and Africa Tire	0.1	—	0.1	(0.1)
Latin American Tire	0.6	—	2.4	5.5
Engineered Products	22.6	17.3	22.8	20.5
Chemical	4.9	—	4.9	—
Corporate	0.9	(1.0)	2.1	0.9

Total Rationalizations	$28.8	$54.3	$62.6	$130.4

Other (Income) and Expense:
North American Tire	$2.7	$—	$1.2	$—
European Union Tire	(1.8)	(0.4)	(4.1)	(1.5)
Asia/Pacific Tire	—	—	—	(2.1)
Engineered Products	—	6.3	(1.3)	6.3
Corporate(1)	29.9	84.3	117.2	161.9

Total Other (Income) and Expense	$30.8	$90.2	$113.0	$164.6

(1) Includes the expense for general & product liability-discontinued products, insurance fire loss deductibles, and financing fees and financial instruments. See Note 3, Other (Income) and Expense for further discussion.

NOTE 11. FUTURE LIQUIDITY REQUIREMENTS

As of September 30, 2004, the Company had $1.60 billion in cash and cash equivalents, of which $796.1 million was held in the United States and $261.4 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of September 30, 2004, approximately $195.5 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through September 30, 2005.

     At September 30, 2004, the Company also had $830.1 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in calendar years 2005 and 2006 is approximately $1.22 billion and $1.90 billion, respectively. Included in these amounts is $650.0 million related to our primary European credit facilities maturing in 2005 and $1.45 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the existing lenders. Because of our debt ratings, operating performance over the past few years and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $425 million to $450 million in 2005. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) an ERISA liability interest rate of 6.53% and 6.11% for 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004, and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA funding requirements. Prior to 2005 funding estimates had assumed an ERISA liability interest rate of 6.67% for 2005, and 2004 asset returns of 8.5%. The new estimates for these items are based upon bond rates and asset returns as of September 30, 2004. For the three and nine month periods ended September 30, 2004, the Company contributed $60.6 million and $73.9 million, respectively, to its domestic plans. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements permitting the deferral of certain contributions that would have otherwise been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of those required, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded international pension plans. For the three and nine month periods ended September 30, 2004, the Company contributed $15.0 million and $45.5 million, respectively, to its foreign plans.

     Goodyear’s postretirement benefit plans will require amounts to cover benefit payments in the future. Benefit payments are expected to be approximately $285 million in 2004, $300 million in 2005 and $300 million in 2006. These estimates are based upon the plan provisions currently in effect. Ultimate payments are expected to be $3.1 billion as calculated on December 31, 2003. The majority of these payments would be made more than five years hence.

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

     The Company’s master contract with the USWA committed the Company to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003 or the USWA would have the right to file a grievance and strike. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes due 2011, consisting of $450 million of 11% senior secured notes and $200 million of floating rate notes at LIBOR plus 8%. On July 2, 2004, the Company completed a private offering of $350 million in 4% convertible senior notes due 2034 (an equity-linked security). Under the master contract the Company also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. The Company completed the refinancing of the U.S. term loan in March 2004 and refinanced the U.S. revolving credit facility in August 2004. In the event of a strike by the USWA, the Company’s financial position, results of operations and liquidity could be materially adversely affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company is subject to various legal proceedings, including those described in note 7, Commitments and Contingent Liabilities. In the event the Company wishes to appeal any future adverse judgment in any proceeding, it would be required to post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. funded credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

     A substantial portion of Goodyear’s borrowings is at variable rates of interest and exposes the Company to interest rate risk. If interest rates rise, the Company’s debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company’s liquidity in future periods.

NOTE 12. INCOME TAXES

For the 2004 first nine months, Goodyear recorded tax expense of $145.1 million ($28.9 million for the third quarter) on income before income taxes and minority interest in net income of subsidiaries of $177.2 million ($83.7 million for the third quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter are net favorable tax adjustments of $50.4 million and $43.6 million, respectively. These favorable tax adjustments relate to the settlement of prior years’ tax liabilities, which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries’ deferred tax assets. For the three and nine months ended 2003, Goodyear recorded tax expense of $1.3 million (as restated) and $46.5 million (as restated) on a loss before taxes and minority interest in net income of subsidiaries of $109.4 million (as restated) and $293.8 million (as restated), respectively.

     The American Job Creation Act of 2004 (AJCA), which was signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. As Goodyear is both an exporter and a domestic manufacturer and in a U.S. tax loss position, this change should have no material impact on the Company’s income tax provision.

NOTE 13. SUBSEQUENT EVENTS

On October 29, 2004, the Company completed a settlement with suppliers, which will result in after tax income and cash flow of approximately $19 million in the fourth quarter of 2004.

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

     We had net income of $36.5 million in the third quarter of 2004 compared to a net loss of $119.4 million (as restated) for the same period in 2003. For the first nine months of 2004 we had a net loss of $12.3 million, compared to a net loss of $372.3 million (as restated) for the first nine months of 2003. Our consolidated results are significantly dependent on the performance of our North American Tire segment. For the third quarter of 2004, North American Tire had segment operating income of $13.5 million compared to a segment operating loss of $36.6 million (as restated) for the third quarter of 2003. The improvement was due primarily to sustained improvement in pricing and product mix as sales of Goodyear brand tires remained strong. Additional improvement was a result of savings from rationalization programs and increased sales in the consumer replacement market and commercial markets. Our second largest segment, European Union Tire, had segment operating income of $69.9 million and $49.3 million (as restated) in the third quarter of 2004 and 2003, respectively. The improvement in the European Union Tire segment is also due to improved pricing and product mix.

     The segment operating income in each of our other five segments also increased compared to the comparable prior year period. For the third quarter of 2004, the Eastern Europe, Middle East and Africa Tire segment reported segment operating income of $59.8 million compared to $43.5 million in the third quarter of 2003. Latin America Tire reported segment operating income of $63.7 million in the third quarter of 2004 compared to $43.8 million in the third quarter of 2003. Segment operating income for Asia/Pacific Tire of $18.7 million for the third quarter of 2004 increased from $10.3 million reported in the third quarter of 2003. Engineered Products and Chemical Products reported third quarter 2004 operating income of $34.1 million and $45.4 million, respectively, as compared to 2003 third quarter operating income of $13.7 million (as restated) and $27.4 million, respectively.

     High raw material costs, particularly for natural rubber, continue to negatively impact our results. Increases in raw material costs increased our Cost of Goods Sold by approximately $75 million and $146 million in the third quarter and first nine months of 2004, respectively. We expect that raw material costs will increase between 5% and 7% in 2004 compared to 2003. Interest expense remains high primarily due to our increased level of average debt. Interest expense increased from $78.9 million in the third quarter of 2003 to $95.0 million in the third quarter of 2004.

     A significant indicator of our operating performance is share of sales, especially in our two largest regions, North America and Western Europe. In North America, our share of sales in the replacement segment increased in the third quarter of 2004 as compared to the first half of 2004 as sales of Goodyear brand tires remained strong while the share of sales of Dunlop brand tires declined. While our private label business declined in the first half of 2004, this business stabilized during the third quarter. Our share of sales in the North American original equipment segment fell slightly during the third quarter of 2004 compared to the first half due to our selective fitment strategy in the consumer original equipment business. In Western Europe, our estimated share of sales decreased in all segments in the third quarter compared to the first half, except in the commercial OE segment, which increased slightly.

     On July 2, 2004, we completed a private offering of $350 million of 4% convertible senior notes due 2034. The proceeds of the notes were used for general corporate purposes. On August 18, 2004, we refinanced our $680 million senior secured U.S. revolving credit facility, which would have matured on April 30, 2005, with a $680 million senior secured deposit-funded credit facility. The new facility matures in September of 2007 and is secured by the same collateral as, and contains covenants similar to, those in the facility it replaces. The new facility is structured as a synthetic revolving credit and letter of credit facility, pursuant to which the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. We anticipate undertaking additional refinancing activities in order to address $1.22 billion and $1.90 billion of long-term debt maturing in 2005 and 2006, respectively, required contributions to our domestic pension plans (minimum contributions of approximately $160 million and $425 million to $450 million are expected to be required in 2004 and 2005, respectively of which approximately $74 million was contributed as of September 30, 2004, and additional minimum contributions will be required in years beyond 2005), enhance our financial flexibility and ensure adequate liquidity. As part of our refinancing efforts, we may also seek to access the capital markets, although our current credit ratings may restrict our ability to do so. Failure to obtain new financing could have a material adverse effect on our liquidity. In addition, we continue to review potential asset sales.

     On October 19, 2004, an amended settlement agreement to resolve a substantial portion of our product liability claims relating to Entran II, a rubber hose product we previously manufactured, received court approval. As a result, we will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, Goodyear was required to contribute to the settlement fund by October 19, 2004, the amount of insurance recovered from its carriers relating to Entran II but, in any event, no less than $150 million. As of October 19, 2004, $150 million had been deposited by the Company in the settlement fund comprised of $75 million of insurance recoveries previously obtained by the Company and $75 million of cash contributions made by the Company. The Company expects to receive an additional $100 million of insurance reimbursements during the 4th quarter. Of this amount, $75 million will reimburse the Company for its October 19, 2004 cash contribution to the settlement fund and the balance (net of unreimbursed legal costs incurred to obtain the insurance recoveries) will be deposited into the settlement fund.

     On November 5, 2004, we announced that we would restate our financial statements for the years ended December 31, 2003, 2002 and 2001 and our interim unaudited financial statements for the first and second quarters of 2004. The restatement also affects periods prior to 2001. In the restatement we will include a note to the financial statements containing summary financial information related to certain of the Company’s investments in affiliates, and adjustments to our prior period financial statements to record net after-tax expense adjustments of approximately $7.6 million, of which $5.2 million relates to 2003 and $2.4 million relates to prior years. Additionally, we will amend our first and second quarter 2004 Form 10-Qs to reflect after-tax income adjustments of approximately $3.0 million for the six months ended June 30, 2004. Most of these adjustments were identified through the implementation of our previously announced measures to improve account reconciliation procedures. In addition, we will correct a misclassification of deferred income tax assets and liabilities in the Company’s Consolidated Balance Sheet beginning December 31, 2003. For further information, refer to note 1A, Restatement.

     We remain subject to a Securities and Exchange Commission (“SEC”) investigation into the facts and circumstances surrounding the restatement of our historical financial statements. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time. In May 2004, following the conclusion of certain internal investigations initiated by the Company’s Audit Committee, our external auditors advised us that the circumstances they previously identified to the Company as collectively resulting in a material weakness in October 2003 had each individually become a material weakness. Our external auditors further identified an additional material weakness resulting from intentional overrides of internal controls by middle managerial personnel, particularly related to the European Union Tire segment and workers’ compensation liability in the United States, which the Company’s internal investigation had identified and brought to the auditor’s attention. We are currently implementing a remediation plan to address these matters.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the third quarter of 2004 were $4.71 billion, increasing 20.7% from $3.91 billion (as restated) in the 2003 third quarter. Net income of $36.5 million or $0.21 per diluted share was recorded in the 2004 third quarter compared to a net loss of $119.4 million (as restated) or $0.68 per diluted share (as restated) in the 2003 period. The

2004 third quarter included an after-tax rationalization charge of $30.4 million or $0.17 per share compared to an after-tax rationalization charge of $44.8 million or $0.26 per share in 2003.

     In the first nine months of 2004, sales of $13.53 billion increased 20.8% from $11.21 billion (as restated) in the 2003 period. A net loss of $12.3 million or $0.07 per share was recorded in the first nine months of 2004 compared to a net loss of $372.3 million (as restated) or $2.12 per share (as restated) in the first nine months of 2003. The first nine months of 2004 included an after-tax rationalization charge of $59.5 million or $0.34 per share compared to an after-tax rationalization charge of $114.0 million or $0.65 per share in 2003.

     Revenues in the third quarter of 2004 increased approximately $807 million from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $315 million in the third quarter. Revenue increases of approximately $214 million, attributable to pricing and product mix improvements, primarily in North American Tire, Latin American Tire, and European Union Tire and revenue increases of approximately $121 million, attributable to higher unit volume primarily in Engineered Products, Eastern Europe and Latin American Tire had a favorable impact on third quarter 2004 revenues. 2004 revenue also benefited from the positive impact of currency translation of approximately $105 million in the third quarter, mainly in Europe.

     Worldwide tire unit sales in the third quarter of 2004 were 57.4 million units, an increase of 2.1 million units or 3.8% compared to the 2003 period. Tire units increased by approximately 1.6 million units due to the consolidation of a variable interest entity in accordance with FIN 46. North American Tire (U.S. and Canada) volume increased 0.1 million units in the quarter, while international unit sales increased 2.0 million units or 7.3%. Worldwide replacement unit sales increased 1.4 million units or 3.4% from the 2003 quarter, due to increases in all regions except European Union Tire. Original equipment (OE) unit sales increased 0.7 million units or 4.7% in the quarter, due to increases in European Union Tire, Latin American Tire and Eastern Europe Tire.

     Revenues in the first nine months of 2004 increased approximately $2.33 billion from the 2003 period partially as a result of the consolidation of two variable interest entities in accordance with FIN 46 of approximately $896 million. Improved pricing and product mix improvements, primarily in North American Tire, Latin American Tire,Eastern Europe Tire and European Union Tire of approximately $552 million and higher unit volume of approximately $447 million, driven by European Union Tire and Latin American Tire, as well as higher volume in Engineered Products, had a favorable impact on revenues in the first nine months of 2004. Additionally, the impact of currency translation of approximately $391 million, mainly in Europe, benefited 2004 sales.

     Worldwide tire unit sales in the first nine months of 2004 were 168.1 million units, an increase of 7.4 million units or 4.6% compared to the 2003 period. Tire units increased by approximately 4.7 million units due to the consolidation of variable interest entities in accordance with FIN 46. North American Tire volume increased 0.4 million units or 0.4%, while international unit sales increased 7.0 million units or 8.4%. Worldwide replacement unit sales increased 7.1 million units or 6.3% from the 2003 nine months, due to increases in all segments. OE unit sales increased 0.3 million units or 0.7% during the first nine months of 2004 due to increases primarily in Latin American Tire and European Union Tire.

     Cost of goods sold (CGS) increased approximately $571 million, or 17.9%, but decreased to 79.9% of net sales, in the third quarter of 2004, compared to 81.8% in the 2003 period. CGS in the third quarter of 2004 increased by approximately $259 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was increased by approximately $81 million due to higher volume, largely in North American Tire, Engineered Products, and Eastern Europe Tire, and was negatively impacted by currency translation of approximately $79 million, primarily in Europe. Increased manufacturing costs related to changes in product mix of approximately $49 million, in part related to North American Tire and Engineered Products, and increased raw material costs of approximately $75 million and higher conversion costs of approximately $15 million related primarily to North American Tire were partially offset by savings from rationalization programs of approximately $38 million.

     CGS increased approximately $1.63 billion , or 17.7%, but decreased to 80.0% of net sales in the first nine months of 2004, compared to 82.1% in the 2003 period. CGS in the first nine months of 2004 increased by approximately $732 million due to the consolidation of two variable interest entities in accordance with FIN 46. Additionally, increased unit volume of approximately $312 million, currency translation of approximately $298 million and increases in product mix of approximately $190 million increased the 2004 CGS. Higher raw material costs of approximately $146 million and conversion costs of approximately $10 million were partially offset by savings from rationalization programs of approximately $95 million which favorably impacted 2004 CGS. In 2003, CGS was adversely impacted by adjustments that were related to the Engineered Products Segment and recorded in conjunction with the restatement. It was not possible to allocate the amount of these adjustments to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This 2003 account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     Selling, administrative and general expense (SAG) in the third quarter of 2004 increased approximately $114 million, or 19.5%, compared to the 2003 period but decreased to 14.9% of net sales in 2004 compared to 15.0% in the 2003 period. SAG in the third quarter of 2004 increased by approximately $51 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was also unfavorably impacted by increased corporate consulting fees of approximately $23 million, of which approximately $7 million related to compliance with Sarbanes Oxley and approximately $2 million related to professional fees associated with the SEC investigation. In addition, currency translation of approximately $20 million, largely in Europe, increased advertising expense of approximately $12 million, in part due to the launch of the Assurance tire and higher wages and benefit costs of approximately $9 million negatively impacted 2004 SAG. The overall increases were partially offset by savings from rationalization actions of approximately $9 million.

     SAG in the first nine months of 2004 increased approximately $324 million, or 18.5%, compared to the 2003 period but decreased from 15.6% of net sales in 2003 to 15.3% in 2004. SAG increased in the first nine months of 2004 compared to the 2003 period primarily as a result of the consolidation of two variable interest entities totaling approximately $153 million. Currency translation of approximately $69 million, increased corporate consulting fees of approximately $59 million, of which approximately $26 million related to professional fees associated with the restatement and SEC investigation and approximately $14 million related to Sarbanes-Oxley compliance, and higher advertising expenses of approximately $39 million also led to higher SAG expense. SAG in the 2004 period benefited from approximately $25 million in savings from rationalization programs.

     Interest expense increased 20.4% from $78.9 million in the third quarter of 2003 to $95.0 million in the third quarter of 2004 primarily as a result of higher average debt outstanding and higher average interest rates. For the first nine months of 2004, interest expense increased 21.2% to $266.2 million compared to the 2003 period, reflecting a higher average debt balance and higher interest rates as well as the April 1, 2003 restructuring and refinancing of our credit facilities.

     Other (Income) and Expense was $30.8 million net expense in the 2004 third quarter compared to $90.2 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $29.2 million and $18.8 million in the third quarters of 2004 and 2003, respectively. Other (Income) and Expense for the third quarter of 2004 included a loss of $0.9 million ($0.9 million after tax or $0.00 per share) on the sale of assets in the North American Tire and European Union Tire segments. The 2003 third quarter included a loss of $6.3 million ($6.3 million after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment and a gain of $0.4 million (as restated) ($0.4 million after tax or $0.00 per share on the sale of assets in the European Union Tire Segment. For the third quarter of 2004 and 2003, expense of $105.5 million and $78.2 million, respectively, and probable insurance recoveries of $100 million and $20 million, respectively, related to Entran II were recorded.

     For the first nine months of 2004, Other (Income) and Expense was $113.0 million net expense compared to $164.6 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $90.9 million and $71.9 million in the first nine months of 2004 and 2003, respectively. Other (Income) and Expense in 2004 also included a gain of $9.5 million ($7.1 million after tax or $0.04 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products segments and a loss of $5.5 million ($5.0 million after tax or $0.03 per share) on the sale of corporate assets and assets in North American Tire and European Union Tire segments. Other (Income) and Expense in the first nine months of 2003 included a loss of $23.9 million ($15.2 million after tax or $0.09 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in Engineered Products and a gain of $3.6 million (as restated) ($2.9 million after tax or $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire Segment and the sale of assets in the European Union Tire Segment. Financing fees and financial instruments included $17.9 million, of deferred costs written off, in the nine months ended September 2004, in connection with the Company’s refinancing activities during 2004. Of the $27.5 million of expense recorded in the first nine months of 2004 ($72.5 million in 2003) related to general product liability-discontinued products, $15.4 million ($113 million of expense in 2003) relates to Entran II claims and $12.1 million ($41 million of income in 2003) relates to asbestos claims, net of probable insurance recoveries.

     Miscellaneous expense in the first nine months of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the nine months, approximately $23 million in insurance recoveries were received to cover expenses related to these fire losses in Germany. At September 30, 2004, Goodyear recorded an insurance receivable of approximately $27 million to recover additional expenses incurred associated with fire losses in Germany. Subsequent to September 30, 2004, Goodyear received approximately $4 million. At September 30, 2004 Goodyear did not record any insurance recoveries associated with fixed assets destroyed. Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

     Foreign currency exchange loss was $10.5 million and $10.8 million in the third quarter of 2004 and 2003, respectively. For the first nine months of 2004, foreign currency exchange loss was $14.2 million compared to a loss of $29.8 million in the 2003 period reflecting the weakening of the Brazilian Real in 2003 versus the U.S. dollar.

     For the 2004 first nine months, Goodyear recorded tax expense of $145.1 million ($28.9 million for the third quarter) on income before income taxes and minority interest in net income of subsidiaries of $177.2 million ($83.7 million for the third quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter are net favorable tax adjustments of $50.4 million and $43.6 million, respectively. These favorable tax adjustments relate primarily to the settlement of prior years’ tax liabilities, which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries’ deferred tax assets. For the three and nine months ended 2003, Goodyear recorded tax expense of $1.3 million (as restated) and $46.5 million (as restated) on a loss before taxes and minority interest in net income of subsidiaries of $109.4 million (as restated) and $293.8 million (as restated), respectively.

     The Company completed its valuation in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets” during the third quarter of 2004. The valuation indicated there was no impairment of goodwill or intangible assets.

     In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per share.” Under the EITF, contingently convertible shares attached to a debt instrument, such as the $350 million of 4% convertible senior notes issued by the Company on July 2, 2004, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The provisions of EITF No. 04-08, are effective for reporting periods ending after December 15, 2004, including the retroactive restatement of previously reported earnings per share amounts. The adoption of this standard is expected result in a decrease in diluted earnings per share of $.02 for the third quarter of 2004.

     On October 29, 2004, the Company completed a settlement with suppliers, which will result in after tax income and cash flow of approximately $19 million in the fourth quarter of 2004.

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     During the third quarter of 2004, net charges of $28.8 million ($30.4 million after tax or $0.17 per share) were recorded, which included reversals of $15.4 million ($12.6 million after tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purposes, and new charges of $44.2 million ($42.9 million after tax or $0.24 per share). Included in the $44.2 million of new charges are $2.5 million of expenses, consisting of $0.4 million of associate-related costs and $2.0 million of other than associate-related costs incurred in the third quarter of 2004 related to plans initiated in 2003, and $0.1 million of associate-related costs for a plan initiated in 2000. The $41.7 million of new charges for plans initiated in 2004 consisted of $31.1 million in non-cash pension curtailments and postretirement benefit costs, $7.9 million related to future cash outflows, primarily for associate severance costs, and $2.7 million of other exit costs.

     For the first nine months of 2004, net charges of $62.6 million ($59.4 million after-tax or $0.34 per share) were recorded, which included reversals of $15.8 million ($12.8 million after-tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $78.4 million ($72.3 million after-tax or $0.41 per share). Included in the $78.4 million of new charges are $12.2 million of expenses, consisting of $2.4 million of associate-related costs and $8.7 million of other than associate-related costs incurred during the first nine months of 2004 related to plans initiated in 2003 and $1.1 million of associated-related costs for a plan initiated in 2000. The $66.2 million of new charges for plans initiated in 2004 consisted of $29.3 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash charges for, pension curtailments and postretirement benefit costs, and $4.9 million in other exit costs.

     In the third quarter of 2004, $37.9 million was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, while $6.5 million was incurred for non-cancelable lease costs and other costs. During the first nine months of 2004, $105.2 million was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, and $18.2 million was incurred for non-cancelable lease costs and other costs. The majority of the remaining $82.6 million accrual balance at September 30, 2004 for all programs is expected to be utilized within the next twelve months.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin America Tire, and Engineered Products segments. During the third quarter of 2004, $1.1 million was recorded as Costs of Goods Sold and $1.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges. For the first nine months of 2004, $5.6 million was recorded as Cost of Goods Sold and $1.5 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

     During the full year 2003, net charges of $291.5 million ($267.1 million after-tax or $1.52 per share) were recorded, which included reversals of approximately $16 million (approximately $14 million after-tax or $0.08 per share) related to all plans for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $307.2 million ($281.4 million after-tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 900 were exited during the first nine months of 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent a change in the plan as originally approved by management. Of the $307.2 million of new charges recorded in 2003, $56.3 million, and $134.2 million, was recorded during the third quarter and the first nine months of 2003, respectively.

     Upon completion of the 2004 plans, the Company estimates that it will reduce annual operating costs by approximately $85 million (approximately $40 million SAG and approximately $45 million CGS), of which $3.6 million and $5.0 million was realized during the third quarter and first nine months of 2004, respectively. Goodyear estimates that SAG and CGS were reduced in the third quarter and first nine months of 2004 by approximately $55 million and approximately $133 million, respectively, as a result of the implementation of the 2003 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.

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

     Total segment operating income was $305.1 million in the third quarter of 2004, increasing 101.5% from $151.4 million in the comparable 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2004 was 6.2%, compared to 3.7% in the 2003 period.

     In the first nine months of 2004, total segment operating income was $811.0 million, increasing 138.4% from $340.2 million in the 2003 period. Total segment operating margin in the first nine months of 2004 was 5.7%, compared to 2.9% in the 2003 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income earned by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to note 10, Business Segments, for a reconciliation of total segment operating income to income(loss) before income taxes.

North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Restated		Percent		Restated		Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	26.7	26.6	0.1	—%	77.1	76.7	0.4	0.4%
Sales	$2,070.5	$1,792.2	$278.3	15.5	$5,837.2	$5,076.4	$760.8	15.0
Segment Operating Income (Loss)	13.5	(36.6)	50.1	136.9	16.2	(116.2)	132.4	113.9
Segment Operating Margin	0.7%	(2.0)%			0.3%	(2.3)%

     North American Tire segment unit sales in the 2004 third quarter increased 0.1 million units from the 2003 period. Replacement unit volume increased 0.2 million units or 0.9% while OE volume decreased 0.1 million units or 2.2%. Unit sales in the nine months increased 0.4 million units or 0.4% from the 2003 period. Replacement unit volume increased 1.0 million units or 1.9%, while OE volume decreased 0.6 million units or 2.6%. For both periods, replacement unit volume increased due primarily to the improved performance of the Goodyear brand, while OE volume was lower due to a decrease in the vehicle build rate.

     Revenues increased approximately $278 million, or 15.5%, in the third quarter of 2004 from the 2003 period due primarily to the consolidation of T&WA in January 2004 in accordance with FIN 46. Consolidation of T&WA benefited 2004 sales by approximately $147 million. Favorable pricing and product mix of approximately $89 million, primarily in the consumer and commercial replacement and OE markets, positively impacted sales compared to 2003. Increased volumes of approximately $40 million, due largely to improved sales in the retail, retread, consumer and commercial replacement markets also favorably impacted sales in the 2004 third quarter.

     For the first nine months of 2004, revenues increased approximately $761 million, or 15.0%, from the 2003 period. Approximately $373 million of the increase was due to the consolidation of T&WA. Sales were also impacted by favorable pricing and product mix of approximately $241 million, primarily due to strong consumer replacement sales, and increased volume of approximately $145 million, mainly in the commercial OE and consumer replacement, retail and retread markets.

     North American Tire segment operating income in the third quarter of 2004 increased approximately $50 million or 136.9% compared to the 2003 quarter. Improved pricing and product mix of approximately $65 million, primarily in the consumer and commercial markets, higher volume of approximately $11 million, primarily due to strong sales in the retail, retread, consumer replacement and commercial OE markets and savings from rationalization programs of approximately $27 million favorably impacted third quarter 2004 operating income. Unfavorable impacts affecting third quarter operating income included increased raw material costs of approximately $23 million, higher conversion costs of approximately $8 million and increased advertising costs of approximately $7 million, due primarily to the Assurance line product launch. Additionally, the segment incurred increased general and product liability expense of approximately $5 million and increased wages and benefits costs of $4 million.

     North American Tire segment operating income in the first nine months of 2004 increased approximately $132 million, or 113.9%, from the 2003 period. Favorable impacts included improvements in pricing and product mix of approximately $139 million, primarily in the consumer replacement and commercial replacement markets, increased volume of approximately $38 million due to strong sales in the commercial OE, consumer replacement, retail and retread markets and savings from rationalization programs of approximately $62 million. Unfavorable impacts affecting nine months operating income included increased raw material costs of approximately $57 million and higher conversion costs of approximately $28 million, and increased advertising cost of $23 million. The consolidation of T&WA in 2004 also positively impacted the 2004 period by approximately $1 million.

     Segment operating income did not include in the first nine months rationalization charges totaling $4.5 million in 2004 and $59.2 million in 2003. Third quarter rationalization charges were $(1.2) million and $10.7 million in 2004 and 2003, respectively. Segment operating income in the third quarter and first nine months of 2004 did not include a loss on asset sales of $2.7 million and $1.2 million, respectively.

     The Company is implementing a turnaround strategy for the North American Tire segment as described in “Turnaround Strategy” under Liquidity and Capital Resources. Revenues and segment operating income in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement and OE markets, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Restated		Percent		Restated		Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	15.8	16.0	(0.2)	(1.1)%	47.5	46.7	0.8	1.6%
Sales	$1,084.7	$985.6	$99.1	10.1	$3,255.8	$2,875.9	$379.9	13.2
Segment Operating Income	69.9	49.3	20.6	41.8	195.1	112.5	82.6	73.4
Segment Operating Margin	6.4%	5.0%			6.0%	3.9%

European Union Tire segment unit sales in the 2004 third quarter decreased 0.2 million units or 1.1% from the 2003 period. Replacement sales decreased 0.5 million units or 3.8%, while OE volume increased 0.3 million units or 6.6%. Unit sales in the first nine months of 2004 increased 0.8 million units or 1.6% from the 2003 period. Replacement volume increased 0.6 million units or 1.8% due to a strong sell-in of winter tires while OE volume increased 0.2 million units or 1.2% due to a strong market.

Revenues in 2004 increased approximately $99 million, or 10.1%, in the third quarter from the 2003 period due to positive currency translation of approximately $82 million, driven mainly by the strong Euro, and improved overall pricing and product mix of approximately $27 million. The 2004 period was unfavorably impacted by lower volume of approximately $11 million, largely due to lower replacement market sales.

     Revenues in the first nine months of 2004 increased approximately $380 million, or 13.2%, compared to 2003 due mainly to positive effects of currency translation, primarily the Euro, of approximately $277 million. Additionally, higher volume of approximately $53 million, largely in the replacement market, and improved pricing and product mix of approximately $50 million, due mostly to improved replacement sales, increased revenues in 2004.

     For the third quarter of 2004, segment operating income increased approximately $21 million, or 41.8%, compared to 2003 due to improved pricing and product mix of approximately $22 million and the favorable impact of currency translation of approximately $3 million. The negative effects of approximately $3 million of lower volume, rising raw material costs of approximately $8 million and higher conversion costs of approximately $5 million were partially offset by savings from rationalization actions of approximately $13 million.

     For the first nine months of 2004, segment operating income increased approximately $83 million, or 73.4%, compared to 2003 due to improved pricing and product mix of approximately $47 million, the benefit from higher production volume and productivity improvements of approximately $17 million, and savings from rationalization actions of approximately $33 million. Stronger volume of approximately $12 million, primarily in the replacement market, and the positive effect of currency translation of approximately $10 million also favorably impacted 2004 segment operating income. Higher SAG costs of approximately $19 million, related to higher selling expenses to support increased volumes and the sale of premium brand tires, and increased raw material costs of approximately $18 million negatively affected segment operating income in the first nine months of 2004 compared to 2003.

     Segment operating income in the first nine months of 2004 did not include net rationalization charges totaling $25.8 million and a gain on asset sales of $4.1 million, including $0.9 million rationalization charges and a $1.8 million gain on asset sales in the third quarter. Segment operating income in the first nine months of 2003 did not include net rationalization charges totaling $44.4 million and a gain on asset sales of $1.5 million (as restated) including $27.3 million of net rationalization charges and a gain on sale of assets of $0.4 million (as restated) in the third quarter.

     Revenues and segment operating income in the European Union Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, currency translation and general economic conditions.

Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	5.2	4.8	0.4	8.4%	14.4	13.5	0.9	6.7%
Sales	$344.6	$283.2	$61.4	21.7	$928.4	$779.2	$149.2	19.1
Segment Operating Income	59.8	43.5	16.3	37.5	148.2	98.8	49.4	50.0
Segment Operating Margin	17.4%	15.4%			16.0%	12.7%

Eastern Europe, Middle East and Africa Tire (Eastern Europe Tire) segment unit sales in the 2004 third quarter increased 0.4 million units or 8.4% from the 2003 period. Replacement sales increased 0.2 million units or 6.0% and OE volume increased 0.2 million units or 22.9%. Unit sales in the first nine months of 2004 increased 0.9 million units or 6.7% from the 2003 period. Replacement volume increased 0.6 million units or 5.7% due to a strong sell-in of winter tires and market growth and OE volume increased 0.3 million units or 11.7% due to strong industry growth.

     Revenues increased approximately $61 million, or 21.7%, in the 2004 third quarter compared to 2003 primarily due to improved pricing and product mix, largely due to increased sales of high performance tires, winter tires and truck tires and the positive impact of price increases, of approximately $25 million, the favorable impact of currency translation, primarily in South Africa, of approximately $22 million and higher volume in the replacement and OE markets of approximately $20 million. Unfavorable results in retail operations reduced revenues by approximately $5 million, due to the net effect of volume, price and product mix and currency translation.

     For the first nine months of 2004, revenues increased approximately $149 million, or 19.1%, compared to 2003 due to improved pricing and product mix of approximately $75 million, overall volume increase of approximately $37 million, mainly due to increased sales of high performance tires, winter tires and truck tires and the impact of price increases, and the positive impact of currency translation, primarily in South Africa, of approximately $70 million. Negative results in the retail business, as a result of the net impact of volume, price and product mix and currency translation, of approximately $32 million unfavorably affected 2004 revenues.

     Segment operating income in the 2004 third quarter increased approximately $16 million, or 37.5%, from the 2003 quarter. Segment operating income for the 2004 period was favorably impacted by improved pricing and product mix of approximately $18 million, related to strong sales of high performance and truck tires, and approximately $5 million related to higher volume, primarily due to increased sales in all countries except Poland and Morocco. Currency translation of approximately $4 million also had a positive impact on operating income. Higher SAG costs of approximately $2 million, conversion costs of approximately $2 million, and increases in raw material prices of approximately $6 million negatively impacted the 2004 period.

     Segment operating income in the first nine months of 2004 increased approximately $49 million, or 50.0%, from the 2003 period. Segment operating income for the 2004 period was favorably impacted by approximately $46 million due to price increases and the sale of high performance and truck tires, by approximately $15 million related to higher volume, largely in Turkey, Russia, South Africa and Central Eastern Europe and by approximately $8 million due to the favorable impact of currency translation. Increased raw material prices of $6 million and SAG costs of approximately $12 million, due primarily to increased advertising costs related to new product launches negatively impacted 2004 earnings.

     Revenues and segment operating income in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.9	4.7	0.2	5.1%	14.5	13.8	0.7	5.8%
Sales	$315.7	$262.1	$53.6	20.5	$909.7	$752.1	$157.6	21.0
Segment Operating Income	63.7	43.8	19.9	45.4	186.7	104.2	82.5	79.2
Segment Operating Margin	20.2%	16.7%			20.5%	13.9%

Latin American Tire segment unit sales in the 2004 third quarter increased 0.2 million units or 5.1% from the 2003 period. Replacement sales were relatively flat, while OE volume increased 0.2 million units or 19.9%. Unit sales in the first nine months of 2004 increased 0.7 million units or 5.8% from the 2003 period. Replacement volume increased 0.7 million units or 7.4% due to improved commercial and consumer demand, while OE volume was relatively flat.

     Revenues in the 2004 third quarter increased approximately $54 million, or 20.5%, from the 2003 period. Net sales increased in 2004 due to price increases and improved product mix, primarily in the replacement market, of approximately $36 million. Higher volume, largely in the OE markets, of approximately $16 million and approximately $2 million of non-tire business partially offset the unfavorable impact of currency translation, mainly in Venezuela, of approximately $5 million compared to the 2003 third quarter.

     For the first nine months of 2004, revenues increased approximately $158 million, or 21.0%, compared to 2003 primarily due to both price increases and improved product mix in the replacement market of approximately $98 million. Additionally, increased volume of approximately $49 million and the positive effects of currency translation in Brazil and Chile of approximately $4 million benefited 2004 revenues.

     Segment operating income in the 2004 third quarter increased approximately $20 million, or 45.4%, from the 2003 period. Segment operating income was favorably impacted by approximately $30 million related to improvements in pricing levels and product mix. The benefit from higher volume of approximately $2 million, largely in the OE market, and the savings from rationalization actions of approximately $1 million partially offset negative effects of rising raw material costs of approximately $9 million and productivity declines of approximately $3 million.

     Segment operating income in the first nine months of 2004 increased approximately $83 million, or 79.2%, from the 2003 period due primarily to approximately $87 million related to price increases and improved product mix in the replacement markets. Volume increases of approximately $11 million, savings from rationalization programs of approximately $5 million and lower conversion costs of approximately $1 million also favorably impacted 2004 segment operating income. Partially offsetting these positive effects were rising raw material costs of approximately $19 million and higher SAG costs of approximately $7 million, related in part to higher advertising costs.

     Segment operating income did not include in the first nine months rationalization charges totaling $2.4 million in 2004 and $5.5 million in 2003. Third quarter rationalization charges were $0.6 million in 2004.

     Revenues and segment operating income in the Latin American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic and government conditions, future adverse economic conditions in the region and currency translation.

Asia/Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.8	3.2	1.6	49.6%	14.6	10.0	4.6	46.0%
Sales	$319.4	$140.1	$179.3	128.0	$969.0	$429.9	$539.1	125.4
Segment Operating Income	18.7	10.3	8.4	81.6	45.7	36.2	9.5	26.2
Segment Operating Margin	5.9%	7.4%			4.7%	8.4%

Asia/Pacific Tire segment unit sales in the 2004 third quarter increased 1.6 million or 49.6% from the 2003 period. Replacement unit sales increased 1.4 million or 64.2% and OE volume increased 0.2 million units or 19.7%. Tire units increased by approximately 1.6 million units due to the consolidation of South Pacific Tyres (SPT) in accordance with FIN 46. Unit sales in the first nine months of 2004 increased 4.6 million units or 46.0% from the 2003 period. Replacement sales increased 4.1 million units or 61.0%, while OE volume increased 0.5 million units or 15.7%. During 2004, tire units increased by approximately 4.7 million units due to the consolidation of SPT.

     Revenues in the 2004 third quarter increased approximately $179 million, or 128.0%, compared to the 2003 period due primarily to the consolidation of SPT which benefited 2004 sales by approximately $168 million. Also benefiting 2004 sales was improved pricing and product mix of approximately $11 million.

     For the first nine months of 2004, revenues increased approximately $539 million, or 125.4%, compared to the 2003 period primarily due to the consolidation of SPT which benefited 2004 sales by approximately $523 million. Additionally, price increases and improved product mix increased revenues by approximately $19 million.

     Segment operating income in the third quarter increased approximately $8 million, or 81.6%, compared to the 2003 period due to improved pricing and product mix of approximately $10 million and lower conversion costs of approximately $2 million offsetting higher raw material costs of approximately $9 million. The consolidation of SPT increased 2004 segment operating income by approximately $5 million; however, reduced segment operating margin to 5.9% in 2004 from 7.4% in 2003.

     For the first nine months of 2004, segment operating income increased approximately $10 million, or 26.2%, compared to the 2003 period due to price increases and improved product mix of approximately $21 million and lower conversion costs of approximately $4 million. Increases in raw material costs of approximately $15 million, higher SAG expenses of approximately $4 million and volume declines of approximately $2 million negatively impacted segment operating income in 2004. The consolidation of SPT increased 2004 segment operating income by approximately $5 million; however, reduced segment operating margin to 4.7% in 2004 from 8.4% in 2003.

     Segment operating income in the first nine months of 2003 did not include a gain on sale of assets of $2.1 million.

     Revenues and segment operating income in the Asia/Pacific Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy costs, currency translation and future adverse economic conditions.

Engineered Products

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Restated		Percent		Restated		Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$377.2	$299.9	$77.3	25.8%	$1,090.0	$890.8	$199.2	22.4%
Segment Operating Income	34.1	13.7	20.4	148.9	88.6	25.3	63.3	250.2
Segment Operating Margin	9.0%	4.6%			8.1%	2.8%

Engineered Products revenues increased approximately $77 million, or 25.8%, in the third quarter of 2004 from the 2003 period due largely to improved volume of approximately $56 million and favorable product mix of approximately $16 million, both as a result of strong military and industrial, OE and replacement sales. The favorable effect of currency translation of approximately $5 million, mainly in Canada, Brazil, Australia and Europe, also benefited the 2004 revenues.

     Revenues increased approximately $199 million, or 22.4%, in the first nine months of 2004 from the 2003 period, due largely to increases in volume of approximately $144 million due mainly to improved military and OE sales. Favorable product mix of approximately $28 million, largely as a result of strong sales of military and OE and currency translation of approximately $27 million, mainly in Canada, South Africa, Australia and Europe also favorably impacted 2004 revenues.

     Segment operating income increased approximately $20 million, or 148.9%, in the third quarter of 2004 compared to the 2003 period due primarily to increased volume of approximately $25 million, due mainly to the military and industrial businesses. Additionally, 2004 segment operating income was favorably impacted by savings from rationalization actions of approximately $7 million and price increases and improved product mix of approximately $1 million. The 2004 quarter was unfavorably impacted by approximately $3 million in higher conversion costs, approximately $1 million of higher freight costs and approximately $8 million of higher SAG costs to support increased sales levels. Also negatively impacting the 2004 third quarter were increased raw material costs of approximately $1 million.

     For the first nine months of 2004, segment operating income increased approximately $63 million, or 250.2%, in 2004 compared to the 2003 period due primarily to a $57 million increase in volume, mainly due to military and industrial sales. Savings from rationalization actions of approximately $18 million also contributed to the increase. The 2003 first quarter included approximately $19 million of charges related to account reconciliation adjustments made in connection with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. Increased conversion costs of approximately $8 million, higher SAG costs to support increased sales levels of approximately $11 million, increased freight costs of approximately $5 million and facility start-up costs of approximately $2 million unfavorably impacted 2004 segment operating income.

     Segment operating income in the first nine months of 2004 did not include gains on sales of assets of $1.3 million or rationalization charges totaling $22.8 million, including $22.6 million in the third quarter. Segment operating income in the first nine months of 2003 did not include a third quarter loss on sale of assets of $6.3 million or rationalization charges of $20.5 million, including third quarter charges of $17.3 million.

     Revenues and segment operating income in the Engineered Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and continued increases in raw material and energy prices.

Chemical Products

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$395.8	$306.7	$89.1	29.1%	$1,130.8	$909.8	$221.0	24.3%
Segment Operating Income	45.4	27.4	18.0	65.7	130.5	79.4	51.1	64.4
Segment Operating Margin	11.5%	8.9%			11.5%	8.7%

     Chemical Products revenues increased approximately $89 million, or 29.1%, in the 2004 third quarter compared to the 2003 period. Approximately 65% of the total pounds of synthetic materials sold by the Chemical Products segment in 2004 were to Goodyear’s other segments. Higher volume of approximately $20 million and higher net selling prices resulting from the pass through of increased raw material and energy costs of approximately $45 million also favorably impacted 2004 revenues. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products segment. Revenues in the third quarter of 2004 benefited from increased volume from the natural rubber operations of approximately $22 million.

     Revenues in the first nine months of 2004 increased approximately $221 million, or 24.3%, from the 2003 period due to higher volume of approximately $68 million, increased net selling prices of approximately $79 million resulting from the pass through of rising raw material and energy costs and by approximately $8 million due to the positive impact of currency translation. Additionally, natural rubber operations contributed approximately $66 million to revenue increases in the first nine months of 2004.

     Segment operating income in the 2004 third quarter increased approximately $18 million, or 65.7%, from the 2003 period primarily due to improved pricing and product mix of approximately $24 million, improved conversion costs of approximately $10 million, higher volume of approximately $4 million and by approximately $2 million due to the positive impact of currency translation. Additionally, natural rubber operations contributed approximately $2 million of the improvement through pricing and volume. The increases were partially offset by approximately $25 million of raw material price increases mainly attributable to two raw materials, butadiene ($11 million) and styrene ($5 million) which are derived from oil-based feedstock.

     For the first nine months of 2004, segment operating income increased approximately $51 million, or 64.4%, from the 2003 period. Higher net selling prices of approximately $34 million, higher volume of approximately $12 million, improved conversion costs of approximately $14 million and favorable currency translation of approximately $8 million favorably impacted segment operating income in 2004. The natural rubber operations contributed approximately $9 million of the improvement through pricing and volume. Partially offsetting these positive effects were rising raw material costs of approximately $28 million.

     Although the Company had previously announced its intention to explore the possible sale of the Chemical business, on July 21, 2004, the Company announced its intention to retain this business. The Company, however, is exploring the possible sale of certain assets of the segment.

     Revenues and segment operating income in the Chemical Products segment may be adversely affected in future periods by competitive pricing pressures, lower aggregate demand levels for its products and continued increases in raw material and energy prices. Segment operating income in the first nine months and third quarter of 2004 did not include rationalization charges totaling $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had $1.60 billion in cash and cash equivalents as well as $830.1 million of unused availability under its various credit agreements, compared to $1.54 billion and $335.0 million at December 31, 2003, and $1.03 billion and $529.7 million at September 30, 2003.

     The Company’s ability to service its debt depends in part on the results of operations of its subsidiaries and upon the ability of its subsidiaries to make distributions of cash to the Company, whether in the form of dividends, loans or otherwise. In recent years, the Company’s foreign subsidiaries have been a significant source of cash flow for the Company. In certain countries where the Company operates, transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations and there may be adverse tax consequences to such transfers. In addition, certain of the Company’s credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash to the Company.

OPERATING ACTIVITIES

Net cash flow from operating activities was $42.3 million during the first nine months of 2004, as reported on the Company’s Consolidated Statement of Cash Flows, consisting primarily of net loss of $12.3 million, adjusted for non-cash items, including depreciation and amortization, and rationalization charges of $459.5 million and $32.0 million respectively, as well as the following operating sources and uses of cash:

     Operating uses of cash included an increase in accounts receivable of $898.8 million. Accounts receivable increased reflecting seasonal growth, as well as higher sales, the impact of consolidating SPT and T&WA under the provisions of FIN 46 in 2004 compared to the 2003 period.

     Operating sources of cash included an increase in liability for compensation and benefits of $367.3 million, excluding $119.4 million of pension contributions, net other assets and liabilities of $70.0 million and United States and foreign current taxes payable of $75.1 million. The increase in the liability for compensation and benefits is largely attributed to increases in the pension and post retirement medical benefits liabilities, as well as the consolidation of SPT and T&WA. The source of cash from changes in net other liabilities is primarily attributed to increases in general & product liability — discontinued products reserves and net deferred tax liabilities. The increase in United States and foreign current taxes payable is attributed to an increase in value added taxes and in foreign current taxes payable due to the improving performance of our foreign businesses.

INVESTING ACTIVITIES

Net cash used in investing activities was $290.3 million during the first nine months of 2004. Capital expenditures were $278.3 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Capital Expenditures	$113.4	$82.9	$278.3	$266.3
Depreciation and Amortization	150.8	158.2	459.5	461.0

FINANCING ACTIVITIES

Net cash provided by financing activities was $324.0 million during the first nine months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

		Restated	Restated
(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Consolidated Debt	$5,603.8	$5,077.0	$4,943.5
Debt to Debt and Equity	100.7%	100.4%	98.2%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $6.93 billion available at September 30, 2004, of which $830.1 million were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 million were unused and $5.90 billion available at September 30, 2003 of which $529.7 million were unused.

$350 Million Convertible Note Offering

On July 2, 2004, the Company completed an offering of $350 million aggregate principal amount of 4.00% convertible senior notes due June 15, 2034. The notes are convertible into shares of the Company’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds of notes were used to temporarily repay a revolving credit facility and for working capital purposes.

$650 Million Senior Secured Notes

On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to prepay the remaining outstanding amount under the Company’s U.S. term facility, to permanently reduce its commitment under the U.S. revolving credit facility by $70 million, and for general corporate purposes.

U.S. Deposit-Funded Credit Facility

On August 18, 2004, Goodyear refinanced its then existing $680 million U.S. revolving credit facility with a U.S. deposit-funded credit facility, which is a synthetic revolving credit and letter of credit facility, pursuant to which the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The lenders under the new facility will receive annual compensation on the amount of the facility equivalent to 450 basis points over LIBOR. The full amount of the facility is available for the issuance of letters of credit or for revolving loans. The $500.7 million of letters of credit that were outstanding under the U.S. revolving credit facility as of June 30, 2004, were transferred to the deposit-funded credit facility. As of September 30, 2004, there were no borrowings under the facility and $500.5 million of letters of credit issued under the facility. The facility matures on September 30, 2007.

     Goodyear’s obligations under the deposit-funded credit facility are guaranteed by most of its wholly-owned U.S. subsidiaries and by its direct Canadian subsidiary, Goodyear Canada Inc. Goodyear’s obligations under this facility and its subsidiaries’ obligations under the related guarantees are secured by collateral that includes:

•	subject to certain exceptions, perfected first-priority security interests in the equity interests in its U.S. subsidiaries and 65% of the equity interests in our non-European foreign subsidiaries;

•	a perfected second-priority security interest in 65% of the capital stock of Goodyear Finance Holding S.A.;

•	perfected first-priority security interests in and mortgages on its U.S. corporate headquarters and certain of its U.S. manufacturing facilities;

•	perfected third-priority security interests in all accounts receivable, inventory, cash and cash accounts pledged as security under the Company’s asset-backed facilities; and

•	perfected first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

     The bond agreement for Goodyear’s Swiss Franc bonds limits the Company’s ability to use its U.S. tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that holders of the Swiss Franc bonds be secured on an equal and ratable basis. The manufacturing facilities indicated above were pledged to ratably secure Goodyear’s Swiss Franc bonds to the extent required by the bond agreement. However, the aggregate amount of debt secured by these manufacturing facilities is limited to 15% of Goodyear’s positive consolidated shareholders’ equity, in order that the security interests granted to the lenders under the U.S. senior secured funded credit facility not be required to be shared with the holders of debt outstanding under the Company’s other existing unsecured bond indentures.

     The deposit-funded credit facility contains certain covenants that, among other things, limit Goodyear’s ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of 275 million Euros in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2004 and 2005 and the first quarter of 2006 and $1.75 billion for the last three quarters of 2006 and the first three quarters of 2007. Goodyear is not permitted to allow the ratio of Consolidated EBITDA to consolidated interest expense to fall below a ratio of 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at any time.

$645 Million Senior Secured U.S. Term Facility

As of March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. At December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay down of the balance during the second quarter of 2003.

$680 Million Senior Secured U.S. Revolving Credit Facility

As of August 18, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. In addition, $500.7 million of letters of credit issued under the facility were transferred to the Company’s $680 million senior secured deposit funded credit facility.

$650 Million Senior Secured European Facilities

GDTE is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. As of September 30, 2004, December 31, 2003 and September 30, 2003, each of these facilities were fully drawn.

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

In April 2003, the Company entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. As of September 30, 2004, there were no borrowings and $800 million drawn against the revolving credit and term loan asset-backed facilities, respectively, compared to $389 million and $800 million at December 31, 2003. On September 30, 2003, there were borrowings of $357 million and $800 million under the revolving credit and term loan asset-backed facilities, respectively. On February 20, 2004, the Company added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of September 30, 2004. The $650 million tranche was used partially to prepay its U.S. term loan facility, to repay other indebtedness of the Company, and for general corporate purposes.

Registration Obligations

The Company has entered into two registration rights agreements in connection with its private placements of $350 million of convertible notes in July 2004 and $650 million of senior secured notes in March 2004. With respect to the convertible notes, the registration rights agreement requires the Company to pay additional interest (at a rate of 0.25% per year for the first 90 days and 0.50% per year thereafter) to investors if the Company does not file a registration statement to register the convertible notes by November 7, 2004 or if such registration statement is not declared effective by the SEC by December 31, 2004. The Company did not file a registration statement for the convertible notes by November 7, 2004, and as a result, anticipates that it will pay additional interest until such time as a registration statement is filed. With respect to the senior secured notes, the registration rights agreement requires the Company to pay additional interest (1.0% per year for the first 90 days, increasing in increments of 0.25% every 90 days thereafter, to a maximum of 2.00% per year) to investors if a registered exchange offer for the notes is not completed by December 7, 2004. The Company does not expect to complete the exchange offer by December 7, 2004, and as a result, anticipates that it will pay additional interest until an exchange offer for the secured notes is completed. If the rate of additional interest payable reaches 2.00% per year then the interest rate for the secured notes will be permanently increased by 0.25% per annum after the exchange offer is completed.

Consolidated EBITDA

Under its primary credit facilities, Goodyear is not permitted to allow the ratio of consolidated EBITDA to consolidated interest expense to fall below 2.00 to 1.00 (as such terms are defined in each of the restructured credit facilities) for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in each of the restructured credit facilities) is not permitted to be greater than 4.00 to 1.00 at any time.

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

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and nine month periods ended September 30, 2004 and 2003. Other companies may calculate similarly titled measures differently than Goodyear does. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(In millions)	2004	2003	2004	2003
Net Income/(Loss)	$36.5	$(119.4)	$(12.3)	$(372.3)
Consolidated Interest Expense	98.3	84.5	275.5	235.9
Income Tax	28.9	1.3	145.1	46.5
Depreciation and Amortization Expense	150.8	158.3	459.5	461.4

EBITDA	$314.5	$124.7	$867.8	$371.5
Credit Agreement Adjustments:
Other (Income) and Expense	25.3	80.3	91.6	189.7
Foreign Currency Exchange	10.5	10.8	14.2	29.8
Equity in (Earnings) Losses of Affiliates	(2.1)	—	(5.8)	3.9
Minority Interest in Net Income of Subsidiaries	18.3	8.7	44.4	32.0
Non-Cash, Non-Recurring Items	—	—	—	—
Rationalizations	28.8	54.3	62.6	130.4
Less Excess Cash Rationalization Charges	—	(8.9)	—	(12.9)

Consolidated EBITDA	$395.3	$269.9	$1,074.8	$744.4

The Company is subject to additional financial covenants in its primary credit facilities as described in its 2003 Form 10-K. As of September 30, 2004, the Company was in compliance with each of the financial covenants.

Capital Expenditures

The capital expenditure limit in the Company’s U.S. credit facilities for 2004 is approximately $1.1 billion as a result of capital market transactions completed during the first nine months of 2004 and unused capital expenditures carried over from 2003. During the first nine months of 2004, capital expenditures totaled approximately $278 million. Capital expenditures are expected to approximate $488 million in 2004.

Foreign Credit Facilities

As of September 30, 2004, Goodyear had short-term committed and uncommitted bank credit arrangements totaling $317.7 million, of which $132.4 million were unused, compared to $347.0 million and $209.4 million at December 31, 2003. In addition, as of September 30, 2004, Goodyear had availability under long-term committed credit facilities of $63.1 million. Of this amount, $5.1 million is related to the consolidation of VIEs.

Non-Domestic Accounts Receivable Securitization Facilities

As of September 30, 2004, international subsidiaries of Goodyear had $127.9 million of borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $152.0 million at December 31, 2003 and September 30, 2003, respectively. As of September 30, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $102.1 million. The Company is currently working to refinance this facility and the commitment period has been extended. If the Company is unable to replace this facility, the Company would pursue other short-term financing alternatives.

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

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting strategies, 4) implement brand and distribution strategies and 5) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its master contract with the USWA ratified in 2003. Based in part on success in implementing the turnaround strategy, North American Tire had stronger operating results in the first nine months and third quarter of 2004 than in comparable periods of 2003. However, additional progress in implementing the turnaround strategy is needed to achieve a satisfactory level of profitability in the North American Tire business segment. If the goals of the turnaround strategy are not met, the Company will not be able to achieve or sustain future profitability which would impair its ability to meet its debt service obligations and otherwise negatively affect its operations. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be affected adversely by trends that affected the North American Tire segment negatively in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher raw materials and energy prices. During the first nine months of 2004, the market price of natural rubber, one of our most important raw materials, increased approximately 20% versus the same period in the prior year. In addition, the market price of oil, an important feedstock for several other raw materials, increased 25% versus the same period in the prior year. Based on a combination of the Company’s inventory turns and raw material shipment lead times, market price fluctuations in raw materials typically impact the Company’s CGS three to six months subsequent to the raw material purchase date. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases. Goodyear has retained The Blackstone Group L.P. and Bain & Company to provide consulting advice on the turnaround strategy and other possible strategic initiatives to maximize shareholder value.

Future Liquidity Requirements

As of September 30, 2004, the Company had $1.60 billion in cash and cash equivalents, of which $796.1 million was held in the United States and $261.4 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of September 30, 2004, approximately $195.5 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through September 30, 2005.

     At September 30, 2004, the Company also had $830.1 million of unused availability under its various credit agreements.

     The Company’s liquidity may be materially adversely affected by a significant amount of debt maturing in 2005 and 2006 and substantial required contributions to be made to its defined benefit pension plans in 2004, 2005 and beyond. The aggregate amount of long-term debt maturing in calendar years 2005 and 2006 is approximately $1.22 billion and $1.90 billion, respectively. Included in these amounts is $650.0 million related to our primary European credit facilities maturing in 2005 and $1.45 billion related to our asset-backed facilities maturing in 2006. These facilities will have to be refinanced in the capital markets if they are not renewed by the existing lenders. Because of our debt ratings, operating performance over the past few years and other factors, access to such markets cannot be assured. The Company’s ongoing ability to access the capital markets is highly dependent on the degree of success it has implementing its North American Tire turnaround strategy. In addition to facilitating access to the capital markets, successful implementation of the turnaround strategy is also crucial to ensuring that the Company has sufficient cash flow from operations to meet its obligations. There is no assurance that the Company will have a sufficient degree of success implementing its turnaround strategy to maintain access to capital markets and meet liquidity requirements. Failure to complete the turnaround strategy successfully could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $425 million to $450 million in 2005. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) an ERISA liability interest rate of 6.53% and 6.11% for 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004 and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA funding requirements. Funding estimates for 2005 had assumed an ERISA liability interest rate of 6.78% for 2005, and 2004 asset returns of 8.5%. The new estimates are based upon bond rates and asset returns as of September 30, 2004. For the three and nine month periods ended September 30, 2004, the Company contributed $60.6 million and $73.9 million, respectively, to its domestic plans. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements permitting the deferral of certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, whether the Company makes contributions in excess of those required, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded pension plans. For the three and nine month periods ended September 30, 2004, the Company contributed $15.0 million and $45.5 million, respectively, to foreign plans.

     Goodyear's postretirement benefit plans will require amounts to cover benefit payments in the future. Benefit payments are expected to be approximately $285 million in 2004, $300 million in 2005 and $300 million in 2006. These estimates are based upon the plan provisions currently in effect. Ultimate payments are expected to be $3.1 billion as calculated on December 31, 2003. The majority of these payments would be made more than five years hence.

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

     The Company’s master contract with the USWA committed the Company to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003 or the USWA would have the right to file a grievance and strike. On March 12, 2004, the

Company completed a private offering of $650 million in senior secured notes due 2011, consisting of $450 million of 11% senior secured notes and $200 million of floating rate notes at LIBOR plus 8%. On July 2, 2004, the Company completed a private offering of $350 million in 4% convertible senior notes due 2034 (an equity-linked security). Under the master contract the Company also committed to launch, by December 1, 2004, a refinancing of its U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. The Company completed the refinancing of the U.S. term loan in March 2004 and refinanced the U.S. revolving credit facility in August 2004. In the event of a strike by the USWA, the Company’s financial position, results of operations and liquidity could be materially adversely affected.

     The Company is subject to various legal proceedings, including those described in note 7, Commitments and Contingent Liabilities. In the event the Company wishes to appeal any future adverse judgment in any proceeding, it would be required to post an appeal bond with the relevant court. If the Company does not have sufficient availability under its U.S. funded credit facility to issue a letter of credit to support an appeal bond, it may be required to pay down borrowings under the facility in order to increase the amount available for issuing letters of credit or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on the Company’s liquidity.

     A substantial portion of Goodyear's borrowings is at variable rates of interest and exposes the Company to interest rates risk. If interest rates rise, the Company's debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on the Company's liquidity in future periods.

COMMITMENTS & CONTINGENCIES

The following table presents, at September 30, 2004, Goodyear’s obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of September 30, 2004
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,548.4	$1,387.0	$1,626.7	$590.5	$100.6	$1.4	$1,842.2
Capital Lease Obligations (2)	82.1	10.1	8.8	7.9	7.8	7.1	40.4
Interest Payments (3)	1,816.3	354.3	247.1	170.3	150.5	147.2	746.9
Operating Leases (4)	1,502.9	307.6	257.3	199.0	145.3	108.2	485.5
Pension Benefits (5)	657.5	220.0	437.5	(5)	(5)	(5)	(5)
Other Post Retirement Benefits (6)	3,080.0	285.0	300.0	300.0	270.0	260.0	1,665.0
Workers’ Compensation (7)	250.0	50.0	40.0	35.0	30.0	25.0	70.0
Binding Commitments (8)	563.9	531.6	14.3	2.7	2.2	2.1	11.0

Total Contractual Cash Obligations	$13,501.1	$3,145.6	$2,931.7	$1,305.4	$706.4	$551.0	$4,861.0

(1)	Long-term debt payments include notes payable and reflect long-term debt maturities as of September 30, 2004. In connection with the Company’s financing activities in the first quarter of 2004, our long-term debt commitments in 2005 and 2006 were reduced by $665 million and $64 million, respectively.

(2)	The present value of capital lease obligations is $55.4 million.

(3)	These amounts represent estimated future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at September 30, 2004 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating leases do not include minimum sublease rentals of $51.2 million, $42.6 million, $33.9 million, $25.5 million, $17.2 million, and $29.6 million in each of the periods above, respectively, for a total of $200.0 million. Net operating lease payments total $1,303.0 million. The present value of operating leases is $763.0 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2003. The amounts set forth in the table represent Goodyear’s estimated minimum funding requirements for its domestic defined benefit pension plans under the Employee Retirement Income Security Act (“ERISA”) for 2004 and 2005 and $60 million of expected contributions to its funded international pension plans in 2004. Goodyear expects to be required to fund contributions to its domestic defined benefit pension plans of $160 million in 2004, and approximately $425 million to $450 million in 2005. The estimated amount set forth in the table above for 2005 represents the approximate mid-point of this range. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) an ERISA liability interest rate of 6.53% and 6.11% for 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004, and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA funding requirements. Prior funding estimates for 2005 had assumed an ERISA liability interest rate of 6.67% for 2005, and 2004 asset returns of 8.5%. The new estimates are based upon bond rates and asset returns as of September 30, 2004. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, whether the Company makes contributions in excess of the minimum requirements, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005.

(6)	The payments for post-retirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. The Company reserves the right to modify or terminate the plans at any time. The obligation related to post-retirement benefits is actuarially determined on an annual basis.

(7)	The payments for workers’ compensation are based upon recent historical payment patterns.

(8)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

     Additional other long-term liabilities include items such as income taxes, general and product liabilities, environmental liabilities and miscellaneous other long-term liabilities. These other liabilities are not contractual obligations by nature. The Company cannot, with any degree of reliability, determine the years in which these liabilities might ultimately be settled. Accordingly, these other long-term liabilities are not included in the above table.

     In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could trigger a right of Sumitomo to require Goodyear to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one-time adjustment for other manufacturing costs.

     The Company does not engage in the trading of commodity contracts or any related derivative contracts. The Company generally purchases raw materials and energy through short-term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. The Company will, however, from time to time, enter into contracts to hedge its energy costs.

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

(In millions)	Amount of Commitment Expiration per Period
	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Customer Financing Guarantees	$7.5	$2.7	$0.6	$0.1	$0.2	$0.1	$3.8
Affiliate Financing Guarantees	9.8	—	—	4.9	4.9	—	—
Other Guarantees	0.7	—	—	—	0.2	—	0.5

Off-Balance Sheet Arrangements	$18.0	$2.7	$0.6	$5.0	$5.3	$0.1	$4.3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Goodyear continuously monitors its fixed and floating rate debt mix. Within defined limitations, Goodyear manages the mix using refinancing and unleveraged interest rate swaps. Goodyear will enter into fixed and floating interest rate swaps to alter its exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce Goodyear’s risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by Goodyear to separate interest rate risk management from debt funding decisions. At September 30, 2004, the interest rates on 50% of Goodyear’s debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 47% at December 31, 2003. Goodyear also has from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, the Company’s access to these instruments may be limited.

     The following tables present information at September 30:

Interest Rate Swap Contracts

(Dollars in millions)	2004	2003
Fixed Rate Contracts:
Notional principal amount	$—	$325.0
Pay fixed rate	—	5.00%
Receive variable LIBOR	—	1.14
Average years to maturity	—	0.50
Fair value – liability	—	$(6.3)
Pro forma fair value – liability	—	(6.4)
Floating Rate Contracts:
Notional principal amount	$200.0	$200.0
Pay variable LIBOR	2.92%	2.91%
Receive fixed rate	6.63	6.63
Average years to maturity	2.20	3.21
Fair value – asset (liability)	$10.3	$17.5
Pro forma fair value – asset (liability)	9.8	18.3

     The pro forma fair value assumes a 10% decrease in variable market interest rates at September 30, 2004 and 2003, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted-average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2004	2003	2004	2003
Fixed Rate Contracts:
Notional principal	$—	$325.0	$—	$325.0
Pay fixed rate	—	5.00%	5.00%	5.00%
Receive variable LIBOR	—	1.10	1.18	1.27
Floating Rate Contracts:
Notional principal	$200.0	$200.0	$200.0	$209.0
Pay variable LIBOR	3.26%	2.91%	3.06%	3.05%
Receive fixed rate	6.63	6.63	6.63	6.63

     The following table presents fixed rate debt information at September 30:

Fixed Rate Debt

(In millions)	2004	2003
Fair value – liability	$3,020.6	$2,035.0
Carrying amount – liability	2,980.8	2,241.8
Pro forma fair value – liability	3,117.9	2,105.1

     The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2004 and 2003, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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

     The following table presents foreign currency contract information at September 30:

Foreign Exchange Contracts

(In millions)	2004	2003
Fair value – asset (liability)	$70.7	$48.3
Pro forma change in fair value	(32.3)	(26.4)
Contract maturities	10/04-7/19	10/03-12/18
Fair value – asset (liability):
Swiss franc swap-current	$(0.9)	$(2.0)
Swiss franc swap-long-term	46.0	37.8
Euro swaps-current	33.1	6.4
Euro swaps-long-term	—	17.5
Other-current asset	2.9	3.0
Other-current liability	(10.4)	(14.4)

Total	$70.7	$48.3

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and may be unable to remedy certain internal control weaknesses identified by our external auditors or that come to our attention through our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. We cannot assure you that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon our ability to successfully implement our turnaround strategy for our North American Tire segment and our previously announced rationalization actions;

•	we face significant global competition, including increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and underfunding levels. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, including long-term debt maturing in calendar years 2005 and 2006 of approximately $1.22 billion and $1.90 billion, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if we fail to manage healthcare costs successfully, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations which would prevent repatriation of future earnings to our parent Company;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

     It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

On May 19, 2004, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003, containing restated financial statements reflecting adjustments to the Company’s previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. On June 18, 2004, the Company filed a Form 10-Q/A containing restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarter ended March 31, 2003. On August 3, 2004, the Company filed two Form 10-Q/As containing restated financial information reflecting adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. The Company expects to file a Form 10-K/A, amending its Form 10-K for the year ended December 31, 2003, and Forms 10-Q/A, amending its Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004 as expeditiously as possible. This Form 10-Q for the quarter ended September 30, 2004 contains certain of the restated financial information which will appear in the Form 2003 10-K/A and 2004 Forms 10-Q/As that will be filed by the Company.

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

     In May 2004, following the conclusion of certain internal investigations conducted by the Company’s Audit Committee, PwC advised the Company that the circumstances it previously identified to the Company as collectively resulting in a material weakness had each individually become a material weakness. PwC advised the Company that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by the Company. PwC further identified as an additional material weakness intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in the Company’s financial statements. In addition, PwC advised the Company that it had identified as reportable conditions the Company’s need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts. PwC also identified a number of other internal control weaknesses and made additional business and controls recommendations.

     In the course of preparing its Form 10-Qs for the first and second quarters of 2004, the Company identified net out-of-period expense adjustments, of approximately $4.4 million which were recorded and disclosed in the Company’s Form 10-Qs for the first and second quarters.

     In the course of preparing this Form 10-Q the Company identified additional net out-of-period expense adjustments of approximately $4.6 million. These adjustments, as well as the adjustments identified in preparing the first and second quarter Form 10-Qs, will be included in the restated financial statements for 2003 and prior years in the 2003 Form 10-K/A that will be filed by the Company. The financial statements for the first and second quarters of 2004 will also be restated to reverse the out-of-period adjustments that were recorded in those quarters and reflect them in the appropriate prior periods. Form 10-Q/As for the first and second quarters of 2004 will be filed to reflect these adjustments. The majority of the income statement adjustments included in this restatement involve account reconciliations and were identified through the implementation of the Company’s previously announced measures to remedy its internal controls.

     In the course of preparing this Form 10-Q the Company also identified a misclassification of deferred tax assets and liabilities beginning in its December 31, 2003 consolidated balance sheet. The Company recorded certain deferred tax assets and liabilities on a gross basis beginning in the December 31, 2003 balance sheet, rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. This misclassification resulted in an overstatement of total assets and total liabilities by approximately $357 million. There was no effect on shareholders equity, net income or cash flow previously reported by the Company. This misclassification will also be corrected in the 2003 Form 10-K/A that will be filed by the Company.

     The Company initiated the implementation of various measures to strengthen its account reconciliation control processes prior to the filing of its 2003 Form 10-K. The Company established a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis. At the corporate level, the Company established a requirement that each manager responsible for an account certify, on a monthly basis, that such account has been accurately reconciled. The Company’s Internal Audit Department commenced targeted reviews of selected account reconciliations. In connection with the overseas accounting investigation, senior finance personnel visited various locations and reviewed and confirmed the accuracy of selected account reconciliations, analyzed reported results, reviewed items identified by prior audits to ensure corrective actions were in place and reviewed the certification process with local management.

     In connection with the initial restatement process and the internal investigation by the Audit Committee, the Company dedicated substantial resources to the review of its control processes and procedures. As a result of that review, the Company has determined that it will strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Specific remedial measures that have already been undertaken include the following:

•	Various disciplinary actions (ranging from reprimand to termination) against numerous employees;

•	Restructured reporting relationships within the finance function such that the finance directors of all seven strategic business units report directly to the Chief Financial Officer and the controllers of these business units report to the Corporate Controller;

•	Changed compensation structures for business unit finance directors so that compensation is no longer directly tied to financial performance of the business unit;

•	Increased staffing (including the use of temporary personnel) in various aspects of the Company’s finance and internal audit functions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Streamlined the organization of its European Business Unit to eliminate a level of management and financial reporting;

•	Conducted enhanced training on the certification process whereby senior finance management explained each matter to be certified with each of the seven strategic business units and their local management teams;

•	Commissioned a review of a significant portion of open workers’ compensation claims, including a certification by an outside administrator to ensure that such claims were being properly valued; and

•	Revised procedures with respect to opening bank accounts to ensure appropriate oversight by the Treasury Department.

A number of other initiatives to strengthen the Company’s internal controls began to be implemented prior to the filing of the Company’s 2003 Form 10-K and have continued since then. These include:

•	Expanding the personnel, resources and responsibilities of the internal audit function;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function, through improved and formalized training;

•	Development of new and enhanced monitoring controls;

•	Simplification of financial processes and information technology systems;

•	Creation of a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process and finance issues in general and to encourage associates to raise issues for review and/or resolution; and

•	Review of all accounting policies and procedures, and where appropriate make modifications.

The Company will continue its efforts to remedy the internal control weaknesses/business recommendations identified by PwC as part of a continuing effort to strengthen the control process. PwC has not completed its assessment of the effectiveness of the Company’s actions and there is no assurance that these internal control weaknesses will be remedied by the time the Company issues its Form 10-K for the current year.

     Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal controls over financial reporting are effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

     In the course of its Section 404 compliance effort, the Company has identified certain deficiencies, including account reconciliation procedures and information technology controls, including general computer controls and access controls, which the Company is addressing. Management will consider these conditions when assessing the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004.

     Moreover, the Section 404 compliance effort may identify additional weaknesses in the Company’s system of internal controls that may require additional remedial measures. One factor that may increase the likelihood of identifying such additional internal control weaknesses is the stringent standards of internal controls being applied to Section 404. Under the circumstances, there can be no assurance that the Company will be able to adequately remedy any such additional internal control weaknesses and the Company’s previously identified internal control weaknesses by the deadline for Section 404 compliance and, as a result, management and PwC may be unable to evaluate and attest to the Company’s internal controls over financial reporting as of December 31, 2004.

     Disclosure Controls and Procedures.

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the material weaknesses and reportable conditions described above, after taking into account the remedial measures implemented by the Company, as of the evaluation date, the Company’s disclosure controls and procedures were designed, and were effective, to give reasonable assurance that information the Company must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported as required. It should be noted that no system of controls can provide complete assurance of achieving its objectives, and future events may impact the effectiveness of a system of controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Heatway Litigation and Amended Settlement

As previously reported, on June 4, 2004, the Company entered into an amended settlement agreement in Galanti et al. v. Goodyear (Case No. 03-209, United States District Court, District of New Jersey) that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against the Company involving a rubber hose product that the Company supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. On October 19, 2004, the Galanti court conducted a fairness hearing on, and gave final approval to, the amended settlement. As a result, Goodyear will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. The first of these payments will be made within ten days of the Final Order and Judgment and will consist of $60 million, less the amount paid as of June 30, 2004 to cover the cost of administration and class notice. In addition to these annual payments, Goodyear was required to contribute to the settlement fund by October 19, 2004, the amount of insurance Goodyear recovered from its carriers relating to Entran II but, in any event, no less than $150 million. As of October 19, 2004, $150 million had been deposited by the Company in the settlement fund comprised of $75 million of insurance recoveries previously obtained by the Company and $75 million of cash contributions made by the Company. The Company expects to receive an additional $100 million of insurance reimbursements during the 4th quarter. Of this amount, $75 million will reimburse the Company for its October 19, 2004 cash contribution to the settlement fund and the balance (net of unreimbursed legal costs incurred to obtain the insurance recoveries) will be deposited into the settlement fund. The Company does not expect to receive any further insurance reimbursements beyond the amounts described above.

     A total of 62 sites have been opted out of the amended settlement. The amended settlement does not cover the liability associated with these opt outs, however, the Company will be entitled to assert proxy claim against the settlement fund for the payment such claimants would have been entitled to under the amended settlement. In addition, any liability of the Company arising out of the following actions will not be covered by the amended settlement:

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

Although the following actions are also not covered by the Amended Settlement, the Company will be entitled to a credit from the settlement fund against amounts (if any) paid to the plaintiffs in these matters:

•	Malek, et al. v. Goodyear (Case No. 02-B-1172, United States District Court for the District of Colorado), a case involving 25 homesites, in which a federal jury awarded the plaintiffs aggregate damages of $8.1 million of which 40% was allocated to Goodyear. On July 12, 2004, judgment was entered in Malek and an additional $4.8 million in prejudgment interest was awarded to the plaintiffs, all of which was allocated to Goodyear; and

•	Holmes v. Goodyear (Case No. 98CV268-A, District Court, Pitkin County, Colorado), a case involving one site in which the jury awarded the plaintiff $632,937 in damages, of which the jury allocated 20% to Goodyear, resulting in a net award against Goodyear of $126,587. The plaintiff was also awarded $367,860 in prejudgement interest and costs, all of which was allocated to Goodyear.

     Goodyear is pursuing appeals of Holmes, Loughridge, Malek, Sumerel and Vista. Goodyear expects that except for liabilities associated with Holmes, Loughridge, Malek, Sumerel and Vista, and the 62 sites that opted out of the amended settlement, its liability with respect to Entran II matters will be addressed by the amended settlement. Of the 62 opt outs, 11 are homesites in Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado) a matter expected to go to trial in 2005. In addition, one additional opt out is a plaintiff in Cross Mountain Ranch, LP v. Goodyear, which was filed on September 22, 2004. Goodyear has been informed that 3 to 4 additional opt outs may file actions against the Company in the future.

     The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including the Company’s ability to resolve claims not subject to the amended settlement (including the cases in which the Company has received adverse judgments) and whether or not claimants opting out of the amendment settlement pursue claims against Goodyear in the future.

Asbestos Litigation

     As reported in the Form 10-Q for the quarter ended June 30, 2004, Goodyear was one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 123,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by Goodyear or asbestos materials present in Goodyear’s facilities. During the third quarter of 2004, approximately 3,200 new claims were filed against Goodyear and approximately 800 were settled or dismissed. The amounts expended on asbestos defense and claim resolution during the third quarter and first nine months of 2004 were $7.8 million and $24.7 million, respectively (before recovery of insurance proceeds). At September 30, 2004, there were approximately 125,700 claims pending against Goodyear relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by Goodyear or in materials containing asbestos present in Goodyear facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Antitrust Litigation

     The Antitrust Division of the United States Department of Justice is conducting a grand jury investigation concerning the closure of a portion of the Company’s Bowmanville, Ontario conveyor belting plant announced in October 2003. In that connection, the Division has sought documents and other information from the Company and several associates. The plant was part of the Company’s Engineered Products division and originally employed approximately 120 people. Engineered Products had approximately $1.2 billion in sales in 2003, including approximately $200 million of sales related to conveyer belting. Although the Company does not believe that it has violated the antitrust laws, it is cooperating with the Department of Justice and is conducting its own internal investigation.

     Reference is made to the 2003 Form 10-K and the Form 10-Qs for the quarterly periods ended March 31, 2004 and June 30, 2004 for additional discussion of legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table presents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2004. These shares were delivered to the Company by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
7/1/04-7/31/04	—	$—	—	—
8/1/04-8/31/04	29,670	10.90	—	—
9/1/04-9/30/04	1,399	11.27	—	—
Total	31,069	10.92	—	—

ITEM 6. EXHIBITS

     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: November 9, 2004	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2004

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

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(h)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(i)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(j)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(k)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(l)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(m)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany Gmbh, Goodyear Gmbh & Co KG, Dunlop Gmbh & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(n)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany Gmbh, Goodyear Gmbh & Co KG, Dunlop Gmbh & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(o)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(p)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.7 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(q)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(r)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(s)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(t)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JP Morgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(w)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(x)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(y)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(z)	Guarantee and Collateral Agreement, dated as of August 17, 2004, among Goodyear, as Borrower, the subsidiaries of Goodyear identified therein, and JPMorgan Chase Bank, as Collateral Agent.	4.1

(aa)	Deposit-Funded Credit Agreement, dated as of August 17, 2004, among Goodyear, the lenders party thereto, the issuing banks party thereto, JP Morgan Chase bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, and BNP Paribas, as Joint Lead Arranger.	4.2

(bb)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein.	4.3

(cc)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee.	4.4

(dd)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc.	4.5

In accordance with Item 601(b)(4)(iii) of Regulation S-K, agreements and instruments

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
	defining the rights of holders of long-term debt of the Company pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company and its subsidiaries are not filed herewith. The Company hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

10	Material Contracts

	Amendment No. 3 to the Umbrella Agreement dated July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd.	10.1

	Amendment No. 2 to the Shareholders Agreement for the Europe JVC dated July 15, 2004, among the Company, Goodyear S.A.(France), Goodyear S.A. (Luxembourg), Goodyear Canada Inc. and Sumitomo Rubber Industries, Ltd.	10.2

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4