Form 10-K
period 2004-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-03-16
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Yes ☑                         No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock as of the closing of trading on June 30, 2004, was approximately $1,592,356,000.

Shares of Common Stock, Without Par Value, outstanding at March 4, 2005:
175,780,313

DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

Item		Page
Number		Number

PART I
1	Business	1
2	Properties	14
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	19
PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	66
8	Financial Statements and Supplementary Data	69
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	155
9A	Controls and Procedures	155
9B	Other Information	160
PART III
10	Directors and Executive Officers of the Registrant	161
11	Executive Compensation	161
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	161
13	Certain Relationships and Related Transactions	161
14	Principal Accountant Fees and Services	161
PART IV
15	Exhibits and Financial Statement Schedules	162
Signatures		163
Index to Financial Statement Schedules		FS-1
Index of Exhibits		X-1
EX-4.1 General Master Purchase Agreement
EX-4.2 Master Subordinated Deposit Agreement
EX-4.3 Master Complementary Deposit Agreement
EX-10.1 Amendment #2 to Umbrella Agreement
EX-10.2 Amend #1 to Shareholders Agreement for Europe
EX-10.3 Restricted Stock Purchase Agreement
EX-10.4 Schedule of Outside Directors' Annual Compensation
EX-10.5 Schedule of Salary and Bonus for Named Executive Officers
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-21.1 List of Subsidiaries
EX-23.1 Consent of PriceWaterhouseCoopers LLP
EX-23.2 Consent of KPMG LLP
EX-24.1 Powers of Attorney
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification

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
      We are one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Our 2004 net sales were $18.4 billion and our net income for 2004 was $114.8 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market several lines of power transmission belts, hoses and other rubber products for the transportation industry and various industrial and chemical markets, as well as synthetic rubber and rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate more than 1,700 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in more than 90 facilities in 28 countries, and we have marketing operations in almost every country around the world. We employ over 80,000 associates worldwide.
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
RECENT DEVELOPMENTS
Refinancing Plans in 2005. On February 23, 2005 we announced that we intend to refinance approximately $3.3 billion of our credit facilities, including:

•	our $1.3 billion asset-based credit facility, due March 31, 2006,

•	our $650 million asset-based term loan, due March 31, 2006,

•	our $680 million deposit funded credit facility, due September 30, 2007, and

•	$650 million in credit facilities for our Goodyear Dunlop Tires Europe B.V. affiliate, due April 30, 2005.
      We expect to replace these facilities with $3.35 billion in new five-year facilities that will be due in 2010 and include:

•	a $1.5 billion asset-based credit facility,

•	a $1.2 billion second lien term loan, and

•	the Euro equivalent of $650 million in credit facilities for Goodyear Dunlop Tires Europe B.V.
      The refinancings are subject to market conditions and the execution of definitive documentation and is expected to close in early April 2005.
Restatement of Financial Statements. On November 5, 2004, we announced that we would file an amended 2003 Form 10-K to include summarized financial information related to certain investments in affiliates. We also announced a restatement of our previously reported financial statements to reflect adjustments that reduced net income through all periods up to and including the year ended December 31, 2003 by $7.6 million. The restatement also includes an adjustment to correct a misclassification of approximately $360 million of deferred income tax assets and liabilities in our consolidated balance sheet at December 31, 2003. This adjustment had no effect on net income. These adjustments were identified prior to the filing of, and included in, our Form 10-Q for the quarter ending September 30, 2004, and are included in this 2004 Form 10-K. We intend to file an amended Form 10-K for the year ended December 31, 2003 as expeditiously as possible.
      Subsequent to the filing of the Form 10-Q for the quarter ended September 30, 2004 on November 9, 2004, we identified additional adjustments that resulted in the further restatement of prior-period financial statements. These additional adjustments reduced net income for all periods up to and including the year ended December 31, 2003 by $17.7 million and have been reflected in this 2004 Form 10-K.
      Certain 2004 and 2003 quarterly financial information has also been restated in this Form 10-K to reflect adjustments to our previously reported financial information included in our Form 10-Q filings for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments included a benefit of $3.0 million to 2004 year-to-date net income included in the Form 10-Q for the quarter ended September 30, 2004. An additional benefit of $2.5 million to 2004 year-to-date net income was identified subsequent to the filing of the third quarter Form 10-Q and is included in this 2004 Form 10-K. We intend to file amended Form 10-Qs for these quarterly periods of 2004 as expeditiously as possible.
      In total, the adjustments included in the Form 10-Q for the quarter ended September 30, 2004 reduced previously-reported net income for all periods through the quarter ended June 30, 2004 by a net amount of $4.6 million. Of this amount, $3.0 million of income related to 2004 and $7.6 million of expense related to prior years. Adjustments first reported in this 2004 Form 10-K resulted in a further reduction of net income for all periods through the quarter ended September 30, 2004 totaling $15.2 million. Of this amount, $2.5 million of income related to 2004 and $17.7 million of expense related to prior years. These adjustments reflected the resolution of the SPT accounting matters we announced on December 30, 2004 and other adjustments that were identified through the implementation of our previously announced measures to improve account reconciliation procedures. For further information, refer to the Note to the Financial Statements No. 2, Restatement, and Supplementary Data (Unaudited).

New Product Introductions. During 2004, we introduced several new products in our regional tire business units. In North America, the Goodyear Assurance® line of passenger tires was introduced in February. The Assurance® featuring ComforTred Technologytm is a premium auto tire that promises low-noise and high-comfort. The Assurance® featuring TripleTred Technologytm features all weather performance through three unique tread zones — Water Zone, Ice Zone and Dry Zone and is intended for broad market appeal. We also launched the Goodyear Fortera SLtm Edition tire for luxury SUVs. During the year, we introduced three new Dunlop-brand products, the SP Sport Maxxtm high performance tire, the Direzza DZ101tm performance tire and the Grandtrek AT20tm tire for SUVs. We launched two new lines of high performance summer auto tires in Europe: the Goodyear HydraGrip®, developed for rainy and wet weather conditions but also offering excellent dry weather performance, and the Dunlop Sport Maxxtm, a tire with outstanding dry handling capabilities. Also introduced in Europe were additional sizes of the Goodyear Marathon LHStm commercial truck tire, which offers improved payload, fuel consumption, mileage, handling and stability, as well as Fulda Carat Exelerotm high performance tire. In the Asia/Pacific region, we introduced the Goodyear Eagle F1 GSD3tm ultra high performance tire in May. The tire offers excellent handling characteristics with low noise. In January 2005, our North American Tire business introduced two new Goodyear tires for SUVs and light trucks: the Fortera® with SilentArmor Technologytm and the Wrangler® with SilentArmor Technologytm. Both of these tires offer durability combined with a smooth, quiet ride. Also launched in North America were the Kelly Safari Trextm with VersaTredtm tire for SUVs, the Kelly EVO-Ztm ultra high performance tire, the Dunlop SP60tm all-season tire for passenger cars and the Dunlop Grandtrek PT9000tm for luxury sport trucks and SUVs.
Sale of Assets of North American Farm Tire Business. As part of our continuing effort to divest non-core businesses, on February 28, 2005 we announced that we had entered into an agreement to sell the assets of our North American farm tire business to Titan International, Inc., for approximately $100 million, pending government, regulatory and union approvals. In connection with the transaction, we expect to record approximately $35 to $65 million of non-cash pension and retiree medical costs in the quarter in which the transaction closes. Additional charges also may be incurred in connection with the closing of the transaction. The assets to be sold include inventories and our manufacturing plant, property and equipment in Freeport, Illinois.
Sale of Indonesia Rubber Plantations. In another action as part of our continuing effort to divest non-core businesses, in November 2004 we entered into an agreement to sell our natural rubber plantations in Indonesia for approximately $65 million, pending government approvals. We recorded an after-tax loss of $15.6 million in the fourth quarter of 2004 for the write-down of assets, due primarily to the devaluation of the Indonesian rupiah versus the U.S. dollar over the years we held the investment.
Integration of North American Tire and Chemical Products Business Segments. Although we had previously announced our intention to explore the possible sale of our Chemical Products business segment, on July 21, 2004 we announced our intention to retain this business. Effective January 1, 2005, we integrated Chemical Products into our North American Tire business segment. For further information, refer to the Note to the Financial Statements No. 24, Subsequent Events.
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in Item 9A of this report, as of December 31, 2004, we had two material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. Although we recorded net income in 2004, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	a decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and the underfunded levels of our plans. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, including long-term debt maturing in 2005 and 2006 of approximately $1.01 billion and $1.92 billion, respectively, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if healthcare costs continue to escalate, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations could prevent repatriation of future earnings to our parent Company;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.
      It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.
DESCRIPTION OF GOODYEAR’S BUSINESS
General Segment Information
Our operating segments are North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”) (formerly known as “Eastern Europe, Africa and Middle East Tire”); Latin American Tire; Asia/ Pacific Tire (formerly known as “Asia Tire”) (collectively, the “Tire Segments”); Engineered Products and Chemical Products.
Financial Information About Our Segments
Financial information related to our operating segments for the three year period ended December 31, 2004 appears in the Note to the Financial Statements No. 18, Business Segments, and is incorporated herein by reference.
General Information Regarding Tire Segments
Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles
•	trucks
•	buses
•	aircraft
•	motorcycles
•	farm implements
•	earthmoving equipment
•	industrial equipment
•	various other applications.
In each case our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and in replacement markets worldwide. We manufacture and sell tires under the Goodyear-brand, the Dunlop-brand, the Kelly-brand, the Fulda-brand, the Debica-brand, the Sava-brand and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain markets we also:

•	retread truck, aircraft and heavy equipment tires,
•	manufacture and sell tread rubber and other tire retreading materials,

•	provide automotive repair services and miscellaneous other products and services, and
•	manufacture and sell flaps for truck tires and other types of tires.

The principal products of the Tire Segments are new tires for most applications. Approximately 77.6% of our consolidated sales in 2004 were of new tires, compared to 78.3% in 2003 and 77.5% in 2002. The percentages of each Tire Segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,

Sales of New Tires By	2004	2003	2002

North American Tire	87.9%	86.3%	86.2%
European Union Tire	87.4	89.2	85.6
Eastern Europe Tire	94.6	94.1	91.8
Latin American Tire	92.5	91.1	90.6
Asia/ Pacific Tire	82.2	97.7	97.2
Each Tire Segment exports tires to other Tire Segments. The financial results of each Tire Segment exclude sales of tires exported to other Tire Segments, but include operating income derived from such transactions. In addition, each Tire Segment imports tires from other Tire Segments. The financial results of each Tire Segment include sales and operating income derived from the sale of tires imported from other Tire Segments. Sales to unaffiliated customers are attributed to the Tire Segment that makes the sale to the unaffiliated customer.
      Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
North American Tire	102.5	101.2	103.8
European Union Tire	62.8	62.3	61.5
Eastern Europe Tire	18.9	17.9	16.1
Latin American Tire	19.6	18.7	19.9
Asia/ Pacific Tire	19.5	13.4	13.0

Goodyear worldwide	223.3	213.5	214.3
Our worldwide tire unit sales in the replacement and OE markets during the periods indicated were:
GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	159.6	150.6	147.6
OE tire units	63.7	62.9	66.7

Goodyear worldwide tire units	223.3	213.5	214.3
Tire unit information in 2002 and 2003 does not include the operations of South Pacific Tyres (SPT). Unit sales in 2004 increased by 5.5 million replacement units and 0.8 million OE units due to the consolidation of SPT. For further information, refer to the Note to the Financial Statements No. 8, Investments.
      New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.
      We compete with other tire manufacturers on the basis of product design, performance, price and reputation, warranty terms, customer service and consumer convenience. Goodyear-brand and Dunlop-brand tires enjoy a high recognition factor and have a reputation for performance, quality and value. Kelly-brand, Debica-brand, Sava-brand and various other house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.
      We do not consider our tire businesses to be seasonal to any significant degree. A significant inventory of new tires is maintained in order to optimize production schedules consistent with anticipated demand and assure prompt delivery to customers, especially “just in time” deliveries of tires or tire and wheel assemblies to OE manufacturers. Notwithstanding, tire inventory levels are designed to minimize working capital requirements.
North American Tire
Our largest segment, the North American tire business (North American Tire), develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in nine plants in the United States and three plants in Canada. Certain Dunlop-brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd., which is 75% owned by Goodyear and 25% owned by Sumitomo Rubber Industries, Ltd.
Tires. North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, farm implements, earthmoving equipment, commercial and military aircraft and industrial equipment and for various other applications.
      Goodyear-brand radial passenger tire lines sold in North America include Assurance® with ComforTred Technologytm for the luxury market, Assurance® with TripleTred Technologytm with broad market appeal, Eagle® high performance and run-flat extended mobility technology (EMT) tires. Dunlop-brand radial passenger tire lines sold in North America include SP Sport® performance tires. The major lines of Goodyear-brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler® and Fortera®. Goodyear also offers Dunlop-brand radials for light trucks such as the Rovertm and Grandtrek® lines. North American Tire also manufactures and sells several lines of Kelly-brand, other house brands and several lines of private brand radial passenger tires in the United States and Canada.
      A full line of Goodyear-brand all-steel cord and belt construction medium radial truck tires, the Unisteel® series, is manufactured and sold for various applications, including line haul highway use and off-road service. In addition, various lines of Dunlop-brand, Kelly-brand, other house and private brand radial truck tires are sold in the United States and Canadian replacement markets.
Related Products and Services. North American Tire also:

•	retreads truck, aircraft and heavy equipment tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aircraft,

•	manufactures rubber track for agricultural and construction equipment,

•	provides automotive maintenance and repair services at approximately 805 retail outlets,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers, and

•	provides miscellaneous other products and services.

Markets and Other Information
North American Tire distributes and sells tires throughout the United States and Canada. Tire unit sales to OE customers and in the replacement markets served by North American Tire during the periods indicated were:
NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	70.8	68.6	69.7
OE tire units	31.7	32.6	34.1

Total tire units	102.5	101.2	103.8
North American Tire is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks, farm and construction equipment and aircraft that have production facilities located in North America. Our 2004 unit sales in the North American original equipment market channel decreased compared to 2003 and 2002 due to our selective fitment strategy in the consumer original equipment business.
      Goodyear-brand, Dunlop-brand and Kelly-brand tires are sold in the United States and Canadian replacement markets through several channels of distribution. The principal channel for Goodyear-brand tires is a large network of independent dealers. Goodyear-brand, Dunlop-brand and Kelly-brand tires are also sold to numerous national and regional retail marketing firms in the United States. North American Tire also operates approximately 917 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of house brand tires and private and associate brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.
      Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through retail outlets operated by North American Tire.
      North American Tire periodically offers various financing and extended payment programs to certain of its tire customers in the replacement market. We do not believe these programs, when considered in the aggregate, require an unusual amount of working capital relative to the volume of sales involved, and they are consistent with prevailing tire industry practices.
      We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having safety defects related to motor vehicle safety. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous requirements with respect to tire recalls. The TREAD Act also requires tire manufacturers to, among other things, remedy tire safety defects without charge for five years and conform with revised and more rigorous tire standards, once the revised standards are implemented.
European Union Tire
Our second largest segment, European Union Tire, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in Western Europe, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in 13 plants in England, France, Germany and Luxembourg. Substantially all of the

operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear. European Union Tire:

•	manufactures and sells Goodyear-brand, Dunlop-brand and Fulda-brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires,
•	sells Debica-brand and Sava-brand passenger, truck and farm tires manufactured by the Eastern Europe Tire Segment,
•	sells new, and manufactures and sells retreaded, aircraft tires,
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at retail outlets in which it owns a controlling interest, and
•	provides miscellaneous related products and services.
Markets and Other Information
European Union Tire distributes and sells tires throughout Western Europe. Tire unit sales to OE customers and in the replacement markets served by European Union Tire during the periods indicated were:
EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	43.9	43.9	41.3
OE tire units	18.9	18.4	20.2

Total tire units	62.8	62.3	61.5
European Union Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Western Europe.
      European Union Tire’s primary competitor in Western Europe is Michelin. Other significant competitors include Continental, Bridgestone, Pirelli, several regional tire producers and imports from other regions, primarily Eastern Europe and Asia.
      Goodyear-brand and Dunlop-brand tires are sold in the several replacement markets served by European Union Tire through various channels of distribution, principally independent multi-brand tire dealers. In some markets, Goodyear-brand tires, as well as Dunlop-brand, Fulda-brand, Debica-brand and Sava-brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 337 are owned by Goodyear.
Eastern Europe, Middle East and Africa Tire
Our Eastern Europe, Middle East and Africa Tire segment (“Eastern Europe Tire”) manufactures and sells passenger, truck, farm, bicycle and construction equipment tires in Eastern Europe, the Middle East and Africa. Eastern Europe Tire manufactures tires in six plants in Poland, Slovenia, Turkey, Morocco and South Africa. Eastern Europe Tire:

•	maintains sales operations in most countries in Eastern Europe (including Russia), the Middle East and Africa,
•	exports tires for sale in Western Europe, North America and other regions of the world,
•	provides related products and services in certain markets,
•	manufactures and sells Goodyear-brand, Kelly-brand, Debica-brand, Sava-brand and Fulda-brand tires and sells Dunlop-brand tires manufactured by European Union Tire,
•	sells new and retreaded aircraft tires,
•	provides various retreading and related services for truck and heavy equipment tires,
•	sells automotive parts and accessories, and
•	provides automotive repair services.

Markets and Other Information
Eastern Europe Tire distributes and sells tires in most countries in eastern Europe, the Middle East and Africa. Tire unit sales to OE customers and in the replacement markets served by Eastern Europe Tire during the periods indicated were:
EASTERN EUROPE TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	15.4	14.8	13.3
OE tire units	3.5	3.1	2.8

Total tire units	18.9	17.9	16.1
Eastern Europe Tire has a significant share of each of the markets it serves and is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Morocco, Poland, South Africa and Turkey. Its major competitors are Michelin, Bridgestone, Continental and Pirelli. Other competition includes regional and local tire producers and imports from other regions, primarily Asia.
      Goodyear-brand tires are sold by Eastern Europe Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear-brand, Dunlop-brand, Kelly-brand, Fulda-brand, Debica-brand and Sava-brand tires are sold through regional distributors and multi-brand dealers. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers. In South Africa and sub-Saharan Africa, tires are also sold through a retail chain of approximately 168 retail stores operated by Goodyear under the trade name Trentyre.
Latin American Tire
Our Latin American Tire segment manufactures and sells automobile, truck and farm tires throughout Central and South America and in Mexico (“Latin America”), sells tires to various export markets, retreads and sells commercial truck, aircraft and heavy equipment tires, and provides other products and services. Latin American Tire manufactures tires in six facilities in Brazil, Chile, Colombia, Peru and Venezuela.
      Latin American Tire manufactures and sells several lines of passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck and heavy equipment tires,
•	retreads, and provides various materials and related services for retreading, truck, aircraft and heavy equipment tires,
•	manufactures other products, including batteries for motor vehicles,
•	manufactures and sells new aircraft tires, and
•	provides miscellaneous other products and services.
Markets and Other Information
Latin American Tire distributes and sells tires in most countries in Latin America. Tire sales to OE customers and in the replacement markets served by Latin American Tire during the periods indicated were:
LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	15.0	14.2	14.2
OE tire units	4.6	4.5	5.7

Total tire units	19.6	18.7	19.9

Asia/ Pacific Tire
Our Asia/ Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm and construction equipment and aircraft throughout the Asia/ Pacific markets. Asia/ Pacific Tire manufactures tires in China, India, Indonesia, Japan, Malaysia, the Philippines, Taiwan and Thailand. In addition, beginning in 2004, Asia/ Pacific Tire information included the manufacturing operations of affiliates in Australia and New Zealand. Asia/ Pacific Tire also retreads aircraft tires and provides miscellaneous other products and services.
      Effective January 1, 2004, Asia/ Pacific Tire includes the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT is the largest tire manufacturer in Australia and New Zealand, with two tire manufacturing plants and 17 retread plants. SPT sells Goodyear-brand, Dunlop-brand and other house and private brand tires through its chain of 417 retail stores, commercial tire centers and independent dealers. For further information about SPT, refer to the Notes to the Financial Statements No. 8, Investments and No. 18, Business Segments.
Markets and Other Information
Asia/ Pacific Tire distributes and sells tires in most countries in the Asia/ Pacific region. Tire sales to OE customers and in the replacement markets served by Asia/ Pacific Tire during the periods indicated were:
ASIA/ PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
Replacement tire units	14.5	9.1	9.1
OE tire units	5.0	4.3	3.9

Total tire units	19.5	13.4	13.0
Asia/ Pacific Tire information in 2002 and 2003 does not include the operations of SPT. Unit sales in 2004 increased by 5.5 million replacement units and 0.8 million OE units due to the consolidation of SPT.
Engineered Products
Our Engineered Products segment develops, manufactures, distributes and sells numerous rubber and thermoplastic products worldwide. The products and services offered by Engineered Products include:

•	belts and hoses for motor vehicles,

•	conveyor and power transmission belts,

•	air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications,

•	anti-vibration products,

•	tank tracks, and

•	miscellaneous products and services.
      Engineered Products manufactures products at 8 plants in the United States and 19 plants in Australia, Brazil, Canada, Chile, China, France, Mexico, Slovenia, South Africa and Venezuela.
Markets and Other Information
Engineered Products sells its products to manufacturers of vehicles and various industrial products and to independent wholesale distributors. Numerous major firms participate in the various markets served by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Engineered Products is a significant supplier of these products, and is also a leading supplier of conveyor and power transmission belts and industrial hose products.

The principal competitors of Engineered Products include Dana, Mark IV, Gates, Bridgestone, Conti-Tech, Trelleborg, Tokai/ DTR, Unipoly and Habasit.
      These markets are highly competitive, with quality, service and price all being significant factors to most customers. EPD believes its products are considered to be of high quality and are competitive in price and performance.
Chemical Products
Our Chemical Products segment develops, manufactures, distributes and sells synthetic rubber and rubber latices, various resins and organic chemicals used in rubber and plastic processing, and other chemical products. Chemical Products sells to Goodyear’s other business segments and to unaffiliated customers. Chemical Products owns 4 manufacturing facilities and conducts natural rubber purchasing operations. In November 2004, we entered into an agreement to sell our natural rubber plantations in Indonesia for approximately $65 million, pending government approvals. Effective January 1, 2005, we integrated Chemical Products into North American Tire. For further information on the integration, refer to the Note to the Financial Statements No. 24, Subsequent Events.
      Approximately 65% of the total pounds of synthetic materials sold by Chemical Products in 2004 was to Goodyear’s other business segments. All production is at 4 plants in the United States.
Markets and Other Information
Most external sales of chemical products and natural rubber are made directly to manufacturers of various products.
      Several major firms are significant suppliers of one or more chemical products similar to those manufactured by Chemical Products. The principal competitors of Chemical Products include Bayer and Dow. The markets are highly competitive, with product quality and price being the most significant factors to most customers. Chemical Products believes its products are generally considered to be of high quality and are competitive in price.
GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are synthetic and natural rubber. We purchase substantially all of our requirements for natural rubber in the world market. Synthetic rubber typically accounts for slightly more than half of all rubber consumed by us on an annual basis. Our plants located in Beaumont, and Houston, Texas, supply the major portion of our synthetic rubber requirements in North America. We purchase a significant amount of our synthetic rubber requirements outside North America from third parties.
      We use nylon and polyester yarns, substantial quantities of which are processed in our textile mills. Significant quantities of steel wire are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. As in 2004, we anticipate the continued availability of all raw materials we will require during 2005, subject to spot shortages.
      Substantial quantities of hydrocarbon-based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
      In 2004, raw materials costs increased approximately $280 million from 2003 levels due to inflation. Raw materials costs are expected to increase by 6% to 8% during 2005, driven by increases in the cost of oil, steel, petrochemicals and natural rubber. Continued volatility in the commodity markets could result in further increases in prices.
Patents and Trademarks
We own approximately 2,550 product, process and equipment patents issued by the United States Patent Office and approximately 5,900 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 580 applications for United States patents pending and approximately 3,900 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
      We own or control and use approximately 1,570 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 9,400 registrations and 900 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear”. We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
Backlog
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of our business segments or our businesses considered as a whole.
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Research and development expenditures	$378.2	$351.0	$386.5
These amounts were expensed as incurred.
Employees
At December 31, 2004, we employed over 84,000 people throughout the world, including approximately 33,000 persons in the United States. Approximately 13,750 of our employees in the United States were covered by a master collective bargaining agreement, dated August 20, 2003, with the United Steelworkers of America, A.F.L.-C.I.O.-C.L.C. (“USWA”), which expires on July 22, 2006. In addition, approximately 1,100 of our employees in the United States were covered by other contracts with the USWA and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $24 million during 2005 and approximately $28 million during 2006.

      We expended approximately $65 million during 2004, and expect to expend approximately $62 million during 2005 and $60 million during 2006, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in the United States and 27 other countries. Most of our international manufacturing operations are engaged in the production of tires. Several engineered rubber products and certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2004 appears in the Note to the Financial Statements No. 18, Business Segments, and is incorporated herein by reference.
      In addition to the ordinary risks of the marketplace, in some countries our operations are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate, transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations.
ITEM 2.  PROPERTIES.
We manufacture our products in 99 manufacturing facilities located around the world. There are 30 plants in the United States and 69 plants in 27 other countries.
North American Tire Manufacturing Facilities. North American Tire owns (or leases with the right to purchase at a nominal price) and operates 21 manufacturing facilities in the United States and Canada, including:

•	12 tire plants (9 in the United States and 3 in Canada),

•	1 steel tire wire cord plant,

•	1 tire mold plant,

•	2 textile mills,

•	3 tread rubber plants, and

•	2 aero retread plants.
      These facilities have floor space aggregating approximately 23.1 million square feet. North American Tire also owns a tire plant in Huntsville, Alabama that was closed during 2003 and has floor space aggregating approximately 1.3 million square feet.
European Union Tire Manufacturing Facilities. European Union Tire owns and operates 19 manufacturing facilities in 5 countries, including:

•	13 tire plants,

•	1 tire fabric processing facility,

•	1 steel tire wire cord plant,

•	1 tire mold and tire manufacturing machines facility, and

•	3 tire retread plants.

      These facilities have floor space aggregating approximately 13.5 million square feet.
Eastern Europe, Middle East and Africa Tire Manufacturing Facilities. Eastern Europe Tire owns and operates 6 tire plants in 5 countries. These facilities have floor space aggregating approximately 7.4 million square feet.
Latin American Tire Manufacturing Facilities. Latin American Tire owns and operates 6 tire plants in 5 countries. Latin American Tire also manufactures tread rubber and tire molds and operates a fabric processing facility in Brazil. These facilities have floor space aggregating approximately 5.7 million square feet.
Asia/ Pacific Tire Manufacturing Facilities. Asia/ Pacific Tire owns and operates 11 tire plants in 10 countries, manufactures tread rubber and operates 2 aero-retread plants. These facilities have floor space aggregating approximately 6.3 million square feet.
Engineered Products Manufacturing Facilities. Engineered Products owns (or leases with the right to purchase at a nominal price) 27 facilities at 8 locations in the United States and 19 international locations in 10 countries. These facilities have floor space aggregating approximately 6.0 million square feet. Certain facilities manufacture more than one group of products. The facilities include:
In the United States and Canada —
• 7 hose products plants
• 2 conveyor belting plants
• 2 molded rubber products plants
• 2 power transmission products plants
• 5 mix centers
In Latin America —
• 2 air springs plants
• 5 hose products plants
• 3 power transmission products plants
• 2 conveyor belting plants
In Europe —
• 2 air springs plants
• 1 power transmission products plant
• 1 hose products plant
In Asia —
• 1 conveyor belting plant
• 1 hose products plant
In Africa —
• one conveyor belting and power transmission products plant
Chemical Products Manufacturing Facilities. Chemical Products owns and operates 4 manufacturing facilities. The facilities are located in the United States and produce synthetic rubber and rubber latices, synthetic resins, and other organic chemical products. These facilities have floor space aggregating approximately 1.7 million square feet.
Plant Utilization. Our worldwide tire capacity utilization rate was approximately 88% during 2004, compared to approximately 88% during 2003 and 86% during 2002. We expect to have production capacity sufficient to satisfy presently anticipated demand for our tires and other products for the foreseeable future.
Other Facilities. We also own and operate a natural rubber plantation and rubber processing facility in Indonesia, four research and development facilities and technical centers, and six tire proving grounds. In November 2004, we entered into an agreement to sell our natural rubber plantation in Indonesia. We also operate approximately 1,839 retail outlets for the sale of our tires to consumers, approximately 62 tire retreading facilities and approximately 254 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Financial Statements No. 9, Properties and Plants and No. 10, Leased Assets.
ITEM 3.  LEGAL PROCEEDINGS.
Heatway Litigation and Settlement
On June 4, 2004, the Company entered into an amended settlement agreement in Galanti et al. v. Goodyear (Case No. 03-209, United States District Court, District of New Jersey) that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against the Company involving a rubber hose product, Entran II, that the Company supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat.
      On October 19, 2004, the Galanti court conducted a fairness hearing on, and gave final approval to, the amended settlement. As a result, Goodyear will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, Goodyear contributed approximately $170 million received from insurance contributions to a settlement fund pursuant to the terms of the settlement agreement. The Company does not expect to receive any additional insurance reimbursements for Entran II related matters. In November 2004, the Company made its first annual cash contribution, approximately $60 million, to the settlement fund.
      Approximately 62 sites were opted out of the amended settlement, five of which have rejoined the class. Of the 57 remaining opt outs, approximately 14 are homesites in Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado). In addition, one additional opt out is a plaintiff in Cross Mountain Ranch, LP v. Goodyear (Case No. 04CV105, District Court, Routt County, Colorado), which was filed in September 2004. Two additional opt outs are plaintiffs in Albers Revocable Trust, et al. v. Goodyear (Case No. 04CV2100, District Court, Arapahoe County, Colorado). Goodyear has been informed that 3 to 4 additional opt outs may file actions against the Company in the future. Any liability resulting from the following actions also will not be covered by the amended settlement:

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
      Although liability resulting from the opt outs, Malek and Holmes will not be covered by the amended settlement, the Company will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
      In addition, any liability of the Company arising out of the actions listed below will not be covered by the amended settlement nor will the Company be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions:

•	Goodyear v. Vista Resorts, Inc. (Case No. 02CA1690, Colorado Court of Appeals), an action involving five homesites, in which a jury rendered a verdict in favor of the plaintiff real estate developer in the aggregate amount of approximately $5.9 million, which damages were trebled under the Colorado Consumer Protection Act. The total damages awarded were approximately $22.7 million, including interest, attorney’s fees and costs. This verdict was upheld by the Court of Appeals in 2004 and Goodyear is petitioning the Supreme Court of Colorado to review the case;

•	Sumerel et al. v. Goodyear et al (Case No. 02CA1997, Colorado Court of Appeals), a case involving six sites in which a judgment was entered against Goodyear in the amount of $1.3 million plus interest and costs; and

•	Loughridge v. Goodyear and Chiles Power Supply, Inc. (Case No. 98-B-1302, United States District Court for the District of Colorado), a case consolidating claims involving 36 Entran II sites, in which a federal jury awarded 34 homeowners aggregate damages of $8.2 million, 50% of which was allocated to

Goodyear. On September 8, 2003, an additional $5.7 million in prejudgment interest was awarded to the plaintiffs, all of which was allocated to Goodyear.

      Goodyear is pursuing appeals of Holmes, Loughridge, Malek, Sumerel and Vista and expects that except for liabilities associated with these cases, and the sites that opt out of the amended settlement, its liability with respect to Entran II matters will be addressed by the amended settlement.
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
SEC Investigation
On October 22, 2003, Goodyear announced that it would restate its financial results for the years ended 1998 through 2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised the Company that they had initiated an informal inquiry into the facts and circumstances related to the restatement. On February 5, 2004, the SEC advised Goodyear that it had approved the issuance of a formal order of investigation. The order authorizes an investigation into possible violations of the securities laws related to the restatement and previous public filings. Goodyear is cooperating fully with the SEC and has provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time.
Securities Litigation
On October 23, 2003, following the announcement of the restatement, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of Ohio on behalf of purchasers of Goodyear common stock alleging violations of the federal securities laws. After that date, a total of 20 of these purported class actions were filed against Goodyear in that court. These lawsuits name as defendants several of the Company’s present or former officers and directors, including Goodyear’s current chief executive officer, Robert J. Keegan, Goodyear’s current chief financial officer, Richard J. Kramer, and Goodyear’s former chief financial officer, Robert W. Tieken, and allege, among other things, that Goodyear and the other named defendants violated federal securities laws by artificially inflating and maintaining the market price of Goodyear’s securities. Five derivative lawsuits were also filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio and two similar derivative lawsuits originally filed in the Court of Common Pleas for Summit County, Ohio were removed to federal court. The derivative actions are against present and former directors, Goodyear’s present and former chief executive officers and Goodyear’s former chief financial officer and allege, among other things, breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. The plaintiffs in the federal derivative actions also allege violations of Section 304 of the Sarbanes-Oxley Act of 2002, by certain of the named defendants. Finally, at least 11 lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear asserting breach of fiduciary claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. The plaintiffs’ claims in these actions arise out of the same events and circumstances upon which the securities class actions and derivative actions are based. All of these actions have been consolidated into three separate actions before the Honorable Judge John Adams in the United States District Court for the Northern District of Ohio. On June 28 and July 16, 2004, amended complaints were filed in each of the three consolidated actions. The amended complaint in the purported ERISA class action added certain current and former directors and associates of Goodyear as additional defendants and the Northern Trust Company was subsequently dismissed without prejudice from this action. On November 15, 2004, the defendants filed motions to dismiss all three consolidated cases and the Court is considering these motions. While Goodyear believes these claims are without merit and intends to vigorously defend them, it is unable to predict their outcome.
Asbestos Litigation
Goodyear is currently one of several (typically 50 to 80) defendants in civil actions involving approximately 127,300 claimants (as of December 31, 2004) relating to their alleged exposure to materials containing asbestos in products manufactured by Goodyear or asbestos materials at Goodyear facilities. These cases are pending in various state courts, including primarily courts in California, Florida, Illinois, Maryland, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas and West Virginia, and in certain federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. Goodyear manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain Goodyear facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by Goodyear and its insurers on defense and claim resolution during 2004 was approximately $29.9 million. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.
Engineered Products Antitrust Investigation
The Antitrust Division of the United States Department of Justice is conducting a grand jury investigation concerning the closure of a portion of the Company’s Bowmanville, Ontario conveyor belting plant announced in October 2003. In that connection, the Division has sought documents and other information from the Company and several associates. The plant was part of the Company’s Engineered Products division and originally employed approximately 120 people. Engineered Products had approximately $1.2 billion in sales in 2003, including approximately $200 million of sales related to conveyor belting. Although the Company does not believe that it has violated the antitrust laws, it is cooperating with the Department of Justice.
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
Notice of Violation
In February 2005, the United States Environmental Protection Agency (“US EPA”) issued a notice of violation to Goodyear alleging violations of the Clean Air Act and related state and local requirements at its Lincoln, Nebraska Engineered Products facility. The Notice of Violation alleges two violations: (i) the construction of a boiler in 1988 without an appropriate permit, and (ii) the failure to apply the “best available control technology” for emissions from the boiler. Each violation is subject to potential civil penalties of up to $32,500 per day. Other enforcement alternatives include a temporary or permanent injunction and a referral to the Department of Justice. The Company is currently reviewing this matter and has not yet determined what, if any, losses may arise from the matter.
Other Matters
In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters were pending against Goodyear at December 31, 2004, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by Goodyear in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding the Company’s legal proceedings, refer to the Note to the Financial Statements No. 20, Commitments and Contingent Liabilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at March 15, 2005, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	57
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

Jonathan D. Rich	President, North American Tire	49
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

Michael J. Roney	President, European Union Tire	50
Mr. Roney served in various international financial, sales and managerial posts until September 1, 1998, when he was appointed Vice President for Asia/ Pacific Tire, in which capacity he was responsible for Goodyear’s tire operations in the Asia, Australia and Western Pacific region. On December 1, 1998, Mr. Roney was appointed President and Managing Director of Compania Hulera Goodyear-Oxo, S.A. de C.V., a wholly owned subsidiary operating in Mexico. Effective July 1, 1999, Mr. Roney was appointed, and on August 3, 1999 he was elected, President, Eastern Europe, Middle East and Africa Tire, serving as the executive officer responsible for Goodyear’s tire operations in Eastern Europe, Middle East and Africa. Mr. Roney was elected President, European Union Tire on May 7, 2001. Mr. Roney is the executive officer responsible for Goodyear’s tire operations in Western Europe. Goodyear employee since 1981.

Jarro F. Kaplan	President, Eastern Europe, Middle East and Africa Tire	57
Mr. Kaplan served in various development and sales and marketing managerial posts until he was appointed Managing Director of Goodyear Turkey in 1993 and thereafter Managing Director of Goodyear Great Britain Limited in 1996. He was appointed Managing Director of Deutsche Goodyear in 1999. On May 7, 2001, Mr. Kaplan was elected President, Eastern Europe, Middle East and Africa Tire and is the executive officer responsible for Goodyear’s tire operations in Eastern Europe, the Middle East and Africa. Goodyear employee since 1969.

Eduardo A. Fortunato	President, Latin American Tire	51
Mr. Fortunato served in various international managerial, sales and marketing posts with Goodyear until he was elected President and Managing Director of Goodyear Brazil in 2000. On November 4, 2003, Mr. Fortunato was elected President, Latin American Tire. Mr. Fortunato is the executive officer responsible for Goodyear’s tire operations in Mexico, Central America and South America. Goodyear employee since 1975.

Name	Position(s) Held	Age

Pierre Cohade	President, Asia/Pacific Tire	43
Mr. Cohade joined Goodyear in October, 2004 and was elected President Asia/ Pacific Tire on October 5, 2004. Mr. Cohade is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the Western Pacific. Prior to joining Goodyear, Mr. Cohade served in various finance and managerial posts with the Eastman Kodak Company from 1985 to 2001, including chairman of Eastman Kodak’s Europe, Africa, Middle East and Russian Region from 2001 to 2003. From February 2003 to April 2004, Mr. Cohade served as the Executive Vice President of Groupe Danone’s beverage division.

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

Lawrence D. Mason	President, North American Tire Consumer Business	44
Mr. Mason joined Goodyear on October 7, 2003 and was elected President, North American Tire Consumer Business effective October 13, 2003. Mr. Mason is the executive officer responsible for the business activities of Goodyear’s consumer tire business in North America. Prior to joining Goodyear, Mr. Mason was employed by Huhtamaki — Americas as Division President of North American Foodservice and Retail Consumer Products from 2002 to 2003. From 1983 to 2001, Mr. Mason served in various sales and managerial posts with The Procter & Gamble Company.

Richard J. Kramer	Executive Vice President and Chief Financial Officer	41
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President-Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Effective August 28, 2003 he was appointed and on October 7, 2003 he was elected Senior Vice President, Strategic Planning and Restructuring. He was elected Executive Vice President and Chief Financial Officer on June 1, 2004. Mr. Kramer is the principal financial officer of the Company. Prior to joining Goodyear, Mr. Kramer was an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Joseph M. Gingo	Executive Vice President, Quality Systems and Chief Technical Officer	60
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

Name	Position(s) Held	Age

Marland J. Copeland	Senior Vice President, Business Development, Strategy and Restructuring	43
Mr. Copeland joined Goodyear in August 2000 and served in various financial and managerial posts through November 2002. Effective December 1, 2002, Mr. Copeland was appointed, and on December 3, 2002 he was elected President of the Chemical Division. Mr. Copeland was elected Senior Vice President, Business Development, Strategy and Restructuring on December 9, 2004. Mr. Copeland is the executive officer responsible for Goodyear’s worldwide business development activities and restructuring efforts. Prior to joining Goodyear, Mr. Copeland served as Finance Manager of Internet Marketing and E-commerce at Intel Corporation from 1997 to 2000.

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

Charles L. Sinclair	Senior Vice President, Global Communications	53
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

Christopher W. Clark	Senior Vice President, Global Sourcing	53
Mr. Clark served in various managerial and financial posts until October 1, 1996, when he was appointed managing director of P.T. Goodyear Indonesia Tbk, a subsidiary of Goodyear. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Productos de Borracha Ltda, a subsidiary of Goodyear. On August 1, 2000, he was elected President, Latin America Tire. On November 4, 2003, Mr. Clark was named Senior Vice President, Global Sourcing. Mr. Clark is the executive officer responsible for coordinating Goodyear’s supply activities worldwide. Goodyear employee since 1973.

Kathleen T. Geier	Senior Vice President, Human Resources	48
Ms. Geier served in various managerial and human resources posts until July 1, 2002 when she was appointed and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities worldwide. Goodyear employee since 1978.

Thomas A. Connell	Vice President and Controller	56
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

Donald D. Harper	Vice President	58
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

Name	Position(s) Held	Age

William M. Hopkins	Vice President	60
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

Isabel H. Jasinowski	Vice President	56
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. Goodyear employee since 1981.

Gary A. Miller	Vice President	58
Mr. Miller served in various management and research and development posts until he was elected a Vice President effective November 1, 1992. Mr. Miller was elected Vice President and Chief Procurement Officer in May 2003. He is the executive officer primarily responsible for Goodyear’s purchasing operations worldwide. Goodyear employee since 1967.

Darren R. Wells	Vice President and Treasurer	39
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
      Each executive officer is elected by the Board of Directors of the Company at its annual meeting to a term of one year or until his or her successor is duly elected. In those instances where the person is elected at other than an annual meeting, such person’s term will expire at the next annual meeting.
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The principal market for Goodyear’s common stock is the New York Stock Exchange (Stock Exchange Symbol GT).
      Information relating to the high and low sale prices of shares of Goodyear’s common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 149, and is incorporated herein by reference. Certain of our credit agreements prohibit us from paying dividends on our common stock. At December 31, 2004, there were 25,591 record holders of the 175,619,639 shares of Goodyear’s common stock then outstanding.

      The following table presents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2004. These shares were delivered to the Company by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

10/1/04-10/31/04	698	$9.375	—	—
11/1/04-11/30/04	8,948	12.247	—	—
12/1/04-12/31/04	—	—	—	—

Total	9,646	12.039	—	—
4% Convertible Senior Notes due 2034
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
      Holders of the Convertible Notes due 2034 have the right to require the Company to purchase all or a portion of their notes on June 15 of each of 2011, 2014, 2019, 2024 and 2029 or upon the occurrence of certain designated events. In each case, the Company will pay a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding the purchase date, plus, in the case of certain designated events, a make-whole premium.
Goodyear Dunlop Tires North America, Ltd. Employee Savings Plan for Bargaining Unit Employees
      Since January 1, 2003 the Goodyear Dunlop Tires North America, Ltd. Employee Savings Plan for Bargaining Unit Employees (the “Plan”) has offered Goodyear common stock as an investment option through the Goodyear Common Stock Fund. The Goodyear common stock offered to plan participants was not registered with the Securities and Exchange Commission as required by the securities laws. Goodyear intends to register the Goodyear common stock promptly. Plan participants who purchase shares in the Goodyear Common Stock Fund prior to the registration of these shares have the right to rescind the purchase of the shares for one year following the purchase. As of December 31, 2004, there were 195,583 shares of Goodyear common stock held by participants in the Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,

		Restated

	2004	2003	2002	2001	2000
(In millions, except per share amounts)
Net Sales	$18,370.4	$15,122.1	$13,856.0	$14,162.3	$14,439.0
Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)	$(254.7)	$50.0

Net Income (Loss) Per Share — Basic	$0.65	$(4.61)	$(7.47)	$(1.59)	$0.32

Net Income (Loss) Per Share — Diluted	$0.63	$(4.61)	$(7.47)	$(1.59)	$0.31

Dividends Per Share	$—	$—	$0.48	$1.02	$1.20
Total Assets	16,533.3	14,701.1	13,013.1	13,719.7	13,539.6
Long Term Debt and Capital Leases due Within One Year	1,009.9	113.5	369.8	109.7	159.2
Long Term Debt and Capital Leases	4,449.1	4,825.8	2,989.5	3,203.3	2,349.4
Shareholders’ Equity (Deficit)	72.8	(32.2)	221.1	2,596.8	3,429.3
Notes:
The information contained in the selected financial data has been restated. For further information, refer to the Note to the Financial Statements No. 2, Restatement.
      (1) Information on the impact of the restatement follows:

	Year Ended
	December 31,

	2003	2003

	As Previously	As
	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$15,119.0	$15,122.1
Net Loss	$(802.1)	$(807.4)

Net Loss Per Share — Basic	$(4.58)	$(4.61)

Net Loss Per Share — Diluted	$(4.58)	$(4.61)

Dividends Per Share	$—	$—
Total Assets	15,005.5	14,701.1
Long Term Debt and Capital Leases due Within One Year	113.5	113.5
Long Term Debt and Capital Leases	4,826.2	4,825.8
Shareholders’ Equity (Deficit)	(13.1)	(32.2)

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.

	Year Ended December 31,

	2002	2002	2002

	As Originally	As Previously	As
	Reported(A)	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$13,850.0	$13,856.2	$13,856.0
Net Loss	$(1,105.8)	$(1,227.0)	$(1,246.9)

Net Loss Per Share — Basic	$(6.62)	$(7.35)	$(7.47)

Net Loss Per Share — Diluted	$(6.62)	$(7.35)	$(7.47)

Dividends Per Share	$0.48	$0.48	$0.48
Total Assets	13,146.6	13,038.7	13,013.1
Long Term Debt and Capital Leases due Within One Year	369.8	369.8	369.8
Long Term Debt and Capital Leases	2,989.0	2,989.8	2,989.5
Shareholders’ Equity	650.6	255.4	221.1

	Year Ended December 31,

	2001	2001	2001

	As Originally	As Previously	As
	Reported(A)	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$14,147.2	$14,162.5	$14,162.3
Net Loss	$(203.6)	$(254.1)	$(254.7)

Net Loss Per Share — Basic	$(1.27)	$(1.59)	$(1.59)

Net Loss Per Share — Diluted	$(1.27)	$(1.59)	$(1.59)

Dividends Per Share	$1.02	$1.02	$1.02
Total Assets	13,783.4	13,768.6	13,719.7
Long Term Debt and Capital Leases due Within One Year	109.7	109.7	109.7
Long Term Debt and Capital Leases	3,203.6	3,203.6	3,203.3
Shareholders’ Equity	2,864.0	2,627.8	2,596.8

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.

	Year Ended December 31,

	2000	2000	2000

	As Originally	As Previously	As
	Reported(A)	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$14,417.1	$14,459.9	$14,439.0
Net Income	$40.3	$51.3	$50.0

Net Income Per Share — Basic	$0.26	$0.33	$0.32

Net Income Per Share — Diluted	$0.25	$0.32	$0.31

Dividends Per Share	$1.20	$1.20	$1.20
Total Assets	13,568.0	13,576.7	13,539.6
Long Term Debt and Capital Leases due Within One Year	159.2	159.2	159.2
Long Term Debt and Capital Leases	2,349.6	2,349.6	2,349.4
Shareholders’ Equity	3,503.0	3,454.3	3,429.3

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.
As discussed in the Note to the Financial Statements No. 2, Restatement, restatement adjustments included in the 2003 Form 10-K were classified as “Accounting Irregularities,” “Account Reconciliations,” “Out-of-Period,” “Discount Rate,” “Chemical Products Segment” and “Tax Adjustments.” Restatement adjustments included in the 2004 Form 10-K were classified as “SPT”, “General and Product Liability”, “Account Reconciliations” and “Tax Adjustments”.
      The increase in net loss in 2003 of $5.3 million was due primarily to tax adjustments. Charges for the write-off of goodwill related to sold assets, adjustments to leased tire assets and changes to the timing of rationalization charges at SPT were substantially offset by the benefit of a change in our estimated liability for general and product liability — discontinued products.
      For the restatement of 2003, pretax loss was increased by charges of $5.4 million due to the impact of Account Reconciliations and $2.3 million due to SPT. Pretax loss in 2003 was reduced by benefits of $7.3 million due to General and Product Liability. The net loss in 2003 was increased by $4.8 million due to the impact of Tax Adjustments.
      Net loss as previously reported in 2002 increased by $121.2 million due primarily to an additional Federal and state deferred tax asset valuation allowance of $121.6 million.
      For the restatement of 2002, pretax loss as previously reported was increased by charges of $14.9 million due to the impact of Discount Rate, $6.8 million due to Account Reconciliations and $3.5 million due to Accounting Irregularities. Pretax loss as previously reported was reduced by a benefit of $15.2 million due to the impact of Out-of-Period and $14.2 million due to Chemical Products Segment. Net loss as previously reported was increased by $122.5 million for Tax Adjustments.
      Net loss as restated in 2002 increased by $19.9 million due primarily to charges for tax adjustments, an additional Federal and state deferred tax asset valuation allowance and changes to the timing of rationalization charges at SPT.
      For the restatement of 2002, pretax loss as restated was increased by charges of $3.5 million due to the impact of SPT and $1.8 million due to Account Reconciliations. The net loss in 2002 was increased by a charge of $7.2 million due to Tax Adjustments.
      Net loss as previously reported in 2001 increased by $50.5 million due primarily to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories of the Chemical Products Segment, the erroneous recording of cost of goods sold for the sale of inventory at Wingfoot Commercial Tire

Systems, LLC, Accounting Irregularities adjustments and other Account Reconciliation adjustments. On November 1, 2000, Goodyear made a contribution, which included inventory, to Wingfoot Commercial Tire Systems, LLC, a consolidated subsidiary. On a consolidated basis, the inventory was valued at Goodyear’s historical cost. Upon the sale of the inventory, consolidated cost of goods sold was understated by $11 million. Additionally, inventory and fixed asset losses totaling $4.2 million were not expensed as incurred and were written off. Chemical Products Segment adjustments were the result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment.
      For the restatement of 2001, pretax loss as previously reported was increased by charges of $18.9 million due to the impact of Chemical Products Segment, $14.5 million due to Out-of-Period, $13.2 million due to Accounting Irregularities, $12.8 million due to Account Reconciliations and $5.5 million due to Discount Rate. The tax effect of restatement adjustments reduced the net loss by $17.9 million.
      Net loss as restated in 2001 increased by $0.6 million due primarily to charges for changes in the timing of rationalization charges at SPT, an asset impairment charge at SPT, interest expense related to a long term contractual obligation with SPT and a benefit from the reduction in goodwill amortization expense due to impact of changing exchange rates.
      For the restatement of 2001, pretax loss as restated was reduced by a benefit of $0.6 million due to the impact of SPT, but was increased by charges of $1.7 million due to Account Reconciliations.
      Net income as previously reported in 2000 increased by $11.0 due primarily to Chemical Products Segment adjustments and the Account Reconciliation adjustments, primarily Interplant and Wingfoot Commercial Tire Systems, LLC.
      For the restatement of 2000, pretax income as previously reported was reduced by charges of $21.7 million due to the impact of Account Reconciliations. Pretax income increased by benefits of $19.1 million due to the impact of Chemical Products Segment, $14.5 million due to Discount Rate, $5.8 million due to Out-of-Period and $0.6 million due to Accounting Irregularities. The tax effect of restatement adjustments was an expense of $7.3 million.
      Net income as restated in 2000 decreased by $1.3 million due primarily to a charge to recognize certain payments we made pursuant to a long term supply agreement with SPT as a capital contribution, 50% of which was attributed to our joint venture partner pursuant to the provisions of Emerging Issues Task Force Issue 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, and benefits from the tax effect of the SPT capital contribution charge, a reduction in goodwill amortization expense due to impact of changing exchange rates and corrections to intercompany accounts at a subsidiary in Europe.
      For the restatement of 2000, pretax income as restated was reduced by $7.5 million due to SPT and increased $0.3 million due to Account Reconciliations.
      (2) Refer to “Principles of Consolidation” in the Note to the Financial Statements No. 1, Accounting Policies.
      (3) Net sales in 2004 increased $1.2 billion resulting from the consolidation of two businesses in accordance with FIN 46. Net Income in 2004 included net after-tax charges of $133.3 million, or $0.70 per share-diluted, for rationalizations and related accelerated depreciation, general and product liability-discontinued products, insurance fire loss deductibles and asset sales. Net income in 2004 also included net after-tax benefits of $236.0 million, or $1.23 per share-diluted, from an environmental insurance settlement, net favorable tax adjustments and a favorable lawsuit settlement.
      (4) Net Loss in 2003 included net after-tax charges of $515.1 million (as restated), or $2.93 per share-diluted (as restated), for rationalizations, general and product liability-discontinued products, accelerated depreciation and asset write-offs, net favorable tax adjustments, an unfavorable settlement of a lawsuit against Goodyear in Europe, and rationalization costs at Goodyear’s SPT equity affiliate. In addition, Engineered Products recorded account reconciliation adjustments in the restatements totaling $18.9 million or $0.11 per share in 2003.

      (5) Net Loss in 2002 included net after-tax charges of $22.0 million (as restated), or $0.13 per share-diluted (as restated), for general and product liability — discontinued products, asset sales, rationalizations, write-off of a miscellaneous investment and a net rationalization reversal at Goodyear’s SPT equity affiliate. Net loss in 2002 also included a non-cash charge of $1.22 billion (as restated), or $6.95 per share-diluted (as restated), to establish a valuation allowance against net federal and state deferred tax assets.
      (6) Net Loss in 2001 included net after-tax charges of $187.4 million (as restated), or $1.18 per share-diluted (as restated), for rationalizations, asset sales, general and product liability — discontinued products, rationalization costs at Goodyear’s SPT equity affiliate and costs related to a tire replacement program.
      (7) Net Income in 2000 included net after-tax charges of $71.9 million (as restated), or $0.45 per share-diluted (as restated), for rationalizations, a change in Goodyear’s domestic inventory costing method from LIFO to FIFO, rationalization costs at Goodyear’s SPT equity affiliate, general and product liability — discontinued products and asset sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognized brand names in the world. We have a broad global footprint with 99 manufacturing facilities in 28 countries. Through December 31, 2004, our business was run through seven operating segments: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”) (formerly known as “Eastern Europe, Africa and Middle East Tire”), Latin American Tire; Asia/ Pacific Tire (formerly known as “Asia Tire”); Engineered Products; and Chemical Products.
      In 2004, we had net income of $114.8 million, compared to significant net losses for 2003 and 2002 of $807.4 million (as restated) and $1,246.9 million (as restated), respectively. The net loss in 2002 included a non-cash charge of $1.22 billion (as restated) to establish a valuation allowance against our net deferred tax assets. The improvement in 2004 compared to 2003 is due in part to:

•	a decrease in net after-tax rationalization charges of $215.1 million,

•	an after-tax gain from a settlement with certain insurance companies related to coverage for environmental matters of $156.6 million,

•	a decrease in net after-tax charges for accelerated depreciation and asset writeoffs of $122.0 million,

•	a decrease in net after-tax charges for general and product liability — discontinued products of $85.4 million (as restated), and

•	an increase in net favorable tax adjustments of $10.5 million.
      Earnings in 2004 also benefited from an increase in segment operating income in each of our operating segments, as set forth below:

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Segment Operating Income
North American Tire	$31.5	$(130.9)	$(58.1)
European Union Tire	252.7	129.8	101.1
Eastern Europe, Middle East and Africa Tire	193.8	146.6	93.2
Latin American Tire	251.2	148.6	107.6
Asia/ Pacific Tire	61.1	49.9	43.7
Engineered Products	113.2	46.8	39.0
Chemical Products	177.0	120.2	88.2
In particular, our results are highly dependent upon the results of our North American Tire segment, which accounted for approximately 43% of our consolidated net sales in 2004. In recent years, North American Tire results have been negatively impacted by several factors, including over-capacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers, a decline in market share and increases in medical and pension costs. In 2004, North American Tire’s segment operating income improved to $31.5 million on sales of approximately $7.9 billion. The improvement was due primarily to sustained improvement in pricing and a shift in product mix toward more profitable Goodyear brand tires. Additional improvement was a result of savings from rationalization programs, lower benefit costs and increased sales in the consumer replacement market and commercial markets. In addition, our second largest segment, European Union Tire, which accounted for approximately 24% of our consolidated net sales in 2004, had its segment operating income improve to $252.7 million on sales of approximately $4.5 billion. Approximately 11% of the increase in segment operating income from 2003 to 2004 was attributable to currency translation, primarily the Euro. The improvement in European Union Tire also reflected improved pricing and product mix.
      Although our North American segment’s performance improved in 2004, it contributed just 2.9% of our total segment operating income on 41.0% of total segment sales, due primarily to legacy costs for North American retirees such as pension and other postretirement benefit expenses. In contrast, our Latin American and Eastern Europe Tire segments represented only 13.2% of our total segment sales in 2004, while approximately 41.2% of our total segment operating income came from these segments. As a result, increasing competition and unexpected changes in government policies or currency values in these regions could have a disproportionate impact on our ability to sustain profitability.
      Effective January 1, 2005, Chemical Products was integrated into North American Tire. The integration will not change how we report net income. During 2004, $818.6 million, or 53.4%, of Chemical Products’ sales and 75.2% of its segment operating income resulted from intercompany transactions. Beginning with the first quarter of 2005, our total segment sales will no longer reflect these intercompany sales. In addition, the segment operating income previously attributable to Chemical Products’ intercompany transactions will no longer be included in the total segment operating income that we report.
      Higher raw material costs, particularly for natural rubber, continue to negatively impact our results. Raw material costs in our Cost of Goods Sold in 2004 increased by approximately $280 million from 2003. We expect that raw material costs will increase between 6% and 8% in 2005 compared to 2004.
      A key indicator of our operating performance is share of sales, especially in our two largest regions, North America and Western Europe. Listed below is our estimated share of sales in each of these two regions for our two primary tire markets: Original Equipment and Replacement.

	North America		Western Europe
	Estimated Share		Estimated Share
	of Sales		of Sales

	2004	2003	2004	2003

Original Equipment	39.8%	41.3%	23.7%	23.4%
Replacement	25.4%	25.4%	23.4%	23.8%
The above percentages are estimates only and are based on a combination of industry publications and surveys and internal company surveys. In North America, our 2004 share of sales in the replacement segment was comparable to our share in 2003. Our share of sales in the replacement market increased for the Goodyear brand while share of sales for the Dunlop brand decreased. Our 2004 share of sales in the North American original equipment market channel declined compared to 2003 due to our selective fitment strategy in the consumer original equipment business. In Western Europe, our 2004 share of replacement market sales decreased in all segments compared to 2003. OE market share increased in Western Europe due primarily to gains in the commercial market.
      We continue to have a significant amount of debt. On December 31, 2004, our debt (including capital leases) on a consolidated basis was $5.68 billion, compared to $5.08 billion at December 31, 2003. As a result of our increased debt level and higher average interest rates, our interest expense has continued to increase, reaching $368.8 million in 2004, compared to $296.3 million in 2003 and $242.7 million (as restated) in 2002. We anticipate undertaking refinancing activities in order to address $1.01 billion and $1.92 billion of long-term debt maturing in 2005 and 2006, respectively. In addition, refinancing activities will address expected minimum required contributions to our domestic pension plans of approximately $400 million to $425 million in 2005 and $600 million to $775 million in 2006, and the need to enhance our financial flexibility and ensure adequate liquidity. In particular, our $650 million European credit facilities mature on April 30, 2005 and must be either extended or refinanced. As part of our refinancing efforts, we may seek to access the capital markets, although our current credit ratings may restrict our ability to do so. Failure to obtain new financing could have a material adverse effect on our liquidity. In addition, we continue to review potential asset sales.
      We remain subject to a Securities and Exchange Commission (“SEC”) investigation into the facts and circumstances surrounding the restatement of our historical financial statements. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time. In May 2004, following the conclusion of certain internal investigations initiated by our Audit Committee, our external auditors advised us that the circumstances they previously identified to us as collectively resulting in a material weakness in October 2003 had each individually become a material weakness. Our external auditors further identified an additional material weakness resulting from intentional overrides of internal controls by middle managerial personnel, particularly related to European Union Tire and workers’ compensation liability in the United States, which our internal investigation had identified and brought to the auditor’s attention. Item 9A of this Form 10-K provides a discussion of remediation activities undertaken relative to these previously-identified material weaknesses and management’s conclusions as to their status of December 31, 2004. In addition, Item 9A of this report discusses management’s assessment of the effectiveness of internal controls over financial reporting under the Sarbanes-Oxley Act of 2002. That report concludes that our internal controls over financial reporting were ineffective as of December 31, 2004, and cites two material weaknesses in our internal controls. Management’s assessment of the effectiveness of internal controls has been audited by our independent registered public accounting firm. We are currently implementing a remediation plan to address these matters.
      Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization that would increase unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Our future results of operations are also dependent on our ability to (i) successfully implement cost reduction programs to address, among other things, higher wage and benefit costs, and (ii) where necessary, reduce excess manufacturing capacity. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the United States or Europe. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions.
RESULTS OF OPERATIONS — CONSOLIDATED
(All per share amounts are diluted)
Net sales in 2004 were $18.37 billion, compared to $15.12 billion (as restated) in 2003 and $13.86 billion (as restated) in 2002.
      Net income of $114.8 million, $0.63 per share, was recorded in 2004. A net loss of $807.4 million (as restated), $4.61 per share (as restated), was recorded in 2003. A net loss of $1.25 billion (as restated), $7.47 per share (as restated), was recorded in 2002, primarily resulting from a non-cash charge of $1.22 billion (as restated), $6.95 per share (as restated) to establish a valuation allowance against our net Federal and state deferred tax assets.
Net Sales
Net sales in 2004 increased approximately $3.2 billion from 2003. The increase was due primarily to the consolidation of two affiliates deemed to be variable interest entities, South Pacific Tyres (SPT) and Tire & Wheels Assemblies (T&WA), in January 2004. The consolidation of these businesses increased net sales in 2004 by approximately $1.2 billion. Additionally, improved pricing and product mix improvements in all SBUs, primarily in North American Tire, increased 2004 net sales by approximately $799 million. Higher unit volume in North American Tire, Latin American Tire, Eastern Europe Tire and European Union Tire, as well as higher volume in Engineered Products and Chemical Products, had a favorable impact on 2004 net sales of approximately $606 million. Currency translation, mainly in Europe, favorably affected 2004 net sales by approximately $542 million.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,

	2004	2003	2002
(In millions of tires)
North American Tire (U.S. and Canada)	70.8	68.6	69.7
International	88.8	82.0	77.9

Replacement tire units	159.6	150.6	147.6

North American Tire (U.S. and Canada)	31.7	32.6	34.1
International	32.0	30.3	32.6

OE tire units	63.7	62.9	66.7

Goodyear worldwide tire units	223.3	213.5	214.3

Our worldwide tire unit sales in 2004 increased 4.6% from 2003. North American Tire volume in 2004 increased 1.3% from 2003, while international unit sales increased 7.5%. Worldwide replacement unit sales in 2004 increased 6.0% from 2003, due primarily to the consolidation of SPT and improvement in North American Tire, Latin American Tire and Eastern Europe Tire. Original equipment unit sales in 2004 increased 1.2% from 2003, due primarily to the consolidation of SPT and improvement in Eastern Europe Tire, Latin American Tire and European Union Tire. Original equipment and replacement tire unit sales in 2004 increased by approximately 0.8 million and 5.5 million units, respectively, as a result of the consolidation of SPT.
      Net sales (as restated) in 2003 increased $1.2 billion from 2002 (as restated) due primarily to favorable currency translation of approximately $737 million, mainly in Europe. Favorable pricing and product mix in all business units, primarily Latin American Tire, Chemical Products and North American Tire, accounted for approximately $418 million of the increase in revenues. In Europe, strong replacement sales also had a favorable impact on 2003 net sales of approximately $104 million.
      Our worldwide tire unit sales in 2003 decreased 0.3% from 2002. North American Tire volume decreased 2.5% in 2003, while international unit sales increased 1.7%. Worldwide replacement unit sales in 2003 increased 2.0% from 2002, due to increases in all regions except North American Tire and Asia/ Pacific Tire. Original equipment unit sales decreased 5.6% in 2003, due primarily to a decrease in North American Tire.
Cost of Goods Sold
Cost of goods sold (CGS) was $14.71 billion in 2004, compared to $12.50 billion in 2003 and $11.31 billion in 2002. CGS was 80.1% of sales in 2004, compared to 82.7% in 2003 and 81.6% in 2002. CGS in 2004 increased by approximately $1.0 billion due to the previously mentioned consolidation of SPT and T&WA in accordance with FIN 46, by approximately $429 million in 2004 due to higher volume and approximately $409 million due to currency translation, primarily in Europe. Manufacturing costs related to changes in product mix increased 2004 CGS by approximately $210 million. In addition, 2004 raw material costs increased by approximately $280 million, although conversion costs were flat. Savings from rationalization programs totaling approximately $127 million favorably affected CGS in 2004. CGS in 2004 also includes a fourth quarter benefit of approximately $23.4 million ($19.3 million after tax or $0.09 per share) resulting from a settlement with certain suppliers of various raw materials.
      CGS (as restated) in 2003 increased by approximately $554 million from 2002 due to currency movements, primarily in Europe. In addition, raw material costs in 2003, largely for natural and synthetic rubber, rose by approximately $335 million. CGS in 2003 also increased by approximately $133 million due to accelerated depreciation charges, asset impairment charges and write-offs related to 2003 rationalization actions. Manufacturing costs related to improvements in product mix, primarily in North American Tire, increased 2003 CGS by approximately $184 million. In addition, costs increased in Latin American Tire due to inflation. Savings from rationalization programs of approximately $61 million, mainly in European Union Tire and North American Tire, and the change in vacation policy described below of approximately

$33 million favorably affected 2003 CGS. CGS in 2003 included $16.8 million of net charges related to Engineered Products account reconciliations that were recorded in conjunction with the restatement.
      Research and development expenditures are expensed in CGS as incurred and were $378.2 million in 2004, compared to $351.0 million (as restated) in 2003 and $386.5 million (as restated) in 2002. Research and development expenditures in 2005 are expected to be approximately $380 to $390 million.
Selling, Administrative and General Expense
Selling, administrative and general expense (SAG) was $2.83 billion in 2004, compared to $2.37 billion in 2003 and $2.20 billion in 2002. SAG in 2004 was 15.4% of sales, compared to 15.7% in 2003 and 15.9% in 2002. SAG increased by approximately $200 million in 2004 due to the previously mentioned consolidation of SPT and T&WA in accordance with FIN 46. SAG in 2004 included expenses of approximately $30 million for professional fees associated with the restatement and SEC investigation, and approximately $25 million for Sarbanes-Oxley compliance. We estimate that external costs for Sarbanes-Oxley compliance will be approximately $10 million to $15 million in 2005. Currency translation, primarily in Europe, increased SAG in 2004 by approximately $101 million. Advertising expenses were approximately $46 million higher due in part to the launch of the Assurance tire in North America, and wage and benefit costs rose by approximately $46 million. SAG in 2004 benefited from approximately $28 million in savings from rationalization programs.
      SAG (as restated) increased in 2003 due primarily to currency translation, mainly in Europe, of approximately $132 million and higher wages and benefits of approximately $72 million. SAG also reflected increased advertising expense, largely in European Union Tire and North American Tire, of approximately $29 million and increased corporate consulting fees of approximately $23 million. SAG was favorably affected by savings from rationalization programs of approximately $74 million and by the change in vacation policy described below of approximately $34 million.
Other Cost Reduction Measures
During 2002, we announced the suspension of the matching contribution portion of our savings plans for all salaried associates, effective January 1, 2003. Effective April 20, 2003, we suspended the matching contribution portion of the savings plan for bargaining unit associates, including those covered by our master contract with the USWA. We contributed approximately $38 million to the savings plans in 2002. In addition, we changed our vacation policy for domestic salaried associates in 2002. As a result of the changes to the policy, we did not incur vacation expense for domestic salaried associates in 2003. Vacation expense was approximately $67 million lower in 2003 compared to 2002 due to the impact of this change in vacation policy.
Interest Expense
Interest expense in 2004 was $368.8 million, compared to $296.3 million in 2003 and $242.7 million (as restated) in 2002. Interest expense increased in 2004 from 2003 due to higher average debt levels, higher average interest rates and the April 1, 2003 restructuring and refinancing of our credit facilities. Interest expense increased in 2003 from 2002 (as restated) due to higher average debt levels. While we expect interest expense to increase in 2005 due to higher interest rates and higher average debt levels, we expect that the $3.35 billion refinancing we announced in February 2005 will partially offset this increase by reducing the amount over LIBOR we pay to borrow under the refinanced facilities.
Other (Income) and Expense
Other (income) and expense was $8.2 million in 2004, compared to $263.4 million (as restated) in 2003 and $56.8 million in 2002. Other (income) and expense included accounts receivable sales fees, debt refinancing fees and commitment fees totaling $116.5 million, $99.4 million and $48.4 million in 2004, 2003 and 2002, respectively. The higher level of financing fees and financial instruments in 2003 and 2004 was due to costs resulting from refinancing activities in those years. Amounts in 2004 included $20.5 million of deferred costs written-off in connection with refinancing activities in 2004. Financing fees and financial instruments included $45.6 million in 2003 related to new facilities in that year. Refer to the Note to the Financial Statements

No. 11, Financing Arrangements and Derivative Financial Instruments, for further information about refinancing activities. We expect to incur additional financing fees in the future related to refinancings and capital market transactions.
      Other (income) and expense included net charges for general and product liability-discontinued products totaling $52.7 million, $138.1 million (as restated) and $33.8 million in 2004, 2003 and 2002, respectively. These net charges related to asbestos personal injury claims and for liabilities related to Entran II claims, net of insurance recoveries. Of the $52.7 million of net expense recorded in 2004, $41.4 million related to Entran II claims ($141.4 million of expense and $100.0 million of insurance recoveries) and $11.3 million related to asbestos claims ($13.0 million of expense and $1.7 million of probable insurance recoveries). Of the $138.1 million (as restated) of net expense recorded in 2003, $180.4 million related to Entran II claims ($255.4 million of expense and $75.0 million of insurance recoveries) and $(42.3) million (as restated) related to asbestos claims ($24.3 million of expense and $66.6 of probable insurance recoveries). Of the $33.8 million of net expense recorded in 2002, $9.8 million related to Entran II claims and $24.0 million related to asbestos claims. We did not record any probable insurance recoveries in 2002. Refer to the Note to the Financial Statements No. 20, Commitments and Contingent Liabilities, for further information about general and product liabilities.
      Other (income) and expense in 2004 included a gain of $13.3 million ($10.3 million after tax or $0.05 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products. In addition, a loss of $17.5 million ($17.8 million after tax or $0.09 per share) was recorded in 2004 on the sale of corporate assets and assets in North American Tire, European Union Tire and Chemical Products, including a loss of $14.5 million ($15.6 million after tax or $0.08 per share) on the write-down of the assets of our natural rubber plantations in Indonesia. Other (income) and expense in 2004 also included a charge of $11.7 million ($11.6 million after tax or $0.07 per share) for insurance fire loss deductibles related to fires at our facilities in Germany, France and Thailand. During 2004, approximately $36 million in insurance recoveries were received related to these fire losses.
      Other (income) and expense in the 2004 fourth quarter included a benefit of $156.6 million ($156.6 million after tax or $0.75 per share) resulting from a settlement with certain insurance companies. We will receive $159.4 million ($156.6 million plus imputed interest of $2.8 million) in installments in 2005 and 2006 in exchange for releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded over the prior years.
      Other (income) and expense in 2003 included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of common stock of Sumitomo Rubber Industries, Ltd. in the second quarter. A loss of $14.4 million ($13.2 million after tax or $0.08 per share) was recorded in 2003 on the sale of assets in Engineered Products, North American Tire and European Union Tire. A gain of $6.9 million ($5.8 million after tax or $0.04 per share) was recorded in 2003 resulting from the sale of assets in Asia/ Pacific Tire, Latin American Tire and European Union Tire.
      Other (income) and expense in 2002 included gains of $28.0 million ($23.7 million after tax or $0.14 per share) resulting from the sale of assets in Latin American Tire, Engineered Products and European Union Tire. The write-off of a miscellaneous investment of $4.1 million ($4.1 million after tax or $0.02 per share) was also included in Other (income) and expense in 2002.
      For further information, refer to the Note to the Financial Statements No. 4, Other (Income) and Expense.
Foreign Currency Exchange
Net foreign currency exchange loss was $23.4 million in 2004, compared to a net loss of $40.7 million (as restated) in 2003 and a net gain of $8.7 million (as restated) in 2002. Foreign currency exchange loss in 2004 was lower than in 2003 (as restated), as 2003 (as restated) reflected the weakening of the Brazilian Real versus the U.S. dollar. The loss in 2003 (as restated) included approximately $48 million of increased losses versus 2002 due to currency movements on U.S. dollar-denominated monetary items in Brazil and Chile. Net foreign currency exchange gain in 2002 (as restated) benefited by approximately $16 million from currency movements on U.S. dollar-denominated monetary items in Brazil. A loss of approximately $8 million resulting from currency movements on U.S. dollar-denominated monetary items in Argentina was also recorded in 2002.
Equity in (Earnings) Losses of Affiliates
Equity in earnings of affiliates in 2004 was income of $8.4 million, compared to a loss of $14.5 million (as restated) in 2003 and a loss of $13.8 million (as restated) in 2002. The improvement in 2004 was due primarily to improved results at Rubbernetwork.com and the consolidation of South Pacific Tyres (SPT). Our share of losses at SPT was included in 2003 and 2002. SPT was consolidated effective January 1, 2004, pursuant to the provisions of FIN 46.
Income Taxes
For 2004, we recorded tax expense of $207.9 million on income before income taxes and minority interest in net income of subsidiaries of $380.5 million. For 2003, we recorded tax expense of $117.1 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $657.5 million (as restated). For 2002, we recorded tax expense of $1.23 billion (as restated) on income before income taxes and minority interest in net income of subsidiaries of $36.6 million (as restated).
      The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. In 2002 we recorded a non-cash charge of $1.22 billion (as restated) ($6.95 per share (as restated)) to establish this valuation allowance.
      Income tax expense in 2004 includes net favorable tax adjustments totaling $60.1 million. These adjustments related primarily to the settlement of prior years’ tax liabilities.
      In 2002, we determined that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly, we recorded a provision of $50.2 million for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income.
      The American Job Creation Act of 2004 (the Act) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer and in a U.S. tax loss position, this change should have no material impact on our income tax provision. The Act also provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated no later than 2005. We have started an evaluation of the effects of the repatriation provision. We do not anticipate that the repatriation of foreign earnings under the Act would provide an overall tax benefit to us. However, we do not expect to be able to complete this evaluation until our 2005 tax position has been more precisely determined and the U.S. Congress or the U.S. Treasury Department provide additional guidance on certain of the Act’s provisions. Any repatriation of earnings under the Act is not expected to have a material impact on our results of operations, financial position or liquidity.
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2004, we had not recognized tax benefits of approximately $180 million relating to the reorganization of legal entities in 2001. Pursuant to the reorganization, our tax payments have been reduced by approximately $67 million through December 31, 2004. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.
      For further information, refer to the Note to the Financial Statements No. 14, Income Taxes.

Rationalization Activity
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. We recorded net rationalization costs of $55.6 million in 2004, $291.5 million in 2003 and $5.5 million in 2002. As of December 31, 2004, we had reduced employment levels by approximately 6,800 from January 1, 2002 and approximately 18,000 since January 1, 2000, primarily as a result of rationalization activities.
2004
In 2004, net charges were recorded totaling $55.6 million ($52.0 million after-tax or $0.27 per share). The net charges included reversals of $39.2 million ($32.2 million after tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $94.8 million ($84.2 million after tax or $0.44 per share). Included in the $94.8 million of new charges are $77.4 million for plans initiated in 2004. These plans consisted of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in Chemical Products. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 640 were released by December 31, 2004. The costs of the 2004 actions consisted of $40.1 million related to future cash outflows, primarily for associate severance costs, $31.9 million in non-cash pension curtailments and postretirement benefit costs, and $5.4 million of noncancelable lease costs and other exit costs. Costs in 2004 also included $16.3 million related to plans initiated in 2003, consisting of $13.7 million for noncancelable lease costs and other exit costs and $2.6 million of associate-related costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $34.9 million and lower leasehold and other exit costs of $4.3 million. Of the $34.9 million of associate severance cost reversals, $12.0 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
      In 2004, $75.0 million was incurred primarily for associate severance payments, $34.6 million for non-cash pension curtailments and postretirement benefit costs, and $22.9 million was incurred for noncancelable lease costs and other costs. The remaining accrual balance for all programs was $67.6 million at December 31, 2004, substantially all of which is expected to be utilized within the next 12 months. In addition, accelerated depreciation charges totaling $10.4 million were recorded in 2004 for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2004 and 2003 in European Union Tire, Latin American Tire and Engineered Products. During 2004, $7.7 million was recorded as CGS and $2.7 million was recorded as SAG.
2003
In 2003, net charges were recorded totaling $291.5 million ($267.1 million after tax or $1.52 per share). The net charges included reversals of $15.7 million ($14.3 million after tax or $0.08 per share) related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 1,500 were exited during 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent changes in the plans as originally approved by management.

      As part of the 2003 rationalization program, we closed our Huntsville, Alabama tire facility in the fourth quarter of 2003. Of the $307.2 million of new rationalization charges in 2003, approximately $138 million related to the Huntsville closure and were primarily for associate-related costs, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in charges to CGS of approximately $35 million for asset impairments and $85 million for accelerated depreciation and the write-off of spare parts. In addition, 2003 CGS included charges totaling approximately $8 million to write-off construction in progress related to the research and development rationalization plan, and approximately $5 million for accelerated depreciation on equipment taken out of service at European Union Tire’s facility in Wolverhampton, England.
2002
In 2002, net charges were recorded totaling $5.5 million ($6.4 million after tax or $0.03 per share). The net charges included reversals of $18.0 million ($14.3 million after tax or $0.09 per share) for reserves from rationalization actions no longer needed for their originally intended purpose. In addition, new charges were recorded totaling $26.5 million ($23.0 million after tax or $0.14 per share) and other credits were recorded totaling $3.0 million ($2.3 million after tax or $0.02 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to non-cash write-offs of equipment taken out of service in the Engineered Products and North American Tire Segments.
General
Upon completion of the 2004 plans, we estimate that annual operating costs will be reduced by approximately $110 million (approximately $50 million CGS and approximately $60 million SAG), of which $9 million was realized during 2004. We estimate that CGS and SAG were reduced in 2004 by approximately $120 million and $64 million, respectively, as a result of the implementation of the 2003 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.
      The remaining reserve for costs related to the completion of our rationalization actions was $67.6 million and $143.0 million at December 31, 2004 and 2003, respectively.
      For further information, refer to the Note to the Financial Statements No. 3, Costs Associated with Rationalization Programs.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-08). This pronouncement requires shares issuable under contingent conversion provisions in debt agreements to be included in the calculation of diluted earnings per share, if the impact is dilutive, regardless of whether the provisions of the contingent features had been met. The provisions of EITF 04-08 are effective for reporting periods ending after December 15, 2004. Retroactive restatement of diluted earnings per share is required.
      There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding — diluted in 2004 included approximately 29.1 million contingently issuable shares in each of the third and fourth quarters and 14.5 million shares in the full year. Net income per share — diluted in 2004 included an earnings adjustment representing avoided after-tax interest expense of $3.5 million in each of the third and fourth quarters, reflecting the assumed conversion. Diluted earnings per share in 2004 were reduced by approximately $0.02 in the third quarter, $0.08 in the fourth quarter and $0.01 in the full year as a result of the adoption of this standard.
      The Financial Accounting Standards Board (FASB) issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (FSP 129-1). FSP 129-1 clarified certain disclosure requirements of the contingent conversion features of convertible securities. FSP 129-1 was effective immediately upon its release. Our disclosures related to our $350 million 4% Convertible Senior Notes due 2034 are in compliance with the disclosure requirements of FSP 129-1.
      The FASB issued, on May 19, 2004, FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. Based on the proposed regulations, during 2004 we determined that the overall impact of the adoption of FSP 106-2 was a reduction of expense in 2004 and in future annual periods of approximately $2 million on an annual basis. The adoption of FSP 106-2 also reduced our accumulated postretirement benefit obligation by approximately $19.7 million during 2004. On January 21, 2005 final regulations were issued. Based on the clarifications provided in the final regulations, our net periodic postretirement cost is expected to be lower by approximately $50 million in 2005, and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million during 2005.
      The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We must adopt the provisions of SFAS 123R as of the beginning of the first interim reporting period that begins after June 15, 2005 (i.e. the third quarter of 2005), with early adoption encouraged. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after June 30, 2005.
      SFAS 123R allowed companies various transition approaches. We are currently assessing the timing and the transition method that we will use for the adoption of SFAS 123R. We expect to recognize additional compensation cost of approximately $3 million to $4 million per quarter that was not previously required to be recognized, beginning in the quarter in which we first implement the provisions of SFAS 123R. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act, when fully phased-in, includes a tax deduction of up to 9 percent of the lesser of (a) qualified production activities income or (b) taxable income, both as defined in the Act. In addition, the Act includes a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated no later than in the 2005 tax year. The FASB issued two staff positions to address the accounting for income taxes in conjunction with the Act. FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (FSP 109-1), was effective upon its release on December 22, 2004. FSP 109-1 requires us to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted our existing deferred tax balances. Based on current earnings levels, this provision should not have a material impact on our income tax provision.
      FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), established accounting and disclosure requirements for enterprises in the process of evaluating, or completing the evaluation of, the repatriation provision of the Act. We have started an evaluation of the effects of the repatriation provision. We do not anticipate repatriating foreign earnings under the Act, as it may not provide an overall tax benefit. However, we do not expect to be able to complete this evaluation until our 2005 tax position has been more precisely determined and U.S. Congress or the U.S. Treasury Department provide additional clarifying language on key elements of the provision. If we ultimately determine to elect to repatriate earnings under the Act, it would not have a material impact on our results of operations, financial position or liquidity.

      The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or liquidity.
      The FASB has issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS 153). The provisions of SFAS 153 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the IASB related to the value on which the measurement of nonmonetary exchanges should be based. APB Opinion No. 29 (APB 29) provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. An exception was provided in APB 29 to measure exchanges of similar productive assets based on book values. SFAS 153 eliminates the exception in APB 29 for similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our results of operations, financial position or liquidity.
      The EITF issued Topic 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128”, (EITF 03-06). EITF 03-06 requires the use of the two-class method of computing EPS for enterprises with participating securities or multiple classes of common stock. The provisions of EITF 03-06 are effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have an impact on our EPS.
UNION AGREEMENT
Our master contract with the USWA committed us to consummate the issuance or placement of at least $250 million of debt securities and at least $75 million of equity or equity-linked securities by December 31, 2003 or the USWA would have the right to file a grievance and strike. On March 12, 2004, we completed a private offering of $650 million in senior secured notes due 2011, consisting of $450 million of 11% senior secured notes and $200 million of floating rate notes at LIBOR plus 8%. On July 2, 2004, we completed a private offering of $350 million in 4% convertible senior notes due 2034 (an equity-linked security). Under the master contract we also committed to launch, by December  1, 2004, a refinancing of our U.S. term loan and revolving credit facilities due in April 2005, with loans or securities having a term of at least three years. We completed the refinancing of the U.S. term loan in March 2004 and refinanced the U.S. revolving credit facility in August 2004. In the event of a strike by the USWA, our operations and liquidity could be materially adversely affected.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results could differ from those estimates. Significant estimates include:

•	general and product liability and other litigation

•	environmental liabilities

•	workers’ compensation

•	recoverability of goodwill and other intangible assets

•	deferred tax asset valuation allowance

•	pension and other postretirement benefits

•	allowance for doubtful accounts
      On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.
General and Product Liability and Other Litigation. General and product liability and other recorded litigation liabilities are recorded based on management’s analysis that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claim and were determined after review by our in-house counsel, external counsel or a combination thereof. Court rulings on our cases or similar cases could impact our assessment of the probability and estimate of our loss, which could have an impact on our reported results of operations, financial position and liquidity. We record insurance recovery receivables related to our litigation claims when it is probable we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos 1) in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or 2) in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts.
      Due to the potential exposure that the asbestos claims represent, we began using an independent asbestos valuation firm in connection with the preparation of our 2003 financial statements. The firm was engaged to review our existing reserves for pending claims, determine whether or not we could make a reasonable estimate of the liability associated with unasserted asbestos claims, and review our method of determining our receivables from probable insurance recoveries.
      Prior to the fourth quarter of 2003, our estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel. In addition, at that time we did not have an accrual for unasserted claims, as sufficient information was deemed to be not available to reliably estimate such an obligation prior to the fourth quarter of 2003.
      After reviewing our recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation firm cited two primary reasons for us to refine our valuation assumptions. First, in calculating our estimated liability, the valuation firm determined that we had previously assumed that we would resolve more claims in the foreseeable future than is likely based on our historical record and nationwide trends. As a result, we now assume that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation firm determined that it was not possible to estimate a liability for as many non-malignancy claims as we had done in the past. As a result, our current estimated liability includes fewer liabilities associated with non-malignancy claims than were included prior to December 2003.
      A significant assumption in our estimated liability is that it represents our estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $119.3 million at December 31, 2004 and $134.7 million (as restated) at December 31, 2003. The portion of the liability associated with unasserted asbestos claims was $37.9 million at December 31, 2004 and $54.4 million (as restated) at December 31, 2003. At December 31, 2004, our liability with respect to asserted claims and related defense costs was $81.4 million, compared to $80.3 million (as restated) at December 31, 2003.

      We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.
      Prior to 2003, we did not record a receivable for expected recoveries from excess carriers in respect of asbestos-related matters. We have instituted coverage actions against certain of these excess carriers. After consultation with our outside legal counsel and giving consideration to relevant factors, including the ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, we determined an amount we expect is probable of recovery from such carriers. Accordingly, we recorded a receivable during 2003, which represents an estimate of recovery from our excess coverage insurance carriers relating to potential asbestos-related liabilities.
      The valuation firm also reviewed our method of valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of December 31, 2004, (i) we had recorded a receivable related to asbestos claims of $107.8 million, compared to $121.3 million (as restated) at December 31, 2003, and (ii) we expect that approximately 90% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $9.4 million and $11.8 million (as restated) was included in Current assets as part of Accounts and notes receivable at December 31, 2004 and 2003, respectively.
      In addition to our asbestos claims, we are a defendant in various lawsuits related to our Entran II rubber hose product. During 2004, we entered into a settlement agreement to address a substantial portion of our Entran II liabilities. The claims associated with the plaintiffs that opted not to participate in the settlement will be evaluated in a manner consistent with our other litigation claims. We had recorded liabilities related to Entran II claims totaling $307.2 million at December 31, 2004 and $246.1 million at December 31, 2003.
Environmental Matters. We had recorded liabilities totaling $39.5 million at December 31, 2004 and $32.6 million (as restated) at December 31, 2003 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Our environmental liabilities are based upon our best estimate of the cost to remediate the identified locations. Our process for estimating the costs entails management selecting the best remediation alternative based upon either an internal analysis or third party studies and proposals. Our estimates are based upon the current law and approved remediation technology. The actual cost that will be incurred may differ from these estimates based upon changes in environmental laws and standards, approval of new environmental remediation technology, and the extent to which other responsible parties ultimately contribute to the remediation efforts.
Workers’ Compensation. We had recorded liabilities, on a discounted basis, totaling $230.7 million and $195.7 million (as restated) for anticipated costs related to workers’ compensation at December 31, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. The increase in the liability from 2003 to 2004 was due primarily to an increase in reserves for existing claims, reflecting revised estimates of our ultimate liability in these cases, and updated actuarial assumptions related to unasserted claims. At December 31, 2004, the liability was discounted using the risk-free rate of return.
      For further information on general and product liability and other litigation, environmental matters and workers’ compensation, refer to the Note to the Financial Statements No. 20, Commitments and Contingencies.
Goodwill and Other Intangible Assets. Generally accepted accounting principles do not permit goodwill or other intangible assets with indefinite lives to be amortized. Rather, these assets must be tested annually for impairment. The impairment testing would have to be performed more frequently than on an annual basis as a result of the occurrence of a potential indicator of impairment.
      For purposes of our annual impairment testing, we determine the estimated fair values of our reporting units using a valuation methodology based upon an EBITDA multiple using comparable companies in the global automotive industry sector and a discounted cash flow approach. The EBITDA multiple is adjusted if necessary to reflect local market conditions and recent transactions. The EBITDA of the reporting units are adjusted to exclude certain non-recurring or unusual items and corporate charges. EBITDA is based upon a combination of historical and forecasted results. Significant decreases in EBITDA in future periods could be an indication of a potential impairment. Additionally, valuation multiples in the global automotive industry sector would have to decline in excess of 25% to indicate a potential goodwill impairment.
      Goodwill totaled $720.3 million and other intangible assets totaled $162.6 million at December 31, 2004. We completed our 2004 annual valuation during the third quarter of 2004. The valuation indicated that there was no impairment of goodwill or other intangible assets with indefinite lives.
Deferred Tax Asset Valuation Allowance. At December 31, 2004, we had valuation allowances aggregating $2.1 billion against all of our net Federal and state and some of our foreign net deferred tax assets.
      The valuation allowance was calculated in accordance with the provisions of SFAS 109 which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our U.S. losses in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal and state deferred tax assets under SFAS 109. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support realization of such assets.
Pensions and Other Postretirement Benefits. Our recorded liability for pensions and postretirement benefits other than pensions is based on a number of assumptions, including:

•	future health care costs,

•	maximum company-covered benefit costs,

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets, and

•	future compensation levels.
      Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions about future health care costs, life expectancies, retirement rates and future compensation levels are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by S&P. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over periods of 15 years or more, asset class return expectations and long-term inflation. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of our recorded net expenses for these benefits. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods could be affected.
      The discount rate used in determining the recorded liability for our U.S. pension and postretirement plans was 5.75% for 2004, compared to 6.25% for 2003 and 6.75% for 2002. The decrease in the rate was due primarily to lower interest rates on long-term highly rated corporate bonds. As a result, interest cost included in our net periodic pension cost increased to $421.0 million in 2004, compared to $399.8 million in 2003 and $385.0 million in 2002. Interest cost included in our net periodic postretirement cost was $188.1 million in

2004, compared to $174.0 million in 2003 and $186.9 million in 2002. Actual return on plan assets was 12.1% in 2004, compared to expected returns of 8.5%.
      The following table presents the sensitivity of our projected pension benefit obligation, accumulated other postretirement obligation, shareholders’ equity, and 2005 expense to the indicated increase/decrease in key assumptions:

		+/- Change at December 31, 2004
(Dollars in millions)
Pensions:	Change	PBO/ABO	Equity	2005 Expense
Assumption:
Discount rate	+/-0.5%	$260	$260	$14
Actual return on assets	+/-1.0%	N/A	30	32
Estimated return on assets	+/-1.0%	N/A	N/A	30
Postretirement Benefits:
Assumption:
Discount rate	+/-0.5%	$148	N/A	$4
Health care cost trends — total cost	+/-1.0%	14	N/A	2
For further information on pensions, refer to the Note to the Financial Statements No. 13, Pensions, Other Postretirement Benefits and Savings Plans.
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents an estimate of the losses expected from our accounts and notes receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by region, portfolio duration, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.
      Different assumptions or changes in economic conditions would result in changes to the allowance for doubtful accounts. The allowance for doubtful accounts totaled $144.4 million and $128.9 million (as restated) at December 31, 2004 and 2003, respectively.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products and Chemical Products are managed on a global basis.
      Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of Chemical Products were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS (excluding accelerated depreciation charges, asset impairment charges and asset write-offs) and SAG (including certain allocated corporate administrative expenses). Segment operating income also included equity in (earnings) losses of most unconsolidated affiliates. Equity in (earnings) losses of certain unconsolidated affiliates, including SPT (in 2003 and 2002) and Rubbernetwork.com, was not included in segment operating income. Segment operating income did not include the previously discussed segment rationalization charges, asset sales and certain asset impairments and write-offs.
      Total segment operating income was $1.08 billion in 2004, $511.0 million (as restated) in 2003 and $414.7 million (as restated) in 2002. Total segment operating margin (segment operating income divided by segment sales) in 2004 was 5.6%, compared to 3.2% (as restated) in 2003 and 2.9% in 2002.
      Effective January 1, 2004, we consolidated our investments in T&WA and SPT pursuant to the provisions of FIN 46R. In 2003 and 2002, results of operations of T&WA and SPT were reflected in our Consolidated Statement of Operations using the equity method. Equity in earnings (loss) of T&WA was included in North American Tire segment operating income in those years.

      Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income, as determined in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Refer to the Note to the Financial Statements No. 18, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) before Income Taxes.
North American Tire

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Tire Units	102.5	101.2	103.8
Net Sales	$7,854.6	$6,745.6	$6,703.0
Operating Income (Loss)	31.5	(130.9)	(58.1)
Operating Margin	0.4%	(1.9)%	(0.9)%
North American Tire unit sales in 2004 increased 1.3 million units or 1.3% from 2003 but decreased 1.3 million units or 1.3% from 2002. Replacement unit sales in 2004 increased 2.2 million units or 3.2% from 2003 and 1.1 million units or 1.6% from 2002. Original equipment volume in 2004 decreased 0.9 million units or 2.6% from 2003 and 2.4 million units or 7.1% from 2002. Replacement unit volume in 2004 increased from 2003 due primarily to higher sales of Goodyear brand tires. OE unit sales in 2004 decreased from 2003 due primarily to a slowdown in the automotive industry that resulted in lower levels of vehicle production and our selective fitment strategy in the consumer original equipment business.
      Net sales in 2004 increased 16.4% from 2003 and 17.2% from 2002. Net sales in 2004 increased $523.8 million from 2003 due to the consolidation of T&WA in January 2004 in accordance with FIN 46. Sales were also favorably affected by approximately $312 million resulting from favorable pricing and product mix, due primarily to strong sales of Goodyear brand consumer tires and commercial tires. In addition, net sales benefited by approximately $271 million due to increased volume, mainly in the commercial OE and consumer replacement and retail markets.
      Net sales in 2003 increased 0.6% from 2002. Net sales increased in 2003 due to improved pricing and product mix of approximately $118 million, primarily in the consumer replacement and original equipment markets, and lower product related adjustments of approximately $10 million. The production slowdown by automakers and a decrease in the consumer replacement custom brand channel contributed to lower volume of approximately $86 million in 2003.
      During 2002, we supplied approximately 500 thousand tire units with an operating income benefit of approximately $10 million in connection with the Ford tire replacement program. Ford ended the replacement program on March 31, 2002.
      Operating income in 2004 increased significantly from 2003 and 2002. Operating income in 2004 rose from 2003 (as restated) due primarily to improvements in pricing and product mix of approximately $201 million, primarily in the consumer and commercial replacement markets. In addition, operating income benefited by approximately $65 million from increased volume, primarily in the consumer replacement, commercial OE and retail markets. Operating income was favorably affected by savings from rationalization programs totaling approximately $78 million. Operating income in 2004 was unfavorably impacted by increased raw material costs of approximately $99 million and higher transportation costs of $32 million. SAG in 2004 was approximately $58 million higher than in 2003, due in part to increased advertising costs of approximately $25 million and increased compensation and benefits costs of approximately $12 million.
      Operating income in 2003 (as restated) decreased significantly from 2002 (as restated). Higher raw materials costs of approximately $151 million, higher manufacturing conversion costs of approximately $86 million, primarily related to contractual increases, and lower consumer volume of approximately

$12 million adversely impacted 2003 operating income. Operating income benefited by approximately $66 million from savings related to rationalization programs and by approximately $37 million due to lower research and development expenditures. Operating income in 2003 (as restated) included a benefit of approximately $51 million from the previously mentioned change in the domestic salaried associates’ vacation policy, and $20 million of insurance recoveries related to general and product liabilities.
      Operating income did not include net rationalization charges (credits) totaling $3.5 million in 2004, $191.9 million in 2003 and $(1.9) million in 2002. In addition, operating income did not include (gains) losses on asset sales of $(1.3) million in 2004 and $3.8 million in 2003, and the write-off of a miscellaneous investment totaling $4.1 million in 2002.
European Union Tire

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Tire Units	62.8	62.3	61.5
Net Sales	$4,476.2	$3,921.5	$3,319.4
Operating Income	252.7	129.8	101.1
Operating Margin	5.6%	3.3%	3.0%
European Union Tire unit sales in 2004 increased 0.5 million units or 0.8% from 2003 and 1.3 million units or 2.0% from 2002. Replacement unit sales in 2004 approximated 2003 levels but increased 2.6 million units or 6.4% from 2002. Original equipment volume in 2004 increased 0.5 million units or 2.4% from 2003 but decreased 1.3 million units or 7.0% from 2002. Replacement unit sales in 2004 were flat, reflecting product shortages, especially in the first half of 2004. OE unit sales in 2004 increased from 2003 due primarily to increased sales of consumer tires and improved conditions in the commercial market.
      Net sales in 2004 increased 14.1% from 2003 and 34.8% from 2002. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $382 million from currency translation, mainly from the Euro. Net sales rose by approximately $130 million due to improved pricing and product mix, due primarily to price increases and a shift in mix towards higher priced premium brands. Additionally, higher OE volume increased 2004 net sales by approximately $41 million.
      Net sales in 2003 (as restated) increased 18.1% from 2002. Net sales increased in 2003 compared to 2002 due primarily to a benefit of approximately $587 million from currency translation, mainly from the Euro. In addition, net sales rose by approximately $42 million due to higher volume in the consumer replacement market. Negative pricing and product mix in retail operations adversely impacted net sales in 2003 by approximately $30 million.
      Operating income in 2004 increased 94.7% from 2003 and 150.0% from 2002. Operating income in 2004 rose from 2003 due primarily to improvements in pricing and product mix of approximately $135 million. In addition, higher sales volume benefited operating income by approximately $9 million. In addition, to higher production and productivity improvements increased 2004 operating income by approximately $4 million. Savings from rationalization actions benefited operating income by approximately $47 million. Operating income rose by approximately $13 million from currency translation. Operating income was adversely impacted by higher raw material costs totaling approximately $42 million. SAG rose by approximately $39 million, due primarily to higher selling and advertising expenses related to premium brand tires.
      Operating income in 2003 (as restated) increased 28.4% from 2002. Operating income in 2003 increased due primarily to savings from rationalization programs of approximately $57 million, and the benefit of higher production tonnage and increased productivity totaling approximately $17 million. Operating income rose by approximately $26 million due to the favorable impact of currency translation and by approximately $10 million from improved volume, particularly in the replacement market. Improved pricing and product mix, mainly in the consumer replacement and original equipment markets, benefited operating income in 2003 by approximately $5 million. Operating income was adversely impacted by higher raw material costs of approximately $50 million, higher pension costs of approximately $18 million and higher SAG costs due to increased advertising of approximately $14 million. In addition, operating income in 2003 included a charge of approximately $13 million for an unfavorable court settlement.
      Operating income did not include net rationalization charges (credits) totaling $23.1 million in 2004, $54.3 million in 2003 and $(0.4) million in 2002. In addition, operating income did not include (gains) losses on asset sales of $(6.2) million in 2004, $1.5 million (as restated) in 2003 and $(13.7) million (as restated) in 2002.
      European Union Tire’s results are highly dependent upon the German market, which accounted for 37% of European Union Tire’s net sales in 2004. Accordingly, results of operations in Germany will have a significant impact on European Union Tire’s future performance and could also have an impact on our other segments.
Eastern Europe, Middle East and Africa Tire

	Year Ended December 31,

	2004	2003	2002
(In millions)
Tire Units	18.9	17.9	16.1
Net Sales	$1,279.0	$1,073.4	$807.1
Operating Income	193.8	146.6	93.2
Operating Margin	15.2%	13.7%	11.5%
Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”) unit sales in 2004 increased 1.0 million units or 5.2% from 2003 and 2.8 million units or 16.8% from 2002. Replacement unit sales in 2004 increased 0.6 million units or 4.0% from 2003 and 2.1 million units or 15.6% from 2002. Original equipment volume in 2004 increased 0.4 million units or 10.7% from 2003 and 0.7 million units or 22.3% from 2002. Replacement unit sales in 2004 increased from 2003 due primarily to growth in emerging markets. OE unit sales in 2004 increased from 2003 due primarily to growth in the automotive industry in Turkey and South Africa.
      Net sales in 2004 increased 19.2% from 2003 and 58.5% from 2002. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $102 million from currency translation, primarily in South Africa, Poland and Slovenia. In addition, net sales rose by approximately $97 million on improved pricing and mix. Higher overall volume, mainly due to improved economic conditions, increased net sales by $41 million. Negative results in our South African retail business adversely impacted net sales by approximately $32 million, which reflected the net impact of volume, pricing, product mix and currency translation.
      Net sales in 2003 increased 33.0% from 2002. Net sales in 2003 increased from 2002 due primarily to a benefit of approximately $156 million from currency translation, primarily in South Africa and Slovenia. Net sales rose by approximately $62 million on higher volume in both the consumer replacement and original equipment markets. In addition, improved pricing, due primarily to a shift in mix toward higher-priced winter and high performance tires, benefited net sales by approximately $48 million.
      Operating income in 2004 increased 32.2% from 2003 and 107.9% from 2002. Operating income in 2004 rose from 2003 due primarily to a benefit of approximately $62 million resulting from price increases and a shift in mix toward high performance tires. Operating income increased by approximately $16 million on higher volume, primarily in Turkey, Russia, South Africa and Central Eastern Europe, and by approximately $11 million from the favorable effect of currency translation. Operating income was adversely impacted by higher raw material and conversion costs totaling approximately $28 million. In addition, SAG expense was approximately $16 million higher resulting primarily from increased selling activity in growing and emerging markets.
      Operating income in 2003 increased 57.3% from 2002. Operating income increased in 2003 due primarily to a benefit of approximately $33 million from price increases and a shift in mix toward winter and high performance tires. Operating income also benefited by approximately $24 million from higher volume and approximately $15 million from currency translation, mainly in South Africa and Slovenia, and improved conversion costs of approximately $13 million. Operating income was adversely impacted by higher raw material costs of approximately $12 million and higher SAG expense of approximately $12 million, primarily for wages, benefits and advertising.
      Operating income did not include net rationalization charges (credits) totaling $3.6 million in 2004, $(0.1) million in 2003 and $(0.4) million in 2002. In addition, operating income did not include losses on asset sales of $0.1 million in 2004.
Latin American Tire

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Tire Units	19.6	18.7	19.9
Net Sales	$1,245.4	$1,041.0	$947.7
Operating Income	251.2	148.6	107.6
Operating Margin	20.2%	14.3%	11.4%
Latin American Tire unit sales in 2004 increased 0.9 million units or 5.0% from 2003 but decreased 0.3 million units or 1.6% from 2002. Replacement unit sales in 2004 increased 0.8 million units or 5.3% from 2003 and 0.8 million units or 5.8% from 2002. Original equipment volume in 2004 increased 0.1 million units or 3.9% from 2003 but decreased 1.1 million units or 20.1% from 2002. Replacement unit sales in 2004 increased from 2003 due primarily to improved commercial and consumer demand. OE unit sales in 2004 increased slightly from 2003, reflecting improved commercial volume.
      Net sales in 2004 increased 19.6% from 2003 and 31.4% from 2002. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $134 million from price increases and improved product mix in the replacement market. Net sales rose by approximately $60 million on higher volume and approximately $7 million from currency translation.
      Net sales in 2003 increased 9.8% from 2002. Net sales increased in 2003 due primarily to a benefit of approximately $212 million from improved pricing and product mix. Currency translation, mainly in Brazil and Venezuela, adversely impacted net sales by approximately $79 million, and lower volume, primarily in the consumer and commercial original equipment markets, adversely impacted net sales by approximately $38 million.
      Operating income in 2004 increased 69.0% from 2003 and 133.5% from 2002. Operating income in 2004 increased from 2003 due primarily to a benefit of approximately $126 million from improved pricing and product mix in the replacement market. Operating income benefited by approximately $13 million from higher volume and $5 million from savings from rationalization programs. Operating income was adversely impacted by higher raw material and conversion costs totaling approximately $41 million and approximately $2 million from currency translation. In addition, SAG expense rose by approximately $11 million, due primarily to increased wages and benefits and advertising expenses.
      Operating income in 2003 (as restated) increased 38.1% from 2002. Operating income in 2003 rose due primarily to a benefit of approximately $134 million from improved pricing and product mix, and a benefit of approximately $3 million from higher volume. Operating income was adversely impacted by higher raw material costs of approximately $50 million and by approximately $20 million from currency translation, primarily in Brazil and Venezuela. In addition, conversion costs related to utilities rose by approximately $12 million and SAG expense was higher by approximately $11 million, due primarily to expenses related to airships, doubtful accounts and wages and benefits.
      Operating income did not include net rationalization charges (credits) totaling $(1.7) million in 2004 and $10.0 million in 2003. In addition, operating income did not include (gains) losses on asset sales of $(2.0) million in 2003 and $(13.7) million in 2002.

Asia/ Pacific Tire

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Tire Units	19.5	13.4	13.0
Net Sales	$1,312.0	$581.8	$531.3
Operating Income	61.1	49.9	43.7
Operating Margin	4.7%	8.6%	8.2%
Asia/ Pacific Tire unit sales in 2004 increased 6.1 million units or 45.5% from 2003 and 6.5 million units or 52.4% from 2002. Replacement unit sales in 2004 increased 5.4 million units or 60.0% from 2003 and 5.4 million units or 58.4% from 2002. Original equipment volume in 2004 increased 0.7 million units or 15.6% from 2003 and 1.1 million units or 37.4% from 2002. Unit sales in 2004 increased by 5.5 million replacement units and 0.8 million OE units due to the consolidation of South Pacific Tyres, as discussed below. Excluding the impact of SPT, replacement unit volume increased slightly, and OE volume decreased due primarily to lower consumer volume.
      Effective January 1, 2004, Asia/ Pacific Tire includes the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT is the largest tire manufacturer in Australia and New Zealand, with two tire manufacturing plants and 14 retread plants. SPT sells Goodyear-brand, Dunlop-brand and other house and private brand tires through its chain of 417 retail stores, commercial tire centers and independent dealers.
      Net sales in 2004 increased 125.5% from 2003 and 146.9% from 2002. Net sales in 2004 increased from 2003 due primarily to the consolidation of SPT, which benefited 2004 sales by $707.4 million. Net sales also rose by approximately $32 million due to improved pricing and product mix, but were adversely impacted by lower volume excluding SPT of $18 million.
      Net sales in 2003 increased 9.5% from 2002. Net sales increased in 2003 due primarily to a benefit of approximately $29 million from increased volume, largely a result of strong original equipment demand. Net sales also increased by approximately $16 million due to currency translation, primarily in India and Australia.
      Operating income in 2004 increased 22.6% from 2003 and 40.0% from 2002. Operating income in 2004 increased from 2003 due primarily to a benefit of approximately $25 million from price increases and improved product mix, and a reduction in conversion costs of approximately $4 million. Operating income was adversely impacted by higher raw material costs totaling approximately $22 million and approximately $3 million from lower volume. In addition, SAG expenses rose by approximately $6 million. The consolidation of SPT increased Asia/ Pacific Tire operating income by approximately $11.7 million in 2004; however, it reduced operating margin to 4.7% in 2004 from 8.6% in 2003.
      Operating income in 2003 (as restated) increased 14.2% from 2002. Operating income in 2003 increased due primarily to a benefit of approximately $14 million from improved consumer and farm product mix and higher selling prices in both replacement and original equipment markets. In addition, operating income increased by approximately $8 million due to currency translation and approximately $7 million due to increased volume in the original equipment market. Operating income was favorably affected in 2003 by approximately $3 million due to increased sales of miscellaneous products and improved equity income. Operating income was adversely impacted by higher raw material costs of approximately $27 million.
      Operating income did not include net rationalization charges (credits) totaling $(1.7) million in 2002. In addition, operating income did not include (gains) losses on asset sales of $(2.1) million in 2003.
      Prior to 2004, results of operations of SPT were not included in Asia/ Pacific Tire, and were included in the Consolidated Statement of Operations using the equity method.

      SPT operating income in 2003 increased substantially from 2002 due primarily to the benefits of the rationalization programs in the prior years. SPT operating income did not include net rationalization charges (credits) totaling $8.7 million in 2003 and $3.2 million in 2002. SPT debt totaled $255.2 million at December 31, 2003 of which $72.0 million was payable to Goodyear.
Engineered Products

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Net Sales	$1,470.3	$1,203.7	$1,126.3
Operating Income	113.2	46.8	39.0
Operating Margin	7.7%	3.9%	3.5%
Engineered Products sales in 2004 increased 22.1% from 2003 and 30.4% from 2002. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $194 million resulting from increased volume and approximately $37 million from improved pricing and product mix, each largely as a result of strong sales to military and OE industrial and heavy duty customers. Net sales also rose by approximately $35 million from currency translation. We expect military sales to remain strong in 2005, but anticipate a reduction in such sales in 2006.
      Net sales in 2003 increased 6.9% from 2002. Net sales increased in 2003 due primarily to a benefit of approximately $39 million from currency translation. Net sales rose by approximately $30 million on increased military sales and approximately $8 million on improved pricing and mix.
      Operating income in 2004 increased 141.9% from 2003 and 190.3% from 2002. Operating income in 2004 increased from 2003 due primarily to a benefit of approximately $75 million from increased volume, largely in military and industrial products. Operating income also reflected savings from rationalization programs of approximately $24 million. SAG was approximately $18 million higher and conversion costs rose approximately $10 million. Operating income in 2003 (as restated) was adversely impacted by charges totaling approximately $19 million related to account reconciliation adjustments in the restatement reported in our 2003 Form 10-K.
      Operating income in 2003 (as restated) increased 20.0% from 2002. Operating income in 2003 increased due primarily to benefits of approximately $8 million from increased military sales, lower raw material costs of approximately $5 million, and currency translation of approximately $5 million. The previously mentioned change in the domestic salaried vacation policy also favorably affected 2003 operating income by approximately $8 million. Operating income in 2003 was adversely impacted by unfavorable price/mix of approximately $11 million due to increased sales of original equipment and heavy duty product, and higher SAG costs (excluding the impact of the vacation policy change) of approximately $9 million, primarily related to increased sales efforts. As previously mentioned, operating income in 2003 included charges totaling approximately $19 million related to account reconciliation adjustments in previously-mentioned restatement reported in our 2003 Form 10-K.
      Operating income did not include net rationalization charges totaling $22.8 million in 2004, $29.4 million in 2003 and $4.6 million in 2002. In addition, operating income did not include (gains) losses on asset sales of $(2.5) million in 2004, $6.3 million in 2003 and $(0.6) million in 2002.
Chemical Products

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Net Sales	$1,532.6	$1,220.8	$940.2
Operating Income	177.0	120.2	88.2
Operating Margin	11.5%	9.8%	9.4%

Chemical Products sales in 2004 increased 25.5% from 2003 and 63.0% from 2002. Approximately 65% of the total pounds of synthetic materials sold by Chemical Products in 2004 were to our other segments, compared to 63% in 2003 and 65% in 2002. Natural rubber plantation operations and a rubber processing facility are included in Chemical Products. In November 2004, we entered into an agreement to sell our natural rubber plantations in Indonesia for approximately $65 million, pending government approvals.
      Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $145 million from increased net selling prices resulting from increased base prices and the pass through of rising raw material costs. In addition, net sales rose by approximately $86 million on higher volume and approximately $11 million due to currency translation. Natural rubber operations contributed approximately $70 million to the revenue increase in 2004.
      Net sales in 2003 increased from 2002 due primarily to a benefit of approximately $145 million from higher net selling prices resulting from the pass through of increased raw material and energy costs. Net sales also increased by approximately $42 million from increased synthetic rubber volume, approximately $76 million from higher pricing and volume from the natural rubber operations and approximately $18 million from currency translation, primarily the euro.
      Operating income in 2004 increased 47.3% from 2003 and 100.7% from 2002. Operating income in 2004 increased from 2003 due primarily to benefits of approximately $75 million from higher net selling prices and improved product mix, approximately $15 million from higher volume, approximately $7 million from improved conversion costs and approximately $11 million from currency translation. The natural rubber operations contributed approximately $7 million of the improvement through pricing and volume. Operating income was adversely impacted by higher raw material costs totaling approximately $61 million.
      Operating income in 2003 (as restated) increased 36.3% from 2002. Operating income in 2003 increased from 2002 due primarily to benefits of approximately $145 million from higher net selling prices, approximately $18 million from currency translation and approximately $16 million from improved pricing and volume for natural rubber operations. Increased raw material costs of approximately $127 million and increased conversion costs of approximately $22 million adversely impacted 2003 operating income.
      Operating income did not include net rationalization charges totaling $4.9 million in 2004. In addition, operating income did not include a loss of $14.5 million on the write-down of the assets of our natural rubber plantations in Indonesia in 2004.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2004, we had $1.97 billion in cash and cash equivalents as well as $1.12 billion of unused availability under our various credit agreements, compared to $1.55 billion and $335.0 million, respectively, at December 31, 2003. Cash and cash equivalents do not include restricted cash. Restricted cash included the settlement fund balance related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. At December 31, 2004, cash balances totaling $152.4 million were subject to such restrictions, compared to $23.9 million at December 31, 2003.
      Our ability to service our debt depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In recent years, our foreign subsidiaries have been a significant source of cash flow. In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations and there may be adverse tax consequences to such transfers. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. At December 31, 2004, approximately $221 million of net assets were subject to such restrictions, compared to approximately $259 million at December 31, 2003.

Operating Activities
Net cash provided by (used in) operating activities was $719.8 million in 2004, compared to $(288.8) million (as restated) in 2003 and $686.0 million (as restated) in 2002. Cash flows from operating activities in 2004 were favorably affected by higher segment operating margin, reflecting improved results in North American Tire and savings from rationalization programs. Cash flows from operating activities in 2003 included a net outflow of $839.6 million from the sale of accounts receivable, due primarily to the termination of our domestic accounts receivable securitization program.
      Net income from the sale of goods and services is the principal component of our cash flows from operating activities. Net income included charges and credits related to cash flows that occurred in prior years (for example, depreciation charges for prior year capital expenditures), and cash flows that are anticipated to occur in future years (for example, expenses recorded in the current period for future pension payments). The reconciliation of net income to cash flows from operating activities included the following adjustments for non-cash items, as presented on the Consolidated Statement of Cash Flows:

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Depreciation and amortization	$628.7	$691.6	$605.3
Amortization of debt issuance costs	86.1	50.3	17.9
Deferred tax provision	(4.5)	(9.9)	1,131.2
Non-cash rationalization charges	32.4	132.4	2.4
(Gain) loss on asset sales	7.5	16.4	(23.6)
Fire loss deductible expense	11.6	—	—
Insurance settlement	(156.6)	—	—
Minority interest and equity earnings	47.5	39.3	71.4
Depreciation in 2004 included approximately $10.4 million of accelerated depreciation charges related to assets taken out of service pursuant to certain rationalization plans. Depreciation in 2003 included approximately $78 million of accelerated depreciation charges related to the 2003 Huntsville and Wolverhampton restructuring plans. Amortization totaled $4.5 million, $4.8 million and $4.3 million in 2004, 2003 and 2002, respectively.
      Amortization of debt issuance costs increased due primarily to costs incurred related to our debt restructuring and refinancing activities.
      The deferred tax provision in 2002 included a non-cash charge of $1.22 billion (as restated) to establish a tax valuation allowance against our net Federal and state deferred tax assets.
      In the fourth quarter of 2004 we recorded a benefit of $156.6 million resulting from a settlement with certain insurance companies. We will receive $159.4 million ($156.6 million plus imputed interest of $2.8 million) in installments in 2005 and 2006 in exchange for releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims has been recorded in prior years.
      Cash flows from operating activities also included the impact of activities related to certain of our accounts receivable securitization and factoring programs and to our contributions to our pension plans.

	Year Ended December 31,

	2004	2003	2002
(In millions)
Net cash flows from the sale of accounts receivable	$(117.7)	$(839.6)	$34.8
The net cash outflow from the sale of accounts receivable in 2004 was due primarily to the termination of certain of our off-balance-sheet accounts receivable securitization programs in Europe. As previously mentioned, the net cash outflow from the sale of accounts receivable in 2003 was due primarily to the termination of our domestic off-balance-sheet accounts receivable securitization program.

	Year Ended December 31,

	2004	2003	2002
(In millions)
Pension contributions	$(264.6)	$(115.7)	$(226.9)
We expect our minimum pension contribution requirements to increase in future periods. For further information, refer to the discussion under the caption “Commitments and Contingencies”.
      The reconciliation of net income to cash flows from operating activities also included adjustments for changes in operating assets and liabilities. Significant adjustments in 2004 included:

•	a negative adjustment for Accounts receivable, reflecting increased levels of customer financing due in part to higher tire unit sales, pricing improvements and a shift in mix toward replacement tires (which generally have longer terms than OE tires).

•	a positive adjustment for Accounts payable, reflecting increased levels of financing by our suppliers due in part to increased raw material costs,

•	a positive adjustment for long term Compensation and benefits, due in part to non-cash charges for an increase in anticipated benefit payments in future periods resulting primarily from changes in actuarial assumptions, and

•	a positive adjustment for Other long term liabilities, due primarily to non-cash charges for anticipated payments in future periods related to general and product liabilities.
      Cash payments for operating activities included the following:

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Interest	$356.5	$282.5	$259.7
Taxes	201.3	73.0	125.9
Rationalizations	132.5	214.8	61.2
Cash payments for interest increased due primarily to higher average debt levels, increased interest rates and the April 1, 2003 restructuring and refinancing of our credit facilities.
Investing Activities
Net cash used in investing activities was $525.2 million during 2004, compared to $236.0 million in 2003 and $540.3 million in 2002. Capital expenditures were as follows:

	Year Ended December 31,

	2004	2003	2002
(In millions)
Capital expenditures	$518.6	$375.4	$458.1
Capital expenditures in 2004 were $518.6 million, of which $294.0 million was used on projects to increase capacity and improve productivity and quality, and $224.6 million was used for tire molds and various other projects. Capital expenditures were reduced in 2003 in response to business conditions and limitations prescribed by certain of our borrowing arrangements. Capital expenditures are expected to approximate $640 million in 2005, including approximately $350 million for manufacturing improvements and approximately $290 million for molds and various other projects.
      At December 31, 2004, we had binding commitments for raw materials and investments in land, buildings and equipment of $755.9 million, and off-balance-sheet financial guarantees written and other commitments totaling $18.2 million.

      Cash used for asset acquisitions was $61.8 million in 2004. In June 2004, we exercised our call option and a subsidiary in Luxembourg purchased the remaining 20% of outstanding shares that it did not already own of Sava Tires d.o.o. (Sava Tires), a joint venture tire manufacturing company in Kranj, Slovenia, for $51.4 million. On July 13, 2004, we purchased the remaining 50% ownership interest that we did not already own of Däckia, a major tire retail group in Sweden, for $10.4 million.
      Cash provided by asset dispositions in 2003 was $104.4 million, and included net proceeds from the sale of assets in the United States of $85.8 million, in Europe of $14.5 million, in Latin America of $2.0 million and in Asia of $2.1 million. Included in the United States total of $85.8 million is $82.9 million for the sale of 20.8 million shares of SRI. Cash used for asset acquisitions in 2003 included the purchase of Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC (“Wingfoot”) for $71.2 million. Wingfoot was a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business.
      Cash provided by asset dispositions in 2002 was $55.6 million, and included net proceeds from the sale of assets in the United States of $1.3 million, in Europe of $28.7 million and in Latin America of $23.3 million. Cash used for asset acquisitions in 2002 was $54.8 million. We acquired additional shares of our tire manufacturing subsidiary in Slovenia at a cost of $38.9 million. We also acquired additional shares of our tire manufacturing subsidiary in Turkey at a cost of $15.9 million.
      For further information on investing activities, refer to the Note to the Financial Statements No. 8, Investments.
Financing Activities
Net cash provided by (used in) financing activities was $189.1 million in 2004, compared to $1,087.1 million in 2003 and $(167.5) million in 2002. Consolidated debt and our ratio of debt to debt and equity follows:

	December 31,

		Restated

	2004	2003	2002
(In millions)
Consolidated debt	$5,679.6	$5,086.0	$3,642.7
Debt to debt and equity	98.7%	100.6%	94.3%
Consolidated debt increased in 2004 from 2003 primarily due to certain financing actions in 2004 including the completion of a $350 million convertible senior notes offering as well as the termination of off-balance-sheet account receivable securitization programs in Europe and the consolidation of VIEs as defined by FIN 46. Consolidated debt increased in 2003 from 2002 due primarily to the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of our domestic off-balance-sheet accounts receivable securitization program.
Credit Sources
We had available committed and uncommitted credit facilities totaling $7.30 billion at December 31, 2004, of which $1.12 billion were unused, compared to $5.90 billion and $335.0 million, respectively, at December 31, 2003.
U.S. Deposit-Funded Credit Facility
On August 18, 2004, we refinanced our then-existing $680 million U.S. revolving credit facility with a U.S. deposit-funded credit facility, which is a synthetic revolving credit and letter of credit facility. Pursuant to the refinancing, the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The lenders under the new facility will receive annual compensation on the amount of the facility equivalent to 450 basis points over LIBOR, which includes commitment fees on the entire amount of the commitment (whether drawn or undrawn) and a usage fee on the amounts drawn.

The full amount of the facility is available for the issuance of letters of credit or for revolving loans. The $500.7 million of letters of credit that were outstanding under the U.S. revolving credit facility as of June 30, 2004 were transferred to the deposit-funded credit facility. As of December 31, 2004, there were no borrowings under the facility and $509.9 million of letters of credit issued under the facility. The facility matures on September 30, 2007.
      Our obligations under the deposit-funded credit facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes:

•	subject to certain exceptions, perfected first-priority security interests in the equity interests in our U.S. subsidiaries and 65% of the equity interests in our non-European foreign subsidiaries;

•	a perfected second-priority security interest in 65% of the capital stock of Goodyear Finance Holding S.A., a Luxembourg company;

•	perfected first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities;

•	perfected third-priority security interests in all accounts receivable, inventory, cash and cash accounts pledged as security under our asset-based facilities; and

•	perfected first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
      The bond agreement for our Swiss franc bonds due 2006 limits our ability to use our U.S. tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that holders of the bonds be secured on an equal and ratable basis. The manufacturing facilities indicated above were pledged to ratably secure the bonds to the extent required by the bond agreement. However, the aggregate amount of our debt secured by these manufacturing facilities is limited to 15% of our positive consolidated shareholders’ equity. Consequently, the security interests granted to the lenders under the U.S. senior secured funded credit facility are not required to be shared with the holders of debt outstanding under our other existing unsecured bond indentures.
      The deposit-funded credit facility contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of €275 million in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits us from paying dividends on our common stock. We must also maintain a minimum consolidated net worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2005 and the first quarter of 2006, and $1.75 billion for each quarter thereafter through September 30, 2007. We are not permitted to allow the ratio of Consolidated EBITDA to consolidated interest expense to fall below a ratio of 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, our ratio of consolidated senior secured indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at any time.
      The deposit-funded credit facility also limits the amount of capital expenditures we may make to $500 million in 2004, 2005 and 2006, and $375 million in 2007 (through September 30, 2007). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by us from permitted asset sales and equity and debt issuances. In addition, unused capital expenditures may be carried over into the next year. As a result of certain activities, the capital expenditure limit for 2004 was increased from $500 million to approximately $1.10 billion. Our capital expenditures for 2004 totaled $518.6 million. The capital expenditure carryover from 2004 was $603.0 million, and in the absence of any other transactions, the limit for 2005 will be $1.10 billion.

$1.95 Billion Senior Secured Asset-Based Credit Facilities
In April 2003, we entered into senior secured asset-based credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. At December 31, 2004, we had no borrowings outstanding under the revolving credit facility and $800 million drawn against the term loan asset-based facility, compared to $389.0 million and $800.0 million, respectively, at December 31, 2003. The facilities mature on March 31, 2006. On February 20, 2004, we added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of December 31, 2004. The $650 million tranche was used partially to prepay our U.S. term loan facility, to repay other indebtedness, and for general corporate purposes. The facilities mature on March 31, 2006.
      We pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the revolving facility. Loans under the facilities (other than the $650 million term loan tranche) bear interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points. The $650 million term loan tranche bears interest at LIBOR plus 450 basis points or an alternative base rate plus 350 basis points. The basis points on the $650 million term loan tranche decrease to 425 and 325 points, respectively, if the ratings of the tranche improve to at least B1 or better from Moody’s and B+ or better from Standard & Poors.
      A borrowing base (equal to the sum of a percentage of certain accounts receivable and inventory) limits availability under the facilities (other than the $650 million term loan tranche). The calculation of the borrowing base and reserves against inventory and accounts receivable included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably). Adjustments would be based on the results of ongoing collateral and borrowing base evaluations and appraisals. A $50 million availability block further limits availability under the facilities. If at any time the amount of outstanding borrowings under the facilities (other than $650 million term loan tranche) exceeds the borrowing base, we are required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank.
      The facilities are collateralized by first and second priority security interests in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to our North American joint venture with SRI). In addition, effective as of February 20, 2004, collateral included second and third priority security interests on the other assets securing the U.S. facilities. The facilities contain certain representations, warranties and covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively. In addition, we must maintain a minimum consolidated net worth of at least $2.0 billion for quarters ending in 2005 and 2006 (through March 31, 2006).
Consolidated EBITDA
Under our primary credit facilities, we are not permitted to allow the ratio of Consolidated EBITDA to consolidated interest expense to fall below 2.00 to 1.00 (as such terms are defined in each of the primary credit facilities) for any period of four consecutive fiscal quarters. In addition, our ratio of consolidated senior secured indebtedness to Consolidated EBITDA (as such terms are defined in each of the restructured credit facilities) is not permitted to be greater than 4.00 to 1.00 at any time.
      Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of our ability to service debt. It should not be construed as an alternative to either (i) income before income taxes, or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in the primary credit facilities could have a material adverse effect on our liquidity and operations. Accordingly, management believes that the presentation of Consolidated EBITDA will provide investors with information needed to assess our ability to continue to comply with these covenants. The following table presents the calculation of EBITDA and Consolidated EBITDA for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the primary credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)
Consolidated Interest Expense	378.8	314.6	270.8
U.S. and Foreign Taxes on Income	207.9	117.1	1,227.9
Depreciation and Amortization Expense	628.7	691.6	605.3

EBITDA	1,330.2	315.9	857.1

Credit Agreement Adjustments:
Other (Income) and Expense	(13.1)	287.4	4.7
Foreign Currency Exchange	23.4	40.7	(8.7)
Equity in (Earnings) Losses of Affiliates	(8.4)	14.5	13.8
Minority Interest in Net Income (Loss) of Subsidiaries	57.8	32.8	55.6
Non-cash Extraordinary Gains	—	—	—
Non-cash Non-recurring Items	—	54.7	—
Rationalizations	55.6	291.5	5.5
Less Excess Cash Rationalization Charges (1)	—	(12.9)	—

Consolidated EBITDA	$1,445.5	$1,024.6	$928.0

(1)	“Excess Cash Rationalization Charges” is defined in our April 1, 2003 credit facilities and only contemplates cash expenditures with respect to rationalization charges recorded on the Consolidated Statement of Income after April 1, 2003. Amounts incurred prior to April 1, 2003 were not included.
$650 Million Senior Secured European Facilities
Our joint venture in Europe, Goodyear Dunlop Tires Europe B.V. and subsidiaries (GDTE) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. These facilities mature on April 30, 2005. At December 31, 2004, there were no borrowings outstanding under the senior secured revolving credit facility and the secured term loan facility was fully drawn. Each of these facilities was fully drawn at December 31, 2003.
      GDTE pays an annual commitment fee of 75 basis points on the undrawn portion of the commitments under the European revolving facility. GDTE may obtain loans under the European facilities bearing interest at LIBOR plus 400 basis points or an alternative base rate (the higher of JPMorgan’s prime rate or the federal funds rate plus 50 basis points) plus 300 basis points.
      The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE,

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs, and

•	with respect to the European revolving credit facility, a perfected fourth priority interest in and mortgages on the collateral pledged under the deposit-funded credit facility and the asset-based facilities, except for real estate other than our U.S. corporate headquarters.

      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to:

•	incur additional indebtedness (including a limit of €275 million in accounts receivable transactions),

•	make investments,

•	sell assets beyond specified limits,

•	pay dividends, and

•	make loans or advances to Goodyear companies that are not subsidiaries of GDTE.
      The European facilities also contain certain additional covenants identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $250 million in 2004 and $100 million in 2005 (through April 30, 2005).
      Subject to the provisions in the European facilities and agreements with our joint venture partner, Sumitomo Rubber Industries, Ltd. (SRI), GDTE is permitted to transfer funds to Goodyear. These provisions and agreements include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms.
      Any amount outstanding under the term facility is required to be prepaid with:

•	75% of the net cash proceeds of all sales and dispositions of assets by GDTE and its subsidiaries greater than $5 million, and

•	50% of the net cash proceeds of debt and equity issuances by GDTE and its subsidiaries.
      The U.S. and European facilities can be used, if necessary, to fund ordinary course of business needs, to repay maturing debt, and for other needs as they arise.
Other Foreign Credit Facilities
At December 31, 2004, we had short-term committed and uncommitted bank credit arrangements totaling $338.9 million, of which $181.5 million were unused, compared to $347.0 million and $209.4 million at December 31, 2003. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities — On-Balance-Sheet Financing
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provides €165 million of funding, but has the ability to be expanded to €275 million, and will be subject to customary annual renewal of back-up liquidity lines. The new facility replaces an €82.5 million facility in a subsidiary in France.
      The new facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities. It is an event of default under the facility if:

•	the ratio of our Consolidated EBITDA to our consolidated interest expense falls below 2.00 to 1.00,

•	the ratio of our consolidated senior secured indebtedness to our Consolidated EBITDA is greater than 4.00 to 1.00,

•	the ratio of GDTE’s third party indebtedness (net of cash held by GDTE and its consolidated subsidiaries in excess of $100 million) to its Consolidated EBITDA is greater than 3.00 to 1.00, or

•	for so long as such a provision is in our European credit facilities, our consolidated net worth is less than $2 billion on or prior to March 31, 2006, or is less than $1.75 billion after March 31, 2006, in each case subject to a 60 day grace period.

      The financial covenants listed above will be automatically amended to conform to the European Credit Facilities upon the refinancing of the European Credit Facilities. The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of December 31, 2004, net cash inflows of $224.7 million were recorded, representing the amount outstanding and fully utilized under this program. The program did not qualify for sale accounting and accordingly, this amount is included in consolidated long term debt on the Consolidated Balance Sheet. Net cash outflows of $113.1 million were recorded in 2004 related to the termination of the replaced European accounts receivable securitization programs.
      In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had transferred accounts receivable under other programs totaling $63.2 million and $7.7 million at December 31, 2004 and 2003, respectively.
International Accounts Receivable Securitization Facilities — Off-Balance-Sheet Financing
Various other international subsidiaries have also established accounts receivable continuous sales programs. At December 31, 2004, proceeds available to these subsidiaries from the sale of certain of their receivables totaled $4.7 million. These subsidiaries retain servicing responsibilities.
$650 Million Senior Secured Notes
On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the then-existing U.S. term loan facility, permanently reduce commitments under the then-existing revolving credit facility by $70 million, and for general corporate purposes. The U.S. term facility had been scheduled to mature in April 2005. Loans under the retired term facility and the revolving credit facility each bore interest at LIBOR plus 4%. The notes are guaranteed by the same subsidiaries that guarantee the U.S. deposit-funded credit facility and asset-based credit facilities. The notes are secured by perfected fourth-priority liens on the same collateral securing those facilities (pari-passu with the liens on that domestic collateral securing the parent guarantees of the European revolving credit facility).
      We have the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. We may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. We have the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 104.0%, 102.0%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, we have the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings. The redemption price would be 111% for the fixed rate notes and 100% plus the then applicable floating rate for the floating rate notes, plus accrued and unpaid interest to the redemption date.
      The indenture for the senior secured notes contains restrictions on our operations, including limitations on:

•	incurring additional indebtedness or liens,

•	paying dividends, making distributions and stock repurchases,

•	making investments,

•	selling assets, and

•	merging and consolidating.
      The deposit-funded credit facility also limits the amount of capital expenditures we may make to $500 million in 2004, 2005 and 2006, and $375 million in 2007 (through September 30, 2007). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by us from permitted asset sales and equity and debt issuances. In addition, unused capital expenditures may be carried over into the next year. As a result of certain activities, the capital expenditure limit for 2004 was increased from $500 million to approximately $1.10 billion. Our capital expenditures for 2004 totaled $518.6 million. The capital expenditure carryover from 2004 was $603.0 million, and in the absence of any other transactions, the limit for 2005 will be $1.10 billion.
      In the event that the senior secured notes have a rating equal to or greater than Baa3 from Moody’s and BBB- from Standard and Poor’s, a number of those restrictions will not apply, for so long as those credit ratings are maintained.
$350 Million Convertible Note Offering
On July 2, 2004, we completed an offering of $350 million of 4.00% convertible senior notes due June 15, 2034. The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds of the notes were used to repay temporarily a revolving credit facility and for working capital purposes.
$645 Million Senior Secured U.S. Term Facility
At March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. At December 31, 2003, the balance due on the U.S. term facility was $583.3 million, due to a partial pay down of the balance during the second quarter of 2003.
$680 Million Senior Secured U.S. Revolving Credit Facility
At August 18, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. In addition, $500.7 million of letters of credit issued under the facility were transferred to our $680 million senior secured deposit funded credit facility.
Registration Obligations
We are a party to two registration rights agreements in connection with our private placement of $350 million of convertible notes in July 2004 and $650 million of senior secured notes in March 2004. The registration rights agreement for the convertible notes requires us to pay additional interest to investors if we do not file a registration statement to register the convertible notes by November 7, 2004, or if such registration statement is not declared effective by the SEC by December 31, 2004. The additional interest to investors is at a rate of 0.25% per year for the first 90 days and 0.50% per year thereafter. We failed to file a registration statement for the convertible notes by November 7, 2004, and as a result, will pay additional interest until such time as a registration statement is filed and declared effective. The registration rights agreement for the senior secured notes requires us to pay additional interest to investors if a registered exchange offer for the notes is not completed by December 7, 2004. The additional interest to investors is at a rate of 1.00% per year for the first 90 days, increasing in increments of 0.25% every 90 days thereafter, to a maximum of 2.00% per year. Because no such exchange offer was completed by December 7, 2004, we will pay additional interest until an exchange offer is completed. If the rate of additional interest payable reaches 2.00% per year then the interest rate for the secured notes will be permanently increased by 0.25% per annum after the exchange offer is completed.

Credit Ratings
Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s

Senior Secured Asset-Based Facilities	BB	B1
European Facilities	B+	B1
$650 Million Asset-Based Tranche	B	B2
$650 Million Senior Secured Notes due 2011	*	B3
Corporate Rating	B+	B1 (implied)
Senior Unsecured Debt	B-	B3

*	Private rating
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities “B” and our unsecured debt “CCC+.”
      As a result of these ratings and other related events, we believe that our access to capital markets may be limited. Unless our debt credit ratings and operating performance improve, our access to the credit markets in the future may be limited. Moreover, a further reduction in our credit ratings would further increase the cost of any financing initiatives we may pursue.
      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Turnaround Strategy
We are currently implementing a turnaround strategy for North American Tire that will require us to:

•	stabilize margins and market shares,

•	simplify the sales and supply chain process,

•	execute key cost-cutting strategies,

•	implement brand and distribution strategies, and

•	grow the business through new product introductions and new sales channels.
      Our ability to successfully implement the cost-cutting strategy is also dependent upon our ability to lower costs and increase productivity from levels achieved under the terms of our master contract with the USWA ratified in 2003. Based in part on success in implementing the turnaround strategy, North American Tire had stronger operating results in 2004 than in 2003. However, additional progress in implementing the turnaround strategy is needed to achieve a satisfactory level of profitability in North American Tire. If the goals of the turnaround strategy are not met, we will not be able to achieve or sustain future profitability, which would impair our ability to meet our debt service obligations and otherwise negatively affect our operations. There is no assurance that we will successfully implement this turnaround strategy. In particular, this strategy and our liquidity could be adversely affected by trends that affected the North American Tire segment negatively in prior years, including:

•	industry overcapacity which limits pricing leverage,

•	weakness in the replacement tire market,

•	increased competition from low cost manufacturers and a related decline in our market share,

•	weak U.S. economic conditions, and

•	increases in medical and pension costs.

      In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher raw material and energy costs. During 2004, the market price of natural rubber, one of our most important raw materials, oil, an important feedstock for several other raw materials, increased significantly versus the prior year. Based on a combination of our inventory turns and raw material shipment lead times, market price fluctuations in raw materials typically impact our CGS three to six months subsequent to the raw material purchase date. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases. We retained The Blackstone Group L.P. and Bain & Company to provide consulting advice on the turnaround strategy and other possible strategic initiatives to maximize shareholder value.
Future Liquidity Requirements
At December 31, 2004, we had $1.97 billion in cash and cash equivalents, of which $1.02 billion was held in the United States and $415.6 million was in accounts of GDTE. The remaining amounts were held in our other non-U.S. operations. Our ability to move cash and cash equivalents among our various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. At December 31, 2004, approximately $219.9 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Unused availability under our various credit agreements totaled approximately $1.12 billion at December 31, 2004. Based upon our projected operating results, we expect that cash flow from operations, together with amounts available under our primary credit facilities and other sources of liquidity, will be adequate to meet our anticipated liquidity requirements through December 31, 2005 (including working capital, debt service, pension funding and capital expenditures).
      The aggregate amount of long-term debt maturing in calendar years 2005 and 2006 is approximately $1.01 billion and $1.92 billion, respectively. Included in the amount for 2005 is $400.0 million related to our primary European credit facilities maturing on April 30, 2005 and our €400 million 6.375% Euro Notes due June 2005 (equivalent to approximately $542 million at December 31, 2004). In March 2006, $1.45 billion related to our asset-based facilities matures, and the $250 million 6 5/8% Senior Notes are due in December 2006.
      On February 23, 2005 we announced that we intend to refinance approximately $3.3 billion of our credit facilities, including:

•	our $1.3 billion asset-based credit facility, due March 31, 2006,

•	our $650 million asset-based term loan, due March 31, 2006,

•	our $680 million deposit funded credit facility, due September 30, 2007, and

•	$650 million in credit facilities for our Goodyear Dunlop Tires Europe B.V. affiliate, due April 30, 2005.
      We expect to replace these facilities with $3.35 billion in new five-year facilities that will be due in 2010 and include:

•	a $1.5 billion asset-based credit facility,

•	a $1.2 billion second lien term loan, and

•	the Euro equivalent of $650 million in credit facilities for Goodyear Dunlop Tires Europe B.V.
      These transactions are subject to market conditions and the execution of definitive documentation and are expected to close in April 2005. We expect to record pretax charges of approximately $40 million for the write-off of unamortized costs related to the replaced facilities, and the costs of refinancing could be significant. Failure to refinance the European credit facilities or asset-based facilities before they mature could have a material adverse affect on our liquidity. In order to ensure that our future liquidity requirements are addressed, we plan to seek additional financing in the capital markets. Because of our debt ratings, operating performance over the past few years and other factors, access to the capital markets cannot be assured. Our ongoing ability to access the capital markets is also dependent on the degree of success we have implementing our North American Tire turnaround strategy. Successful implementation of the turnaround strategy is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. While we made progress in implementing the turnaround strategy in 2004, there is no assurance that our progress will continue, or that we will be able to sustain any future progress to a degree sufficient to maintain access to capital markets and meet liquidity requirements. As a result, failure to complete the turnaround strategy successfully could have a material adverse effect on our financial position, results of operations and liquidity.
      Future liquidity requirements also may make it necessary for us to incur additional debt. However, a substantial portion of our assets is already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, unless we sustain or improve our financial performance, our ability to raise unsecured debt may be limited.
      In addition to maturing debt, we are required to make contributions to our domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, we expect to be required by ERISA to make contributions to our domestic pension plans of approximately $400 million to $425 million in 2005. At the end of 2005, the current interest rate relief measures used for pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $600 million to $650 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $725 million to $775 million. The assumptions used to develop these estimates are described in the Commitments and Contingencies table below. We are not able to reasonably estimate our future required contributions beyond 2006. Nevertheless, we expect that the amount of contributions required in years beyond 2006 will be substantial. In 2005, in addition to required domestic plan contributions, we expect to contribute approximately $70 million to our funded international pension plans.
      Our postretirement benefit plans will require amounts to cover benefit payments in the future. Benefit payments are expected to be approximately $304 million in 2005, $321 million in 2006 and $274 million in 2007. These estimates are based upon the plan provisions currently in effect. Total payments are estimated to be approximately $2.6 billion as calculated on December 31, 2004. The majority of these payments would be made more than five years hence. The estimated payments do not include an estimated reduction in our obligations totaling approximately $475 million to $525 million resulting from the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
      Pursuant to an agreement entered into in 2001, Ansell Ltd., our joint venture partner in South Pacific Tyres (SPT), has the right, subject to certain conditions, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT. The purchase price is a formula price based on the earnings of SPT, subject to various adjustments. If Ansell does not exercise its right, we may require Ansell to sell its interest to us during the 180 days following the expiration of Ansell’s right at a price established using the same formula.
      We are subject to various legal proceedings, including those described in the Note to the Financial Statements No. 20, Commitments and Contingent Liabilities. In the event we wish to appeal any future adverse judgment in any proceeding, we would be required to post an appeal bond with the relevant court. If we do not have sufficient availability under our facilities to issue a letter of credit to support an appeal bond, we may be required to (i) pay down borrowings under the facility in order to increase the amount available for issuing letters of credit, or (ii) deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity.
      A substantial portion of our borrowings is at variable rates of interest and exposes us to interest rate risk. If interest rates rise, our debt service obligations would increase. A significant rise in interest rates could have a material adverse effect on our liquidity in future periods.

Dividends
On February 4, 2003, we announced that we eliminated our quarterly cash dividend. The dividend reduction was decided on by the Board of Directors in order to conserve cash. Under our primary credit agreements, we are not permitted to pay dividends on our common stock.
COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2004:

	Payment Due by Period as of December 31, 2004

							After
	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
(In millions)
Long Term Debt (1)	$5,619.2	$1,225.2	$1,920.6	$300.8	$104.0	$227.4	$1,841.2
Capital Lease Obligations (2)	91.1	10.4	9.5	9.0	8.9	8.5	44.8
Interest Payments (3)	1,761.4	348.1	229.8	160.1	150.3	162.6	710.5
Operating Leases (4)	1,519.3	320.3	262.6	203.1	146.8	110.5	476.0
Pension Benefits (5)	1,232.5	482.5	750.0	(5)	(5)	(5)	(5)
Other Post Retirement Benefits (6)	2,624.5	303.9	320.7	273.7	266.5	260.3	1,199.4
Workers Compensation (7)	285.9	66.0	42.4	29.3	20.3	25.4	102.5
Binding Commitments (8)	755.9	705.6	16.1	5.2	4.0	3.9	21.1

	$13,889.8	$3,462.0	$3,551.7	$981.2	$700.8	$798.6	$4,395.5

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of December 31, 2004.

(2)	The present value of capital lease obligations is $60.4 million.

(3)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2004 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $52.2 million, $42.9 million, $34.2 million, $25.6 million, $17.0 million, and $32.0 million in each of the periods above, respectively, for a total of $203.9 million. Net operating lease payments total $1,315.4 million, with a present value of $946.0 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2004. The amounts set forth in the table represent our estimated minimum funding requirements in 2005 and 2006 for domestic defined pension plans under ERISA, and $70 million of expected contributions to our funded international pension plans in 2005. Although subject to change, we expect to be required by ERISA to make contributions to our domestic pension plans of approximately $400 to $425 million in 2005. The amount in the table for 2005 represents the midpoint of this range plus expected contributions to our funded international plans. The expected contributions are based upon a number of assumptions, including:

•	an ERISA liability interest rate of 6.10% for 2005, and

•	plan asset returns of 8.5% in 2005.

At the end of 2005, the current interest relief rate measures used for pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $600 million to $650 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $725 million to $775 million. The estimated amount set forth in the table for 2006 represents the mid-point of this range. We likely will be subject to additional statutory minimum funding requirements after 2006. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including:

•	interest rate levels,

•	the amount and timing of asset returns,

•	what, if any, changes may occur in legislation, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

We expect the amount of contributions required in years beyond 2006 will be substantial.

(6)	The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. We reserve the right to modify or terminate the plans at any time. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments do not include an estimated reduction in our obligations totaling approximately $475 million to $525 million resulting from the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation are based upon recent historical payment patterns. The present value of anticipated payments for workers’ compensation is $230.7 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments includes obligations to purchase raw materials through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.
      We have recorded long term liabilities for other items including income taxes, general and product liabilities, environmental liabilities and miscellaneous other long term liabilities. These other liabilities are not contractual obligations by nature. We cannot, with any degree of reliability, determine the years in which these liabilities might ultimately be settled. Accordingly, they are not included in the above table. In addition, the following contingent contractual obligations, the amounts of which can not be estimated, are not included in the above table:

•	The terms and conditions of our global alliance with SRI as set forth in the Umbrella Agreement between Goodyear and SRI provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could trigger a right of SRI to require us to purchase these interests immediately. SRI’s exit rights, in the unlikely event of exercise, could require us to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd., our joint venture partner in South Pacific Tyres (SPT), has the right, subject to certain conditions, during the period beginning August 2005 and ending one year later, to require us to purchase Ansell’s 50% interest in SPT. The purchase price is a formula price based on the earnings of SPT, subject to various adjustments. If Ansell does not exercise its right, we may require Ansell to sell its interest to us during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, we are required to purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices. The base prices are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one-time adjustment for other manufacturing costs.

      We do not engage in the trading of commodity contracts or any related derivative contracts. We generally purchase raw materials and energy through short term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. We will, however, from time to time, enter into contracts to hedge our energy costs.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

•	made guarantees,

•	retained or held a contingent interest in transferred assets,

•	undertaken an obligation under certain derivative instruments, or

•	undertaken any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.
      We have entered into certain arrangements under which we have provided guarantees, as follows:

	Amount of Commitment Expiration per Period

	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
(In millions)
Customer Financing Guarantees	$7.5	$2.4	$1.4	$1.1	$0.5	$1.0	$1.1
Affiliate Financing Guarantees	9.8	—	4.9	4.9	—	—	—
Other Guarantees	0.9	—	—	—	0.1	0.6	0.2

Off-Balance Sheet Arrangements	$18.2	$2.4	$6.3	$6.0	$0.6	$1.6	$1.3

For further information about guarantees, refer to the Note to the Financial Statements No. 20, Commitments and Contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2004, the interest rates on 50% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 47% at December 31, 2003. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

      The following table presents information on interest rate swap contracts at December 31:

	2004	2003
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$—	$325.0
Pay fixed rate	—	5.00%
Receive variable LIBOR	—	1.17
Average years to maturity	—	0.25
Fair value — liability	$—	$(3.1)
Pro forma fair value — liability	—	(3.1)

Floating Rate Contracts:
Notional principal amount	$200.0	$200.0
Pay variable LIBOR	4.31%	2.96%
Receive fixed rate	6.63	6.63

Average years to maturity	1.95	2.95
Fair value — asset	$6.0	$13.0
Pro forma fair value — asset	5.3	12.3
The pro forma fair value assumes a 10% increase in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
      Weighted average interest rate swap contract information follows:

	2004	2003	2002
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$81.0	$325.0	$325.0
Pay fixed rate	5.00%	5.00%	5.00%
Receive variable LIBOR	1.18	1.24	1.91

Floating Rate Contracts:
Notional principal amount	$200.0	$207.0	$210.0
Pay variable LIBOR	3.27%	3.03%	3.68%
Receive fixed rate	6.63	6.63	6.63
The following table presents fixed rate debt information at December 31:

	2004	2003
(In billions)
Carrying amount — liability	$3.05	$2.23
Fair value — liability	3.22	2.11
Pro forma fair value — liability	3.30	2.18
The pro forma information assumes a 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our interest rate contracts and fixed rate debt to changes in interest rates was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds due 2006 and €100 million of the Euro Notes due 2005 are hedged by currency swap agreements.
      Contracts hedging the Swiss franc bonds and the Euro Notes are designated as cash flow hedges. Contracts hedging short-term trade receivables and payables normally have no hedging designation.
      The following table presents foreign currency contract information at December 31:

	2004	2003
(In millions)
Fair value — asset (liability)	$102.0	$ 71.7
Pro forma change in fair value	(22.3)	(22.0)
Contract maturities	1/05-10/19	1/04-10/19
We were not a party to any foreign currency option contracts at December 31, 2004 or 2003.
      The pro forma change in fair value assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
      Fair values are recognized on the Consolidated Balance Sheet at December 31 as follows:

	2004	2003
(In millions)
Asset (liability):
Swiss franc swap — current	$(0.3)	$(1.6)
Swiss franc swap — long term	59.5	46.8
Euro swaps — current	46.4	20.5
Euro swaps — long term	—	13.2
Other — current asset	5.2	7.2
Other — current (liability)	(8.8)	(14.4)
For further information on interest rate contracts and foreign currency contracts, refer to the Note to the Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	70
Report of Independent Registered Public Accounting Firm	71
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statement of Income for each of the three fiscal years in the period ended December 31, 2004	73
Consolidated Balance Sheet at December 31, 2004 and December 31, 2003	74
Consolidated Statement of Shareholders’ Equity for each of the three fiscal years in the period ended December 31, 2004	75
Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 31, 2004	76
Notes to Financial Statements	77

Supplementary Data (unaudited)	149
Financial Statement Schedules:

The following consolidated financial statement schedules of The Goodyear Tire & Rubber Company are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule I — Condensed Financial Information of Registrant	FS-2
Schedule II — Valuation and Qualifying Accounts	FS-8

Other Financial Statements:
Financial Statements of South Pacific Tyres (SPT)	FS-9
Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In order to evaluate the effectiveness of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in the Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over certain account reconciliations and did not maintain adequate segregation of duties at the application control level in certain information technology environments. A description of the material weaknesses that existed as of December 31, 2004, as well as their actual and potential effect on the presentation of the Company’s consolidated financial statements issued during their existence, is discussed below.

Account Reconciliations. At December 31, 2004, the Company did not maintain effective control over the preparation and review of account reconciliations of certain general ledger accounts. This control deficiency primarily related to account reconciliations of goodwill, deferred charges, fixed assets, compensation and benefits, accounts payable-trade and the accounts of a retail subsidiary in France. This control deficiency resulted in misstatements that were part of the restatement of the Company’s consolidated financial statements for 2003, 2002 and 2001, for each of the quarters for the year ended December 31, 2003 and for the first, second and third quarters for the year ended December 31, 2004. Additionally, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Segregation of Duties. At December 31, 2004, the Company did not maintain effective controls over the segregation of duties at the application control level in certain information technology environments as a result of not restricting the access of certain individuals in both information technology and finance. These deficiencies existed in varying degrees in certain business segments within the revenue and purchasing processes. This control deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Because of the material weaknesses described above, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal controls over financial reporting, based on criteria established in Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of The Goodyear Tire & Rubber Company
      We have completed an integrated audit of The Goodyear Tire & Rubber Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
  Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities,” as of January 1, 2004.
      As described in Note 2, “Restatement,” the Company has restated its previously issued consolidated financial statements.
  Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that The Goodyear Tire & Rubber Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of not maintaining effective controls over certain account reconciliations and not maintaining adequate segregation of duties at the application control level in certain information technology environments, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
      Account Reconciliations. At December 31, 2004, the Company did not maintain effective control over the preparation and review of account reconciliations of certain general ledger accounts. This control deficiency primarily related to account reconciliations of goodwill, deferred charges, fixed assets, compensation and benefits, accounts payable-trade and the accounts of a retail subsidiary in France. This control deficiency resulted in misstatements that were part of the restatement of the Company’s consolidated financial statements for 2003, 2002 and 2001, for each of the quarters for the year ended December 31, 2003 and for the first, second and third quarters for the year ended December 31, 2004. Additionally, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Segregation of Duties. At December 31, 2004, the Company did not maintain effective controls over the segregation of duties at the application control level in certain information technology environments as a result of not restricting the access of certain individuals in both information technology and finance. These deficiencies existed in varying degrees in certain business segments within the revenue and purchasing processes. This control deficiency did not result in any adjustments to the annual or interim consolidated financial statements however, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that The Goodyear Tire & Rubber Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, The Goodyear Tire & Rubber Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
March 16, 2005

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statement of Income

	Year Ended December 31,

		Restated

	2004	2003	2002
(Dollars in millions, except per share amounts)
Net Sales	$18,370.4	$15,122.1	$13,856.0
Cost of Goods Sold	14,709.2	12,499.0	11,306.9
Selling, Administrative and General Expense	2,833.1	2,374.2	2,202.4
Rationalizations (Note 3)	55.6	291.5	5.5
Interest Expense (Note 15)	368.8	296.3	242.7
Other (Income) and Expense (Note 4)	8.2	263.4	56.8
Foreign Currency Exchange (Gain) Loss	23.4	40.7	(8.7)
Equity in (Earnings) Losses of Affiliates	(8.4)	14.5	13.8
Minority Interest in Net Income of Subsidiaries	57.8	32.8	55.6

Income (Loss) before Income Taxes	322.7	(690.3)	(19.0)
United States and Foreign Taxes on Income (Loss) (Note 14)	207.9	117.1	1,227.9

Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)

Net Income (Loss) Per Share — Basic	$0.65	$(4.61)	$(7.47)

Average Shares Outstanding (Note 12)	175.4	175.3	167.0
Net Income (Loss) Per Share — Diluted	$0.63	$(4.61)	$(7.47)

Average Shares Outstanding (Note 12)	192.3	175.3	167.0
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31,

		Restated

	2004	2003
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents (Note 1)	$1,967.9	$1,546.3
Restricted cash (Note 1)	152.4	23.9
Accounts and notes receivable (Note 5)	3,427.4	2,616.3
Inventories (Note 6)	2,784.8	2,467.7
Prepaid expenses and other current assets	299.2	305.4

Total Current Assets	8,631.7	6,959.6
Long Term Accounts and Notes Receivable	288.9	275.7
Investments in and Advances to Affiliates	34.9	184.2
Other Assets (Note 8)	78.3	71.5
Goodwill (Note 7)	720.3	658.2
Other Intangible Assets (Note 7)	162.6	150.4
Deferred Income Tax (Note 14)	83.4	70.5
Prepaid and Deferred Pension Costs (Note 13)	829.9	869.9
Deferred Charges	248.1	255.9
Properties and Plants (Note 9)	5,455.2	5,205.2

Total Assets	$16,533.3	$14,701.1

Liabilities
Current Liabilities:
Accounts payable-trade	$1,979.0	$1,562.8
Compensation and benefits (Note 13)	1,042.0	987.6
Other current liabilities	590.3	585.2
United States and foreign taxes	271.3	270.7
Notes payable (Note 11)	220.6	146.7
Long term debt and capital leases due within one year (Note 11)	1,009.9	113.5

Total Current Liabilities	5,113.1	3,666.5
Long Term Debt and Capital Leases (Note 11)	4,449.1	4,825.8
Compensation and Benefits (Note 13)	5,063.8	4,541.7
Deferred and Other Noncurrent Income Taxes (Note 14)	405.8	380.6
Other Long Term Liabilities	582.6	464.7
Minority Equity in Subsidiaries	846.1	854.0

Total Liabilities	16,460.5	14,733.3
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares Outstanding shares, 175,619,639 (175,326,429 in 2003)	175.6	175.3
Capital Surplus	1,391.8	1,390.2
Retained Earnings	1,069.9	955.1
Accumulated Other Comprehensive Income (Loss) (Note 19)	(2,564.5)	(2,552.8)

Total Shareholders’ Equity (Deficit)	72.8	(32.2)

Total Liabilities and Shareholders’ Equity	$16,533.3	$14,701.1

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Deficit)

					Accumulated
					Other
	Common Stock				Comprehensive	Total
			Capital	Retained	Income	Shareholders’
	Shares	Amount	Surplus	Earnings	(Loss)	Equity
(Dollars in millions, except per share)
Balance at December 31, 2001 as originally restated (A) (after deducting 32,512,970 treasury shares)	163,165,698	$163.2	$1,245.4	$3,089.3	$(1,870.1)	$2,627.8
Effect of restatement on periods ending on or before December 31, 2001				(0.1)	(30.9)	(31.0)

Balance at December 31, 2001 (as restated)	163,165,698	$163.2	$1,245.4	$3,089.2	$(1,901.0)	$2,596.8
Comprehensive income (loss):
Net loss				(1,246.9)
Foreign currency translation (net of tax benefit of $0)					74.4
Minimum pension liability (net of tax of $42.4)					(1,283.6)
Unrealized investment gain (net of tax of $0)					7.3
Deferred derivative gain (net of tax of $0)					60.6
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(64.5)
Total comprehensive loss						(2,452.7)
Cash dividends — $0.48 per share				(79.8)		(79.8)
Common stock issued from treasury:
Domestic pension funding	11,300,000	11.3	126.6			137.9
Common stock issued for acquisitions	693,740	0.7	15.2			15.9
Stock compensation plans	147,995	0.1	2.9			3.0

Balance at December 31, 2002 (as restated) (after deducting 20,371,235 treasury shares)	175,307,433	175.3	1,390.1	1,762.5	(3,106.8)	221.1
Comprehensive income (loss):
Net loss				(807.4)
Foreign currency translation (net of tax benefit of $0)					393.7
Minimum pension liability (net of tax of $2.2)					128.3
Unrealized investment gain (net of tax of $0)					4.1
Reclassification adjustment for amounts recognized in income (net of tax of $8.7)					8.8
Deferred derivative gain (net of tax of $0)					46.3
Reclassification adjustment for amounts recognized in income (net of tax of $1.9)					(27.2)
Total comprehensive loss						(253.4)
Common stock issued from treasury:
Stock compensation plans	18,996		0.1			0.1

Balance at December 31, 2003 (as restated) (after deducting 20,352,239 treasury shares)	175,326,429	175.3	1,390.2	955.1	(2,552.8)	(32.2)
Comprehensive income (loss):
Net income				114.8
Foreign currency translation (net of tax benefit of $0)					253.2
Minimum pension liability (net of tax of $34.2)					(283.8)
Unrealized investment gain (net of tax of $0)					13.4
Deferred derivative gain (net of tax of $0)					29.6
Reclassification adjustment for amounts recognized in income (net of tax of $(3.5))					(24.1)
Total comprehensive income						103.1
Common stock issued from treasury:
Stock compensation plans	293,210	0.3	1.6			1.9

Balance at December 31, 2004 (after deducting 20,059,029 treasury shares)	175,619,639	$175.6	$1,391.8	$1,069.9	$(2,564.5)	$72.8

(A)	As reported in Form 10-K filed on May 19, 2004.
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	628.7	691.6	605.3
Amortization of debt issuance costs	86.1	50.3	17.9
Deferred tax provision (Note 14)	(4.5)	(9.9)	1,131.2
Rationalizations (Note 3)	32.4	132.4	2.4
(Gain) loss on asset sales (Note 4)	7.5	16.4	(23.6)
Fire loss deductible expense (Note 4)	11.6	—	—
Insurance settlement gain (Note 4)	(156.6)	—	—
Minority interest and equity earnings	47.5	39.3	71.4
Net cash flows from sale of accounts receivable (Note 5)	(117.7)	(839.6)	34.8
Pension contributions	(264.6)	(115.7)	(226.9)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(310.3)	(108.1)	47.6
Inventories	(53.9)	38.2	60.4
Accounts payable-trade	151.1	(102.7)	94.1
Prepaid expenses and other current assets	64.1	202.1	(131.4)
Deferred charges	(19.6)	1.9	(9.7)
Long term compensation and benefits	687.7	(3.5)	1,512.2
Accumulated other comprehensive income (loss) — deferred pension gain (loss)	(244.2)	191.1	(1,265.8)
Other long term liabilities	90.9	201.3	(85.6)
Other assets and liabilities	(31.2)	133.5	98.6

Total adjustments	605.0	518.6	1,932.9

Total cash flows from operating activities	719.8	(288.8)	686.0
Cash Flows from Investing Activities:
Capital expenditures	(518.6)	(375.4)	(458.1)
Short term securities acquired	—	—	(64.7)
Short term securities redeemed	—	26.6	38.5
Asset dispositions	19.3	104.4	55.6
Asset acquisitions	(61.8)	(71.2)	(54.8)
Other transactions	35.9	79.6	(56.8)

Total cash flows from investing activities	(525.2)	(236.0)	(540.3)
Cash Flows from Financing Activities:
Short term debt incurred	162.5	323.1	84.1
Short term debt paid	(139.2)	(469.2)	(87.5)
Long term debt incurred	2,066.7	2,983.8	38.4
Long term debt paid	(1,693.9)	(1,612.1)	(125.2)
Common stock issued (Notes 8, 12)	1.8	0.2	18.7
Dividends paid to minority interests in subsidiaries	(28.9)	(38.6)	(16.2)
Dividends paid to Goodyear shareholders	—	—	(79.8)
Debt issuance costs	(51.4)	(104.1)	—
Increase in restricted cash	(128.5)	(23.9)	—
Other transactions	—	27.9	—

Total cash flows from financing activities	189.1	1,087.1	(167.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	37.9	64.2	(13.7)

Net Change in Cash and Cash Equivalents	421.6	626.5	(35.5)
Cash and Cash Equivalents at Beginning of the Period	1,546.3	919.8	955.3

Cash and Cash equivalents at End of the Period	$1,967.9	$1,546.3	$919.8

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1.	Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders. All intercompany transactions have been eliminated. Our investments in companies in which we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, our share of the earnings of these companies is included in consolidated net income (loss). Investments in other companies are carried at cost.
      The consolidated financial statements also include the accounts of entities consolidated pursuant to the provisions of Interpretation No. 46 of the Financial Accounting Standards Board, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). FIN 46 requires companies to consolidate, at fair value, the assets, liabilities and results of operations of variable interest entities (VIEs) in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. In addition, FIN 46 requires consolidation of VIEs in which a company holds a controlling financial interest through means other than the majority ownership of voting equity.
      We applied the provisions of FIN 46, effective July 1, 2003, to VIEs representing lease-financing arrangements with special purpose entities (SPEs). Effective January 1, 2004, we applied the provisions of FIN 46 to entities that are not SPEs. This resulted in the consolidation of South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which sells to original equipment manufacturers.
      Refer to Note 8 and Note 10.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•	allowance for doubtful accounts,

•	recoverability of intangibles and other long-lived assets,

•	deferred tax asset valuation allowances,

•	workers’ compensation,

•	litigation,

•	general and product liabilities,

•	environmental liabilities,

•	pension and other postretirement benefits, and

•	various other operating allowances and accruals, based on currently available information.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
      Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.
Revenue Recognition
Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured. A provision for sales returns and allowances is recorded at the time of sale. Appropriate provision is made for uncollectible accounts based on historical experience and specific circumstances, as appropriate.
Shipping and Handling Fees and Costs
Expenses for transportation of products to customers are recorded as a component of cost of goods sold.
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of cost of goods sold. Refer to Note 16.
Warranty
We offer warranties on the sale of certain of our products and services and record an accrual for estimated future claims at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 20.
Environmental Cleanup Matters
We expense environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 20.
Legal Expenses
We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note 20.
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under our cooperative advertising program with dealers and franchisees are recorded as reductions of sales as related revenues are recognized. Refer to Note 17.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
Rationalizations
We adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for all exit or disposal activities initiated after December 31, 2002. SFAS 146 requires, among other things, that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Refer to Note 3.
Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Refer to Note 14.
Cash and Cash Equivalents/ Consolidated Statement of Cash Flows
Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Unpresented checks are recorded within accounts payable-trade and totaled $180.5 million and $139.6 million at December 31, 2004 and 2003, respectively. Cash flows associated with unpresented checks are classified as financing activities.
Restricted Cash and Restricted Net Assets
Restricted cash includes the settlement fund balance related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. At December 31, 2004, cash balances totaling $152.4 million were subject to such restrictions, compared to $23.9 million at December 31, 2003.
      In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations and there may be adverse tax consequences to such transfers. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. At December 31, 2004, approximately $220.6 million of net assets were subject to such restrictions, compared to approximately $259 million at December 31, 2003.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. Refer to Note 6.
Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred, as provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We elected to perform the goodwill impairment test annually as of July 31. The carrying amount of goodwill

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might have been warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Refer to Note 7.
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
Properties and Plants
Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of properties and plants, and interest costs incurred during the construction period of major projects, are capitalized. Repair and maintenance costs are charged to income in the period incurred. Properties and plants are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Refer to Notes 9 and 15.
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
Derivative Financial Instruments and Hedging Activities
To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/ or financial statement effects of the hedging instrument substantially offset those of the position being hedged.
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
      We do not include premiums paid on forward currency contracts in our assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in income as Foreign Currency Exchange over the life of the contract.
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
Termination of Contracts — Gains and losses (including deferred gains and losses in OCI) are recognized in income as Other (Income) and Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or Foreign Currency Exchange over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income as Other (Income) and Expense.
      Refer to Note 11.
Stock-Based Compensation
We used the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of our common stock at the end of the reporting period. Refer to Note 12.
      The following table presents the pro forma effect of using the fair value method to measure compensation cost:

	Year Ended December 31,

		Restated

	2004	2003	2002
(In millions, except per share)
Net income (loss) as reported	$114.8	$(807.4)	$(1,246.9)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	6.4	1.3	(5.6)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(20.2)	(28.0)	(28.7)

Net income (loss) as adjusted	$101.0	$(834.1)	$(1,281.2)

Net income (loss) per share:
Basic — as reported	$0.65	$(4.61)	$(7.47)
— as adjusted	0.58	(4.76)	(7.67)
Diluted — as reported	$0.63	$(4.61)	$(7.47)
— as adjusted	0.56	(4.76)	(7.67)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
Earnings Per Share of Common Stock
Basic earnings per share were computed based on the average number of common shares outstanding. Diluted earnings per share reflects the dilutive impact of outstanding stock options (computed using the treasury stock method) and in 2004, contingently convertible debt.
      We have adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. This pronouncement requires shares, issuable under contingent conversion provisions in debt agreements, to be included in the calculation of diluted earnings per share regardless of whether the provisions of the contingent features had been met. The provisions of Issue No. 04-08 are effective for reporting periods ending after December 15, 2004. Retroactive restatement of diluted earnings per share is required. Refer to Note 12.
      All earnings per share amounts in these notes to financial statements are diluted, unless otherwise noted. Refer to Note 12.
Reclassification
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Standards
      The Financial Accounting Standards Board (FASB) issued Staff Position No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (FSP 129-1). FSP 129-1 clarified certain disclosure requirements of the contingent conversion features of convertible securities. FSP 129-1 was effective immediately upon its release. Our disclosures related to our $350 million 4% Convertible Senior Notes due 2034 are in compliance with the disclosure requirements of FSP 129-1.
      The FASB issued, on May 19, 2004, FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. Based on the proposed regulations, during 2004 we determined that the overall impact of the adoption of FSP 106-2 was a reduction of expense in 2004 and in future annual periods of approximately $2 million on an annual basis. The adoption of FSP 106-2 also reduced our accumulated postretirement benefit obligation by approximately $19.7 million during 2004. On January 21, 2005 final regulations were issued. Based on the clarifications provided in the final regulations, our net periodic postretirement cost is expected to be lower by approximately $50 million in 2005, and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million during 2005.
      The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We must adopt the provisions of SFAS 123R as of the beginning of the first interim reporting period that begins after June 15,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
2005 (i.e. the third quarter of 2005), with early adoption encouraged. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after June 30, 2005.
      SFAS 123R allowed companies various transition approaches. We are currently assessing the timing and the transition method that we will use for the adoption of SFAS 123R. We expect to recognize additional compensation cost of approximately $3 million to $4 million per quarter that was not previously required to be recognized, beginning in the quarter in which we first implement the provisions of SFAS 123R. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act, when fully phased-in, includes a tax deduction of up to 9 percent of the lesser of (a) qualified production activities income or (b) taxable income, both as defined in the Act. In addition the Act includes a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated no later than in the 2005 tax year. The FASB issued two staff positions to address the accounting for income taxes in conjunction with the Act. FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (FSP 109-1), was effective upon its release on December 22, 2004. FSP 109-1 requires us to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted our existing deferred tax balances. Based on current earnings levels, this provision should not have a material impact on our income tax provision.
      FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), established accounting and disclosure requirements for enterprises in the process of evaluating, or completing the evaluation of, the repatriation provision of the Act. We have started an evaluation of the effects of the repatriation provision. We do not anticipate repatriating foreign earnings under the Act, as it may not provide an overall tax benefit. However, we do not expect to be able to complete this evaluation until our 2005 tax position has been more precisely determined and Congress or the Treasury Department provide additional clarifying language on key elements of the provision. If we ultimately determine to elect to repatriate earnings under the Act, it would not have a material impact on our results of operations, financial position or liquidity.
      The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or liquidity.
      The FASB has issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS 153). The provisions of SFAS 153 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the IASB related to the value on which the measurement of nonmonetary exchanges should be based. APB Opinion No. 29 (APB 29) provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. An exception was provided in APB 29 to measure exchanges of similar productive assets based on book values. SFAS 153 eliminates the exception in APB 29 for similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our results of operations, financial position or liquidity.
      The EITF issued Topic 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, (EITF 03-06). EITF 03-06 requires the use of the two-class method of computing EPS for enterprises with participating securities or multiple classes of common stock. The provisions of EITF 03-06 are effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have an impact on our EPS.

Note 2.	Restatement
The financial statements included in this 2004 Form 10-K have been restated to reflect adjustments to our previously reported quarterly financial data and annual financial statements included in our Form 10-K for the year ended December 31, 2003, as filed on May 19, 2004, and our previously-filed quarterly reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004. The restatement also affected periods prior to 2003. References to quarterly amounts are unaudited. All amounts are before tax unless otherwise noted. Refer to Note 24 for the effect of the restatement on quarterly periods of 2004 and 2003. We intend to file an amended Form 10-K for the year ended December 31, 2003 as expeditiously as possible.

Restatements Included in 2003 Form 10-K
      Our 2003 Form 10-K, filed on May 19, 2004, contained a restatement of our previously-issued quarterly financial data and annual financial statements. We identified adjustments through May 19, 2004 which reduced previously reported net income in 2003 and prior years by a total of $280.8 million. Of this amount, $56.2 million was included in 2003 net income and $224.6 million was included in net income in prior years. The impact on net income for the years ended December 31, 2002 and 2001 was $121.2 million and $50.5 million, respectively. The impact related to years prior to 2001 was a decrease in retained earnings of $52.9 million at January 1, 2001. Total shareholders’ equity at September 30, 2003 was reduced by adjustments to Accumulated Other Comprehensive Income (Loss) (OCI) of $183.9 million.
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
      The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of our efforts to reconcile these accounts, we identified various adjustments that were recorded in the second quarter of 2003 and subsequently identified additional adjustments that needed to be recorded. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate our previously issued financial statements on Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised us in October 2003 that the failure to identify certain issues that had affected several years financial statements related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliations.
      In December 2003, we discovered accounting irregularities in our European Union Tire business segment. The Audit Committee initiated a special investigation of these irregularities, and this investigation

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 2.         Restatement (continued)
was subsequently expanded to other overseas locations. The investigations identified accounting irregularities primarily related to earnings management whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. In the first and second quarters of 2004, we identified other adjustments. Some of these adjustments resulted from accounting irregularities including the understatement of workers’ compensation liability and the valuation of real estate received in payment of trade accounts receivable in Chile. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement of our financial statements for 2003 and prior years was necessary.
      In May 2004, PwC advised us that the circumstances it previously identified to us as collectively resulting in a material weakness had each individually become a material weakness. PwC advised us that this determination was due to the number of previously undetected errors that were attributable to the material weakness previously identified. A significant portion of these errors were detected by us. PwC further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States. These material weaknesses, if unaddressed, could result in material errors in our financial statements. In addition, PwC advised us that it had identified as reportable conditions our need to enhance certain finance personnel’s knowledge of U.S. GAAP and internal controls and the need to enhance controls related to the establishment of bank accounts.
      The restatement also included changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.
      The adjustments resulting from our initial restatement efforts, the special overseas accounting and workers’ compensation investigations and the 2003 year-end closing process are described as follows:
Accounting Irregularities. This category includes adjustments reducing income by a total of $29.0 million related to periods ending September 30, 2003 and earlier. Of this amount, $0.4 million of income was included in income in 2003 and $29.4 million of expense was included in income in prior years. These adjustments resulted from the overseas special accounting investigation, the understatement of our liability for workers’ compensation payments, the improper deferral of manufacturing variances in 1998, and certain adjustments in Chile, including the correction of the valuation of real estate received in payment for trade accounts receivable.
      Adjustments reducing income by a total of $9.2 million were included in the restatement as a result of the special accounting investigation in Europe and Asia. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred beyond the third quarter of 2003. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. As part of this investigation, an adjustment was made to defer a gain on a sale-leaseback transaction of $3.9 million beyond the third quarter of 2003 that was improperly recognized in prior periods.
      The workers’ compensation adjustments totaled $17.7 million related to periods ending on September 30, 2003 and earlier. These adjustments resulted from an understatement of our potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of our United States tire manufacturing plants were under-reserved. As a result, with the assistance of the outside administrator we reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in our workers’ compensation claims database that did not reflect our probable ultimate exposure. Of the $17.7 mil-

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 2.         Restatement (continued)
lion adjustment, $4.1 million affected income for the nine months ended 2003, $5.6 million and $2.3 million affected income for the years ended December 31, 2002 and 2001, respectively, and $5.7 million affected pre-2001 income. In addition, in the fourth quarter of 2003, $6.2 million was recorded relating to the understatement.
      In the second quarter of 1999, we discovered that $18.1 million of manufacturing variances at one of our United States tire manufacturing plants had been improperly deferred from 1998 to 1999. When the matter was discovered in the second quarter of 1999, we recorded the remaining costs that had not previously been recorded. As part of this restatement, we reduced income in 1998 by $18.1 million and increased income in 1999 by the same amount.
      In 2000, our subsidiary in Chile received approximately 13 acres of land in Santiago, Chile, in payment for trade accounts receivable from one of its Chilean customers. At the time, the subsidiary recorded the land based upon an inappropriate appraisal. In the first quarter of 2004, we had an additional appraisal performed that appropriately valued the land at a much lower value. The Audit Committee requested an investigation into the matter, and as a result, we recorded an adjustment to reduce the valuation of the land. The adjustment reduced income by $1.5 million in 2000. We also identified other adjustments in Chile whereby accrual accounts were improperly adjusted between periods or expenses were improperly deferred. Adjustments of $0.6 million were recorded related to these accounts.
      A summary of the accounting irregularities adjustments and the time periods affected follows:

		Year Ended
	Nine Months	December 31,
	Ended
	September 30, 2003	2002	2001	Pre-2001	Total

(In millions)	(Unaudited)
Income (Expense)
Accruals and deferred expenses — Europe and Asia	$4.5	$0.5	$(8.3)	$(2.0)	$(5.3)
Deferred income — Europe	—	(2.9)	(1.0)	—	(3.9)
Workers’ compensation	(4.1)	(5.6)	(2.3)	(5.7)	(17.7)
Accruals and deferred expenses — Chile	—	4.5	(1.6)	(3.5)	(0.6)
Land valuation — Chile	—	—	—	(1.5)	(1.5)

	$0.4	$(3.5)	$(13.2)	$(12.7)	$(29.0)

Account Reconciliations. This category includes adjustments totaling $144.9 million resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. Of this amount, $42.8 million was included in income in 2003 and $102.1 million was included in income in prior years. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into our accounting processes beginning in 1999.
      The following categories represent a majority of the account reconciliation adjustments included in the restatement:

A.	Interplant. We use an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for our foreign manufacturing locations. The $28.8 million Interplant charge corrects an

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

B.	North American Tire (NAT) Receivables. The adjustment to accounts receivable of $25.0 million is attributable to amounts erroneously recorded in our general ledger during the period April 1999 to November 2000. During this period, we implemented certain modules of an ERP accounting system. These modules were not properly integrated with existing systems resulting in an overstatement of sales and accounts receivable in the general ledger. This overstatement had to be reversed. Billings to customers and cash collections were appropriate during this period.

C.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to specific periods and accordingly, we recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Several factors relating to our ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

D.	Wingfoot Commercial Tire Systems, LLC. On November 1, 2000, we made a contribution, which included inventory, to Wingfoot Commercial Tire Systems, LLC, a consolidated subsidiary. On a consolidated basis, the inventory was valued at our historical cost. Upon the sale of the inventory, consolidated cost of goods sold was understated by $11.0 million. Additionally, inventory and fixed asset losses totaling $4.2 million were not expensed as incurred and were written off in connection with the restatement.

E.	Fixed Assets. The adjustments to other fixed assets totaled $13.1 million and related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed.

F.	General and Product Liability. The expense for general and product claims increased $11.6 million for the third quarter and nine months ended September 30, 2003, and related to the timing of the recognition of certain liabilities for Entran II claims. We reached final agreement with one of our insurers in November 2003, prior to filing the third quarter 10-Q, and recorded both a receivable and separately a corresponding liability related to Entran II matters. This amount was reflected in our amended quarterly report on Form 10-Q/A for the period ended September 30, 2003 filed on August 3, 2004, which has subsequently been restated, as discussed below in “Restatements Included in 2004 Form 10-K”.
      Adjustments totaling $23.0 million were recorded in OCI in the 2003 Form  10-K filed on May 19, 2004. An adjustment was made to record an $18.0 million charge to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was also made to record a $6.8 million charge to currency translation, with an offsetting credit to long-term assets. The adjustment affected the period from January 1, 2003 to September 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.
Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period we identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. The cumulative amount of out-of-period adjustments was a decrease to income of $0.6 million. Of this amount,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)
$0.8 million of income was included in income in 2003 and $1.4 million of expense was included in income in prior years.
      The most significant item in this category relates to the timing of the recognition of certain SAG expenses. As a result of the integration of the new enterprise resource planning system into our accounting processes beginning in 1999, certain expenses were incorrectly capitalized in inventory during 2001, 2000 and 1999. In the 2003 Form 10-K, we recorded an adjustment totaling $16.8 million during 2002 to correct the impact on prior years. Of this amount, $13.9 million applied to 2001.
Discount Rate Adjustments. In preparing our 2003 Form 10-K, we reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations for a majority of its domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, we determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Total reductions to income for 2000-2003 were $18.9 million, of which $13.0 million decreased income for the nine months ended September 30, 2003, and $14.9 million and $5.5 million decreased income for the years ended December 31, 2002 and 2001, respectively. Pre-2001 income was increased by $14.5 million as a result of these adjustments. This change also resulted in a charge to deferred pension costs in accumulated other comprehensive income (loss) (OCI) totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, we had established a valuation allowance against our net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002.
Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of our Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. The cumulative effect of Chemical Product segment adjustments at September 30, 2003 was a decrease to income of $7.7 million. Of this amount, $(0.6) million was included in income in 2003 and $8.3 million was included in income in prior years.
Tax Adjustments. As a result of the restatement adjustments included in the 2003 Form 10-K, an additional Federal and state valuation allowance of $121.6 million (including the $81.2 million charge for discount rate adjustments discussed above) was required to be recognized in 2002, the period in which we previously provided for our valuation allowance. The remaining amounts related to the correction of errors in the computation of deferred tax assets and liabilities.

Restatements Included in 2004 Form 10-K
      On November 5, 2004, we announced that we would file an amended 2003 Form  10-K to include summarized financial information related to certain investments in affiliates. We also announced a restatement of our previously reported financial statements. On December 30, 2004, we announced that we were working to resolve an accounting issue concerning an Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of this matter could have an impact on our previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment for a 10-year supply agreement between the Company and SPT, we also noted the possibility that other items having an impact on SPT’s prior period

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 2.         Restatement (continued)
financial statements could arise in the course of the review. On February 25, 2005, we announced that we would restate our 2004 third quarter Form 10-Q for additional adjustments identified subsequent to its filing on November 9, 2004. This Form 10-K reflects the resolution of the SPT accounting matters. The restatements of our previously issued quarterly and annual financial statements reflected adjustments that reduced previously reported net income by $19.8 million, of which $12.9 million related to SPT, as discussed below. Of this amount, $5.5 million of income was included in 2004 net income and $25.3 million of expense was included in net income in prior years. The impact on net income for the years ended December 31, 2003 and 2002 was $5.3 million and $19.9 million, respectively. The impact on years prior to 2002 was $0.1 million.
      The total reduction in net income of $19.8 million included $4.6 million of expense for additional items previously reflected in the restated financial results included in the Form 10-Q filed on November 9, 2004. Of this amount, $2.7 million of income was recorded in the quarter ended March 31, 2004; $0.3 million of income was recorded in the quarter ended June 30, 2004; and $7.6 million of expense was recorded in the quarter ended September 30, 2004. Additional items totaling $15.2 million of expense are reflected in the financial statements included in this Form 10-K for the year ended December 31, 2004.
      The adjustments included in the restatements are described as follows:
SPT. These adjustments reduced income by $12.9 million and resulted primarily from the recognition of a contractual obligation related to a supply agreement that was entered into in 2000 with our 50% owned affiliate in Australia, South Pacific Tyres, an impairment of certain property, plant and equipment, the timing of the recognition of certain rationalization charges and other adjustments identified in conjunction with a restatement of SPT’s historical U.S. GAAP financial results. Of this amount, a benefit of $0.6 million was included in income in 2004 and charges of $13.5 million were included in income in prior years. The adjustments included a charge that reduced income by $6.9 million to recognize payments we made pursuant to a long term supply agreement as a capital contribution. We made certain payments to SPT totaling $13.8 million under the terms of the supply agreement. As part of this restatement, we are recording 50% of those payments as capital contributions to SPT and 50% in expense, representing amounts contributed on behalf of our joint venture partner pursuant to the provisions of Emerging Issues Task Force Issue 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”. We also recorded a charge that reduced income by $4.3 million for the write-down of assets at a closed manufacturing facility.
General and Product Liability. We identified adjustments related to general and product liability — discontinued products which increased income by $9.5 million. Of this amount, $2.2 million was included in income in 2004 and $7.3 million was included in income in 2003. These adjustments were the result of the valuation firm’s review of additional historical defense costs data.
Account Reconciliations. We identified adjustments related to account reconciliation items in 2004 which reduced cumulative income by $4.0 million. Of this amount, a benefit of $2.5 million was included in income in 2004 and charges of $6.5 million were included in income in prior years. These adjustments were primarily comprised of $4.1 million in net expense related to the write-off of goodwill associated with certain retail stores previously sold in France, $2.9 million in expense related to the write-off of certain deferred charges, $1.8 million in expense related to a clerical error in recording adjustments to our workers’ compensation reserve as part of our restatement as of December 31, 2003, and $1.5 million in expense related to the reconciliation of an intra-company account, partially offset by favorable adjustments related to an overaccrual for payroll deductions of approximately $3.3 million, and additional equity in earnings of affiliates of approximately $1.0 million. Also included in the adjustments were an offsetting charge and credit of $2.7 million identified in 2004 that related to a leased tire asset account. Since it was not possible to allocate these offsetting $2.7 million adjustments to the applicable periods, we recorded both adjustments in

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)
the first quarter of 2004. We also reassessed our estimate of the discount rate used in determining net periodic pension cost and benefit obligations for two minor pension plans, and recorded a $1.3 million expense related to these two plans.
      Other restatement adjustments included $3.2 million in expense resulting from the incorrect calculation of depreciation on certain fixed assets, $2.6 million in expense related to account reconciliations at a subsidiary in Europe, $2.0 million in expense resulting from the failure to record expenses related to bank credit facilities and $1.8 million in expense from a physical inventory of fixed assets at a manufacturing facility. Adjustments were also identified that increased income by $4.8 million related to the reduction of previously recorded amortization expense resulting primarily from the revaluation of foreign currency-denominated goodwill related to a subsidiary in Europe from 1996 to 2001, $3.8 million for an overstatement of accounts payable, $2.6 million to reverse a loss on an asset write-off recorded in the third quarter of 2004 and $1.3 million related to asset sales at a retail chain in Europe. Other less significant adjustments reflected in the restatement amounted to an increase in cumulative income of $0.4 million.
      Additionally, we identified an error related to intercompany transactions arising from a programming and systems interface change with a computer program. This error caused sales and cost of goods sold in North American Tire to be understated by equal amounts. The restatement reflects an increase in sales and costs of goods sold during the first quarter of 2004 of $10.4 million each, and an increase in sales and cost of goods sold during the second quarter of 2004 of $10.8 million each to correct this. There was no effect on net income in any period.
      We also identified a misclassification of deferred income tax assets and liabilities on our Consolidated Balance Sheet at December 31, 2003. We had recorded certain deferred tax assets and liabilities on a gross basis rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. The misclassification overstated total assets and total liabilities by $356.7 million beginning at December 31, 2003. This had no impact on shareholders’ equity, net income, or cash flows.
      We also identified an adjustment to OCI totaling $5.8 million, primarily related to the revaluation of various foreign currency-denominated goodwill accounts and certain other accounts. This revaluation error resulted in goodwill and minority equity being understated and shareholders’ equity (deficit) being overstated by approximately $40 million, $31 million and $9 million, respectively, at December 31, 2003. The U.S. dollar value of these accounts increased since the time the goodwill was initially recorded, due primarily to the recent strengthening of the euro.
Tax Adjustments. We identified an additional adjustment to our net deferred tax valuation allowance that reduced net income by $11.5 million. The remaining tax adjustments relate to the correction of errors in the computation of deferred tax assets and liabilities.
      Certain 2004 quarterly financial information has also been restated in this Form 10-K to reflect adjustments to our previously reported financial information on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. Refer to Supplementary Data on page 149 for further information. We intend to file amended Form 10-Qs for these quarterly periods of 2004 as expeditiously as possible.
      The following table sets forth the effects of the restatement adjustments for both “Restatement Included in 2003 Form 10-K” and “Restatement Included in 2004 Form 10-K”, as discussed above, on the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 2.         Restatement (continued)
Consolidated Statement of Operations for the years ended December 31, 2003, 2002, and 2001, as well as the cumulative effect on periods ending prior to January 1, 2001.
Effect of restatement adjustments on Goodyear’s previously issued financial statements
Increase (decrease) in Income (loss)

	Year Ended December 31,

	Restated

	2003	2002	2001	Pre-2001	Total
(In millions, except per share amounts)
Net loss as originally reported(A)		$(1,105.8)	$(203.6)
Adjustments (pretax):
Accounting Irregularities		(3.5)	(13.2)	$(12.7)	$(29.4)
Account Reconciliations		(6.8)	(12.8)	(82.5)	(102.1)
Out-of-Period		15.2	(14.5)	(2.1)	(1.4)
Discount Rate Adjustments		(14.9)	(5.5)	14.5	(5.9)
Chemical Products Segment		14.2	(18.9)	(3.6)	(8.3)

Total adjustments (pretax)		4.2	(64.9)	(86.4)	(147.1)
Tax effect of restatement adjustments		(2.9)	17.9	32.3	47.3
Tax adjustments		(122.5)	(3.5)	1.2	(124.8)

Total taxes		(125.4)	14.4	33.5	(77.5)

Total net adjustments		(121.2)	(50.5)	$(52.9)	$(224.6)

Net loss as previously reported(B)	$(802.1)	$(1,227.0)	$(254.1)
SPT	(2.3)	(3.5)	0.6	(8.3)	(13.5)
General and Product Liability	7.3	—	—	—	7.3
Account Reconciliations	(5.4)	(1.8)	(1.7)	2.4	(6.5)

Total adjustments (pretax)	(0.4)	(5.3)	(1.1)	(5.9)	(12.7)
Tax effect of restatement adjustments	(0.1)	(7.4)	0.5	6.4	(0.6)
Tax adjustments	(4.8)	(7.2)	—	—	(12.0)

Total taxes	(4.9)	(14.6)	0.5	6.4	(12.6)

Total net adjustments	(5.3)	(19.9)	(0.6)	$0.5	$(25.3)

Net loss as restated	$(807.4)	$(1,246.9)	$(254.7)

Net Income (Loss) Per Share:
Basic as originally reported(A)		$(6.62)	$(1.27)
Effect of net adjustments		(0.73)	(0.32)

Basic as previously reported(B)	$(4.58)	$(7.35)	$(1.59)
Effect of net adjustments	(0.03)	(0.12)	—

Basic as restated	$(4.61)	$(7.47)	$(1.59)

Diluted as originally reported(A)		$(6.62)	$(1.27)
Effect of net adjustments		(0.73)	(0.32)

Diluted as previously reported(B)	$(4.58)	$(7.35)	$(1.59)
Effect of net adjustments	(0.03)	(0.12)	—

Diluted as restated	$(4.61)	$(7.47)	$(1.59)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.
      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the year ended December 31, 2003.

	Year Ended
	December 31, 2003

	As Originally
	Reported(A)	Restated
(In millions, except per share amounts)
Net Sales	$15,119.0	$15,122.1
Cost of Goods Sold	12,495.3	12,499.0
Selling, Administrative and General Expense	2,371.2	2,374.2
Rationalizations	291.5	291.5
Interest Expense	296.3	296.3
Other (Income) and Expense	267.3	263.4
Foreign Currency Exchange	40.2	40.7
Equity in Earnings of Affiliates	12.1	14.5
Minority Interest	35.0	32.8

Loss Before Income Taxes	(689.9)	(690.3)
U.S. and Foreign Taxes on Income (Loss)	112.2	117.1

Net Loss	$(802.1)	$(807.4)

Net Loss Per Share — Basic	$(4.58)	$(4.61)
Average Shares Outstanding	175.3	175.3
Net Loss Per Share — Diluted	$(4.58)	$(4.61)
Average Shares Outstanding	175.3	175.3

(A)	As reported in 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)
      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the years ended December 31, 2002 and 2001.

	Year Ended December 31, 2002

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$13,850.0	$13,856.2	$13,856.0
Cost of Goods Sold	11,313.9	11,303.9	11,306.9
Selling, Administrative and General Expense	2,223.9	2,203.2	2,202.4
Rationalizations	8.6	5.5	5.5
Interest Expense	241.3	241.7	242.7
Other (Income) and Expense	25.8	56.8	56.8
Foreign Currency Exchange	(10.2)	(9.7)	(8.7)
Equity in Earnings of Affiliates	8.8	13.2	13.8
Minority Interest	55.8	55.3	55.6

Loss Before Income Taxes	(17.9)	(13.7)	(19.0)
U.S. and Foreign Taxes on Income (Loss)	1,087.9	1,213.3	1,227.9

Net Loss	$(1,105.8)	$(1,227.0)	$(1246.9)

Net Loss Per Share — Basic	$(6.62)	$(7.35)	$(7.47)
Average Shares Outstanding	167.0	167.0	167.0
Net Loss Per Share — Diluted	$(6.62)	$(7.35)	$(7.47)
Average Shares Outstanding	167.0	167.0	167.0

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

	Year Ended December 31, 2001

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(In millions, except per share amounts)
Net Sales	$14,147.2	$14,162.5	$14,162.3
Cost of Goods Sold	11,619.5	11,685.3	11,687.8
Selling, Administrative and General Expense	2,248.8	2,220.5	2,219.1
Rationalizations	206.8	210.3	210.3
Interest Expense	292.4	297.1	298.0
Other (Income) and Expense	11.8	40.8	40.8
Foreign Currency Exchange	0.1	10.0	8.8
Equity in Earnings of Affiliates	40.6	39.7	39.5
Minority Interest	0.2	(3.3)	(3.0)

Loss Before Income Taxes	(273.0)	(337.9)	(339.0)
U.S. and Foreign Taxes on Income (Loss)	(69.4)	(83.8)	(84.3)

Net Loss	$(203.6)	$(254.1)	$(254.7)

Net Loss Per Share — Basic	$(1.27)	$(1.59)	$(1.59)
Average Shares Outstanding	160.0	160.0	160.0
Net Loss Per Share — Diluted	$(1.27)	$(1.59)	$(1.59)
Average Shares Outstanding	160.0	160.0	160.0

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)
      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2003.

	December 31, 2003

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$1,541.0	$1,544.2	$1,546.3
Short term securities	23.9	23.9	23.9
Accounts and notes receivable	2,621.5	2,622.7	2,616.3
Inventories	2,465.0	2,464.6	2,467.7
Prepaid expenses and other current assets	336.7	305.7	305.4

Total Current Assets	6,988.1	6,961.1	6,959.6
Long Term Accounts and Notes Receivable	255.0	255.0	275.7
Investments in and Advances to Affiliates	177.5	178.9	184.2
Other Assets	74.9	71.5	71.5
Goodwill	622.5	618.6	658.2
Other Intangible Assets	161.8	161.9	150.4
Deferred Income Tax	397.5	70.5	70.5
Prepaid and Deferred Pension Costs	868.3	869.9	869.9
Deferred Charges	252.7	246.7	255.9
Properties and Plants	5,207.2	5,208.9	5,205.2

Total Assets	$15,005.5	$14,643.0	$14,701.1

Liabilities
Current Liabilities:
Accounts payable-trade	$1,572.9	$1,574.9	$1,562.8
Compensation and benefits	983.1	982.7	987.6
Other current liabilities	572.2	571.5	585.2
United States and foreign taxes	306.1	268.7	270.7
Notes payable	137.7	137.7	146.7
Long term debt and capital leases due within one year	113.5	113.5	113.5

Total Current Liabilities	3,685.5	3,649.0	3,666.5
Long Term Debt and Capital Leases	4,826.2	4,825.8	4,825.8
Compensation and Benefits	4,540.4	4,542.6	4,541.7
Deferred and Other Noncurrent Income Taxes	689.4	370.1	380.6
Other Long Term Liabilities	451.4	451.4	464.7
Minority Equity in Subsidiaries	825.7	825.0	854.0

Total Liabilities	15,018.6	14,663.9	14,733.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

	December 31, 2003

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(Dollars in millions)
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares Outstanding shares, 175,309,002	$175.3	$175.3	$175.3
Capital Surplus	1,390.2	1,390.2	1,390.2
Retained Earnings	980.4	972.8	955.1
Accumulated Other Comprehensive Income (Loss)	(2,559.0)	(2,559.2)	(2,552.8)

Total Shareholders’ Equity	(13.1)	(20.9)	(32.2)

Total Liabilities and Shareholders’ Equity	$15,005.5	$14,643.0	$14,701.1

(A)	As reported in 2003 Form 10-K filed on May 19, 2004.

(B)	As reported in 2004 Form 10-Q filed on November 9, 2004.
The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2002.

	December 31, 2002

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$923.0	$918.1	$919.8
Short term securities	24.3	24.3	24.3
Accounts and notes receivable	1,459.7	1,438.1	1,437.4
Inventories	2,371.6	2,346.2	2,345.6
Prepaid expenses and other current assets	448.1	453.7	453.1

Total Current Assets	5,226.7	5,180.4	5,180.2
Long Term Accounts and Notes Receivable	236.3	242.8	242.8
Investments in and Advances to Affiliates	141.7	139.2	145.9
Other Assets	254.9	253.0	249.6
Goodwill	607.4	602.6	589.1
Other Intangible Assets	161.3	161.4	146.5
Deferred Income Tax	207.5	187.0	187.0
Prepaid and Deferred Pension Costs	913.4	913.4	912.5
Deferred Charges	205.1	202.7	203.9
Properties and Plants	5,192.3	5,156.2	5,155.6

Total Assets	$13,146.6	$13,038.7	$13,013.1

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Restatement (continued)

	December 31, 2002

	As Originally	As Previously
	Reported(A)	Reported(B)	Restated
(Dollars in millions)

Liabilities
Current Liabilities:
Accounts payable-trade	$1,502.2	$1,515.4	$1,517.0
Compensation and benefits	961.2	913.6	913.7
Other current liabilities	481.6	512.3	511.9
United States and foreign taxes	473.2	358.2	359.8
Notes payable and capital leases	283.4	283.4	283.4
Long term debt and capital leases due within one year	369.8	369.8	369.8

Total Current Liabilities	4,071.4	3,952.7	3,955.6
Long Term Debt and Capital Leases	2,989.0	2,989.8	2,989.5
Compensation and Benefits	4,194.2	4,497.3	4,499.9
Deferred and Other Noncurrent Income Taxes	194.9	298.6	305.0
Other Long Term Liabilities	306.3	317.1	317.1
Minority Equity in Subsidiaries	740.2	727.8	724.9

Total Liabilities	12,496.0	12,783.3	12,792.0
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares Outstanding shares, 175,309,002	175.3	175.3	175.3
Capital Surplus	1,390.3	1,390.1	1,390.1
Retained Earnings	2,007.1	1,782.5	1,762.5
Accumulated Other Comprehensive Income (Loss)	(2,922.1)	(3,092.5)	(3,106.8)

Total Shareholders’ Equity	650.6	255.4	221.1

Total Liabilities and Shareholders’ Equity	$13,146.6	$13,038.7	$13,013.1

(A)	As reported in 2002 Form 10-K filed on April 3, 2003.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.	Costs Associated with Rationalization Programs
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. The net amounts of rationalization charges to the Consolidated Statement of Income were as follows:

	2004	2003	2002
(In millions)
New charges	$94.8	$307.2	$26.5
Reversals	(39.2)	(15.7)	(18.0)
Other credits	—	—	(3.0)

	$55.6	$291.5	$5.5

The following table presents the reconciliation of the liability balance between periods:

	Associate-
	related	Other Than
	Costs	Associate-	Total
		related
	Restated	Costs	Restated

(In millions)
Accrual balance at December 31, 2001	$69.1	$53.3	$122.4
2002 charges	19.5	7.0	26.5
Incurred	(49.5)	(11.7)	(61.2)
Reversed to goodwill	(0.5)	—	(0.5)
Reversed to the income statement	(13.3)	(4.7)	(18.0)

Accrual balance at December 31, 2002	25.3	43.9	69.2
2003 charges	295.3	11.9	307.2
Incurred	(199.3)	(15.5)	(214.8)
Reversed to goodwill	—	(2.9)	(2.9)
Reversed to the income statement	(11.7)	(4.0)	(15.7)

Accrual balance at December 31, 2003	109.6	33.4	143.0
2004 charges	75.7	19.1	94.8
Incurred	(109.6)	(22.9)	(132.5)
FIN 46 adoption	—	1.5	1.5
Reversed to the income statement	(34.9)	(4.3)	(39.2)

Accrual balance at December 31, 2004	$40.8	$26.8	$67.6

2004 rationalizations consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in Chemical Products.
      In 2004, net charges were recorded totaling $55.6 million ($52.0 million after tax or $0.27 per share). The net charges included reversals of $39.2 million ($32.2 million after tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $94.8 million ($84.2 million after tax or $0.44 per share). Included in the $94.8 million of new charges are $77.4 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 640 were released by December 31, 2004. The costs of the 2004 actions consisted of $40.1 million related to future cash outflows, primarily for associate severance

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 3.         Costs Associated with Rationalization Programs (continued)
costs, including $31.9 million in non-cash pension curtailments and postretirement benefit costs and $5.4 million for noncancelable lease costs and other exit costs. Costs in 2004 also included $16.3 million related to plans initiated in 2003, consisting of $13.7 million of noncancelable lease costs and other exit costs and $2.6 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $34.9 million and lower leasehold and other exit costs of $4.3 million. Of the $34.9 million of associate severance cost reversals, $12.0 million related to previously approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
      In 2004, $75.0 million was incurred primarily for associate severance payments, $34.6 million for non-cash pension curtailments and postretirement benefit costs, and $22.9 million was incurred for noncancelable lease costs and other costs. The remaining accrual balance for all programs was $67.6 million at December 31, 2004, substantially all of which is expected to be utilized within the next 12 months.
      Accelerated depreciation charges totaling $10.4 million were recorded in 2004 for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in European Union Tire, Latin American Tire and Engineered Products. During 2004, $7.7 million was recorded as CGS and $2.7 million was recorded as SAG.
      The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

		Charges	Charges
	Expected Total	Recorded in	Reversed in
	Charge	2004	2004
(In millions)
North American Tire	$2.7	$2.7	$—
European Union Tire	31.7	29.3	3.5
Eastern Europe, Middle East and Africa Tire	3.7	3.7	—
Engineered Products	37.4	34.7	—
Chemical Products	4.9	4.9	—
Corporate	2.1	2.1	0.4

	$82.5	$77.4	$3.9

A significant portion of the additional restructuring costs not yet recorded is expected to be recorded in the first quarter of 2005.
      In 2003, net charges were recorded totaling $291.5 million ($267.1 million after tax or $1.52 per share). The net charges included reversals of $15.7 million ($14.3 million after tax or $0.08 per share) related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $307.2 million ($281.4 million after tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307.2 million of new charges, $174.8 million related to future cash outflows, primarily associate severance costs, and $132.4 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,400 associates will be released under the programs initiated in 2003, of which approximately 2,700 were exited in 2003 and approximately 1,500 were exited during 2004. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million. These reversals do not represent changes in the plans as originally approved by management.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3.	Costs Associated with Rationalization Programs (continued)
      As part of the 2003 rationalization program, we closed our Huntsville, Alabama tire facility in the fourth quarter of 2003. Of the $307.2 million of new rationalization charges in 2003, approximately $138 million related to the Huntsville closure and were primarily for associate-related costs, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in charges to CGS of approximately $35 million for asset impairments and $85 million for accelerated depreciation and the write-off of spare parts. In addition, 2003 CGS included charges totaling approximately $8 million to write-off construction in progress related to the research and development rationalization plan, and approximately $5 million for accelerated depreciation on equipment taken out of service at European Union Tire’s facility in Wolverhampton, England.
      The following table summarizes, by segment, the total charges expected to be recorded, the new charges recorded in 2004, the total charges recorded to-date and the total amounts reversed to-date, related to plans initiated in 2003:

	Expected	Charges	Charges	Charges
	Total	Recorded	Recorded	Reversed
	Charge	in 2004	to Date	to Date
(In millions)
North American Tire	$216.4	$10.3	$211.0	$15.2
European Union Tire	63.6	4.3	63.6	6.4
Latin American Tire	11.7	1.3	11.7	4.5
Engineered Products	29.8	0.4	29.8	12.2
Corporate	7.4	—	7.4	2.5

	$328.9	$16.3	$323.5	$40.8

A significant portion of the additional restructuring costs not yet recorded is expected to be recorded in the first quarter of 2005.
      In 2002, net charges were recorded totaling $5.5 million ($6.4 million after tax or $0.03 per share). The net charges included reversals of $18.0 million ($14.3 million after tax or $0.09 per share) for reserves from rationalization actions no longer needed for their originally intended purpose. In addition, new charges were recorded totaling $26.5 million ($23.0 million after tax or $0.14 per share) and other credits were recorded totaling $3.0 million ($2.3 million after tax or $0.02 per share). The 2002 rationalization actions consisted of a manufacturing facility consolidation in Europe, the closure of a mold manufacturing facility and a plant consolidation in the United States, and administrative consolidations. Of the $26.5 million charge, $24.2 million related to future cash outflows, primarily associate severance costs, and $2.3 million related to a non-cash write-off of equipment taken out of service in Engineered Products and North American Tire.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Other (Income) and Expense

		Restated

	2004	2003	2002
(In millions)
Asset sales	$4.2	$25.1	$(28.0)
Interest income	(34.4)	(25.9)	(18.8)
Financing fees and financial instruments	116.5	99.4	48.4
General and product liability — discontinued products	52.7	138.1	33.8
Insurance fire loss deductible	11.7	—	—
Environmental insurance settlement	(156.6)	—	—
Miscellaneous	14.1	26.7	21.4

	$8.2	$263.4	$56.8

Net losses on asset sales in 2004 were $4.2 million. Asset sales included a gain of $13.3 million ($10.3 million after tax or $0.05 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products. In addition, a loss of $17.5 million ($17.8 million after tax or $0.09 per share) was recorded on the sale of corporate assets and assets in North American Tire, European Union Tire and Chemical Products, including a loss of $14.5 million on the write-down of assets of our natural rubber plantations in Indonesia.
      Net losses on asset sales in 2003 were $25.1 million. Asset sales included a loss of $17.6 million ($8.9 million after tax or $0.05 per share) on the sale of 20,833,000 shares of common stock of Sumitomo Rubber Industries, Ltd. A loss of $14.4 million ($13.2 million after tax or $0.08 per share) was recorded in 2003 on the sale of assets in Engineered Products, North American Tire and European Union Tire. A gain of $6.9 million ($5.8 million after tax or $0.04 per share) was recorded in 2003 resulting from the sale of assets in Asia/ Pacific Tire, Latin American Tire and European Union Tire.
      Net gains on asset sales in 2002 were $28.0 million ($23.7 million after tax or $0.14 per share), and resulted from the sale of assets in Latin American Tire, Engineered Products and European Union Tire. The write-off of a miscellaneous investment of $4.1 million ($4.1 million after tax or $0.02 per share) was also included in Other (income) and expense in 2002.
      Interest income consisted primarily of amounts earned on cash deposits. The increase in 2004 and 2003 was due primarily to higher levels of cash deposits in the United States. At December 31, 2004, significant concentrations of cash, cash equivalents and restricted cash held by our international subsidiaries included the following amounts:

•	$590.3 million or 27.8% in Europe, primarily Western Europe, ($650.8 million (as restated) or 41.4% at December 31, 2003),

•	$197.8 million or 9.3% in Latin America, primarily Brazil, ($176.4 million or 11.2% at December 31, 2003), and

•	$140.1 million or 6.6% in Asia ($116.8 million or 7.4% at December 31, 2003).
      Financing fees and financial instruments included amortization of debt issuance costs and commitment fees, debt refinancing fees and accounts receivable sales fees totaling $116.5 million, $99.4 million and $48.4 million in 2004, 2003 and 2002, respectively. The increase in financing fees and financial instruments is due to the costs incurred in connection with the restructuring and refinancing of our bank credit and receivables securitization facilities, including $20.5 million of deferred costs written-off in 2004 in connection with our refinancing activities in 2004. Financing fees and financial instruments included $45.6 million in 2003 related to new facilities. Refer to Note 11.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Other (Income) and Expense (continued)
      General and product liability-discontinued products charges were $52.7 million, $138.1 million (as restated) and $33.8 million in 2004, 2003 and 2002, respectively. These charges related to asbestos personal injury claims and for liabilities related to Entran II claims, net of probable insurance recoveries. Of the $52.7 million of net expense recorded in 2004, $41.4 million related to Entran II claims ($141.4 million of expense and $100.0 million of insurance recoveries) and $11.3 million related to asbestos claims ($13.0 million of expense and $1.7 million of probable insurance recoveries). Of the $138.1 million (as restated) of net expense recorded in 2003, $180.4 million related to Entran II claims ($255.4 million of expense and $75.0 million of probable insurance recoveries) and $(42.3) million (as restated) related to asbestos claims ($24.3 million of expense and $66.6 million of probable insurance recoveries). Of the $33.8 million of net expense recorded in 2002, $9.8 million related to Entran II claims and $24.0 million related to asbestos claims. We did not record any probable insurance recoveries in 2002.
      Insurance fire loss deductible included a charge of $11.7 million ($11.6 million after tax or $0.07 per share) related to fires at our facilities in Germany, France and Thailand. During 2004, approximately $36 million in insurance recoveries were received related to these fire losses. At December 31, 2004 we had recorded an insurance receivable of approximately $16.2 million to recover additional expenses associated with the fire losses in Germany. We did not record any insurance recoveries in excess of the net book value of the assets destroyed (less the insurance deductible limits) and other costs incurred. Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”
      Environmental insurance settlement in 2004 included a benefit of $156.6 million resulting from a settlement with certain insurance companies. We will receive $159.4 million ($156.6 million plus imputed interest of $2.8 million) in installments in 2005 and 2006 in exchange for releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded in prior years.
      Miscellaneous items included financial transaction taxes in Latin America of $7.5 million, $12.6 million and $7.9 million in 2004, 2003 and 2002, respectively. Costs related to the exploration of a possible sale of Chemical Products totaling $3.5 million and $3.4 million were included in 2004 and 2003, respectively. A $6.1 million charge for the adoption of FIN 46 for lease-financing SPEs was recorded in 2003. Charges of $7.2 million for the write-off of miscellaneous investments were recorded in 2002.

Note 5.	Accounts and Notes Receivable

		2003
	2004	Restated
(In millions)
Accounts and notes receivable	$3,571.8	$2,745.2
Allowance for doubtful accounts	(144.4)	(128.9)

	$3,427.4	$2,616.3

Accounts and Notes Receivable included non-trade receivables totaling $456.6 million and $354.6 million at December 31, 2004 and 2003, respectively. These amounts related to an environmental insurance settlement in 2004, derivative financial instruments, general and product liability insurance and various other items.
      The allowance for doubtful accounts represents an estimate of the losses expected from our accounts and notes receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors including historical loss experience by region, portfolio duration, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Accounts and Notes Receivable (continued)
      Prior to April 1, 2003, we maintained a program for the continuous sale of substantially all of our domestic trade accounts receivable to Wingfoot A/ R LLC, a wholly-owned limited liability subsidiary company that was a bankruptcy-remote special purpose entity. A similar program also was maintained for substantially all of the trade accounts receivable of our wholly-owned subsidiary in Canada. The results of operations and financial position of Wingfoot A/ R LLC were not included in our consolidated financial statements as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This program was terminated on April 1, 2003. Accordingly, accounts receivable sold under this program are now recognized on our Consolidated Balance Sheet. Our consolidated debt increased by $577.5 million at April 1, 2003 in connection with the termination of this program.
      The following table presents certain cash flows related to this program:

2003
(In millions)
Proceeds from collections reinvested in previous securitizations	$1,089.1
Servicing fees received	1.2
Reimbursement for rebates and discounts issued	28.2
Cash used for termination of program	545.3
Certain of our international subsidiaries had established accounts receivable continuous sales programs whereunder these subsidiaries may receive proceeds from the sale of certain of their receivables to SPE affiliates of certain banks. These subsidiaries retained servicing responsibilities. At December 31, 2004, there were no amounts utilized under these programs. The value in U.S. dollars of which these international subsidiaries could borrow was $104.2 million at December 31, 2003. The following table presents certain cash flows related to these programs:

	2004	2003
(In millions)
Proceeds from collections reinvested in previous securitizations	$632.7	$1,440.3
Reimbursement for rebates and discounts issued	59.3	76.5
In addition, various other international subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2004 and 2003. The receivable financing programs of these international subsidiaries did not utilize an SPE at December 31, 2004. At December 31, 2004, the value in U.S. dollars of which these international subsidiaries could borrow was $4.8 million, compared to $18.6 million at December 31, 2003.
The total amount of financing provided from all domestic and international agreements worldwide was $4.8 million at December 31, 2004, compared to $122.8 million at December 31, 2003.

Note 6.	Inventories

		2003

	2004	Restated
(In millions)
Raw materials	$543.0	$458.8
Work in process	143.6	112.0
Finished products	2,098.2	1,896.9

	$2,784.8	$2,467.7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. We elected to perform the annual impairment testing as of July 31. Based on the results of the testing, no impairment of goodwill or intangible assets with indefinite lives has been indicated.
      The following table presents information about goodwill and other intangible assets:

				2003

	2004			Restated

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In millions)
Goodwill	$833.5	$(113.2)	$720.3	$764.8	$(106.6)	$658.2

Intangible assets with indefinite lives	$123.5	$(7.3)	$116.2	$117.3	$(7.3)	$110.0
Trademarks and Patents	50.5	(21.0)	29.5	44.6	(16.8)	27.8
Other intangible assets	25.6	(8.7)	16.9	19.9	(7.3)	12.6

Total Other intangible assets	$199.6	$(37.0)	$162.6	$181.8	$(31.4)	$150.4

The net carrying amount of goodwill increased by approximately $45 million during 2004 due to currency translation, approximately $5 million due to the consolidation of SPT and T&WA and approximately $12 million due to the net affect of acquisitions and divestitures. Refer to Notes 1, 8 and 10.
      The carrying amount of intangible assets with indefinite lives totaled $116.2 million and $110.0 million (as restated) at December 31, 2004 and 2003, respectively. This amount is comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.
      Amortization expense for intangible assets totaled $4.5 million, $4.8 million and $4.3 million in 2004, 2003, and 2002, respectively. We estimate that annual amortization expense related to intangible assets will range from approximately $3 million to $4 million during each of the next five years and the weighted average remaining amortization period is approximately 18 years.
      The net carrying amount of goodwill allocated by reporting unit, and changes during 2004, follow:

	Restated			Translation &
	Balance at	Purchase Price	FIN 46	Other	Balance at
	December 31, 2003	Allocation	Impact	Adjustments	December 31, 2004
(In millions)
North American Tire	$100.6	$—	$2.6	$(1.5)	$101.7
European Union Tire	357.3	13.5	—	29.4	400.2
Eastern Europe, Middle East and Africa Tire	116.7	0.7	—	12.9	130.3
Latin American Tire	1.2	—	—	(0.1)	1.1
Asia/ Pacific Tire	62.6	—	1.9	2.5	67.0
Engineered Products	19.8	—	—	0.2	20.0

	$658.2	$14.2	$4.5	$43.4	$720.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets (continued)
The net carrying amount of goodwill allocated by reporting unit, and changes during 2003, follow:

	Restated

		Purchase Price
	Balance at	Allocation	Translation &	Balance at
	December 31, 2002	Reversals	Other Adjustments	December 31, 2003
(In millions)
North American Tire	$99.6	$—	$1.0	$100.6
European Union Tire	305.9	(2.9)	54.3	357.3
Eastern Europe, Middle East and Africa Tire	103.7	—	13.0	116.7
Latin American Tire	1.5	—	(0.3)	1.2
Asia/ Pacific Tire	60.0	—	2.6	62.6
Engineered Products	18.4	—	1.4	19.8

	$589.1	$(2.9)	$72.0	$658.2

Note 8.	Investments
Consolidation of Variable Interest Entities
As discussed in Note 1, FIN 46 became effective immediately for all VIEs created after January 31, 2003, and required certain disclosures in financial statements issued after January 31, 2003, about the nature, purpose, size and activities of all VIEs covered by its provisions, and their maximum exposure to loss. FIN 46 also required companies to consolidate VIEs created before February 1, 2003, in financial statements for periods ending after June 15, 2003. During 2003, the FASB delayed the required implementation date of FIN 46 for entities that are not special purpose entities (SPEs) until the first reporting period ending after March 15, 2004.
      We applied the provisions of FIN 46, effective July 1, 2003, to VIEs representing lease-financing arrangements with SPEs. We were a party to lease agreements with several unrelated SPEs that are VIEs as defined by FIN 46. The agreements were related to certain North American distribution facilities and certain corporate aircraft. The assets, liabilities and results of operations of these SPEs were consolidated in the third quarter of 2003. Refer to Note 10.
      We had evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two previously unconsolidated investments. South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which sells to original equipment manufacturers, were consolidated effective January 1, 2004. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA, which was included in Other assets and liabilities in the Operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $371 million and total liabilities of approximately $373 million. Net sales for SPT and T&WA in 2004 were $707.4 million and $523.8 million, respectively, and were included in our consolidated net sales for 2004. SPT recorded net income of $0.4 million in 2004 and T&WA recorded a net loss of $2.7 million in 2004. In connection with the consolidation of SPT and T&WA, we recorded approximately $5 million of goodwill.
      Our parent company (Goodyear) and certain of our subsidiaries have guaranteed certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia PTY Limited (a wholly-owned subsidiary of Goodyear) and certain subsidiaries of Goodyear Australia PTY Limited guarantee SPT’s obligations under credit

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Investments (continued)
facilities in the amount of $74.2 million. The guarantees are unsecured. Assets of certain subsidiaries of SPT secure the SPT credit facilities. At December 31, 2004, the carrying amount of the secured assets of these subsidiaries was $224.4 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear has guaranteed an industrial revenue bond obligation of T&WA in the amount of $5.4 million. The guarantee is unsecured.
Investments and Acquisitions
We owned 3,421,305 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2004 and 2003 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $32.1 million and $18.6 million at December 31, 2004 and 2003, respectively, and was included in Other Assets on the Consolidated Balance Sheet. We have classified the Sumitomo Investment as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, gains and losses resulting from changes in the fair value of the Sumitomo Investment are deferred and reported on the Consolidated Balance Sheet as Accumulated Other Comprehensive Income (OCI). At December 31, 2004, OCI included a gross unrealized holding gain on the Sumitomo Investment of $15.6 million ($17.0 million after tax), compared to $2.1 million ($3.6 million after tax) at December 31, 2003.
      During 2003, we sold 20,833,000 shares of the Sumitomo Investment for approximately $83 million and recorded a loss of $17.6 million ($8.9 million after tax or $0.05 per share). We had acquired a 10% ownership of SRI as part of the 1999 global alliance between the two companies. We now hold approximately 1.3% of SRI’s outstanding shares.
      During 2002, we acquired additional shares of Sava Tires Joint Venture Holding d.o.o. (“Sava Tire”), a tire manufacturing subsidiary in Slovenia, at a cost of $38.9 million. Our ownership of this subsidiary increased from 60% to 80%. During 2003, we transferred our 80% ownership of Sava Tire to Goodyear Dunlop Tires Europe B.V. (“GDTE”), a 75% owned subsidiary, for $282.3 million. In June 2004, we exercised our call option, purchased the remaining outstanding 20% ownership interest of Sava Tires for approximately $52 million, and sold it to GDTE for approximately $85.2 million. As a result of these transactions, we now indirectly own 75% of Sava Tire, with GDTE’s joint venture partner, SRI, owning the remaining 25%. The acquisition was accounted for using the purchase method of accounting. Pursuant to these transactions, we recorded additions to goodwill of $0.7 million in 2004 and $6.8 million in 2002. The purchase price allocation has been completed at December 31, 2004.
      In July 2004, GDTE completed the acquisition of the remaining 50% outstanding ownership interest of Däckia, a major tire retail group in Sweden, for approximately $10 million. We originally acquired a 50% stake in 1995. As a result of this transaction, we now indirectly own 75% of Däckia, with SRI owning the remaining 25%. The acquisition was accounted for using the purchase method of accounting. The asset valuations have been completed and the purchase price has been allocated. Pursuant to the purchase and resulting consolidation, we recorded an addition to goodwill of $13.5 million. We also recorded intangible assets, including customer relationships, trademarks and partner relationships, totaling $8.2 million.
      In 2003, we purchased Arkansas Best Corporation’s remaining 19% ownership interest in Wingfoot Commercial Tire Systems, LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for $71.2 million.
      Dividends received from our consolidated subsidiaries were $155.1 million, $219.0 million and $113.1 million in 2004, 2003 and 2002, respectively. Dividends received from our unconsolidated affiliates

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Investments (continued)
accounted for using the equity method were $3.4 million, $2.8 million and $1.6 million in 2004, 2003 and 2002, respectively.
Non-cash Investing and Financing Activities
In 2002, we issued 11.3 million shares of our Common Stock from Treasury and recorded $137.9 million as a contribution to certain domestic pension plans.

Note 9.	Properties and Plants

				2003

	2004			Restated

		Capital			Capital
	Owned	Leases	Total	Owned	Leases	Total
(In millions)
Properties and plants, at cost:
Land and improvements	$360.1	$16.6	$376.7	$343.1	$9.3	$352.4
Buildings and improvements	1,778.6	94.0	1,872.6	1,653.0	67.9	1,720.9
Machinery and equipment	10,491.2	102.5	10,593.7	9,873.6	92.1	9,965.7
Construction in progress	448.7	—	448.7	418.9	—	418.9

	13,078.6	213.1	13,291.7	12,288.6	169.3	12,457.9
Accumulated depreciation	(7,746.3)	(90.2)	(7,836.5)	(7,168.8)	(83.9)	(7,252.7)

	$5,332.3	$122.9	$5,455.2	$5,119.8	$85.4	$5,205.2

The useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 40 years; machinery and equipment, 15 years.

Note 10.	Leased Assets
Net rental expense charged to income follows:

	2004	2003	2002
(In millions)
Gross rental expense	$349.4	$330.5	$298.8
Sublease rental income	(74.0)	(64.9)	(68.4)

	$275.4	$265.6	$230.4

We enter into leases primarily for vehicles, data processing equipment and our wholesale and retail distribution facilities under varying terms and conditions. A portion of our domestic retail distribution network is sublet to independent dealers. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance.
      While substantially all subleases and some operating leases are cancellable for periods beyond 2005, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets (continued)
      The following table presents minimum future lease payments:

						2010 and
	2005	2006	2007	2008	2009	Beyond	Total
(In millions)
Capital Leases
Minimum lease payments	$10.4	$9.5	$9.0	$8.9	$8.5	$44.8	$91.1
Imputed interest							(29.5)
Executory costs							(1.2)

Present value							$60.4

Operating Leases
Minimum lease payments	$320.3	$262.6	$203.1	$146.8	$110.5	$476.0	$1,519.3
Minimum sublease rentals	(52.2)	(42.9)	(34.2)	(25.6)	(17.0)	(32.0)	(203.9)

	$268.1	$219.7	$168.9	$121.2	$93.5	$444.0	1,315.4

Imputed interest							(369.4)

Present value							$946.0

At December 31, 2004 and 2003, we were a party to lease agreements with certain unrelated SPEs that are VIEs as defined by FIN 46. The agreements were related to certain North American distribution facilities and, in 2003, certain corporate aircraft. The corporate aircraft agreements were terminated during 2004. At December 31, 2004, the carrying amount of these North American distribution facilities totaled $26.8 million. Refer to Note 11.
      The assets, liabilities and results of operations of these SPEs were consolidated effective July 1, 2003, pursuant to the provisions of FIN 46. This resulted in an increase in Total Liabilities of approximately $34 million and an increase in Properties and Plants of approximately $28 million. We also recorded a $6.1 million charge in Other (Income) and Expense due to the adoption of FIN 46 for these SPEs. Financing costs related to these SPEs were included in SAG prior to July 1, 2003. Subsequent to that date, the financing costs were recognized as Interest Expense. Refer to Notes 1 and 8.

Note 11.	Financing Arrangements and Derivative Financial Instruments
At December 31, 2004, we had total credit arrangements totaling $7.30 billion, of which $1.12 billion were unused.
Notes Payable, Long Term Debt due Within One Year and Short Term Financing Arrangements
At December 31, 2004, we had short term committed and uncommitted credit arrangements totaling $413.1 million, of which $122.5 million related to consolidated VIEs. Of these amounts, $192.4 million and $31.1 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
      The following table presents information about amounts due within one year at December 31:

	2004	2003
(In millions)
Notes payable:
Amounts related to VIEs	$91.4	$—
Other international subsidiaries	129.2	146.7

	$220.6	$146.7

Weighted-average interest rate	6.35%	4.81%

Long term debt due within one year:
Amounts related to VIEs	$24.4	$—
6.375% Euro Notes due 2005	542.0	—
European credit facilities	400.0	—
Other (including capital leases)	43.5	113.5

	$1,009.9	$113.5

Weighted-average interest rate	6.78%	5.25%
Total obligations due within one year	$1,230.5	$260.2

Amounts related to VIEs in Notes payable represent short term debt of SPT. Amounts related to VIEs in Long term debt due within one year represented amounts owed by T&WA and under lease-financing arrangements with SPEs. At December 31, 2004, we were a party to lease agreements with certain SPEs that are VIEs as defined by FIN 46. The agreements were related to certain North American distribution facilities.
Long Term Debt and Financing Arrangements
At December 31, 2004, we had long term credit arrangements totaling $6.9 billion, of which $923.7 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
      The following table presents long term debt at December 31:

	2004	2003
(In millions)
6.375% Euro Notes due 2005	$542.0	$504.6
5.375% Swiss franc bonds due 2006	139.3	128.0
4.00% Convertible Senior Notes due 2034	350.0	—
Notes:
6 5/8% due 2006	222.5	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.9	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.7	—
7% due 2028	149.1	149.1
Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$400 million senior secured term loan European facility due 2005	400.0	400.0
$800 million senior secured asset-based term loan due 2006	800.0	800.0
$650 million senior secured asset-based term loan due 2006	650.0	—
Revolving credit facilities due 2005 and 2006	—	839.0
Pan-European accounts receivable facility due 2009	224.7	—
Amounts related to VIEs	94.4	60.4
Other domestic and international debt	129.0	112.9

	5,398.6	4,891.6
Capital lease obligations	60.4	47.7

	5,459.0	4,939.3
Less portion due within one year	(1,009.9)	(113.5)

	$4,449.1	$4,825.8

The following table presents information about long term fixed rate debt at December 31:

	2004	2003
(In billions)
Carrying amount	$3.05	$2.23
Fair value	3.22	2.11
The fair value was estimated using quoted market prices or discounted future cash flows. The increase in the carrying amount and fair value from 2003 was due primarily to the issuance of the 11% Notes due 2011 and the 4% Convertible Senior Notes due 2034. The fair value exceeded the carrying amount at December 31, 2004 due primarily to an improvement in our credit spreads. The fair value of the 6 5/8% Notes due 2006 was hedged by floating rate swap contracts with notional principal amounts totaling $200 million at December 31, 2004 and 2003.
      The fair value of our variable rate debt approximated its carrying amount at December 31, 2004 and 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
      The principal and interest of the Swiss franc bonds due 2006 were hedged by currency swap agreements at December 31, 2004 and 2003, as discussed below.
      The Euro Notes, Swiss franc bonds, Convertible Senior Notes and other Notes have an aggregate face amount of $3.10 billion and are reported net of unamortized discounts totaling $3.7 million ($1.96 billion and $1.7 million, respectively, at December 31, 2003).
      At December 31, 2004, the floating rate term loans due 2005 and 2006 and Notes due 2011 totaled $2.05 billion and were variable rate agreements based upon LIBOR plus a fixed spread. The weighted-average interest rate on amounts outstanding under these agreements was 6.87%. At December 31, 2003, $1.78 billion was outstanding at a weighted-average interest rate of 5.17%. The interest rate on $325 million principal amount of these borrowings was hedged by fixed rate swap contracts at December 31, 2003.
      At December 31, 2004, there were no borrowings outstanding under the revolving credit facilities due 2005 and 2006. At December 31, 2003, amounts outstanding were comprised of $839.0 million of variable rate agreements based upon LIBOR plus a fixed spread, with a weighted-average interest rate of 5.15%.
      The five-year pan-European accounts receivable facility due 2009 involves the twice-monthly sale of substantially all of the trade accounts receivable of certain subsidiaries of GDTE to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. At December 31, 2004, $224.7 million was outstanding with a weighted-average Euribor-based interest rate of 5.16%.
      At December 31, 2004, amounts related to VIEs represented long term debt of SPT and T&WA, and amounts owed under lease-financing arrangements with SPEs. At December 31, 2004, we were a party to lease agreements with certain SPEs that are VIEs as defined by FIN 46. The weighted-average rate in effect under the terms of these loans was 6.41%. The agreements were related to certain North American distribution facilities at December 31, 2004. At December 31, 2003, these amounts represented lease-financing arrangements with SPEs related to North American distribution facilities and corporate aircraft.
      Other domestic and international debt at December 31, 2004, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2005-2023. The weighted-average interest rate in effect under these loans was 6.15% at December 31, 2004, compared to 6.25% at December 31, 2003.
$350 Million Convertible Senior Note Offering
On July 2, 2004, we completed an offering of $350 million aggregate principal amount of 4.00% Convertible Senior Notes due June 15, 2034. The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds from the notes were used to repay temporarily a revolving credit facility and for working capital purposes.
$650 Million Senior Secured Notes
On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the then-existing U.S. term loan facility, permanently reduce commitments under the then-existing revolving credit facility by $70 million, and for general corporate purposes. The notes are guaranteed by the same subsidiaries that guarantee the U.S. deposit-funded credit facility and asset-based credit facilities. The notes are secured by perfected fourth-priority liens on the same collateral securing those facilities (pari-passu with the liens on that domestic collateral securing the parent guarantees of the European revolving credit facility).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
      We have the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. We may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. We have the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 104.0%, 102.0%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, we have the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings. The redemption price would be 111% for the fixed rate notes and 100% plus the then applicable floating rate for the floating rate notes, plus accrued and unpaid interest to the redemption date.
      The indenture for the senior secured notes contains restrictions on our operations, including limitations on:

•	incurring additional indebtedness or liens,

•	paying dividends, making distributions and stock repurchases,

•	making investments,

•	selling assets, and

•	merging and consolidating
      The deposit-funded credit facility also limits the amount of capital expenditures we may make to $500 million in 2004, 2005 and 2006, and $375 million in 2007 (through September 30, 2007). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by us from permitted asset sales and equity and debt issuances. In addition, unused capital expenditures may be carried over into the next year. As a result of certain activities, the capital expenditure limit for 2004 was increased from $500 million to approximately $1.10 billion. Our capital expenditures for 2004 totaled $518.6 million. The capital expenditure carryover from 2004 was $603.0 million, and in the absence of any other transactions, the limit for 2005 will be $1.10 billion.
      In the event that the senior secured notes have a rating equal to or greater than Baa3 from Moody’s and BBB- from Standard and Poor’s, a number of those restrictions will not apply, for so long as those credit ratings are maintained.
$645 Million Senior Secured U.S. Term Facility
At December 31, 2003, the balance due on the U.S. term facility was $583.3 million due to a partial pay-down of the balance during the second quarter of 2003. On March 12, 2004, all outstanding amounts under the facility were prepaid and the facility was retired. The U.S. term facility had a maturity date of April 30, 2005.
$650 Million Senior Secured European Facilities
Goodyear Dunlop Tires Europe B.V. and subsidiaries (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of December 31, 2004, there were no borrowings outstanding under the revolving credit facility and $400 million outstanding under the term facility.
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
      The collateral pledged under the European facilities includes:

•	all of the capital stock of Goodyear Finance Holding S.A. and certain subsidiaries of GDTE,

•	a perfected first-priority interest in and mortgages on substantially all the tangible and intangible assets of GDTE in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable used in securitization programs, and

•	with respect to the European revolving credit facility, a perfected fourth priority interest in and mortgages on the collateral pledged under the deposit-funded credit facility and the asset-based facilities, except for real estate other than our U.S. corporate headquarters.
      Consistent with the covenants applicable to Goodyear in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to:

•	incur additional indebtedness (including a limit of €275 million in accounts receivable transactions),

•	make investments,

•	sell assets beyond specified limits,

•	pay dividends, and

•	make loans or advances to Goodyear companies that are not subsidiaries of GDTE.
      The European facilities also contain certain additional covenants identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $100 million in 2005 (through April 30).
      Subject to the provisions in the European facilities and agreements with our joint venture partner, Sumitomo Rubber Industries, Ltd. (SRI), GDTE is permitted to transfer funds to Goodyear. These provisions and agreements include limitations on loans and advances from GDTE to Goodyear and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms.
      Any amount outstanding under the term facility is required to be prepaid with:

•	75% of the net cash proceeds of all sales and dispositions of assets by GDTE and its subsidiaries greater than $5 million, and

•	50% of the net cash proceeds of debt and equity issuances by GDTE and its subsidiaries.
      The U.S. and European facilities can be used, if necessary, to fund ordinary course of business needs, to repay maturing debt, and for other needs as they arise.
U.S. Deposit-Funded Credit Facility
On August 18, 2004, we refinanced our then existing $680 million senior secured U.S. revolving credit facility with a U.S. deposit-funded credit facility, which is a synthetic revolving credit and letter of credit facility. Pursuant to the refinancing, the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The lenders under the new facility will receive annual

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
compensation on the amount of the facility equivalent to 450 basis points over LIBOR, which includes commitment fees on the entire amount of the commitment (whether drawn or undrawn) and a usage fee on the amounts drawn. The full amount of the facility is available for the issuance of letters of credit or for revolving loans. The $500.7 million of letters of credit that were outstanding under the U.S. revolving credit facility as of June 30, 2004 were transferred to the deposit-funded credit facility. As of December 31, 2004, there were $509.9 million of letters of credit issued under the facility. The facility matures on September 30, 2007.
      Our obligations under the deposit-funded credit facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes:

•	subject to certain exceptions, perfected first-priority security interests in the equity interests in our U.S. subsidiaries and 65% of the equity interests in our non-European foreign subsidiaries,

•	a perfected second priority security interest in 65% of the capital stock of Goodyear Finance Holding S.A., a Luxembourg company,

•	perfected first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities,

•	perfected third-priority security interests in all accounts receivable, inventory, cash and cash accounts pledged as security under our asset-based facilities, and

•	perfected first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
      The bond agreement for our Swiss franc bonds due 2006 limits our ability to use our U.S. tire and automotive parts manufacturing facilities as collateral for secured debt without triggering a requirement that holders of the bonds be secured on an equal and ratable basis. The manufacturing facilities indicated above were pledged to ratably secure the bonds to the extent required by the bond agreement. However, the aggregate amount of our debt secured by these manufacturing facilities is limited to 15% of our positive consolidated shareholders’ equity. Consequently, the security interests granted to the lenders under the U.S. senior secured funded credit facility are not required to be shared with the holders of debt outstanding under our other existing unsecured bond indentures.
      The deposit-funded credit facility contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of 275 million euros in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits us from paying dividends on our common stock. We must also maintain a minimum consolidated net worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2005 and the first quarter of 2006, and $1.75 billion for each quarter thereafter through September 30, 2007. We are not permitted to allow the ratio of Consolidated EBITDA to consolidated interest expense to fall below a ratio of 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, our ratio of consolidated senior secured indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at any time.
      The deposit-funded credit facility also limits the amount of capital expenditures we may make to $500 million in 2004, 2005 and 2006, and $375 million in 2007 (through September 30, 2007). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by us from permitted asset sales and equity and debt issuances. In addition, unused capital expenditures may be carried

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
over into the next year. As a result of certain activities, the capital expenditure limit for 2004 was increased from $500 million to approximately $1.10 billion. Our capital expenditures for 2004 totaled $518.6 million. The capital expenditure carryover from 2004 was $603.0 million, and in the absence of any other transactions, the limit for 2005 will be $1.10 billion.
$1.95 Billion Senior Secured Asset-Based Credit Facilities
In April 2003, we entered into senior secured asset-based credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. At December 31, 2004, we had no borrowings outstanding under the revolving credit facility and $800 million drawn against the term loan asset-based facility, compared to $389 million and $800 million, respectively, at December 31, 2003. On February 20, 2004, we added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of December 31, 2004. The $650 million tranche is not subject to the borrowing base and provides for junior liens on the collateral securing the facility. The $650 million tranche was used partially to prepay our U.S. term loan facility, to repay other indebtedness, and for general corporate purposes. The facilities mature on March 31, 2006.
      Availability under the facilities, other than the $650 million term loan tranche, is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate multiplied by the inventory value, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products segment, Chemical Products segment and Wingfoot Commercial Tire Systems minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored and a priority payables reserve based on liabilities for certain taxes or certain obligations related to employees that have a senior or pari passu lien on the collateral.
      The calculation of the borrowing base and reserves against accounts receivable and inventory included in the borrowing base are subject to adjustment from time to time by the administrative agent and the majority lenders in their discretion (not to be exercised unreasonably). Adjustments would be based on the results of ongoing collateral and borrowing base evaluations and appraisals. A $50 million availability block further limits availability under the facilities. If at any time the amount of outstanding borrowings under the facilities subject to the borrowing base exceeds the borrowing base, we will be required to prepay borrowings sufficient to eliminate the excess or maintain compensating deposits with the agent bank.
      The facilities are collateralized by first and second priority security interests in all accounts receivable and inventory of Goodyear and its domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to our North American joint venture with SRI). In addition, effective as of February 20, 2004, collateral included second and third priority security interests on the other assets securing the U.S. facilities. The facilities contain certain representations, warranties and covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively. In addition, we must maintain a minimum consolidated net worth of at least $2.00 billion for quarters ending in 2005 and 2006 (through March 31, 2006).
International Accounts Receivable Securitization Facilities-On-Balance-Sheet Financials
      On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provides €165 million of funding, but has the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 11.           Financing Arrangements and Derivative Financial Instruments (continued)
ability to be expanded to €275 million, and will be subject to customary annual renewal of back-up liquidity lines. The new facility replaces an €82.5 million facility in a subsidiary in France.
      The new facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities. It is an event of default under the facility if:

•	the ratio of our consolidated EBITDA to our consolidated interest expense falls below 2.00 to 1.00,

•	the ratio of our consolidated senior secured indebtedness to our consolidated EBITDA is greater than 4.00 to 1.00,

•	the ratio of GDTE’s third party indebtedness (net of cash held by GDTE and its consolidated subsidiaries in excess of $100 million) to its consolidated EBITDA is greater than 3.00 to 1.00, or

•	for so long as such a provision is in our European credit facilities, our consolidated net worth is less than $2 billion on or prior to March 31, 2006, or is less than $1.75 billion after March 31, 2006, in each case subject to a 60 day grace period.
      The financial covenants listed above will be automatically amended to conform to the European Credit Facilities upon the refinancing of the European Credit Facilities. The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of December 31, 2004, the amount outstanding and fully-utilized under this program totaled $224.7 million. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in consolidated long term debt.
      In addition the to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had transferred accounts receivable under other programs totaling $63.2 million and $7.7 million at December 31, 2004 and 2003, respectively.
Debt Maturities
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2004 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2005	2006	2007	2008	2009
(In millions)
Debt incurred under revolving credit agreements	$—	$—	$—	$—	$—
Other — domestic	440.2	111.0	2.9	6.4	229.8
Other — international	569.7	1,814.1	302.4	102.4	2.5

	$1,009.9	$1,925.1	$305.3	$108.8	$232.3

Derivative Financial Instruments
We utilize derivative financial instrument contracts and nonderivative instruments to manage interest rate, foreign exchange and commodity price risks. We have established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
instrument activities. Company policy prohibits holding or issuing derivative financial instruments for trading purposes.
Interest Rate Exchange Contracts
We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2004, the interest rate on 50% of our debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 47% at December 31, 2003.
      The following tables present contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

	December 31, 2003	Settled	December 31, 2004
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$325.0	$325.0	$—
Pay fixed rate	5.00%	5.00%	—
Receive variable LIBOR	1.17	1.18	—
Average years to maturity	0.25	—	—
Fair value: asset (liability)	$(3.1)	$—	$—
Carrying amount:
Current liability	(3.1)	—	—
Long term liability	—	—	—
Floating rate contracts:
Notional principal amount	$200.0	$—	$200.0
Pay variable LIBOR	2.96%	—	4.31%
Receive fixed rate	6.63	—	6.63
Average years to maturity	2.95	—	1.95
Fair value: asset (liability)	$13.0	$—	$6.0
Carrying amount:
Current asset	7.4	—	3.7
Long term asset	5.6	—	2.3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
Weighted average interest rate swap contract information follows:

	Twelve Months Ended
	December 31,

	2004	2003	2002
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$81.0	$325.0	$325.0
Pay fixed rate	5.00%	5.00%	5.00%
Receive variable LIBOR	1.18	1.24	1.91
Floating rate contracts:
Notional principal amount	$200.0	$207.0	$210.0
Pay variable LIBOR	3.27%	3.03%	3.68%
Receive fixed rate	6.63	6.63	6.63
Interest Rate Lock Contracts
We will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2004 or 2003.
Foreign Currency Contracts
We will enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds due 2006 and €100 million of Euro Notes due 2005 are hedged by currency swap agreements.
      Contracts hedging the Swiss franc bonds and the Euro Notes are designated as cash flow hedges. Contracts hedging short term trade receivables and payables normally have no hedging designation.
      Amounts are reclassified from OCI into earnings each period to offset the effects of exchange rate movements on the hedged amounts of principal and interest of the Swiss franc bonds and the Euro Notes. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense and sales of intercompany purchases to third parties.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
      The following table presents foreign currency contract information at December 31:

	2004		2003

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Buy currency:
Euro	$159.2	$115.9	$145.7	$111.3
Swiss franc	139.7	80.6	125.8	80.6
Japanese yen	22.6	22.7	13.0	16.7
U.S. dollar	144.4	144.9	137.3	136.3
All other	13.0	12.6	—	—

	$478.9	$376.7	$421.8	$344.9

Contract maturity:
Swiss franc swap	3/06		3/06
Euro swap	6/05		6/05
All other	1/05 - 10/19		1/04 - 10/19

	2004		2003

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Sell currency:
British pound	$217.4	$218.8	$157.9	$155.2
Swedish krona	34.1	34.2	44.2	44.3
Canadian dollar	62.4	63.4	93.0	91.7
Euro	77.0	74.3	71.3	70.0
All other	23.0	23.1	19.8	19.8

	$413.9	$413.8	$386.2	$381.0

Contract maturity	1/05 - 12/05		1/04
The following table presents foreign currency contract carrying amounts at December 31:

	2004	2003

Carrying amount — asset (liability):
Swiss franc swap — current	$(0.3)	$(1.6)
Swiss franc swap — long term	59.5	46.8
Euro swaps — current	46.4	20.5
Euro swaps — long term	—	13.2
Other — current asset	5.2	7.2
Other — current (liability)	(8.8)	(14.4)
We were not a party to any foreign currency option contracts at December 31, 2004 or 2003.
      The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Due to the creditworthiness of the counterparties, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)
have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.
Hedges of Net Investment in Foreign Operations
In order to reduce the impact of changes in foreign exchange rates on consolidated shareholders’ equity, we will from time to time designate certain foreign currency-denominated non-derivative instruments as hedges of our net investment in various foreign operations. There were no such designations at December 31, 2004 or 2003.
Results of Hedging Activities
Charges for ineffectiveness and premium amortization totaled $0.2 million and $1.0 million during the twelve months ended December 31, 2004 and 2003, respectively. At December 31, 2004, there were no deferred net pretax gains or losses on hedges of forecasted transactions expected to be recognized in income during the twelve months ending December 31, 2005. It is not practicable to estimate the amount of deferred gains and losses that will be recognized in income resulting from the remeasurement of certain long term currency exchange agreements.
      Deferred losses totaling $4.2 million were recorded as Foreign Currency Translation Adjustment during the twelve months ended December 31, 2003 as a result of the designation of nonderivative instruments as net investment hedges. These gains and losses are only recognized in earnings upon the complete or partial sale of the related investment or the complete liquidation of the investment.

Note 12.	Stock Compensation Plans and Dilutive Securities
Our 1989 Goodyear Performance and Equity Incentive Plan, the 1997 Performance Incentive Plan of The Goodyear Tire & Rubber Company and the 2002 Performance Plan of The Goodyear Tire & Rubber Company provide for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan expired on April 14, 1997, and the 1997 Plan expired on December 31, 2001, except, in each case, with respect to grants and awards outstanding. The 2002 Plan will expire by its terms on April  15, 2005, except with respect to grants and awards then outstanding. A maximum of 12,000,000 shares of our Common Stock are available for issuance pursuant to grants and awards made under the 2002 Plan through April 15, 2005. Stock options and related SARs granted under the above plans generally have a maximum term of ten years and vest pro rata over four years.
      Performance units granted during 2002 and 2001 are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%) over a three year performance period beginning January 1 of the year subsequent to the year of grant. To the extent earned, a portion of the performance units will generally be paid 50% in cash and 50% in stock (subject to deferral under certain circumstances). A portion may be automatically deferred in the form of units until the participant is no longer an employee of the Company. Each unit is equivalent to a share of our Common Stock and payable in cash, shares of our Common Stock or a combination thereof at the election of the participant.
      On December 4, 2000, we adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees, under which options in respect of up to 3,500,000 shares of our Common Stock may be granted. We also adopted on that date the Hourly and Salaried Employee Stock Option Plan, under which options in respect of up to 600,000 shares of our Common Stock may be granted. Stock options granted

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
      Stock-based compensation activity for the years 2004, 2003 and 2002 follows:

	2004		2003		2002

	Shares	SARs	Shares	SARs	Shares	SARs

Outstanding at January 1	26,999,985	4,965,789	24,476,229	4,110,830	21,841,798	3,398,781
Options granted	4,149,660	1,103,052	3,907,552	1,009,588	3,454,724	863,372
Options without SARs exercised	(293,795)	—	—	—	(110,642)	—
Options with SARs exercised	(16,300)	(16,300)	—	—	(6,439)	(6,439)
SARs exercised	(360)	(360)	—	—	(400)	(400)
Options without SARs expired	(1,105,084)	—	(1,011,943)	—	(509,313)	—
Options with SARs expired	(188,931)	(188,931)	(154,629)	(154,629)	(144,484)	(144,484)
Performance units granted	—	—	8,500	—	227,100	—
Performance unit shares issued	—	—	—	—	(28,196)	—
Performance units cancelled	(222,143)	—	(225,724)	—	(247,919)	—

Outstanding at December 31	29,323,032	5,863,250	26,999,985	4,965,789	24,476,229	4,110,830

Exercisable at December 31	20,362,573	3,517,595	18,697,146	2,899,381	15,205,724	2,314,354

Available for grant at December 31	965,138		4,846,238		8,497,830

Significant option groups outstanding at December 31, 2004 and related weighted average price and remaining life information follows:

Grant	Options	Options	Exercisable	Remaining
Date	Outstanding	Exercisable	Price	Life (Years)

12/09/04	4,031,135	—	$12.54	10
12/03/03	3,597,453	890,136	6.81	9
12/03/02	2,554,120	1,376,049	7.94	8
12/03/01	2,795,299	2,303,256	22.05	7
12/04/00	5,290,258	5,290,258	17.68	6
12/06/99	2,956,808	2,956,808	32.00	5
11/30/98	1,946,282	1,946,282	57.25	4
12/02/97	1,708,037	1,708,037	63.50	3
12/03/96	1,452,268	1,452,268	50.00	2
01/09/96	1,077,217	1,077,217	44.00	1
All other	1,562,163	1,362,262	26.23	4.7
The 1,562,163 options in the “All other” category were outstanding at exercise prices ranging from $5.52 to $74.25, with a weighted average exercise price of $24.44. All options, SARs and performance units were granted at an exercise price equal to the fair market value of our Common Stock at the date of grant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans and Dilutive Securities (continued)
      Weighted average option exercise price information follows:

	2004	2003	2002

Outstanding at January 1	$26.90	$30.28	$33.87
Granted during the year	12.54	6.81	7.94
Exercised during the year	7.61	—	17.78
Outstanding at December 31	24.96	26.90	30.28
Exercisable at December 31	31.02	33.80	38.13
Forfeitures and cancellations were insignificant.
      Weighted average fair values at date of grant for grants in 2004, 2003 and 2002 follow:

	2004	2003	2002

Options	$6.36	$3.41	$3.59
Performance units	12.54	6.81	7.94
The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	5	5	5
Interest rate	3.55%	3.41%	3.18%
Volatility	54.7	54.0	47.5
Dividend yield	—	—	—
Earnings Per Share Information
Basic earnings per share have been computed based on the average number of common shares outstanding.
      We have adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. Refer to Note 1.
      There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding — diluted in 2004 included approximately 29.1 million contingently issuable shares in each of the third and fourth quarters and 14.5 million shares in the full year. Net income per share — diluted in 2004 included an earnings adjustment representing avoided after-tax interest expense of $3.5 million in each of the third and fourth quarters resulting from the assumed conversion of the Notes. Diluted earnings per share in 2004 was reduced by approximately $0.02 in the third quarter, $0.08 in the fourth quarter and $0.01 in the full year as a result of the adoption of this standard.
      The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	2004	2003	2002

Average shares outstanding — basic	175,377,316	175,314,449	167,020,375
4% Convertible Senior Notes due 2034	14,534,884	—	—
Stock options	2,346,070	—	—

Average shares outstanding — diluted	192,258,270	175,314,449	167,020,375

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans and Dilutive Securities (continued)
In 2004, 2003 and 2002, approximately 23.1 million, 21.4 million and 21.1 million, respectively, equivalent shares related to stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of our common shares were excluded from average shares outstanding-diluted, as inclusion would have been anti-dilutive. In addition, in 2003 and 2002, approximately 1.0 million and 2.6 million, respectively, equivalent shares of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of our common shares were excluded from average shares outstanding -diluted as we were in a net loss position and inclusion would also have been anti-dilutive.
      The following table presents the computation of adjusted net income used in computing net income (loss) per share — diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted when issued on July 2, 2004:

	2004	2003	2002
(In millions)
Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)
After-tax impact of 4% Convertible Senior Notes due 2034	7.0	—	—

Adjusted Net Income (Loss)	$121.8	$(807.4)	$(1,246.9)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans
We provide substantially all employees with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees making voluntary contributions to these plans receive higher benefits. Effective January 1, 2005, the U.S. salaried pension plan was frozen to new participants. Other pension plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain international subsidiaries. At the end of 2004 and 2003, assets exceeded accumulated benefits in certain plans and accumulated benefits exceeded assets in others.
      We also provide substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by us. Benefit payments are funded from operations. At December 31, 2004, our benefit obligation for other postretirement benefits includes $15.2 million for the increase in our contribution requirements based upon the anticipated attainment of certain profit levels by certain businesses in 2004, 2005 and 2006.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP), was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. Based on the proposed regulations, during 2004 we determined that the overall impact of the adoption of FSP 106-2 was a reduction of expense in 2004 of approximately $2 million on an annual basis. The adoption of FSP 106-2 also reduced our accumulated postretirement benefit obligation by approximately $19.7 million during 2004. On January 21, 2005 final regulations were issued. Based on the clarifications provided in the final regulations, our net periodic

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)
postretirement cost is expected to be lower by approximately $50 million in 2005, and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million during 2005.
      We use a December 31 measurement date for the majority of our plans.
      Pension cost follows:

	2004	2003	2002
(In millions)
Service cost — benefits earned during the period	$85.8	$122.6	$116.7
Interest cost on projected benefit obligation	421.0	399.8	385.0
Expected return on plan assets	(350.3)	(310.6)	(391.1)
Amortization of unrecognized: — prior service cost	75.2	74.2	81.6
— net (gains) losses	118.0	125.9	36.7
— transition amount	1.3	1.1	0.6

Net periodic pension cost	351.0	413.0	229.5
Curtailments/settlements	6.8	45.2	0.3
Special termination benefits	4.2	43.0	0.8

Total pension cost	$362.0	$501.2	$230.6

Postretirement benefit cost follows:

	2004	2003	2002
(In millions)
Service cost — benefits earned during the period	$24.7	$24.1	$19.5
Interest cost on accumulated benefit obligation	188.1	174.0	186.9
Amortization of unrecognized: — net losses	35.2	32.0	26.2
— prior service cost	44.5	17.0	19.4

Net periodic postretirement cost	292.5	247.1	252.0
Curtailments/settlements	12.5	23.6	—
Special termination benefits	0.3	20.0	—

Total postretirement cost	$305.3	$290.7	$252.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)
The change in benefit obligation and plan assets for 2004 and 2003 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2004 and 2003 are as follows:

	Pension Plans		Other Benefits

	2004	2003	2004	2003
(In millions)
Change in benefit obligation:
Beginning balance	$(6,883.5)	$(6,070.2)	$(3,078.6)	$(2,723.1)
Newly adopted plans	(87.0)	—	(0.5)	—
Service cost — benefits earned	(85.8)	(122.6)	(24.7)	(24.1)
Interest cost	(421.0)	(399.8)	(188.1)	(174.0)
Plan amendments	1.1	(112.4)	4.0	(275.8)
Actuarial loss	(532.2)	(348.9)	(165.4)	(88.9)
Employee contributions	(19.2)	(18.8)	(8.8)	(6.6)
Curtailments/settlements	(1.6)	16.3	0.5	(15.0)
Special termination benefits	(4.3)	(42.9)	(0.3)	(21.3)
Foreign currency translation	(171.7)	(257.6)	(14.0)	(22.9)
Benefit payments	484.9	473.4	257.6	273.1

Ending balance	(7,720.3)	(6,883.5)	(3,218.3)	(3,078.6)
Change in plan assets:
Beginning balance	$4,129.1	$3,602.4	$—	$—
Newly adopted plans	84.4	—	—	—
Actual return on plan assets	478.7	707.4	—	—
Company contributions	264.6	115.7	—	—
Employee contributions	19.2	18.8	—	—
Foreign currency translation	107.2	158.2	—	—
Benefit payments	(484.9)	(473.4)	—	—

Ending balance	$4,598.3	$4,129.1	$—	$—
Funded status	(3,122.0)	(2,754.4)	(3,218.3)	(3,078.6)
Unrecognized prior service cost	418.1	503.4	420.1	480.9
Unrecognized net loss	2,548.5	2,194.1	895.4	763.1
Unrecognized net obligation at transition	2.8	3.9	—	—

Net amount recognized	$(152.6)	$(53.0)	$(1,902.8)	$(1,834.6)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)
Amounts recognized in the Consolidated Balance Sheet consist of:

	Pension Plans		Other Benefits

	2004	2003	2004	2003
(In millions)
Prepaid benefit cost — current	$41.0	$86.4	$—	$—
— long term	374.2	345.1	—	—
Accrued benefit cost — current	(85.2)	(110.8)	(303.1)	(287.4)
— long term	(3,219.6)	(2,830.8)	(1,599.7)	(1,547.2)
Intangible asset	429.7	512.4	—	—
Deferred income taxes	305.0	273.0	—	—
Minority shareholders’ equity	173.3	126.5	—	—
Accumulated other comprehensive income (OCI)	1,829.0	1,545.2	—	—

Net amount recognized	$(152.6)	$(53.0)	$(1,902.8)	$(1,834.6)

The increase (decrease) in minimum pension liability adjustment (net of tax) included in OCI follows:

	Pension Plans			Other Benefits

		Restated

	2004	2003	2002	2004	2003	2002
(In millions)
Increase (decrease) in minimum pension liability adjustment included in OCI	$283.8	$(128.3)	$1,283.6	N/A	N/A	N/A
The following table presents significant weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits

	2004	2003	2004	2003

Discount rate: — U.S.	5.75%	6.25%	5.75%	6.25%
— International	5.41	5.93	6.91	7.22
Rate of compensation increase: — U.S.	4.04	4.00	4.00	4.00
— International	3.48	3.43	4.67	4.47
The following table presents significant weighted-average assumptions used to determine net periodic pension/benefit cost for the years ended December 31:

	Pension Plans			Other Benefits

	2004	2003	2002	2004	2003	2002

Discount rate: — U.S.	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
— International	5.93	6.20	6.50	7.22	7.48	7.50
Expected long term return on plan assets: — U.S.	8.50	8.50	9.50	—	—	—
— International	8.03	8.03	8.50	—	—	—
Rate of compensation increase: — U.S.	4.00	4.00	4.00	4.00	4.00	4.00
— International	3.43	3.50	3.50	4.47	4.80	4.50
For 2004, an assumed long-term rate of return of 8.5% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over periods of 15 years or more (through December 31, 2003). In addition, we evaluated input from our pension fund consultant on asset class return expectations and long-term inflation. For our international locations, a weighted-average assumed long-

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)
term rate of return of 7.95% was used. Input from local pension fund consultants concerning asset class return expectations and long-term inflation form the basis of this assumption.
      The following table presents estimated future benefit payments from the plans as of December 31, 2004:

	Pension Plans	Other Benefits
(In millions)
2005	$419.3	$303.9
2006	437.5	320.7
2007	455.0	273.7
2008	469.9	266.5
2009	496.3	260.3
2010-2014	2,789.2	1,199.4
The payments shown above for other benefits are gross of expected subsidy reimbursements under the Medicare Act. The subsidy is expected to be approximately $14 million in 2006 and approximately $1 million annually thereafter.
      The accumulated benefit obligation for all defined benefit pension plans was $7,448 million and $6,606 million at December 31, 2004 and 2003, respectively.
      For pension plans that are not fully-funded:

	2004	2003
(In millions)
Projected benefit obligation	$7,559.2	$6,768.7
Accumulated benefit obligation	7,303.2	6,507.6
Fair value of plan assets	4,431.6	4,020.5
Certain international subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2004, these plans accounted for $232.7 million of our accumulated pension benefit obligation, $247.4 million of our projected pension benefit obligation and $42.5 million of our minimum pension liability adjustment ($208.3 million, $215.9 million and $22.0 million, respectively, at December 31, 2003).
      Our pension plan weighted-average asset allocation at December 31, by asset category, follows:

	2004	2003

Equity securities	64%	69%
Debt securities	34	30
Cash and short term securities	2	1

Total	100%	100%

At December 31, 2004, we did not directly hold any of our Common Stock. At December 31, 2003, equity securities included $35.6 million (0.9% of total plan assets) of our Common Stock.
      Our pension investment policy recognizes the long-term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to guidelines we have established individually with investment managers. The manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 13.           Pension, Other Postretirement Benefit and Savings Plans (continued)
asset and liability modeling studies to determine the appropriateness of the investments. The portfolio includes holdings of domestic, international, and private equities, global high quality and high yield fixed income securities, and short-term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income.
      We expect to contribute approximately $470 million to $505 million to our funded major U.S. and international pension plans in 2005.
      Assumed health care cost trend rates at December 31 follow:

	2004	2003

Health care cost trend rate assumed for the next year	12.0%	12.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2013	2013
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2004 and the aggregate service and interest cost for the year then ended as follows:

	1% Increase	1% Decrease
(In millions)
Accumulated postretirement benefit obligation	$35.9	$(31.0)
Aggregate service and interest cost	2.8	(2.4)
Savings Plans
Substantially all domestic employees are eligible to participate in a savings plan. The main Hourly Bargaining Plans provided for matching contributions, through April 20, 2003, (up to a maximum of 6% of the employee’s annual pay or, if less, $12,000) at the rate of 50%. We suspended the matching contributions for all participants in the main Salaried Plan effective January 1, 2003. Effective January 1, 2005, all salaried new hires in the U.S. will be eligible for a company-funded contribution into the Salaried Plan. This contribution will be 5% of their compensation up to an IRS determined compensation limit. Expenses recognized for Goodyear domestic contributions were $4.1 million, $9.8 million and $41.9 million for 2004, 2003 and 2002, respectively.
      In addition, defined contribution pension plans are available for certain foreign employees. Expenses recognized for our contributions to these plans were $13.7 million, $5.2 million and $3.8 million in 2004, 2003 and 2002, respectively. Expenses in 2004 increased from 2003 due primarily to the consolidation of SPT. Refer to Note 8.

Note 14.	Income Taxes
      The components of Income (Loss) before Income Taxes, adjusted for Minority Interest in Net Income (Loss) of Subsidiaries, follow:

	2004	2003	2002
(In millions)
U.S.	$(328.8)	$(1,047.8)	$(426.0)
Foreign	651.5	357.5	407.0

	322.7	(690.3)	(19.0)
Minority Interest in Net Income (Loss) of Subsidiaries	57.8	32.8	55.6

	$380.5	$(657.5)	$36.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)
      A reconciliation of income taxes at the U.S. statutory rate to income taxes provided follows:

	2004	2003	2002
(In millions)
U.S. Federal income tax at the statutory rate of 35%	$133.2	$(230.1)	$12.8
Adjustment for foreign income taxed at different rates	(12.1)	(0.3)	(18.7)
Valuation allowance for U.S. tax assets	—	—	1,217.7
U.S. loss with no tax benefit	97.6	358.9	—
State income taxes, net of Federal benefit	(1.2)	(4.2)	(4.4)
Foreign operating loss with no tax benefit provided	45.3	35.9	5.5
Settlement of prior years’ liabilities	(46.3)	(44.2)	(36.4)
Provision for repatriation of foreign earnings	(4.9)	7.7	50.2
Other	(3.7)	(6.6)	1.2

United States and Foreign Taxes on Income (Loss)	$207.9	$117.1	$1,227.9

The components of the provision (benefit) for income taxes by taxing jurisdiction follow:

	2004	2003	2002
(In millions)
Current:
Federal	$(59.7)	$(49.2)	$(46.6)
Foreign income and withholding taxes	273.3	180.4	150.9
State	(1.2)	(4.2)	(7.6)

	212.4	127.0	96.7
Deferred:
Federal	(1.0)	(7.5)	1,027.2
Foreign	(3.5)	(2.4)	(14.4)
State	—	—	118.4

	(4.5)	(9.9)	1,131.2

United States and Foreign Taxes on Income (Loss)	$207.9	$117.1	$1,227.9

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

	2004	2003
(In millions)
Postretirement benefits and pensions	$1,234.8	$1,163.9
Tax credit and operating loss carryforwards	457.3	448.9
Capitalized expenditures for tax reporting	258.5	324.7
Accrued expenses deductible as paid	276.7	250.7
Alternative minimum tax credit carryforwards	62.0	68.2
Vacation and sick pay	52.1	39.0
Rationalizations and other provisions	16.8	25.9
Other	105.0	51.1

	2,463.2	2,372.4
Valuation allowance	(2,072.0)	(2,041.9)

Total deferred tax assets	391.2	330.5
Tax on undistributed subsidiary earnings	(18.4)	(22.9)
Total deferred tax liabilities:
— property basis differences	(481.8)	(446.4)

Total deferred tax assets (liabilities)	$(109.0)	$(138.8)

In the fourth quarter of 2002, we recorded a non-cash charge of $1.22 billion (as restated), ($6.95 per share (as restated) in the fourth quarter or $7.29 per share (as restated) on a year-to-date basis), to establish a valuation allowance against net Federal and state deferred tax assets. In addition, a valuation allowance of $352.9 million was established against tax benefits related to our minimum pension liability adjustment that were recorded in OCI in 2002. We intend to maintain a valuation allowance until sufficient positive evidence exists to support realization of the Federal and state deferred tax assets.
      At December 31, 2004, we had $325.6 million of tax assets for net operating loss and tax credit carryforwards related to certain international subsidiaries, some of which are subject to expiration beginning in 2005. A valuation allowance totaling $287.6 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $131.7 million of Federal and state tax assets for net operating loss and tax credit carryforwards, some of which are subject to expiration beginning in 2005. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.
      We determined in 2002 that earnings of certain international subsidiaries would no longer be permanently reinvested in working capital. Accordingly, we recorded a provision of $50.2 million in 2002 for the incremental taxes incurred or to be incurred upon inclusion of such earnings in Federal taxable income. No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of $1.70 billion is required because the amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.
      The American Job Creation Act of 2004 was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer and in a U.S. tax loss position, this change should not have a material impact on our income tax

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)
provision. It also provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated no later than 2005. We have started an evaluation of the effects of the repatriation provision. We do not anticipate that the repatriation of foreign earnings under the Act would provide an overall tax benefit to us. However, we do not expect to be able to complete this evaluation until our 2005 tax position has been more precisely determined and the U.S. Congress or the U.S. Treasury Department provide additional guidance on certain of the Act’s provisions. Any repatriation of earnings under the Act is not expected to have a material impact on our results of operations, financial position or liquidity.
      Net cash payments for income taxes were $201.3 million, $73.0 million and $125.9 million in 2004, 2003 and 2002, respectively.

Note 15.	Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

			Restated

	2004	2003	2002
(In millions)
Interest expense before capitalization	$375.5	$304.3	$249.9
Capitalized interest	(6.7)	(8.0)	(7.2)

	$368.8	$296.3	$242.7

Cash payments for interest were $356.5 million, $282.5 million (as restated) and $259.7 million (as restated) in 2004, 2003 and 2002, respectively.

Note 16.	Research and Development
Research and development expenditures were $378.2 million, $351.0 million (as restated) and $386.5 million (as restated) in 2004, 2003 and 2002, respectively, and were expensed as incurred.

Note 17.	Advertising Costs
Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $383.5 million, $331.3 million and $281.4 million in 2004, 2003 and 2002, respectively.

Note 18.	Business Segments
Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition.
      The Tire business is comprised of five regional SBUs. Engineered Products and Chemical Products are each managed on a global basis. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President.
      Each of the five regional tire business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.
      North American Tire provides original equipment and replacement tires for autos, motorcycles, trucks, farm, aircraft and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale. North American Tire information in 2004 includes T&WA, which was consolidated effective January 1, 2004 pursuant to FIN 46. Refer to Note 8.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
      European Union Tire provides original equipment and replacement tires for autos, motorcycles, trucks, farm and construction applications in Western Europe and export markets. European Union Tire also retreads truck and aircraft tires.
      Eastern Europe, Middle East and Africa Tire provides original equipment and replacement tires for autos, trucks, farm, bicycle, construction and mining applications in Eastern Europe, the Middle East, Africa and export markets.
      Latin American Tire provides original equipment and replacement tires for autos, trucks, tractors, aircraft and construction applications in Central and South America, Mexico and export markets. Latin American Tire also manufactures materials for tire retreading.
      Asia/ Pacific Tire provides original equipment and replacement tires for autos, trucks, farm, aircraft and construction applications in Asia, the Pacific and export markets. Asia/ Pacific Tire also retreads aircraft tires. Asia/ Pacific Tire information in 2004 includes SPT, which was consolidated effective January 1, 2004 pursuant to FIN 46. Refer to Note 8.
      Engineered Products develops, manufactures and sells belts, hoses, molded products, airsprings, tank tracks and other products for original equipment and replacement transportation applications and industrial markets worldwide.
      Chemical Products develops, manufactures and sells synthetic rubber and rubber latices, synthetic resins, and other organic chemical products for internal and external customers worldwide. Chemical Products also engages in natural rubber purchasing operations and, through 2004, plantation operations.
      As part of our continuing effort to divest non-core businesses, in November 2004 we entered into an agreement to sell our natural rubber plantations in Indonesia for approximately $65 million, pending government approvals. Other (Income) and Expense in 2004 included a loss of $14.5 million ($15.6 million after tax) on the write-down of these assets, due primarily to the devaluation of the Indonesian rupiah versus the U.S. dollar over the years we held the investment. At December 31, 2004, the plantations were classified as held for sale and accordingly, the assets and liabilities were reclassified on the Consolidated Balance Sheet. Assets held for sale were included in Prepaid expenses and other current assets and totaled $33.6 million. Liabilities held for sale were included in Other current liabilities and totaled $16.3 million.
      Effective January 1, 2005, we integrated our Chemical Products business segment into our North American Tire business segment. The integration will not affect net income. During 2004, $818.6 million, or 53.4%, of Chemical Products’ sales and 75.2% of its segment operating income resulted from intercompany transactions. Beginning with the first quarter of 2005, our total segment sales will no longer reflect these intercompany sales. In addition, the segment operating income previously attributable to Chemical Products’ intercompany transactions will no longer be included in the total segment operating income that we report.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

		Restated

	2004	2003	2002
(In millions)
Net Sales
North American Tire	$7,854.6	$6,745.6	$6,703.0
European Union Tire	4,476.2	3,921.5	3,319.4
Eastern Europe, Middle East and Africa Tire	1,279.0	1,073.4	807.1
Latin American Tire	1,245.4	1,041.0	947.7
Asia/ Pacific Tire	1,312.0	581.8	531.3

Total Tires	16,167.2	13,363.3	12,308.5
Engineered Products	1,470.3	1,203.7	1,126.3
Chemical Products	1,532.6	1,220.8	940.2

Total Segment Sales	19,170.1	15,787.8	14,375.0
Inter-SBU Sales	(818.6)	(687.2)	(545.5)
Other	18.9	21.5	26.5

	$18,370.4	$15,122.1	$13,856.0

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)

		Restated

	2004	2003	2002
(In millions)
Segment Operating Income
North American Tire	$31.5	$(130.9)	$(58.1)
European Union Tire	252.7	129.8	101.1
Eastern Europe, Middle East and Africa Tire	193.8	146.6	93.2
Latin American Tire	251.2	148.6	107.6
Asia/ Pacific Tire	61.1	49.9	43.7

Total Tires	790.3	344.0	287.5
Engineered Products	113.2	46.8	39.0
Chemical Products	177.0	120.2	88.2

Total Segment Operating Income	1,080.5	511.0	414.7
Rationalizations and asset sales	(59.8)	(316.6)	22.5
Accelerated depreciation, asset impairment and asset write-offs	(10.4)	(132.8)	—
Interest expense	(368.8)	(296.3)	(242.7)
Foreign currency exchange	(23.4)	(40.7)	8.7
Minority interest in net (income) loss of subsidiaries	(57.8)	(32.8)	(55.6)
Inter-SBU income	(132.8)	(87.7)	(54.7)
Financing fees and financial instruments	(116.5)	(99.4)	(48.4)
Equity in earnings (losses) of corporate affiliates	1.0	(18.3)	(15.7)
General and product liability — discontinued products	(52.7)	(138.1)	(33.8)
Expenses for fire loss deductibles	(11.7)	—	—
Professional fees associated with the restatement	(30.2)	(6.3)	—
Professional fees associated with Sarbanes-Oxley	(18.2)	(0.1)	—
Expenses for environmental remediation at non-operating sites	(11.7)	—	(8.3)
Environmental insurance settlement	156.6	—	—
Other	(21.4)	(32.2)	(5.7)

Income (Loss) before Income Taxes	$322.7	$(690.3)	$(19.0)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
The following table presents segment assets at December 31:

		Restated

	2004	2003
(In millions)
Assets
North American Tire	$5,091.4	$5,939.3
European Union Tire	4,264.0	4,001.9
Eastern Europe, Middle East and Africa Tire	1,315.1	1,102.7
Latin American Tire	845.6	710.0
Asia/ Pacific Tire	1,153.8	669.5

Total Tires	12,669.9	12,423.4
Engineered Products	764.7	680.5
Chemical Products	650.3	632.4

Total Segment Assets	14,084.9	13,736.3
Corporate	2,448.4	964.8

	$16,533.3	$14,701.1

Results of operations in the Tire and Engineered Products segments were measured based on net sales to unaffiliated customers and segment operating income. Results of operations of Chemical Products were measured based on net sales (including sales to other SBUs) and segment operating income. Segment operating income included transfers to other SBUs. Segment operating income was computed as follows: Net Sales less CGS (excluding accelerated depreciation charges, asset impairment charges and asset writeoffs) and SAG (including certain allocated corporate administrative expenses). Segment operating income also included equity in (earnings) losses of most unconsolidated affiliates. Equity in (earnings) loss of certain unconsolidated affiliates, including SPT (in 2003 and 2002) and Rubbernetwork.com, was not included in segment operating income. Segment operating income did not include rationalization charges (credits) and certain other items. Inter-SBU sales by Chemical Products were at a formulated price or market. Purchases from Chemical Products were included in the purchasing SBU’s segment operating income at Chemical Products cost. Segment assets included those assets under the management of the SBU.
      Effective January 1, 2004, we consolidated our investment in South Pacific Tyres into Asia/ Pacific Tire and our investment in Tire & Wheels Assemblies into North American Tire pursuant to the provisions of FIN 46. For 2003, results of operations of SPT and T&WA were not reported in segment results, but were reflected in our Consolidated Statement of Income using the equity method.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
      The following table presents segment investments in and advances to affiliates at December 31:

		Restated

	2004	2003
(In millions)
Investments in and Advances to Affiliates
North American Tire	$13.8	$57.8
European Union Tire	2.3	13.2
Eastern Europe, Middle East and Africa	3.1	2.3
Asia/ Pacific Tire	15.3	11.2

Total Segment Investments in and Advances to Affiliates	34.5	84.5
Corporate	0.4	99.7

	$34.9	$184.2

The following table presents 100% of the sales and operating income (loss) of SPT for 2003 and 2002:

	2003	2002
(In millions)
Net Sales	$640.3	$523.4
Operating Income (Loss)	8.4	(0.5)
SPT operating income (loss) did not include net rationalization charges (credits) of approximately $8.7 million in 2003 and $3.2 million in 2002. SPT debt totaled $255.2 million at December 31, 2003, of which $72.0 million was payable to Goodyear. Refer to Note 23.
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

		Restated

	2004	2003	2002
(In millions)
Net Sales
United States	$8,477.0	$7,212.3	$7,144.3
International	9,893.4	7,909.8	6,711.7

	$18,370.4	$15,122.1	$13,856.0

Long-Lived Assets
United States	$3,046.5	$3,148.2
International	3,524.5	3,225.7

	$6,571.0	$6,373.9

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
Portions of the items described in Note 3, Rationalizations, and Note 4, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

		Restated

	2004	2003	2002
(In millions)
Rationalizations
North American Tire	$3.5	$191.9	$(1.9)
European Union Tire	23.1	54.3	(0.4)
Eastern Europe, Middle East and Africa Tire	3.6	(0.1)	(0.4)
Latin American Tire	(1.7)	10.0	—
Asia/ Pacific Tire	—	—	(1.7)

Total Tires	28.5	256.1	(4.4)
Engineered Products	22.8	29.4	4.6
Chemical Products	4.9	—	—

Total Segment Rationalizations	56.2	285.5	0.2
Corporate	(0.6)	6.0	5.3

	$55.6	$291.5	$5.5

Other (Income) and Expense
North American Tire	$(1.3)	$3.8	$4.1
European Union Tire	(6.2)	1.5	(13.7)
Eastern Europe, Middle East and Africa Tire	0.1	—	—
Latin American Tire	—	(2.0)	(13.7)
Asia/ Pacific Tire	—	(2.1)	—

Total Tires	(7.4)	1.2	(23.3)
Engineered Products	(2.5)	6.3	(0.6)
Chemical Products	14.5	—	—

Total Segment Other (Income) and Expense	4.6	7.5	(23.9)
Corporate	3.6	255.9	80.7

	$8.2	$263.4	$56.8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 18.	Business Segments (continued)
The following table presents segment capital expenditures, depreciation and amortization:

		Restated

	2004	2003	2003
(In millions)
Capital Expenditures
North American Tire	$156.0	$131.0	$229.2
European Union Tire	111.6	84.5	84.8
Eastern Europe, Middle East and Africa Tire	56.4	31.7	20.2
Latin American Tire	64.6	35.3	19.3
Asia/ Pacific Tire	66.6	48.7	30.2

Total Tires	455.2	331.2	383.7
Engineered Products	28.1	16.8	21.3
Chemical Products	15.2	13.0	21.3

Total Segment Capital Expenditures	498.5	361.0	426.3
Corporate	20.1	14.4	31.8

	$518.6	$375.4	$458.1

		Restated

Depreciation and Amortization
North American Tire	$272.0	$279.9	$275.0
European Union Tire	129.7	120.4	119.6
Eastern Europe, Middle East and Africa Tire	45.8	44.1	44.2
Latin American Tire	24.3	19.6	23.4
Asia/ Pacific Tire	51.6	30.9	29.5

Total Tires	523.4	494.9	491.7
Engineered Products	32.9	39.1	33.1
Chemical Products	31.3	33.8	35.0

Total Segment Depreciation and Amortization	587.6	567.8	559.8
Corporate	41.1	123.8	45.5

	$628.7	$691.6	$605.3

Note 19.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) follow:

		Restated

	2004	2003
(In millions)
Foreign currency translation adjustment	$(758.3)	$(1,011.5)
Minimum pension liability adjustment	(1,829.0)	(1,545.2)
Unrealized investment gain (loss)	17.0	3.6
Deferred derivative gain (loss)	5.8	0.3

	$(2,564.5)	$(2,552.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities
At December 31, 2004, we had binding commitments for raw materials and investments in land, buildings and equipment of $755.9 million and off-balance-sheet financial guarantees written and other commitments totaling $18.2 million.
Warranty
At December 31, 2004 and 2003, we had recorded, in Other current liabilities, $15.6 million and $12.4 million, respectively, for potential claims under warranties offered by us. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of our ultimate liability in respect of these matters may differ from these estimates.
      The following table presents changes in the warranty reserve during 2004 and 2003:

	2004	2003
(In millions)
Balance at January 1	$12.4	$11.0
Payments made during the period	(20.6)	(17.0)
Expense recorded during the period	23.8	18.4

Balance at December 31	$15.6	$12.4

Environmental Matters
We had recorded liabilities totaling $39.5 million at December 31, 2004 and $32.6 million (as restated) at December 31, 2003 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $8.5 million and $7.5 million (as restated) were included in Other current liabilities at December 31, 2004 and December 31, 2003, respectively. The costs include:

•	legal and consulting fees,

•	site studies,

•	the design and implementation of remediation plans, and

•	post-remediation monitoring and related activities.
      These costs will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies under which we will receive approximately $159 million in installments during 2005 and 2006 in exchange for our releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded in prior years.
Workers’ Compensation
      We had recorded liabilities, on a discounted basis, totaling $230.7 million and $195.7 million (as restated) for anticipated costs related to workers’ compensation at December 31, 2004 and December 31, 2003, respectively. Of these amounts, $99.3 million and $112.6 million (as restated) were included in Current Liabilities as part of Compensation and benefits at December 31, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)
analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. The increase in the liability from 2003 to 2004 was due primarily to an increase in reserves for existing claims, reflecting revised estimates of our ultimate liability in these cases, and updated actuarial assumptions related to unasserted claims. At December 31, 2004, the liability was discounted using the risk-free rate of return.
General and Product Liability and Other Litigation
We had recorded liabilities totaling $549.4 million at December 31, 2004 and $495.3 million (as restated) at December 31, 2003 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $114.5 million and $147.4 million (as restated) were included in Other current liabilities at December 31, 2004 and 2003, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We had recorded insurance receivables for potential product liability and other tort claims of $116.9 million at December 31, 2004 and $210.2 million (as restated) at December 31, 2003. Of these amounts, $14.2 million and $91.5 million (as restated) were included in Current Assets as part of Accounts and notes receivable at December 31, 2004 and December 31, 2003, respectively.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 26,600 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled $226.3 million through December 31, 2004, compared to $211.7 million (as restated) at December 31, 2003.
      A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	2004	2003	2002
(Dollars in millions)
Pending claims, beginning of year	118,000	99,700	64,200
New claims filed during the year	12,700	26,700	38,900
Claims settled/dismissed during the year	(3,400)	(8,400)	(3,400)

Pending claims, end of year	127,300	118,000	99,700

Payments (1)	$29.9	$29.6	$18.8

(1)	Represents amount spent by Goodyear and its insurers on asbestos litigation defense and claim resolution.
Beginning with the preparation of our 2003 financial statements, we engaged an independent asbestos valuation firm to:

•	review our existing reserves for pending claims,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

•	determine whether or not we could make a reasonable estimate of the liability associated with unasserted asbestos claims, and

•	review our method of determining our receivables from probable insurance recoveries.
      Prior to the fourth quarter of 2003, our estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel. In addition, at that time we did not have an accrual for unasserted claims, as sufficient information was deemed to be not available to reliably estimate such an obligation prior to the fourth quarter of 2003. The valuation firm further confirmed this conclusion. The available information was deemed to be sufficient to begin reliably estimating an accrual for unasserted claims as of December 31, 2003.
      After reviewing our recent settlement history by jurisdiction, law firm, disease type and alleged date of first exposure, the valuation firm cited two primary reasons for us to refine our valuation assumptions. First, in calculating our estimated liability, the valuation firm determined that we had previously assumed that we would resolve more claims in the foreseeable future than is likely based on our historical record and nationwide trends. As a result, we now assume that a smaller percentage of pending claims will be resolved within the predictable future. Second, the valuation firm determined that it was not possible to estimate a liability for as many non-malignancy claims as we had done in the past. As a result, our current estimated liability includes fewer liabilities associated with non-malignancy claims than were included prior to December 2003.
      We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $119.3 million at December 31, 2004 and $134.7 million (as restated) at December 31, 2003. The recorded liability represents our estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $37.9 million at December 31, 2004 and $54.4 million (as restated) at December 31, 2003. At December 31, 2004, our liability with respect to asserted claims and related defense costs was $81.4 million, compared to $80.3 million (as restated) at December 31, 2003.
      We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.
      Prior to 2003, we did not record a receivable for expected recoveries from excess carriers in respect of asbestos related matters. We have instituted coverage actions against certain of these excess carriers. After consultation with our outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, we determined an amount we expect is probable of recovery from such carriers. Accordingly, we recorded a receivable during 2003, which represents an estimate of recovery from our excess coverage insurance carriers relating to potential asbestos related liabilities.
      The valuation firm also reviewed our method of valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of December 31, 2004, (i) we had recorded a receivable related to asbestos claims of $107.8 million, compared to $121.3 million (as restated) at December 31, 2003, and (ii) we expect that approximately 90% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 20.           Commitments and Contingent Liabilities (continued)
coverage insurance carriers. Of this amount, $9.4 million and $11.8 million (as restated) was included in Current Assets as part of Accounts and notes receivable at December 31, 2004 and 2003, respectively.
      We believe that at December 31, 2004, we had at least $260 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $107.8 million insurance receivable recorded at December 31, 2004. We also had approximately $23 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at December 31, 2004.
      We believe that our reserve for asbestos claims, and the insurance asset recorded in respect of these claims, reflects reasonable and probable estimates of these amounts, subject to the exclusion of claims for which it is not feasible to make reasonable estimates. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

•	the litigation environment,

•	federal and state law governing the compensation of asbestos claimants,

•	our approach to defending and resolving claims, and

•	the level of payments made to claimants from other sources, including other defendants.
      As a result, with respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve, however such amount cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $307.2 million at December 31, 2004 and $246.1 million at December 31, 2003.
      On October 19, 2004, the amended settlement received court approval. As a result, we will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $170 million received from insurance contributions to a settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters. In November 2004, we made our first annual cash contribution, approximately $60 million, to the settlement fund.
      Approximately 57 sites have been opted out of the amended settlement. There are three state court actions filed against us involving approximately 17 of these sites and additional actions may be filed against us in the future. Although any liability resulting from the opt outs will not be covered by the amended settlement,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)
we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
      In addition to the sites that have been opted out of the amended settlement, any liability related to five actions in which we have received adverse judgments also will not be covered by the amended settlement. With respect to two of these matters, however, we will be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions. Our recorded liabilities related to these five claims totaled $48.5 million at December 31, 2004.
      The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including our ability to resolve claims not subject to the amended settlement (including the cases in which we have received adverse judgments) and whether or not claimants opting out of the amendment settlement pursue claims against us in the future.
Other Actions. We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and when no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.
Tax Matters
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2004 we had not recognized tax benefits of approximately $180 million relating to the reorganization of legal entities in 2001. Pursuant to the reorganization, our tax payments have been reduced by approximately $67 million through December 31, 2004. Should the ultimate outcome be unfavorable, we would be required to make a cash payment for all tax reductions claimed as of that date.
Guarantees
We are a party to various agreements under which we have undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of our affiliates or our customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. Our performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to us under these agreements were not significant.
Customer Financing. In the normal course of business, we will from time to time issue guarantees to financial institutions on behalf of our customers. We normally issue these guarantees in connection with the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)
arrangement of financing by the customer. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by a customer, we would be obligated to make payment to the financial institution, and would typically have recourse to the assets of that customer. At December 31, 2004, we had guarantees outstanding under which the maximum potential amount of payments totaled $7.5 million, and which expire at various times through 2012. We cannot estimate the extent to which the customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments. There were no recorded liabilities associated with these guarantees on the Consolidated Balance Sheet at December 31, 2004 or 2003.
Affiliate Financing. We will from time to time issue guarantees to financial institutions on behalf of certain of our affiliates, which are accounted for using the equity method. The financing arrangements of the affiliates may be for either working capital or capital expenditures. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At December 31, 2004, we had guarantees outstanding under which the maximum potential amount of payments totaled $9.8 million, and which expire at various times through 2007. We are unable to estimate the extent to which the affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.
Employee Guarantees. We will from time to time issue guarantees to financial institutions or other companies on behalf of certain employees or associates that are relocated to international operations. At December 31, 2004, we had guarantees outstanding under which the maximum potential amount of payments totaled $0.9 million.
Indemnifications. At December 31, 2004, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of our assets; the formation of joint venture businesses to which we have contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
      Certain indemnifications expire from time to time, and certain other indemnifications are not subject to an expiration date. In addition, our potential liability under certain indemnifications is subject to maximum caps, while other indemnifications are not subject to caps. Although we have been subject to indemnification claims in the past, we cannot reasonably estimate the number, type and size of indemnification claims that may arise in the future. Due to these and other uncertainties associated with the indemnifications, our maximum exposure to loss under these agreements cannot be estimated.
      We have determined that there are no guarantees other than liabilities for which amounts are already recorded or reserved in our financial statements under which it is probable that we have incurred a liability.

Note 21.	Preferred Stock Purchase Rights Plan
On February 3, 2004, the Company’s Board of Directors approved an amendment to the Rights Agreement to change the final expiration date of the Rights Agreement from July 26, 2006 to June 1, 2004. As a result, the preferred stock purchase rights granted under the Rights Agreement expired at the close of business on June 1, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Future Liquidity Requirements
At December 31, 2004, we had $1.97 billion in cash and cash equivalents, of which $1.02 billion was held in the United States and $415.6 million was in accounts of GDTE. The remaining amounts were held in our other non-U.S. operations. Our ability to move cash and cash equivalents among our various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. At December 31, 2004, approximately $219.9 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Unused availability under our various credit agreements totaled approximately $1.12 billion at December 31, 2004. Based upon our projected operating results, we expect that cash flow from operations, together with amounts available under our primary credit facilities and other sources of liquidity, will be adequate to meet our anticipated liquidity requirements through December 31, 2005 (including working capital, debt service, pension funding and capital expenditures).
      The aggregate amount of long-term debt maturing in calendar years 2005 and 2006 is approximately $1.01 billion and $1.92 billion, respectively. Included in the amount for 2005 is $400.0 million related to our primary European credit facilities maturing on April 30, 2005 and our €400 million 6.375% Euro Notes due June 2005 (equivalent to approximately $542 million at December 31, 2004). In March 2006, $1.45 billion related to our asset-based facilities matures, and the $250 million 6 5/8% Senior Notes are due in December 2006. On February 23, 2005 we announced that we intend to refinance approximately $3.3 billion of our credit facilities. These include:

•	a $1.3 billion asset-based credit facility, due March 31, 2006,

•	a $650 million asset-based term loan, due March 31, 2006,

•	a $680 million deposit funded credit facility, due September 30, 2007, and

•	$650 million in credit facilities for our Goodyear Dunlop Tires Europe B.V. affiliate, due April 30, 2005.
      We expect to replace these facilities with $3.35 billion in new five-year facilities that will be due in 2010 and include:

•	a $1.5 billion asset-based credit facility,

•	a $1.2 billion second lien term loan, and

•	the Euro equivalent of $650 million in credit facilities for Goodyear Dunlop Tires Europe B.V.
      These transactions are subject to market conditions and the execution of definitive documentation and are expected to close in April 2005. We expect to record pretax charges of approximately $40 million for the write-off of unamortized costs related to the replaced facilities, and the costs of refinancing could be significant. Failure to refinance the European credit facilities or asset-based facilities before they mature could have a material adverse affect on our liquidity. In order to ensure that our future liquidity requirements are addressed, we plan to seek additional financing in the capital markets. Because of our debt ratings, operating performance over the past few years and other factors, access to the capital markets cannot be assured.
      Our ongoing ability to access the capital markets is also dependent on the degree of success we have implementing our North American Tire turnaround strategy. Successful implementation of the turnaround strategy is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. While we made progress in implementing the turnaround strategy in 2004, there is no assurance that our progress will continue, or that we will be able to sustain any future progress to a degree sufficient to maintain access to capital markets and meet liquidity requirements. As a result, failure to complete the turnaround

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Future Liquidity Requirements (continued)
strategy successfully could have a material adverse effect on our financial position, results of operations and liquidity.
      Future liquidity requirements also may make it necessary for us to incur additional debt. However, a substantial portion of our assets is already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, unless we sustain or improve our financial performance, our ability to raise unsecured debt may be limited.
      In addition to maturing debt, we are required to make contributions to our domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, we expect to be required by ERISA to make contributions to our domestic pension plans of approximately $400 million to $425 million in 2005. At the end of 2005, the current interest rate relief measures used for pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $600 million to $650 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $725 million to $775 million. The assumptions used to develop these estimates are described in the Commitments and Contingencies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2004. We are not able to reasonably estimate our future required contributions beyond 2006. Nevertheless, we expect that the amount of contributions required in years beyond 2006 will be substantial. In 2005, in addition to required domestic plan contributions, we expect to contribute approximately $70 million to our funded international pension plans.
      Our postretirement benefit plans will require amounts to cover benefit payments in the future. Benefit payments are expected to be approximately $304 million in 2005, $321 million in 2006 and $274 million in 2007. These estimates are based upon the plan provisions currently in effect. Ultimate payments are expected to be $2.6 billion as calculated on December 31, 2004. The majority of these payments would be made more than five years hence. The estimated payments do not include an estimated reduction in our obligations totaling approximately $475 million to $525 million resulting from the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
      Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell), our joint venture partner in South Pacific Tyres (SPT), has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT. The purchase price is a formula price based on the earnings of SPT, subject to various adjustments. If Ansell does not exercise its right, we may require Ansell to sell its interest to us during the 180 days following the expiration of Ansell’s right at a price established using the same formula.
      We are subject to various legal proceedings, including those described in Note 20. In the event we wish to appeal any future adverse judgment in any proceeding, we would be required to post an appeal bond with the relevant court. If we do not have sufficient availability under our U.S. deposit-funded credit facility to issue a letter of credit to support an appeal bond, we may be required to (i) pay down borrowings under the facility in order to increase the amount available for issuing letters of credit, or (ii) deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Future Liquidity Requirements (continued)
      A substantial portion of our borrowings is at variable rates of interest and exposes us to interest rate risk. If interest rates rise, our debt service obligations would increase. An unanticipated significant rise in interest rates could have a material adverse effect on our liquidity in future periods.

Note 23.	Investments in Unconsolidated Affiliates
At December 31, 2004, we had a number of investments in entities that engaged in the manufacture, distribution and sale of tires and tire related products and services. In addition, we had an investment in a rubber purchasing consortium, Rubbernetwork.com (RNC). Effective January 1, 2004, South Pacific Tyres (SPT) and Tire & Wheels Assemblies, Inc. (T&WA) were consolidated pursuant to FIN 46. Refer to Note 8. The other investments continued to be accounted for under the equity method.
      Investments in and Advances to Affiliates at December 31, 2004 and 2003 included balances related to the affiliates in the following table, among others. Balances related to SPT and T&WA were included only at December 31, 2003.
      Our percentage ownership of the investees indicated below follows:

Investment	Ownership

Dunlop Goodyear Kabushiki Kaisha	25.0%
Nippon Goodyear Kabushiki Kaisha	25.0
AOT, Inc.	50.0
Coast Tire & Auto Service (2002) Ltd	49.0
Fountain Tire Limited	49.0
RNC	27.8
SPT	50.0
T&WA	40.0
Investments in and advances to the unconsolidated affiliates presented above totaled $28.9 million and $167.9 million (as restated) at December 31, 2004 and 2003, respectively. Our aggregate investments in and advances to unconsolidated affiliates were $34.9 million and $184.2 million (as restated) at December 31, 2004 and 2003, respectively. The balances at December 31, 2003 included SPT and T&WA.
      Summarized financial information related to the unconsolidated affiliates in the table above is presented below.

		All
	RNC	Other	Total
(In millions)
2004
Statement of Income Information:
Net sales	$13.7	$981.6	$995.3
Gross profit	0.7	235.6	236.3
Net income (loss)	(1.0)	27.8	26.8
Financial Position Information:
Current assets	7.1	357.4	364.5
Noncurrent assets	0.5	37.6	38.1
Current liabilities	3.2	283.3	286.5
Noncurrent liabilities	12.1	25.3	37.4

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.	Investments in Unconsolidated Affiliates (continued)

			All
	SPT	RNC	Other	Total

2003
Statement of Income Information:
Net sales	$640.3	$9.0	$1,302.4	$1,951.7
Gross profit (loss)	183.6	(6.5)	267.4	444.5
Net income (loss)	(19.5)	(29.7)	12.9	(36.3)
Financial Position Information:
Current assets	287.8	10.1	354.3	652.2
Noncurrent assets	194.9	0.8	111.7	307.4
Current liabilities	321.5	12.8	314.7	649.0
Noncurrent liabilities	97.6	10.5	88.9	197.0

2002
Statement of Income Information:
Net sales	$523.4	$9.0	$1,056.1	$1,588.5
Gross profit (loss)	137.2	(6.9)	208.0	338.3
Net income (loss)	(14.5)	(15.3)	6.8	(23.0)

Note 24.	Subsequent Events
On February 28, 2005, we announced that we had entered into an agreement to sell the assets of our North American farm tire business to Titan International, Inc., for approximately $100 million, pending government, regulatory and union approvals. In connection with the transaction, we expect to record approximately $35 to $65 million of non-cash pension and retiree medical costs in the quarter in which the transaction closes. Additional charges also may be incurred in connection with the closing of the transaction. The assets to be sold include inventories and our manufacturing plant, property and equipment in Freeport, Illinois.
      Effective January 1, 2005, we integrated our Chemical Products business segment into our North American Tire business segment. The integration will not affect net income. During 2004, $818.6 million, or 53.4%, of Chemical Products’ sales and 75.2% of its segment operating income resulted from intercompany transactions. Beginning with the first quarter of 2005, our total segment sales will no longer reflect these intercompany sales. In addition, the segment operating income previously attributable to Chemical Products’ intercompany transactions will no longer be included in the total segment operating income that we report.
      On January 21, 2005, final regulations were issued under the Medicare Prescription Drug, Improvement and Modernization Act. Based on the clarifications provided in the final regulations, our net periodic postretirement cost is expected to be lower by approximately $50 million in 2005, and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million during 2005. Refer to Note 13.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter

	Restated

(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2004
Net Sales	$4,301.9	$4,519.4	$4,714.2	$4,834.9	$18,370.4
Gross Profit	825.1	927.6	946.9	961.6	3,661.2
Net Income (Loss)	$(78.1)	$29.8	$38.5	$124.6	$114.8

Net Income (Loss) Per Share — Basic	$(0.45)	$0.17	$0.22	$0.71	$0.65

— Diluted	$(0.45)	$0.17	$0.20	$0.62	$0.63

Average Shares Outstanding — Basic	175.3	175.3	175.4	175.5	175.4
— Diluted	175.3	176.8	206.9	207.8	192.3
Price Range of Common Stock:* High	$11.97	$10.45	$12.00	$15.01	$15.01
Low	7.06	7.66	8.70	9.15	7.06
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,167.6	$15,000.4	$15,777.5	$16,533.3
Total Debt	5,401.4	5,316.8	5,660.5	5,679.6
Shareholders’ Equity (Deficit)	(144.2)	(167.3)	(47.8)	72.8

	Quarter As Originally Reported

	First	Second	Third
(In millions, except per share amounts)	(A)	(B)	(C)

2004
Net Sales	$4,290.9	$4,508.9	$4,713.7
Gross Profit	825.2	926.1	947.1
Net Income (Loss)	$(76.9)	$25.1	$36.5

Net Income (Loss) Per Share — Basic	$(0.44)	$0.14	$0.21

— Diluted	$(0.44)	$0.14	$0.21

Average Shares Outstanding — Basic	175.3	175.3	175.4
— Diluted	175.3	176.8	177.9
Price Range of Common Stock:* High	$11.97	$10.45	$12.00
Low	7.06	7.66	9.09
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,421.3	$15,261.8	$15,675.0
Total Debt	5,341.4	5,257.1	5,603.8
Shareholders’ Equity (Deficit)	(121.5)	(147.5)	(38.4)

(A)	As reported in 2004 Form 10-Q filed on June 18, 2004.

(B)	As reported in 2004 Form 10-Q filed on August 5, 2004.

(C)	As reported in 2004 Form 10-Q filed on November 9, 2004.

*	New York Stock Exchange — Composite Transactions

Effect of restatement adjustments on Goodyear’s previously issued financial statements

	(Unaudited)

	2004 Quarter Ended

(In millions, except per share amounts)	March 31	June 30	September 30	Total

Net income (loss) as originally reported(A)	$(76.9)	$25.1	$36.5	$(15.3)
Adjustments (pretax):
SPT	0.6	(1.2)	1.2	0.6
General and Product Liability	(1.5)	4.1	(0.4)	2.2
Account Reconciliations	0.8	1.1	0.6	2.5

Total adjustments (pretax)	(0.1)	4.0	1.4	5.3
Tax effect of restatement adjustments	(0.5)	1.4	(0.4)	0.5
Tax adjustments	(0.6)	(0.7)	1.0	(0.3)

Total taxes	(1.1)	0.7	0.6	0.2

Total net adjustments	(1.2)	4.7	2.0	5.5

Net income (loss) as restated	$(78.1)	$29.8	$38.5	$(9.8)

Per Share of Common Stock:
Net income (loss) — Basic as originally reported	$(0.44)	$0.14	$0.21

Effect of net adjustments	(0.01)	0.03	0.01

Net income (loss) — Basic as restated	$(0.45)	$0.17	$0.22

Net income (loss) — Diluted as originally reported	$(0.44)	$0.14	$0.21
Effect of net adjustments	(0.01)	0.03	0.01
Effect of Convertible Senior Notes	—	—	(0.02)

Net income (loss) — Diluted as restated	$(0.45)	$0.17	$0.20

(A)	As reported in 2004 Forms 10-Q filed on June 18, August 5 and November 9, 2004, respectively.
Net income per share — diluted as restated in the third and fourth quarters of 2004 reflected the dilutive impact of the assumed conversion of our $350 million Convertible Senior Notes into shares of our Common Stock. The Notes were issued on July 2, 2004. Net income per share — diluted in 2004 included a pro forma earnings adjustment representing avoided after-tax interest expense of $3.5 million in each of the third and fourth quarters. Average shares outstanding — diluted included 29.1 million shares in each of the third and fourth quarters, and 14.5 million shares in the full year, resulting from the assumed conversion. Refer to Note 12.
      The first quarter of 2004 included net after-tax gains of $2.1 million from asset sales and net favorable tax adjustments of $1.9 million. The first quarter also included net after-tax charges of $20.5 million for rationalizations, $11.6 million for insurance fire loss deductibles, $9.2 million for general and product liability-discontinued products and $4.1 million for accelerated depreciation.
      The second quarter of 2004 included net favorable tax adjustments of $4.9 million and net after-tax gains $1.1 million from asset sales. The second quarter also included net after-tax charges of $8.5 million for rationalizations, $8.1 million for general and product liability-discontinued products and $0.5 million for accelerated depreciation.
      The third quarter of 2004 included net favorable tax adjustments of $43.6 million and net after-tax gains of $1.1 million from asset sales. The third quarter also included net after-tax charges of $30.3 million for rationalizations, $8.1 million for general and product liability-discontinued products and $1.9 million for accelerated depreciation.

      The fourth quarter of 2004 included net favorable tax adjustments of $9.7 million and net after-tax gains of $156.6 million from an environmental insurance settlement, $19.3 million from a favorable lawsuit settlement with certain suppliers and $7.3 million from net reversals of rationalization charges. The fourth quarter also included net after-tax charges of $27.4 million for general and product liability-discontinued products, $11.8 million from asset sales (including a loss on the write-down of the assets of our natural rubber plantations in Indonesia) and $2.9 million for accelerated depreciation.
Quarterly Data and Market Price Information

	Quarter

	Restated

(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2003
Net Sales	$3,546.5	$3,754.1	$3,906.7	$3,914.8	$15,122.1
Gross Profit	583.4	712.5	711.1	616.1	2,623.1
Net Loss	$(200.5)	$(59.6)	$(120.3)	$(427.0)	$(807.4)

Net Loss Per Share — Basic	$(1.14)	$(0.34)	$(0.69)	$(2.44)	$(4.61)

— Diluted	$(1.14)	$(0.34)	$(0.69)	$(2.44)	$(4.61)

Average Shares Outstanding — Basic	175.3	175.3	175.3	175.3	175.3
— Diluted	175.3	175.3	175.3	175.3	175.3
Price Range of Common Stock:* High	$7.33	$7.35	$8.19	$7.94	$8.19
Low	3.35	4.55	4.49	5.55	3.35
Selected Balance Sheet Items at Quarter-End:
Total Assets	$13,227.8	$14,639.0	$14,586.0	$14,701.1
Total Debt	3,830.1	5,026.1	4,944.8	5,086.0
Shareholders’ Equity (Deficit)	90.1	171.8	63.5	(32.2)

	Quarter

	As Previously Reported (A)

(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2003
Net Sales	$3,545.8	$3,753.3	$3,906.1	$3,913.8	$15,119.0
Gross Profit	583.0	714.5	711.7	614.5	2,623.7
Net Income (Loss)	$(196.5)	$(53.0)	$(118.2)	$(434.4)	$(802.1)

Net Income (Loss) Per Share — Basic	$(1.12)	$(0.30)	$(0.67)	$(2.49)	$(4.58)

— Diluted	$(1.12)	$(0.30)	$(0.67)	$(2.49)	$(4.58)

Average Shares Outstanding — Basic	175.3	175.3	175.3	175.3	175.3
— Diluted	175.3	175.3	175.3	175.3	175.3
Price Range of Common Stock:* High	$7.33	$7.35	$8.19	$7.94	$8.19
Low	3.35	4.55	4.49	5.55	3.35
Selected Balance Sheet Items at Quarter-End:
Total Assets	$13,246.5	$14,636.0	$14,575.9	$15,005.5
Total Debt	3,829.1	5,025.1	4,943.8	5,077.4
Shareholders’ Equity (Deficit)	126.1	207.9	96.0	(13.1)

(A)	As reported in 2004 Form 10-K filed on May 19, 2004.

*	New York Stock Exchange — Composite Transactions

Quarterly Data and Market Price Information

	Quarter As Originally Reported

(In millions, except per share amounts)	First (A)	Second (B)	Third (C)

2003
Net Sales	$3,545.5	$3,758.2	$3,906.0
Gross Profit	621.1	707.2	719.4
Net Loss	$(163.3)	$(73.6)	$(105.9)

Net Loss Per Share — Basic	$(0.93)	$(0.42)	$(0.60)

— Diluted	$(0.93)	$(0.42)	$(0.60)

Average Shares Outstanding — Basic	175.3	175.3	175.3
— Diluted	175.3	175.3	175.3
Price Range of Common Stock:* High	$7.33	$7.35	$8.19
Low	3.35	4.55	4.49
Selected Balance Sheet Items at Quarter-End:
Total Assets	$13,367.9	$14,740.7	$14,597.6
Total Debt	3,826.7	5,022.7	4,941.5
Shareholders’ Equity	562.0	611.2	429.3

(A)	As reported in 2003 Form 10-Q filed on April 30, 2003.

(B)	As reported in 2003 Form 10-Q filed on July 30, 2003.

(C)	As reported in 2003 Form 10-Q filed on November 19, 2003.

*	New York Stock Exchange — Composite Transactions

Effect of restatement adjustments on Goodyear’s previously issued 2003 quarterly financial statements
Increase (decrease) in Income (loss)

	Quarter Ended

(In millions, except per share amounts)	March 31	June 30	September 30	December 31		Total

Net loss as originally reported(A)	$(163.3)	$(73.6)	$(105.9)	$(434.4	)(B)	$(777.2)
Adjustments (pretax):
Accounting Irregularities	(1.6)	(2.9)	4.9	—		$0.4
Account Reconciliations	(27.7)	20.9	(10.5)	—		(17.3)
Out-of-Period	0.7	(0.2)	0.4	—		0.9
Discount Rate Adjustments	(4.3)	(4.4)	(4.3)	—		(13.0)
Chemical Products Segment	2.4	(0.7)	(1.1)	—		0.6

Total adjustments (pretax)	(30.5)	12.7	(10.6)	—		(28.4)
Tax effect of restatement adjustments	(2.7)	3.7	(1.7)	—		(0.7)
Tax adjustments	—	4.2	—	—		4.2

Total taxes	(2.7)	7.9	(1.7)	—		3.5

Total net adjustments	(33.2)	20.6	(12.3)	—		(24.9)

Net loss as previously reported(B)	$(196.5)	$(53.0)	$(118.2)	$(434.4)		$(802.1)

SPT	(0.4)	(2.0)	(0.4)	0.5		(2.3)
General and Product Liability	—	—	—	7.3		7.3
Account Reconciliations	(2.9)	(2.0)	(1.0)	0.5		(5.4)

Total adjustments (pretax)	(3.3)	(4.0)	(1.4)	8.3		(0.4)
Tax effect of restatement adjustments	(0.1)	0.4	(0.1)	(0.3)		(0.1)
Tax adjustments	(0.6)	(3.0)	(0.6)	(0.6)		(4.8)

Total taxes	(0.7)	(2.6)	(0.7)	(0.9)		(4.9)

Total net adjustments	(4.0)	(6.6)	(2.1)	7.4		(5.3)

Net loss as restated	$(200.5)	$(59.6)	$(120.3)	$(427.0)		$(807.4)

Per Share of Common Stock:
Net loss — Basic as originally reported(A)	$(0.93)	$(0.42)	$(0.60)	$(2.49	)(B)	$(4.44)
Effect of net adjustments	(0.19)	0.12	(0.07)	—		(0.14)

Net loss — Basic as previously reported(B)	$(1.12)	$(0.30)	$(0.67)	$(2.49)		$(4.58)
Effect of net adjustments	(0.02)	(0.04)	(0.02)	0.05		(0.03)

Net loss — Basic as restated	$(1.14)	$(0.34)	$(0.69)	$(2.44)		$(4.61)

Net loss — Diluted as originally reported(A)	$(0.93)	$(0.42)	$(0.60)	$(2.49	)(B)	$(4.44)
Effect of net adjustments	(0.19)	0.12	(0.07)	—		(0.14)

Net loss — Diluted as previously reported(B)	$(1.12)	$(0.30)	$(0.67)	$(2.49)		$(4.58)
Effect of net adjustments	(0.02)	(0.04)	(0.02)	0.05		(0.03)

Net loss — Diluted as restated	$(1.14)	$(0.34)	$(0.69)	$(2.44)		$(4.61)

(A)	As reported in 2003 Forms 10-Q filed on April 30, July 30 and November 19, 2003, respectively.

(B)	As reported in 2003 Form 10-K filed on May 19, 2004.
The first quarter of 2003 included net after-tax charges of $57.9 million for rationalizations, $19.1 million for general and product liability-discontinued products and $7.5 million for accelerated depreciation. The first quarter also included net favorable tax adjustments of $1.2 million and a net after-tax gain of $0.2 million from asset sales.

      The second quarter of 2003 (as previously reported) included net charges for restatement adjustments totaling $25.6 million before tax ($31.3 million after tax). These adjustments related primarily to Interplant, Engineered Products and Tax adjustments, and have been restated to prior periods. Several factors relating to Goodyear’s enterprise resource planning systems implementation resulted in Engineered Products’ inability to locate or recreate account reconciliations for prior periods in the amount of $19.0 million before tax ($18.6 million after tax). As a result, Engineered Products was unable to allocate the amount to applicable periods and accordingly, recorded this adjustment in the first quarter of 2003.
      The second quarter of 2003 included net favorable tax adjustments of $12.8 million and a net after-tax gain of $9.1 million resulting from general and product liability-discontinued products. The second quarter also included net after-tax charges of $13.0 million for rationalizations, $6.4 million from asset sales and $0.5 million for accelerated depreciation.
      The third quarter of 2003 included net after-tax charges of $62.5 million for general and product liability-discontinued products, $46.3 million for rationalizations (including $1.5 million at SPT), $5.9 million from asset sales and $0.5 million for accelerated depreciation. The third quarter also included net favorable tax adjustments of $35.8 million.
      The fourth quarter of 2003 included net after-tax charges of $154.2 million for rationalizations (including $1.1 million at SPT), $122.9 million for accelerated depreciation, asset write-offs and impairments, $63.6 million (as restated) for general and product liability-discontinued products, $9.5 million related to a labor litigation judgment against Goodyear in Europe and $4.2 million (as restated) from asset sales. The fourth quarter also included net unfavorable tax adjustments of $0.2 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Overview
This Annual Report on Form 10-K reflects adjustments made pursuant to the restatements included in the 2003 Form 10-K as well as the restatements announced in November 2004 and February 2005. Please refer to the Note to the Financial Statements No. 2, Restatement, in this Form 10-K for a detailed description of these restatements as well as their impact on the Company’s prior period financial statements.

Restatements Included in 2003 Form 10-K
These restatements arose initially out of an intensified effort to reconcile certain general ledger accounts, which were out-of-balance largely as a result of problems associated with the implementation of enterprise resource planning software, and following the receipt of a management letter dated March 11, 2003, from the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), in which PwC noted the need for increased attention to the account reconciliation process.
      As a result of Goodyear’s efforts to reconcile these accounts, the Company initially recorded adjustments that reduced net income for the quarter ended June 30, 2003 by $31.3 million. The Company subsequently determined in the third quarter of 2003 that it needed to make additional adjustments arising out of account reconciliations. Based on an assessment of the impact of the adjustments to the expected 2003 results, management and the Audit Committee decided to restate the Company’s previously issued financial statements. PwC, in October 2003, advised the Company that the failure to identify certain issues that had affected several years financial statements related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliation, and internal reporting and monitoring of these matters. The restatement, which was contained in the Company’s Report on Form 8-K filed concurrently with its Form 10-Q for the quarter ended September 30, 2003, resulted in a decrease in cumulative net income through June 30, 2003 of $84.7 million. The restatement also included changes to the timing of certain previously recognized adjustments not arising from account reconciliations as well as other adjustments identified during the restatement process.
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
      Additionally, in the first and second quarters of 2004, the Company identified other matters requiring adjustment. Some of these adjustments resulted from an improper understatement of workers’ compensation liability and improper accounting related to the valuation of real estate received in payment of trade accounts receivable. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement of the financial information contained in the Form 8-K discussed above was necessary. This further restatement was reflected in the 2003 Form 10-K filed on May 19, 2004. The adjustments identified through May 19, 2004 reduced previously reported net income through September 30, 2003 by a total of $280.8 million, including the effect of the adjustments described above.

May 2004 Material Weaknesses
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

Restatements Included in this 2004 Form 10-K
On November 5, 2004, the Company announced that it would file an amendment to its 2003 Form 10-K which would include financial information related to certain of the Company’s investments in affiliates, and a restatement of the Company’s prior period financial statements to record certain additional out-of-period adjustments identified and recorded in the first and second quarters of 2004.
      The Company also identified a misclassification of balance sheet deferred tax accounts in the course of preparing its third quarter Form 10-Q. The Company recorded certain deferred tax assets and liabilities on a gross basis beginning in the December 31, 2003 balance sheet, rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. This misclassification resulted in an overstatement of total assets and total liabilities by approximately $357 million. There was no effect on shareholders equity, net income or cash flow previously reported by the Company.
      Following the filing of its third quarter Form 10-Q on November 9, 2004, which reflected a restatement for all known adjustments up to that point in time, Goodyear identified additional out-of-period adjustments affecting the third quarter of 2004 and earlier periods. In addition, on December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning its Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of the matter could have an impact on the Company’s previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment of a 10-year supply agreement between the Company and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. This Form 10-K reflects a resolution of the SPT accounting issues.
      For a description of the impact of these restatement adjustments on prior periods please refer to “Restatements Included in 2004 Form 10-K” in the Note to the Financial Statements No. 2, Restatement, in this Form 10-K.

Compliance with Sarbanes-Oxley Section 404
Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Company’s senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal controls over financial reporting are effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management formed an internal control steering committee, engaged outside consultants and adopted a detailed program to assess the adequacy of internal controls over financial reporting, create or supplement documentation of controls over financial reporting, remediate control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.
      Management’s report on internal controls over financial reporting as of December 31, 2004, pursuant to Section 404, is included in this Form 10-K. In our report, management concludes that the previously identified material weakness relating to account reconciliations remains and identifies an additional material weakness relating to segregation of duties at the application control level in enterprise resource planning systems. Remedial efforts related to these material weaknesses, as well as the material weaknesses and reportable conditions identified in May 2004 are described in detail below.

Remediation of Internal Control Weaknesses
The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has determined that it would strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Certain measures to strengthen internal controls were implemented prior to January 1, 2004. During that time period the Company:

•	Established a requirement at the corporate level that each manager responsible for an account certify, on a monthly basis, that such account has been accurately reconciled;

•	Directed its Internal Audit Department to commence targeted reviews of selected account reconciliations;

•	Established a requirement that the finance director of each operating unit that maintains a general ledger or sub-ledger confirm on a quarterly basis that all balance sheet accounts for which he or she has responsibility have been reconciled accurately and on a timely basis;

•	Restructured reporting relationships within the finance function such that the finance directors of all seven strategic business units report directly to the Chief Financial Officer and the controllers of these business units report to the Corporate Controller; and

•	Changed compensation structures for business unit finance directors so that compensation is no longer directly tied to financial performance of the business unit.
      The implementation of other remedial measures was completed between January 1, 2004 and May 19, 2004, the date on which the Company’s 2003 Form 10-K was filed. During the January 1 — May 19, 2004 time period the Company:

•	Took disciplinary actions (ranging from reprimand to termination) against numerous employees;

•	Increased staffing (including the use of temporary personnel) in various aspects of the Company’s finance and internal audit functions;

•	Increased management oversight by creating a new Disclosure Committee comprised of senior managers with responsibility for responding to issues raised during the financial reporting process;

•	Addressed the intentional overrides of internal controls in the European Union Tire business unit by streamlining that organization to eliminate a level of management and financial reporting;

•	Conducted enhanced training on the certification process whereby senior finance management explained each matter to be certified with each of the seven strategic business units and their local management teams;

•	Visited various overseas locations and reviewed and confirmed the accuracy of selected account reconciliations, analyzed reported results, reviewed items identified by prior audits to ensure corrective actions were in place and reviewed the certification process with local management;

•	Commissioned a review of a significant portion of open workers’ compensation claims, including a certification by the outside administrator to ensure that such claims were being properly valued; and

•	Revised procedures with respect to opening bank accounts to ensure appropriate oversight by the Treasury Department.
      A number of other initiatives to strengthen the Company’s internal controls were initiated in 2004 and have continued since then. These include:

•	Expanding the personnel, upgrading the talent, and increasing the responsibilities of the Internal Audit Department;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function through the hiring of credentialed accountants from outside of the Company;

•	Developing new and enhanced monitoring controls, including monthly reports to the corporate assistant controller on the status of account reconciliations with explanations for any unreconciled accounts, reporting tools for identified post-closing adjustments, out-of-period adjustments and significant legal contingencies, and a global accounting issues database for the real-time reporting of significant accounting issues;

•	Creating a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process, accounting and finance issues in general and to encourage associates to raise issues for review and/or resolution;

•	Reviewing accounting policies and procedures, and where appropriate making modifications;

•	Adopting an account reconciliation policy that includes assignment of all accounts to specific associates, monthly deadlines for completing reconciliation, and review of the reconciliation of each account by management on a monthly or quarterly basis depending on the nature of the account;

•	Conducting training sessions on the account reconciliation policy and procedures for personnel based in Akron and other locations;

•	Holding of conferences for finance personnel at various locations around the world. Subjects covered included remediation of identified internal control issues including account reconciliations, Sarbanes-Oxley compliance, application of U.S. GAAP and Company accounting policies, establishment of a proper “tone at the top” and the importance of inter-departmental dialogue; and

•	Improving communication of Company ethical policies through discussion at conferences and meetings, communication on the Company intranet, wider dissemination of the Company’s business conduct manual and recertification and acknowledgment of the business conduct manual by non-union associates. In addition, General Managers worldwide discussed the Business Conduct program with their employees in the third quarter of 2004.

Remediation of May 2004 Material Weaknesses and Reportable Conditions
Considering the remedial actions described in detail above and the results of the Company’s testing of our internal controls over financial reporting as of December 31, 2004, management has made the following conclusions with respect to the four material weaknesses and two reportable conditions identified in May 2004:

•	As indicated in management’s report on internal control over financial reporting included in this Form 10-K, we have concluded that account reconciliations continue to represent a material weakness;

•	Although monitoring controls were considered to represent a material weakness in our internal control structure in 2003, as of December 31, 2004, management has concluded that remedial actions have been implemented and are operating effectively to reduce the significance of this matter to a significant deficiency;

•	Communication and reporting was the third material weakness cited by our auditors in May 2004. Management has now concluded that appropriate remedial actions have been instituted to reduce the significance of this matter to an internal control deficiency; and

•	With respect to the fourth material weakness, management’s oversight to reduce opportunities for intentional overrides of internal controls, management has concluded that this material weakness has been fully remediated and no longer is considered to represent an internal control deficiency.

      The level of our finance team’s knowledge of U.S. GAAP and internal controls was cited as a reportable condition in May 2004. Due to remedial actions taken in 2004, as of December 31, 2004, management has concluded that this matter now represents a significant deficiency. The second reportable condition related to our internal controls surrounding the establishment of bank accounts. As a result of control procedures implemented, management has concluded that this reportable condition has been fully remediated and no longer represents an internal control deficiency.

Current Material Weaknesses
Despite the significant progress that has been achieved in remediating previously-identified material weaknesses, reportable conditions and other internal control deficiencies, management is committed to continue to implement the remedial actions discussed above, as appropriate, as well as undertake additional actions in 2005 to remediate its two current material weaknesses.
      Although management has determined that account reconciliations continue to be a material weakness, it believes that it has made significant progress in addressing this matter. Management believes that the number of out-of-period adjustments arising from account reconciliations in 2004 was due in part to its efforts to improve controls in this area, including enhanced monitoring controls, training in account reconciliation procedures and new personnel performing and/or reviewing account reconciliations.
      Subsequent to December 31, 2004, in order to address the segregation of duties material weakness described in Management’s Report on Internal Control Over Financial Reporting, the Company has implemented mitigating controls with regard to specifically-identified conflicts within order-to-cash and purchase-to-pay business processes until the application systems can be modified to prevent this risk. The Company’s review of the transactions in 2004 that could have been affected by this deficiency in our Segregation of Duties did not identify any fraudulent transactions. In addition to this specific action, the Company is in the process of remediating certain application-specific access control issues that inherently create Segregation of Duties issues as well as ensuring that appropriate management performs a quarterly review and approval of potential segregation of duties conflicts. Finally, we plan on conducting quarterly testing of mitigating controls where conflicts are not able to be eliminated and implementing better Segregation of Duties analysis tools.
      Other significant remedial actions underway or planned to commence in 2005 not specifically related to the two remaining material weaknesses include:

•	Development of formalized procedures to be implemented in 2005 for conducting monthly financial statement variance analyses by location and establishing tolerance limits for such variances;

•	Changing the compensation structure for regional, country-level and plant-level controllers to reduce the weight given to business unit performance and increase the weight given to qualitative factors such as Section 404 compliance, financial statement integrity and maintaining appropriate monitoring controls;

•	Continuing to upgrade the talent of our finance staff by implementing an on-going U.S. GAAP training program, consisting of providing appropriate technical resources to our global team and training on the use of such resources, conducting a series of training sessions for our finance associates, and distribution of a quarterly publication highlighting changes in accounting and reporting standards,

Company accounting policies and relevant current topics of interest. In addition, we will also continue to hire qualified external candidates to supplement the technical knowledge of our existing staff; and

•	Continuing efforts to simplify financial processes and information technology systems.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis and will implement further action as it deems necessary in its continuing efforts to strengthen the control process. While the Company believes that its remedial measures have substantially improved the Company’s control processes and procedures, there is no assurance that the continuing implementation of these measures will succeed in making the Company’s internal control over financial reporting effective. One factor that may affect management’s assessment of the effectiveness of the Company’s internal control over financial reporting is the level of the Company’s net income or loss in future periods. To the extent the Company has near break-even net income, there may be a greater likelihood that a control deficiency would result in a material misstatement of the annual or interim financial statements.

Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were ineffective, as of December 31, 2004 to provide reasonable assurance that information the Company must disclose in reports with the SEC is properly recorded, processed and summarized and then reported as required. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-K, the Company has adopted additional remedial measures described above to address the deficiencies in its disclosure controls that existed on December 31, 2004 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-K properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving its objectives, and future events may impact the effectiveness of a system of controls.

Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
None.

PART III.
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Corporate Governance Principles and Board Matters — The Audit Committee,” in the Company’s 2005 Proxy Statement is incorporated herein by reference. For information regarding Goodyear’s executive officers, reference is made to Part I, at pages 20 through 23, inclusive, of this Annual Report.
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
      Akron, Ohio 44316-0001 (330) 796-3751
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
ITEM 11.     EXECUTIVE COMPENSATION.
The information under the heading “Executive Officer Compensation” and under the heading “Directors’ Compensation” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the headings “Equity Compensation Plan Information,” “Beneficial Ownership of Common Stock” and “Beneficial Ownership of Directors and Management” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information under the heading “Executive Officer Compensation” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the heading “Principal Accountant Fees and Services” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

      The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has recently advised the Audit Committee of the Company’s Board of Directors that certain expatriate cash handling services related to tax withholding performed for a Company subsidiary by a PwC affiliate in China have raised questions regarding PwC’s independence with respect to its performance of audit services. These services are not permitted under the auditor independence rules. The services were provided in 2002, 2003 and 2004 and the fees were insignificant. PwC has informed the Company and the Audit Committee that it has concluded that its impartiality and objectivity were unaffected by the provision of the services and that the services performed have not impaired PwC’s independence with respect to performance of its audit services. The Company and the Audit Committee will continue to monitor and assess the independence of PwC on an ongoing basis.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements: See the Index to Consolidated Financial Statements on page 69 of this Annual Report.

2.	Financial Statement Schedules: See the Index to Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedules at pages FS-2 through FS-67, inclusive, are incorporated into and made a part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits attached to this Annual Report at pages X-1 through X-6, which is incorporated into and made a part of this Annual Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: March 16, 2005	By /s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2005	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 16, 2005	/s/ Richard J. Kramer Richard J. Kramer, Executive Vice President (Principal Financial Officer)

Date: March 16, 2005	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: March 16, 2005	Susan E. Arnold, Director
James C. Boland, Director
John G. Breen, Director
Gary D. Forsee, Director
William J. Hudson Jr., Director
Steven A. Minter, Director
Denise M. Morrison, Director
Rodney O’Neal, Director
Shirley D. Peterson, Director
Thomas H. Weidemeyer, Director	By /s/ Richard J. Kramer Richard J. Kramer, Signing as Attorney-in-Fact for the Directors whose names appear opposite

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX TO FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules:
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
      Financial statements relating to 50 percent or less owned companies other than SPT, the investments in which are accounted for by the equity method, have been omitted as permitted because these companies would not constitute a significant subsidiary.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENT OF INCOME

	Year Ended December 31,

		Restated

(In millions, except per share amounts)	2004	2003	2002

Net Sales	$8,746.1	$7,816.2	$7,613.1
Cost of Goods Sold	7,758.3	7,225.4	6,726.4
Selling, Administrative and General Expense	1,165.4	1,071.4	1,077.8
Rationalizations	40.6	74.7	10.4
Interest Expense	326.4	252.3	210.3
Other (Income) and Expense	(200.9)	(17.4)	71.4
Foreign Currency Exchange	2.3	14.7	(1.2)
Equity in (Earnings) Losses of Affiliates	(2.0)	8.2	10.1

Loss before Income Taxes and Equity in (Earnings) Losses of Subsidiaries	(344.0)	(813.1)	(492.1)
United States and Foreign Taxes on Income (Loss)	(53.3)	(38.2)	1,108.6
Equity in (Earnings) Losses of Subsidiaries	(405.5)	32.5	(353.8)

Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)

Net Income (Loss) Per Share — Basic	$0.65	$(4.61)	$(7.47)

Average Shares Outstanding	175.4	175.3	167.0
Net Income (Loss) Per Share — Diluted	$0.63	$(4.61)	$(7.47)

Average Shares Outstanding	192.3	175.3	167.0
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEET

	December 31,

		Restated
	2004	2003
(In millions)
Assets
Current Assets:
Cash and cash equivalents	$1,004.2	$584.7
Restricted cash	137.0	17.7
Accounts and notes receivable, less allowance — $32.0 ($36.8 in 2003)	1,209.1	941.3
Inventories:
Raw materials	220.8	187.5
Work in process	64.2	47.8
Finished products	877.4	941.5

	1,162.4	1,176.8
Prepaid expenses and other current assets	89.6	134.7

Total Current Assets	3,602.3	2,855.2
Long Term Accounts and Notes Receivable	240.7	271.3
Investments in and Advances to Affiliates	4.2	57.9
Other Assets	61.9	49.6
Intangible Assets	100.7	102.3
Prepaid and Deferred Pension Costs	432.1	506.1
Deferred Charges	159.9	160.4
Investments in Subsidiaries	3,944.3	3,644.0
Properties and Plants, less accumulated depreciation — $4,445.6 ($4,311.0 in 2003)	2,088.8	2,201.7

Total Assets	$10,634.9	$9,848.5

Liabilities
Current Liabilities:
Accounts payable-trade	$529.1	$426.4
Intercompany current accounts	501.9	679.5
Compensation and benefits	647.8	641.6
Other current liabilities	276.6	340.0
United States and foreign taxes	62.7	96.5
Long term debt and capital leases due within one year	562.5	70.2

Total Current Liabilities	2,580.6	2,254.2
Long Term Debt and Capital Leases	4,009.8	4,060.3
Compensation and Benefits	3,336.3	3,116.7
Deferred and Other Noncurrent Income Taxes	65.8	42.8
Other Long Term Liabilities	569.6	406.7

Total Liabilities	10,562.1	9,880.7
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit)
Preferred Stock, no par value: Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares; Outstanding shares, 175.6 (175.3 in 2003)	175.6	175.3
Capital Surplus	1,391.8	1,390.2
Retained Earnings	1,069.9	955.1
Accumulated Other Comprehensive Income (Loss)	(2,564.5)	(2,552.8)

Total Shareholders’ Equity (Deficit)	72.8	(32.2)

Total Liabilities and Shareholders’ Equity	$10,634.9	$9,848.5

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other
	Common Stock				Comprehensive	Total
			Capital	Retained	Income	Shareholders’
	Shares	Amount	Surplus	Earnings	(Loss)	Equity
(Dollars in millions, except per share)
Balance at December 31, 2001 as originally restated(A)	163,165,698	$163.2	$1,245.4	$3,089.3	$(1,870.1)	$2,627.8
(after deducting 32,512,970 treasury shares)
Effect of restatement on periods ending on or before December 31, 2001				(0.1)	(30.9)	(31.0)

Balance at December 31, 2001 (as restated)	163,165,698	163.2	1,245.4	3,089.2	(1,901.0)	2,596.8
Comprehensive income (loss):
Net loss				(1,246.9)
Foreign currency translation (net of tax benefit of $0)					74.4
Minimum pension liability (net of tax of $42.4)					(1,283.6)
Unrealized investment gain (net of tax of $0)					7.3
Deferred derivative gain (net of tax of $0)					60.6
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(64.5)
Total comprehensive loss						(2,452.7)
Cash dividends — $0.48 per share				(79.8)		(79.8)
Common stock issued from treasury:
Domestic pension funding	11,300,000	11.3	126.6			137.9
Common stock issued for acquisitions	693,740	0.7	15.2			15.9
Stock compensation plans	147,995	0.1	2.9			3.0

Balance at December 31, 2002 (as restated)	175,307,433	175.3	1,390.1	1,762.5	(3,106.8)	221.1
(after deducting 20,371,235 treasury shares) Comprehensive income (loss):
Net loss				(807.4)
Foreign currency translation (net of tax benefit of $0)					393.7
Minimum pension liability (net of tax of $2.2)					128.3
Unrealized investment gain (net of tax of $0)					4.1
Reclassification adjustment for amounts recognized in income (net of tax of $8.7)					8.8
Deferred derivative gain (net of tax of $0)					46.3
Reclassification adjustment for amounts recognized in income (net of tax of $1.9)					(27.2)
Total comprehensive loss						(253.4)
Common stock issued from treasury:
Stock compensation plans	18,996		0.1			0.1

Balance at December 31, 2003 (as restated)	175,326,429	175.3	1,390.2	955.1	(2,552.8)	(32.2)
(after deducting 20,352,239 treasury shares)
Comprehensive income (loss):
Net income				114.8
Foreign currency translation (net of tax benefit of $0)					253.2
Minimum pension liability (net of tax of $34.2)					(283.8)
Unrealized investment gain (net of tax of $0)					13.4
Deferred derivative gain (net of tax of $0)					29.6
Reclassification adjustment for amounts recognized in income (net of tax of $(3.5))					(24.1)
Total comprehensive income						103.1
Common stock issued from treasury:
Stock compensation plans	293,210	0.3	1.6			1.9

Balance at December 31, 2004	175,619,639	$175.6	$1,391.8	$1,069.9	$(2,564.5)	$72.8

(after deducting 20,059,029 treasury shares)
(A) As reported in Form 10-K filed on May 19, 2004.
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002
(Dollars in millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$114.8	$(807.4)	$(1,246.9)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	291.1	372.2	289.0
Amortization of debt issue costs	86.1	50.3	17.9
Deferred tax provision	(7.6)	(1.7)	1,160.7
Rationalizations	31.4	29.2	2.4
Asset sales	(30.4)	(104.5)	68.5
Insurance settlement gain	(156.6)	—	—
Minority interest and equity earnings	(6.1)	—	10.6
Net cash flows from sale of accounts receivable	—	(826.2)	55.9
Pension contributions	(124.9)	(26.8)	(150.6)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(171.7)	10.0	(73.6)
Inventories	14.4	27.6	13.8
Accounts payable-trade	(118.6)	89.6	(118.1)
Prepaid expenses and other current assets	73.5	208.8	(129.9)
Deferred charges	(34.2)	2.1	114.8
Long term compensation and benefits	344.5	(106.3)	903.2
Accumulated other comprehensive income — deferred pension gain (loss)	(283.9)	191.0	(1,265.9)
Other long term liabilities	151.5	216.6	(82.9)
Other assets and liabilities	(55.3)	(42.7)	259.5

Total adjustments	3.2	89.2	1,075.3

Total cash flows from operating activities	118.0	(718.2)	(171.6)
Cash Flows from Investing Activities:
Capital expenditures	(153.2)	(158.9)	(247.1)
Asset dispositions	105.9	367.8	104.4
Asset acquisitions	(51.4)	(71.2)	(15.9)
Capital contributions to subsidiaries	(9.4)	(30.7)	(43.1)
Capital redemptions from subsidiaries	5.8	43.6	280.4
Other transactions	35.9	(0.5)	(31.5)

Total cash flows from investing activities	(66.4)	150.1	47.2
Cash Flows from Financing Activities:
Short term debt incurred	43.7	8.3	—
Short term debt paid	—	—	(3.6)
Long term debt incurred	1,675.3	2,379.7	0.5
Long term debt paid	(1,247.0)	(1,510.2)	(45.8)
Common stock issued	1.8	0.2	18.7
Debt issuance costs	(51.4)	(104.1)	—
Increase in restricted cash	(54.5)	(17.7)	—
Dividends paid to Goodyear shareholders	—	—	(79.8)
Other transactions	—	27.9	—

Total cash flows from financing activities	367.9	784.1	(110.0)

Net Change in Cash and Cash Equivalents	419.5	216.0	(234.4)
Cash and Cash Equivalents at Beginning of the Period	584.7	368.7	603.1

Cash and Cash Equivalents at End of the Period	$1,004.2	$584.7	$368.7

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2004, the Parent Company was a party to various long-term financing facilities. Under the terms of these facilities, the Parent Company pledged a significant portion of its assets as collateral. The collateral included the capital stock of certain subsidiaries, first-priority security interests in certain property, plant and equipment and other tangible and intangible assets, and second-priority security interests in accounts receivable, inventory and cash. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to secure additional indebtedness, make investments, and sell assets beyond specified limits. The facilities prohibit the Parent Company from paying dividends on its common stock and limit the amount of capital expenditures the Parent Company, together with its consolidated subsidiaries, may make. The facilities also contain certain financial covenants including the maintenance of a minimum consolidated net worth, a ratio of consolidated EBITDA to consolidated interest expense, and a ratio of consolidated senior secured indebtedness to consolidated EBITDA (as such terms are defined in the respective facility agreements). Repayment of the facilities is required with a defined percentage of the proceeds from certain asset sales and debt or equity issuances. For further information, refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.
      The annual aggregate maturities of long-term debt and capital leases for the five years subsequent to 2004 are presented below. Maturities of debt supported by the availability of revolving credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2005	2006	2007	2008	2009
(In millions)
Debt incurred under or supported by revolving credit agreements	$—	$—	$—	$—	$—
Other	0.6	1,812.0	0.3	0.1	—

	$0.6	$1,812.0	$0.3	$0.1	$—

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2004, the Parent Company had off-balance-sheet financial guarantees written and other commitments totaling $9.8 million.
      At December 31, 2004, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2004, 2003 and 2002.
      The following table presents dividends received during 2004, 2003 and 2002:

	2004	2003	2002
(In millions)
Consolidated subsidiaries	$155.1	$219.0	$113.1
50% or less-owned persons	0.5	2.5	1.8

	$155.6	$221.5	$114.9

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — Continued
Dividends received from consolidated subsidiaries included stock dividends of $14.7 million, $152.1 million and $31.9 million in 2004, 2003 and 2002, respectively.
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest in 2004, 2002 and 2001 of $308.1 million, $234.8 million and $221.2 million, respectively. The Parent Company made net cash payments (receipts) for income taxes in 2004, 2003 and 2002 of $(10.0) million, $(43.9) million and $16.7 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statement of Income have been eliminated in the preparation of the consolidated financial statements:

	2004	2003	2002
(In millions)
Sales	$1,506.2	$1,307.3	$1,255.1
Cost of goods sold	1,501.4	1,304.1	1,251.8
Interest expense	15.2	10.6	5.2
Other (income) and expense	(386.3)	(440.8)	(190.0)

Loss before income taxes	$375.9	$433.4	$188.1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

		Additions
(In millions)	Balance						Translation
	at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to OCI	purchase	reserves		period	period

2004

Allowance for doubtful accounts	$128.9	$50.1	$—	$—	$(42.0	)(a)	$7.4	$144.4
Valuation allowance – deferred tax assets	2,041.9	(41.1)	57.3	—	—		13.9	2,072.0

2003

Allowance for doubtful accounts	$102.1	$55.1	$—	$—	$(39.9	)(a)	$11.6	$128.9
Valuation allowance – deferred tax assets	1,811.7	307.9	(66.6)	—	(11.1)		—	2,041.9

2002

Allowance for doubtful accounts	$88.1	$39.1	$—	$—	$(29.1	)(a)	$4.0	$102.1
Valuation allowance – deferred tax assets	258.4	1,245.1	352.9	—	(44.7)		—	1,811.7

Note:(a) Accounts and notes receivable charged off.

Report of Independent Registered Public Accounting Firm
The Partners
South Pacific Tyres:
      We have audited the accompanying consolidated statement of financial position of South Pacific Tyres (the Partnership) as of June 30, 2004, 2003 and 2002 and the related consolidated statements of financial performance, partners’ equity and cash flows for each of the years in the three-year-period ended June 30, 2004. These consolidated financial statements are the responsibility of the Partnerships’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of June 30, 2004, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with generally accepted accounting principles in Australia.
      Accounting principles generally accepted in Australia vary in certain significant respects from accounting principles generally accepted in the United States. Information relating to the nature and effect of such differences as it relates to Partnership is presented in Notes 31 to 33 to the consolidated financial statements. The application of accounting principles generally accepted in the United States would have affected consolidated financial performance for each of the years in the three-year period ended June 30, 2004 and the determination of partners’ equity as of June 30, 2004, 2003 and 2002, to the extent summarized in Notes 31 to 33 to the consolidated financial statements.
      As discussed in Note 31 to the consolidated financial statements, the Partnership has restated its description of significant differences between generally accepted accounting principles in Australia and generally accepted accounting principles in the United States and their effects on financial performance and partners’ equity for each of the years in the two-year period ended June 30, 2003.

/s/ KPMG
Dated in Melbourne, Australia
October 13, 2004,
except for notes 31, 32 and 33
which are as of March 16, 2005

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
Statement of Financial Performance
For the Year Ended 30th June 2004

		2004	2003	2002
	Notes	$	$	$

Revenue from sale of goods	3	763,609,409	737,027,575	769,790,943
Revenue from rendering services	3	55,127,229	56,569,421	59,595,043
Other revenues from ordinary activities	3	6,503,245	6,407,910	7,615,697

Total revenue from ordinary activities		825,239,883	800,004,906	837,001,683
Cost of goods sold		591,739,184	587,501,675	647,665,319
Selling, Administrative and General Expenses		218,086,061	219,985,037	225,688,548
Significant items	4(a)	11,790,923	9,752,650	93,108,359
Borrowing costs	4(b)	21,937,942	17,834,103	13,660,548
Other expenses from ordinary activities		297,389	287,389	485,062

Expenses from ordinary activities		843,851,499	835,360,854	980,607,836

Loss from ordinary activities before related income tax expense		(18,611,616)	(35,355,948)	(143,606,153)

Income tax expense/(benefit) relating to ordinary activities	6(a)	3,869,684	4,207,837	(13,579,453)

Loss from ordinary activities after related income tax expense		(22,481,300)	(39,563,785)	(130,026,700)
Net loss attributable to outside equity interests	21	—	—	(470)

Net Loss after income tax attributable to the consolidated entity		(22,481,300)	(39,563,785)	(130,027,170)

See accompanying notes to financial statements.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
Statement of Financial Position
As at 30th June 2004

		2004	2003	2002
	Notes	$	$	$

CURRENT ASSETS
Cash assets	7	56,435,875	15,229,939	37,100,672
Receivables	8	130,174,880	137,441,630	141,657,657
Inventories	9	147,411,193	162,032,137	160,741,965
Prepayments	10	3,219,753	3,323,269	2,258,575

TOTAL CURRENT ASSETS		337,241,701	318,026,975	341,758,869

NON-CURRENT ASSETS
Receivables	8	1,651,270	9,546,303	30,384,952
Property, plant and equipment	12	197,823,676	218,425,028	202,827,093
Intangible assets	13	4,498,952	4,916,874	5,204,262
Deferred tax assets	6(c)	14,516,753	18,231,572	22,441,327

TOTAL NON-CURRENT ASSETS		218,490,651	251,119,777	260,857,634

TOTAL ASSETS		555,732,352	569,146,752	602,616,503

CURRENT LIABILITIES
Payables	14	144,028,406	159,953,830	161,782,718
Interest bearing liabilities	15	188,484,663	171,413,834	142,395,212
Current tax liabilities	6(b)	290,809	135,944	58,887
Provisions	16	54,318,272	53,365,690	102,837,858

TOTAL CURRENT LIABILITIES		387,122,150	384,869,298	407,074,675

NON-CURRENT LIABILITIES
Payables	14	704,179	7,986,959	28,491,815
Interest bearing liabilities	15	125,707,508	111,097,444	61,095,014
Provisions	16	6,357,177	6,883,413	7,978,203

TOTAL NON-CURRENT LIABILITIES		132,768,864	125,967,816	97,565,032

TOTAL LIABILITIES		519,891,014	510,837,114	504,639,707

PARTNERS’ EQUITY
Contributed equity	18	317,688,138	317,675,138	317,675,138
Reserves	19	12,374,551	12,570,229	12,570,229
Accumulated losses	20	(294,221,351)	(271,935,729)	(232,268,571)

TOTAL PARTNERS’ EQUITY		35,841,338	58,309,638	97,976,796
Outside equity interest	21	—	—	—

TOTAL PARTNERS’ EQUITY		35,841,338	58,309,638	97,976,796

TOTAL LIABILITIES AND PARTNERS’ EQUITY		555,732,352	569,146,752	602,616,503

See accompanying notes to financial statements.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
Statement of Partners’ Equity

		Outside			Total
	Contributed	Equity	Accumulated		Partners’
	Equity	Interest	Losses	Reserves	Equity

Balance at June 30, 2001	317,675,137	485,688	(98,587,215)	9,220,023	228,793,633
Net loss			(130,027,170)		(130,027,170)
Foreign currency translation				(303,980)	(303,980)
Foreign Currency Translation Reserve — disposal			(3,645,848)	3,645,848
Asset Revaluation Reserve — disposal			(8,338)	8,338
Outside equity interest reduction		(485,688)			(485,688)
Additional contributed equity	1				1

Balance at June 30, 2002	317,675,138	—	(232,268,571)	12,570,229	97,976,796
Net loss			(39,563,785)		(39,563,785)
Initial adoption of AASB1028			(103,373)		(103,373)

Balance at June 30, 2003	317,675,138	—	(271,935,729)	12,570,229	58,309,638
Net loss			(22,481,300)		(22,481,300)
Asset Revaluation Reserve — disposal			195,678	(195,678)
Additional contributed equity	13,000				13,000

Balance at June 30, 2004	317,688,138	—	(294,221,351)	12,374,551	35,841,338

See accompanying notes to financial statements.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
Statement of Cash Flows
For the Year Ended 30th June 2004

		2004	2003	2002
		$	$	$
		Inflows	Inflows	Inflows
	Notes	(Outflows)	(Outflows)	(Outflows)

Cash flows from operating activities
Cash receipts in the course of operations		941,655,101	836,176,622	856,792,111
Cash payments in the course of operations		(908,776,962)	(882,305,840)	(870,905,731)
Interest received		1,160,246	1,935,297	3,689,606
Borrowing costs paid		(13,589,472)	(12,737,555)	(13,368,875)
Income taxes (paid)/refunded	6(b)	—	79,774	(112,184)

Net cash provided by/(used in) operating activities	30(c)	20,448,913	(56,851,702)	(23,905,073)

Cash flows from investing activities
Proceeds on disposal of controlled entities		—	—	1,983,805
Proceeds on disposal of property, plant and equipment		5,342,999	4,472,613	2,919,839
Payments for businesses, (net of cash acquired)	30(b)	—	—	(1,246,831)
Payments for property, plant and equipment		(16,279,869)	(48,512,695)	(14,750,236)

Net cash used in investing activities		(10,936,870)	(44,040,082)	(11,093,423)

Cash flows from financing activities
Proceeds from partner contributions		13,000	—	—
Proceeds from borrowings		49,782,954	79,333,371	136,589,773
Repayment of borrowings		(18,195,000)	—	(79,935,051)
Dividends paid		—	—	(2,146)

Net cash provided by financing activities		31,600,954	79,333,371	56,652,576

Net increase/(decrease) in cash held		41,112,997	(21,558,413)	21,654,080
Cash at the beginning of the financial year		14,539,451	36,097,864	14,170,702
Effects of exchange rate fluctuations on the balances of cash held in foreign currencies		—	—	273,082

Cash at the end of the financial year	30(a)	55,652,448	14,539,451	36,097,864

See accompanying notes to financial statements.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS
For the Year Ended 30th June 2004

Note 1.	Statement of Significant Accounting Policies
General
      The principal activities of the consolidated entity during the period were:

•	Manufacture of tyres for vehicles

•	Wholesaling and retailing of vehicle and aircraft tyres in Australia
      There were no significant changes in the nature of the principal activities of the consolidated entity during the year.
      The significant policies which have been adopted in the preparation of this financial report are:

(a)	Basis of Preparation
      In accordance with Section 11 of the Partnership Agreement, South Pacific Tyres (“the consolidated entity”) is required to prepare a financial report as if it were a public company under the provisions of the Corporations Act 2001.
      In the opinion of the directors, the consolidated entity is not a reporting entity. The financial report of the consolidated entity has been drawn up as a special purpose financial report for distribution to the partners and for the purpose of fulfilling the requirements of the Corporations Act 2001.
      The financial reports has been prepared in accordance with the Corporations Act 2001, the recognition and measurements aspects of all applicable accounting standards and other mandatory professional reporting requirements (Urgent Issues Group Consensus Views) that have a material effect.
      The financial report has been prepared on the accrual basis of accounting as defined in AASB1001, Accounting Policies, using historical cost convention and going concern assumption. Except where stated, it does not take into account changing money values or current valuations of non-current assets.
      These accounting policies have been consistently applied by each entity in the consolidated entity and, except where there is a change in accounting policy, are consistent with those of the previous year.

(b)	Principles of Consolidation

Controlled Entities
      The financial statements of controlled entities are included from the date control commences until the date control ceases.
      Outside interests in the equity and results of the entities that are controlled by the consolidated entity are shown as a separate item in the consolidated financial statements.

Transactions Eliminated on Consolidation
      Unrealised gains and losses and inter-entity balances resulting from transactions with or between controlled entities are eliminated in full on consolidation.

(c)	Revenue Recognition — Note 3
      Revenues are recognised at fair value of the consideration received net of the amount of goods and services tax (GST) payable to the taxation authority.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

Sale of Goods
      Revenue from the sale of goods is recognised (net of returns, discounts and allowances) when control of the goods passes to the customer.

Rendering of Services
      Revenue from rendering services is recognised when the service has been completed.

Interest Revenue
      Interest revenue is recognised as it accrues, taking into account the effective yield on the financial asset.

Sale of Non-Current Assets
      The gross proceeds of non-current asset sales are included as revenue at the date control of the asset passes to the buyer, usually when an unconditional contract of sale is signed.
      The gain or loss on disposal is calculated as the difference between the carrying amount of the asset at the time of disposal and the net proceeds on disposal (including incidental costs).

(d)	Goods and Services Tax
      Revenues, expenses and assets are recognised net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the Australian Tax Office (ATO). In these circumstances the GST is recognised as part of the cost of acquisition of the asset or as part of an item of the expense.
      Receivables and payables are stated with the amount of GST included.
      The net amount of GST recoverable from, or payable to, the ATO is included as a current asset or current liability in the statement of financial position.
      Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities which are recoverable from, or payable to, the ATO are classified as operating cash flows.

(e)	Foreign Currency

Transactions
      Foreign currency transactions are translated to Australian currency at the rates of exchange ruling at the dates of the transactions. Amounts receivable and payable in foreign currencies at reporting date are translated at the rates of exchange ruling on that date.
      Exchange differences relating to amounts payable and receivable in foreign currencies are brought to account as exchange gains or losses in the statement of financial performance in the financial year in which the exchange rates change.

Translation of Controlled Foreign Entities
      The assets and liabilities of foreign operations that are self-sustaining are translated at the rates of exchange ruling at reporting date. Equity items are translated at historical rates. The statements of financial performance are translated at a weighted average rate for the year. Exchange differences arising on translation

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)
are taken directly to the foreign currency translation reserve until the disposal, or partial disposal, of the operations.
      The balance of the foreign currency translation reserve relating to a foreign operation that is disposed of, or partially disposed of, is transferred to retained profits in the year of disposal.

(f)	Derivatives
      The consolidated entity is exposed to changes in interest rates, foreign exchange rates and commodity prices from its activities. The consolidated entity uses the following derivative financial instruments to hedge these risks: interest rate swaps and forward foreign exchange contracts. Derivative financial instruments are not held for speculative purposes.

Hedges

Anticipated Transactions
      Transactions are designated as a hedge of the anticipated specific purchase or sale of goods or services, purchase of qualifying assets, or an anticipated interest transaction, only when they are expected to reduce exposure to the risks being hedged, are designated prospectively so that it is clear when an anticipated transaction has or has not occurred and it is probable the anticipated transaction will occur as designated. Gains or losses on the hedge arising up to the date of the anticipated transaction, together with any costs or gains arising at the time of entering into the hedge, are deferred and included in the measurement of the anticipated transaction when the transaction has occurred as designated. Any gains or losses on the hedge transaction after that date are included in the statement of financial performance.
      The net amounts receivable or payable under open swaps and forward rate agreements and the associated deferred gains or losses are not recorded in the statement of financial position until the hedge transaction occurs. When recognised the net receivables or payables are then revalued using the foreign currency and interest rates current at reporting date. Refer to Note 22.
      When the anticipated transaction is no longer expected to occur as designated, the deferred gains or losses relating to the hedged transaction are recognised immediately in the statement of financial performance.
      Where a hedge transaction is terminated early and the anticipated transaction is still expected to occur as designated, the deferred gains or losses that arose on the hedge prior to its termination continue to be deferred and are included in the measurement of the purchase or sale or interest transaction when it occurs. Where a hedge transaction is terminated early because the anticipated transaction is no longer expected to occur as designated, deferred gains or losses that arose on the hedge prior to its termination are included in the statement of financial performance for the period.
      Where a hedge is redesignated as a hedge of another transaction, gains or losses arising on the hedge prior to its redesignation are only deferred where the original anticipated transaction is still expected to occur as designated. When the original anticipated transaction is no longer expected to occur as designated, any gains or losses relating to the hedge instrument are included in the statement of financial performance for the period.
      Gains or losses that arise prior to and upon the maturity of transactions entered into under hedge rollover strategies are deferred and included in the measurement of the hedged anticipated transaction if the transaction is still expected to occur as designated. If the anticipated transaction is no longer expected to occur as designated, the gains or losses are recognised immediately in the statement of financial performance.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

Other Hedges
      All other hedge transactions are initially recorded at the relevant rate at the date of the transaction. Hedges outstanding at reporting date are valued at the rates ruling on that date and any gains or losses are brought to account in the statement of financial performance.
      Cost or gains arising at the time of entering into the hedge are deferred and amortised over the life of the hedge.

(g)	Borrowing Costs
      Borrowing costs include interest, amortisation of discounts or premiums relating to borrowings and amortisation of ancillary costs incurred in connection with arrangement of borrowings.
      Interest payments in respect of financial instruments classified as liabilities are included in borrowing costs.
      Where interest rates are hedged or swapped, the borrowing costs are recognised net of any effect of the hedge or the swap.
      Borrowing costs are expensed as incurred unless they relate to qualifying assets. Qualifying assets are assets which take more than 12 months to get ready for their intended use or sale. In these circumstances, borrowing costs are capitalised to the cost of the asset. Where funds are borrowed specifically for the acquisition, construction or production of a qualifying asset, the amount of borrowing costs capitalised is those incurred in relation to that borrowing, net of any interest earned on those borrowings. Where funds are borrowed generally, borrowing costs are capitalised using a weighted average capitalisation rate.

(h)	Taxation — Note 6

Consolidated Entity
      Income tax is only provided for in the financial statements in respect of the corporate entities forming part of the consolidated entity of South Pacific Tyres.

Controlled Entities
      The controlled entities adopt the income statement liability method of tax effect accounting.
      Income tax expense is calculated on operating profit adjusted for permanent differences between taxable and accounting income. The tax effect of timing differences, which arise from the items being brought to account in different periods for income tax and accounting purposes, is carried forward in the statement of financial position as a future income tax benefit or a provision for deferred income tax.
      Future income tax benefits are not brought to account unless realisation of the asset is assured beyond reasonable doubt. Future income tax benefits relating to tax losses are only brought to account when their realisation is virtually certain. The tax effects of capital losses are not recorded unless realisation is virtually certain.

(i)	Accounting for Acquisitions
      Acquired businesses are accounted for on the basis of the cost method. Fair values are assigned at the date of acquisition to all the identifiable underlying assets acquired and to the liabilities assumed. Specific assessment is undertaken at the date of acquisition of any additional costs to be incurred.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)
      Goodwill, representing the excess of the purchase consideration plus incidental costs over the fair value of the identifiable net assets acquired on the acquisition of the business, is amortised to the statement of financial performance using the following criteria:

Goodwill Acquired	Write-Off Period

Up to $1.25m	Written off over 5 years in equal instalments, but at a rate of not less than $250,000 pa
Over $1.25m	Written off over 20 years on a straight line basis, but at a rate of not less than $250,000 pa
      The unamortised balance of goodwill is reviewed at least annually. Where the balance exceeds the value of expected future benefits, the difference is charged to the statement of financial performance.
      For the purposes of this review process, goodwill is allocated to cash generating units (which equates to the consolidated entity’s reportable business units) upon acquisition. Acquired businesses can readily be allocated to one of the business units on the basis of product manufactured and/or marketed.

Acquisitions of Assets
      All assets acquired, including property, plant and equipment and intangibles other than goodwill, are initially recorded at their cost of acquisition at the date of acquisition, being the fair value of the consideration provided plus incidental costs directly attributable to the acquisition. Acquired in-process research and development is only recognised as a separate asset when future benefits are expected beyond any reasonable doubt to be recoverable.
      Where settlement of any part of cash consideration is deferred, the amounts payable are recorded at their present value, discounted at the rate applicable to the consolidated entity if a similar borrowing were obtained from an independent financier under comparable terms and conditions. The unwinding of the discount is treated as interest expense.
      The costs of assets constructed or internally generated by the consolidated entity, other than goodwill, include the cost of materials and direct labour. Directly attributable overheads and other incidental costs are also capitalised to the asset. Borrowing costs are capitalised to qualifying assets as set out in Note 1(g).
      Expenditure, including that on internally generated assets other than research and development costs, is only recognised as an assets when the entity controls future economic benefits as a result of the costs incurred that are probable and can be measured reliably. Costs attributable to feasibility and alternative approach assessments are expensed as incurred.

Subsequent Additional Costs
      Costs incurred on assets subsequent to initial acquisition are capitalised when it is probable that future economic benefits in excess of the originally assessed performance of the asset will flow to the consolidated entity in future years, otherwise, expensed as incurred.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

Research and Development Costs
      Research and development expenditure is expensed as incurred.

(j)	Use and Revisions of Accounting Estimates
      The preparation of the financial report requires the making of estimates and assumptions that affect the recognised amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
      The estimates and underlying assumptions are viewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.
(k) Receivables — Note 8
      The collectibility of debts is assessed at reporting date and specific provision is made for any doubtful accounts.

Trade Debtors
      Trade debtors to be settled within agreed terms are carried at amounts due.

(l)	Inventories — Note 9
      Raw materials and stores, work in progress and finished goods are carried at the lower of cost allocated and net realisable value.
      Cost includes direct materials, direct labour, other direct variable costs and allocated production overheads necessary to bring inventories to their present location and condition, based on normal operating capacity of the production facilities.

Manufacturing Activities
      The cost of manufacturing inventories and work-in-progress are assigned on a first-in, first-out basis. Costs arising from exceptional wastage are expensed as incurred.

Net Realisable Value
      Net realisable value is determined on the basis of each inventory line’s normal selling pattern. Expenses of marketing, selling and distribution to customers are estimated and are deducted to establish net realisable value.

(m)	Investments — Note 11
      Investments in controlled entities are carried in the financial statements of the consolidated entity at the lower of cost and recoverable amount.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

(n)	Leased Assets
      Leases under which the company assumes substantially all the risks and benefits of ownership are classified as finance leases. Other leases are classified as operating leases.

Operating Leases
      Payments made under operating leases are expensed on a straight line basis over the term of the lease, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased property. Also refer to Note 23.

(o)	Recoverable Amount of Non-Current Assets Valued on Cost Basis
      The carrying amount of non-current assets valued on the cost basis are reviewed to determine whether they are in excess of their recoverable amount at reporting date. If the carrying amount of a non-current asset exceeds its recoverable amount, the asset is written down to the lower amount. The write-down is expensed in the reporting period in which it occurs.
      Where a group of assets working together supports the generation of cash inflows, recoverable amount is assessed in relation to that group of assets. In assessing recoverable amounts of non-current assets, the relevant cash flows have not been discounted to their present value.

(p)	Depreciation and Amortisation

Complex Assets
      The components of major assets that have materially different useful lives, are effectively accounted for as separate assets, and are separately depreciated.

Useful Lives
      All non-current assets have limited useful lives and are depreciated/ amortised using the straight line method over their estimated useful lives.
      Assets are depreciated or amortised from the date of acquisition or, in respect of internally constructed assets, from the time an asset is completed and held ready for use.
      Depreciation and amortisation rates and methods are reviewed annually for appropriateness. When changes are made, adjustments are reflected prospectively in current and future periods only. Depreciation and amortisation are expensed, except to the extent that they are included in the carrying amount of another asset as an allocation of production overheads.
      The depreciation/ amortisation rates used for each class of asset are as follows:

	2004	2003	2002

Freehold buildings	2.50%	2.50%	2.50%
Leasehold buildings and improvements	2.5%-40%	2.5%-40%	2.5%-40%
Plant and equipment	6.7%-33.33%	6.7%-33.33%	6.7%-33.33%
Leased plant and equipment	10%-20%	10%-20%	10%-20%

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

(q)	Payables — Note 14
      Liabilities are recognised for amounts to be paid in the future for goods or services received. Trade accounts payable are settled within agreed terms.

(r)	Interest Bearing Liabilities — Note 15
      Bank loans are recognised at their principal amount, subject to set-off arrangements. Interest expense is accrued at the contracted rate.
      Debentures, bills of exchange and notes payable are recognised when issued and the net proceeds received, with the premium or discount on issue amortised over the period of maturity. Interest expense is recognised on an effective yield basis.

(s)	Employee Benefits

Wages, Salaries, Annual Leave, Sick Leave and Non-Monetary Benefits
      Liabilities for employee benefits for wages, salaries, annual leave and sick leave expected to be settled within 12 months of the year-end represent present obligations resulting from employees’ services provided up to the reporting date, calculated at undiscounted amounts based on remuneration wage and salary rates that the consolidated entity expects to pay as at reporting date including related on-costs. Related on-costs have been included in trade creditors.

Long Service Leave
      The provision for employee benefits to long service leave represents the present value of the estimated future cash outflows to be made resulting from employees’ services provided to reporting date.
      The provision is calculated using the expected future increases in wage and salary rates including related on-costs and expected settlement dates based on turnover history and is discounted using the rates attaching to national government bonds at reporting date which most closely match the terms of maturity of the related liabilities. The unwinding of the discount is treated as long service leave expense.

Superannuation Plan
      The partnership and its controlled entities contribute to various defined benefit and accumulation superannuation plans. Contributions are recognised as an expense as they are made. Further information is set out in Note 26.

(t)	Provisions
      A provision is recognised when there is a legal, equitable or constructive obligation as a result of a past event and it is probable that a future sacrifice of economic benefits will be required to settle the obligation, the timing or amount of which is uncertain.
      If the effect is material, a provision is determined by discounting the expected future cash flows (adjusted for expected future risks) required to settle the obligation at a pre tax rate that reflects current market assessments of the time value of money and the risks specific to the liability. The unwinding of the discount is treated as part of the expense related to the particular provision.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 1.	Statement of Significant Accounting Policies (Continued)

Restructuring and Rationalisation
      A provision for restructuring including termination benefits is only recognised when a detailed plan has been approved and the restructuring has either commenced or been publicly announced. Costs relating to ongoing activities are not provided for. The liability for termination benefits are included in the provision for Rationalisation and restructure (Note 16).

Surplus Leased Premises
      Provision is made for non-cancellable operating lease rentals payable on surplus leased premises when it is determined that no substantive future benefit will be obtained from its occupancy and sub-lease rentals are less.
      The estimate is calculated based of discounted net future cash flows, using the interest rate implicit in the lease or an estimate thereof.

(u)	Advertising
      Under AGAAP, Advertising is generally expensed as the service is performed. Costs incurred under the consolidated entity’s cooperative advertising program with dealers and franchisees are recorded as reductions of sales as related revenues are recognised.

(v)	Environmental Remediation
      The consolidated entity expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. South Pacific Tyres determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.

Note 2.	Change in Accounting Policy

Employee Benefits
      The consolidated entity have applied the revised AASB 1028 “Employee Benefits” for the first time from 1 July 2002.
      The liability for wages and salaries, annual leave and sick leave is now calculated using the remuneration rates the consolidated entity expects to pay as at each reporting date, not wage and salary rates current at reporting date.
      The initial adjustments to the consolidated financial report as at 1 July 2002 as a result of this change are:

•	$103,373 increase in provision for employee benefits

•	$103,373 decrease in opening retained profits
      As a result of this change in accounting policy, employee benefits expense increased by $139,957 and the income tax expense decreased by $2,222 for the year to 30 June 2003.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 3.	Revenue from Ordinary Activities

	2004	2003	2002
	$	$	$

Sale of goods revenue from ordinary activities	763,609,409	737,027,575	769,790,943
Rendering of services revenue from ordinary activities	55,127,229	56,569,421	59,595,043
Other revenue from ordinary activities
Interest:
Associated entities	27,693	814,052	1,828,580
Other parties	1,132,553	1,121,245	1,861,026
Revenues from outside ordinary activities
Gross proceeds from sale of non-current assets	5,342,999	4,472,613	3,926,091

Total other revenue	6,503,245	6,407,910	7,615,697

Total revenue from ordinary activities	825,239,883	800,004,906	837,001,683

Note 4.	Profit from Ordinary Activities Before Income Tax Expense
      (a) Individually significant expenses/(revenues) included in profit from ordinary activities before income tax expense

	2004	2003	2002
	$	$	$

Closure of Footscray & Thomastown tyre factories	9,458,682	3,927,911	94,900,000
Closure of BA Hamill	—	(1,769,227)	2,900,000
Retail store restructure programme	—	928,524	1,924,813
Reverse Radial truck factory plant & equipment storage and removal provision	(1,967,197)	—	—
Closure of radial truck tyre factory	—	—	(3,516,017)
Norhead dispute settlement	—	2,565,442	1,500,000
Retreading plant closures	513,743	—	—
Somerton factory plant & equipment stocktake loss	4,036,631	—	—
Write down of Thomastown/Footscray properties to recoverable amount	2,219,064	—	—
Activity alignment	—	—	(4,600,437)
Superannuation shortfall defecit/(gain) accrual	(2,470,000)	4,100,000	—

	11,790,923	9,752,650	93,108,359

      (b) Profit from ordinary activities before income tax expense has been arrived at after charging/ (crediting) the following items:

	2004	2003	2002
	$	$	$

Cost of goods sold	591,739,184	587,501,675	647,665,319
Write-down of Property, Plant & Equipment to recoverable amount	2,219,064	—	—

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 4.	Profit from Ordinary Activities Before Income Tax Expense (Continued)
      Relates to Footscray and Thomastown tyre plants. Fair value determined by registered valuer, Knight Frank, in 2004.

	2004	2003	2002
	$	$	$

Depreciation of:
Buildings	251,849	175,527	104,319
Plant and equipment	21,894,326	19,469,383	26,628,428

	22,146,175	19,644,910	26,732,747

Amortisation of:
Leasehold land and buildings	1,158,908	1,076,008	1,315,525
Goodwill	297,389	287,389	485,062

	1,456,297	1,363,397	1,800,587

Total depreciation and amortisation	23,602,472	21,008,307	28,533,334

Borrowing costs
Associated entities	8,904,264	5,816,482	3,164,641
Bank loans and overdrafts	13,033,678	12,017,621	10,495,907

Total borrowing costs	21,937,942	17,834,103	13,660,548

      (b) Profit from ordinary activities before income tax has been arrived at after charging/(crediting) the following items: (continued)

	2004	2003	2002
	$	$	$

Research and development expenditure
Expensed as incurred	1,573,420	2,849,443	1,938,620
Net bad and doubtful debts expense including movements in provision for doubtful debts	624,867	619,922	1,487,774
Net expense for movements in provision for:
Employee entitlements	23,330,487	18,361,047	83,347,032
Rationalisation and restructuring costs	2,162,833	2,565,442	91,183,546
Rebates and allowances	27,265,039	19,542,569	19,979,619
Net foreign exchange (gain)/loss:
Borrowings	165,022	(8,205)	(13,907)
Net loss on disposal/writedown of non-current assets:
Property, plant and equipment	6,134,607	7,721,228	13,327,002
Investments	—	—	625,815
Operating lease rental expense
Minimum lease payments	30,522,660	30,138,477	31,589,141

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 5.	Auditors’ Remuneration

	2004	2003	2002
	$	$	$

Audit services
Auditors of the company — KPMG Australia	312,437	330,000	388,622
For other services
Auditors of the company — KPMG Australia	3,901	—	2,550

Note 6.	Taxation

(a)	Income Tax Expense

	2004	2003	2002
	$	$	$

Prima facie income tax expense/(benefit) calculated at 30% (2003: 30%) (2002: 30%) on the profit/(loss) from ordinary activities	(5,583,485)	(10,606,784)	(43,081,846)
Increase in income tax expense due to:
Depreciation on buildings	68,953	65,465	61,316
Amortisation of goodwill	89,217	86,217	145,519
Thin Capitalisation	1,033,514	401,549	—
Entertainment	322,092	213,606	196,069
Sundry items	412,945	84,401	219,335
Decrease in income tax expense due to:
Effects of lower/ higher rates of tax on overseas income	—	—	157
Tax at standard rate on consolidated entity profits attributed to partners	(7,679,125)	(13,350,470)	(29,039,039)
Income tax expense/(benefit) on operating profit/(loss) before individually significant income tax items	4,022,361	3,594,924	(13,420,725)
Add: Income tax under/(over) provided in prior year	(152,677)	612,913	(158,728)

Income tax expense/(benefit) attributable to operating profit	3,869,684	4,207,837	(13,579,453)

Income tax expense/(benefit) attributable to operating profit is made up of:
Current income tax provision	4,633,950	2,057,845	(11,560,219)
Under/(over) provision in prior year	(152,677)	612,913	(158,728)
Future income tax benefit	(611,589)	1,537,079	(1,860,506)

	3,869,684	4,207,837	(13,579,453)

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 6.	Taxation (Continued)

(b)	Current Tax Liabilities

	2004	2003	2002
	$	$	$

Provision for current income tax
Movements during the year:
Balance at the beginning of year	135,944	58,887	167,096
Income tax (paid)/received	—	79,774	(112,184)
Under/(over) provision in prior year	539	635,755	(72,516)
Current year’s income tax expense/(benefit) on operating loss	4,633,949	2,057,845	(11,560,219)
Disposal of controlled entity	—	—	78,048
Tax loss transferred to FITB	(4,479,623)	(2,696,317)	11,558,662

	290,809	135,944	58,887

(c)	Deferred Tax Assets
Future Income Tax Benefit
      Future income tax benefit comprises the estimated future benefit at the applicable rate of 30% (2003: 30%) (2002: 30%) on the following items:

	2004	2003	2002
	$	$	$

Accumulated non-allowable provisions	5,761,608	4,979,376	6,499,991
Accumulated tax losses	8,755,145	13,252,196	15,941,336

	14,516,753	18,231,572	22,441,327

      The tax effect of temporary differences that give rise to significant portions of the future income tax benefit are presented below:

Trading stock adjustments	166,306	36,887	30,409
Depreciation on property, plant and equipment	(1,586,941)	(2,018,708)	(2,132,392)
Provisions	6,892,310	6,931,368	8,533,692
Accruals	237,699	160,408	251,990
Accumulated tax losses	8,755,145	13,252,196	15,941,336
Other	52,234	(130,579)	(183,708)

	14,516,753	18,231,572	22,441,327

      An amount of $48,389,177 of taxable income must be earned to allow for the realisation of the deferred tax assets in the foreseeable future. The combined taxable income of Tyre Marketers (Australia) Limited and SACRT Trading Pty Ltd in 2004 was $16,687,301 (2003 $6,919,370) and (2002 $36,556,061 loss). In the opinion of the directors of the consolidated entity, it is virtually certain that the results of future operations will generate sufficient taxable income to realise the deferred tax assets.
      The consolidated entity has unrecognised capital tax losses of $21,271,173 in 2004 (2003 $22,081,014) and (2002 $22,817,537).

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 6.	Taxation (Continued)
      As a consequence of the substantive enactment of the Tax Consolidation legislation and since the consolidated entity had not notified the Australian Tax Office at the date of signing this report of the implementation date for the tax consolidation, the consolidated entity has applied UIG39 “Effects of Proposed Tax Consolidation Legislation on Deferred Tax Balances”. There was no impact on the consolidated entity’s future income tax benefits, as at 30 June 2004.

Note 7.	Cash Assets

	2004	2003	2002
	$	$	$

Cash	56,435,875	5,629,939	8,400,672
Bank short term deposits, maturing daily and paying interest at a weighted average interest rate of 4.7% (2003: 4.5%) (2002: 4.7%)	—	9,600,000	28,700,000

	56,435,875	15,229,939	37,100,672

Note 8.	Receivables

	2004	2003	2002
	$	$	$

Current
Gross debtors	127,149,457	132,004,740	138,762,403
Less: Provision for doubtful trade debtors	(1,730,468)	(2,655,040)	(3,050,317)

	125,418,989	129,349,700	135,712,086
Other debtors	4,755,891	8,091,930	5,945,571

	130,174,880	137,441,630	141,657,657
Non-current
Other debtors	1,651,270	9,546,303	30,384,952

	131,826,150	146,987,933	172,042,609

      Other debtor amounts generally arise from transactions outside the usual operating activity of the consolidated entity.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 9.	Inventories

	2004	2003	2002
	$	$	$

Current
Raw materials and stores at cost	8,406,434	11,548,888	10,302,933
Less: Provision for stock obsolescence	(56,185)	(462,697)	(490,527)

Raw materials and stores at net realisable value	8,350,249	11,086,191	9,812,406

Work in progress at cost	5,024,033	7,779,196	4,950,537
Less: Provision for stock obsolescence	—	—	(70,301)

Work in progress at net realisable value	5,024,033	7,779,196	4,880,236

Finished goods at cost	132,113,591	138,819,804	142,658,001
Less: Provision for stock obsolescence	(853,652)	(889,531)	(1,816,842)

Finished goods at net realisable value	131,259,939	137,930,273	140,841,159

Other stocks at cost	3,215,229	6,519,272	6,390,959
Less: Provision for stock obsolescence	(438,257)	(1,282,795)	(1,182,795)

Other stocks at net realisable value	2,776,972	5,236,477	5,208,164

	147,411,193	162,032,137	160,741,965

Note 10.	Other Current Assets

	2004	2003	2002
	$	$	$

Prepayments	3,219,753	3,323,269	2,258,575

Note 11.	Other Financial Assets

	2004	2003	2002
	$	$	$

Non-current
Investments in controlled entities
Unlisted shares at cost	—	—	—

	—	—	—

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 12.	Property, Plant and Equipment

	2004	2003	2002
	$	$	$

Freehold land
At cost	2,508,947	3,350,000	3,350,000

	2,508,947	3,350,000	3,350,000

Freehold buildings
At cost	10,769,845	11,886,348	11,841,455
Accumulated depreciation	(1,275,597)	(1,184,367)	(1,008,840)

	9,494,248	10,701,981	10,832,615

Leasehold land and buildings
At cost	34,438,146	57,165,525	57,096,991
Accumulated amortisation	(6,779,839)	(7,366,006)	(6,667,761)

	27,658,307	49,799,519	50,429,230
Held for sale at recoverable amount	19,104,877	—	—

	46,763,184	49,799,519	50,429,230

Plant and equipment
At cost	346,754,924	357,168,327	369,419,397
Accumulated depreciation	(211,578,026)	(227,312,706)	(242,149,279)

	135,176,898	129,855,621	127,270,118
Held for sale at recoverable amount	145,123	—	—

	135,322,021	129,855,621	127,270,118

Buildings and plant under construction
At cost	3,735,276	24,717,907	10,945,130

Total property, plant and equipment net book value	197,823,676	218,425,028	202,827,093

      Assets held for sale relate to Footscray tyre plant closed in December 2001 and Thomastown tyre plant closed in July 2002.
Reconciliations
      Reconciliations of the carrying amounts for each class of property, plant and equipment are set out below:
Freehold land

	2004	2003	2002
	$	$	$

Carrying amount at the beginning of year	3,350,000	3,350,000	3,350,000
Disposals	(841,053)	—	—

Carrying amount at the end of year	2,508,947	3,350,000	3,350,000

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 12.	Property, Plant and Equipment (Continued)

	2004	2003	2002
	$	$	$

Buildings
Carrying amount at the beginning of year	10,701,981	10,832,615	11,539,044
Currency conversion	—	—	(101,481)
Additions	—	—	11,706
Transfer from capital works in progress	12,543	44,893	30,818
Disposal of businesses/subsidiary (net)	—	—	(543,153)
Disposals	(968,427)	—	—
Depreciation	(251,849)	(175,527)	(104,319)

Carrying amount at the end of year	9,494,248	10,701,981	10,832,615

Leasehold land and buildings
Carrying amount at the beginning of year	49,799,519	50,429,230	51,725,245
Transfer from capital works in progress	344,534	458,306	39,515
Disposals	(2,221,960)	(12,009)	(20,005)
Depreciation	(1,158,909)	(1,076,008)	(1,315,525)

Carrying amount at the end of year	46,763,184	49,799,519	50,429,230

Plant and equipment
Carrying amount at the beginning of year	129,855,621	127,270,118	151,296,771
Currency conversion	—	—	(31,013)
Acquired businesses/ subsidiaries	—	—	458,033
Additions	189,115	11,306	188,971
Transfer from capital works in progress	36,562,647	34,225,413	15,784,417
Disposals	(9,391,035)	(12,181,833)	(13,639,725)
Disposal of businesses/subsidiary (net)	—	—	(158,909)
Depreciation	(21,894,327)	(19,469,383)	(26,628,427)

Carrying amount at the end of year	135,322,021	129,855,621	127,270,118

Capital works in progress
Carrying amount at the beginning of year	24,717,907	10,945,130	14,837,434
Acquired businesses/ subsidiaries	—	—	458,033
Additions	16,090,754	48,501,389	14,549,558
Transfer to property, plant and equipment	(36,919,723)	(34,728,612)	(16,312,783)
Other disposals	(153,662)	—	(2,587,112)

Carrying amount at the end of year	3,735,276	24,717,907	10,945,130

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 13.	Intangibles

	2004	2003	2002
	$	$	$

Goodwill — at cost	5,847,772	7,268,104	7,768,104
Accumulated amortisation	(1,348,820)	(2,351,230)	(2,563,842)

	4,498,952	4,916,874	5,204,262

      The consolidated entity estimates that the annual amortisation expense related to intangible assets will be $287,388 during each of the next 5 years and the weighted average remaining amortisation period is approximately 14 years.

Note 14.	Payables

	2004	2003	2002
	$	$	$

Current
Trade creditors	108,050,790	115,985,030	117,076,110
Accrued liabilities	35,797,893	41,841,676	43,903,827
Other creditors	179,723	2,127,124	802,781

Total Current	144,028,406	159,953,830	161,782,718

Non-current
Trade creditors	704,179	752,291	871,199
Other creditors	—	7,234,668	27,620,616

Total Non Current	704,179	7,986,959	28,491,815

Total Payables	144,732,585	167,940,789	190,274,533

Note 15.     Interest Bearing Liabilities

	2004	2003	2002
	$	$	$

Current
Bank overdrafts — secured	783,427	—	—
Bank overdrafts — unsecured	—	690,488	1,002,808
Bank loans — secured	77,638,119	—	—
Bank loans — unsecured	—	95,833,119	65,897,645
Goodyear Australia Pty Ltd loans	35,033,668	—	—
Securitisation	75,029,449	74,890,227	75,494,759

Total Current	188,484,663	171,413,834	142,395,212

Non-current
Partner Loan — Pacific Dunlop Tyres Pty Ltd	62,853,754	55,548,722	30,547,507
Partner Loan — Goodyear Tyres Pty Ltd	62,853,754	55,548,722	30,547,507

Total Non Current	125,707,508	111,097,444	61,095,014

Total Interest bearing liabilities	314,192,171	282,511,278	203,490,226

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 15.	Interest Bearing Liabilities (Continued)
Partner Loans — Pacific Dunlop Tyres Pty Ltd & Goodyear Tyres Pty Ltd
      On October 19, 2001, the partners in South Pacific Tyres (SPT) signed an agreement setting forth a plan to restructure certain operations of the consolidated entity, details of which are set forth in two agreements — the Australian Deed and the Co-ordination Deed (the “Agreements.”) The Agreements require the partners to advance (in one or more tranches) up to $56.3 million to the consolidated entity. As of June 30, 2003, the amounts due to each partner (including principal and interest) were $55.5 million compared to $30.5 million at June 30, 2003. Interest on the outstanding portion of the loan which is compounded and calculated at 90 day intervals based on the 90 day bank bill rate plus a margin of 0.6% per annum.
      Also included in the Agreements, is a put and call option giving the partners the right to acquire from the other partner, that partner’s interest in the partnership. The earliest date this provision can be exercised is August 15, 2005 (the “put option date”) by Pacific Dunlop Tyres Pty Ltd (“PDL.”) Beginning with the put option date, PDL has twelve months during which they may exercise their put option. At the end of this twelve month period, Goodyear Tyres Pty Ltd will have the right to exercise their call option during the subsequent twelve month period.
      The loans mature at the earlier of:

•	PDL exercising the put option (no earlier than August 2005);

•	the tenth anniversary of the Agreements (October 2011); and

•	the dissolution of the partnership (not expected.)
Bank Loans
      Pacific Dunlop Tyres Pty Ltd and Goodyear Tyres Pty Ltd (together comprising the SPT partnership in Australia) along with SPT’s Australian controlled entities, are borrowers under bank facilities (the “Facilities”) provided by a group of banks referred to as the “Lenders.”
      At June 30, 2004, the Facilities provided for borrowings of up to $79.7 million of which, $2.4 million was unused. In August 2003, the unsecured bank facilities were renewed for one year and restructured to reduce their size and to provide security to the Lenders by way of a fixed and floating charge over certain assets. Secured bank loans and overdrafts rank ahead in priority order of other interest bearing liabilities. Also in August 2004, a guarantee was provided by The Goodyear Tire & Rubber Company (U.S.).
      Interest on the facilities is calculated using the bank bill rate in effect at the time of borrowing plus a margin of up to 1.8% depending on the type of advance. The borrowers must also pay a fee equal to 3.00% per annum on the facility limit regardless of utilization.
      In addition to providing cash advances, the Facilities may be used for other purposes including borrowings relating to trade finance (such as bid/performance bonds and shipping guarantees), performance and financial guarantees, leasing, business credit cards, and payroll electronic payment requirements.
Accounts Receivable Financing
      During November 2001, the consolidated entity entered into an agreement with a major financial institution in relation to the securitisation of trade receivables. Under this arrangement, eligible receivables are transferred to a SPT Trust Special Purpose Vehicle (SPV) in return for cash and a “subordinated loan amount.” The SPV is managed by one of the bank facility lenders. Interest on the facility is calculated using the one month bank bill rate (determined each monthly settlement date) plus a margin. This facility must be renewed on November 2nd 2006.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 15.	Interest Bearing Liabilities (Continued)
Financing arrangements
      The consolidated entity has access to the following lines of credit:

	2004	2003	2002
	$	$	$

Total facilities available:
Bank overdrafts	2,000,000	6,500,000	6,500,000
Bank loans	71,650,000	90,000,000	105,500,000
Trade bills	6,000,000	6,000,000	6,000,000

	79,650,000	102,500,000	118,000,000

Facilities utilised at balance date:
Bank overdrafts	743,773	574,845	1,012,585
Bank loans	71,650,000	90,000,000	63,500,000
Trade bills	4,859,813	5,589,308	2,247,952

	77,253,586	96,164,153	66,760,537

Facilities not utilised at balance date:
Bank overdrafts	1,256,227	5,925,155	5,487,415
Bank loans	—	—	42,000,000
Trade bills	1,140,187	410,692	3,752,048

	2,396,414	6,335,847	51,239,463

      Interest on bank overdrafts is charged at prevailing market rates. The effective interest rates for all overdrafts as at 30 June 2004 is 8.6% (2003: 8.6%) (2002: 8.6%).
      All bank loans are denominated in Australian dollars. The bank loans amount in current liabilities comprises the portion of the consolidated entity’s bank loan payable within one year. The effective interest rate on bank loans is 8.65% (2003: 8.34%) (2002: 6.56%).
      The effective interest rate on trade bills is 8.15% (2003: 5.66%) (2002: 5.32%).
      At 30 June 2002 the consolidated entity had committed lines of bank loans of $105,500,000 up to 1 December 2002.
      At 30 June 2002 $42,000,000 of the lines were undrawn. An annual commitment fee of 0.5% to 0.9% was paid.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 16.	Provisions

	2004	2003	2002
	$	$	$

Current
Employee entitlements	33,143,515	30,803,805	35,447,716
Rationalisation and restructuring	13,995,281	16,981,066	60,411,626
Rebates	7,179,476	5,580,819	6,978,516

	54,318,272	53,365,690	102,837,858

Non-current
Employee entitlements	6,357,177	6,883,413	7,978,203

	6,357,177	6,883,413	7,978,203

Reconciliations
      Reconciliations of the carrying amounts of each class of provision, except for employee benefits are set out below.
      To maintain competitiveness, the consolidated entity has implemented rationalisation actions over the past several years for the purpose of reducing excess capacity, improving productivity and reducing costs. The net amounts of rationalisation charges to the Statement of Financial Performance were as follows:
Rationalisation and Restructuring

	2004	2003	2002
	$	$	$

Carrying amount at beginning of year	16,981,066	60,411,626	14,084,483
Provisions made during the year	2,162,833	2,565,442	91,183,546
Provision utilised by loss on disposal/scrappings of assets	—	(8,475,000)	(13,100,000)
Payments made during the period	(5,148,618)	(37,521,002)	(31,756,403)

Carrying amount at end of year	13,995,281	16,981,066	60,411,626

      In fiscal year 2000 and 2001, a rationalisation program was undertaken by the consolidated entity to close the tyre plants in Thomastown and Footscray, the MRT plant in Somerton and the BA Hamill engineering workshop for the purpose of reducing excess capacity, improving productivity and reducing costs. Rationalisation expense for this plan was $50.6 million, $91.2 million, $2.6 million, and $2.2 million in 2001, 2002, 2003 and 2004 respectively and was charged to significant items in the statement of financial performance.
      The number of people planned to be terminated at the MRT site at Somerton was 525. The actual number of people terminated was 519, all of whom were manufacturing related employees. The number of people planned to be terminated at the Thomastown, Footscray and BA Hamill sites was 868. The actual number of people terminated was 871, 799 of whom were manufacturing and 72 of whom were administrative. At 30th June 2004 there was a plan to close two tyre retreading plants at North Albury and Tamworth in July 2004. The planned number of people terminating is 6 people.
      Net Charges in 2004 of $2.2 million consisted of $3.6 million for environmental remediation of the Thomastown and Footscray tyre plants, $0.5 million for retreading plant closures and $(1.9) million reversal of provision made for storage, dismantling and packaging of plant and equipment at the MRT Plant at

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 16.	Provisions (Continued)
Somerton. In 2004, $5.1 million was incurred which comprised $3.6 million for settlement of contractual dispute with customer (Norhead) and $1.5 million for environmental remediation at Thomastown & Footscray.
      Net Charges in 2003 of $2.6 million related to settlement of contractual dispute with customer (Norhead). In 2003, $37.5 million was incurred which comprised $35.4 million of associate redundancy payments for employees at the Thomastown, Footscray and BA Hamill sites, $0.5 million for environmental remediation at Thomastown and Footscray, $0.5 million for settlement of contractual dispute with customer (Norhead) and $1.1 million for storage, dismantling and packaging costs of equipment at the MRT Plant at Somerton.
      Net Charges in 2002 of $91.2 million consisted $66.3 million for associate redundancy payments for associates at the Thomastown, Footscray and BA Hamill sites, $9.9 million for environmental remediation at the Thomastown and Footscray tyre plants, $21.6 million for plant and equipment write off at the Thomastown, Footscray and BA Hamill sites, $1.5 million for settlement of contractual dispute with customer (Norhead), $(1.5) million reversal of provision made for preparation of the land and buildings at the MRT site at Somerton for sale, $(4.0) million reversal of provision made for activity alignment redundancy plan and $(2.6) million reversal of provision of redundancy for closure of the MRT Plant at Somerton.
      In 2002, $31.8 million was incurred which comprised $9.3 million of associate redundancy payments for employees at the Thomastown, Footscray and BA Hamill sites, $0.2 million for the activity alignment redundancy plan, $0.4 million for associate redundancy payments at the MRT Plant at Somerton, $1.6 million for business interruption expenditure and $0.3 million for storage, dismantling and packaging of plant and equipment at the MRT Plant at Somerton.
      The provision at 30th June 2004 was $13,995,281, which included $1,996,622 for the future costs of storage, dismantling and packaging of plant & equipment at the MRT plant in Somerton, $11,484,916 for environmental remediation and $513,743 for the closure of the North Albury and Tamworth Retreading plants.

	2004	2003	2002
	$	$	$

Rebates
Carrying amount at beginning of year	5,580,819	6,978,516	6,236,155
Provisions made during the year	27,265,039	19,542,569	19,979,619
Payments made during the period	(25,666,382)	(20,940,266)	(19,237,258)

Carrying amount at end of year	7,179,476	5,580,819	6,978,516

Number of employees	3,063	3,133	3,730

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 17.	Amounts Payable/ Receivable in Foreign Currencies
      The Australian dollar equivalents of unhedged amounts payable or receivable in foreign currencies, calculated at year-end exchange rates, are as follows:

	2004	2003	2002
	$	$	$

United States dollars
Amounts payable:
Current	779,816	872,599	1,382,011
Japanese Yen
Amounts payable:
Current	—	—	1,432,379
Euro dollar
Amounts payable:
Current	764,127	435,439	195,889

Total	1,543,943	1,308,038	3,010,279

Note 18.	Contributed Equity

	2004	2003	2002
	$	$	$

Goodyear Tyres Pty Ltd
Contributed equity at the beginning of year	158,837,569	158,837,569	158,837,569
Additional contributed equity	13,000	—	—

Contributed equity at the end of year	158,850,569	158,837,569	158,837,569

Pacific Dunlop Tyres Pty Ltd
Contributed equity at the beginning of year	158,837,569	158,837,569	158,837,569

Contributed equity at the end of year	158,837,569	158,837,569	158,837,569

	317,688,138	317,675,138	317,675,138

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 19.	Reserves

	2004	2003	2002
	$	$	$

Asset revaluation	12,374,551	12,570,229	12,570,229

	12,374,551	12,570,229	12,570,229

Movements during the year
Asset revaluation reserve
Balance at the beginning of year	12,570,229	12,570,229	12,561,891
Transferred to retained profits	(195,678)	—	8,338

Balance at the end of year	12,374,551	12,570,229	12,570,229

Foreign currency translation reserve
Balance at the beginning of year	—	—	(3,341,868)
Translation adjustment on assets and liabilities held in foreign currencies	—	—	(303,980)
Transferred to retained profits	—	—	3,645,848

Balance at the end of year	—	—	—

Nature and Purpose of Reserves
Asset revaluation
      The asset revaluation reserve includes the net revaluation increments and decrements arising from the revaluation of non-current assets measured at fair value in accordance with AASB1041.
Foreign currency reserve
      The foreign currency translation reserve records the foreign currency differences arising from the translation of self-sustaining foreign operations, the translation of transactions that hedge the Entity’s net investment in a foreign operation or the translation of foreign currency monetary items forming part of the net investment in a self-sustaining operation. Refer to accounting policy Note 1(e).

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 20.	Accumulated Losses

	2004	2003	2002
	$	$	$

Goodyear Tyres Pty Ltd
Accumulated losses at the beginning of year	(136,469,457)	(116,635,878)	(49,795,200)
Net loss attributable to partners	(11,240,650)	(19,781,893)	(65,013,585)
Amounts transferred from reserves	97,839	—	(1,827,093)
Net effect of initial adoption of Revised AASB 1028 “Employee Benefits”	—	(51,686)	—

Accumulated losses at the end of year	(147,612,268)	(136,469,457)	(116,635,878)

Pacific Dunlop Tyres Pty Ltd
Accumulated losses at the beginning of year	(135,466,272)	(115,632,693)	(48,792,015)
Net loss attributable to partners	(11,240,650)	(19,781,892)	(65,013,585)
Amounts transferred from reserves	97,839	—	(1,827,093)
Net effect of initial adoption of Revised AASB 1028 “Employee Benefits”	—	(51,687)	—

Accumulated losses at the end of year	(146,609,083)	(135,466,272)	(115,632,693)

	(294,221,351)	(271,935,729)	(232,268,571)

      The consolidated entity’s ability to pay dividends is restricted by credit facility agreements.

Note 21.	Outside Equity Interest

	2004	2003	2002
	$	$	$

Outside equity interest in controlled entities comprise:
Interest in retained profits at the beginning of the financial year after adjusting for outside equity interests in entities	—	—	1,034,550
Interest in operating profit after income tax	—	—	470
Interest in dividends provided for or paid	—	—	(2,146)
Disposal of Interest in Retained Profits	—	—	(1,032,874)

Interest in retained profits at the end of the financial year	—	—	—
Interest in share capital	—	—	—
Interest in reserves	—	—	—

Total outside equity interest	—	—	—

Note 22.	Additional Financial Instruments Disclosure
(a) Interest Rate Risk
      The consolidated entity enters into interest rate swaps to manage cash flow risks associated with the floating interest rates on borrowings.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 22.	Additional Financial Instruments Disclosure (continued)
Interest rate swaps and forward rate agreements
      Interest rate swaps allow the consolidated entity to swap floating rate borrowings into fixed rates. Maturities of swap contracts are principally between one to five years.
      Each contract involves quarterly payment or receipt of the net amount of interest. At 30 June 2004 the fixed rates were 5.9% (2003: 5.7% to 5.9%) (2002: 5.5% to 5.9%) and floating rates were at bank bill rates plus the consolidated entity’s credit margin. The weighted average effective floating interest rate at 30 June 2004 was 5.9% (2003: 5.8%) (2002: 5.7%).
Interest rate risk exposures
      The consolidated entity’s exposure to interest rate risk and the effective weighted average interest rate for classes of financial assets and financial liabilities is set out below:

		Fixed interest maturity in:

		Weighted
		average				More	Non-
		interest	Floating	1 year or	Over 1 year	than	interest
	Note	rate	interest rate	less	to 5 years	5 years	bearing	Total

2004
Financial assets
Cash	7	4.74%	56,343,803				92,072	56,435,875
Receivables	8	—					131,826,150	131,826,150

			56,343,803				131,918,222	188,262,025

Financial liabilities
Bank overdrafts and loans	15	8.65%	73,561,733					73,561,733
Securitisation	15	5.60%	75,029,449					75,029,449
Partner Loans	15	6.31%	160,741,176					160,741,176
Trade bills	15	8.15%	4,859,813					4,859,813
Accounts payable	14						144,732,585	144,732,585
Employee entitlements	16	0.00%		33,143,515	3,378,237	2,978,940		39,500,692

			314,192,171	33,143,515	3,378,237	2,978,940	144,732,585	498,425,448

Interest rate swaps			(20,000,000)	20,000,000

2003
Financial assets
Cash	7	4.51%	15,133,917				96,022	15,229,939
Receivables	8	—					146,987,933	146,987,933

			15,133,917				147,083,955	162,217,872

Financial liabilities
Bank overdrafts and loans	15	8.27%	90,934,299					90,934,299
Securitisation	15	4.88%	74,890,227					74,890,227
Partner Loans	15	5.35%	111,097,444					111,097,444
Trade bills	15	5.66%	5,589,308					5,589,308
Accounts payable	14						167,940,789	167,940,789
Employee entitlements	16	1.30%		30,803,805	3,177,964	3,705,449		37,687,218

			282,511,278	30,803,805	3,177,964	3,705,449	167,940,789	488,139,285

Interest rate swaps			(50,000,000)	30,000,000	20,000,000

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 22.	Additional Financial Instruments Disclosure (continued)

		Fixed interest maturity in:

		Weighted
		average				More	Non-
		interest	Floating	1 year or	Over 1 year	than	interest
	Note	rate	interest rate	less	to 5 years	5 years	bearing	Total

2002
Financial assets
Cash	7	4.70%	37,092,372				8,300	37,100,672
Receivables	8	—					172,042,609	172,042,609

			37,092,372	—	—	—	172,050,909	209,143,281

Financial liabilities
Bank overdrafts and loans	15	6.59%	64,652,501					64,652,501
Securitisation	15	5.06%	75,494,759					75,494,759
Partner Loans	15	5.46%	61,095,014					61,095,014
Trade bills	15	5.32%	2,247,952					2,247,952
Accounts payable	14						190,274,533	190,274,533
Employee entitlements	16	2.00%		35,447,716	4,278,361	3,699,842		43,425,919

			203,490,226	35,447,716	4,278,361	3,699,842	190,274,533	437,190,678

Interest rate swaps			(50,000,000)	20,000,000	30,000,000

(b)	Foreign exchange risk
      The consolidated entity enters into forward foreign exchange contracts to hedge foreign currency purchases expected in each month within the following six months within Board approval limits. The amount of anticipated future purchases and sales are forecast in light of current conditions in foreign markets, commitments from customers and experience.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 22.	Additional Financial Instruments Disclosure (continued)
      The following table sets out the gross value to be received under foreign currency contracts, the weighted average contracted exchange rates and the settlement periods of outstanding contracts for the consolidated entity.

	Average rate

				2004	2003	2002
	2004	2003	2002	$	$	$

Buy US Dollars
Not later than one year	0.7029	0.63	0.56	17,860,867	26,558,702	43,978
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				17,860,867	26,558,702	43,978

Sell US Dollars
Not later than one year	0.7155	0.64	—	1,623,900	814,196	—
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				1,623,900	814,196	—

Buy EURO dollars
Not later than one year	0.59	0.55	0.60	5,693,338	9,937,775	1,096,037
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				5,693,338	9,937,775	1,096,037

Sell EURO dollars
Not later than one year	0.61	0.55	—	18,245	179,783	—
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				18,245	179,783	—

Buy Japanese yen
Not later than one year	79.33	70.57	67.3	1,560,868	2,101,635	223,131
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				1,560,868	2,101,635	223,131

Sell Japanese yen
Not later than one year	76.45	73.94	—	133,059	56,934	—
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				133,059	56,934	—

Buy English pound
Not later than one year	—	0.39	0.37	—	77,119	71,779
Later than one year but not later than two years				—	—	—
Later than two year but not later than three years				—	—	—

				—	77,119	71,779

      As these contracts are hedging anticipated purchases, any unrealised gains and losses on the contracts, together with the costs of the contracts, will be deferred and then recognised in the financial statements at the time the underlying transaction occurs as designated. The gross deferred gains and losses on hedges of anticipated foreign current purchases are:

	2004		2003		2002

	Gains	Losses	Gains	Losses	Gains	Losses
	$	$	$	$	$	$

Not later than one year	778,676	80,710	44,231	2,021,565	54,818	—
Later than one year but not later than two years	—	—	—	—	—	—
Later than two year but not later than three years	—	—	—	—	—	—

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 22.	Additional Financial Instruments Disclosure (continued)
      When the underlying transaction has occurred as designated, the effect of the hedge has been recognised in the financial statements.
(c) Commodity Price Risk
      The consolidated entity does not enter into futures contracts to hedge (or hedge a proportion of) commodity purchase prices on anticipated specific purchase commitments of natural rubber.
(d) Credit Risk Exposures
      Credit risk represents the loss that would be recognised if counterparties failed to perform as contracted.

Recognised Financial Instruments
      The credit risk on financial assets, excluding investments, of the consolidated entity which have been recognised on the statement of financial position, is the carrying amount, net of any provision for doubtful debts.
      The consolidated entity minimises concentrations of credit risk by undertaking transactions with a large number of customers and counterparties in various countries.
      The consolidated entity is not materially exposed to any individual overseas country or individual customer. Concentrations of credit risk on trade debtors and term debtors due from customers are the motor vehicle and transport industries.
     Unrecognised Financial Instruments
      Credit risk on derivative contracts which have not been recognised on the statement of financial position is minimised as counterparties are recognised financial intermediaries with acceptable credit ratings determined by a recognised ratings agency.
      Interest rate swaps and foreign exchange contracts are subject to credit risk in relation to the relevant counterparties, which are principally large banks.
      As all futures contracts are transacted through a recognised futures exchange, credit risk associated with these contracts is minimal.
(e) Net Fair Values of Financial Assets and Liabilities

Valuation approach
      Net fair values of financial assets and liabilities are determined by the consolidated entity on the following basis:
     Recognised Financial Instruments
      The carrying amounts of bank term deposits, trade debtors, other debtors, bank overdrafts, accounts payable, bank loans and employee entitlements approximate net fair value.
     Unrecognised Financial Instruments
      The valuation of financial instruments not recognised on the statement of financial position detailed in this note reflects the estimated amounts which the consolidated entity expects to pay or receive to terminate

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
Note 22.           Additional Financial Instruments Disclosure (continued)
the contracts (net of transaction costs) or replace the contracts at their current market rates as at reporting date. This is based on independent market quotations and determined using standard valuation techniques.
     Net Fair Values
     Recognised Financial Instruments
      The carrying amounts and net fair values of financial assets and financial liabilities as at the reporting date are as follows:

	2004		2003		2002

	Carrying	Net fair	Carrying	Net fair	Carrying	Net fair
	amount	value	amount	value	amount	value
	$	$	$	$	$	$

Financial assets
Cash assets	56,435,875	56,435,875	15,229,939	15,229,939	37,100,672	37,100,672
Receivables	131,826,150	131,826,150	146,987,933	146,987,933	172,042,609	172,042,609
Financial liabilities
Payables	144,732,585	144,732,585	167,940,789	167,940,789	190,274,533	190,274,533
Bank overdrafts and loans	73,561,733	73,561,733	90,934,299	90,934,299	64,652,501	64,652,501
Securitisation	75,029,449	75,029,449	74,890,227	74,890,227	75,494,759	75,494,759
Partner Loans	160,741,176	160,741,176	111,097,444	111,097,444	61,095,014	61,095,014
Trade bills	4,859,813	4,859,813	5,589,308	5,589,308	2,247,952	2,247,952
Employee entitlements	39,572,002	39,572,002	37,687,218	37,687,218	43,425,919	43,425,919
     Unrecognised Financial Instruments
      The net fair values of the unmatured derivatives designated as hedges at balance date totalled:

	2004	2003	2002
	$	$	$

Forward foreign exchange contracts gains/(losses)	697,966	(1,977,334)	54,818

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 23.	Commitments

	2004	2003	2002
	$	$	$

Capital expenditure commitments
Plant
Contracted but not provided for and payable within one year	951,935	3,311,414	4,505,841

	951,935	3,311,414	4,505,841

Lease commitments
Operating lease expense commitments
Future operating lease commitments not provided for in the financial statements and payable:
Within one year	29,992,274	23,865,262	25,799,409
One year or later and no later than five years	60,779,467	47,292,290	48,518,490
Later than 5 years	6,720,240	15,992,314	10,596,215

	97,491,981	87,149,866	84,914,114

      The consolidated entity leases property under non-cancellable operating leases expiring from one to ten years.
      Leases generally provide the consolidated entity with a right of renewal at which time all terms are renegotiated.
Assets Pledged and Cash Restrictions
      Assets pledged to financial institutions as at 30 June 2004 ($175,571,699), 2003 ($nil) and 2002 ($nil). Agreements with financial institutions place certain restrictions on the use of cash balances. These restrictions do not affect the daily operations of the consolidated entity and will not have a material adverse affect on its operations.

Note 24.	Contingent Liabilities
      There were no material contingent liabilities as at 30 June 2004, 30 June 2003 and 30 June 2002.

Note 25.	Related Party Transactions
      The consolidated entity from time to time has dealings with Ansell Limited Group Companies and Goodyear Tire & Rubber Co. Group Companies.
      Under the partnership agreement, the consolidated entity leases certain properties from Ansell Limited and Goodyear Australia Limited (a wholly owned subsidiary of Goodyear Tire & Rubber Co.) on a basis of equitable rentals between the partners.
      The amounts of these transactions are detailed below:

	2004	2003	2002
Lease Payments	$	$	$

Ansell Limited Group Companies	217,885	217,885	217,885
Goodyear Tire & Rubber Co. Group Companies	75,273	75,273	75,273

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 25.	Related Party Transactions (Continued)
      During the financial year the consolidated entity received loans from the partners that are subject to interest at market rates compounding quarterly as detailed in Note 15.
      On 29/12/2000, the consolidated entity entered into supply agreements whereby Goodyear will be (subject to certain conditions) the supplier of certain tyres for a period of twelve years commencing 01/01/2001. The consolidated entity has received $25.0m plus interest in consideration for this supply.
      On 20/12/2000, the consolidated entity received a loan of $25.0m from Ansell Limited on which interest is charged quarterly in arrears.
      Interest brought to account by the consolidated entity in relation to these loans during the year:

	2004	2003	2002
	$	$	$

Interest expense	—	—	1,750,000
Interest revenue	—	—	1,750,000
      All other dealings with the above parties are on normal commercial terms and involve the purchase and/or supply of materials from/to both parties and the provision of forward exchange cover and commodity hedging by Ansell Limited Group Companies.
      The amounts of these transactions are detailed below:

	2004	2003	2002
	$	$	$

Sale of goods and services
Ansell Limited Group Companies	—	—	37,791
Goodyear Tire & Rubber Co. Group Companies	7,044,157	1,357,021	4,396,011
Purchase of goods and services
Ansell Limited Group Companies	—	4,092	1,252,256
Goodyear Tire & Rubber Co. Group Companies	115,062,875	118,165,909	107,439,259
      Details of interest received/paid to related parties are set out in Notes 3 & 4.
      The amounts included in receivables and payables in relation to the consolidated entity are set out in the notes to the financial statements and the amounts relating to the other parties are:

	2004	2003	2002
	$	$	$

Current receivables
Goodyear Tire & Rubber Co. Group Companies	588,874	182,079	526,745
Current payables
Ansell Limited Group Companies	—	—	81,767
Goodyear Tire & Rubber Co. Group Companies	20,921,867	21,072,760	23,663,413
      The consolidated entity has had since 1987 a significant Research and Development arrangement with Goodyear Tire and Rubber Limited. A fee is payable as a percentage of sales of locally produced tyres. The amount of costs incurred for this contract was, for the year ended 30 June 2004 $3,528,348 (June 2003 $4,928,422) and (June 2002 $10,856,910).

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 25.	Related Party Transactions (Continued)
      The names of each person holding the position of director of the consolidated entity during the year were:

Mr. Richard Kramer	Dr Edward Tweddell	Mr. Robert W. Tieken
Mr. Hugh D. Pace	Mr. Herbert J. Elliott	Mr. Clark E. Sprang
Ms. Janell Lopus	Mr. Douglas Tough	Mr. Harry Boon
Mr. Harold Smith	Mr. David Graham

Note 26.	Superannuation Commitments
Employer plans
      Up until April 1st 2004 the consolidated entity participated in the Pacific Dunlop Superannuation Fund for employees.
      Effective 1 April 2004 members were transferred out of the Pacific Dunlop Superannuation Fund to Equipsuper (an independent superannuation fund). The transfer of assets from the Pacific Dunlop Superannuation Fund to Equipsuper has not yet been completed.

2002
$

Net Assets	148,178,000
Accrued benefits	148,802,000

Deficiency	(624,000)

Vested benefits	146,578,000
Country	Australia
Benefit type	Defined benefit/Accumulation
Basis of contribution	Balance of cost/Defined contribution
Date of last actuarial valuation	6/30/2002
Actuary	Mercer Human Resource Consulting Pty Ltd
      Plan net assets, accrued benefits and vested benefits have been calculated at 30 June 2002, being the date of the most recent financial statements of the plan. Accrued benefits are based on an actuarial valuation undertaken at 30 June 2002.
      The consolidated entity has accrued a superannuation expense of $1,630,000 to meet expected fund deficiency as at 30 June 2004.
      The liabilities of the superannuation fund are covered by the assets in the fund or by specific provisions created by the consolidated entity.
      The consolidated entity is obliged to contribute to the superannuation fund as a consequence of Legislation or Trust Deed. Legal enforceability is dependent on the terms of the Legislation and the Trust Deed.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 26.	Superannuation Commitments (Continued)
Definitions

Balance of cost	The consolidated entity’s contribution is assessed by the Actuary after taking into account the member’s contribution and the value of assets.
Defined contribution	The consolidated entity’s contribution is set out in the appropriate fund rules, usually as a fixed percentage of salary.
Industry/union plans
      The consolidated entity participates in industry and union plans on behalf of certain employees. These plans, which are reviewed periodically, operate on an accumulation basis and provide lump sum benefits for members on resignation, retirement or death.
      The consolidated entity has a legally enforceable obligation to contribute at varying rates to the plans.

Note 27.	Segment Reporting
      The principal activity of the group during the year was the manufacture and sale of motor vehicle and aircraft tyres in Australia.

Note 28.	Particulars Relating to Controlled Entities
      Details of controlled entities, including the extent that each contributed to the period’s result are given below:

							Contribution to the Consolidated
		Beneficial					Profit After Tax Inclusive of Abnormal
		Interest		Book Value of			Items and After Deducting the Amount
		Held by		Consolidated Entity’s Investment			Attributable to Outside Equity Interest
	Place of	Consolidated	Class of
Name of Company	Incorporation	Entity	Share	2004	2003	2002	2004	2003	2002

South Pacific Tyres							(28,982,129)	(44,501,568)	(96,796,795)
Tyre Marketers (Australia) Limited	Vic	100%	Ordinary	21,496,245	21,496,245	21,496,245	8,559,276	4,952,958	(33,840,907)
Sacrt Trading Pty Ltd	Vic	100%	Ordinary				491,696	158,826	365,417
South Pacific Tyres (PNG) Pty. Ltd.	PNG	80%	Ordinary				—	—	27,119
Dunlop PNG Pty. Ltd.	PNG	80%	Ordinary				—	—	(25,244)
Consolidation adjustments							(2,550,143)	(174,001)	243,240

				21,496,245	21,496,245	21,496,245	(22,481,300)	(39,563,785)	(130,027,170)

Note 29.	Events Subsequent to Balance Date
      This financial report has been prepared in accordance with Australian accounting standards and other financial reporting requirements (Australian GAAP). The differences between Australian GAAP and IFRS identified to date as potentially having a significant effect on the consolidated entity’s financial performance and financial position are summarised below. The summary should not be taken as an exhaustive list of all the differences between Australian GAAP and IFRS. No attempt has been made to identify all disclosure, presentation or classification differences that would affect the manner in which transactions or events are presented.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 29.	Events Subsequent to Balance Date (Continued)
      The consolidated entity has not quantified the effects of the differences discussed below. Accordingly there can be no assurances that the consolidated financial performance and financial position as disclosed in this financial report would not be significantly different if determined in accordance with IFRS.
      Regulatory bodies that promulgate Australian GAAP and IFRS have significant ongoing projects that could affect the differences between Australian GAAP and IFRS described below and the impact of these differences relative to the consolidated entity’s financial reports in the future. The potential impacts on the consolidated entity’s financial performance and financial position of the adoption of IFRS, including system upgrades and other implementation costs which may be incurred, have not been quantified as at the transition date of 1 July 2004 due to the short timeframe between finalisation of the IFRS standards and the date of preparing this report. The impact of future years will depend on the particular circumstances prevailing in those years.
      The board has established a formal project, monitored by a steering committee, to achieve transition to IFRS reporting. The company’s implementation project consists of three phases as described below.

•	Assessment and planning phase

•	Design phase

•	Implementation phase
      Except for certain training that has been given to operational staff, the company has not yet commenced the implementation phase. However, the company expects this phase to be substantially complete by 30 June 2005.
      The key potential implications of the conversion to IFRS on the consolidated entity are as follows:

•	financial instruments must be recognised in the statement of financial position and all derivatives and most financial assets must be carried at fair value

•	income tax will be calculated based on the “balance sheet” approach, which may result in more deferred tax assets and liabilities and, as tax effects follow the underlying transaction, some tax effects will be recognised in equity

•	surpluses and deficits in the defined benefit superannuation plans sponsored by the entities within the consolidated entity will be recognised in the statement of financial position and the statement of financial performance

•	revaluation increments and decrements relating to revalued property, plant and equipment and intangible assets will be recognised on an individual asset basis, not a class of asset basis

•	intangible assets:

—	internally generated intangible assets will not be recognised

—	intangible assets can only be revalued if there is an active market

•	goodwill and intangible assets with indefinite useful lives will be tested for impairment annually and will not be amortised

•	impairment of assets will be determined on a discounted basis, with strict tests for determining whether goodwill and cash generating operations have been impaired

•	changes in accounting policies will be recognised by restating comparatives rather than making current year adjustments with note disclosure of prior year effects.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 29.	Events Subsequent to Balance Date (Continued)
      Other than as noted above, there has not arisen in the interval between the end of the financial year and the date of this report any item, transaction or event of a material nature likely, in the opinion of the directors of the consolidated entity, to affect significantly the operations, or the state of affairs of the consolidated entity in subsequent financial years.

Note 30.	Notes to the Statements of Cash Flows

(a)	Reconciliation of Cash
      For the purposes of the statement of cash flows, cash includes cash on hand and at bank and investments in money market instruments net of outstanding bank overdrafts. Cash as at the end of the financial year as shown in the statement of cash flows is reconciled to the related items in the statement of financial position as follows:

	2004	2003	2002
	$	$	$

Cash assets	56,435,875	5,629,939	8,400,672
Cash on deposit	—	9,600,000	28,700,000
Bank overdrafts	(783,427)	(690,488)	(1,002,808)

	55,652,448	14,539,451	36,097,864

(b)	Acquisition/Disposal of Businesses and Entities
      During the 2004 and 2003 financial years the consolidated entity purchased no businesses.
      During the 2002 year the consolidated entity purchased 100% of businesses of which the details are as follows:

Acquisitions of Businesses

	2004	2003	2002
	$	$	$

Net assets acquired/disposed
Property, plant and equipment	—	—	458,033
Inventories	—	—	298,112
Receivables	—	—	268,685
Creditors	—	—	—

	—	—	1,024,830
Goodwill	—	—	222,001
Consideration
Cash paid/(received)	—	—	1,246,831

Outflow/(inflow) of cash
Cash consideration	—	—	1,246,831

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 30.	Notes to the Statements of Cash Flows (Continued)

Disposal of Entities
      During the 2002 year, the consolidated entity disposed of all of its 80% share of South Pacific Tyres PNG Ltd. Details of the disposal is as follows:

	2004	2003	2002
	$	$	$

Consideration (Cash)	—	—	1,983,805
Net assets of entity disposed of
Property, plant and equipment	—	—	702,062
Inventories	—	—	2,174,162
Receivables	—	—	1,096,993
Other assets	—	—	60,964
Prepayments	—	—	82,822
Creditors	—	—	(952,514)
Other liabilities and provisions	—	—	(146,852)
Outside equity	—	—	(408,017)

	—	—	2,609,620

Profit/(loss) on disposal	—	—	(625,815)

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 30.	Notes to the Statements of Cash Flows (Continued)

(c)	Reconciliation of Profit/(Loss) From Ordinary Activities After Income Tax to Net Cash Provided by Operating Activities

	2004	2003	2002
	$	$	$

Loss from ordinary activities after income tax	(22,481,300)	(39,563,785)	(130,026,700)
Add /(less) items classified as investing/financing activities:
(Profit)/loss on sale of non-current assets	6,134,607	7,721,228	13,327,002
(Profit)/loss on sale of controlled entities	—	—	625,815
Add /(less) non-cash items:
Amortisation	1,456,297	1,363,397	1,800,587
Depreciation	22,146,175	19,644,910	26,732,747
Write-down of Property, Plant & Equipment	2,219,064	—	—
Amounts set aside to provisions	(924,572)	40,073,781	134,902,663
(Decrease)/increase in income taxes payable	154,865	77,057	(180,144)
Decrease/(increase) in future income tax benefit	3,714,819	4,209,755	(13,605,285)
Write-off bad trade debts	1,549,439	1,015,199	1,386,762

Net cash provided by operating activities before change in assets and liabilities	13,969,394	34,541,542	34,963,447

Change in assets and liabilities adjusted for effects of purchase and disposal of controlled entities during the financial year:
(Increase)/decrease in receivables	14,536,916	3,494,488	(13,406,489)
(Increase)/decrease in inventories	14,620,947	(1,290,172)	4,628,518
(Increase)/decrease in prepayments	103,514	(1,064,694)	180,180
(Decrease)/increase in accounts payable	(23,186,218)	(22,333,744)	20,283,451
(Decrease)/increase in provisions	404,360	(70,199,122)	(70,029,855)
(Decrease)/increase in reserves	—	—	(524,325)

	6,479,519	(91,393,244)	(58,868,520)

Net cash provided by/(used in) operating activities	20,448,913	(56,851,702)	(23,905,073)

Note 31.	Summary of Significant Differences Between Generally Accepted Accounting Principles in Australia and Generally Accepted Accounting Principles in the United States — RESTATED
      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Australia (AGAAP), which differ in certain significant respects with accounting principles generally accepted in the United States (US GAAP). Pursuant to certain rules and regulations of the US Securities and Exchange Commission (SEC), financial statements to be included in filings with the SEC that are prepared on a basis of accounting other than US GAAP are required to provide a description of the significant differences and their effects on net income and equity in arriving at such amounts in accordance with US GAAP.
      Subsequent to the issuance of the Company’s consolidated financial statements as of June 30, 2003 and 2002 and for each of the years in the three-year period ended June 30, 2003, it was determined that

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 31.	Summary of Significant Differences Between Generally Accepted Accounting Principles in Australia and Generally Accepted Accounting Principles in the United States — RESTATED (Continued)
information previously provided with respect to material differences and the effects of such differences on the determination of net loss and partners’ equity in accordance with US GAAP was inaccurate and incomplete. Those previously issued consolidated financial statements indicated (i) a reduction of $10.6 million and $10.7 million as of June 30, 2003 and 2002, respectively, in arriving at partners’ equity pursuant to US GAAP would be required to eliminate the effects of an asset revaluation reserve recognized in partners’ equity under AGAAP; (ii) a decrease in depreciation expense of $125,000 would be required in arriving at net loss pursuant to US GAAP for each of the years in the three-year period ended June 30, 2003 to reflect the elimination of the asset revaluation reserve described above and; (iii) that there were no further adjustments of a material nature that would be required to be included in the determination of net loss and partners’ equity pursuant to US GAAP.
      Accordingly, the information set out in notes 32 and 33 provides, as at June 30th 2004, 2003 and 2002 and for each of the years in the three-year period ended June 30, 2004 a description of the material differences and their effects in reconciling net loss and partners’ equity as reported under AGAAP in the accompanying consolidated financial statements to such amounts pursuant to US GAAP. As indicated above, information as of, and for each of the years in the two-year period ended June 30th 2003 have been presented on a restated basis substantially in their entirety. In addition, the Company has supplementally included disclosures required pursuant to US GAAP that have not otherwise been provided in the consolidated financial statements prepared under AGAAP.

Note 32.	Major Differences Between Australian GAAP and US GAAP
(a) Property, Plant and Equipment
      As permitted by AGAAP, certain property, plant and equipment has been revalued by South Pacific Tyres at various times in prior financial periods. Revaluation increments have increased the carrying value of the assets and accordingly the depreciation charges are different from those which would be required on a historical cost basis pursuant to US GAAP. As a result, a reconciliation adjustment is required to eliminate this effect for US GAAP.
      Additionally, US GAAP has specific criteria in regard to assets designated as ‘held for sale’ versus ‘ held for use’. Accordingly, certain impairment charges taken under AGAAP may result in reversal under US GAAP, but with ongoing accelerated depreciation charges. Furthermore, certain assets written down to ‘fair value’ under AGAAP may continue to be further depreciated under US GAAP requirements if the ‘held for sale’ classification criteria are not fully satisfied.
      The annual depreciation and impairment charges under US GAAP are lower than the amounts reflected in the AGAAP consolidated financial statements for the years ended 2002 and 2004 for certain assets. This results in a higher net income for US GAAP purposes of $430,414 for the year ended June 2002 and $128,000 for the year ended June 2004. For the year ended June 2003, and having regard to certain accelerated depreciation charges under US GAAP, depreciation expense would be higher than the amount reflected in the AGAAP consolidated financial statements. Consequently, US GAAP net income for the year ended June 2003 would be lower by $157,714. The above policy also causes differences in reported gains and losses on the sale of property, plant and equipment. Gains and losses for AGAAP are based on consideration less revalued amounts net of accumulated depreciation and amortisation. For US GAAP purposes gains and losses are determined having regard to depreciated historical cost, and net revaluation reserves applicable to assets sold are reported in Income. The effect of this is to decrease US GAAP net income by $8,338 in the year ended 30 June 2002.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
      In the year ended 30 June 2004 the effect is to increase net income by $195,678.
      For US GAAP purposes the Company follows the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 superseded SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” and was adopted by the Company effective 1 July 2002. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognise an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset less estimated costs to sell and expands specific criteria relative to the classification and accounting for such assets.
      SFAS No. 144 also requires that long lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until the asset is disposed of, exchanged or distributed.
(b)     Minority Interests
      Outside Equity interests are included as part of total Equity under AGAAP. The reconciliation to US GAAP in Note 33 has excluded these from Partners’ Equity in 2002 consistent with US GAAP treatment. The entity in which the outside equity interest existed was sold in the year ended 30 June 2002.
(c)     Provisions
      The term “provisions” is used in AGAAP to designate accrued expenses with no definitive payment date. Classification between current and non-current is generally based on management assessments, as subject to audit.
(d)     Pension Plans
      The consolidated entity sponsors contributory and non-contributory accumulation and defined benefit pension plans covering substantially all employees. The defined benefit plans generally provide benefits based on salary in the period prior to retirement. All defined benefit plans are funded based on actuarial determination, and contribution levels are revised, on a regular basis so as to ensure that the plans are fundamentally maintained on a fully funded basis. Actuarial calculations have been carried out for the defined benefit funds and the material provisions of the plans are as detailed in Note 26. The majority of assets of the funds are invested in pooled superannuation trusts in the case of the Australian funds and equity securities for other major funds. Limited disclosure in respect of pension plans is presently required by AGAAP. Under AGAAP the actual contributions to the various pension plans are recorded as an expense in the Statement of Financial Performance in the period they are paid or accrued. The disclosure requirements of Statement of Financial Accounting Standards No. 87 (SFAS No. 87) and No. 132 (SFAS No. 132 as revised) have been included in Note 33 to these consolidated financial statements. The consolidated entity reports pension plans aggregated where allowed by SFAS No. 87. Additionally, an adjustment is made to recognise the measurement principles of SFAS No. 87 and related standards in determining net income and shareholders’ equity under US GAAP.
(e)     Statement of Cash Flows
      Net profit (loss) determined under AGAAP differs in certain respects from the amount determined in accordance with US GAAP.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
      A reconciliation of net profit (loss) according to US GAAP to Cash Flows From Operating Activities under US GAAP is provided.
      There are no material differences between net cash provided by (used in) financing and investing activities determined in accordance with AGAAP and such amounts determined in accordance with US GAAP.
      Under AGAAP, cash is defined as cash on hand and deposits repayable on demand, less overdrafts repayable on demand.
      Under US GAAP, cash and cash equivalents are defined as cash and investments with original maturities of three months or less, and do not include bank overdrafts or restricted deposits. Cash and cash equivalents as of June 30, 2004, 2003 and 2002 would have been $56,435,875, $15,229,939 and $37,100,672 respectively, under US GAAP.
(f)     Income Taxes
      Under AGAAP, deferred tax assets (future income tax benefits) attributable to temporary differences are only brought to account when their realisation is assured beyond reasonable doubt. Future income tax benefits related to tax losses are only brought to account when their realisation is virtually certain. At each respective reporting date the value of gross tax losses for which future tax benefits have been brought to account under AGAAP totalled $29,183,817 in June 2004, (2003 $44,173,986) and (2002 $53,137,787). These losses have no expiry date. Refer Note 6(c). According to US GAAP deferred tax assets are only brought to account when their realisation is more likely that not. As US GAAP represents a lower threshold for assessing the realizability of deferred tax assets as compared to AGAAP, there is no material effect in arriving at net profit (loss) under US GAAP.
      The SPT operations are conducted through the Partnership (non taxable entity), and by its subsidiary — TMA. As TMA is a stand-alone taxable entity certain US GAAP adjustments related to TMA are subject to tax effects. The majority of the US GAAP adjustments are in respect of the Partnership, the results of which are taxed in the hands of the Partners. Accordingly, a substantial number of the adjustments have no tax effect in the SPT consolidated financial statement reconciliation.
      The consolidated entity has (gross) capital tax losses of $21,271,173 in 2004 (2003 $22,081,014) and (2002 $22,817,537). These losses have no expiry date. Total capital losses are offset by a valuation allowance. The adequacy of the valuation allowance is regularly assessed. The valuation allowance in respect of the capital losses decreased by $242,952 and $220,957 for the years ended 30 June 2004 and 2003, respectively.
      Analysis of Pre tax profit/ (loss):

		Restated

	2004	2003	2002

Australian operations	(18,611,616)	(35,355,948)	(143,606,153)
Foreign operations	—	—	—

Total	(18,611,616)	(35,355,948)	(143,606,153)

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
                Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at 30 June, follows:

		Restated

	2004	2003	2002

Trading stock adjustments	166,306	36,887	30,409
Provisions	6,892,310	6,931,368	8,533,692
Accruals	237,699	160,408	251,990
Accumulated tax losses	8,755,145	13,252,196	15,941,336
Accumulated capital losses	6,381,352	6,624,304	6,845,261
Other	52,234	—	—

	22,485,046	27,005,163	31,602,688

Less Valuation allowance	(6,381,352)	(6,624,304)	(6,845,261)

Total deferred assets	16,103,694	20,380,859	24,757,427

Total deferred liabilities
Property, plant and equipment	(1,586,941)	(2,018,708)	(2,132,392)
Other	—	(130,579)	(183,708)

Total deferred liabilities	(1,586,941)	(2,149,287)	(2,316,100)

Total net deferred tax assets	14,516,753	18,231,572	22,441,327

      As the amount of current deferred tax items are not material in nature, all deferred tax assets have been presented as non current in the Statement of Financial Position.
(g) Accounting for Goodwill
      Shares in controlled entities are valued on acquisition at the holding company’s cost. Any difference between the fair value of net assets acquired and cost is recognised as goodwill. Under AGAAP, goodwill is amortised on a straight line basis over varying periods not exceeding 20 years.
      In accounting for business combinations, the Company follows SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after 30 June 2002 which is consistent with AGAAP. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognised and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.
      SFAS No. 142 requires that goodwill no longer be amortised, but instead tested for impairment at least annually. This requirement creates a difference between the amortisation required under AGAAP and US GAAP. SFAS No. 142 also requires recognised intangible assets to be amortised over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 142 also permits indefinite useful lives to be assigned to recognised intangibles. Any recognised intangible assets determined to have an indefinite useful life will not be amortised, but instead tested for impairment in accordance with the SFAS No. 142 until its life is determined to no longer be indefinite.
      The Company has determined it has one reporting unit consistent with its single operating segment.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
      SFAS No. 142 requires goodwill and other intangible assets to be tested for impairment at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment as defined by SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Accordingly, goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Any material diminution in value is charged to the Statement of Financial Performance for US GAAP purposes. For US GAAP purposes no goodwill amortisation has been charged against income since 1 July 2002, the effective date of SFAS No. 142. Goodwill amortisation of $287,389 under AGAAP in 2004 and 2003 has been added back to income in the Statement of Financial Performance for US GAAP purposes.
      Goodwill attributable to sold businesses is brought to account in determining the gain or loss on sale.
(h) Derivatives Not Designated as Hedges
      Derivatives not designated as hedges primarily consist of interest rate swaps and forward exchange contracts which, while mitigating economic risks to which the economic entity is exposed , do not qualify for hedge accounting under US GAAP pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as they relate to hedging of anticipated transactions. These amounts are adjusted in determining net profit (loss) according to US GAAP.
      The fair value of the interest rate swaps as at June 2003 was an unrealized loss of $517,350. The fair value at June 2004 was an unrealized loss of $62,176. The effect of the necessary reconciling adjustment is an increase in the US GAAP loss for June 2003 of $517,350 and a decrease in the loss of $455,174 for the year ended June 2004.

(i)	Derivative Instruments and Hedging Activities
      The nature of South Pacific Tyres’ business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, currency exchange rates and commodity prices. South Pacific Tyres uses derivative financial instruments to mitigate or eliminate certain of those risks, as a component of its risk management strategy. The Company does not use derivative instruments for trading purposes.
      Under AGAAP, derivative financial instruments may have hedge accounting treatment applied if the hedging derivatives are effective in reducing the exposure being hedged and are designated as a hedge at the inception of the contract. Hedging derivatives are accounted for in a manner consistent with the accounting treatment of the hedged items.
      For US GAAP purposes, the Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, which became effective for South Pacific Tyres on 1 July 2000. Under SFAS No. 133, as amended, all derivative instruments are recognised in the Statement of Financial Position at their fair values and changes in fair value are recognised immediately in earnings, unless the derivatives qualify as hedges of future cash flows or of investments in foreign operations. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognised in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in net profit (loss) as it occurs.
      Under US GAAP, all derivatives are recognised on the Statement of Financial Position at their fair value. On the date the derivative is entered into South Pacific Tyres designates the derivative as either a hedge of the fair value of a recognised asset or liability or firm commitment (fair value hedge) or of the variability of cash flows to be paid or received related to a recognised asset, liability or forecasted transaction (cash flow hedge).

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
There is no material impact on net profit/(loss) as a result of these differences as the fair value of the derivative instruments at the balance sheet date is offset by the foreign currency translation of the hedged receivables and payables recorded at the forward rate for AGAAP to the spot rate at balance date. Any net difference arising relates to the forward points spread between the spot rate and the forward rate at the balance sheet date which is not material. No US GAAP adjustment has been recognized as a consequence.

(j)	Supply Agreement
      In December 2000, Goodyear contracted to pay SPT an amount of $28,500,000 in relation to a 10-year supply agreement commencing in 2003. The amount was to be paid on 1 January 2003. As there were no onerous conditions upon SPT as a result of the contract, and because the receipt of the contribution did not result in a change in the relative interests of the partners in the partnership, the present value of the sum was recognised as revenue under AGAAP in December 2000. SPT further recognised interest income on the determined present value on an accrual basis. Under US GAAP, SPT has recognised the amount of $25,000,000 not as revenue, but as a capital contribution. The capital contribution has been recognised in the period ended 30 June 2002, being the period in which the cash was actually received from Goodyear.

(k)	Provision for Environmental Remediation/ Impairment

(i) Remediation
      In December 2001, SPT recognized a liability to remediate its Footscray and Thomastown idled manufacturing facilities to prepare them for sale. The expenditure of $9,900,000 was authorized by the SPT Board of Directors and, under AGAAP, was recorded based on that approval. As a result of further development of the disposal plan, and not withstanding that the plan would not be completed within twelve months, $3,600,000 of additional expenditure was authorised in April 2004 and an additional liability was recorded under AGAAP.
      The expenditure is to cover environmental remediation, demolition and project management. This liability is included in the provision for Rationalisation and Restructure in the AGAAP consolidated balance sheet. Refer Note 16. In addition to the actual cash outlays of $508,113 charged against the provision in the year ended 30th June 2003 a further $1,506,970 was expended and charged against this provision in the year ended 30th June 2004.
      Under US GAAP, environmental liabilities are not recognised until a company has a legal or constructive obligation to remediate. Accordingly, because there is no such obligation to remediate, for US GAAP purposes only the actual cash outlays described above are recognised as expense when they were incurred.
      Accordingly, the net loss determined under US GAAP was decreased by $2,093,000 as a result of the reversal of the provision increase of $3,600,000 and the expensing of the actual cash outlays charged against the provision in 2004 of $1,506,970.

(ii) Asset Impairment
      In December 2001 and as referred to in (i) above, South Pacific Tyres committed to the closedown of its Footscray and Thomastown manufacturing facilities and to prepare them for sale. Because, as a result of this decision, the plants were no longer to generate operating cash flows, the asset carrying values at the time were considered for impairment.
      Under US GAAP, in accordance with the provisions of SFAS 121 and SFAS 144, a one time impairment charge of $7,800,000 was taken against property, plant and equipment in 2002 to write down the net book value of these facilities to the estimated fair values attributable to the unremediated sites. In 2004 following

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)
the further development of the plans for remediation and sale of the plants, and due to the plants not qualifying for “held for sale” classification under US GAAP, a further evaluation of impairment of the sites was undertaken. Based on the valuations obtained, a further impairment charge of $2,034,000 was required due to the reduction in the values of the unremediated sites.
      The further impairment charge of $2,034,000 significantly offsets the reversal of the excess Environmental remediation charge of $2,093,000 set out in (i) above. The net impact of these items is to decrease the 2004 loss determined in accordance with US GAAP by $59,030. Accordingly, the cumulative net increase in US GAAP equity at June 2004 for these items is $1,650,917.

(l)	Activity Alignment
      In December 2000 South Pacific Tyres recognized under AGAAP, a $6 million provision for redundancy costs for headcount reduction. The provision was based on an external consultant’s assessment of the required headcount reduction to achieve certain identified overhead efficiencies. The project was called “Activity Alignment”. The plan was not completed and $4,046,953 was reversed in the year ended 30 June 2002 under AGAAP. The $6 million provision at June 2001 did not meet US GAAP recognition criteria and as a result, US GAAP net income in that period is higher by the unspent amount of $4,046,953. In the year ended 30 June 2002 when the unspent amount was reversed for AGAAP, the net income for US GAAP is $4,046,953 less.

(m)	Manufacturing Plant — Accelerated Depreciation
      In September 2001 the SPT Board of Directors authorized the closure of operations at its Footscray and Thomastown manufacturing facilities. A provision was recognized in December 2001 under AGAAP for the eventual write-off of plant and equipment. The Thomastown facility was to remain partly in operation until July 2002. Under US GAAP the plant and equipment relating to this partial operation was subject to accelerated depreciation for seven months in accordance with SFAS 121, rather than immediate write off. At June 2002 one month’s depreciation in the amount of $285,714 was still to be brought to account having the effect of decreasing US GAAP losses in the year ended June 2002 and increasing US GAAP losses in the year ended June 2003.

(n)	Tyre Marketers Tax Adjustment
      The Retail/Corporate restructuring provisions (see Note 4) arose in a tax paying entity, Tyre Marketers (Australia) Ltd (TMA). The provision was therefore tax effected at TMA’s effective rate of 30%. Accordingly, US GAAP adjustments relating to TMA have been tax effected.

(o)	Business Interruption
      In June 2002 South Pacific Tyres released $1,577,315 of the rationalisation provision to net profit (loss) on the basis that production levels and operating capacity of the tyre plant were significantly reduced as a consequence of the restructuring activities at Somerton. While AGAAP allows for costs associated with effecting restructuring activities to be charged as a component of a restructuring provision, it was not considered appropriate under US GAAP. The specific cost cannot be provided for under US GAAP as they are considered future operating costs. This has the effect of increasing the net loss according to US GAAP in the year ended June 2002 by $1,577,316 and decreasing net loss according to US GAAP by the same amount in the year ended June 2003.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)

(p)	Advertising
      Under AGAAP, advertising is generally expensed as the service is performed. Under US GAAP, advertising is expensed as incurred although there are exceptions to this, related to co-operative advertising programs and advertising related materials. Costs incurred under South Pacific Tyres’ co-operative advertising program with dealers and franchisees are initially deferred and then recorded as reductions of sales as related revenues are recognized under AGAAP. No direct response advertising is reported as an asset. The effect of this difference is that under US GAAP, Partners’ equity is lower by $840,000 after tax compared to that under AGAAP as such amounts are expensed as incurred under US GAAP. This difference relates to all periods presented as the Yellow Pages advertising cost has remained consistent.

(q)	Foreign Currency Translation Reserve
      In June 2002 South Pacific Tyres sold its interest in South Pacific Tyres PNG Pty Ltd. Under AGAAP the accumulated foreign currency translation reserve of $3,645,848 was transferred to retained earnings. Under US GAAP the accumulated foreign currency translation reserve included as a component of accumulated other comprehensive income for US GAAP, is reported as part of the gain or loss on sale for the period during which the sale occurs. Consequently the net loss according to US GAAP for the year ended June 2002 is greater than the loss according to AGAAP purposes by $3,645,848. However, there is no effect on partners’ equity under US GAAP.

(r)	Securitisation
      From November 2001 South Pacific Tyres has maintained a program for the continuous sale of substantially all its domestic trade accounts receivable to the South Pacific Tyres Trust, a bankruptcy remote qualifying special purpose vehicle (QSPV). The QSPV is consolidated for AGAAP, as well as US GAAP, because the program did not meet all the criteria for off balance sheet treatment in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Accordingly there is no difference between AGAAP and US GAAP treatment of the Securitisation Program.
      The amount of the receivables securitised at June 2004 was $115,149,129 (June 2003 $112,899,035) and (June 2002 $114,957,253).
      The amount of interest paid by South Pacific Tyres to the QSPV for the year ended June 2004 was $3,941,622 (June 2003 $3,543,248) and (June 2002 $2,068,668). South Pacific Tyres retains the responsibility for servicing the receivables. As receivables are collected the cash proceeds are used to purchase additional receivables. The amount of service fees paid by the QSPV to South Pacific Tyres was approximately $120,000 for the year ended June 2004, $120,000 for the year ended 2003 and $80,000 for the year ended 2002.

(s)	Warranties
      South Pacific Tyres and its controlled entities offer warranties on the sale of certain of its products as required under the Australian Trade Practices Act. For AGAAP, warranty expense is charged as incurred. For US GAAP, a provision for warranties has been recognised based on past claims experience, sales history and other considerations. The effect of this difference is that under US GAAP, Partners’ equity is lower by $3,204,000 as compared to such amount pursuant to AGAAP.
      Due to the consistency in the Company’s operations, sales generated, customer base, warranty offerings and historical cost experience there has not been a material change in amount of accrued obligation at the balance sheet date since 2000.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 32.	Major Differences Between Australian GAAP and US GAAP (Continued)

(t)	MRT Factory — Costs to Sell Land and Buildings
      In fiscal 2001 South Pacific Tyres decided to close its medium truck radial tyre plant at Somerton. $1,500,000 was recorded as an accrued obligation under AGAAP for the costs associated with the separation and ultimate sale of the land and buildings. In October 2001 the South Pacific Tyres Board reconsidered its decision and changed the classification of the site to “held for use” and reversed the provision. Since the AGAAP provision represented “costs to sell” and the land and buildings were not considered to be impaired under the “held for use” criteria pursuant to SFAS 121, the provision was reversed for US GAAP purposes. As a result, net profit according to US GAAP was increased by $1,500,000 in the year ended 30 June 2001 and reduced by the same amount for US GAAP in the year ended 30 June 2002.

(u)	Change in Accounting Policy — Employee Benefits
      The consolidated entity has applied the revised AASB 1028 “Employee Benefits” for the first time from 1 July 2002. The liability for wages and salaries, annual leave and sick leave is now calculated using the remuneration rates the consolidated entity expects to pay as at each reporting date, not wage and salary rates current at reporting date.
      Under AGAAP the initial adjustment of $103,373 to the consolidated financial report as at 1 July 2002 as a result of this change was charged directly to retained earnings. Under US GAAP, this has been accounted for as a reduction of net income of $103,373 in the year ended 30 June 2003.

(v)	Revenue Recognition
      Under AGAAP, interest revenue and proceeds from the sale of non current assets are recorded as other revenues from ordinary activities and the book basis of the assets and businesses sold is included in expenses. Under US GAAP, interest revenue is classified as other income and the difference between the sale proceeds and the book basis of the assets and business sold would be presented as a gain or loss and included in the determination of net profit (loss). Accordingly, revenue for the years 2004, 2003 and 2002 under US GAAP would have been $818,736,638, $793,596,996 and $829,385,986, respectively.

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP)
Statement of Financial Performance

			Restated

		2004	2003	2002
		$	$	$

Net profit/(loss) of the consolidated entity per Australian GAAP		(22,481,300)	(39,563,785)	(130,026,700)
Less interest of outside equity holders	32(b)	—	—	470

Net profit/(loss) attributable to the consolidated entity		(22,481,300)	(39,563,785)	(130,027,170)
Adjustments required to accord with US GAAP:
Add/(deduct)		977,171	1,473,930	(5,123,240)

Net profit/(loss) according to US GAAP		(21,504,129)	(38,089,855)	(135,150,410)

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)
Statement of Comprehensive Income/(Loss)

		Restated

	2004	2003	2002
	$	$	$

Net profit/(loss) according to US GAAP	(21,504,129)	(38,089,855)	(135,150,410)
Foreign currency translation reserve (net of nil tax)	—	—	3,341,868

Comprehensive Income (Loss)	(21,504,129)	(38,089,855)	(131,808,542)

Reconciliation of Net Profit and Loss According to US GAAP to Net Cash Provided by Operating Activities Determined Under US GAAP.

		Restated

	2004	2003	2002
	$	$	$

Net Cash Provided by Operating Activities according to US GAAP	20,448,913	(56,851,702)	(23,905,073)
Write-down of Property, Plant & Equipment	(4,253,064)	—	(7,800,000)
Depreciation	(22,018,175)	(19,802,624)	(26,302,333)
Amortisation	(1,168,908)	(1,076,008)	(1,800,587)
Amounts set aside to provisions	4,524,572	(38,496,466)	(130,626,931)
Write-off bad trade debts	(1,549,439)	(1,015,199)	(1,386,762)
Gain/(loss) on sale of investments, properties, plant and equipment	(6,134,607)	(7,721,228)	(13,952,817)
Outside equity interest in (profit)/loss for the year	—	—	(470)
Change in assets and liabilities net of effects of purchase and disposal of controlled entities during the financial year:
Increase/(decrease) in receivables	(14,536,916)	(3,494,488)	13,406,489
Increase/(decrease) in inventories	(14,620,947)	1,290,172	(4,628,518)
Increase/(decrease) in prepayments	(103,514)	1,064,694	(180,180)
(Increase)/decrease in accounts payable	23,846,392	22,848,394	(16,683,451)
(Increase)/decrease in provisions	(1,911,330)	69,587,636	68,529,855
Increase/(decrease) in reserves	195,678	—	(3,129,861)
(Increase)/decrease in income taxes payable	(154,865)	(77,057)	180,144
Increase/(decrease) in future income tax benefit	(4,067,919)	(4,345,979)	13,130,085

Net profit/(loss) according to US GAAP	(21,504,129)	(38,089,855)	(135,150,410)

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)
Adjustments to reflect US GAAP:

			Restated

		2004	2003	2002
		$	$	$

Add/(Deduct):
Supply Agreement	32(j)	—	—	—
Manufacturing plant accelerated depreciation	32(m)	—	(285,714)	285,714
Depreciation difference Thomastown /Footscray	32(a)	(170,000)	(170,000)	—
Fixed Asset Revaluation depreciation difference	32(a)	298,000	298,000	144,700
Fixed Asset Disposal Difference	32(a)	195,678	—	(8,338)
FAS87 Pension	32(d)	205,000	1,032,000	3,600,000
Environmental remediation	32(k)	59,030	(508,113)	9,900,000
Impairment	32(k)	—	—	(7,800,000)
Advertising	32(p)	—	—	—
Activity Alignment	32(l)	—	—	(4,046,953)
Business Interruption	32(o)	—	1,577,315	(1,577,315)
MRT Factory — Costs to Sell	32(t)	—	—	(1,500,000)
Goodwill Amortisation	32(g)	287,389	287,389	—
Interest Rate Swaps	32(h)	455,174	(517,350)	—
Disposal of PNG — Translation Reserve	32(q)	—	—	(3,645,848)
Initial Adoption of Revised AASB1028	32(u)	—	(103,373)	—
Income tax (expense)/benefit	32(n)	(353,100)	(136,224)	(475,200)

Total Adjustments		977,171	1,473,930	(5,123,240)

Partners’ equity according to AGAAP		35,841,338	58,309,638	97,976,796
Deduct outside equity interests	32(b)	—	—	—

Partners’ equity attributable to the Partners		35,841,338	58,309,638	97,976,796

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)
Adjustments required to reflect US GAAP:

			Restated

		2004	2003	2002
		$	$	$

Add/(Deduct):
Asset Revaluation Reserve	32(a)	(12,374,551)	(12,570,229)	(12,570,229)
Supply Agreement	32(j)	—	—	—
Manufacturing plant accelerated depreciation	32(m)	—	—	285,714
Depreciation difference Thomastown/Footscray	32(a)	(340,000)	(170,000)	—
Fixed Asset Revaluation depreciation difference	32(a)	885,400	587,400	289,400
FAS87 Pension	32(d)	(363,000)	(568,000)	(1,600,000)
Environmental remediation/ Impairment	32(k)	1,650,917	1,591,887	2,100,000
Advertising	32(p)	(1,200,000)	(1,200,000)	(1,200,000)
Warranty	32(s)	(3,204,000)	(3,204,000)	(3,204,000)
Activity Alignment	32(l)	—	—	—
Business Interruption	32(o)	—	—	(1,577,315)
MRT Factory — Costs to Sell	32(t)	—	—	—
Goodwill Amortisation	32(g)	574,778	287,389	—
Interest Rate Swaps	32(h)	(62,176)	(517,350)	—
Income tax (expense)/benefit	32(n)	81,876	434,976	571,200

Total Adjustments		(14,350,756)	(15,327,927)	(16,905,230)

Partners’ equity according to US GAAP		21,490,582	42,981,711	81,071,566

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)

	Australian Fund

	2004	2003	2002
	$	$	$

Pension Plan data supporting Note 26
Plan’s funded status at 30 June is summarised as follows:
Actuarial present value of accumulated obligations:
— Vested	135,209,000	120,700,000	141,100,000
— Non Vested	—	—	—
Total accumulated benefit obligation	135,209,000	120,700,000	141,100,000
Projected benefit obligation	135,957,000	121,887,000	142,532,000
Plan assets at fair value	138,236,000	121,360,000	152,709,000
Excess/(deficiency) of assets over benefit obligations	2,279,000	(527,000)	10,177,000
Unrecognised net gain/(loss)	(11,588,000)	(11,719,000)	573,000
Net Pension (Liability)/Asset	13,867,000	11,192,000	9,604,000
NET PENSION COST
Defined Benefit Plans:
— Service cost-benefits earned during the year	10,240,000	13,914,000	10,311,000
— Interest cost on projected benefit obligation	7,313,000	7,131,000	10,072,000
— Expected return on plan assets	(8,495,000)	(10,092,000)	(13,084,000)
— Net amortisation and settlement and curtailment (gain)/loss	—	—	—
Net Pension Cost of Defined Benefit Plans	9,058,000	10,953,000	7,299,000
ASSUMPTIONS (used to determine net pension cost)
Weighted average discount rate	6.00%	6.00%	6.00%
Rate of increase in compensation level	3.50%	3.50%	3.50%
Expected long term rate of return	7.00%	7.00%	7.00%
      The expected long term rate of return on pension assets is based on a strategic asset allocation. The real rate of return (net of inflation) is expected to average 4.5% over the long term and the long term average rate of inflation is expected to be 2.5%.

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)

	30 June	30 June	30 June
MEASUREMENT DATE	2004	2003	2002
CHANGE IN BENEFIT OBLIGATION
Projected Benefit Obligation at beginning of year	121,887,000	142,532,000	179,926,000
Service cost	10,240,000	13,914,000	10,311,000
Interest cost	7,313,000	7,131,000	10,072,000
Member contributions	1,387,000	—	—
Actuarial (gain) /loss	8,511,000	(14,990,000)	(19,177,000)
Benefits, administrative expenses and tax paid	(13,381,000)	(26,700,000)	(38,600,000)
Projected Benefit Obligation at end of year	135,957,000	121,887,000	142,532,000
ASSUMPTIONS (used to determine end of the year benefit obligations)
Weighted average discount rate	5.50%	6.00%	6.00%
Rate of increase in compensation level	3.50%	3.50%	3.50%
CHANGE IN PLAN ASSETS
Market value of assets at beginning of year	121,360,000	152,709,000	180,630,000
Member/Employer Contributions	13,120,000	12,541,000	10,467,000
Benefits, administrative expenses and tax paid	(13,381,000)	(26,700,000)	(38,600,000)
Actual return on plan assets	17,137,000	(17,190,000)	212,000
Market value of assets at end of year	138,236,000	121,360,000	152,709,000
CONTRIBUTIONS
      Employer contributions to the Australian fund during the year ending 30 June 2005 are expected to be $13,580,000.
ADDITIONAL INFORMATION
Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	14,936,000
2006	15,185,000
2007	18,597,000
2008	18,080,000
2009	18,739,000
2010-2014	82,616,000

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)
Plan Assets
      The allocation of the Fund’s assets by asset category is as follows:

		Plan assets

	Target	June	June
	Allocation	2004	2003

Asset Category
Equity securities	64%	64%	73%
Debt securities	22%	21%	15%
Real estate	9%	9%	10%
Other	5%	6%	2%
      The primary investment objective of the South Pacific Tyres Fund within Equipsuper is to achieve a rate of return (after tax and investment expenses) that exceeds inflation (CPI) increases by at least 4.0% per annum over rolling three year periods.
      The South Pacific Tyres partnership (SPT) has maintained Pension Plan benefits for its Australian employees which has comprised both Accumulation and Defined Benefit Components. Both the Defined Benefit and Accumulation components of the Plan have legally existed within a plan sponsored by its Australian partner, Ansell Limited (Ansell).
      SPT has maintained notional separation of the plan assets and the benefit obligations for all periods presented. Accordingly the accompanying financial information is intended to provide relevant disclosures required pursuant to SFAS 87 and SFAS 132 (revised) with respect to the defined benefit and accumulation components of the SPT plan.
      Effective 1 April 2004 legal separation from Ansell was achieved and members were transferred out of the Pacific Dunlop Superannuation Fund to Equipsuper (an independent superannuation fund).

				Restated

			2004	2003	2002
			$	$	$

Partners’ equity in accordance with US GAAP-Rollforward
Opening Balance July 1			42,981,711	81,071,566	217,507,945
Cumulative effect of restatement adjustments at 1st July 2001			—	—	(29,627,838)
Net Profit (loss)			(21,504,129)	(38,089,855)	(135,150,410)
Additional contributed equity — Goodyear Tyres Pty Ltd			13,000	—	—
Movement in Other Comprehensive Income			—	—	3,341,869
Additional Equity Contribution — Supply Agreement	32(j	)	—	—	25,000,000

Closing Balance			21,490,582	42,981,711	81,071,566

SOUTH PACIFIC TYRES AND CONTROLLED ENTITIES
NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Note 33.	Reconciliation to United States Generally Accepted Accounting Principles (US GAAP) (Continued)
Balance Sheet GAAP Adjustment Reconciliation

		2004			2003			2002
		$			$			$

	Notes	AGAAP	Adjustment	US GAAP	AGAAP	Adjustment	US GAAP	AGAAP	Adjustment	US GAAP

STATEMENT OF FINANCIAL POSITION
CURRENT ASSETS
Cash assets		56,435,875		56,435,875	15,229,939		15,229,939	37,100,672		37,100,672
Receivables		130,174,880		130,174,880	137,441,630		137,441,630	141,657,657		141,657,657
Inventories		147,411,193		147,411,193	162,032,137		162,032,137	160,741,965		160,741,965
Prepayments		3,219,753		3,219,753	3,323,269		3,323,269	2,258,575		2,258,575

TOTAL CURRENT ASSETS		337,241,701	0	337,241,701	318,026,975	0	318,026,975	341,758,869	0	341,758,869

NON-CURRENT ASSETS
Receivables		1,651,270		1,651,270	9,546,303		9,546,303	30,384,952		30,384,952
Property, plant and equipment	32(a), 32(m),
	32(k)	197,823,676	(21,663,151)	176,160,525	218,425,028	(19,952,829)	198,472,199	202,827,093	(19,795,115)	183,031,978
Intangible assets	32(g)	4,498,952	574,778	5,073,730	4,916,874	287,389	5,204,263	5,204,262		5,204,262
Deferred tax assets	32(n)	14,516,753	81,876	14,598,629	18,231,572	434,976	18,666,548	22,441,327	571,200	23,012,527

TOTAL NON-CURRENT ASSETS		218,490,651	(21,006,497)	197,484,154	251,119,777	(19,230,464)	231,889,313	260,857,634	(19,223,915)	241,633,719

TOTAL ASSETS		555,732,352	(21,006,497)	534,725,855	569,146,752	(19,230,464)	549,916,288	602,616,503	(19,223,915)	583,392,588

CURRENT LIABILITIES
Payables	32(p), 32(d),
	32(h)	144,028,406	1,625,176	145,653,582	159,953,830	2,285,350	162,239,180	161,782,718	2,800,000	164,582,718
Interest bearing liabilities		188,484,663		188,484,663	171,413,834		171,413,834	142,395,212		142,395,212
Current tax liabilities		290,809		290,809	135,944		135,944	58,887		58,887
	32(k), 32(s),
	32(I),
Provisions	32(o), 32(t)	54,318,272	(8,280,917)	46,037,355	53,365,690	(6,187,887)	47,177,803	102,837,858	(5,118,685)	97,719,173

TOTAL CURRENT LIABILITIES		387,122,150	(6,655,741)	380,466,409	384,869,298	(3,902,537)	380,966,761	407,074,675	(2,318,685)	404,755,990

NON-CURRENT LIABILITIES
Payables		704,179		704,179	7,986,959		7,986,959	28,491,815		28,491,815
Interest bearing liabilities		125,707,508		125,707,508	111,097,444		111,097,444	61,095,014		61,095,014
Provisions		6,357,177		6,357,177	6,883,413		6,883,413	7,978,203		7,978,203

TOTAL NON-CURRENT LIABILITIES		132,768,864	0	132,768,864	125,967,816	0	125,967,816	97,565,032	0	97,565,032

TOTAL LIABILITIES		519,891,014	(6,655,741)	513,235,273	510,837,114	(3,902,537)	506,934,577	504,639,707	(2,318,685)	502,321,022

PARTNERS’ EQUITY/ ACCUMULATED LOSSES		35,841,338	(14,350,756)	21,490,582	58,309,638	(15,327,927)	42,981,711	97,976,796	(16,905,230)	81,071,566

TOTAL LIABILITIES AND PARTNERS’ EQUITY		555,732,352	(21,006,497)	534,725,855	569,146,752	(19,230,464)	549,916,288	602,616,503	(19,223,915)	583,392,588

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For Year Ended December 31, 2004
INDEX OF EXHIBITS

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

3		Articles of Incorporation and By-Laws
	(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended through February 28, 2002 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
	(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987 and May 7, 2003 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-1927).

4		Instruments Defining the Rights of Security Holders, Including Indentures
	(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
	(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
	(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
	(d)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(e)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(f)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(g)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).
	(h)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).
	(i)	General Master Purchase Agreement dated December 10, 2004 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein.	4.1
	(j)	Master Subordinated Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V.	4.2
	(k)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V.	4.3
	(l)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(m)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(n)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).
	(o)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(p)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(q)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(r)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(s)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(t)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(u)	Guarantee and Collateral Agreement, dated as of August 17, 2004, among Goodyear, as Borrower, the subsidiaries of Goodyear identified therein, and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(v)	Deposit-Funded Credit Agreement, dated as of August 17, 2004, among Goodyear, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, and BNP Paribas, as Joint Lead Arranger (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(w)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(x)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(y)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

Information concerning Goodyear’s long-term debt is set forth at Note 11, captioned “Financing Arrangements and Derivative Financial Instruments,” at the sub-caption “Long Term Debt and Financing Arrangements,” in the Financial Statements set forth at Item 8 of this Annual Report and is incorporated herein by reference. In accordance with Item 601(b)(4)(iii) of Regulation S-K, agreements and instruments defining the rights of holders of long-term debt of the Company pursuant to which the amount of securities authorized thereunder does not exceed 10% of the consolidated assets of the Company and its subsidiaries are not filed herewith. The Company hereby agrees to furnish a copy of any such agreement or instrument to the Securities and Exchange Commission upon request.

10		Material Contracts
	(a)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
	(b)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
	(c)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).
	(d)*	Performance Recognition Plan of the Company adopted effective January 1, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-1927).
	(e)*	Goodyear Supplementary Pension Plan, as restated and amended December 3, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(f)*	Goodyear Employee Severance Plan, as adopted on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).
	(g)*	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(h)*	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
	(i)*	First Amendment to The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives effective as of December 3, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
	(j)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).
	(k)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(l)*	Executive Performance Plan of The Goodyear Tire & Rubber Company (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003).
	(m)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
	(n)	Amendment No. 1 to the Umbrella Agreement dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
	(o)	Amendment No. 2 to the Umbrella Agreement dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd.	10.1
	(p)	Agreement dated as of March 3, 2003, between Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
	(q)	Amendment No. 3 to the Umbrella Agreement dated July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(r)	Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
	(s)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
	(t)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC, dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc. and Sumitomo Rubber Industries, Ltd.	10.2
	(u)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
	(v)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
	(w)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan dated February 3, 2004 (incorporated by reference, filed as Exhibit 10.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(x)*	Form of Restricted Stock Purchase Agreement.	10.3

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(y)*	Stock Option Grant Agreement dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
	(z)*	Form of Performance Equity Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(aa)*	Copy of Hourly and Salaried Employees Stock Option Plan of the Company as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
	(bb)*	Forms of Stock Option Grant Agreements for options and SARs, Part I, Agreement for Non-Qualified Stock Options, and Part II, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
	(cc)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005, File No. 1-1927).
	(dd)*	Letter Agreement dated July 14, 2004, between the Company and Robert W. Tieken (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).
	(ee)*	Schedule of Outside Directors’ Annual Compensation.	10.4
	(ff)*	Schedule of Salary and Bonus for Named Executive Officers.	10.5

12		Statement re Computation of Ratios
	(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

21		Subsidiaries
	(a)	List of subsidiaries of the Company at December 31, 2004.	21.1

23		Consents of Independent Registered Public Accounting Firms
	(a)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	23.1
	(b)	Consent of KPMG LLP, independent registered public accounting firm.	23.2

24		Powers of Attorney
	(a)	Powers of Attorney of Officers and Directors signing this report.	24.1

31		302 Certifications
	(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
	(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications
	(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement.