Form 10-Q/A
period 2004-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-04-28
CIK 42582

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

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Form 10-Q/A”) includes unaudited, restated consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, and a restated consolidated balance sheet as of December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on March 16, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of income, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004 and 2003 was also affected by the restatement as well as 2002 and prior periods. Note 2 to the consolidated financial statements included in the 2004 Form 10-K shows the impact of the restatement adjustments on periods prior to 2002. The restated amounts for the first quarter of 2004 and the comparable interim period in 2003 are presented in this Form 10-Q/A. The restated amounts for the second and third quarters of 2004 and the comparable interim periods in 2003 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004.

     Refer to Note 1A, “Restatement” in this Form 10-Q/A for further information on the restatement impact for the first quarter of 2004 and 2003. Refer also to Note 2, “Restatement” in the Company’s 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the Consolidated Statement of Income and Consolidated Balance Sheet for each annual period.

     This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the original Form 10-Q as well as the information set forth under “Forward-Looking Information — Safe Harbor Statement,” and no other information included in the original Form 10-Q is amended hereby.

     All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.

     Except as otherwise described in Item 4 of Part I and “Forward-Looking Information – Safe Harbor Statement,” this Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to June 18, 2004, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s filings with the Securities and Exchange Commission subsequent to June 18, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2004	2003
NET SALES	$4,301.9	$3,546.5

Cost of Goods Sold	3,476.8	2,963.1
Selling, Administrative and General Expense	681.8	573.9
Rationalizations (Note 2)	23.8	60.7
Interest Expense	84.1	58.4
Other (Income) and Expense (Note 3)	46.4	44.5
Foreign Currency Exchange	6.0	1.8
Equity in (Earnings) Losses of Affiliates	(1.8)	3.5
Minority Interest in Net Income (Loss) of Subsidiaries	6.1	9.4

Loss before Income Taxes	(21.3)	(168.8)
United States and Foreign Taxes on Income (Loss)	56.8	31.7

NET LOSS	(78.1)	(200.5)

Retained Earnings at Beginning of Period	955.1	1,762.5

Retained Earnings at End of Period	$877.0	$1,562.0

NET LOSS PER SHARE OF COMMON STOCK – BASIC	$(0.45)	$(1.14)

Average Shares Outstanding (Note 4)	175.3	175.3

NET LOSS PER SHARE OF COMMON STOCK – DILUTED	$(0.45)	$(1.14)

Average Shares Outstanding (Note 4)	175.3	175.3

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Restated
	March 31,	December 31,
(In millions)	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,296.6	$1,546.3
Restricted cash (Note 1)	87.4	23.9
Accounts and notes receivable, less allowance — $129.3 (as restated) ($128.9 (as restated) in 2003)	3,179.8	2,616.3
Inventories:
Raw materials	459.0	458.8
Work in process	128.6	112.0
Finished products	2,097.5	1,896.9

	2,685.1	2,467.7

Prepaid expenses and other current assets	282.2	305.4

Total Current Assets	7,531.1	6,959.6
Long Term Accounts and Notes Receivable	258.2	275.7
Investments in and Advances to Affiliates	36.0	184.2
Other Assets	76.7	71.5
Goodwill	651.8	658.2
Other Intangible Assets	149.7	150.4
Deferred Income Tax	70.5	70.5
Deferred Pension Costs	871.5	869.9
Deferred Charges	264.3	255.9
Properties and Plants, less accumulated depreciation — $7,318.0 (as restated) ($7,252.7 (as restated) in 2003)	5,254.6	5,205.2

Total Assets	$15,164.4	$14,701.1

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,737.9	$1,562.8
Compensation and benefits	1,108.1	987.6
Other current liabilities	557.9	585.2
United States and foreign taxes	291.8	270.7
Notes payable (Note 5)	298.0	146.7
Long term debt and capital leases due within one year (Note 5)	41.0	113.5

Total Current Liabilities	4,034.7	3,666.5
Long Term Debt and Capital Leases (Note 5)	5,062.4	4,825.8
Compensation and Benefits	4,539.9	4,541.7
Deferred and Other Noncurrent Income Taxes	367.4	380.6
Other Long Term Liabilities	474.8	464.7
Minority Equity in Subsidiaries	829.4	854.0

Total Liabilities	15,308.6	14,733.3

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity (Deficit):
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares – 175.3 (175.3 in 2003) After deducting 20.4 treasury shares (20.4 in 2003)	175.3	175.3
Capital Surplus	1,390.3	1,390.2
Retained Earnings	877.0	955.1
Accumulated Other Comprehensive Income (Loss)	(2,586.8)	(2,552.8)

Total Shareholders’ Equity (Deficit)	(144.2)	(32.2)

Total Liabilities and Shareholders’ Deficit	$15,164.4	$14,701.1

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Restated
				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Surplus	Earnings	Income (Loss)	Deficit
Balance at December 31, 2003	$175.3	$1,390.2	$955.1	$(2,552.8)	$(32.2)

Comprehensive income (loss) for 2004:

Net loss			(78.1)
Foreign currency translation				(38.9)
Minimum pension liability				(5.2)
Unrealized investment gain				7.1
Deferred derivative gain				3.0

Total comprehensive loss					(112.1)

Common stock issued from treasury:
Stock compensation plans		0.1			0.1

Balance at March 31, 2004	$175.3	$1,390.3	$877.0	$(2,586.8)	$(144.2)

	Restated
	March 31,	December 31,
(In millions)	2004	2003
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$(1,050.4)	$(1,011.5)
Minimum pension liability adjustment	(1,550.4)	(1,545.2)
Unrealized investment gain	10.7	3.6
Deferred derivative gain	3.3	0.3

Total	$(2,586.8)	$(2,552.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions)	2004	2003
Net Loss	$(78.1)	$(200.5)

Other Comprehensive Income (Loss):

Foreign currency translation	(38.9)	64.1
Minimum pension liability	(5.2)	2.6
Deferred derivative gain (loss)	(4.8)	17.8
Reclassification adjustment for amounts recognized in income	11.4	(13.9)
Tax on derivative reclassification adjustment	(3.6)	0.2
Unrealized investment gain (loss)	7.1	(1.3)

Comprehensive Loss	$(112.1)	$(131.0)

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Restated
	Three Months Ended
	March 31,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(78.1)	$(200.5)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	161.4	147.9
Rationalizations (Note 2)	0.9	21.1
Asset sales (Note 3)	(2.0)	(0.2)
Fire loss deductible expense (Note 3)	11.6	—
Net cash flows from sale of accounts receivable	3.1	(71.6)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(508.0)	(223.8)
Inventories	(75.0)	(137.1)
Accounts payable – trade	26.2	75.6
Prepaid expenses and other current assets	28.7	61.7
Short term compensation and benefits	95.2	10.1
Other current liabilities	(37.9)	(22.7)
Other assets and liabilities	102.2	112.7

Total adjustments	(193.6)	(26.3)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(271.7)	(226.8)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(70.5)	(97.0)
Short term securities redeemed	—	25.2
Asset dispositions	7.4	0.5
Other transactions	—	7.9

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(63.1)	(63.4)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	91.9	696.1
Short term debt paid	—	(279.0)
Long term debt incurred	1,301.1	10.3
Long term debt paid	(1,179.7)	(332.0)
Common stock issued	0.1	—
Dividends paid to Sumitomo	(13.0)	—
Debt issuance costs	(34.6)	(12.7)
Increase in restricted cash	(63.5)	(35.0)
Other transactions	—	3.6

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	102.3	51.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.2)	8.3

Net Change in Cash and Cash Equivalents	(249.7)	(230.6)

Cash and Cash Equivalents at Beginning of the Period	1,546.3	919.8

Cash and Cash Equivalents at End of the Period	$1,296.6	$689.2

The accompanying notes are an integral part of this financial statement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, restated consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These restated interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). Refer to Note 1A, Restatement, for further discussion.

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

The Company applied the provisions of FIN 46, effective July 1, 2003, to those VIEs representing lease-financing arrangements with SPEs. The Company has evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a noncash transaction on the Consolidated Statement of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $371 million (as restated) and total liabilities of approximately $373 million (as restated). 2004 first quarter net sales of approximately $254 million for SPT and T&WA were included in Goodyear’s total consolidated net sales. Loss before income taxes of approximately $3 million (as restated) were recorded for SPT and T&WA during the first quarter of 2004. In connection with the consolidation of SPT and T&WA during the first quarter of 2004, Goodyear recorded approximately $5 million of goodwill. This increase in goodwill was partially offset by approximately $2 million of translation adjustments.

     Goodyear and certain of its subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $80.7 million. The guarantees

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of March 31, 2004, the carrying amount of the secured assets of these certain subsidiaries was $232.7 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear guarantees an industrial revenue bond obligation of T&WA in the amount of $7.2 million (as restated). The guarantee is unsecured.

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

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

		Restated
		Three Months Ended March 31,
(In millions, except per share amounts)		2004	2003
Net loss as reported		$(78.1)	$(200.5)
Add:	Stock-based compensation expense (income)
	included in net loss (net of tax)	0.3	(0.3)
Deduct:	Stock-based compensation expense calculated
	using the fair value method (net of tax)	(3.8)	(6.4)

Net loss as adjusted		$(81.6)	$(207.2)

Net loss per share:
Basic	– as reported	$(0.45)	$(1.14)
	– as adjusted	(0.47)	(1.18)
Diluted	– as reported	$(0.45)	$(1.14)
	– as adjusted	(0.47)	(1.18)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

NOTE 1A. RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements for 2004 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on June 18, 2004. The restatement also affects the three month period ended March 31, 2003. All amounts are before tax unless otherwise noted.

     Refer to Note 2, “Restatement” and “Supplementary Data” in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in the 2003 and 2002 annual periods and quarterly periods of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2004 and 2003. This footnote discusses the restatement adjustments included in the 2004 Form 10-K as they relate to the first quarters of 2004 and 2003.

Restatements Included in 2003 Form 10-K

The Company had restated by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statement of operations, cash flows and shareholders’ equity (deficit) for the years ended December 31, 2002 and 2001. The restatement also affected balance sheet periods prior to 2002 and income statement periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information had been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Qs for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. These adjustments increased the previously reported net loss by $33.2 million for the three month period ended March 31, 2003.

     The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the Company identified various adjustments that were recorded in the second quarter of 2003 and subsequently identified additional adjustments that needed to be recorded. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued financial statements on the Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company in October 2003 that the failure to identify certain issues that had affected several years financial statements related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliations.

     In December 2003, the Company discovered accounting irregularities in its European Union Tire business segment. The Audit Committee initiated a special investigation of these irregularities, and this investigation was subsequently expanded to other overseas locations. The investigations identified accounting irregularities primarily related to earnings management whereby accrual accounts were improperly adjusted between periods or expenses was improperly deferred. In the first and second quarters of 2004, the Company identified other adjustments. Some of these adjustments resulted from accounting irregularities including the understatement of workers’ compensation liability and the valuation of real estate received in payment of trade accounts receivable in Chile. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement of our financial statements for 2003 and prior years was necessary.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Accounting Irregularities. This category includes adjustments reducing income by a total of $1.6 million in the three months ended March 31, 2003. These adjustments resulted from the overseas special accounting investigation and the understatement of the Company’s liability for workers’ compensation payments.

     Adjustments reducing income by a total of $1.2 million in the three months ended March 31, 2003 were included in the restatement as a result of the special accounting investigation overseas. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. An adjustment was made to defer income of $0.1 million beyond the first quarter of 2003 that was improperly recognized in the first quarter of 2003.

     The workers’ compensation adjustments to reduce income totaled $0.4 million in the three months ended March 31, 2003. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     A summary of the accounting irregularities adjustments that affected the three months ended March 31, 2003 follows:

(In millions)
(Income) Expense
Accruals and deferred expenses – Europe and Asia	$1.3
Deferred income – Europe	(0.1)
Workers’ compensation	0.4

$1.6

Account Reconciliations. This category includes adjustments reducing income totaling $27.7 million in the three months ended March 31, 2003, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

     The following categories represent a majority of the account reconciliation adjustments included in the restatement.

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. $1.3 million of expense is included in the three months ended March 31, 2003 for Interplant adjustments. The most significant items in this category are 1) fixed assets and inventory which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate fixed assets.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, $19.0 million is included in the three months ended March 31, 2003 for EPD adjustments. Several factors relating to the Company’s ERP

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. $0.6 million is included in the three months ended March 31, 2003 for these adjustments.

D.	General and Product Liability. The expense for general and product claims increased $2.0 million for the three months ended March 31, 2003 related to the timing of the recognition of certain liabilities for Entran II claims.

     In addition, net adjustments totaling $22.8 million were recorded in OCI through March 31, 2003. An adjustment was made to record an $18.0 million increase to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was also made to record a $3.0 million increase to currency translation, with an offsetting credit to long-term assets. This adjustment affected the period from January 1, 2003 to March 31, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Income of $0.7 million is included in the three months ended March 31, 2003 for out-of-period adjustments.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Income was decreased by $4.3 million in the three months ended March 31, 2003. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. These adjustments similarly impacted OCI at March 31, 2003.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses in inventory. Income of $2.4 million is included in the three months ended March 31, 2003 for Chemical Products segment adjustments.

Tax Adjustments. Adjustments related to the correction of errors in the computation of deferred tax assets and liabilities were $2.7 million in the three months ended March 31, 2003.

Restatements Included in 2004 Form 10-K

     On November 5, 2004, the Company announced that it would file an amended 2003 Form 10-K to include summarized financial information related to certain investments in affiliates. The Company also announced a restatement of its previously reported financial statements. On December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning an Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of this matter could have an impact on its previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment for a 10-year supply agreement between the Company

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. On February 25, 2005, the Company announced that it would restate its 2004 third quarter Form 10-Q for additional adjustments identified subsequent to its filing on November 9, 2004. The 2004 Form 10-K filed on March 16, 2005 reflected the resolution of the SPT accounting matters and included a restatement of the Company’s previously reported financial information on Form 10-Q for the quarterly periods ending March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased the previously reported net loss by $1.2 million for the three month period ended March 31, 2004 and $4.0 million for the three month period ended March 31, 2003.

The adjustments included in the restatements are described as follows:

SPT. These adjustments increased income by $0.6 million and decreased income by $0.4 million in the three months ended March 31, 2004 and 2003, respectively, and resulted primarily from the recognition of a contractual obligation related to a supply agreement that was entered into in 2000 with the Company’s 50% owned affiliate in Australia, SPT, an impairment of certain property, plant and equipment, the timing of the recognition of certain rationalization charges and other adjustments identified in conjunction with a restatement of SPT’s historical U.S. GAAP financial results.

General and Product Liability. The Company identified adjustments related to general and product liability – discontinued products which decreased income by $1.5 million in the first quarter of 2004. These adjustments were the result of the valuation firm’s review of additional historical defense cost data.

Account Reconciliations. The Company identified adjustments related to account reconciliation items in 2004 which increased income by $0.8 million and decreased income by $2.9 million in the three months ended March 31, 2004 and 2003, respectively. These adjustments were primarily comprised of expenses related to the write-off of goodwill associated with certain retail stores previously sold in France, a clerical error in recording adjustments to our workers’ compensation reserve as part of our restatement as of December 31, 2003, and the reconciliation of an intra-company account. Also included in the adjustments were an offsetting charge and credit of $2.7 million identified in 2004 that related to a leased tire asset account. Since it was not possible to allocate these offsetting $2.7 million adjustments to the applicable periods, the Company recorded both adjustments in the first quarter of 2004. The Company also reassessed its estimate of the discount rate used in determining net periodic pension cost and benefit obligations for two minor pension plans, and recorded an expense related to these two plans.

     Other restatement adjustments included expenses resulting from the incorrect calculation of depreciation on certain fixed assets, account reconciliations at a subsidiary in Europe, and the failure to record expenses related to bank credit facilities. Adjustments were also identified that increased income for an overstatement of accounts payable. Other less significant adjustments were also reflected in the restatement.

     Additionally, the Company identified an error related to intercompany transactions arising from a programming and systems interface change with a computer program. This error caused sales and cost of goods sold in North American Tire to be understated by equal amounts. The restatement reflects an increase in sales and costs of goods sold during the first quarter of 2004 of $10.4 million each. There was no effect on income before taxes or net income.

     The Company also identified a misclassification of deferred income tax assets and liabilities on its Consolidated Balance Sheet at December 31, 2003. The Company had recorded certain deferred tax assets and liabilities on a gross basis rather than netting short term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. The misclassification overstated total assets and total liabilities by $356.7 million beginning at December 31, 2003. This had no impact on shareholders’ equity (deficit), net income, or cash flows.

     The Company also identified adjustments to OCI totaling $3.8 million through March 31, 2004, primarily related to the revaluation of various foreign currency-denominated goodwill accounts and certain other accounts. This revaluation error resulted in goodwill and minority equity being understated and shareholders’ equity (deficit) being overstated by approximately $32 million, $24 million and $8 million, respectively, at March 31, 2004 and $40

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

million, $31 million and $9 million, respectively, at December 31, 2003. The U.S. dollar value of these accounts increased since the time the goodwill was initially recorded, due primarily to the recent strengthening of the Euro.

Tax Adjustments. The Company identified an additional adjustment to its net deferred tax valuation allowance that reduced net income by $0.6 million in each of the three months ended March 31, 2004 and 2003. The remaining tax adjustments relate to the correction of errors in the computation of deferred tax assets and liabilities.

     The following table sets forth the effects of the restatement adjustments for both “Restatement Included in 2003 Form 10-K” and “Restatements Included in 2004 Form 10-K”, as discussed above, on the Consolidated Statement of Operations for the three months ended March 31, 2004 and 2003.

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in income (loss)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2004	2003
Net loss as originally reported (A)		$(163.3)
Adjustments (pretax):
Accounting Irregularities		(1.6)
Account Reconciliations		(27.7)
Out-of-Period		0.7
Discount Rate Adjustments		(4.3)
Chemical Products Segment		2.4

Total adjustments (pretax)		(30.5)
Tax effect of restatement adjustments		(2.7)
Tax adjustments		—

Total taxes		(2.7)

Net adjustments		(33.2)

Net loss as previously reported (B)	$(76.9)	$(196.5)
SPT	0.6	(0.4)
General and Product Liability	(1.5)	—
Account Reconciliations	0.8	(2.9)

Total adjustments (pretax)	(0.1)	(3.3)
Tax effect of restatement adjustments	(0.5)	(0.1)
Tax adjustments	(0.6)	(0.6)

Total taxes	(1.1)	(0.7)

Net adjustments	(1.2)	(4.0)

Net loss as restated	$(78.1)	$(200.5)

Per Share of Common Stock:
Net loss — Basic as originally reported (A)		$(0.93)
Effect of net adjustments		(0.19)

Net loss — Basic as previously reported (B)	$(0.44)	$(1.12)
Effect of net adjustments	(0.01)	(0.02)

Net loss — Basic as restated	$(0.45)	$(1.14)

Net loss — Diluted as originally reported(A)		$(0.93)
Effect of net adjustments		(0.19)

Net loss — Diluted as previously reported (B)	$(0.44)	$(1.12)
Effect of net adjustments	(0.01)	(0.02)

Net loss — Diluted as restated	$(0.45)	$(1.14)

(A)	As reported in 2003 Form 10-Q filed on April 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on June 18, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months ended March 31, 2004.

	Three Months Ended
	March 31, 2004
	As
	Originally	As
(In millions, except per share amounts)	Reported (A)	Restated
Net Sales	$4,290.9	$4,301.9
Cost of Goods Sold	3,465.7	3,476.8

Selling, Administrative and General Expense	684.9	681.8
Rationalizations	23.8	23.8
Interest Expense	84.2	84.1
Other (Income) and Expense	43.1	46.4
Foreign Currency Exchange	5.9	6.0

Equity in Earnings of Affiliates	(1.8)	(1.8)
Minority Interest	6.3	6.1

Loss before Income Taxes	(21.2)	(21.3)

U.S. and Foreign Taxes on Income (Loss)	55.7	56.8

Net Loss	$(76.9)	$(78.1)

Net Loss per share — Basic	$(0.44)	$(0.45)
Average Shares Outstanding	175.3	175.3

Net Loss per share — Diluted	$(0.44)	$(0.45)
Average Shares Outstanding	175.3	175.3

(A)	As reported in 2004 Form 10-Q filed on June 18, 2004.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the three months ended March 31, 2003.

	Three Months Ended March 31, 2003
	As	As
	Originally	Previously	As
(In millions, except per share amounts)	Reported (A)	Reported (B)	Restated
Net Sales	$3,545.5	$3,545.8	$3,546.5
Cost of Goods Sold	2,924.4	2,962.8	2,963.1

Selling, Administrative and General Expense	590.1	571.3	573.9
Rationalizations	68.2	60.7	60.7
Interest Expense	57.8	58.4	58.4
Other (Income) and Expense	26.7	43.6	44.5
Foreign Currency Exchange	(0.6)	0.9	1.8

Equity in Earnings of Affiliates	2.5	3.4	3.5
Minority Interest	11.4	10.2	9.4

Loss before Income Taxes	(135.0)	(165.5)	(168.8)

U.S. and Foreign Taxes on Income (Loss)	28.3	31.0	31.7

Net Loss	$(163.3)	$(196.5)	$(200.5)

Net Loss per share — Basic	$(0.93)	$(1.12)	$(1.14)
Average Shares Outstanding	175.3	175.3	175.3

Net Loss per share — Diluted	$(0.93)	$(1.12)	$(1.14)
Average Shares Outstanding	175.3	175.3	175.3

(A)	As reported in 2003 Form 10-Q filed on April 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on June 18, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at March 31, 2004.

	March 31, 2004
	As Originally	As
(In millions)	Reported (A)	Restated
Assets
Current Assets:
Cash and cash equivalents	$1,291.3	$1,296.6
Restricted cash	87.4	87.4
Accounts and notes receivable, less allowance — $128.6 as originally reported ($129.3 as restated)	3,131.2	3,179.8
Inventories:
Raw materials	486.9	459.0
Work in process	128.4	128.6
Finished goods	2,065.9	2,097.5

	2,681.2	2,685.1
Prepaid expenses and other current assets	312.0	282.2

Total Current Assets	7,503.1	7,531.1
Long Term Accounts and Notes Receivable	240.5	258.2
Investments in and Advances to Affiliates	34.6	36.0
Other Assets	80.1	76.7
Goodwill	625.2	651.8
Other Intangible Assets	147.0	149.7
Deferred Income Tax	397.5	70.5
Prepaid and Deferred Pension Costs	869.9	871.5
Deferred Charges	256.3	264.3
Properties and Plants, less accumulated depreciation - $7,310.0 as originally reported ($7,318.0 as restated)	5,267.1	5,254.6

Total Assets	$15,421.3	$15,164.4

Liabilities
Current Liabilities:
Accounts payable-trade	$1,748.0	$1,737.9
Compensation and benefits	1,103.6	1,108.1
Other current liabilities	541.2	557.9
United States and foreign taxes	326.2	291.8
Notes payable	237.6	298.0
Long term debt and capital leases due within one year	41.0	41.0

Total Current Liabilities	3,997.6	4,034.7
Long Term Debt and Capital Leases	5,062.8	5,062.4
Compensation and Benefits	4,539.5	4,539.9
Deferred and Other Noncurrent Income Taxes	676.3	367.4
Other Long Term Liabilities	464.7	474.8
Minority Equity in Subsidiaries	801.9	829.4

Total Liabilities	15,542.8	15,308.6
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares Outstanding shares, 175.3 after deducting 20.4 treasury shares	175.3	175.3
Capital Surplus	1,390.3	1,390.3
Retained Earnings	903.5	877.0
Accumulated Other Comprehensive Income(Loss)	(2,590.6)	(2,586.8)

Total Shareholders’ Equity (Deficit)	(121.5)	(144.2)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,421.3	$15,164.4

(A)	As reported in 2004 Form 10-Q filed on June 18, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

	Restated
	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Accrual balance at December 31, 2003	$109.6	$33.4	$143.0
2004 charges	20.9	3.1	24.0
Incurred	(44.9)	(3.6)	(48.5)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.1)	(0.1)	(0.2)

Accrual balance at March 31, 2004	$85.5	$34.3	$119.8

During 2004, net charges of $23.8 million ($19.9 million after tax or $0.11 per share) were recorded, which included reversals of $0.2 million ($0.2 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $24.0 million ($20.1 million after tax or $0.11 per share). Included in the $24.0 million of new charges are $3.0 million of expenses, consisting of $1.1 million of associate-related costs and $1.9 million of other than associate-related costs, incurred in 2004 related to plans initiated during 2003. $0.5 million of the $3.0 million charge related to the non-cash write-off of raw materials inventory in connection with the closure of a facility in the Latin American Tire segment. The 2004 rationalization actions consist of administrative consolidations and a manufacturing consolidation in the European Union Tire segment. Of the $21.0 million of new charges for plans initiated in 2004, $20.6 million related to future cash outflows, primarily associate severance costs, and $0.4 million related to non-cash pension curtailments. Approximately 380 associates will be released under the programs initiated in 2004, of which approximately 60 were exited during the first quarter.

     In the first quarter of 2004, $44.9 million and $3.6 million (as restated) was incurred primarily for severance payments and noncancellable lease costs, respectively. The majority of the remaining accrual balance for all programs of $119.8 million (as restated) is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin American Tire and Engineered Products segments. During the first quarter of 2004, $4.2 million was recorded as Cost of Goods Sold and $0.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

     The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

	Total Charges
	Expected	Charges
(In millions)	to be Recorded	Recorded in 2004
European Union Tire	$20.0	$19.8
Corporate	1.2	1.2

	$21.2	$21.0

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

     The following table summarizes, by segment, the total charges expected to be recorded, the total charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to the new plans initiated in 2003:

	Total Charges
	Expected	Charges	Charges	Amount
(In millions)	to be Recorded	Recorded in 2004	Recorded to Date	Reversed to Date
North American Tire	$220.0	$1.6	$202.3	$8.8
European Union Tire	63.0	0.8	60.1	1.0
Latin American Tire	12.0	0.5	10.9	0.4
Engineered Products	32.0	0.1	29.5	0.2
Corporate	8.0	—	7.4	0.2

	$335.0	$3.0	$310.2	$10.6

The additional restructuring costs not yet recorded are expected to be incurred and recorded during the remainder of 2004 and subsequent periods.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Asset sales	$(2.8)	$(0.3)
Interest income	(7.2)	(5.2)
Financing fees and financial instruments	33.3	28.0
General & product liability – discontinued products	9.2	19.1
Miscellaneous	13.9	2.9

	$46.4	$44.5

Other (Income) and Expense in 2004 included a gain of $4.7 million (as restated) ($3.6 million (as restated) after tax or $0.02 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products Segments and a loss of $1.9 million (as restated) ($1.6 million (as restated) after tax or $0.01 per share (as restated)) on the sale of corporate assets and assets in the European Union Tire Segment. Other (Income) and Expense in 2003 included a gain of $1.4 million ($1.0 million after tax or $0.01 per share, and a loss of $1.1 million (as restated) ($0.8 (as restated) after tax or $0.00 per share (as restated)) on the sale of assets in the European Union Tire Segment.

     Financing fees and financial instruments in the first quarter of 2004 included $12.9 million (as restated) of deferred costs written off in connection with the Company’s refinancing activities during the period. Refer to Note 5, Financing Arrangements, for further information on the Company’s first quarter 2004 refinancing activities. Financing fees and financial instruments in 2003 included $14.4 million of costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities in 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $9.2 million (as restated) of expense recorded in the first quarter of 2004, $6.7 million relates to Entran II claims and $2.5 million (as restated) relates to asbestos claims, net of probable insurance recoveries. For the first quarter of 2003, $2.9 million related to Entran II claims and $16.2 million related to asbestos claims, net of probable insurance recoveries. Refer to Note 7, Commitments and Contingent Liabilities, for further information about general and product liabilities.

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

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $6.67 billion (as restated) available at March 31, 2004, of which $775.4 million (as restated) were unused.

Short Term Debt and Financing Arrangements

At March 31, 2004, Goodyear had short term committed and uncommitted credit arrangements totaling $509.4 million (as restated), of which $139.7 million (as restated) related to the consolidation of VIEs. Of the total amount, $211.4 million (as restated) was unused. These arrangements are available to the Company or certain of its international subsidiaries through various domestic and international banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $339.0 million (as restated) at March 31, 2004 ($260.2 million (as restated) at December 31, 2003), of which $131.8 million (as restated) related to the consolidation of VIEs. Current maturities of long term debt represented $41.0 million of this total, with a weighted average interest rate of 5.34% at March 31, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $298.0 million (as restated), of which $130.4 million (as restated)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

related to VIEs consolidated in the period, was short term debt of international subsidiaries, with a weighted average interest rate of 5.53% (as restated) at March 31, 2004 ($146.7 million (as restated) and 4.81% at December 31, 2003, respectively).

Long Term Debt and Financing Arrangements

At March 31, 2004, Goodyear had long term credit arrangements totaling $6.16 billion, of which $563.9 million were unused.

     The following table presents long term debt at March 31, 2004 and December 31, 2003:

	Restated
(In millions)	2004	2003
5.375% Swiss franc bonds due 2006	$124.0	$128.0
6.375% Euro notes due 2005	486.9	504.6

Notes:
6 5/8% due 2006	231.6	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.4	—
7% due 2028	149.1	149.1

Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$650 million senior secured European facilities due 2005	400.0	400.0
$800 million senior secured asset-backed term loan due 2006	800.0	800.0
$650 million senior secured asset-backed term loan due 2006	650.0	—

Revolving credit facilities due 2005 and 2006	320.0	839.0

Other domestic and international debt	190.9	173.3

	5,049.7	4,891.6
Capital lease obligations	53.7	47.7

	5,103.4	4,939.3
Less portion due within one year	41.0	113.5

	$5,062.4	$4,825.8

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

     Pension cost follows:

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Service cost – benefits earned during the period	$22.8	$30.7
Interest cost on projected benefit obligation	105.5	100.4
Expected return on plan assets	(84.9)	(77.2)
Amortization of unrecognized: - prior service cost	19.1	18.9
- net (gains) losses	31.7	31.7
- transition amount	0.3	0.2

Net periodic pension cost	94.5	104.7
Curtailments / settlements	0.8	3.7

Total pension cost	$95.3	$108.4

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expects to contribute approximately $210 million to its major U.S. and international pension plans in 2004. For all funded pension plans, the Company now expects to contribute approximately $220 million in 2004. For the three months ended March 31, 2004, the Company contributed $15.6 million to these plans.

     Postretirement benefit cost follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Service cost – benefits earned during the period	$6.3	$6.7
Interest cost on projected benefit obligation	49.0	43.9
Amortization of unrecognized: - prior service cost	11.9	4.5
- net (gains) losses	9.1	9.9

Net periodic postretirement cost	76.3	65.0
Curtailments / settlements	—	2.4

Total postretirement benefit cost	$76.3	$67.4

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

Warranty

At March 31, 2004, Goodyear had recorded liabilities, included in other current liabilities, totaling $15.5 million (as restated) ($12.5 million (as restated) at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first three months of 2004 and 2003:

	Restated
(In millions)	2004	2003
Balance at January 1	$12.5	$11.2
Settlements made during the period	(5.0)	(3.7)
Additional accrual for warranties issued during the period	5.6	3.6
Translation adjustments	—	—

Impact of FIN 46	2.4	—

Balance at March 31	$15.5	$11.1

Environmental Matters

Goodyear had recorded liabilities totaling $33.9 million (as restated) and $32.6 million (as restated) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $7.8 million (as restated) and $7.5 million (as restated) were included in Other current liabilities at March 31, 2004 and December 31, 2003, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $202.1 million and $195.7 million (as restated) for anticipated costs related to workers’ compensation at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $117.8 million and $112.6 million (as restated) were included in Current Liabilities as part of Compensation and benefits at March 31, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $496.5 million (as restated) and $495.3 million (as restated) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear, at March 31, 2004 and December 31, 2003, respectively. Of these amounts, $144.8 million (as restated) and $147.4 million (as restated) were included in Other current liabilities at March 31, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $134.4 million (as restated) at March 31, 2004 and $210.2 million (as restated) at December 31, 2003. Of these amounts, $17.2 million (as restated) and $91.5 million (as restated) were included in Current Assets as part of Accounts and notes receivable at March 31, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 24,300 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $215 million (as restated) through March 31, 2004 and approximately $212 million (as restated) through December 31, 2003.

     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Three Months Ended	Year Ended December 31,
(Dollars in millions)	March 31, 2004	2003	2002
Pending claims, beginning of period	118,000	99,700	64,200
New claims filed	4,600	26,700	38,900
Claims settled/dismissed	(1,100)	(8,400)	(3,400)

Pending claims, end of period	121,500	118,000	99,700

Payments (1)	$4.2	$29.6	$18.8

(1)	Represents amount spent by Goodyear and its insurers on asbestos litigation defense and claim resolution.

In connection with the preparation of its 2003 consolidated financial statements, the Company engaged an independent asbestos valuation firm to review the Company’s existing reserves for pending claims, determine whether or not the Company could make a reasonable estimate of the liability associated with unasserted asbestos claims, and review the Company’s method of determining its receivables from probable insurance recoveries. Prior to the fourth quarter of 2003, the Company’s estimate for asbestos liability was based upon a review of the various characteristics of the pending claims by an experienced asbestos counsel.

     The Company, based on the advice of the valuation firm, has recorded liabilities for both asserted and unasserted claims at March 31, 2004 totaling $133.9 million (as restated), inclusive of defense costs, compared to $134.7 million (as restated) at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at March 31, 2004 is $53.1 million (as restated) compared to $54.4 million (as restated) at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation firm during the preparation of the 2003 consolidated financial statements. At March 31, 2004, the Company’s liability with respect to asserted claims and related defense costs was $80.8 million (as restated) compared to $80.3 million (as restated) at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and March 31, 2004.

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

     The valuation firm also reviewed our method for valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of March 31, 2004, (i) we had recorded a receivable related to asbestos claims of $120.5 million (as restated), compared to $121.3 million, at December 31, 2003, and (ii) we expect that approximately 90% of asbestos claim related losses will be recoverable up to its accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $12.5 million (as restated) and $11.8 million (as restated) was included in Current Assets as part of Accounts and notes receivable at March 31, 2004 and December 31, 2003, respectively.

     The Company believes that at March 31, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $120.5 million (as restated) insurance receivable recorded at March 31, 2004. The Company also had approximately $27 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at March 31, 2004.

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

     Refer to Part II, Item 1, Legal Proceedings in the Form 10-Q filed on June 18, 2004, for further information about Heatway matters.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. BUSINESS SEGMENTS

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Sales:
North American Tire	$1,773.9	$1,592.2
European Union Tire	1,110.7	928.6
Eastern Europe, Africa and Middle East Tire	283.0	227.4
Latin American Tire	302.6	231.7
Asia Tire	322.6	140.7

Total Tires	3,792.8	3,120.6
Engineered Products	344.7	291.9
Chemical Products	358.0	299.5

Total Segment Sales	4,495.5	3,712.0
Inter-SBU Sales	(193.6)	(177.7)
Other	—	12.2

Net Sales	$4,301.9	$3,546.5

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Segment Operating Income (Loss):
North American Tire	$(30.0)	$(66.7)
European Union Tire	69.8	22.6
Eastern Europe, Africa and Middle East Tire	42.6	20.9
Latin American Tire	61.7	26.8
Asia Tire	8.4	13.2

Total Tires	152.5	16.8
Engineered Products	22.0	(8.7)
Chemical Products	42.1	31.4

Total Segment Operating Income	216.6	39.5
Rationalizations and asset sales	(21.0)	(60.4)
Accelerated depreciation charges and asset write-offs	(4.3)	(7.5)
Interest expense	(84.1)	(58.4)
Foreign currency exchange	(6.0)	(1.8)
Minority interest in net income of subsidiaries	(6.1)	(9.4)
Inter-SBU income	(32.8)	(17.8)
Financing fees and financial instruments	(33.3)	(28.0)
Equity in earnings (losses) of corporate affiliates	(0.1)	(4.5)
General and product liability – discontinued products	(9.2)	(19.1)
Expenses for insurance fire loss deductibles	(11.7)	—
Professional fees associated with the restatement	(15.3)	—
Other	(14.0)	(1.4)

Loss before Income Taxes	$(21.3)	$(168.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Operations were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Rationalizations:
North American Tire	$1.6	$48.5
European Union Tire	20.6	9.0
Latin American Tire	0.5	0.9
Engineered Products	(0.1)	0.6
Corporate	1.2	1.7

Total Rationalizations	$23.8	$60.7

Other (Income) and Expense:
North American Tire	$(0.6)	$—
European Union Tire	(1.1)	(0.3)
Engineered Products	(1.3)	—
Corporate	49.4	44.8

Total Other (Income) and Expense	$46.4	$44.5

NOTE 9. FUTURE LIQUIDITY REQUIREMENTS

As of March 31, 2004, the Company had $1.30 billion (as restated) in cash and cash equivalents, of which $471.7 million was held in the United States and $266.9 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of March 31, 2004, approximately $211.4 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At March 31, 2004, the Company also had $775.4 million (as restated) of unused availability under its various credit agreements.

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s consolidated financial information previously reported in Goodyear’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004 filed on June 18, 2004 (the “Form 10-Q”). The restatement also affects the three month period ended March 31, 2003. The restatement adjustments increased the net loss by $1.2 million for the quarter ended March 31, 2004 and increased the net loss by $4.0 for the three month period ended March 31, 2003.

     Refer to Note 1A, “Restatement,” to the consolidated financial statements for further information.

(All per share amounts are diluted)

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognized brand names in the world. We have a broad global footprint with 95 manufacturing facilities in 28 countries. Our business is managed through seven operating segments: North American Tire; European Union Tire; Eastern Europe, Africa and Middle East Tire (“EEAME”); Latin American Tire; Asia Tire; Engineered Products; and Chemical Products.

     We had a net loss of $78.1 million (as restated) in the first quarter of 2004 compared to a net loss of $200.5 million (as restated) for the same period in 2003. Our results are significantly dependent on the performance of our North American Tire segment. For the first quarter of 2004, North American Tire has a segment operating loss of $30.0 million (as restated) compared to a segment operating loss of $66.7 million (as restated) for the first quarter of 2003. The reduction in the loss was due primarily to improved product and price mix as we experienced an increase in the sales of Goodyear-brand tires and a decline in our private label business. In our second largest segment, European Union Tire, we had segment operating income of $69.8 million (as restated) and $22.6 million (as restated) in the first quarter of 2004 and 2003, respectively. The improvement in the European Union segment is also due to an improved product and price mix. The segment operating income in four out of five of our other segments also increased compared to the prior year period, including $34.9 million, or 130.2%, and $21.7 million, or 103.8%, year over year improvements in our Latin American Tire and EEAME segments, respectively. Although segment operating income in our Engineered Products segment increased $30.7 million (as restated), or 352.9%, year over year, $19.0 million of this increase was due to adjustments reducing segment operating income in the first quarter of 2003 in connection with the restatement of our consolidated financial statements.

     The rise in raw material costs, particularly natural rubber, continues to negatively impact our results. This and other increases in raw material costs increased our Cost of Goods Sold by approximately $30 million in the first quarter. We expect that raw material costs will increase between 5% and 7% in 2004. Increased interest expense also negatively impacted our results in the first quarter of 2004. Interest expense increased from $58.4 million in the first quarter of 2003 to $84.1 million (as restated) in the first quarter of 2004 primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

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

     We remain subject to a Securities and Exchange Commission (“SEC”) investigation into the facts and circumstances surrounding the restatement of our financial statements. We are cooperating fully with the SEC and have provided requested information as expeditiously as possible. Because the SEC investigation is currently ongoing, the outcome cannot be predicted at this time. In May 2004, following the conclusion of certain internal investigations conducted by the Company’s Audit Committee, our external auditors advised us that the circumstances it previously identified to the Company as collectively resulting in a material weakness in October 2003 had each individually become a material weakness. Our external auditors further identified an additional material weakness resulting from intentional overrides of internal controls by those in authority, particularly related to the European Union Tire segment and workers’ compensation liability in the United States, which the companies internal investigation had identified and brought to the auditor's attention. We are currently implementing a remediation plan to address these matters.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the first quarter of 2004 were $4.30 billion (as restated), increasing 21.3% from $3.55 billion in the 2003 first quarter. A net loss of $78.1 million (as restated) or $0.45 per share (as restated) was recorded in the 2004 first quarter compared to a net loss of $200.5 million (as restated) or $1.14 per share (as restated) in the 2003 period. The 2004 first quarter included an after-tax rationalization charge of $19.9 million or $0.11 per share compared to an after-tax rationalization charge of $57.7 million or $0.33 per share in 2003.

     Revenues in the first quarter of 2004 increased from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $254 million. Revenues were also favorably impacted by the positive impact of currency translation of approximately $200 million, mainly in Europe, and higher unit volume of approximately $158 million (as restated) driven by strong performances in Engineered Products, North American

Tire and European Union Tire. Pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire, of approximately $149 million (as restated) also had a favorable impact on first quarter 2004 revenues.

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

     Cost of goods sold (CGS) increased 17.3% in dollars and decreased to 80.8% of net sales, in the first quarter of 2004, compared to 83.5% in the 2003 period. CGS in the first quarter of 2004 increased by approximately $208 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was also negatively impacted by currency translation of approximately $151 million, primarily in Europe, and by approximately $119 million (as restated) in higher volume, largely in Engineered Products, North American Tire and European Union Tire. Changes in product mix of approximately $69 million (as restated) in part related to North American Tire, and higher raw material costs of approximately $23 million (as restated) also had a negative impact on CGS in 2004. Higher levels of plant utilization of approximately $28 million (as restated), largely in European Union Tire, and savings from rationalization programs of approximately $22 million favorably impacted 2004 CGS. CGS in 2003 was adversely impacted by account reconciliation adjustments of $19.0 million related to the Engineered Products Segment.

     Selling, administrative and general expense (SAG) in the first quarter of 2004 increased 18.8% in dollars compared to the 2003 period and was 15.8% of net sales in 2004 compared to 16.2% in the 2003 period. SAG in the first quarter of 2004 increased by approximately $49 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was unfavorably impacted by currency translation of approximately $36 million, largely in Europe, increased corporate consulting fees of approximately $21 million, of which approximately $15 million related to professional fees associated with the restatement, and increased advertising expense of approximately $11 million, in part due to the launch of the Assurance tire in North American Tire. Higher wages and benefit costs of approximately $10 million (as restated) also adversely impacted 2004 SAG. Savings from rationalization actions of approximately $8 million and lower information technology costs of approximately $4 million also favorably impacted 2004 SAG.

     Interest expense increased from $58.4 million in the first quarter of 2003 to $84.1 million (as restated) in the first quarter of 2004 primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

     Other (income) and expense was $46.4 million (as restated) net expense in the 2004 first quarter compared to $44.5 million (as restated) net expense in the 2003 period. Other (income) and expense included fees related to financing and financial instruments of $33.3 million (as restated) and $28.0 million in the first quarters of 2004 and 2003, respectively. Financing fees and financial instruments in the first quarter of 2004 included $12.9 million (as restated) of deferred costs written-off in connection with the Company’s refinancing activities during the period, compared to $14.4 million in the first quarter of 2003 for costs incurred in connection with the restructuring and refinancing of the Company’s bank credit and receivables securitization facilities in 2003. Other (income) and expense in 2004 also included a gain of $4.7 million (as restated) ($3.6 million (as restated) after tax or $0.02 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products Segments and a loss of $1.9 million (as restated) ($1.6 million (as restated) after tax or $0.01 per share (as restated)) on the sale of corporate assets and assets in the European Union Tire Segment. Other (income) and expense in 2003 included a gain of $1.4 million (as restated) ($1.0 million (as restated) after tax or $0.01 per share (as restated)), and a loss of $1.1 million (as restated) ($0.8 million (as restated) after tax or $0.00 per share), on the sale of assets in the European Union Tire Segment. General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims totaling $9.2 million (as restated) in the first quarter of 2004 and $19.1 million in the first quarter of 2003.

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

     Foreign currency exchange loss was $6.0 million (as restated) in the 2004 first quarter compared to a loss of $1.8 million (as restated) in the 2003 quarter. Foreign currency exchange in the 2004 first quarter was adversely impacted compared to the first quarter of 2003 by approximately $4 million due primarily to currency movements on U.S. dollar denominated monetary items in England and Germany.

     For the first three months of 2004, Goodyear recorded tax expense of $56.8 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $15.2 million (as restated). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the quarter is a net favorable tax adjustment of $1.9 million related to the settlement of prior years’ tax liabilities and the establishment of a valuation allowance against a subsidiary’s deferred tax assets. For the first quarter of 2003, Goodyear recorded tax expense of $31.7 million (as restated) on a loss before income taxes and minority interest in net income of subsidiaries of $159.4 million (as restated).

Rationalization Activity

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     During 2004, net charges of $23.8 million ($19.9 million after tax or $0.11 per share) were recorded, which included reversals of $0.2 million ($0.2 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purposes and new charges of $24.0 million ($20.1 million after tax or $0.11 per share). Included in the $24.0 million of new charges are $3.0 million of expenses, consisting of $1.1 million of associate-related costs and $1.9 million of other than associate-related costs, incurred in 2004 related to plans initiated during 2003. $0.5 million of the $3.0 million charge related to the non-cash write-off of raw materials inventory in connection with the closure of a facility in the Latin American Tire segment. The 2004 rationalization actions consist of administrative consolidations and a manufacturing consolidation in the European Union Tire segment. Of the $21.0 million of new charges for plans initiated in 2004, $20.6 million related to future cash outflows, primarily associate severance costs, and $0.4 million related to non-cash pension curtailments. Approximately 380 associates will be released under the programs initiated in 2004, of which approximately 60 were exited during the first quarter.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin American Tire and Engineered Products segments. During the first quarter of 2004, $4.2 million was recorded as Cost of Goods Sold and $0.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

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

     The remaining reserve for costs related to the completion of the Company’s rationalization actions was $119.8 million (as restated) at March 31, 2004, compared to $143.0 million (as restated) at December 31, 2003. The majority of the accrual balance of $119.8 million (as restated) at March 31, 2004 is expected to be utilized by December 31, 2004.

     For further information, refer to Note 2, Costs Associated with Rationalization Programs.

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

     Total segment operating income was $216.6 million (as restated) in the first quarter of 2004, increasing significantly from $39.5 million (as restated) in the 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2004 was 4.8%, compared to 1.1% in the 2003 period.

     Management believes that total segment operating income is useful because it represents the aggregate value of income earned by the Company’s SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as measured in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to Note 8, Business Segments, for a reconciliation of total segment operating income to loss before income taxes.

North American Tire

	Restated
	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	24.7	24.8	(0.1)	(0.3)%
Sales	$1,773.9	$1,592.2	$181.7	11.4
Segment Operating Loss	(30.0)	(66.7)	36.7	55.0
Segment Operating Margin	(1.7)%	(4.2)%

North American Tire segment unit sales in the 2004 first quarter decreased 0.1 million units or 0.3% from the 2003 period. Replacement unit volume decreased 0.1 million units or 0.8%.

     Revenues increased 11.4% the first quarter of 2004 from the 2003 period due primarily to the consolidation of a variable interest entity in January 2004 in accordance with FIN 46. Consolidation of this variable interest entity benefited 2004 sales by approximately $74 million. Favorable pricing and product mix of approximately $68 million (as restated), primarily in the consumer market, positively impacted sales compared to 2003. Increased volume of approximately $37 million, due largely to strong OE commercial and retail sales, also favorably impacted sales in the 2004 first quarter.

     North American Tire segment operating loss in the first quarter of 2004 improved 55.0% from the 2003 quarter. Improved pricing and product mix of approximately $27 million (as restated), primarily in the consumer market, higher volume of approximately $11 million (as restated), primarily due to strong sales in the commercial OE markets, and a reduction of approximately $10 million in general and product liability expense benefited 2004 segment operating loss. The 2004 period was unfavorably impacted by increased raw material costs of approximately $10 million and higher advertising costs of approximately $5 million, due primarily to the Assurance product launch. These costs were mostly offset by savings from rationalization programs of approximately $14 million. The 2003 quarter also had a one-time benefit of approximately $9 million due to the change in the salaried associates’ vacation policy.

     Segment operating income did not include first quarter rationalization charges totaling $1.6 million in 2004 and $48.5 million in 2003. Segment operating income in the first quarter of 2004 also did not include the net gain on asset sales of $0.6 million.

     Revenues and segment operating income in the North American Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement market, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Restated
	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	16.3	15.8	0.5	3.0%
Sales	$1,110.7	$928.6	$182.1	19.6
Segment Operating Income	69.8	22.6	47.2	208.8
Segment Operating Margin	6.3%	2.4%

European Union Tire segment unit sales in the 2004 first quarter increased 0.5 million units or 3.0% from the 2003 period. Replacement unit sales increased 0.6 million units or 5.8% while OE volume decreased 0.1 million units or 3.1%.

     Revenues in the first quarter of 2004 increased 19.6% compared to 2003 primarily due to the favorable effect of currency translation, mainly the strong Euro, of approximately $130 million. Higher volume of approximately $32 million, largely due to strong replacement sales, and improved pricing and product mix of approximately $20 million (as restated) also positively affected revenues in the 2004 quarter.

     For the first quarter of 2004, segment operating income increased significantly compared to 2003 due to the benefit from higher production tonnage and productivity improvements of approximately $24 million, improved pricing and product mix of approximately $12 million (as restated) and savings from rationalization actions of approximately $10 million. Higher volume of approximately $7 million primarily related to increases in the replacement market, also favorably impacted 2004 segment operating income. Higher SAG costs of approximately $7 million (as restated), due to higher selling expenses to support increased volumes and the sale of premium brand tires, and higher raw material costs of approximately $4 million negatively affected first quarter 2004 segment operating income compared to 2003.

     Segment operating income did not include first quarter rationalization charges totaling $20.6 million in 2004 and $9.0 million in 2003. Segment operating income also did not include first quarter net gains on asset sales of $1.5 million (as restated) in 2004 and $0.3 million (as restated) in 2003.

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

Latin American Tire

	Restated
	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	5.0	4.7	0.3	6.8%
Sales	$302.6	$231.7	$70.9	30.6
Segment Operating Income	61.7	26.8	34.9	130.2
Segment Operating Margin	20.4%	11.6%

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

Asia Tire

	Restated
	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Tire Units	5.1	3.3	1.8	51.8%
Sales	$322.6	$140.7	$181.9	129.3
Segment Operating Income	8.4	13.2	(4.8)	(36.4)
Segment Operating Margin	2.6%	9.4%

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

     Segment operating income in the first quarter decreased 36.4% compared to the 2003 period due to higher raw material prices of approximately $3 million and lower volume of approximately $1 million. Also negatively impacting 2004 segment operating income by approximately $3 million (as restated) is the consolidation of a variable interest entity in 2004 in accordance with FIN 46. Improved pricing and product mix of approximately $2 million and the favorable impact of currency translation of approximately $1 million benefited segment operating income in 2004.

     Revenues and segment operating income in the Asia Tire Segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy costs and currency translation.

Engineered Products

	Restated
	Three Months Ended March 31,			Percentage
(In millions)	2004	2003	Change	Change
Sales	$344.7	$291.9	$52.8	18.1%
Segment Operating Income (Loss)	22.0	(8.7)	30.7	352.9
Segment Operating Margin	6.4%	(3.0)%

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company had $1.30 billion (as restated) in cash and cash equivalents as well as $775.4 million (as restated) of unused availability under its various credit agreements, compared to $1.55 billion (as restated) and $335.0 million at December 31, 2003, and $1.23 billion and $572.0 million at April 1, 2003 after giving effect to the restructuring and refinancing of the Company’s credit facilities.

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

OPERATING ACTIVITIES

     Net cash used in operating activities was $271.7 million (as restated) during the first quarter of 2004, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital increased $1.82 billion (as restated) to $3.50 billion (as restated) at March 31, 2004, from $1.68 billion (as restated) at March 31, 2003, due primarily to increased cash and cash equivalents and accounts receivable. The increased cash and cash equivalents is due to the debt refinancings in April 2003 and the first quarter of 2004. The increased accounts receivable is due primarily to the termination of Goodyear’s domestic accounts receivable securitization program on April 1, 2003.

INVESTING ACTIVITIES

     Net cash used in investing activities was $63.1 million during the first quarter of 2004. Capital expenditures were $70.5 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Restated
	Three Months Ended March 31,
(In millions)	2004	2003
Capital Expenditures	$70.5	$97.0
Depreciation and Amortization	161.4	147.9

FINANCING ACTIVITIES

Net cash provided by financing activities was $102.3 million (as restated) during the first three months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	March 31, 2004	December 31, 2003
Consolidated Debt	$5,401.4	$5,086.0
Debt to Debt and Equity	102.7%	100.6%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $6.67 billion (as restated) available at March 31, 2004, of which $775.4 million (as restated) were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 were unused and $5.91 billion available at April 1, 2003 after giving effect to the restructuring and refinancing of its credit facilities, of which $572.0 million were unused.

First Quarter Note Offering and Asset-Backed Financing

On February 20, 2004, the Company completed the addition of a $650 million term loan tranche to its $1.30 billion Senior Secured Asset-Backed Facility. Approximately $335 million of the proceeds of the tranche were used to partially reduce amounts outstanding under the Company’s U.S. term facility. On March 12, 2004, the Company completed a private offering of $650 million in senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes at LIBOR plus 8% due 2011. The proceeds of the notes were used to repay the remaining outstanding amount under the Company’s U.S. term facility, to permanently reduce its commitment under the U.S. revolving credit facility by $70 million, and for general corporate purposes. The U.S. term facility was scheduled to mature in April 2005. Loans under both the retired term facility and the revolving credit facility bore interest at LIBOR plus 4%. In connection with these financing activities, each of the Company’s primary credit facilities was amended on February 19, 2004. The Company’s credit agreements were further amended on April 16, 2004, to extend until May 19, 2004, the deadline for filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and on May 18, 2004, to extend until June 4, 2004, the deadline for providing audited financial statements for the year ended December 31, 2003 of Goodyear Dunlop Tires B.V. to lenders. On May 27, 2004, the terms of the facilities were amended to extend until June 30, 2004, the deadline for filing the Form 10-Q for the first quarter of 2004.

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

	Restated
	Three Months Ended
(In millions)	2004	2003
Net Loss	$(78.1)	$(200.5)
Consolidated Interest Expense	86.6	65.5
Income Tax	56.8	31.7
Depreciation and Amortization Expense	161.4	147.9

EBITDA	226.7	44.6

Credit Agreement Adjustments:
Other (Income) and Expense	41.4	21.2
Foreign Currency Exchange	6.0	1.8
Equity in (Earnings) Losses of Affiliates	(1.8)	3.5
Minority Interest in Net Income (Loss) of Subsidiaries	6.1	9.4
Non-cash Non-recurring Items	—	7.5
Rationalizations	23.8	60.7

Consolidated EBITDA	$302.2	$148.7

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

Foreign Credit Facilities

As of March 31, 2004, Goodyear had short term committed and uncommitted bank credit arrangements totaling $509.4 million (as restated), of which $211.4 million (as restated) were unused, compared to $347.0 million and $209.4 million at December 31, 2003.

Non-Domestic Accounts Receivable Securitization Facilities

As of March 31, 2004, international subsidiaries of Goodyear had $107.3 million (as restated) of available borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $198.0 million at December 31, 2003 and March 31, 2003. As of March 31, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $100.3 million. The Company is currently working to refinance this facility and the commitment period has been extended to September 2004. If the Company is unable to replace this facility, the Company would pursue short term financing alternatives.

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

Future Liquidity Requirements

As of March 31, 2004, the Company had $1.30 billion (as restated) in cash and cash equivalents, of which $471.7 million was held in the United States and $266.9 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of March 31, 2004, approximately $211.4 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At March 31, 2004, the Company also had $775.4 million (as restated) of unused availability under its various credit agreements.

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

	Restated
(In millions)	Payment Due by Period as of March 31, 2004
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,347.8	$333.9	$2,835.5	$581.5	$100.2	$2.0	$1,494.7
Capital Lease Obligations (2)	81.2	9.6	8.5	7.4	7.1	7.3	41.3
Operating Leases (3)	1,520.4	306.7	255.2	201.4	150.3	109.4	497.4
Binding Commitments (4)	561.4	526.0	13.0	6.6	2.5	2.4	10.9
Total Contractual Cash Obligations	$7,510.8	$1,176.2	$3,112.2	$796.9	$260.1	$121.1	$2,044.3

(1)	Long term debt payments include notes payable.

(2)	The present value of capital lease obligations is $53.7 million (as restated).

(3)	Operating leases do not include minimum sublease rentals of $43.7 million, $34.7 million, $25.9 million, $19.0 million, $12.7 million and $14.0 million in each of the periods above, respectively, for a total of $150.0 million. Net operating lease payments total $1,370.4 million. The present value of operating leases is $745.8 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

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

     In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of Goodyear’s global alliance with Sumitomo as set forth in the Umbrella Agreement between Goodyear and Sumitomo provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could trigger a right of Sumitomo to require Goodyear to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require Goodyear to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 2005 and ending one year later, to require Goodyear to purchase Ansell’s 50% interest in SPT at a formula price based on the earnings of SPT subject to various adjustments. If Ansell does not exercise its right, Goodyear may require Ansell to sell its interest to Goodyear during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, Goodyear shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one time adjustment for other manufacturing costs.

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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q/A. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in Item 9A of our 2004 Form 10-K, as of December 31, 2004, we had two material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. Although we recorded net income in 2004, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	a decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and the underfunded levels of our plans. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if healthcare costs continue to escalate, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations could prevent repatriation of future earnings to our parent Company;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for

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

ITEM 4. CONTROLS AND PROCEDURES.

Overview

     This Quarterly Report on Form 10-Q/A reflects adjustments made pursuant to the restatements included in the 2003 Form 10-K as well as the restatements included in the 2004 Form 10-K. Please refer to Note 1A, Restatement, in this Form 10-Q/A for a detailed description of these restatements as well as their impact on the Company’s prior period financial statements.

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

     On December 10, 2003, the Company announced that its Audit Committee was conducting an internal investigation into potential improper accounting issues in its European Union business segment. The investigation subsequently expanded to other locations of the Company’s overseas operations. The investigation identified accounting irregularities primarily related to earnings management whereby accrual accounts were adjusted or expenses were improperly deferred in order to increase the segments’ operating income.

     Additionally, in the first and second quarters of 2004, the Company identified other matters requiring adjustment. Some of these adjustments resulted from an improper understatement of the workers’ compensation liability and improper accounting related to the valuation of real estate received in payment of trade accounts receivable. The Audit Committee also initiated an investigation into these adjustments. As a result of these investigations, management and the Audit Committee decided that a further restatement of the financial information contained in the Form 8-K discussed above was necessary. This further restatement was reflected in the 2003 Form 10-K filed on May 19, 2004. The adjustments identified through May 19, 2004 reduced previously reported net income through September 30, 2003 by a total of $280.8 million, including the effect of the adjustments described above.

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

Restatements Included in 2004 Form 10-K and this Form 10-Q/A

     On November 5, 2004, the Company announced that it would amend its previously filed financial statements to include financial information related to certain of the Company’s investments in affiliates, and a restatement of the Company’s prior period financial statements to record certain additional out-of-period adjustments identified, recorded and disclosed in the first and second quarters of 2004. The out-of-period adjustments recorded in the first quarter of 2004 consisted of approximately $5 million in additional expenses relating to the North American Tire workers’ compensation and pension plan discount rate adjustments that were part of the restatement included in the 2003 Form 10-K. The out-of-period adjustments recorded in the second quarter of 2004 consisted of approximately $1 million of income, net, primarily relating to pension adjustments.

     The Company also identified a misclassification of balance sheet deferred tax accounts in the course of preparing its third quarter Form 10-Q. The Company recorded certain deferred tax assets and liabilities on a gross basis beginning in the December 31, 2003 balance sheet, rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. This misclassification resulted in an overstatement of total assets and total liabilities by approximately $357 million. There was no effect on shareholders’ equity, net income or cash flow previously reported by the Company.

     Following the filing of its third quarter Form 10-Q on November 9, 2004, which reflected a restatement for all known adjustments up to that point in time, Goodyear identified additional out-of-period adjustments affecting the third quarter of 2004 and earlier periods. In addition, on December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning its Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of the matter could have an impact on the Company’s previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment of a 10-year supply agreement between the Company and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. The 2004 Form 10-K and this Form 10-Q/A reflect a resolution of the SPT accounting issues.

Remediation of Internal Control Weaknesses

The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has determined that it would strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Certain measures to strengthen controls were undertaken by the Company prior to the initial filing of the Form 10-Q for the first quarter of 2004 on June 18, 2004 (the “First Quarter 10-Q filing”). Prior to January 1, 2004 the Company:

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

The implementation of other remedial actions was completed between January 1, 2004 and May 19, 2004, the date on which the Company filed its 2003 Form 10-K. During that time period the Company:

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

     At the time of the First Quarter 10-Q filing, a number of other initiatives to strengthen the Company’s internal controls were in process or under development. These included:

•	Expanding the personnel, resources and responsibilities of the internal audit function;

•	Increasing finance staff and upgrading the technical capabilities of individuals within the finance function, through improved and formalized training;

•	Developing new and enhanced monitoring controls;

•	Creation of a Remediation Project Management Office responsible for the design and implementation of the Company’s long-term remediation plan;

•	Establishing a communications program to improve inter-department and cross-functional communications, maintain awareness of the financial statement certification process and finance issues in general and to encourage associates to raise issues for review and/or resolution; and

•	Reviewing accounting policies and procedures, and where appropriate making modifications.

     Since the First Quarter 10-Q filing, the Company continued to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of the internal control weaknesses/business recommendations identified by PwC, and implemented further actions as necessary in its continuing efforts to strengthen the control process. In addition, the Company undertook a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. For a recent evaluation by management of the effectiveness of the Company’s internal controls see “Remediation of May 2004 Material Weaknesses and Reportable Conditions”, “Current Material Weaknesses” and “Compliance with Sarbanes-Oxley Section 404” in Item 9A of the 2004 10-K.

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q/A, the Company has adopted additional remedial measures described above to address the deficiencies in its disclosure controls that existed on March 31, 2004 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q/A properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving its objectives, and future events may impact the effectiveness of a system of controls.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes are described above under “Remediation of Internal Control Weaknesses” as initiatives to strengthen the Company’s internal controls that were in process or under development at the time of the First Quarter 10-Q filing.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: April 28, 2005	By	/s/ Thomas A. Connell

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