Form 10-Q/A
period 2004-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-04-28
CIK 42582

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

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Form 10-Q/A”) includes unaudited, restated consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, and a restated consolidated balance sheet as of December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on March 16, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of income, cash flows and shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004 and 2003 was also affected by the restatement as well as 2002 and prior periods. Note 2 to the consolidated financial statements included in the 2004 Form 10-K shows the impact of the restatement adjustments on periods prior to 2002. The restated amounts for the three and six months ended June 30, 2004 and the comparable interim periods in 2003 are presented in this Form 10-Q/A. The restated amounts for the first and third quarters of 2004 and the comparable interim periods in 2003 are presented in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 and September 30, 2004.

     Refer to Note 1A, “Restatement,” in this Form 10-Q/A for further information on the restatement for the three and six months ended June 30, 2004 and 2003. Refer also to Note 2, “Restatement”, in the Company’s 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the Consolidated Statement of Income and Consolidated Balance Sheet for each annual period.

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

     Except as otherwise described in Item 4 of Part I and “Forward-Looking Information – Safe Harbor Statement,” this Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to August 5, 2004, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s filings with the Securities and Exchange Commission subsequent to August 5, 2004.

PART I. FINANCIAL INFORMATION
ITEM 1. RESTATED FINANCIAL STATEMENTS.
ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX OF EXHIBITS
EX-12 Statement re: Computation of Ratios
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2004	2003	2004	2003
NET SALES	$4,519.4	$3,754.1	$8,821.3	$7,300.6

Cost of Goods Sold	3,591.8	3,041.6	7,068.6	6,004.7
Selling, Administrative and General Expense	691.6	594.0	1,373.4	1,167.9
Rationalizations (Note 2)	10.0	15.4	33.8	76.1
Interest Expense	88.5	82.4	172.6	140.8
Other (Income) and Expense (Note 3)	33.2	29.7	79.6	74.2
Foreign Currency Exchange (Gain) Loss	(2.1)	18.6	3.9	20.4
Equity in (Earnings) Losses of Affiliates	(1.9)	2.7	(3.7)	6.2
Minority Interest in Net Income of Subsidiaries	18.6	12.7	24.7	22.1

Income (Loss) before Income Taxes	89.7	(43.0)	68.4	(211.8)
United States and Foreign Taxes on Income (Loss)	59.9	16.6	116.7	48.3

NET INCOME (LOSS)	$29.8	$(59.6)	$(48.3)	$(260.1)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$0.17	$(0.34)	$(0.28)	$(1.48)

Average Shares Outstanding (Note 4)	175.3	175.3	175.3	175.3

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$0.17	$(0.34)	$(0.28)	$(1.48)

Average Shares Outstanding (Note 4)	176.8	175.3	175.3	175.3

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Restated
	June 30,	December 31,
(In millions)	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,305.9	$1,546.3
Restricted cash (Note 1)	85.1	23.9
Accounts and notes receivable, less allowance - $132.0 (as restated) ($128.9 (as restated) in 2003)	3,192.2	2,616.3
Inventories:
Raw materials	485.9	458.8
Work in process	142.7	112.0
Finished products	2,053.6	1,896.9

	2,682.2	2,467.7

Prepaid expenses and other current assets	233.8	305.4

Total Current Assets	7,499.2	6,959.6
Long-term Accounts and Notes Receivable	249.0	275.7
Investments in and Advances to Affiliates	36.3	184.2
Other Assets	79.9	71.5
Goodwill	645.9	658.2
Other Intangible Assets	149.4	150.4
Deferred Income Tax	70.5	70.5
Deferred Pension Costs	865.3	869.9
Deferred Charges	252.3	255.9
Properties and Plants, less accumulated depreciation — $7,328.7 (as restated) ($7,252.7 (as restated) in 2003)	5,149.4	5,205.2

Total Assets	$14,997.2	$14,701.1

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,674.9	$1,562.8
Compensation and benefits	1,054.7	987.6
Other current liabilities	543.8	585.2
United States and foreign taxes	321.1	270.7
Notes payable (Note 5)	205.4	146.7
Long term debt and capital leases due within one year (Note 5)	1,195.8	113.5

Total Current Liabilities	4,995.7	3,666.5
Long term Debt and Capital Leases (Note 5)	3,915.6	4,825.8
Compensation and Benefits	4,639.9	4,541.7
Deferred and Other Noncurrent Income Taxes	360.0	380.6
Other Long Term Liabilities	455.3	464.7
Minority Equity in Subsidiaries	798.0	854.0

Total Liabilities	15,164.5	14,733.3

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Deficit:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares – 175.3 in 2004 and 2003
After deducting 20.3 treasury shares (20.4 in 2003)	175.3	175.3
Capital Surplus	1,390.3	1,390.2
Retained Earnings	906.8	955.1
Accumulated Other Comprehensive Loss	(2,639.7)	(2,552.8)

Total Shareholders’ Deficit	(167.3)	(32.2)

Total Liabilities and Shareholders’ Deficit	$14,997.2	$14,701.1

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net Income(Loss)	$29.8	$(59.6)	$(48.3)	$(260.1)

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	(64.8)	146.4	(103.7)	210.5
Minimum pension liability	6.9	(23.6)	1.7	(21.0)
Deferred derivative gain (loss)	3.5	3.9	(1.3)	21.7
Reclassification adjustment for amounts recognized in Income	(3.5)	5.8	7.9	(8.1)
Tax on derivative reclassification adjustment	—	(2.2)	(3.6)	(2.0)
Unrealized investment gain	5.0	10.9	12.1	9.6

Comprehensive Income (Loss)	$(23.1)	$81.6	$(135.2)	$(49.4)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Restated
	Six Months Ended
	June 30,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(48.3)	$(260.1)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	310.1	301.9
Rationalizations (Note 2)	0.9	21.1
Asset sales (Note 3)	(3.2)	6.1
Fire loss deductible expense (Note 3)	11.6	—
Net cash flows from sale of accounts receivable	46.3	(647.2)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(584.2)	(400.2)
Inventories	(96.4)	(194.8)
Accounts payable – trade	(19.8)	47.0
Prepaid expenses and other current assets	75.3	147.6
Compensation and benefits	161.6	31.3
United States and foreign taxes	41.9	122.8
Other assets and liabilities	60.5	(41.4)

Total adjustments	4.6	(605.8)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(43.7)	(865.9)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(164.9)	(183.4)
Short-term securities acquired	—	—
Short-term securities redeemed	—	26.1
Asset dispositions	11.3	84.9
Acquisitions	(51.4)	(71.2)
Other transactions	—	101.4

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(205.0)	(42.2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt incurred	106.3	408.6
Short-term debt paid	(94.5)	(656.7)
Long-term debt incurred	1,362.6	2,920.2
Long-term debt paid	(1,220.4)	(1,441.6)
Common stock issued	0.1	0.1
Dividends paid to Sumitomo	(13.0)	(15.7)
Debt issuance costs	(37.2)	(104.1)
Increase in restricted cash	(61.2)	(32.4)
Other transactions	—	27.9

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	42.7	1,106.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34.4)	30.2

Net Change in Cash and Cash Equivalents	(240.4)	228.4

Cash and Cash Equivalents at Beginning of the Period	1,546.3	919.8

Cash and Cash Equivalents at End of the Period	$1,305.9	$1,148.2

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Consolidated Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, restated consolidated financial statements have been prepared in accordance with the Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These restated interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). Refer to Note 1A, Restatement, for further discussion.

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

The Company had evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two previously unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $371 million (as restated) and total liabilities of approximately $373 million (as restated). Net sales for both SPT and T&WA of approximately $327 million and $581 million were included in Goodyear’s total consolidated net sales for the second quarter and first six months of 2004, respectively. Income of approximately $2 million (as restated) before income taxes and a loss of approximately $1 million before taxes was recorded for both SPT and T&WA during the second quarter and first six months of 2004,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. In connection with the consolidation of SPT and T&WA during the first quarter of 2004, Goodyear recorded approximately $5 million of goodwill. This increase in goodwill was partially offset by approximately $2 million of translation adjustments.

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

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$29.8	$(59.6)	$(48.3)	$(260.1)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	0.4	0.3	0.7	—
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(3.8)	(7.0)	(7.6)	(13.4)

Net income (loss) as adjusted	$26.4	$(66.3)	$(55.2)	$(273.5)

Net income (loss) per share:
Basic – as reported	$0.17	$(0.34)	$(0.28)	$(1.48)
– as adjusted	0.15	(0.38)	(0.31)	(1.56)
Diluted – as reported	$0.17	$(0.34)	$(0.28)	$(1.48)
– as adjusted	0.15	(0.38)	(0.31)	(1.56)

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1A. RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements for 2004 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004. The restatement also affects the three and six month periods ended June 30, 2003. All amounts are before tax unless otherwise noted.

     Refer to Note 2, “Restatement” and “Supplementary Data” in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in the annual and quarterly periods of 2004 and 2003. This footnote discusses the restatement adjustments included in the 2004 Form 10-K as they relate to the second quarter and first six months of 2004 and 2003.

Restatements Included in 2003 Form 10-K

The Company had restated by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statement of operations, cash flows and shareholders’ equity (deficit) for the years ended December 31, 2002 and 2001. The restatement also affected balance sheet periods prior to 2002 and income statement periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information had been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. These adjustments decreased previously reported net loss by $20.6 million and increased the net loss by $12.6 million in the three and six month periods ended June 30, 2003, respectively.

     The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the Company identified various adjustments that were recorded in the second quarter of 2003 and subsequently identified additional adjustments that needed to be recorded. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued consolidated financial statements on the Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company in October 2003 that the failure to identify certain issues that had affected several years financial statements related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliations.

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

Accounting Irregularities. This category includes adjustments reducing income by a total of $2.9 million and $4.5 million in the three and six months ended June 30, 2003, respectively. These adjustments resulted from the overseas special accounting investigation and the understatement of the Company’s liability for workers’ compensation payments.

     Adjustments reducing income by a total of $0.9 million and $2.1 million in the three and six months ended June 30, 2003, respectively, were included in the restatement as a result of the special accounting investigation overseas. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. An adjustment was made to defer income of $0.1 million beyond the first quarter of 2003 that was improperly recognized in the first quarter of 2003.

     The workers’ compensation adjustments to reduce income totaled $2.0 million and $2.4 million in the three and six months ended June 30, 2003, respectively. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     A summary of the accounting irregularities adjustments that affected the three and six months ended June 30, 2003 follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
(In millions)	2003	2003
(Income) Expense Accruals and deferred expenses – Europe and Asia	$0.9	$2.2
Deferred income – Europe	—	(0.1)
Workers’ compensation	2.0	2.4

	$2.9	$4.5

Account Reconciliations. This category includes adjustments increasing income by $20.9 million and decreasing income by $6.8 million in the three and six months ended June 30, 2003, respectively, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

     The following categories represent a majority of the account reconciliation adjustments included in the restatement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. Expenses of $0.2 million and $1.5 million are included in the three and six months ended June 30, 2003, respectively, for Interplant adjustments. The most significant items in this category are 1) fixed assets and inventory which were not properly relieved from the Interplant System when they were billed to the foreign manufacturing locations and accordingly now have to be expensed and 2) the correction of a failure to depreciate fixed assets.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, adjustments increasing income by $1.0 million and decreasing income by $18.0 million are included in the three and six months ended June 30, 2003, respectively, for EPD adjustments. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. Adjustments decreasing income by $1.1 million and $1.7 million are included in the three and six months ended June 30, 2003, respectively, for these adjustments.

D.	General and Product Liability. The expense for general and product claims increased $2.0 million for the six months ended June 30, 2003 related to the timing of the recognition of certain liabilities for Entran II claims.

     In addition, net adjustments totaling $27.8 million were recorded in OCI through June 30, 2003. An adjustment was made to record an $18.0 million increase to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was also made to record a $6.5 million increase to currency translation, with an offsetting credit to long-term assets. This adjustment affected the period from January 1, 2003 to June 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Adjustments decreasing income by $0.2 million and increasing income by $0.5 million are included in the three and six months ended June 30, 2003, respectively, for out-of-period adjustments.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Discount rate adjustments decreased income by $4.4 million and $8.7 million in the three and six months ended June 30, 2003, respectively. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. These adjustments similarly impacted OCI at June 30, 2003.

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

eliminate selling and administrative expenses in inventory. Chemical Products segment adjustments decreased income by $0.7 million and increased income by $1.7 million in the three and six months ended June 30, 2003, respectively.

Tax Adjustments. Adjustments related to the correction of errors in the computation of deferred tax assets and liabilities.

Restatements Included in 2004 Form 10-K

On November 5, 2004, the Company announced that it would file an amended 2003 Form 10-K to include summarized financial information related to certain investments in affiliates. The Company also announced a restatement of its previously reported financial statements. On December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning an Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of this matter could have an impact on its previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment for a 10-year supply agreement between the Company and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. On February 25, 2005, the Company announced that it would restate its 2004 third quarter Form 10-Q for additional adjustments identified subsequent to its filing on November 9, 2004. The 2004 Form 10-K filed on March 16, 2005 reflected the resolution of the SPT accounting matters and included a restatement of the Company’s previously reported financial information on Form 10-Q for the quarterly periods ending March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased previously reported net income by $4.7 million and $3.5 million for the three and six month periods ended June 30, 2004, respectively. These adjustments increased previously reported net loss by $6.6 million and $10.6 million for the three and six month periods ended June 30, 2003, respectively.

The adjustments included in the restatements are described as follows:

SPT. These adjustments decreased income by $1.2 million and $0.6 million in the three and six months ended June 30, 2004, respectively. SPT adjustments decreased income by $2.0 million and $2.4 million in the three and six months ended June 30, 2003, respectively. The adjustments resulted primarily from the recognition of a contractual obligation related to a supply agreement that was entered into in 2000 with the Company’s 50% owned affiliate in Australia, SPT, an impairment of certain property, plant and equipment, the timing of the recognition of certain rationalization charges and other adjustments identified in conjunction with a restatement of SPT’s historical U.S. GAAP financial results.

General and Product Liability. The Company identified adjustments related to general and product liability – discontinued products which increased income by $4.1 million and $2.6 million in the three and six months ended June 30, 2004, respectively. These adjustments were the result of the valuation firm’s review of additional historical defense cost data.

Account Reconciliations. The Company identified adjustments related to account reconciliation items in 2004 that increased income by $1.1 million and $1.9 million in the three and six months ended June 30, 2004, respectively. Account reconciliation adjustments decreased income by $2.0 million and $4.9 million in the three and six months ended June 30, 2003, respectively. These adjustments were primarily comprised of expenses related to the write-off of goodwill associated with certain retail stores previously sold in France, the write-off of certain deferred charges, a clerical error in recording adjustments to our workers’ compensation reserve as part of our restatement as of December 31, 2003, and the reconciliation of an intra-company account. Also included in the adjustments were an offsetting charge and credit of $2.7 million identified in 2004 that related to a leased tire asset account. Since it was not possible to allocate these offsetting $2.7 million adjustments to the applicable periods, the Company recorded both adjustments in the first quarter of 2004. The Company also reassessed its estimate of the discount rate used in determining net periodic pension cost and benefit obligations for two minor pension plans, and recorded an expense related to these two plans.

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

     The Company also identified an adjustment to OCI totaling $2.0 million, primarily related to the revaluation of various foreign currency-denominated goodwill accounts and certain other accounts. This revaluation error resulted in goodwill and minority equity being understated and shareholders’ equity (deficit) being overstated by approximately $27 million, $24 million and $3 million, respectively, at June 30, 2004 and $40 million, $31 million and $9 million, respectively, at December 31, 2003. The U.S. dollar value of these accounts increased since the time the goodwill was initially recorded, due primarily to the recent strengthening of the Euro.

Tax Adjustments. The Company identified an additional adjustment to its net deferred tax valuation allowance that reduced net income by $0.6 million and $1.2 million in the three and six months ended June 30, 2004 and June 30, 2003, respectively. Tax adjustments decreased net income by $0.7 million $1.3 million in the three and six months ended June 30, 2004, respectively. In addition tax adjustments decreased net income by $3.0 million and $3.6 million in the three and six months ended June 30, 2003, respectively. The remaining tax adjustments relate to the correction of errors in the computation of deferred tax assets and liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments for both “Restatements Included in 2003 Form 10-K” and “Restatements Included in 2004 Form 10-K”, as discussed above, on the Consolidated Statement of Operations for the three months ended June 30, 2004 and 2003.

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in income (loss)

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2004	2003
Net loss as originally reported (A)		$(73.6)
Adjustments (pretax):
Accounting Irregularities		(2.9)
Account Reconciliations		20.9
Out-of-Period Adjustments		(0.2)
Discount Rate Adjustments		(4.4)
Chemical Products Segment		(0.7)

Total adjustments (pretax)		12.7
Tax effect of restatement adjustments		3.7
Tax adjustments		4.2

Total taxes		7.9

Net adjustments		20.6

Net income (loss) as previously reported (B)	$25.1	$(53.0)

SPT	(1.2)	(2.0)
General and Product Liability	4.1	—
Account Reconciliations	1.1	(2.0)

Total adjustments (pretax)	4.0	(4.0)
Tax effect of restatement adjustments	1.4	0.4
Tax adjustments	(0.7)	(3.0)

Total taxes	0.7	(2.6)

Net adjustments	4.7	(6.6)

Net income (loss) as restated	$29.8	$(59.6)

Per Share of Common Stock:
Net loss — Basic as originally reported (A)		$(0.42)
Effect of net adjustments		0.12

Net income (loss) — Basic as previously reported (B)	$0.14	$(0.30)
Effect of net adjustments	0.03	(0.04)

Net income (loss) — Basic as restated	$0.17	$(0.34)

Net loss — Diluted as originally reported(A)		$(0.42)
Effect of net adjustments		0.12

Net income (loss) — Diluted as previously reported (B)	$0.14	$(0.30)

Effect of net adjustments	0.03	(0.04)

Net income (loss) — Diluted as restated	$0.17	$(0.34)

(A)	As reported in 2003 Form 10-Q filed on July 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments for both “Restatements Included in 2003 Form 10-K” and “Restatements Included in 2004 Form 10-K”, as discussed above, on the Consolidated Statement of Income for the six months ended June 30, 2004 and 2003.

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in income (loss)

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2004	2003
Net loss as originally reported (A)		$(236.9)
Adjustments (pretax):
Accounting Irregularities		(4.5)
Account Reconciliations		(6.8)
Out-of-Period		0.5
Discount Rate Adjustments		(8.7)
Chemical Products Segment		1.7

Total adjustments (pretax)		(17.8)
Tax effect of restatement adjustments		1.0
Tax adjustments		4.2

Total taxes		5.2

Net adjustments		(12.6)

Net loss as previously reported (B)	$(51.8)	$(249.5)

SPT	(0.6)	(2.4)
General and Product Liability	2.6	—
Account Reconciliations	1.9	(4.9)

Total adjustments (pretax)	3.9	(7.3)
Tax effect of restatement adjustments	0.9	0.3
Tax adjustments	(1.3)	(3.6)

Total taxes	(0.4)	(3.3)

Net adjustments	3.5	(10.6)

Net loss as restated	$(48.3)	$(260.1)

Per Share of Common Stock:
Net loss — Basic as originally reported (A)		$(1.35)
Effect of net adjustments		(0.07)

Net loss — Basic as previously reported (B)	$(0.30)	$(1.42)

Effect of net adjustments	0.02	(0.06)

Net loss — Basic as restated	$(0.28)	$(1.48)

Net loss — Diluted as originally reported (A)		$(1.35)
Effect of net adjustments		(0.07)

Net loss — Diluted as previously reported (B)	$(0.30)	$(1.42)

Effect of net adjustments	0.02	(0.06)

Net loss — Diluted as restated	$(0.28)	$(1.48)

(A)	As reported in 2003 Form 10-Q filed on July 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three months ended June 30, 2004.

	Three Months Ended
	June 30, 2004
	As
	Originally	As
(In millions, except per share amounts)	Reported (A)	Restated
Net Sales	$4,508.9	$4,519.4
Cost of Goods Sold	3,582.8	3,591.8

Selling, Administrative and General Expense	689.7	691.6
Rationalizations	10.0	10.0
Interest Expense	87.0	88.5
Other (Income) and Expense	37.5	33.2
Foreign Currency Exchange	(2.2)	(2.1)
Equity in Earnings of Affiliates	(1.9)	(1.9)
Minority Interest	20.3	18.6

Loss before Income Taxes	85.7	89.7
U.S. and Foreign Taxes on Income (Loss)	60.6	59.9

Net Income	$25.1	$29.8

Net Income per share — Basic	$0.14	$0.17
Average Shares Outstanding	175.3	175.3

Net Income per share — Diluted	$0.14	$0.17
Average Shares Outstanding	176.8	176.8

(A) As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the six months ended June 30, 2004.

	Six Months Ended
	June 30, 2004
	As
	Originally	As
(In millions, except per share amounts)	Reported (A)	Restated
Net Sales	$8,799.8	$8,821.3
Cost of Goods Sold	7,048.5	7,068.6

Selling, Administrative and General Expense	1,374.6	1,373.4
Rationalizations	33.8	33.8
Interest Expense	171.2	172.6
Other (Income) and Expense	80.6	79.6
Foreign Currency Exchange	3.7	3.9
Equity in Earnings of Affiliates	(3.7)	(3.7)
Minority Interest	26.6	24.7

Loss before Income Taxes	64.5	68.4
U.S. and Foreign Taxes on Income (Loss)	116.3	116.7

Net Loss	$(51.8)	$(48.3)

Net Loss per share — Basic	$(0.30)	$(0.28)
Average Shares Outstanding	175.3	175.3

Net Loss per share — Diluted	$(0.30)	$(0.28)
Average Shares Outstanding	175.3	175.3

(A)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three months ended June 30, 2003.

	Three Months Ended June 30, 2003
	As	As
	Originally	Previously	As
(In millions, except per share amounts)	Reported (A)	Reported (B)	Restated
Net Sales	$3,758.2	$3,753.3	$3,754.1
Cost of Goods Sold	3,051.0	3,038.8	3,041.6
Selling, Administrative and General Expense	596.5	594.0	594.0
Rationalizations	17.6	15.4	15.4
Interest Expense	82.0	82.4	82.4
Other (Income) and Expense	26.6	29.4	29.7
Foreign Currency Exchange	19.7	18.1	18.6

Equity in Earnings of Affiliates	4.4	0.9	2.7
Minority Interest	12.1	13.3	12.7

Loss before Income Taxes	(51.7)	(39.0)	(43.0)

U.S. and Foreign Taxes on Income (Loss)	21.9	14.0	16.6

Net Loss	$(73.6)	$(53.0)	$(59.6)

Net Loss per share — Basic	$(0.42)	$(0.30)	$(0.34)
Average Shares Outstanding	175.3	175.3	175.3

Net Loss per share — Diluted	$(0.42)	$(0.30)	$(0.34)
Average Shares Outstanding	175.3	175.3	175.3

(A)	As reported in 2003 Form 10-Q filed on July 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the six months ended June 30, 2003.

	Six Months Ended June 30, 2003
	As	As
	Originally	Previously	As
(In millions, except per share amounts)	Reported (A)	Reported (B)	Restated
Net Sales	$7,303.7	$7,299.1	$7,300.6
Cost of Goods Sold	5,975.4	6,001.6	6,004.7

Selling, Administrative and General Expense	1,170.4	1,165.3	1,167.9
Rationalizations	85.8	76.1	76.1
Interest Expense	139.8	140.8	140.8
Other (Income) and Expense	69.5	73.0	74.2
Foreign Currency Exchange	19.1	19.0	20.4

Equity in Earnings of Affiliates	6.9	4.3	6.2
Minority Interest	23.5	23.5	22.1

Loss before Income Taxes	(186.7)	(204.5)	(211.8)

U.S. and Foreign Taxes on Income (Loss)	50.2	45.0	48.3

Net Loss	$(236.9)	$(249.5)	$(260.1)

Net Loss per share — Basic	$(1.35)	$(1.42)	$(1.48)
Average Shares Outstanding	175.3	175.3	175.3

Net Loss per share — Diluted	$(1.35)	$(1.42)	$(1.48)
Average Shares Outstanding	175.3	175.3	175.3

(A)	As reported in 2003 Form 10-Q filed on July 30, 2003.

(B)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at June 30, 2004.

	June 30, 2004
	As Originally	As
(In millions)	Reported (A)	Restated
Assets
Current Assets:
Cash and cash equivalents	$1,300.6	$1,305.9
Restricted cash	85.1	85.1
Accounts and notes receivable, less allowance - $131.4 as originally reported ($132.0 as restated)	3,148.8	3,192.2
Inventories:
Raw materials	516.8	485.9
Work in Process	142.8	142.7
Finished goods	2,018.2	2,053.6

	2,677.8	2,682.2
Prepaid expenses and other current assets	263.5	233.8

Total Current Assets	7,475.8	7,499.2
Long Term Accounts and Notes Receivable	226.5	249.0
Investments in and Advances to Affiliates	34.9	36.3
Other Assets	83.3	79.9
Goodwill	624.6	645.9
Other Intangible Assets	146.8	149.4
Deferred Income Tax	397.5	70.5
Prepaid and Deferred Pension Costs	865.3	865.3
Deferred Charges	245.9	252.3
Properties and Plants, less accumulated depreciation - $7,321.5 as originally reported ($7,328.7 as restated)	5,161.2	5,149.4

Total Assets	$15,261.8	$14,997.2

Liabilities
Current Liabilities:
Accounts payable-trade	$1,688.1	$1,674.9
Compensation and benefits	1,050.2	1,054.7
Other current liabilities	526.5	543.8
United States and foreign taxes	356.7	321.1
Notes payable	145.3	205.4
Long term debt and capital leases due within one year	1,195.8	1,195.8

Total Current Liabilities	4,962.6	4,995.7
Long Term Debt and Capital Leases	3,916.0	3,915.6
Compensation and Benefits	4,639.5	4,639.9
Deferred and Other Noncurrent Income Taxes	668.3	360.0
Other Long Term Liabilities	449.5	455.3
Minority Equity in Subsidiaries	773.4	798.0

Total Liabilities	15,409.3	15,164.5
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares, 175.3 after deducting 20.3 treasury shares	175.3	175.3
Capital Surplus	1,390.3	1,390.3
Retained Earnings	928.6	906.8
Accumulated Other Comprehensive Income (Loss)	(2,641.7)	(2,639.7)

Total Shareholders’ Equity (Deficit)	(147.5)	(167.3)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,261.8	$14,997.2

(A)	As reported in 2004 Form 10-Q filed on August 5, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

	Restated
	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Accrual balance at December 31, 2003	$109.6	$33.4	$143.0
First quarter charge	20.9	3.1	24.0
Incurred	(44.9)	(3.6)	(48.5)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.1)	(0.1)	(0.2)

Accrual Balance at March 31, 2004	85.5	34.3	119.8
Second quarter charge	3.9	6.3	10.2
Incurred	(22.4)	(8.1)	(30.5)
Reversed	(0.2)	—	(0.2)

Accrual balance at June 30, 2004	$66.8	$32.5	$99.3

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

     For the first six months of 2004, net charges of $33.8 million ($29.1 million after-tax or $0.16 per share) were recorded, which included reversals of $0.4 million ($0.3 million after-tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $34.2 million ($29.4 million after tax or $0.17 per share.) Included in the $34.2 million of new charges are $9.7 million of expenses, consisting of $2.0 million of associate-related costs and $6.7 million of other than associate-related costs incurred during the first six months of 2004 related to plans initiated in 2003, and $1.0 million of associated-related costs for a plan initiated in 2000. Of the $24.5 million of new charges for plans initiated in 2004, $24.1 million relates to future cash outflows, primarily associate severance costs, and $0.4 million relates to non-cash pension curtailments.

     In the second quarter of 2004, $22.4 million and $8.1 million (as restated) was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. During the first six months of 2004, $67.3 million and $11.7 million (as restated) was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. The majority of the remaining $99.3 million (as restated) accrual balance at June 30, 2004 for all programs is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin American Tire, and Engineered Products segments. During the second quarter of 2004, $0.3 million was recorded as Costs of Goods Sold and $0.3 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges. For the first six months of 2004, $4.5 million was recorded as Cost of Goods Sold and $0.4 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

		Charges Recorded for	Charges Recorded for
	Total Charges Expected	the Three Months	the Six Months Ended
(In millions)	To be Recorded	Ended June 30, 2004	June 30, 2004
European Union Tire	$25.7	$3.5	$23.3
Corporate	1.2	—	1.2

	$26.9	$3.5	$24.5

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

     The following table summarizes, by segment, the total charges expected to be recorded, the new charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to plans initiated in 2003:

	Total Charges
	Expected
	To be Recorded	Charges	Charges	Amount
	(excluding	Recorded	Recorded	Reversed
(In millions)	reversals)	in 2004	to Date	to Date
North American Tire	$220.0	$5.7	$206.4	$8.8
European Union Tire	63.0	1.9	61.2	1.2
Latin American Tire	12.0	0.7	11.1	0.4
Engineered Products	32.0	0.4	29.8	0.2
Corporate	8.0	—	7.4	0.2

	$335.0	$8.7	$315.9	$10.8

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the remainder of 2004 and 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Asset sales	$(1.7)	$14.7	$(4.5)	$14.4
Interest income	(6.4)	(6.6)	(13.6)	(11.8)
Financing fees and financial instruments	27.2	25.1	60.5	53.1
General & product liability – discontinued products	8.0	(9.1)	17.2	10.0
Insurance fire loss deductible	—	—	11.7	—
Miscellaneous	6.1	5.6	8.3	8.5

	$33.2	$29.7	$79.6	$74.2

Other (Income) and Expense for the second quarter of 2004 included a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in North American Tire and European Union Tire and a loss of $0.7 million (as restated) ($0.6 million (as restated) after tax or $0.00 per share (as restated)) on the sale of retail outlets in European Union Tire. Other (Income) and Expense for the second quarter of 2003 included a loss of $18.1 million (as restated) ($9.2 million (as restated) after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and assets and retail outlets in European Union Tire, and a gain of $3.4 million ($2.8 million after tax or $0.02 per share) on the sale of land in Asia/Pacific Tire (formerly known as “Asia Tire”) and the sale of assets in the European Union Tire segment. Other (Income) and Expense for the first six months of 2004 included a gain of $7.1 million (as restated) ($5.3 million (as restated) after tax or $0.03 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products and a loss of $2.6 million (as restated) ($2.1 million (as restated) after tax or $0.01 per share) on the sale of corporate assets and assets in the European Union Tire segment. Other (Income) and Expense in the first six months of 2003 included a loss of $19.0 million (as restated) ($9.9 million (as restated) after tax or $0.06 per share (as restated)) on the sale of SRI shares, retail outlets in European Union Tire and a gain of $4.6 million ($3.8 million after tax or $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire and the sale of assets in European Union Tire.

     Financing fees and financial instruments in the first six months of 2004 included $12.9 million (as restated) of deferred costs written off in connection with the Company’s refinancing activities during the first quarter of 2004. Refer to Note 5, Financing Arrangements, for further information on the Company’s 2004 refinancing activities.

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $8.0 million (as restated) of expense recorded in the second quarter of 2004, $3.2 million relates to Entran II claims and $4.8 million (as restated) relates to asbestos claims, net of probable insurance recoveries. Of the $17.2 million (as restated) of expense recorded in the first six months of 2004, $9.9 million relates to Entran II claims and $7.3 million (as restated) relates to asbestos claims, net of probable insurance recoveries. During the second quarter of 2003, net probable insurance recoveries of $61.8 million related to asbestos were recorded, the effects of which were partially offset by expenses of $52.7 million related to Entran II claims. During the first six months of 2003, expenses of $55.6 million related to Entran II claims were partially offset by $45.6 million in net probable insurance recoveries related to asbestos. Refer to Note 7, Commitments and Contingent Liabilities, for further discussion.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Average shares outstanding – basic	175.3	175.3	175.3	175.3
Dilutive securities (1.2 million stock options, 0.3 other)	1.5	—	—	—

Average shares outstanding – diluted	176.8	175.3	175.3	175.3

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

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $6.60 billion (as restated) available at June 30, 2004, of which $787.9 million (as restated) was unused.

Short-Term Debt and Financing Arrangements

At June 30, 2004, Goodyear had short-term committed and uncommitted credit arrangements totaling $368.7 million (as restated), of which $115.3 million (as restated) ($9.8 million (as restated) unused)) related to the consolidation of VIEs. Of the total amount, $163.3 million (as restated) was unused. These arrangements are available primarily to certain of the Company’s international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $1,401.2 million (as restated) at June 30, 2004 ($260.2 million (as restated) at December 31, 2003), of which $106.9 million (as restated) related to the consolidation of VIEs. Current maturities of long-term debt which includes the maturity of the 6.375% Euro Note and European credit facilities represents $1,195.8 million, with a weighted-average interest rate of 6.13% at June 30, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $205.4 million (as restated), of which $105.5 million (as restated) related to VIEs consolidated in the period, was short-term debt of international subsidiaries, with a weighted-average interest rate of 6.23% (as restated) at June 30, 2004 ($146.7 million (as restated) and 4.81% at December 31, 2003, respectively).

Long-term Debt and Financing Arrangements

At June 30, 2004, Goodyear had long-term credit arrangements totaling $6.23 billion, of which $624.6 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table presents long-term debt at June 30, 2004 and December 31, 2003:

	Restated
(In millions)	2004	2003
6.375% Euro notes due 2005	$484.3	$504.6
5.375% Swiss franc bonds due 2006	126.3	128.0

Notes:
6 5/8% due 2006	224.9	264.5
8 1/2% due 2007	300.0	300.0
6 3/8% due 2008	99.8	99.8
7 6/7% due 2011	650.0	650.0
Floating rate notes due 2011	200.0	—
11% due 2011	447.4	—
7% due 2028	149.1	149.1

Bank term loans:
$645 million senior secured U.S. term facility due 2005	—	583.3
$400 million senior secured term loan European facility due 2005	400.0	400.0
$800 million senior secured asset-backed term loan due 2006	800.0	800.0
$650 million senior secured asset-backed term loan due 2006	650.0	—

Revolving credit facilities due 2005 and 2006	320.0	839.0

Other domestic and international debt	207.0	173.3

	5,058.8	4,891.6
Capital lease obligations	52.6	47.7

	5,111.4	4,939.3
Less portion due within one year	1,195.8	113.5

	$3,915.6	$4,825.8

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

$650 Million Senior Secured European Facilities

Goodyear Dunlop Tires Europe B.V. (“GDTE”) is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of June 30, 2004, there were borrowings of $250 million and $400 million under the European revolving and term facilities, respectively.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1.95 Billion Senior Secured Asset-Backed Credit Facilities

The Company has also entered into senior secured asset-backed credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. On February 20, 2004, the Company added a $650 million term loan tranche to the facility, not subject to the borrowing base, and with junior liens on the collateral securing the facility. As of June 30, 2004, there were borrowings of $70 million and $800 million under the revolving credit and term loan asset-backed facilities, respectively. As of June 30, 2004, the $650 million tranche was fully drawn. The facilities mature on March 31, 2006.

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

	Twelve Months Ended June 30,
(In millions)	2005	2006	2007	2008	2009
Debt incurred under or supported by revolving credit agreements	$250.0	$70.0	$—	$—	$—
Other – international	436.3	20.4	63.7	2.2	3.7
Other – domestic	509.5	1,578.1	526.7	101.7	1.7

	$1,195.8	$1,668.5	$590.4	$103.9	$5.4

NOTE 6. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

Goodyear and its subsidiaries provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement. The benefit

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

obligation for other postretirement benefits includes $13.9 million for the increase in the Company’s contribution requirements based upon the attainment of certain profit levels by certain businesses in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP), was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches. Rules defining “actuarially equivalency” to the Medicare Part D benefit under the Act for purposes of determining which plans would qualify for the subsidy have not yet been finalized. As such, the Company’s measures of accumulated plan benefit obligations and net periodic postretirement benefit cost currently do not reflect any amounts associated with the subsidy. The Company, however, does not expect the adoption of the Act, or the FSP, once the rules are finalized, to have a material impact on the Company’s consolidated financial statements.

     Pension cost follows:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost – benefits earned during the period	$22.3	$31.3	$45.1	$62.0
Interest cost on projected benefit obligation	105.6	101.4	211.1	201.9
Expected return on plan assets	(87.5)	(78.0)	(172.4)	(155.2)
Amortization of unrecognized: — prior service cost	18.7	18.8	37.8	37.7
— net (gains) losses	29.2	31.6	60.9	63.3
— transition amount	0.3	0.3	0.6	0.5

Net periodic pension cost	88.6	105.4	183.1	210.2
Curtailments / settlements	0.1	7.6	0.9	11.3

Total pension cost	$88.7	$113.0	$184.0	$221.5

     The Company expects to contribute approximately $160 million to its domestic pension plans and approximately $60 million to its foreign pension plans in 2004. For the three and six month periods ended June 30, 2004, the Company contributed $28.1 million (as restated) and $43.7 million (as restated), respectively, to these plans.

     Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Service cost – benefits earned during the period	$6.4	$6.2	$12.7	$12.9
Interest cost on projected benefit obligation	49.2	45.3	98.2	89.2
Amortization of unrecognized: — prior service cost	11.9	4.5	23.8	9.0
— net (gains) losses	9.2	8.4	18.3	18.3

Net periodic postretirement cost	76.7	64.4	153.0	129.4
Curtailments / settlements	—	4.9	—	7.3

Total postretirement cost	$76.7	$69.3	$153.0	$136.7

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

Warranty

At June 30, 2004, Goodyear had recorded liabilities, included in other current liabilities, totaling $15.6 million (as restated) ($12.5 million (as restated) at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first six months of 2004 and 2003:

	Restated
(In millions)	2004	2003
Balance at January 1	$12.5	$11.2
Settlements made during the period	(9.8)	(7.0)
Additional accrual for warranties issued during the period	10.7	7.7
Translation adjustments	(0.2)	—
Impact of FIN 46	2.4	—

Balance at June 30	$15.6	$11.9

Environmental Matters

Goodyear had recorded liabilities totaling $33.7 million (as restated) and $32.6 million (as restated) for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by Goodyear, at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $6.8 million (as restated) and $7.5 million (as restated) were included in Other current liabilities at June 30, 2004 and December 31, 2003, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of Goodyear’s ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

Goodyear had recorded liabilities, on a discounted basis, totaling $205.0 million and $195.7 million (as restated) for anticipated costs related to workers’ compensation at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $118.1 million and $112.6 million (as restated) were included in Current Liabilities as part of Compensation

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and benefits at June 30, 2004 and December 31, 2003, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on Goodyear’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $481.4 million (as restated) and $495.3 million (as restated) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear at June 30, 2004 and December 31, 2003, respectively. Of these amounts, $143.6 million (as restated) and $147.4 million (as restated) were included in Other current liabilities at June 30, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $125.7 million (as restated) at June 30, 2004 and $210.2 million (as restated) at December 31, 2003. The decrease in insurance receivables between the two periods is primarily due to the receipt of insurance funds related to the Heatway settlement. Of these amounts, $10.5 million (as restated) and $91.5 million (as restated) were included in Current Assets as part of Accounts and notes receivable at June 30, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 25,000 cases by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $223 million (as restated) through June 30, 2004 and approximately $212 million (as restated) through December 31, 2003.

A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2004	2003(2)	2002(2)
Pending claims, beginning of period	118,000	99,700	64,200
New claims filed	7,200	26,700	38,900
Claims settled/dismissed	(1,800)	(8,400)	(3,400)

Pending claims, end of period	123,400	118,000	99,700

Payments (1)	$16.9	$29.6	$18.8

(1)	Represents amount spent by Goodyear and its insurers on asbestos litigation defense and claim resolution.

(2)	Changes in claims tracking methods resulted in a modification of previously reported claims for these periods.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company, based on the advice of the valuation firm, had recorded liabilities for both asserted and unasserted claims at June 30, 2004 totaling $128.6 million (as restated), inclusive of defense costs, compared to $134.7 million (as restated) at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analyses based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at June 30, 2004 is $46.6 million (as restated) compared to $54.4 million (as restated) at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation firm during the preparation of the 2003 consolidated financial statements. At June 30, 2004, the Company’s liability with respect to asserted claims and related defense costs was $82.0 million (as restated) compared to $80.3 million (as restated) at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and June 30, 2004.

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

     The valuation firm also reviewed our method for valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of June 30, 2004, (i) we had recorded a receivable related to asbestos claims of $116.5 million (as restated), compared to $121.3 million (as restated) at December 31, 2003, and (ii) we expect that approximately 91% of asbestos claim related losses will be recoverable up to its accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $9.9 million (as restated) and $11.8 million (as restated) was included in Current Assets as part of Accounts and notes receivable at June 30, 2004 and December 31, 2003, respectively.

     The Company believes that at June 30, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $116.5 million (as restated) insurance receivable recorded at June 30, 2004. The Company also had approximately $23 million in aggregate limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at June 30, 2004.

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

     Refer to Part II, Item 1, Legal Proceedings in the Form 10-Q filed on August 5, 2004, for further information about Heatway matters.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BUSINESS SEGMENTS

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Sales:
North American Tire	$1,992.8	$1,692.0	$3,766.7	$3,284.2
European Union Tire	1,060.4	961.7	2,171.1	1,890.3
Eastern Europe, Middle East and Africa Tire (formerly Eastern Europe, Africa and Middle East Tire)	300.8	268.6	583.8	496.0
Latin American Tire	291.4	258.3	594.0	490.0
Asia/Pacific Tire	328.0	149.1	650.6	289.8

Total Tires	3,973.4	3,329.7	7,766.2	6,450.3
Engineered Products	368.1	299.0	712.8	590.9
Chemical Products	377.0	303.6	735.0	603.1

Total Segment Sales	4,718.5	3,932.3	9,214.0	7,644.3
Inter-SBU Sales	(199.3)	(179.2)	(392.9)	(356.9)
Other	0.2	1.0	0.2	13.2

Net Sales	$4,519.4	$3,754.1	$8,821.3	$7,300.6

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Segment Operating Income (Loss):
North American Tire	$31.2	$(12.9)	$1.2	$(79.6)
European Union Tire	56.7	37.7	126.5	60.3
Eastern Europe, Middle East and Africa Tire	45.8	34.4	88.4	55.3
Latin American Tire	61.8	34.0	123.5	60.8
Asia/Pacific Tire	16.6	12.7	25.0	25.9

Total Tires	212.1	105.9	364.6	122.7
Engineered Products	32.8	20.1	54.8	11.4
Chemical Products	43.0	20.6	85.1	52.0

Total Segment Operating Income	287.9	146.6	504.5	186.1
Rationalizations and asset sales	(8.3)	(30.1)	(29.3)	(90.5)
Accelerated depreciation charges and asset write-offs	(0.6)	(0.7)	(4.9)	(8.2)
Interest expense	(88.5)	(82.4)	(172.6)	(140.8)
Foreign currency exchange	2.1	(18.6)	(3.9)	(20.4)
Minority interest in net income of subsidiaries	(18.6)	(12.7)	(24.7)	(22.1)
Inter-SBU income	(31.7)	(18.2)	(64.5)	(36.0)
Financing fees and financial instruments	(27.2)	(25.1)	(60.5)	(53.1)
Equity in earnings (losses) of corporate affiliates	0.7	(4.2)	0.6	(8.7)
General and product liability – discontinued products	(8.0)	9.1	(17.2)	(10.0)
Expenses for insurance fire loss deductibles	—	—	(11.7)	—
Professional fees associated with the restatement	(9.0)	—	(24.3)	—
Other	(9.1)	(6.7)	(23.1)	(8.1)

Income (Loss) before Income Taxes	$89.7	$(43.0)	$68.4	$(211.8)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Rationalizations:
North American Tire	$4.1	$—	$5.7	$48.5
European Union Tire	4.3	8.1	24.9	17.1
Eastern Europe, Middle East and Africa Tire	—	(0.1)	—	(0.1)
Latin American Tire	1.3	4.6	1.8	5.5
Engineered Products	0.3	2.6	0.2	3.2
Corporate	—	0.2	1.2	1.9

Total Rationalizations	$10.0	$15.4	$33.8	$76.1

Other (Income) and Expense:
North American Tire	$(0.9)	$—	$(1.5)	$—
European Union Tire	(0.8)	(0.8)	(1.9)	(1.1)
Asia/Pacific Tire	—	(2.1)	—	(2.1)
Engineered Products	—	—	(1.3)	—
Corporate(1)	34.9	32.6	84.3	77.4

Total Other (Income) and Expense	$33.2	$29.7	$79.6	$74.2

(1)	Includes the expense for general & product liability-discontinued products, insurance fire loss deductibles, and financing fees and financial instruments. See Note 3, Other (Income) and Expense, for further discussion.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. FUTURE LIQUIDITY REQUIREMENTS

As of June 30, 2004, the Company had $1.31 billion (as restated) in cash and cash equivalents, of which $428.0 million was held in the United States and $322.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of June 30, 2004, approximately $217 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At June 30, 2004, the Company also had $788.0 million (as restated) of unused availability under its various credit agreements.

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

NOTE 12. SUBSEQUENT EVENTS

On July 2, 2004, Goodyear closed its previously announced offering of 4% Convertible Senior Notes due June 15, 2034 (i.e., an equity-linked security), the proceeds of which are to be used for the paydown of a portion of existing debt and for general corporate purposes. The offering included $350 million in aggregate principal, which reflected the exercise in full of a $50 million initial purchasers’ option. The notes are convertible into shares of Goodyear’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. Refer to Part II, Item 2 in the Form 10-Q, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, for further information about the Convertible Senior Notes.

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s consolidated financial information previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed on August 5, 2004 (the “Form 10-Q”). The restatement also affects the three and six month periods ended June 30, 2003. The adjustments increased net income by $4.7 million for the three months ended June 30, 2004 and reduced the net loss by $3.5 million for the six months ended June 30, 2004. For the three month period ended June 30, 2003, restatement adjustments increasing the net loss by $6.6 million were recorded and for the six month period ended June 30, 2003, adjustments increasing the net loss by $10.6 million were recorded.

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

     We had net income of $29.8 million (as restated) in the second quarter of 2004 compared to a net loss of $59.6 million (as restated) for the same period in 2003. Our consolidated results are significantly dependent on the performance of our North American Tire segment. For the second quarter of 2004, North American Tire had segment operating income of $31.2 million (as restated) compared to a segment operating loss of $12.9 million (as restated) for the second quarter of 2003. The improvement was due primarily to sustained improvement in pricing and product mix as sales of Goodyear-brand tires remained strong. Additional improvement was a result of savings from rationalization programs and higher volume due to strong sales in the consumer replacement market and commercial OE markets. Our second largest segment, European Union Tire, had segment operating income of $56.7 million (as restated) and $37.7 million (as restated) in the second quarter of 2004 and 2003, respectively. The improvement in the European Union segment is also due to improved product and price mix.

     The segment operating income in each of our other five segments also increased compared to the prior year period. For the second quarter of 2004, the Eastern Europe, Middle East and Africa Tire segment reported segment operating income of $45.8 million compared to $34.4 million in the second quarter of 2003. Latin American Tire reported segment operating income of $61.8 million (as restated) in the second quarter of 2004 compared to $34.0 million (as restated) in the second quarter of 2003. Segment operating income for Asia/Pacific Tire of $16.6 million (as restated) for the second quarter of 2004 increased from $12.7 million reported in the second quarter of 2003. Engineered Products and Chemical Products reported second quarter 2004 operating income of $32.8 million (as restated) and $43.0 million, respectively, as compared to 2003 second quarter operating income of $20.1 million (as restated) and $20.6 million, respectively.

     High raw material costs, particularly for natural rubber, continues to negatively impact our results. Increases in raw material costs increased our Cost of Goods Sold by approximately $41 million and $71 million in the second quarter and first six months of 2004, respectively. We expect that raw material costs will increase between 5% and 7% in 2004 compared to 2003. Interest expense remains high due to our increased level of debt. Interest expense increased from $82.4 million in the second quarter of 2003 to $88.5 million (as restated) in the second quarter of 2004. Our results for the first six months of 2004 were favorably impacted by stronger than expected growth in the tire industry in a number of markets. In particular, the North American and European OE commercial and consumer replacement markets experienced stronger than anticipated sales.

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

RESULTS OF OPERATIONS

CONSOLIDATED

     Net sales in the second quarter of 2004 were $4.52 billion (as restated), increasing 20.4% from $3.75 billion in the 2003 second quarter. Net income of $29.8 million (as restated) or $0.17 per share (as restated) was recorded in the 2004 second quarter compared to a net loss of $59.6 million (as restated) or $0.34 per share (as restated) in the 2003 period. The 2004 second quarter included an after-tax rationalization charge of $8.6 million or $0.05 per share compared to an after-tax rationalization charge of $11.5 million or $0.06 per share in 2003.

     In the first six months of 2004, sales of $8.82 billion (as restated) increased 20.8% from $7.30 billion in the 2003 period. A net loss of $48.3 million (as restated) or $0.28 per share (as restated) was recorded in the 2004 first half compared to a net loss of $260.1 million (as restated) or $1.48 per share (as restated) in the 2003 first half. The 2004 first half included an after-tax rationalization charge of $29.1 million or $0.16 per share compared to an after-tax rationalization charge of $69.2 million or $0.39 per share in 2003.

     Revenues in the second quarter of 2004 increased approximately $765 million (as restated) from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $327 million in the second quarter. Revenue increases of approximately $189 million (as restated), attributable to pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire and revenue increases of approximately $168 million, attributable to higher unit volume primarily in North American Tire, Engineered Products and European Union Tire had a favorable impact on second quarter 2004 revenues. 2004 revenue also benefited from the positive impact of currency translation of approximately $86 million in the second quarter, mainly in Europe.

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

     Revenues in the first half of 2004 increased approximately $1.52 billion (as restated) from the 2003 period largely as a result of the consolidation of two variable interest entities in accordance with FIN 46 of approximately $581 million. Higher unit volume of approximately $330 million (as restated), driven by North American Tire and Engineered Products, and pricing and product mix improvements, primarily in North American Tire, Latin American Tire and Eastern Europe Tire of approximately $308 million (as restated) had a favorable impact on revenues in the first half of 2004. Additionally, the impact of currency translation of approximately $312 million, mainly in Europe, benefited 2004 sales.

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

     Cost of goods sold (CGS) increased approximately $550 million (as restated), or 18.1%, but decreased to 79.5% (as restated) of net sales, in the second quarter of 2004, compared to 81.0% in the 2003 period. CGS in the second quarter of 2004 increased by approximately $274 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was increased by approximately $112 million due to higher volume, largely in North American Tire, Engineered Products, and European Union Tire, and was negatively impacted by currency translation of approximately $68 million, primarily in Europe. Increased manufacturing costs related to changes in product mix of approximately $68 million, (as restated) in part related to North American Tire and Chemical Products, and increased raw material costs of approximately $41 million were partially offset by savings from rationalization programs of approximately $34 million.

     CGS increased approximately $1.06 billion (as restated), or 17.7%, but decreased to 80.1% of net sales in the first six months of 2004, compared to 82.2% (as restated) in the 2003 period. CGS in the first half of 2004 increased by approximately $482 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. Additionally, increased unit volume of approximately $231 million, currency translation of approximately $219 million and increases in product mix of approximately $151 million (as restated) increased the 2004 CGS. Higher raw material costs of approximately $59 million (as restated) were partially offset by savings from rationalization programs of approximately $56 million which favorably impacted 2004 CGS. In 2003, CGS was adversely impacted by adjustments that were related to the

Engineered Products Segment and recorded in conjunction with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This 2003 account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     Selling, administrative and general expense (SAG) in the second quarter of 2004 increased approximately $98 million (as restated), or 16.4%, compared to the 2003 period but decreased to 15.3% of net sales in 2004 compared to 15.8% in the 2003 period. SAG in the second quarter of 2004 increased by approximately $51 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was also unfavorably impacted by increased corporate consulting fees of approximately $15 million, of which approximately $9 million related to professional fees associated with the restatement, currency translation of approximately $12 million, largely in Europe, and increased advertising expense of approximately $16 million, in part due to the launch of the Assurance tire. Higher wages and benefit costs of approximately $13 million were partially offset by savings from rationalization actions of approximately $8 million.

     SAG in the first half of 2004 increased approximately $205.5 million (as restated), or 17.6%, compared to the 2003 period but decreased from 16.0% of net sales in 2003 to 15.6% in 2004. SAG increased in the first half of 2004 compared to the 2003 period primarily as a result of the consolidation of two variable interest entities totaling approximately $101 million (as restated). Currency translation of approximately $48 million, increased corporate consulting fees of approximately $36 million, of which approximately $24 million related to professional fees associated with the restatement, and higher advertising expenses of approximately $27 million also led to higher SAG expense. SAG in the 2004 period benefited from approximately $16 million in savings from rationalization programs.

     Interest expense increased 7.4% from $82.4 million in the second quarter of 2003 to $88.5 million (as restated) in the second quarter of 2004 primarily as a result of higher average debt outstanding. For the first six months of 2004, interest expense increased 22.6% to $172.6 million (as restated) compared to the 2003 period, primarily as a result of the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of off-balance sheet accounts receivable facilities and replacement of such facilities with $1.30 billion in secured asset-backed facilities.

     Other (Income) and Expense was $33.2 million (as restated) net expense in the 2004 second quarter compared to $29.7 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $27.2 million (as restated) and $25.1 million in the second quarters of 2004 and 2003, respectively. Other (Income) and Expense for the second quarter of 2004 included a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in the North American Tire and European Union Tire segments and a loss of $0.7 million (as restated) ($0.6 million (as restated) after tax or $0.00 per share (as restated)) on the sale of retail outlets in European Union Tire. Other (Income) and Expense for the second quarter of 2003 included a loss of $18.1 million (as restated) ($9.2 million (as restated) after tax or $0.05 per share) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets and retail outlets in the European Union Tire segment and a gain of $3.4 million ($2.8 million after tax or $0.02 per share) on the sale of land in the Asia/Pacific Tire segment and the sale of assets in the European Union Tire segment. General and product liability-discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $8.0 million (as restated) of expense recorded in the second quarter of 2004, $3.2 million relates to Entran II claims and $4.8 million (as restated) relates to asbestos claims, net of probable insurance recoveries. For the second quarter of 2003, net probable insurance recoveries of $61.8 million related to asbestos were recorded, the effects of which were partially offset by expenses of $52.7 million related to Entran II claims.

     For the first half of 2004, Other (Income) and Expense was $79.6 million (as restated) net expense compared to $74.2 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $60.5 million (as restated) and $53.1 million in the first half of 2004 and 2003, respectively. Other (Income) and Expense in 2004 also included a gain of $7.1 million (as restated) ($5.3 million (as restated) after tax or $0.03 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products segments and a loss of $2.6 million (as restated) ($2.1 million (as restated) after tax or $0.01 per share) on the sale of corporate assets and assets in the European Union Tire segment. Other (Income) and Expense in the first six months of 2003 included a loss of $19.0 million (as restated) ($9.9 million (as restated) after tax or $0.06 per share (as restated)) on the sale of SRI shares and retail outlets in European Union Tire and a gain of $4.6 million ($3.8 million after tax or $0.02 per share) resulting from the sale of land in the Asia/Pacific Tire and the sale of assets in European Union Tire. Of the $17.2 million (as restated) of expense recorded in the first six months of 2004, $9.9 million relates to Entran II claims and $7.3 million (as restated) relates to asbestos claims, net of probable insurance recoveries. During the first six months of 2003, expenses of $55.6 million related to Entran II claims were partially offset by $45.6 million in net probable insurance recoveries related to asbestos.

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

     Foreign currency exchange gain was $2.1 million (as restated) in the 2004 second quarter compared to a loss of $18.6 million (as restated) in the 2003 quarter. Foreign currency exchange in the 2004 second quarter was favorably impacted compared to the second quarter of 2003 primarily due to the strengthening of U.S. dollar denominated items in Brazil. For the first half of 2004, foreign currency exchange loss was $3.9 million (as restated) compared to a loss of $20.4 million (as restated) in the 2003 period. Foreign currency exchange in the first six months of 2004 was favorably impacted by approximately $14 million due to the strengthening of U.S. dollar denominated monetary items in Brazil.

     For the 2004 first half, Goodyear recorded tax expense of $116.7 million (as restated) ($59.9 million (as restated) for the second quarter) on income before income taxes and minority interest in net income of subsidiaries of $93.1 million (as restated) ($108.3 million (as restated) for the second quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first and second quarters are net favorable tax adjustments of $1.9 million and $4.9 million, respectively. These favorable tax adjustments relate to the settlement of prior years’ tax liabilities, which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries deferred tax assets. For the first half of 2003, Goodyear recorded tax expense of $48.3 million (as restated) ($16.6 million (as restated) for the second quarter) on a loss before taxes and minority interest in net income of subsidiaries of $189.7 million (as restated) ($30.3 million (as restated) for the second quarter).

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

     For the first six months of 2004, net charges of $33.8 million ($29.1 million after tax or $0.16 per share) were recorded, which included reversals of $0.4 million ($0.3 million after tax or $0.00 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $34.2 million ($29.4 million after tax or $0.17 per share). Included in the $34.2 million of new charges are $9.7 million of expenses, consisting of $2.0 million of associate-related costs and $6.7 million of other than associate-related costs incurred during the first six months of 2004 related to plans initiated in 2003, and $1.0 million of associate related costs for a plan initiated in 2000. Of the $24.5 million of new charges for plans initiated in 2004, $24.1 million relates to future cash outflows, primarily associate severance costs, and $0.4 million relates to non-cash pension curtailments.

     In the second quarter of 2004, $22.4 million and $8.1 million (as restated) was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. During the first six months of 2004, $67.3 million and $11.7 million (as restated) was incurred primarily for severance payments, and non-cancelable lease costs and other exit costs, respectively. The majority of the remaining $99.3 million (as restated) accrual balance at June 30, 2004 for all programs is expected to be utilized by December 31, 2004.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin American Tire, and Engineered Products segments. During the second quarter of 2004, $0.3 million was recorded as CGS and $0.3 million was recorded as SAG expense for accelerated depreciation charges. For the first six months of 2004, $4.5 million was recorded as CGS and $0.4 million was recorded as SAG expense for accelerated depreciation charges.

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

     The remaining reserve for costs related to the completion of the Company’s rationalization actions was $99.3 million (as restated) at June 30, 2004, compared to $143.0 million (as restated) at December 31, 2003. The majority of the remaining accrual balance for all programs of $99.3 million (as restated) at June 30, 2004 is expected to be utilized by December 31, 2004.

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

     Total segment operating income was $287.9 million (as restated) in the second quarter of 2004, increasing 96.4% from $146.6 million (as restated) in the 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2004 was 6.1%, compared to 3.7% (as restated) in the 2003 period.

     In the first six months of 2004, total segment operating income was $504.5 million (as restated), increasing 171.1% from $186.1 million (as restated) in the 2003 period. Total segment operating margin in the first six months of 2004 was 5.5%, compared to 2.4% in the 2003 period.

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

North American Tire

	Restated
	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	25.7	25.3	0.4	1.6%	50.4	50.1	0.3	0.7%
Sales	$1,992.8	$1,692.0	$300.8	17.8	$3,766.7	$3,284.2	$482.5	14.7
Segment Operating Income (Loss)	31.2	(12.9)	44.1	341.9	1.2	(79.6)	80.8	101.5
Segment Operating Margin	1.6%	(0.8)%			0.0%	(2.4)%

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

     Revenues increased approximately $301 million (as restated), or 17.8%, in the second quarter of 2004 from the 2003 period due primarily to the consolidation of T&WA in January 2004 in accordance with FIN 46. Consolidation of T&WA benefited 2004 sales by approximately $152 million. Favorable pricing and product mix of approximately $84 million (as restated), primarily in the consumer and commercial replacement markets, positively impacted sales compared to 2003. Increased volumes of approximately $68 million, due largely to strong sales in the consumer and commercial replacement markets also favorably impacted sales in the 2004 second quarter.

     For the first six months of 2004, revenues increased approximately $483 million (as restated), or 14.7%, from the 2003 period due largely to the consolidation of T&WA of approximately $226 million. Sales were also impacted by favorable pricing and product mix of approximately $152 million (as restated), primarily due to strong replacement sales, and increased volume of approximately $105 million, mainly in the commercial OE and consumer replacement markets.

     North American Tire segment operating income in the second quarter of 2004 increased approximately $44 million (as restated) compared to the 2003 quarter. Improved pricing and product mix of approximately $48 million (as restated), primarily in the consumer markets, higher volume of approximately $16 million (as restated), primarily due to strong sales in consumer replacement market and commercial OE markets, and a reduction of approximately $6 million in general and product liability expense favorably impacted 2004 segment operating income. The 2004 period was unfavorably impacted by increased raw material costs of approximately $24 million, higher conversion costs of approximately $17 million (as restated) and increased advertising costs of approximately $11 million, due primarily to the Assurance product launch. These costs were partially offset by savings from rationalization programs of approximately $22 million (as restated). Also positively impacting 2004 segment operating income by approximately $1 million is the consolidation of T&WA in 2004 in accordance with FIN 46.

     North American Tire segment operating loss in the first half of 2004 decreased approximately $81 million (as restated), or 101.5%, from the 2003 period. Favorable impacts included improvements in pricing and product mix of approximately $75 million (as restated), primarily in the consumer replacement and consumer OE markets, and increased volume of approximately $27 million due to strong sales in commercial OE and consumer replacement markets. Unfavorable effects from increases in raw material costs of approximately $34 million and higher conversion costs of approximately $22 million (as restated) were partially offset by savings from rationalization programs of approximately $35 million. The consolidation of T&WA in 2004 in accordance with FIN 46 also positively impacted the 2004 period by approximately $1 million.

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

European Union Tire

	Restated
	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	15.4	14.9	0.5	3.2%	31.7	30.7	1.0	3.1%
Sales	$1,060.4	$961.7	$98.7	10.3	$2,171.1	$1,890.3	$280.8	14.9
Segment Operating Income	56.7	37.7	19.0	50.4	126.5	60.3	66.2	109.8
Segment Operating Margin	5.3%	3.9%			5.8%	3.2%

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

     Revenues in 2004 increased approximately $99 million (as restated), or 10.3%, in the second quarter from the 2003 period due to positive currency translation of approximately $65 million, driven mainly by the strong Euro, and higher volume of approximately $32 million, largely due to strong replacement and OE market sales.

     Revenues in the first half of 2004 increased approximately $281 million (as restated), or 14.9%, compared to 2003 due mainly to positive effects of currency translation, primarily the Euro, of approximately $195 million. Additionally, higher volume of approximately $64 million, largely in the replacement market, and improved pricing and product mix of approximately $22 million (as restated), due mostly to strong replacement sales, increased revenues in 2004.

     For the second quarter of 2004, segment operating income increased approximately $19 million (as restated), or 50.4%, compared to 2003 due to improved pricing and product mix of approximately $14 million (as restated), higher volume in the replacement and OE markets of approximately $8 million and the favorable impact of currency translation of approximately $2 million. The negative effects of higher SAG of approximately $10 million (as restated), due to higher selling expenses to support increased volumes and the sale of premium brand tires, and rising raw material costs of approximately $6 million were partially offset by savings from rationalization actions of approximately $10 million.

     For the first six months of 2004, segment operating income increased approximately $66 million (as restated), or 109.8%, compared to 2003 due to improved pricing and product mix of approximately $25 million, the benefit from higher production volume and productivity improvements of approximately $23 million, and savings from rationalization actions of approximately $20 million. Stronger volume of approximately $15 million, primarily in the replacement market, and the positive effect of currency translation of approximately $7 million also favorably impacted 2004 segment operating income.

Higher SAG costs of approximately $18 million (as restated), related to higher selling expenses to support increased volumes and the sale of premium brand tires, and increased raw material costs of approximately $10 million negatively affected segment operating income in the first six months of 2004 compared to 2003.

     Segment operating income in the first six months of 2004 did not include net rationalization charges totaling $24.9 million and a gain on asset sales of $2.3 million (as restated), including $4.3 million rationalization charges and $0.8 million (as restated) gain on asset sales in the second quarter. Segment operating income in the first six months of 2003 did not include net rationalization charges totaling $17.1 million and a gain on asset sales of $1.1 million (as restated) including $8.1 million of net rationalization charges and a gain on sale of assets of $0.8 million (as restated) in the second quarter.

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

     Segment operating income in the 2004 second quarter increased approximately $11 million, or 33.1%, from the 2003 quarter. Segment operating income for the 2004 period was favorably impacted by improved pricing and product mix of approximately $14 million, related to strong sales of high performance truck tires, and approximately $5 million related to higher volume, primarily due to increased sales in Turkey, Central Eastern Europe and Russia. Higher SAG costs of approximately $6 million, mainly due to increased advertising costs related to the launch of new products, and increases in raw material prices of approximately $1 million negatively impacted the 2004 period.

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

Latin American Tire

	Restated
	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.6	4.4	0.2	5.3%	9.6	9.1	0.5	6.1%
Sales	$291.4	$258.3	$33.1	12.8	$594.0	$490.0	$104.0	21.2
Segment Operating Income	61.8	34.0	27.8	81.8	123.5	60.8	62.7	103.1
Segment Operating Margin	21.2%	13.2%			20.8%	12.4%

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

     Segment operating income in the 2004 second quarter increased approximately $28 million, or 81.8%, from the 2003 period. Segment operating income was favorably impacted by approximately $23 million related to improvements in pricing levels and product mix. The benefit from higher volume of approximately $5 million, largely in the replacement market, and the savings from rationalization actions of approximately $3 million more than offset negative effects of rising raw material costs of approximately $2 million.

     Segment operating income in the first six months of 2004 increased approximately $63 million, or 103.1%, from the 2003 period due primarily to approximately $57 million related to price increases and improved product mix in the replacement markets. Volume increases of approximately $9 million, savings from rationalization programs of approximately $4 million and lower conversion costs of approximately $4 million, also favorably impacted 2004 segment operating income. Partially offsetting these positive effects are rising raw material costs of approximately $10 million and higher SAG costs of approximately $5 million, related in part to higher advertising costs.

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

Asia/Pacific Tire

	Restated
	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.7	3.5	1.2	36.9%	9.8	6.8	3.0	44.3%
Sales	$328.0	$149.1	$178.9	120.0	$650.6	$289.8	$360.8	124.5
Segment Operating Income	16.6	12.7	3.9	30.7	25.0	25.9	(0.9)	(3.5)
Segment Operating Margin	5.1%	8.5%			3.8%	8.9%

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

     Revenues in the 2004 second quarter increased approximately $179 million (as restated), or 120.0%, compared to the 2003 period due primarily to the consolidation of SPT in 2004 in accordance with FIN 46. Consolidation of SPT benefited 2004 sales by approximately $174 million (as restated). Also benefiting 2004 sales was improved pricing and product mix of approximately $7 million (as restated). Lower volume, largely in the commercial market, of approximately $4 million had an unfavorable impact on revenues in the 2004 period.

     For the six months, revenues increased approximately $361 million (as restated), or 124.5%, compared to the 2003 period primarily due to the consolidation of SPT in 2004 in accordance with FIN 46. Consolidation of SPT benefited 2004 sales by approximately $355 million (as restated). The favorable impact of currency translation of approximately $9 million, primarily in India and Australia, offset a decline in volume of approximately $10 million, primarily in the commercial market, in the first six months of 2004. Additionally, price increases and improved product mix increased revenues by approximately $8 million.

     Segment operating income in the second quarter increased approximately $4 million, or 30.7%, compared to the 2003 period due to improved pricing and product mix of approximately $8 million offsetting higher raw material costs of approximately $4 million and SAG expenses of approximately $1 million (as restated). Also positively impacting 2004 segment operating income by approximately $1 million is the consolidation of SPT in 2004 in accordance with FIN 46.

     For the first half of 2004, segment operating income decreased approximately $1 million (as restated), or (3.5)%, compared to the 2003 period due to price increases and improved product mix of approximately $10 million and lower conversion costs of approximately $2 million. Increases in raw material costs of $7 million, higher SAG expenses of $2 million and volume decreases of approximately $2 million negatively impacted segment operating income in 2004. The consolidation of SPT in 2004 in accordance with FIN 46 had a negative impact on the 2004 period of approximately $2 million.

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

     Engineered Products

	Restated
	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$368.1	$299.0	$69.1	23.1%	$712.8	$590.9	$121.9	20.6%
Segment Operating Income	32.8	20.1	12.7	63.2	54.8	11.4	43.4	380.7
Segment Operating Margin	8.9%	6.7%			7.7%	1.9%

Engineered Products revenues increased approximately $69 million, or 23.1%, in the second quarter of 2004 from 2003 due largely to improved volume of approximately $46 million (as restated) and favorable product mix of approximately $17 million, both as a result of strong military, OE and replacement sales. The favorable effect of currency translation of approximately $6 million (as restated), mainly in Canada, South Africa and Europe, also benefited the 2004 revenues.

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

     Segment operating income increased approximately $13 million (as restated), or 63.2%, in the second quarter of 2004 compared to the 2003 period due primarily to increased volume of approximately $22 million, due mainly to the military and industrial business. Additionally, 2004 segment operating income was favorably impacted by savings from rationalization actions of approximately $5 million. Approximately $6 million in higher conversion costs, higher freight costs of approximately $2 million and higher SAG costs of approximately $2 million to support increased sales levels unfavorably affected the 2004 quarter. Also negatively impacting the 2004 quarter were marketing incentives of approximately $2 million, higher research and development costs of approximately $1 million and increased raw material costs of approximately $1 million.

     For the six-month period, segment operating income increased approximately $43 million, or 380.7%, in 2004 compared to the 2003 period due primarily to a $32 million increase in volume, mainly due to military and industrial sales. Additionally, savings from rationalization actions of approximately $11 million contributed to the increase. The 2003 first quarter included approximately $19 million of account reconciliation adjustments made in connection with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. Increased conversion costs of approximately $5 million, higher SAG costs, to support increased sales levels, of approximately $3 million and increased freight costs of approximately $3 million unfavorably impacted 2004 segment operating income. Also negatively affecting the 2004 period were marketing incentives of approximately $2 million, inventory revaluations of approximately $1 million and facility start-up costs of approximately $1 million.

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

Chemical Products revenues increased approximately $73 million, or 24.2%, in the 2004 second quarter compared to the 2003 period. Approximately 64% of the total pounds of synthetic materials sold by the Chemical Products segment in 2004 were to Goodyear’s other segments. Higher volume of approximately $27 million and higher net selling prices resulting from the pass through of increased raw material and energy costs of approximately $26 million also favorably impacted 2004 revenues. Natural rubber plantations, a rubber processing facility and natural rubber purchasing operations are included in the Chemical Products segment. Revenues in the second quarter of 2004 benefited from increased volume from the natural rubber operations of approximately $19 million.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had $1.31 billion (as restated) in cash and cash equivalents as well as $788.0 million (as restated) of unused availability under its various credit agreements, compared to $1.55 billion (as restated) and $335.0 million at December 31, 2003, and $1.14 billion and $442.1 million at June 30, 2003.

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

OPERATING ACTIVITIES

Net cash flow used in operating activities was $43.7 million (as restated) during the first six months of 2004, as reported on the Company’s Consolidated Statement of Cash Flows. Working capital decreased $0.60 billion to $2.50 billion at June 30, 2004, from $3.10 billion at June 30, 2003, due primarily to an increase of our short-term debt of $1.2 billion and an offsetting increase of $0.6 billion in accounts receivable.

INVESTING ACTIVITIES

Net cash used in investing activities was $205.0 million during the first six months of 2004. Capital expenditures were $164.9 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Restated
	Six Months Ended June 30,
(In millions)	2004	2003
Capital Expenditures	$164.9	$183.4
Depreciation and Amortization	310.1	301.9

FINANCING ACTIVITIES

Net cash flow from financing activities was $42.7 million (as restated) during the first six months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	June 30, 2004	December 31, 2003
Consolidated Debt	$5,316.8	$5,086.0
Debt to Debt and Equity	103.2%	100.6%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $6.60 billion (as restated) available at June 30, 2004, of which $788.0 million (as restated) were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 million were unused and $5.83 billion available at June 30, 2003 of which $442.1 million were unused.

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

     In July 2004, the Emerging Issues Task Force (EITF) reached a tentative conclusion on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument, such as the 4% convertible senior notes discussed above, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. If the Financial Accounting Standards Board approves the provisions of EITF No. 04-08, the provisions are expected to be effective for reporting periods ending after December 15, 2004, including the retroactive restatement to the third quarter of 2004 earnings per share amounts. The adoption would result in an increase in the number of average shares outstanding used in the calculation of diluted earnings per share, however, the exact amount of shares cannot be determined until further guidance is provided by the EITF.

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

	Restated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net Income (Loss)	$29.8	$(59.6)	$(48.3)	$(260.1)
Consolidated Interest Expense	90.5	85.9	177.0	151.4
Income Tax	59.9	16.6	116.7	48.3
Depreciation and Amortization Expense	148.7	154.0	310.1	301.9

EBITDA	$328.9	$196.9	$555.5	$241.5

Credit Agreement Adjustments:
Other (Income) and Expense	26.5	88.0	67.9	109.2
Foreign Currency Exchange	(2.1)	18.6	3.9	20.4
Equity in (Earnings) Losses of Affiliates	(1.9)	2.7	(3.7)	6.2
Minority Interest in Net Income of Subsidiaries	18.6	12.7	24.7	22.1
Non-Cash, Non-Recurring Items	—	—	—	7.5
Rationalizations	10.0	15.4	33.8	76.1
Less Excess Cash Rationalization Charges	—	(4.0)	—	(4.0)

Consolidated EBITDA	$380.0	$330.3	$682.1	$479.0

The Company is subject to additional financial covenants in its primary credit facilities as described in its 2004 Form 10-K. As of June 30, 2004, the Company was in compliance with each of the financial covenants.

Capital Expenditures

The capital expenditure limit in the Company’s U.S. credit facilities for 2004 is approximately $770 million as a result of capital market transactions completed during the first quarter of 2004 and unused capital expenditures carried over from 2003. During the first six months of 2004, capital expenditures totaled approximately $165 million.

Foreign Credit Facilities

As of June 30, 2004, Goodyear had short-term committed and uncommitted bank credit arrangements totaling $368.7 million (as restated), of which $163.3 million (as restated) were unused, compared to $347.0 million and $209.4 million at December 31, 2003. In addition, as of June 30, 2004, Goodyear had availability under long term committed credit facilities of $57.6 million.

Non-Domestic Accounts Receivable Securitization Facilities

As of June 30, 2004, international subsidiaries of Goodyear had $103.5 (as restated) million of available borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $296.8 million at December 31, 2003 and June 30, 2003, respectively. As of June 30, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $100.4 million. The Company is currently working to refinance this facility and the commitment period has been extended to September 2004. If the Company is unable to replace this facility, the Company would pursue other short-term financing alternatives.

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

Future Liquidity Requirements

As of June 30, 2004, the Company had $1.31 billion (as restated) in cash and cash equivalents, of which $428.0 million was held in the United States and $322.8 million was in accounts of GDTE. The remaining amounts were held in the Company’s other non-U.S. operations. The Company’s ability to move cash and cash equivalents among its various operating locations is subject to the operating needs of the operating locations as well as restrictions imposed by local laws and applicable credit facility agreements. As of June 30, 2004, approximately $217 million of cash was held in locations where significant tax or legal impediments would make it difficult or costly to execute monetary transfers. Based upon the Company’s projected operating results, the Company expects that cash flow from operations together with available borrowing under its restructured credit facilities and other sources of liquidity will be adequate to meet the Company’s anticipated cash and cash equivalent requirements including working capital, debt service, minimum pension funding requirements and capital expenditures through December 31, 2004.

     At June 30, 2004, the Company also had $788.0 million (as restated) of unused availability under its various credit agreements.

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

	Payment Due by Period as of June 30, 2004
(In millions)	Restated
Contractual Obligations	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Long-term Debt (1)	$5,264.2	$1,396.2	$1,666.8	$607.7	$100.2	$2.3	$1,491.0
Capital Lease Obligations (2)	78.4	9.4	8.3	7.3	7.1	6.7	39.6
Operating Leases (3)	1,528.0	304.8	257.3	200.3	149.4	111.7	504.5
Binding Commitments (4)	591.7	559.2	13.1	4.5	2.3	2.3	10.3

Total Contractual Cash Obligations	$7,462.3	$2,269.6	$1,945.5	$819.8	$259.0	$123.0	$2,045.4

(1)	Long-term debt payments include notes payable.

(2)	The present value of capital lease obligations is $52.6 million (as restated).

(3)	Operating leases do not include minimum sublease rentals of $43.0 million, $34.7 million, $26.4 million, $19.6 million, $12.7 million and $14.4 million in each of the periods above, respectively, for a total of $150.8 million. Net operating lease payments total $1,377.2 million. The present value of operating leases is $767.3 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(4)	Binding commitments are for normal operations of the Company and include investments in land, buildings and equipment and raw materials purchased through short-term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

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

Restatements Included in the 2004 Form 10-K and this Form 10-Q/A

     On November 5, 2004, the Company announced that it would amend its previously filed financial statements to include financial information related to certain of the Company’s investments in affiliates, and a restatement of the Company’s prior period financial statements to record certain additional out-of-period adjustments identified, recorded and disclosed in the first and second quarters of 2004. The out-of-period adjustments recorded in the first quarter of 2004 consisted of approximately $5 million in expenses relating to the North American Tire workers’ compensation and pension plan discount rate adjustments that were part of the restatement included in the 2003 Form 10-K. The out-of-period adjustments recorded in the second quarter of 2004 consisted of approximately $1 million of income, net, primarily relating to pension adjustments.

     The Company also identified a misclassification of balance sheet deferred tax accounts in the course of preparing its third quarter Form 10-Q. The Company recorded certain deferred tax assets and liabilities on a gross basis beginning in the December 31, 2003 balance sheet, rather than netting short-term deferred tax assets with short-term deferred tax liabilities and long-term deferred tax assets with long-term deferred tax liabilities. This misclassification resulted in an overstatement of total assets and total liabilities by approximately $357 million. There was no effect on shareholders' equity, net income or cash flow previously reported by the Company.

     Following the filing of its third quarter Form 10-Q on November 9, 2004, which reflected a restatement for all known adjustments up to that point in time, Goodyear identified additional out-of-period adjustments affecting the third quarter of 2004 and earlier periods. In addition, on December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning its Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of the matter could have an impact on the Company’s previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment of a 10-year supply agreement between the Company and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. The 2004 Form 10-K and this Form 10-Q/A reflects a resolution of the SPT accounting issues.

Remediation of Internal Control Weaknesses

The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has determined that it would strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Certain measures to strengthen controls were undertaken by the Company prior to the initial filing of the Form 10-Q for the second quarter of 2004 on August 5, 2004 (the “Second Quarter 10-Q Filing”). Prior to January 1, 2004 the Company:

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

     At the time of the Second Quarter 10-Q filing, a number of other initiatives to strengthen the Company’s internal controls were in process or under development. These included:

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

     Since the Second Quarter 10-Q filing, the Company continued to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of the internal control weaknesses/business recommendations identified by PwC, and implemented further actions as necessary in its continuing efforts to strengthen the control process. In addition, the Company undertook a thorough review of its internal controls, including information technology systems and financial reporting, as part of the company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. For a recent evaluation by management of the effectiveness of the Company’s internal controls see “Remediation of May 2004 Material Weaknesses and Reportable Conditions”, “Current Material Weaknesses” and “Compliance with Sarbanes-Oxley Section 404” in Item 9A of the 2004 10-K.

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q/A, the Company has adopted additional remedial measures described above to address the deficiencies in its disclosure controls that existed on June 30, 2004 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q/A properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving its objectives, and future events may impact the effectiveness of a system of controls.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes are disclosed above under “Remediation of Internal Control Weaknesses” as initiatives to strengthen the Company's internal controls that were in process or under development at the time of the Second Quarter 10-Q filing.

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
(g)	Third Amendment dated as of May 27, 2004, to the $750,000,000 Amended and Restated Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as administrative agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
Form 10-Q for the quarter ended June 30, 2004 filed on August 5, 2004, File No. 1-1927).
(h)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(i)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(j)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(k)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(l)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(m)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 5, 2004, File No. 1-1927).
(n)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 5, 2004, File No. 1-1927).
(o)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(p)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
reference, filed as Exhibit 4.7 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(q)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(r)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(s)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 5, 2004, File No. 1-1927).
(t)	Master Guarantee and Collateral Agreement dated as of March 31, 2003 among Goodyear, certain subsidiaries of Goodyear as Grantors and Guarantors, the Lenders named therein and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(u)	Master Guarantee and Collateral Agreement dated as of March 31, 2004, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(v)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(w)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(x)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(y)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(z)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

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

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
10	Material Contracts
	Letter Agreement dated July 14, 2004, between the Company and Robert W. Tieken (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 5, 2004, File No. 1-1927).

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