Form 10-Q/A
period 2004-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-04-28
CIK 42582

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
ITEM 1. RESTATED FINANCIAL STATEMENTS
ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-12 Statement of Computation of Ratio of Earnings
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32.1 906 Certification

EXPLANATORY NOTE

This Amendment No. 1 to The Goodyear Tire & Rubber Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the “Form 10-Q/A”) includes unaudited, restated consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, and a restated consolidated balance sheet as of December 31, 2003. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement adjustments.

     The Goodyear Tire & Rubber Company (the “Company”) has restated, by means of its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on March 16, 2005, its consolidated balance sheet as of December 31, 2003, and consolidated statements of income, cash flows, and shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002. Quarterly financial information for 2004 and 2003 was also affected by the restatement as well as 2002 and prior periods. Note 2 to the consolidated financial statements included in the 2004 Form 10-K shows the impact of the restatement adjustments on periods prior to 2002. The restated amounts for the three and nine months ended September 30, 2004 and the comparable interim periods in 2003 are presented in this Form 10-Q/A. The restated amounts for the first and second quarters of 2004 and the comparable interim periods in 2003 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004.

     Refer to Note 1A, “Restatement,” in this Form 10-Q/A for further information on the restatement impact for the three and nine months ended September 30, 2004 and 2003. Refer also to Note 2, “Restatement” in the Company’s 2004 Form 10-K, for additional discussion on the nature of the restatement adjustments, the impact of the restatement adjustments on net income (loss) and the cumulative impact of the adjustments on the Consolidated Statement of Income and Consolidated Balance Sheet for each annual period.

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

     Except as otherwise described in Item 4 of Part I and “Forward-Looking Information – Safe Harbor Statement,” this Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to November 9, 2004, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s filings with the Securities and Exchange Commission subsequent to November 9, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2004	2003	2004	2003
NET SALES	$4,714.2	$3,906.7	$13,535.5	$11,207.3

Cost of Goods Sold	3,767.3	3,195.6	10,835.9	9,200.3
Selling, Administrative and General Expense	699.8	586.0	2,073.2	1,753.9
Rationalizations (Note 2)	28.8	54.3	62.6	130.4
Interest Expense	95.7	78.9	268.3	219.7
Other (Income) and Expense (Note 3)	28.6	90.2	108.2	164.4
Foreign Currency Exchange Loss	10.6	10.9	14.5	31.3
Equity in (Earnings) Losses of Affiliates	(2.1)	0.5	(5.8)	6.7
Minority Interest in Net Income of Subsidiaries	18.7	8.7	43.4	30.8

Income (Loss) before Income Taxes	66.8	(118.4)	135.2	(330.2)
United States and Foreign Taxes on Income (Loss)	28.3	1.9	145.0	50.2

NET INCOME (LOSS)	$38.5	$(120.3)	$(9.8)	$(380.4)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$0.22	$(0.69)	$(0.06)	$(2.17)

Average Shares Outstanding (Note 4)	175.4	175.3	175.3	175.3

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$0.20	$(0.69)	$(0.06)	$(2.17)

Average Shares Outstanding (Note 4)	206.9	175.3	175.3	175.3

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Restated
	September 30,	December 31,
(In millions)	2004	2003
Assets:
Current Assets:
Cash and cash equivalents	$1,603.8	$1,546.3
Restricted cash (Note 1)	85.6	23.9
Accounts and notes receivable, less allowance — $138.4 (as restated) ($128.9 (as restated) in 2003)	3,596.6	2,616.3
Inventories:
Raw materials	518.0	458.8
Work in process	144.4	112.0
Finished products	2,020.4	1,896.9

	2,682.8	2,467.7

Prepaid expenses and other current assets	247.5	305.4

Total Current Assets	8,216.3	6,959.6

Long-term Accounts and Notes Receivable	250.3	275.7
Investments in and Advances to Affiliates	30.4	184.2
Other Assets	80.1	71.5
Goodwill	682.2	658.2
Other Intangible Assets	147.6	150.4
Deferred Income Tax	70.6	70.5
Deferred Pension Costs	874.8	869.9
Deferred Charges	248.9	255.9
Properties and Plants, less accumulated depreciation — $7,412.5 (as restated) ($7,252.7 (as restated) in 2003)	5,173.1	5,205.2

Total Assets	$15,774.3	$14,701.1

Liabilities:
Current Liabilities:
Accounts payable-trade	$1,710.3	$1,562.8
Compensation and benefits	1,070.3	987.6
Other current liabilities	489.8	585.2
United States and foreign taxes	367.0	270.7
Notes payable (Note 5)	242.0	146.7
Long term debt and capital leases due within one year (Note 5)	1,209.0	113.5

Total Current Liabilities	5,088.4	3,666.5
Long term Debt and Capital Leases (Note 5)	4,209.5	4,825.8
Compensation and Benefits	4,741.1	4,541.7
Deferred and Other Noncurrent Income Taxes	353.4	380.6
Other Long term Liabilities	612.8	464.7
Minority Equity in Subsidiaries	816.9	854.0

Total Liabilities	15,822.1	14,733.3

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Deficit:
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares, Outstanding shares 175.4 (175.3 in 2003) after deducting 20.3 treasury shares (20.4 in 2003)	175.4	175.3
Capital Surplus	1,390.5	1,390.2
Retained Earnings	945.3	955.1
Accumulated Other Comprehensive Loss	(2,559.0)	(2,552.8)

Total Shareholders’ Deficit	(47.8)	(32.2)

Total Liabilities and Shareholders’ Deficit	$15,774.3	$14,701.1

The accompanying notes are an integral part of these consolidated financial statements .

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net Income (Loss)	$38.5	$(120.3)	$(9.8)	$(380.4)

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	81.7	33.7	(22.0)	244.2
Minimum pension liability	(4.5)	(26.3)	(2.8)	(47.3)
Deferred derivative gain	3.6	5.7	2.3	27.4
Reclassification adjustment for amounts recognized in Income	(2.4)	(2.9)	5.5	(11.0)
Tax on derivative reclassification adjustment	—	—	(3.6)	(2.0)
Unrealized investment gain	2.3	1.8	14.4	11.4

Comprehensive Income (Loss)	$119.2	$(108.3)	$(16.0)	$(157.7)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Restated
	Nine Months Ended
	September 30,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(9.8)	$(380.4)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	460.8	459.9
Rationalizations (Note 2)	32.0	33.3
Asset sales (Note 3)	(4.3)	12.1
Fire loss deductible expense (Note 3)	11.6	—
Net cash flows from sale of accounts receivable	45.3	(794.7)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(940.4)	(499.7)
Inventories	(56.2)	(54.6)
Accounts payable – trade	(32.8)	(52.0)
Pension contributions	(119.4)	(54.6)
Prepaid expenses and other current assets	63.3	175.8
Compensation and benefits	360.9	93.2
United States and foreign taxes	75.9	125.4
Other assets and liabilities	114.3	85.0

Total adjustments	11.0	(470.9)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	1.2	(851.3)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(278.3)	(266.3)
Short-term securities redeemed	—	26.1
Asset dispositions	13.9	87.5
Acquisitions	(61.8)	(71.2)
Other transactions	35.9	82.9

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(290.3)	(141.0)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt incurred	162.5	318.3
Short-term debt paid	(105.8)	(487.1)
Long-term debt incurred	1,740.9	2,912.6
Long-term debt paid	(1,312.7)	(1,575.8)
Common stock issued	0.3	0.1
Dividends paid to Sumitomo Rubber Industries, LTD.	(13.0)	(15.7)
Debt issuance costs	(45.1)	(104.1)
Increase in restricted cash	(61.7)	(6.0)
Other transactions	—	27.9

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	365.4	1,070.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.8)	34.4

Net Change in Cash and Cash Equivalents	57.5	112.3

Cash and Cash Equivalents at Beginning of the Period	1,546.3	919.8

Cash and Cash Equivalents at End of the Period	$1,603.8	$1,032.1

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All per share amounts in these Notes to Consolidated Financial Statements are diluted unless otherwise indicated.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, restated consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. The preparation of statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These restated interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). Refer to Note 1A, Restatement, for further discussion.

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

The Company had evaluated the impact of FIN 46 for entities that are not SPEs and deferred, until the first quarter of 2004, the application of FIN 46 to two previously unconsolidated investments; South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers. The Company consolidated these investments effective January 1, 2004. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA which is included in other assets and liabilities in the operating activities section of the statement. The consolidation of SPT and T&WA resulted in an increase in total assets of approximately $371 million (as restated) and total liabilities of approximately $373 million (as restated). Net sales for both SPT and T&WA of approximately $315 million and $896 million were included in Goodyear’s total consolidated net sales for the third quarter and first nine months of 2004, respectively. Income before income taxes for both SPT and T&WA was approximately $6 million (as restated) for the first nine months of 2004. In connection with the consolidation of SPT and T&WA during the first quarter of 2004,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodyear recorded approximately $5 million of goodwill. This increase in goodwill was partially offset by approximately $2 million of translation adjustments.

Goodyear and certain of its subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia PTY Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited PTY guarantee SPT’s obligations under credit facilities in the amount of $74.0 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of September 30, 2004, the carrying amount of the secured assets of these certain subsidiaries was $213.5 million, consisting primarily of accounts receivable, inventory and fixed assets. Goodyear guarantees an industrial revenue bond obligation of T&WA in the amount of $6.7 million. The guarantee is unsecured.

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

Stock-Based Compensation

The Company uses the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of the Company’s stock at the end of the reporting period. Refer to Note 4.

The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$38.5	$(120.3)	$(9.8)	$(380.4)
Add: Stock-based compensation expense included in net loss (net of tax)	1.7	0.5	2.4	0.5
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5.2)	(7.2)	(12.8)	(20.6)

Net income (loss) as adjusted	$35.0	$(127.0)	$(20.2)	$(400.5)

Net income (loss) per share:
Basic – as reported	$0.22	$(0.69)	$(0.06)	$(2.17)
– as adjusted	0.20	(0.72)	(0.12)	(2.28)
Diluted – as reported	$0.20	$(0.69)	$(0.06)	$(2.17)
– as adjusted	0.19	(0.72)	(0.12)	(2.28)

Reclassification

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1A. RESTATEMENT

The consolidated financial statements have been restated in order to reflect certain adjustments to Goodyear’s financial statements for 2004 as previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004. The restatement also affects the three and nine month periods ended September 30, 2003. All amounts are before tax unless otherwise noted.

     Refer to Note 2, “Restatement” and “Supplementary Data” in the 2004 Form 10-K for further discussion of this restatement including the adjustments recorded in annual and quarterly periods other than the third quarter and first nine months of 2004 and 2003. Accordingly, this footnote discusses the restatement adjustments included in the 2004 and 2003 Forms 10-K related only to the three and nine months ended September 30, 2004 and 2003.

Restatements Included in 2003 Form 10-K

The Company had restated by means of its Annual Report on Form 10-K for the year ended December 31, 2003, filed on May 19, 2004, its consolidated balance sheet as of December 31, 2002, and consolidated statement of operations, cash flows and shareholders’ equity (deficit) for the years ended December 31, 2002 and 2001. The restatement also affected periods prior to 2001. In addition, the Company’s 2003 and 2002 quarterly financial information had been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. These adjustments increased the previously reported net loss by $12.3 million and $24.9 million for the three and nine month periods ended September 30, 2003, respectively.

     The restatements initially arose out of an intensified effort to reconcile certain general ledger accounts in the second and third quarters of 2003. As a result of the Company’s efforts to reconcile these accounts, the Company identified various adjustments that were recorded in the second quarter of 2003 and subsequently identified additional adjustments that needed to be recorded. Based on an assessment of the impact of the adjustments, management and the Audit Committee decided to restate the Company’s previously issued consolidated financial statements in the Form 10-Q for the quarter ended September 30, 2003 and for prior periods. Following the identification of these adjustments, PricewaterhouseCoopers LLP (PwC) advised the Company in October 2003 that the failure to identify certain issues that had affected several years financial statements related to the monitoring and review of general ledger accounts collectively resulted in a material weakness in internal controls that required strengthening of procedures for account reconciliations.

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

Accounting Irregularities. This category includes adjustments increasing income by $4.9 million and $0.4 million in the three and nine months ended September 30, 2003, respectively. These adjustments resulted from the overseas special accounting investigation and the understatement of the Company’s liability for workers’ compensation payments.

     Adjustments increasing income by a total of $6.6 million and $4.5 million in the three and nine months ended September 30, 2003, respectively, were included in the restatement as a result of the special accounting investigation overseas. The majority of the adjustments addressed accrual accounts that were improperly adjusted between periods or expenses that were improperly deferred. These adjustments primarily related to accounts receivable, fixed assets, accounts payable-trade and other long-term liability accounts that were improperly adjusted. An adjustment was made to defer income of $0.1 million beyond the first quarter of 2003 that was improperly recognized in the first quarter of 2003.

     The workers’ compensation adjustments reduced income by $1.7 million and $4.1 million in the three and nine months ended September 30, 2003, respectively. These adjustments resulted from an understatement of the Company’s potential liability for estimated payments relating to workers’ compensation claims by employees. In the first quarter of 2004, it was noted that claims arising from one of the Company’s United States tire manufacturing plants were under-reserved. As a result, the Company, with the assistance of the outside administrator, reviewed approximately 85% of the open claims handled by this administrator at this plant as well as other facilities and determined that reserves needed to be increased to accurately value the claims. The under-reserving resulted in part from improper efforts to reduce, or restrict the amount of increase in, the reserves for certain workers’ compensation claims leading to claims data in the Company’s workers’ compensation claims database that did not reflect the probable ultimate exposure to the Company.

     A summary of the accounting irregularities adjustments that affected the three and nine months ended September 30, 2003 follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
(In millions)	2003	2003
(Income) Expense

Accruals and deferred expenses – Europe and Asia	$(6.7)	$(4.5)
Deferred income – Europe	0.1	—
Workers’ compensation	1.7	4.1

	$(4.9)	$(0.4)

Account Reconciliations. This category includes adjustments decreasing income by $10.5 million and $17.3 million in the three and nine months ended September 30, 2003, respectively, resulting from the failure to either reconcile accounts or resolve certain reconciliation issues in a timely manner. The most significant adjustments in this category relate to certain reconciliations for accounts receivable, inventories, fixed assets, intercompany accounts, prepaid expenses and accounts payable-trade. Certain of these adjustments were associated with the integration of a new enterprise resource planning system (ERP) into the Company’s accounting processes beginning in 1999.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following categories represent a majority of the account reconciliation adjustments included in the restatement.

A.	Interplant. Goodyear uses an internal system, the Interplant System, to track the procurement and transfer of fixed assets, raw materials and spare parts acquired or manufactured by Goodyear units in the United States for its foreign manufacturing locations. There were no interplant adjustments that affected income in the three and nine months ended September 30, 2003, respectively.

B.	Engineered Products (EPD). It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts. Of this amount, adjustments decreasing income by $0.9 million and $18.9 million are included in the three and nine months ended September 30, 2003, respectively, for EPD adjustments. Several factors relating to the Company’s ERP systems implementation resulted in EPD’s inability to locate or recreate account reconciliations for prior periods.

C.	Fixed Assets. The adjustments to other fixed assets related primarily to the understatement of depreciation expenses and the write-off of assets previously disposed. Adjustments decreasing income by $0.5 million and $2.2 million are included in the three and nine months ended September 30, 2003, respectively, for these adjustments.

D.	General and Product Liability. The expense for general and product claims increased $9.6 million and $11.6 million for the three and nine months ended September 30, 2003 related to the timing of the recognition of certain liabilities for Entran II claims.

     In addition, net adjustments totaling $28.9 million were recorded in OCI through September 30, 2003. An adjustment was made to record an $18.0 million increase to deferred derivative losses, with an offsetting credit to liabilities. This adjustment was associated with three interest rate swaps and a cross-currency contract for the period March 2001 through March 2003. An adjustment was made to record a $6.8 million increase to currency translation, with an offsetting credit to long-term assets. This adjustment affected the period from January 1, 2003 to September 30, 2003. These adjustments were identified in conjunction with the completion of account reconciliations.

Out-of-Period Adjustments. This category includes adjustments previously identified but deemed to be immaterial and recorded in the period the Company identified the error or in a subsequent period. Adjustments in this category change the timing of income and expense items that were previously recognized. Adjustments increasing income by $0.4 million and $0.9 million are included in the three and nine months ended September 30, 2003, respectively, for out-of-period adjustments.

Discount Rate Adjustments. In preparing the 2003 annual financial statements, the Company reassessed the estimate of the discount rate used in determining the net periodic benefit cost and benefit obligations of the Company’s domestic pension, workers’ compensation and other postretirement benefit plans. Consistent with that effort and the restatement process, the Company determined that it would be appropriate to make similar reassessments for discount rates for all periods presented. As a result, the discount rate was revised to 6.75%, 7.25% and 7.50% from 7.25%, 7.75% and 8.00% for 2003, 2002 and 2001, respectively. Discount rate adjustments decreased income by $4.3 million and $13.0 million in the three and nine months ended September 30, 2003, respectively. This change also resulted in a charge to deferred pension costs in OCI totaling $150.1 million for the years ended December 31, 2002 and 2001. Additionally, in 2002, the Company had established a valuation allowance against its net Federal and state deferred tax assets. Accordingly, this restatement includes a charge to income tax expense of $81.2 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2001, and a charge to OCI of $10.8 million to provide a valuation allowance against the tax benefit included in the adjustment to OCI in 2002. These adjustments similarly impacted OCI at September 30, 2003.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Chemical Products Segment. This category primarily includes adjustments identified as a result of a stand-alone audit conducted in 2003 of a portion of the Chemical Products business segment. The most significant adjustments in this category relate to the timing of the recognition of manufacturing variances to reflect the actual cost of inventories, the fair value adjustment of a hedge for natural gas, and the correction of intercompany profit elimination in inventory to eliminate selling and administrative expenses capitalized in inventory. Chemical Products segment adjustments decreased income by $1.1 million and increased income by $0.6 million in the three and nine months ended September 30, 2003, respectively.

Tax Adjustments. Adjustments related to the correction of errors in the computation of deferred tax assets and liabilities.

Restatements Included in 2004 Form 10-K

     On November 5, 2004, the Company announced that it would file an amended 2003 Form 10-K to include summarized financial information related to certain investments in affiliates. The Company also announced a restatement of its previously reported financial statements. On December 30, 2004, the Company announced that it was working to resolve an accounting issue concerning an Australian affiliate, South Pacific Tyres (“SPT”), and that the resolution of this matter could have an impact on its previously reported financial results. Although the primary focus of this effort was to resolve the accounting treatment for a 10-year supply agreement between the Company and SPT, the Company also noted the possibility that other items having an impact on SPT’s prior period financial statements could arise in the course of the review. On February 25, 2005, the Company announced that it would restate its 2004 third quarter Form 10-Q for additional adjustments identified subsequent to its filing on November 9, 2004. The 2004 Form 10-K filed on March 16, 2005 reflected the resolution of the SPT accounting matters and included a restatement of the Company’s previously reported financial information on Form 10-Q for the quarterly periods ending March 31, 2004, June 30, 2004 and September 30, 2004. These adjustments increased net income by $2.0 million and $5.5 million for the three and nine month periods ended September 30, 2004, respectively. These adjustments increased the previously reported net loss by $2.1 million and $12.7 million for the three and nine month periods ended September 30, 2003, respectively.

The adjustments included in the restatements are described as follows:

SPT. These adjustments increased income by $1.2 million and $0.6 million in the three and nine months ended September 30, 2004, respectively. SPT adjustments decreased income by $0.4 million and $2.8 million in the three and nine months ended September 30, 2003, respectively. The adjustments resulted primarily from the recognition of a contractual obligation related to a supply agreement that was entered into in 2000 with the Company’s 50% owned affiliate in Australia, SPT, an impairment of certain property, plant and equipment, the timing of the recognition of certain rationalization charges and other adjustments identified in conjunction with a restatement of SPT’s historical U.S. GAAP financial results.

General and Product Liability. The Company identified adjustments related to general and product liability – discontinued products that decreased income by $0.4 million and increased income by $2.2 million in the three and nine months ended September 30, 2004, respectively. These adjustments were the result of a valuation firm’s review of additional historical defense cost data.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Account Reconciliations. The Company identified adjustments related to account reconciliation items in 2004 that increased income by $0.6 million and $2.5 million in the three and nine months ended September 30, 2004, respectively. Account reconciliation adjustments decreased income by $1.0 million and $5.9 million in the three and nine months ended September 30, 2003, respectively. These adjustments were primarily comprised of expenses related to the write-off of goodwill associated with certain retail stores previously sold in France, the write-off of certain deferred charges, a clerical error in recording adjustments to our workers’ compensation reserve as part of our restatement as of December 31, 2003, and the reconciliation of an intra-company account. Also included in the adjustments were an offsetting charge and credit of $2.7 million identified in 2004 that related to a leased tire asset account. Since it was not possible to allocate these offsetting $2.7 million adjustments to the applicable periods, the Company recorded both adjustments in the first quarter of 2004. The Company also reassessed its estimate of the discount rate used in determining net periodic pension cost and benefit obligations for two minor pension plans, and recorded an expense related to these two plans.

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

     The Company also identified an adjustment to OCI totaling $5.6 million, primarily related to the revaluation of various foreign currency-denominated goodwill accounts and certain other accounts. This revaluation error resulted in goodwill and minority equity being understated and shareholders’ equity (deficit) being overstated by approximately $35 million, $27 million and $8 million, respectively, at September 30, 2004 and $40 million, $31 million and $9 million, respectively, at December 31, 2003. The U.S. dollar value of these accounts increased since the time the goodwill was initially recorded, due primarily to the recent strengthening of the Euro.

Tax Adjustments. The Company identified an additional adjustment related to its net deferred tax valuation allowance that reduced net income by $0.6 million and $1.8 million in the three and nine months ended September 30, 2004 and 2003, respectively. The remaining tax adjustments related to the correction of errors in the computation of deferred tax assets and liabilities. Tax adjustments increased net income by $1.0 million and decreased net income by $0.3 million in the three and nine months ended September 30, 2004, respectively and decreased net income by $0.6 million and $4.2 million in the three and nine months ended September 30, 2003, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments for both “Restatements Included in 2003 Form 10-K” and “Restatements Included in 2004 Form 10-K”, as discussed above, on the Consolidated Statements of Income for the three months ended September 30, 2004 and 2003.

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in income (loss)

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2004	2003
Net loss as originally reported (A)		$(105.9)
Adjustments (pretax):
Accounting Irregularities		4.9
Account Reconciliations		(10.5)
Out-of-Period		0.4
Discount Rate Adjustments		(4.3)
Chemical Products Segment		(1.1)

Total adjustments (pretax)		(10.6)
Tax effect of restatement adjustments		(1.7)
Tax adjustments		—

Total taxes		(1.7)

Net adjustments		(12.3)

Net income (loss) as previously reported (B)	$36.5	$(118.2)

SPT	1.2	(0.4)
General and Product Liability	(0.4)	—
Account Reconciliations	0.6	(1.0)

Total adjustments (pretax)	1.4	(1.4)
Tax effect of restatement adjustments	(0.4)	(0.1)
Tax adjustments	1.0	(0.6)

Total taxes	0.6	(0.7)

Net adjustments	2.0	(2.1)

Net income (loss) as restated	$38.5	$(120.3)

Per Share of Common Stock:
Net loss — Basic as originally reported (A)		$(0.60)
Effect of net adjustments		(0.07)

Net income (loss) — Basic as previously reported (B)	$0.21	$(0.67)
Effect of net adjustments	0.01	(0.02)

Net income (loss) — Basic as restated	$0.22	$(0.69)

Net loss — Diluted as originally reported (A)		$(0.60)
Effect of net adjustments		(0.07)

Net income (loss) — Diluted as previously reported (B)	$0.21	$(0.67)

Effect of net adjustments	0.01	(0.02)
Effect of Convertible Senior Notes (See Note 4)	(0.02)	—

Net income (loss) — Diluted as restated	$0.20	$(0.69)

(A)	As reported in the 2003 third quarter Form 10-Q filed on November 19, 2003.

(B)	For 2004, as reported in the 2004 third quarter Form 10-Q filed on November 9, 2004.

          For 2003, as reported in the 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth the effects of the restatement adjustments for both “Restatements Included in 2003 Form 10-K” and “Restatements Included in 2004 Form 10-K”, as discussed above, on the Consolidated Statements of Income for the nine months ended September 30, 2004 and 2003.

Effect of restatement adjustments on Goodyear’s previously issued financial statements

Increase (decrease) in income (loss)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2004	2003
Net loss as originally reported (A)		$(342.8)
Adjustments (pretax):
Accounting Irregularities		0.4
Account Reconciliations		(17.3)
Out-of-Period Adjustments		0.9
Discount Rate Adjustments		(13.0)
Chemical Products Segment		0.6

Total adjustments (pretax)		(28.4)
Tax effect of restatement adjustments		(0.7)
Tax adjustments		4.2

Total taxes		3.5

Net adjustments		(24.9)

Net loss as previously reported (B)	$(15.3)	$(367.7)

SPT	0.6	(2.8)
General and Product Liability	2.2	—
Account Reconciliations	2.5	(5.9)

Total adjustments (pretax)	5.3	(8.7)
Tax effect of restatement adjustments	0.5	0.2
Tax adjustments	(0.3)	(4.2)

Total taxes	0.2	(4.0)

Net adjustments	5.5	(12.7)

Net loss as restated	$(9.8)	$(380.4)

Per Share of Common Stock:
Net loss — Basic as originally reported (A)		$(1.95)
Effect of net adjustments		(0.14)

Net loss — Basic as previously reported (B)	$(0.09)	$(2.09)

Effect of net adjustments	0.03	(0.08)

Net loss — Basic as restated	$(0.06)	$(2.17)

Net loss — Diluted as originally reported (A)		$(1.95)
Effect of net adjustments		(0.14)

Net loss — Diluted as previously reported (B)	$(0.09)	$(2.09)

Effect of net adjustments	0.03	(0.08)

Net loss — Diluted as restated	$(0.06)	$(2.17)

(A)	Represents the combined first, second and third quarters of 2003 as originally reported in the Forms 10-Q filed on April 30, July 30 and November 19, 2003, respectively.

(B)	For 2004, represents the combined first, second and third quarters of 2004 as previously reported in the Forms 10-Q filed on June 18, August 5, and November 9, 2004, respectively.

For 2003, represents the combined first, second and third quarters of 2003 as previously reported in the 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three months ended September 30, 2004.

	Three Months Ended
	September 30, 2004
	As
	Previously	As
(In millions, except per share amounts)	Reported (A)	Restated
Net Sales	$4,713.7	$4,714.2
Cost of Goods Sold	3,766.6	3,767.3

Selling, Administrative and General Expense	700.4	699.8
Rationalizations	28.8	28.8
Interest Expense	95.0	95.7
Other (Income) and Expense	30.8	28.6
Foreign Currency Exchange	10.5	10.6
Equity in Earnings of Affiliates	(2.1)	(2.1)
Minority Interest	18.3	18.7

Income before Income Taxes	65.4	66.8
U.S. and Foreign Taxes on Income	28.9	28.3

Net Income	$36.5	$38.5

Net Income per share — Basic	$0.21	$0.22
Average Shares Outstanding	175.4	175.4

Net Income per share — Diluted	$0.21	$0.20
Average Shares Outstanding	177.9	206.9

(A)	As reported in the 2004 third quarter Form 10-Q filed on November 9, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the nine months ended September 30, 2004.

	Nine Months Ended
	September 30, 2004
	As
	Previously	As
(In millions, except per share amounts)	Reported (A)	Restated
Net Sales	$13,513.5	$13,535.5
Cost of Goods Sold	10,815.1	10,835.9

Selling, Administrative and General Expense	2,075.0	2,073.2
Rationalizations	62.6	62.6
Interest Expense	266.2	268.3
Other (Income) and Expense	111.4	108.2
Foreign Currency Exchange	14.2	14.5
Equity in Earnings of Affiliates	(5.8)	(5.8)
Minority Interest	44.9	43.4

Income before Income Taxes	129.9	135.2
U.S. and Foreign Taxes on Income	145.2	145.0

Net Loss	$(15.3)	$(9.8)

Net Loss per share — Basic	$(0.09)	$(0.06)
Average Shares Outstanding	175.3	175.3

Net Loss per share — Diluted	$(0.09)	$(0.06)
Average Shares Outstanding	175.3	175.3

(A)	Represents the combined first, second and third quarters of 2004 as previously reported in the Forms 10-Q filed on June 18, August 5, and November 9, 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the three months ended September 30, 2003.

	Three Months Ended September 30, 2003
	As	As
	Originally	Previously	As
(In millions, except per share amounts)	Reported (A)	Reported (B)	Restated
Net Sales	$3,906.0	$3,906.1	$3,906.7
Cost of Goods Sold	3,186.6	3,194.4	3,195.6
Selling, Administrative and General Expense	596.9	586.0	586.0
Rationalizations	56.0	54.3	54.3
Interest Expense	79.3	78.9	78.9
Other (Income) and Expense	75.4	89.7	90.2
Foreign Currency Exchange	10.8	10.8	10.9
Equity in Earnings of Affiliates	0.6	0.2	0.5
Minority Interest	6.8	8.8	8.7

Loss before Income Taxes	(106.4)	(117.0)	(118.4)

U.S. and Foreign Taxes on Loss	(0.5)	1.2	1.9

Net Loss	$(105.9)	$(118.2)	$(120.3)

Net Loss per share — Basic	$(0.60)	$(0.67)	$(0.69)
Average Shares Outstanding	175.3	175.3	175.3

Net Loss per share — Diluted	$(0.60)	$(0.67)	$(0.69)
Average Shares Outstanding	175.3	175.3	175.3

(A)	As reported in the 2003 third quarter Form 10-Q filed on November 19, 2003.

(B)	As reported in the 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the nine months ended September 30, 2003.

	Nine Months Ended September 30, 2003
	As	As
	Originally	Previously	As
(In millions, except per share amounts)	Reported (A)	Reported (B)	Restated
Net Sales	$11,209.7	$11,205.2	$11,207.3
Cost of Goods Sold	9,162.0	9,196.0	9,200.3
Selling, Administrative and General Expense	1,783.5	1,751.3	1,753.9
Rationalizations	141.8	130.4	130.4
Interest Expense	219.1	219.7	219.7
Other (Income) and Expense	128.7	162.7	164.4
Foreign Currency Exchange	29.9	29.8	31.3
Equity in Earnings of Affiliates	7.5	4.5	6.7
Minority Interest	30.3	32.3	30.8

Loss before Income Taxes	(293.1)	(321.5)	(330.2)

U.S. and Foreign Taxes on Loss	49.7	46.2	50.2

Net Loss	$(342.8)	$(367.7)	$(380.4)

Net Loss per share — Basic	$(1.95)	$(2.10)	$(2.17)
Average Shares Outstanding	175.3	175.3	175.3

Net Loss per share — Diluted	$(1.95)	$(2.10)	$(2.17)
Average Shares Outstanding	175.3	175.3	175.3

(A)	Represents the combined first, second and third quarters of 2003 as originally reported in the Forms 10-Q filed on April 30, July 30 and November 19, 2003, respectively.

(B)	Represents the combined first, second and third quarters of 2003 as previously reported in the 2003 Form 10-K filed on May 19, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at September 30, 2004.

	September 30, 2004
	As Originally	As
(In millions)	Reported (A)	Restated
Assets
Current Assets:
Cash and cash equivalents	$1,601.4	$1,603.8
Restricted cash	85.6	85.6
Accounts and notes receivable, less allowance — $137.7 as originally reported ($138.4 as restated)	3,560.3	3,596.6
Inventories:
Raw materials	547.5	518.0
Work in Process	144.4	144.4
Finished goods	1,987.0	2,020.4

	2,678.9	2,682.8
Prepaid expenses and other current assets	247.8	247.5

Total Current Assets	8,174.0	8,216.3
Long Term Accounts and Notes Receivable	225.7	250.3
Investments in and Advances to Affiliates	30.4	30.4
Other Assets	80.1	80.1
Goodwill	647.8	682.2
Other Intangible Assets	144.9	147.6
Deferred Income Tax	70.6	70.6
Prepaid and Deferred Pension Costs	874.8	874.8
Deferred Charges	238.1	248.9
Properties and Plants, less accumulated depreciation - $7,405.9 as originally reported ($7,412.5 as restated)	5,188.6	5,173.1

Total Assets	$15,675.0	$15,774.3

Liabilities
Current Liabilities:
Accounts payable-trade	$1,726.0	$1,710.3
Compensation and benefits	1,064.9	1,070.3
Other current liabilities	477.5	489.8
United States and foreign taxes	365.4	367.0
Notes payable	185.3	242.0
Long term debt and capital leases due within one year	1,209.0	1,209.0

Total Current Liabilities	5,028.1	5,088.4
Long Term Debt and Capital Leases	4,209.5	4,209.5
Compensation and Benefits	4,741.1	4,741.1
Deferred and Other Noncurrent Income Taxes	342.6	353.4
Other Long Term Liabilities	604.7	612.8
Minority Equity in Subsidiaries	787.4	816.9

Total Liabilities	15,713.4	15,822.1
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50.0 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300.0 shares
Outstanding shares, 175.4 after deducting 20.3 treasury shares	175.4	175.4
Capital Surplus	1,390.5	1,390.5
Retained Earnings	960.5	945.3
Accumulated Other Comprehensive Income (Loss)	(2,564.8)	(2,559.0)

Total Shareholders’ Equity (Deficit)	(38.4)	(47.8)

Total Liabilities and Shareholders’ Equity	$15,675.0	$15,774.3

(A)	As reported in the 2004 third quarter Form 10-Q filed on November 9, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, Goodyear has implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of the liability balance between periods:

	Restated
		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Accrual balance at December 31, 2003	$109.6	$33.4	$143.0
Charge during the first six months	24.8	9.4	34.2
Incurred	(67.3)	(11.7)	(79.0)
FIN 46 Adoption	—	1.5	1.5
Reversed	(0.3)	(0.1)	(0.4)

Accrual Balance at June 30, 2004	66.8	32.5	99.3
Charge during the third quarter	39.5	4.7	44.2
Incurred	(37.9)	(6.5)	(44.4)
Reversed	(13.9)	(1.5)	(15.4)

Accrual balance at September 30, 2004	$54.5	$29.2	$83.7

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

     In the third quarter of 2004, $37.9 was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, while $6.5 million was incurred for non-cancelable lease costs and other costs. During the first nine months of 2004, $105.2 million was incurred primarily for severance payments, non-cash pension curtailments, and postretirement benefit costs, and $18.2 million was incurred for non-cancelable lease costs and other

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

costs. The majority of the remaining $83.7 million (as restated) accrual balance at September 30, 2004 for all programs is expected to be utilized within the next twelve months.

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

The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2004, related to the new plans initiated in 2004:

	Total Charges	Charges Recorded for	Charges Recorded for
	Expected	the Three Months Ended	the Nine Months Ended
(In millions)	To be Recorded	September 30, 2004	September 30, 2004
European Union Tire	$26.9	$1.2	$24.5
Engineered Products	38.6	34.7	34.7
Chemical Products	4.9	4.9	4.9
Corporate	2.1	0.9	2.1

	$72.5	$41.7	$66.2

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes, by segment, the total charges expected to be recorded, the new charges recorded in 2004, the total charges recorded to date and the total amounts reversed to date, related to plans initiated in 2003:

	Total Charges
	Expected
	To be Recorded		Charges
	(excluding	Charges Recorded	Recorded	Amount Reversed
(In millions)	reversals)	in 2004	to Date	to Date
North American Tire	$220.0	$7.3	$208.0	$8.8
European Union Tire	63.0	2.1	61.4	1.2
Latin American Tire	12.0	1.3	11.7	0.4
Engineered Products	42.0	0.4	29.8	12.2
Corporate	8.0	—	7.4	0.2

	$345.0	$11.1	$318.3	$22.8

     The additional restructuring costs not yet recorded are expected to be recorded primarily during the next twelve months.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Asset sales	$(1.7)	$5.9	$(6.2)	$20.3
Interest income	(9.0)	(6.6)	(22.6)	(18.4)
Financing fees and financial instruments	29.2	18.8	89.7	71.9
General & product liability – discontinued products	8.1	62.5	25.3	72.5
Insurance fire loss deductible	—	—	11.7	—
Miscellaneous	2.0	9.6	10.3	18.1

	$28.6	$90.2	$108.2	$164.4

Other (Income) and Expense for the third quarter of 2004 included a loss of $0.7 million (as restated) ($0.6 million (as restated) after tax or $0.00 per share (as restated)) and a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in the North American Tire Segment and the European Union Tire Segment. Other (Income) and Expense for the third quarter of 2003 included a loss of $6.8 million (as restated) ($6.7 million (as restated) after tax or $0.04 per share) on the sale of assets in the Engineered Products Segment (“EPD”) and European Union Tire Segment and a gain of $0.9 million (as restated) ($0.7 million (as restated) after tax or $0.01 per share (as restated)) on the sale of assets in the European Union Tire Segment. Other (Income) and Expense for the first nine months of 2004 included a gain of $9.3 million (as restated) ($6.8 million (as restated) after tax or $0.04 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products and a loss of $3.1 million (as restated) ($2.5 million (as restated) after tax or $0.02 per share (as restated)) on the sale of corporate assets and assets in North American Tire and European Union Tire segments. Other (Income) and Expense in the first nine months of 2003 included a loss of $25.8 million (as restated) ($16.6 million (as restated) after tax or $0.10 per share (as restated)) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. and the sale of assets in EPD and European Union Tire and a gain of $5.5 million (as restated) ($4.5 million (as restated) after tax of $0.03 per share (as restated)) resulting from the sale of land in the Asia/Pacific Tire Segment and the sale of assets in the European Union Tire Segment.

     Financing fees and financial instruments included $4.2 million and $17.1 million (as restated), of deferred costs written off, in the three and nine month periods ended September 2004, respectively, in connection with the Company’s refinancing activities during 2004. Additionally, during the third quarter of 2004 the Company incurred higher amortization of financing fees of approximately $6.0 million related to higher debt levels. Refer to Note 5, Financing Arrangements, for further information on the Company’s 2004 refinancing activities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     General & product liability–discontinued products includes charges for claims against Goodyear related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Of the $8.1 million (as restated) of expense, net of probable insurance recoveries, recorded in the third quarter of 2004, $5.5 million related to Entran II claims ($105.5 million of expense and $100.0 million of probable insurance recoveries) and $2.6 million (as restated) related to asbestos claims. Of the $25.3 million (as restated) of expense, net of probable insurance recoveries, recorded in the first nine months of 2004, $15.4 million related to Entran II claims ($115.4 million in expense and $100.0 million in probable insurance recoveries) and $9.9 million (as restated) related to asbestos claims ($12.8 million (as restated) in expense and $2.9 million (as restated) in probable insurance recoveries). Substantially all of the $62.5 million net charge for general & product liability-discontinued products in the third quarter of 2003 is related to Entran II claims. Goodyear recorded net charges for general & product liability-discontinued products totaling $72.5 million in the nine months ended September 30, 2003, which included recognition of a receivable of approximately $105 million, primarily from Goodyear’s excess insurance carriers. Refer to Note 7, Commitments and Contingent Liabilities, for further discussion.

     Other (Income) and Expense in the first nine months of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the nine months, approximately $23 million in insurance recoveries were received to cover expenses related to the fire losses in Germany. At September 30, 2004, Goodyear recorded an insurance receivable of approximately $27 million to recover additional expenses incurred associated with the fire losses in Germany. Subsequent to September 30, 2004, Goodyear received approximately $4 million in insurance recoveries. At September 30, 2004 Goodyear did not record any insurance recoveries associated with the fixed assets destroyed. Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies”.

     Miscellaneous expense included $6.1 million of expense related to the adoption of FIN 46 in both the third quarter and the nine months of 2003. In addition, $2.2 million (as restated) and $2.7 million (as restated) of expense related to the potential sale of the Chemical Products segment in the third quarter and nine months of 2003, respectively. The Company subsequently determined to retain the business.

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

     There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding – diluted in 2004 included approximately 29.1 million contingently issuable shares in the third quarter. Net income per share – diluted in 2004 included an earnings adjustment representing avoided after-tax interest expense of $3.5 million in the third quarter resulting from the assumed conversion of the Notes. Diluted earnings per share in 2004 was reduced by approximately $0.02 in the third quarter as a result of the adoption of this standard.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended
	September 30,		Nine Months Ended
	Restated		September 30,
(In millions)	2004	2003	2004	2003
Average shares outstanding – basic	175.4	175.3	175.3	175.3
4% Convertible Senior Notes due 2034	29.1	—	—	—
Dilutive securities (2.1 million stock options, 0.3 other)	2.4	—	—	—

Average shares outstanding – diluted	206.9	175.3	175.3	175.3

     In 2004 and 2003, approximately 28 million and 27 million, respectively, of stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of the Company’s common shares were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive. In addition, approximately 2 million of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of the Company’s common shares were excluded from average shares outstanding – diluted for the nine month period ended September 30, 2004 (less than one thousand shares for the three and nine month periods ended September 30, 2003), as the Company was in a net loss position and, thus inclusion would also have been anti-dilutive.

     The following table presents the computation of adjusted net income used in computing net income (loss) per share – diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted when issued on July 2, 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net Income (Loss)	$38.5	$(120.3)	$(9.8)	$(380.4)
After-tax impact of 4% Convertible Senior Notes due 2034	3.5	—	—	—

Adjusted Net Income (Loss)	$42.0	$(120.3)	$(9.8)	$(380.4)

NOTE 5. FINANCING ARRANGEMENTS

Goodyear had credit arrangements of $7.00 billion (as restated) available at September 30, 2004, of which $841.8 million (as restated) were unused.

Notes Payable and Long-term Debt Due Within One Year

At September 30, 2004, Goodyear had short-term committed and uncommitted credit arrangements totaling $386.2 million (as restated), of which $115.3 million (as restated) ($18.5 million (as restated) unused) related to the consolidation of VIEs. Of the total amount, $144.1 million (as restated) was unused. These arrangements are available primarily to certain of the Company’s international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

     Goodyear had outstanding debt obligations, which by their terms are due within one year, amounting to $1,451.0 million (as restated) at September 30, 2004 ($260.2 million (as restated) at December 31, 2003), of which $101.5 million (as restated) related to the consolidation of VIEs. Current maturities of long-term debt, which includes the maturity of the 6.375% Euro Note and European credit facilities, represents $1,209.0 million, with a weighted-average interest rate of 6.34% at September 30, 2004 ($113.5 million and 5.25% at December 31, 2003, respectively). The remaining $242.0 million (as restated), of which $96.8 million (as restated) related to VIEs consolidated in the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period, was short-term debt of international subsidiaries, with a weighted-average interest rate of 5.75% (as restated) at September 30, 2004 ($146.7 million (as restated and 4.81% at December 31, 2003, respectively).

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

At September 30, 2004, the fair value of Goodyear’s long-term fixed rate debt amounted to $3.02 billion, compared to its carrying amount of $2.98 billion. At December 31, 2003, the fair value of Goodyear’s long-term fixed rate debt amounted to $2.11 billion, compared to its carrying amount of $2.23 billion. The increase of the carrying values and fair values in 2004 as compared to 2003 was primarily attributable to the issuance of the 11% Notes due 2011 and the 4% Convertible Notes due 2034. In addition, the increase in the fair value of the Company’s long-term fixed rate debt in 2004 as compared to 2003 was attributed to an improvement in the Company’s credit spreads . The fair value was estimated using quoted market prices or discounted future cash flows. The fair value of the 6 5/8% Notes due 2006 was hedged by floating interest rate contracts of $200 million at September 30, 2004 ($200 million at December 31, 2003). The fair value of Goodyear’s variable rate debt approximated its carrying amount at September 30, 2004 and December 31, 2003.

     The Notes and Euro Notes have an aggregate face amount of $2.97 billion and are reported net of unamortized discounts aggregating $3.87 million ($1.96 billion and $1.7 million, respectively, at December 31, 2003).

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

$350 Million Convertible Note Offering

On July 2, 2004, the Company completed an offering of $350 million aggregate principal amount of 4.00% convertible senior notes due June 15, 2034. The notes are convertible into shares of the Company’s common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds from the notes were used to repay a revolving credit facility and for working capital purposes.

In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF Issue, contingently convertible shares attached to a debt instrument, such as the 4% convertible senior notes discussed above, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The provisions of EITF No. 04-08, were effective for reporting periods ending after December 15, 2004, including the retroactive restatement of previously reported earnings per share amounts. As such, the adoption of this standard has been retroactively reflected and included in this Form 10-Q/A as applicable, resulting in a decrease in diluted earnings per share of $0.02 for the third quarter of 2004. Refer to Note 4, Earnings Per Share, for further discussion as to the impact of adopting this standard.

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

     The Company has the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008 at a redemption price, plus accrued and unpaid interest to the redemption date, of 105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. The Company may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. The Company has the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008 at the redemption price, plus accrued and unpaid interest to the redemption date, of 104.0%, 102.0%, and 100.0%

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, the Company has the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings at a redemption price of 111% for the fixed rate notes and 100% plus the then applicable floating rate for the floating rate notes, of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

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

     The deposit-funded credit facility contains certain covenants that, among other things, limit Goodyear’s ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of 275 million Euros in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits Goodyear from paying dividends on its common stock. Goodyear must also maintain a minimum consolidated net worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2004 and 2005 and the first quarter of 2006 and $1.75 billion for the last three quarters of 2006 and the first three quarters of 2007. Goodyear is not permitted to allow the ratio of Consolidated EBITDA to consolidated interest expense to fall below 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, Goodyear’s ratio of consolidated senior secured indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

any time. As of September 30, 2004, the Company was in compliance with each of the financial covenants.

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

	Restated
	Twelve Months Ended September 30,
	1	2	3	4	5
(In millions)	Year	Year	Year	Year	Year
Debt incurred under revolving credit agreements	$250.0	$—	$—	$—	$—
Other – international	436.7	52.4	66.9	2.7	3.4
Other – domestic	522.3	1,578.5	527.7	102.3	2.3

	$1,209.0	$1,630.9	$594.6	$105.0	$5.7

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter of 2004, pension and postretirement benefit curtailments, settlements, and special termination benefits of $31.1 million related to the Chemical and EPD segments rationalization initiatives were recorded as further discussed in Note 2, Rationalizations.

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

Warranty

At September 30, 2004, Goodyear had recorded liabilities, included in Other current liabilities, totaling $15.8 million (as restated) ($12.5 million (as restated) at December 31, 2003) for potential claims under warranties offered by the Company. Tire replacement under most of the warranties offered by Goodyear is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of Goodyear’s ultimate liability in respect of these matters may differ from these estimates.

     The following table presents changes in the warranty reserve during the first nine months of 2004 and 2003:

	2004	2003
(In millions)	Restated
Balance at January 1	$12.5	$11.2
Settlements made during the period	(15.6)	(11.8)
Additional accrual for warranties issued during the period	16.6	12.5
Translation adjustments	(0.1)	-
Impact of FIN 46	2.4	-

Balance at September 30	$15.8	$11.9

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

General and Product Liability and Other Litigation

Goodyear had recorded liabilities totaling $591.4 million (as restated) and $495.3 million (as restated) for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against Goodyear at September 30, 2004 and December 31, 2003, respectively. Of these amounts, $126.8 million (as restated) and $147.4 million (as restated) were included in Other current liabilities at September 30, 2004 and December 31, 2003, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. The Company had recorded insurance receivables for potential product liability and other tort claims of $221.2 million (as restated) at September 30, 2004 and $210.2 million (as restated) at December 31, 2003. Of these amounts, $114.9 million (as restated) and $91.5 million (as restated) were included in Current Assets as part of Accounts and notes receivable at September 30, 2004 and December 31, 2003, respectively.

Asbestos. Goodyear is a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by Goodyear in the past or to asbestos in certain Goodyear facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, Goodyear has disposed of approximately 25,800 cases (as restated) by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of the Company’s accrued asbestos related liability and gross payments to date, including legal costs, totaled approximately $226 million (as restated) through September 30, 2004 and approximately $212 million (as restated) through December 31, 2003.

     A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2004	2003(2)	2002(2)
Pending claims, beginning of period	118,000	99,700	64,200
New claims filed	10,400	26,700	38,900
Claims settled/dismissed	(2,600)	(8,400)	(3,400)

Pending claims, end of period	125,800	118,000	99,700

Payments (1)	$24.7	$29.6	$18.8

(1)	Represents amount spent by Goodyear and its insurers on asbestos litigation defense and claim resolution.

(2)	Changes in claims tracking methods resulted in a modification of previously reported claims for these periods.

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

     The Company, based on the advice of the valuation firm, has recorded liabilities for both asserted and unasserted claims at September 30, 2004 totaling $124.4 million (as restated), inclusive of defense costs, compared to $134.7 million (as restated) at December 31, 2003. The recorded liability represents the Company’s estimated liability through 2008, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analyses based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot currently be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims at September 30, 2004 is $42.0 million (as restated) compared to $54.4 million (as restated) at December 31, 2003. Prior to the fourth quarter of 2003, the Company did not have an accrual for unasserted claims as sufficient information was deemed to be not available to reliably estimate such an obligation. This conclusion was further confirmed by the valuation firm during the preparation of the 2003 financial statements. At September 30, 2004, the Company’s liability with respect to asserted claims and related defense costs was $82.4 million (as restated) compared to $80.3 million (as restated) at December 31, 2003, notwithstanding an increase in the number of pending claims between December 31, 2003 and September 30, 2004.

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

     Prior to 2003, Goodyear did not record a receivable for expected recoveries from excess carriers in respect to asbestos-related matters. Goodyear has instituted coverage actions against certain of these excess carriers. After consultation with its outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of its excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, Goodyear determined an amount it expects is probable of recovery from such carriers. Accordingly, Goodyear first recorded a receivable during 2003 which represents an estimate of recovery from its excess coverage insurance carriers relating to potential asbestos-related liabilities.

     The valuation firm also reviewed our method of valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of September 30, 2004, (i) the Company had recorded a receivable related to asbestos claims of $112.0 million (as restated), compared to $121.3 million (as restated) at December 31, 2003, and (ii) the Company expects that approximately 90% of asbestos claim related losses will be recoverable up to its accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount the Company expects to collect under coverage-in-place agreements with certain primary carriers as well as an amount it believes is probable of recovery from certain of its excess coverage insurance carriers. Of this amount, $9.5 million (as restated) and $11.8 million (as restated) was included in Current Assets as part of Accounts and notes receivable at September 30, 2004 and December 31, 2003, respectively.

     The Company believes that at September 30, 2004, it had approximately $410 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $112.0 million (as restated) insurance receivable recorded at September 30, 2004. The Company also had approximately $23 million in aggregate

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

limits for products claims as well as coverage for premise claims on a per occurrence basis and defense costs available with its primary insurance carriers through coverage-in-place agreements at September 30, 2004.

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

     In 2002, two state courts in Colorado entered judgments against the Company in Entran II cases of $22.7 million and $1.3 million, respectively. On June 19, 2003, a jury in Colorado Federal court awarded a judgment in an Entran II case against the Company of $4.1 million. An additional $5.7 million in prejudgment interest was awarded on September 8, 2003. Any liability of the Company arising out of these actions will not be covered by the Amended Settlement. The Company will continue to pursue appeals of these judgements.

     In another Entran II action, on May 13, 2004, a federal jury in Colorado awarded the plaintiffs aggregate damages of $8.1 million, of which 40% was allocated to Goodyear. The court subsequently awarded plaintiffs $4.8 million in prejudgment interest, all of which was allocated to the Company. On June 21, 2004, a jury in another Entran

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

II case in Colorado state court awarded the plaintiff $0.6 million in damages, 20% of which was allocated to the Company. The plaintiff was also awarded approximately $0.4 million in prejudgment interest and costs. Any liability of the Company arising out of these actions also will not be covered by the Amended Settlement. However, the Company will be entitled to a credit from the settlement fund against amounts (if any) paid to the plaintiffs in these actions. The Company will continue to pursue appeals of these judgements.

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

     Refer to Part II, Item 1, Legal Proceedings in the Form 10-Q filed on November 9, 2004, for further information about Heatway matters.

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

Customer Financing. In the normal course of business, the Company will from time to time issue guarantees to financial institutions on behalf of its customers. The Company normally issues these guarantees in connection with the arrangement of financing by the customer. The Company generally does not require collateral in connection with the issuance of these guarantees. In the event of non-payment by a customer, the Company is obligated to make payment to the financial institution, and will typically have recourse to the assets of that customer. At September 30, 2004, the Company had guarantees outstanding under which the maximum potential amount of payments totaled $7.5 million, and which expire at various times through 2011. The Company cannot estimate the extent to which its customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments. The Company has

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not recorded any liabilities associated with these guarantees on the Consolidated Balance Sheet as of September 30, 2004 or December 31, 2003.

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

     On July 13, 2004, Goodyear completed the acquisition of the remaining 50% ownership interest of Däckia, a major tire retail group in Sweden, for approximately $10 million. Goodyear originally acquired a 50% stake in Däckia in 1995. The acquisition of the remaining 50% of Däckia was accounted for under the purchase method of accounting. The purchase price has been allocated on a preliminary basis, entirely to goodwill, as the Company is completing its asset valuations (expected to be completed during the fourth quarter of 2004). In conjunction with the consolidation of and the purchase of the remaining 50% of Däckia, the Company recorded goodwill of $26 million.

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

NOTE 10. BUSINESS SEGMENTS

	Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net Sales:
North American Tire	$2,070.5	$1,792.2	$5,837.2	$5,076.4
European Union Tire	1,084.7	985.6	3,255.8	2,875.9
Eastern Europe, Middle East and Africa Tire	344.6	283.2	928.4	779.2
Latin American Tire	315.7	262.1	909.7	752.1
Asia/Pacific Tire	319.9	140.1	970.5	429.9

Total Tires	4,135.4	3,463.2	11,901.6	9,913.5
Engineered Products	377.2	299.9	1,090.0	890.8
Chemical Products	395.8	306.7	1,130.8	909.8

Total Segment Sales	4,908.4	4,069.8	14,122.4	11,714.1
Inter-SBU Sales	(209.3)	(169.2)	(602.2)	(526.1)
Other	15.1	6.1	15.3	19.3

Net Sales	$4,714.2	$3,906.7	$13,535.5	$11,207.3

Segment Operating Income (Loss):
North American Tire	$14.5	$(36.6)	$15.7	$(116.2)
European Union Tire	68.4	49.2	194.9	109.5
Eastern Europe, Middle East and Africa Tire	59.8	43.5	148.2	98.8
Latin American Tire	63.9	44.0	187.4	104.8
Asia/Pacific Tire	19.5	10.3	44.5	36.2

Total Tires	226.1	110.4	590.7	233.1
Engineered Products	34.0	13.6	88.8	25.0
Chemical Products	45.4	27.4	130.5	79.4

Total Segment Operating Income	305.5	151.4	810.0	337.5
Rationalizations and asset sales	(27.1)	(60.2)	(56.4)	(150.7)
Accelerated depreciation charges and asset write-offs	(2.2)	(0.5)	(7.1)	(8.7)
Interest expense	(95.7)	(78.9)	(268.3)	(219.7)
Foreign currency exchange	(10.6)	(10.9)	(14.5)	(31.3)
Minority interest in net income of subsidiaries	(18.7)	(8.7)	(43.4)	(30.8)
Inter-SBU income	(34.6)	(22.7)	(99.1)	(58.7)
Financing fees and financial instruments	(29.2)	(18.8)	(89.7)	(71.9)
Equity in earnings (losses) of corporate affiliates	0.4	(2.1)	1.0	(10.8)
General and product liability – discontinued products	(8.1)	(62.5)	(25.3)	(72.5)
Expenses for insurance fire loss deductibles	—	—	(11.7)	—
Professional fees associated with the restatement	(2.2)	—	(26.5)	—
Other	(10.7)	(4.5)	(33.8)	(12.6)

Income (Loss) before Income Taxes	$66.8	$(118.4)	$135.2	$(330.2)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Portions of items reported as Rationalizations and Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Rationalizations:
North American Tire	$(1.2)	$10.7	$4.5	$59.2
European Union Tire	0.9	27.3	25.8	44.4
Eastern Europe, Middle East and Africa Tire	0.1	—	0.1	(0.1)
Latin American Tire	0.6	—	2.4	5.5
Engineered Products	22.6	17.3	22.8	20.5
Chemical	4.9	—	4.9	—
Corporate	0.9	(1.0)	2.1	0.9

Total Rationalizations	$28.8	$54.3	$62.6	$130.4

Other (Income) and Expense:
North American Tire	$0.2	$—	$(1.3)	$—
European Union Tire	(1.9)	(0.4)	(3.8)	(1.5)
Asia/Pacific Tire	—	—	—	(2.1)
Engineered Products	—	6.3	(1.3)	6.3
Corporate(1)	30.3	84.3	114.6	161.7

Total Other (Income) and Expense	$28.6	$90.2	$108.2	$164.4

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

     At September 30, 2004, the Company also had $841.8 million (as restated) of unused availability under its various credit agreements.

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

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $425 million to $450 million in 2005. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) an ERISA liability interest rate of 6.53% and 6.11% for 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004, and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA funding requirements. Prior 2005 funding estimates had assumed an ERISA liability interest rate of 6.67% for 2005, and 2004 asset returns of 8.5%. The new estimates for these items are based upon bond rates and asset returns as of September 30, 2004. For the three and nine month periods ended September 30, 2004, the Company contributed $60.6 million and $73.9 million, respectively, to its domestic plans. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to the ERISA funding requirements permitting the deferral of certain contributions that would have otherwise been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of those required, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded international pension plans. For the three and nine month periods ended September 30, 2004, the Company contributed $15.0 million and $45.5 million, respectively, to its foreign plans.

     Goodyear’s postretirement benefit plans, primarily, will require amounts to cover benefit payments in the future. Benefit payments in the future are expected to be approximately $285 million in 2004, $300 million in 2005 and $300 million in 2006. These estimates are based upon the plan provisions currently in effect. Ultimate payments are expected to be $3.1 billion as calculated on December 31, 2003. The majority of these payments would be made more than five years hence.

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

NOTE 12. INCOME TAXES

For the 2004 first nine months, Goodyear recorded tax expense of $145.0 million (as restated) ($28.3 million (as restated) for the third quarter) on income before taxes and minority interest in net income of subsidiaries of $178.6 million (as restated) ($85.5 million (as restated) for the third quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter are net favorable tax adjustments of $50.4 million and $43.6 million, respectively. These favorable tax adjustments related to the settlement of prior years’ tax liabilities, which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries’ deferred tax assets. For the three and nine months ended 2003, Goodyear recorded tax expense of $1.9 million (as restated) and $50.2 million (as restated) on a loss before taxes and minority interest in net income of subsidiaries of $109.7 million (as restated) and $299.4 million (as restated), respectively.

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

ITEM 2. RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to Goodyear’s consolidated financial information previously reported in Goodyear’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004 (the “Form 10-Q”). The restatement also affects the three and nine month periods ended September 30, 2003. The restatement adjustments increased net income by $2.0 million and $5.5 million in the three and nine month periods ended September 30, 2004, respectively, and increased the net loss by $12.7 million (as restated) and $2.1 million (as restated) in the three and nine month periods ended September 30, 2003, respectively.

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

     We had net income of $38.5 million (as restated) in the third quarter of 2004 compared to a net loss of $120.3 million (as restated) for the same period in 2003. For the first nine months of 2004 we had a net loss of $9.8 million (as restated), compared to a net loss of $380.4 million (as restated) for the first nine months of 2003. Our consolidated results are significantly dependent on the performance of our North American Tire segment. For the third quarter of 2004, North American Tire had segment operating income of $14.5 million (as restated) compared to a segment operating loss of $36.6 million (as restated) for the third quarter of 2003. The improvement was due primarily to sustained improvement in pricing and product mix as sales of Goodyear brand tires remained strong. Additional improvement was a result of savings from rationalization programs and increased sales in the consumer replacement market and commercial markets. Our second largest segment, European Union Tire, had segment operating income of $68.4 million (as restated) and $49.2 million (as restated) in the third quarter of 2004 and 2003, respectively. The improvement in the European Union Tire segment is also due to improved pricing and product mix.

     The segment operating income in each of our other five segments also increased compared to the comparable prior year period. For the third quarter of 2004, the Eastern Europe, Middle East and Africa Tire segment reported segment operating income of $59.8 million compared to $43.5 million in the third quarter of 2003. Latin American Tire reported segment operating income of $63.9 million (as restated) in the third quarter of 2004 compared to $44.0 million (as restated) in the third quarter of 2003. Segment operating income for Asia/Pacific Tire of $19.5 million (as restated) for the third quarter of 2004 increased from $10.3 million reported in the third quarter of 2003. Engineered Products and Chemical Products reported third quarter 2004 operating income of $34.0 million (as restated) and $45.4 million, respectively, as compared to 2003 third quarter operating income of $13.6 million (as restated) and $27.4 million, respectively.

     High raw material costs, particularly for natural rubber, continue to negatively impact our results. Increases in raw material costs increased our Cost of Goods Sold by approximately $75 million and $146 million in the third quarter and first nine months of 2004, respectively. We expect that raw material costs will increase between 5% and 7% in 2004 compared to 2003. Interest expense remains high primarily due to our increased level of average debt. Interest expense increased from $78.9 million in the third quarter of 2003 to $95.7 million (as restated) in the third quarter of 2004.

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

     On July 2, 2004, we completed a private offering of $350 million of 4% convertible senior notes due 2034. The proceeds of the notes were used for general corporate purposes. On August 18, 2004, we refinanced our $680 million senior secured U.S. revolving credit facility, which would have matured on April 30, 2005, with a $680 million senior secured deposit-funded credit facility. The new facility matures in September of 2007 and is secured by the same collateral as, and contains covenants similar to, those in the facility it replaces. The new facility is structured as a synthetic revolving credit and letter of credit facility, pursuant to which the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. We anticipate undertaking additional refinancing activities in order to address $1.22 billion and $1.90 billion of long-term debt maturing in 2005 and 2006, respectively, required contributions to our domestic pension plans (minimum contributions of approximately $160 million and $425 million to $450 million are expected to be required in 2004 and 2005, respectively, of which approximately $74 million was contributed as of September 30, 2004 and additional minimum contributions will be required in years beyond 2005), enhance our financial flexibility and ensure adequate liquidity. As part of our refinancing efforts, we may also seek to access the capital markets, although our current credit ratings may restrict our ability to do so. Failure to obtain new financing could have a material adverse effect on our liquidity. In addition, we continue to review potential asset sales.

     On October 19, 2004, an amended settlement agreement to resolve a substantial portion of our product liability claims relating to Entran II, a rubber hose product we previously manufactured, received court approval. As a result, we will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, Goodyear was required to contribute to the settlement fund by October 19, 2004, the amount of insurance recovered from its carriers relating to Entran II but, in any event, no less than $150 million. As of October 19, 2004, the $150 million had been deposited by the Company in the settlement fund comprised of $75 million of insurance recoveries previously obtained by the Company and $75 million of cash contributions made by the Company. The Company expects to receive an additional $100 million of insurance reimbursements during the fourth quarter. Of this amount, $75 million will reimburse the Company for its October 19, 2004 cash contribution to the settlement fund and the balance (net of unreimbursed legal costs incurred to obtain the insurance recoveries) will be deposited into the settlement fund.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the third quarter of 2004 were $4.71 billion (as restated), increasing 20.7% from $3.91 billion (as restated) in the 2003 third quarter. Net income of $38.5 million (as restated) or $0.20 per diluted share (as restated) was recorded in the 2004 third quarter compared to a net loss of $120.3 million (as restated) or $0.69 per diluted share (as restated) in the 2003 period. The 2004 third quarter included an after-tax rationalization charge of $30.4 million or $0.17 per share compared to an after-tax rationalization charge of $44.8 million or $0.26 per share in 2003.

     In the first nine months of 2004, sales of $13.54 billion (as restated) increased 20.8% from $11.21 billion (as restated) in the 2003 period. A net loss of $9.8 million (as restated) or $0.06 per share (as restated) was recorded in the first nine months of 2004 compared to a net loss of $380.4 million (as restated) or $2.17 per share (as restated) in the first nine months of 2003. The first nine months of 2004 included an after-tax rationalization charge of $59.5 million or $0.34 per share compared to an after-tax rationalization charge of $114.0 million or $0.65 per share in 2003.

     Revenues in the third quarter of 2004 increased approximately $808 million (as restated) from the 2003 period due partially to the consolidation of two variable interest entities in January 2004 in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46 (revised December 2003) (collectively, “FIN 46”). Consolidation of these variable interest entities benefited 2004 sales by approximately $315 million in the third quarter. Revenue increases of approximately $214 million, attributable to pricing and product mix improvements, primarily in North American Tire, Latin American Tire, and European Union Tire and revenue increases of approximately $120 million (as restated), attributable to higher unit volume primarily in North American Tire, Engineered Products, Eastern Europe and Latin American Tire had a favorable impact on third quarter 2004 revenues. 2004 revenue also benefited from the positive impact of currency translation of approximately $105 million in the third quarter, mainly in Europe.

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

     Revenues in the first nine months of 2004 increased approximately $2.33 billion from the 2003 period partially as a result of the consolidation of two variable interest entities in accordance with FIN 46 of approximately $896 million. Improved pricing and product mix improvements, primarily in North American Tire, Latin American Tire, Eastern Europe Tire and European Union Tire of approximately $552 million and higher unit volume of approximately $447 million, driven by European Union Tire and Latin American Tire, as well as higher volume in Engineered Products, had a favorable impact on revenues in the first nine months of 2004. Additionally, the impact of currency translation of approximately $391 million, mainly in Europe, benefited 2004 sales.

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

     Cost of goods sold (CGS) increased approximately $572 million (as restated), or 17.9%, but decreased to 79.9% of net sales, in the third quarter of 2004, compared to 81.8% in the 2003 period. CGS in the third quarter of 2004 increased by approximately $259 million due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 CGS was increased by approximately $81 million due to higher volume, largely in North American Tire, Engineered Products, and Eastern Europe Tire, and was negatively impacted by currency translation of approximately $79 million, primarily in Europe. Increased manufacturing costs related to changes in product mix of approximately $50 million (as restated), in part related to North American Tire and Engineered Products, and increased raw material costs of approximately $75 million and higher conversion costs of approximately $10 million (as restated) related primarily to North American Tire were partially offset by savings from rationalization programs of approximately $38 million.

     CGS increased approximately $1.64 billion (as restated), or 17.8%, but decreased to 80.0% of net sales in the first nine months of 2004, compared to 82.1% in the 2003 period. CGS in the first nine months of 2004 increased by approximately $741 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. Additionally, increased unit volume of approximately $312 million, currency translation of approximately $298 million and increases in product mix of approximately $190 million increased the 2004 CGS. Higher raw material costs of approximately $146 million and conversion costs of approximately $6 million (as restated) were partially offset by savings from rationalization programs of approximately $95 million which favorably impacted 2004 CGS. In 2003, CGS was adversely impacted by adjustments that were related to the Engineered Products Segment and recorded in conjunction with the restatement. It was not possible to allocate the amount of these adjustments to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. This 2003 account reconciliation adjustment includes the write-off of $21.3 million consisting of $3.7 million in intercompany accounts and $17.6 million related to payables and other accounts.

     Selling, administrative and general expense (SAG) in the third quarter of 2004 increased approximately $114 million (as restated), or 19.4%, compared to the 2003 period but decreased to 14.8% (as restated) of net sales in 2004 compared to 15.0% in the 2003 period. SAG in the third quarter of 2004 increased by approximately $50 million (as restated) due to the consolidation of two variable interest entities in accordance with FIN 46. 2004 SAG was also unfavorably impacted by increased corporate consulting fees of approximately $23 million, of which approximately $7 million related to compliance with Sarbanes-Oxley and approximately $2 million related to professional fees associated with the SEC investigation. In addition, currency translation of approximately $20 million, largely in Europe, increased advertising expense of approximately $12 million, in part due to the launch of the Assurance tire and higher wages and benefit costs of approximately $8 million (as restated) negatively impacted 2004 SAG. The overall increases were partially offset by savings from rationalization actions of approximately $9 million.

     SAG in the first nine months of 2004 increased approximately $319 million (as restated), or 18.2%, compared to the 2003 period but decreased from 15.6% of net sales in 2003 to 15.3% in 2004. SAG increased in the first nine months of 2004 compared to the 2003 period primarily as a result of the consolidation of two variable interest entities totaling approximately $151 million (as restated). Currency translation of approximately $69 million, increased corporate consulting fees of approximately $59 million, of which approximately $26 million related to professional fees associated with the restatement and SEC investigation and approximately $14 million related to Sarbanes-Oxley compliance, and higher advertising expenses of approximately $39 million also led to higher SAG expense. SAG in the 2004 period benefited from approximately $25 million in savings from rationalization programs.

     Interest expense increased 21.3% from $78.9 million in the third quarter of 2003 to $95.7 million (as restated) in the third quarter of 2004 primarily as a result of higher average debt outstanding and higher average interest rates. For the first nine months of 2004, interest expense increased 22.1% to $268.3 million (as restated) compared to the 2003 period, reflecting a higher average debt balance and higher interest rate as well as the April 1, 2003 restructuring and refinancing of our credit facilities.

     Other (Income) and Expense was $28.6 million net expense (as restated) in the 2004 third quarter compared to $90.2 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $29.2 million and $18.8 million in the third quarters of 2004 and 2003, respectively. Other (Income) and Expense for the third quarter of 2004 included a loss of $0.7 million (as restated) ($0.6 million (as restated) after tax or $0.00 per share) and a gain of $2.4 million ($1.7 million after tax or $0.01 per share) on the sale of assets in the North American Tire and European Union Tire Segments. The 2003 third quarter included a loss of $6.8 million ($6.7 million (as restated) after tax or $0.04 per share) on the sale of assets in the Engineered Products and European Union Tire Segments and a gain of $0.9 million (as restated) ($0.7 million (as restated) after tax or $0.01 per share (as restated)) on the sale of assets in the European Union Tire Segment. For the third quarter of 2004, and 2003, expense of $105.5 million and $78.2 million, respectively, and probable insurance recoveries of $100 million and $20 million, respectively, related to Entran II were recorded.

     For the first nine months of 2004, Other (Income) and Expense was $108.2 million net expense (as restated) compared to $164.4 million (as restated) net expense in the 2003 period. Other (Income) and Expense included fees related to financing and financial instruments of $89.7 million (as restated) and $71.9 million in the first nine months of 2004 and 2003, respectively. Other (Income) and Expense in 2004 also included a gain of $9.3 million (as restated) ($6.8 million (as restated) after tax or $0.04 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products segments and a loss of $3.1 million (as restated) ($2.5 million (as restated) after tax or $0.02 per share (as restated)) on the sale of corporate assets and assets in North American Tire and European Union Tire Segments. Other (Income) and Expense in the first nine months of 2003 included a loss of $25.8 million (as restated) ($16.6 million (as restated) after tax or $0.10 per share (as restated)) on the sale of 20,833,000 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) and the sale of assets in Engineered Products and a gain of $5.5 million (as restated) ($4.5 million (as restated) after tax or $0.03, per share (as restated)) resulting from the sale of land in the Asia/Pacific Tire Segment and the sale of assets in the European Union Tire Segment. Financing fees and financial instruments included $17.1 million (as restated), of deferred costs written off, in the nine months ended September 2004, in connection with the Company’s refinancing activities during 2004. Of the $25.3 million (as restated) of expense recorded in the first nine months of 2004 ($72.5 million in 2003) related to general product liability-discontinued products, $15.4 million ($113.8 million (as restated) of expense in 2003) relates to Entran II claims and $9.9 million (as restated) ($41.3 million (as restated) of income in 2003) relates to asbestos claims, net of probable insurance recoveries.

     Miscellaneous expense in the first nine months of 2004 includes $11.7 million ($11.6 million after tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at Company facilities in Germany, France and Thailand. During the nine months, approximately $23 million in insurance recoveries were received to cover expenses related to these fire losses in Germany. At September 30, 2004, Goodyear recorded an insurance receivable of approximately $27 million to recover additional expenses incurred associated with fire losses in Germany. Subsequent to September 30, 2004, Goodyear received approximately $4 million. At September 30, 2004, Goodyear did not record any insurance recoveries associated with fixed assets destroyed. Additional insurance recoveries in future periods will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

     Foreign currency exchange loss was $10.6 million (as restated) and $10.9 million (as restated) in the third quarter of 2004 and 2003, respectively. For the first nine months of 2004, foreign currency exchange loss was $14.5 million (as restated) compared to a loss of $31.3 million (as restated) in the 2003 period reflecting the weakening of the Brazilian Real in 2003 versus the U.S. dollar.

     For the 2004 first nine months, Goodyear recorded tax expense of $145.0 million (as restated) ($28.3 million (as restated) for the third quarter) on income before income taxes and minority interest in net income of subsidiaries of $178.6 million (as restated) ($85.5 million (as restated) for the third quarter). The difference between Goodyear’s effective tax rate and the U.S. statutory rate was primarily attributable to the Company continuing to maintain a full valuation allowance against its net Federal and state deferred tax assets. Included in tax expense for the first nine months and third quarter are net favorable tax adjustments of $50.4 million and $43.6 million, respectively. These favorable tax adjustments relate primarily to the settlement of prior years’ tax liabilities, which were partially offset by the establishment of valuation allowances against certain Goodyear subsidiaries’ deferred tax assets. For the three and nine months ended 2003, Goodyear recorded tax expense of $1.9 million (as restated) and $50.2 million (as restated) on a loss before taxes and minority interest in net income of subsidiaries of $109.7 million (as restated) and $299.4 million (as restated), respectively.

     The Company completed its valuation in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” during the third quarter of 2004. The valuation indicated there was no impairment of goodwill or intangible assets.

     In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. Under the EITF, contingently convertible shares attached to a debt instrument, such as the $350 million of 4% Convertible Senior Notes issued by the Company on July 2, 2004, are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The provisions of EITF No. 04-08, were effective for reporting periods ending after December 15, 2004, including the retroactive restatement of previously reported earnings per share amounts. As such, the adoption of this standard has been retroactively reflected and included in this Form 10-Q/A as applicable. Refer to Note 4, Earnings Per Share, for further discussion as to the impact of adopting this standard.

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

     For the first nine months of 2004, net charges of $62.6 million ($59.4 million after-tax or $0.34 per share) were recorded, which included reversals of $15.8 million ($12.8 million after-tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $78.4 million ($72.3 million after-tax or $0.41 per share). Included in the $78.4 million of new charges are $12.2 million of expenses, consisting of $2.4 million of associate-related costs and $8.7 million of other than associate-related costs incurred during the first nine months of 2004 related to plans initiated in 2003 and $1.1 million of associated-related costs for a plan initiated in 2000. The $66.2 million of new charges for plans initiated in 2004 consisted of $29.3 million related to future cash outflows, primarily for associate severance costs, $32.0 million in non-cash charges for, pension curtailments and postretirement benefit costs, and $4.9 million in other exit costs.

     In the third quarter of 2004, $37.9 million was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, while $6.5 million was incurred for non-cancelable lease costs and other costs. During the first nine months of 2004, $105.2 million was incurred primarily for non-cash pension curtailments, postretirement benefit costs, and severance payments, and $18.2 million was incurred for non-cancelable lease costs and other costs. The majority of the remaining $83.7 million (as restated) accrual balance at September 30, 2004 for all programs is expected to be utilized within the next twelve months.

     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the European Union Tire, Latin American Tire, and Engineered Products segments. During the third quarter of 2004, $1.1 million was recorded as Cost of Goods Sold and $1.1 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges. For the first nine months of 2004, $5.6 million was recorded as Cost of Goods Sold and $1.5 million was recorded as Selling, Administrative and General Expense for accelerated depreciation charges.

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

     Total segment operating income was $305.5 million (as restated) in the third quarter of 2004, increasing 101.8% from $151.4 million in the comparable 2003 quarter. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2004 was 6.2%, compared to 3.7% in the 2003 period.

     In the first nine months of 2004, total segment operating income was $810.0 million (as restated), increasing 140.0% from $337.5 million (as restated) in the 2003 period. Total segment operating margin in the first nine months of 2004 was 5.7%, compared to 2.9% in the 2003 period.

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

North American Tire

	Restated
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	26.7	26.6	0.1	—%	77.1	76.7	0.4	0.4%
Sales	$2,070.5	$1,792.2	$278.3	15.5	$5,837.2	$5,076.4	$760.8	15.0
Segment Operating Income (Loss)	14.5	(36.6)	51.1	139.6	15.7	(116.2)	131.9	113.5
Segment Operating Margin	0.7%	(2.0)%			0.3%	(2.3)%

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

     North American Tire segment operating income in the third quarter of 2004 increased approximately $51 million (as restated) or 139.6% compared to the 2003 quarter. Improved pricing and product mix of approximately $65 million, primarily in the consumer and commercial markets, higher volume of approximately $11 million, primarily due to strong sales in the retail, retread, consumer replacement and commercial OE markets and savings from rationalization programs of approximately $27 million favorably impacted third quarter 2004 operating income. Unfavorable impacts affecting third quarter operating income included increased raw material costs of approximately $23 million, higher conversion costs of approximately $8 million and increased advertising costs of approximately $7 million, due primarily to the Assurance line product launch. Additionally, the segment incurred increased general and product liability expense of approximately $5 million and increased wages and benefits costs of $4 million.

     North American Tire segment operating income in the first nine months of 2004 increased approximately $132 million (as restated), or 113.5%, from the 2003 period. Favorable impacts included improvements in pricing and product mix of approximately $139 million, primarily in the consumer replacement and commercial replacement markets, increased volume of approximately $38 million due to strong sales in the commercial OE, consumer replacement, retail and retread markets and savings from rationalization programs of approximately $62 million. Unfavorable impacts affecting nine months operating income included increased raw material costs of approximately $57 million and higher conversion costs of approximately $28 million, and increased advertising cost of $23 million. The consolidation of T&WA in 2004 also positively impacted the 2004 period by approximately $1 million.

     Segment operating income did not include in the first nine months rationalization charges totaling $4.5 million in 2004 and $59.2 million in 2003. Third quarter rationalization charges were $(1.2) million and $10.7 million in 2004 and 2003, respectively. Segment operating income in the third quarter and first nine months of 2004 did not include a loss on asset sales of $0.2 million (as restated), and a gain on the sale of assets of $1.3 million (as restated), respectively.

     The Company is implementing a turnaround strategy for North American Tire segment as described in “Turnaround Strategy” under Liquidity and Capital Resources. Revenues and segment operating income in the North American Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, reduced demand in the replacement and OE markets, changes in product mix, continued increases in raw material and energy prices, higher wage and benefit costs and general economic conditions.

European Union Tire

	Restated
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	15.8	16.0	(0.2)	(1.1)%	47.5	46.7	0.8	1.6%
Sales	$1,084.7	$985.6	$99.1	10.1	$3,255.8	$2,875.9	$379.9	13.2
Segment Operating Income	68.4	49.2	19.2	39.0	194.9	109.5	85.4	78.0
Segment Operating Margin	6.3%	5.0%			6.0%	3.8%

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

     Revenues in 2004 increased approximately $99 million, or 10.1%, in the third quarter from the 2003 period due to positive currency translation of approximately $82 million, driven mainly by the strong Euro, and improved overall pricing and product mix of approximately $27 million. The 2004 period was unfavorably impacted by lower volume of approximately $12 million (as restated), largely due to lower replacement market sales.

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

     For the third quarter of 2004, segment operating income increased approximately $19 million (as restated), or 39.0%, compared to 2003 due to improved pricing and product mix of approximately $22 million and the favorable impact of currency translation of approximately $4 million (as restated). The negative effects of approximately $3 million of lower volume and rising raw material costs of approximately $8 were partially offset by savings from rationalization actions of approximately $13 million.

     For the first nine months of 2004, segment operating income increased approximately $85 million (as restated), or 78.0%, compared to 2003 due to improved pricing and product mix of approximately $47 million, the benefit from higher production volume and productivity improvements of approximately $17 million, and savings from rationalization actions of approximately $33 million. Stronger volume of approximately $12 million, primarily in the replacement market, and the positive effect of currency translation of approximately $10 million also favorably impacted 2004 segment operating income. Higher SAG costs of approximately $16 million (as restated), related to higher selling expenses to support increased volumes and the sale of premium brand tires, and increased raw material costs of approximately $18 million negatively affected segment operating income in the first nine months of 2004 compared to 2003.

     Segment operating income in the first nine months of 2004 did not include net rationalization charges totaling $25.8 million and a gain on asset sales of $3.8 million (as restated), including $0.9 million rationalization charges and a $1.9 million (as restated) gain on asset sales in the third quarter. Segment operating income in the first nine months of 2003 did not include net rationalization charges totaling $44.4 million and a gain on asset sales of $1.5 million (as restated) including $27.3 million of net rationalization charges and a gain on sale of assets of $0.4 million (as restated) in the third quarter.

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

     Segment operating income in the 2004 third quarter increased approximately $16 million, or 37.5%, from the 2003 quarter. Segment operating income for the 2004 period was favorably impacted by improved pricing and product mix of approximately $18 million, related to strong sales of high performance tires, winter tires and truck tires, and approximately $5 million related to higher volume, primarily due to increased sales in all countries except Poland and Morocco. Currency translation of approximately $4 million also had a positive impact on operating income. Higher SAG costs of approximately $2 million, conversion costs of approximately $2 million, and increases in raw material prices of approximately $6 million negatively impacted the 2004 period.

     Segment operating income in the first nine months of 2004 increased approximately $49 million, or 50.0%, from the 2003 period. Segment operating income for the 2004 period was favorably impacted by approximately $46 million due to price increases and the sale of high performance tires, winter tires and truck tires, by approximately $15 million related to higher volume, largely in Turkey, Russia, South Africa and Central Eastern Europe and by approximately $8 million due to the favorable impact of currency translation. Increased raw material prices of $6 million and SAG costs of approximately $12 million, due primarily to increased advertising costs related to new product launches negatively impacted 2004 earnings.

     Revenues and segment operating income in the Eastern Europe Tire segment may be adversely affected in future periods by the effects of continued competitive pricing conditions, changes in mix, continued increases in raw material and energy prices, continued volatile economic conditions and currency translation.

Latin American Tire

	Restated
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.9	4.7	0.2	5.1%	14.5	13.8	0.7	5.8%
Sales	$315.7	$262.1	$53.6	20.5	$909.7	$752.1	$157.6	21.0
Segment Operating Income	63.9	44.0	19.9	45.2	187.4	104.8	82.6	78.8
Segment Operating Margin	20.2%	16.8%			20.6%	13.9%

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

     Segment operating income in the 2004 third quarter increased approximately $20 million (as restated), or 45.2%, from the 2003 period. Segment operating income was favorably impacted by approximately $30 million related to improvements in pricing levels and product mix. The benefit from higher volume of approximately $2 million, largely in the OE market, and the savings from rationalization actions of approximately $1 million partially offset negative effects of rising raw material costs of approximately $9 million and productivity declines of approximately $3 million.

     Segment operating income in the first nine months of 2004 increased approximately $83 million (as restated), or 78.8%, from the 2003 period due primarily to approximately $87 million related to price increases and improved product mix in the replacement markets. Volume increases of approximately $11 million, savings from rationalization programs of approximately $5 million and lower conversion costs of approximately $1 million also favorably impacted 2004 segment operating income. Partially offsetting these positive effects were rising raw material costs of approximately $19 million and higher SAG costs of approximately $7 million, related in part to higher advertising costs.

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

Asia/Pacific Tire

	Restated
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Tire Units	4.8	3.2	1.6	49.6%	14.6	10.0	4.6	46.0%
Sales	$319.9	$140.1	$179.8	128.3	$970.5	$429.9	$540.6	125.8
Segment Operating Income	19.5	10.3	9.2	89.3	44.5	36.2	8.3	22.9
Segment Operating Margin	6.1%	7.4%			4.6%	8.4%

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

     Revenues in the 2004 third quarter increased approximately $180 million (as restated), or 128.3%, compared to the 2003 period due primarily to the consolidation of SPT which benefited 2004 sales by approximately $168 million. Also benefiting 2004 sales was improved pricing and product mix of approximately $11 million.

     For the first nine months of 2004, revenues increased approximately $541 million (as restated), or 125.8%, compared to the 2003 period primarily due to the consolidation of SPT which benefited 2004 sales by approximately $523 million. Additionally, price increases and improved product mix increased revenues by approximately $19 million.

     Segment operating income in the third quarter increased approximately $9 million (as restated), or 89.3%, compared to the 2003 period due to improved pricing and product mix of approximately $10 million and lower conversion costs of approximately $2 million offsetting higher raw material costs of approximately $9 million. The consolidation of SPT increased 2004 segment operating income by approximately $6 million (as restated); however, reduced segment operating margin to 6.1% (as restated) in 2004 from 7.4% in 2003.

     For the first nine months of 2004, segment operating income increased approximately $8 million (as restated), or 22.9%, compared to the 2003 period due to price increases and improved product mix of approximately $21 million and lower conversion costs of approximately $4 million. Increases in raw material costs of approximately $15 million, higher SAG expenses of approximately $4 million and volume declines of approximately $2 million negatively impacted segment operating income in 2004. The consolidation of SPT increased 2004 segment operating income by approximately $4 million (as restated); however, reduced segment operating margin to 4.6% in 2004 from 8.4% in 2003.

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

Engineered Products

	Restated
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2004	2003	Change	Change	2004	2003	Change	Change
Sales	$377.2	$299.9	$77.3	25.8%	$1,090.0	$890.8	$199.2	22.4%
Segment Operating Income	34.0	13.6	20.4	150.0	88.8	25.0	63.8	255.2
Segment Operating Margin	9.0%	4.5%			8.1%	2.8%

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

     Segment operating income increased approximately $20 million (as restated), or 150.0%, in the third quarter of 2004 compared to the 2003 period due primarily to increased volume of approximately $25 million, due mainly to the military and industrial businesses. Additionally, 2004 segment operating income was favorably impacted by savings from rationalization actions of approximately $7 million and price increases and improved product mix of approximately $1 million. The 2004 quarter was unfavorably impacted by approximately $3 million in higher conversion costs, approximately $1 million of higher freight costs and approximately $8 million of higher SAG costs to support increased sales levels. Also negatively impacting the 2004 third quarter were increased raw material costs of approximately $1 million.

     For the first nine months of 2004, segment operating income increased approximately $64 million (as restated), or 255.2%, in 2004 compared to the 2003 period due primarily to a $57 million increase in volume, mainly due to military and industrial sales. Savings from rationalization actions of approximately $18 million also contributed to the increase. The 2003 first quarter included approximately $19 million of charges related to account reconciliation adjustments made in connection with the restatement. It was not possible to allocate the amount of this adjustment to applicable periods and accordingly, Goodyear recorded substantially all of this adjustment in the first quarter of 2003. Increased conversion costs of approximately $8 million, higher SAG costs to support increased sales levels of approximately $11 million, increased freight costs of approximately $5 million and facility start-up costs of approximately $2 million unfavorably impacted 2004 segment operating income.

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

     Segment operating income in the 2004 third quarter increased approximately $18 million, or 65.7%, from the 2003 period primarily due to improved pricing and product mix of approximately $24 million, improved conversion costs of approximately $10 million, higher volume of approximately $4 million and by approximately $2 million due to the positive impact of currency translation. Additionally, natural rubber operations contributed approximately $2 million of the improvement through pricing and volume. The increases were partially offset by higher raw material prices of approximately $25 million.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had $1.60 billion in cash and cash equivalents as well as $841.8 million (as restated) of unused availability under its various credit agreements, compared to $1.55 billion (as restated) and $335.0 million at December 31, 2003, and $1.03 billion and $529.7 million at September 30, 2003.

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

OPERATING ACTIVITIES

Net cash flow from operating activities was $1.2 million (as restated) during the first nine months of 2004, as reported on the Company’s Consolidated Statement of Cash Flows, consisting primarily of net loss of $9.8 million (as restated), adjusted for non-cash items, including depreciation and amortization and rationalization charges of $460.8 million (as restated) and $32.0 million respectively, as well as the following operating sources and uses of cash.

     Operating uses of cash included an increase in accounts receivable of $940.4 million (as restated). Accounts receivable increase reflecting seasonal growth, as well as higher sales, the impact of consolidating SPT and T&WA under the provisions of FIN 46 in 2004 compared to the 2003 period.

     Operating sources of cash included an increase in liability for compensation and benefits of $360.9 million (as restated), excluding $119.4 million of pension contributions, net other assets and liabilities of $114.3 million (as restated) and United States and foreign current taxes payable of $75.9 million (as restated). The increase in the liability for compensation and benefits is largely attributed to increases in the pension and post retirement medical benefits liabilities, as well as the consolidation of SPT and T&WA. The source of cash from changes in net other liabilities is primarily attributed to increases in general & product liability — discontinued products reserves and net deferred tax liabilities. The increase in United States and foreign current taxes payable is attributed to an increase in value added taxes and in foreign current taxes payable due to the improving performance of our foreign businesses.

INVESTING ACTIVITIES

Net cash used in investing activities was $290.3 million (as restated) during the first nine months of 2004. Capital expenditures were $278.3 million, and were primarily for plant modernizations and new tire molds. Capital expenditures are expected to approximate $488 million in 2004.

	Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Capital Expenditures	$113.4	$82.9	$278.3	$266.3
Depreciation and Amortization	150.7	158.0	460.8	459.9

FINANCING ACTIVITIES

Net cash provided by financing activities was $365.4 million (as restated) during the first nine months of 2004.

     Consolidated Debt and the Debt to Debt and Equity Ratio for the periods indicated:

	Restated
(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Consolidated Debt	$5,660.5	$5,086.0	$4,944.8
Debt to Debt and Equity	100.9%	100.6%	98.7%

Credit Sources

In aggregate, the Company had committed and uncommitted credit facilities of $7.00 billion (as restated) available at September 30, 2004, of which $841.8 million (as restated) were unused, compared to $5.90 billion available at December 31, 2003, of which $335.0 million were unused and $5.90 billion available at September 30, 2003 of which $529.7 million were unused.

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

	Restated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net Income/(Loss)	$38.5	$(120.3)	$(9.8)	$(380.4)
Consolidated Interest Expense	98.2	84.5	275.2	235.9
Income Tax	28.3	1.9	145.0	50.2
Depreciation and Amortization Expense	150.7	158.0	460.8	459.9

EBITDA	$315.7	$124.1	$871.2	$365.6

Credit Agreement Adjustments:
Other (Income) and Expense	23.5	80.3	91.4	189.5
Foreign Currency Exchange	10.6	10.9	14.5	31.3
Equity in (Earnings) Losses of Affiliates	(2.1)	0.5	(5.8)	6.7
Minority Interest in Net Income of Subsidiaries	18.7	8.7	43.4	30.8
Non-Cash, Non-Recurring Items	—	—	—	7.5
Rationalizations	28.8	54.3	62.6	130.4
Less Excess Cash Rationalization Charges	—	(8.9)	—	(12.9)

Consolidated EBITDA	$395.2	$269.9	$1,077.3	$748.9

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

Foreign Credit Facilities

As of September 30, 2004, Goodyear had short-term committed and uncommitted bank credit arrangements totaling $386.2 million (as restated), of which $144.1 million (as restated) were unused, compared to $347.0 million and $209.4 million at December 31, 2003. In addition, as of September 30, 2004, Goodyear had availability under long-term committed credit facilities of $63.1 million. Of this amount, $5.1 million is related to the consolidation of VIEs.

Non-Domestic Accounts Receivable Securitization Facilities

As of September 30, 2004, international subsidiaries of Goodyear had $106.6 million (as restated) of borrowings under non-domestic accounts receivable securitization facilities compared to $122.8 million and $152.0 million at December 31, 2003 and September 30, 2003, respectively. As of September 30, 2004, the amount outstanding and fully utilized under the program maintained by GDTE totaled $102.1 million. The Company is currently working to refinance this facility and the commitment period has been extended. If the Company is unable to replace this facility, the Company would pursue other short-term financing alternatives.

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

Turnaround Strategy

The Company is currently implementing a turnaround strategy for the North American Tire segment that will require the Company to 1) stabilize margins and market shares, 2) simplify the sales and supply chain process, 3) execute key cost-cutting, brand and distribution strategies, 4) implement brand and distribution strategies and 5) grow the business through new product introductions and new sales channels. The ability of the Company to successfully implement its cost-cutting strategy is also dependent upon its ability to realize anticipated savings and operational benefits from its master contract with the USWA ratified in 2003. Based in part on success in implementing the turnaround strategy, North American Tire had stronger operating results in the first nine months and third quarter of 2004 than in comparable periods of 2003. However, additional progress in implementing the turnaround strategy is needed to achieve a satisfactory level of profitability in the North American Tire business segment. If the goals of the turnaround strategy are not met, the Company will not be able to achieve or sustain future profitability which would impair its ability to meet its debt service obligations and otherwise negatively affect its operations. There is no assurance that the Company will successfully implement this turnaround strategy. In particular, this strategy and the Company’s liquidity could be affected adversely by trends that affected the North American Tire segment negatively in 2003 and prior years, including industry overcapacity which limits pricing leverage, weakness in the replacement tire market, increased competition from low cost manufacturers and a related decline in Goodyear’s market share, weak U.S. economic conditions, and increases in medical and pension costs. In addition, the turnaround strategy has been, and may continue to be, impacted negatively by higher raw materials and energy prices. During the first nine months of 2004, the market price of natural rubber, one of our most important raw materials, increased approximately 20% versus the same period in the prior year. In addition, the market price of oil, an important feedstock for several other raw materials, increased 25% versus the same period in the prior year. Based on a combination of the Company’s inventory turns and raw material shipment lead times, market price fluctuations in raw materials typically impact the Company’s CGS three to six months subsequent to the raw material purchase date. Furthermore, market conditions may prevent us from passing these increases on to our customers through timely price increases. Goodyear has retained The Blackstone Group L.P. and Bain & Company to provide consulting advice on the turnaround strategy and other possible strategic initiatives to maximize shareholder value.

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

     At September 30, 2004, the Company also had $841.8 million (as restated) of unused availability under its various credit agreements.

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

     In addition to the commitments summarized above, Goodyear is required to make contributions to its domestic defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Although subject to change, Goodyear expects to be required by ERISA to make contributions to its domestic pension plans of approximately $160 million in 2004 and approximately $425 million to $450 million in 2005. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) an ERISA liability interest rate of 6.53% and 6.11% for the 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004 and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA law in 2004 providing for changes to ERISA funding requirements. Funding estimates for 2005 had assumed an ERISA liability interest rate of 6.78% for 2005, and 2004 asset returns of 8.5%. The new estimates for these items are based upon bond rates and asset returns as of September 30, 2004. For the three and nine month periods ended September 30, 2004, the Company contributed $60.6 million and $73.9 million, respectively, to its domestic plans. The estimates of the contributions required in 2004 and 2005 reflect legislation passed by Congress in 2004 providing for changes to ERISA funding requirements permitting the deferral of certain contributions that would otherwise have been required in 2004 and 2005 to subsequent periods. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and whether the Company makes contributions in excess of those required, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects that the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005. In 2004, in addition to required domestic plan contributions, Goodyear expects to contribute approximately $60 million to its funded pension plans. For the three and nine month periods ended September 30, 2004, the Company contributed $15.0 million and $45.5 million, respectively, to foreign plans.

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

	Restated
	Payment Due by Period as of September 30, 2004
(In millions)							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,605.1	$1,445.4	$1,626.7	$590.5	$100.6	$1.4	$1,840.5
Capital Lease Obligations (2)	82.1	10.1	8.8	7.9	7.8	7.1	40.4
Interest Payments (3)	1,820.0	355.9	247.8	171.2	150.5	147.2	747.4
Operating Leases (4)	1,502.9	307.6	257.3	199.0	145.3	108.2	485.5

Pension Benefits (5)	657.5	220.0	437.5	(5)	(5)	(5)	(5)
Other Post Retirement Benefits (6)	3,080.0	285.0	300.0	300.0	270.0	260.0	1,665.0
Workers’ Compensation (7)	250.0	50.0	40.0	35.0	30.0	25.0	70.0

Binding Commitments (8)	563.9	531.6	14.3	2.7	2.2	2.1	11.0

Total Contractual Cash Obligations	$13,561.5	$3,205.6	$2,932.4	$1,306.3	$706.4	$551.0	$4,859.8

(1)	Long-term debt payments include notes payable and reflect long-term debt maturities as of September 30, 2004. In connection with the Company’s financing activities in the first quarter of 2004, our long-term debt commitments in 2005 and 2006 were reduced by $665 million and $64 million, respectively.

(2)	The present value of capital lease obligations is $55.4 million.

(3)	These amounts represent estimated future interest payments related to our existing current debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at September 30, 2004 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating leases do not include minimum sublease rentals of $51.2 million, $42.6 million, $33.9 million, $25.5 million, $17.2 million, and $29.6 million in each of the periods above, respectively, for a total of $200.0 million. Net operating lease payments total $1,303.0 million. The present value of operating leases is $763.0 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2003. The amounts set forth in the table represent Goodyear’s estimated minimum funding requirements for its domestic defined benefit pension plans under the Employee Retirement Income Security Act (“ERISA”) for 2004 and 2005 and $60 million of expected contributions to its funded international pension plans in 2004. Goodyear expects to be required to fund contributions to its domestic defined benefit pension plans of $160 million in 2004, and approximately $425 million to $450 million in 2005. The estimated amount set forth in the table above for 2005 represents the approximate mid-point of this range. The expected contributions are based upon participant data as of January 1, 2004, and assume a stable population in future years. In calculating these estimates, the Company relied on a number of assumptions, including (i) and ERISA liability interest rate of 6.53% and 6.11% for 2004 and 2005, respectively, (ii) plan asset returns of 3.8% in 2004, and (iii) the effect of legislation signed into law in 2004 providing for changes to ERISA funding requirements. Prior funding estimates for 2005 had assumed an ERISA liability interest rate of 6.67% for 2005, and 2004 asset returns of 8.5%. The new estimates for these items are based upon bond rates and asset returns as of September 30, 2004. Goodyear will be subject to additional statutory minimum funding requirements after 2005. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and whether the Company makes contributions in excess of the minimum requirements, and what, if any, changes may occur in legislation, Goodyear is not able to reasonably estimate its future required contributions beyond 2005. Nevertheless, Goodyear expects the amount of contributions required in years beyond 2005 will be substantial. In particular, the funding relief provided under current law expires at the end of 2005. As a result, if funding relief is not extended or renewed, Goodyear expects that its minimum funding obligations in 2006 would be substantially greater than in 2005.

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

ITEM 4. CONTROLS AND PROCEDURES.

Overview.

This Quarterly Report on Form 10-Q/A reflects adjustments made pursuant to the restatements included in the 2003 Form 10-K as well as the restatements included in the 2004 Form 10-K. Please refer to the Note to the Financial Statements No. 1A, Restatement, in this Form 10-Q/A for a detailed description of these restatements as well as their impact on the Company’s prior period financial statements.

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

Restatements Included in the 2004 Form 10-K and this Form 10-Q/A

On November 5, 2004, the Company announced that it would amend its previously filed financial statements to include financial information related to certain of the Company’s investments in affiliates, and a restatement of the Company’s prior period financial statements to record certain additional out-of-period adjustments identified, recorded and disclosed in the first and second quarters of 2004. The out-of-period adjustments recorded in the first quarter of 2004 consisted of approximately $5 million in expenses relating to the North American Tire workers’ compensation and pension plan discount rate adjustments that were part of the restatement included in the 2003 Form 10-K. The out-of-period adjustments recorded in the second quarter of 2004 consisted of approximately $1 million of income, net, primarily relating to pension adjustments. In the course of preparing the third quarter Form 10-Q the Company identified additional net out-of-period expense adjustments. The net impact of the restatement on net loss for the three and nine month periods ended September 30, 2003 was to increase the net loss by $1.2 million and $4.6 million, respectively.

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

Remediation of Internal Control Weaknesses

The Company has dedicated substantial resources to the review of its internal control processes and procedures. As a result of that review, the Company has determined that it would strengthen its internal controls by (i) making personnel and organizational changes, (ii) improving communications and reporting, (iii) improving monitoring controls, (iv) increasing oversight to reduce opportunities for intentional overrides of control procedures, and (v) simplifying and improving financial processes and procedures. Certain measures to strengthen controls were undertaken by the Company prior to the initial filing of the Form 10-Q for the third quarter of 2004 on November 9, 2004 (the “Third Quarter 10-Q filing”). Prior to January 1, 2004 the Company:

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

      At the time of the Third Quarter 10-Q filing, a number of other initiatives to strengthen the Company’s internal controls were in process or under development. These included:

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

     Since the Third Quarter 10-Q filing, the Company continued to evaluate the effectiveness of its controls and procedures on an ongoing basis, including consideration of the internal control weaknesses/business recommendations identified by PwC, and implemented further actions as necessary in its continuing efforts to strengthen the control process. In addition, the Company undertook a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. For a recent evaluation by management of the effectiveness of the Company’s internal controls see “Remediation of May 2004 Material Weaknesses and Reportable Conditions”, “Current Material Weaknesses” and “Compliance with Sarbanes-Oxley Section 404” in Item 9A of the 2004 10-K.

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of September 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the

Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q/A, the Company has adopted additional remedial measures described above to address the deficiencies in its disclosure controls that existed on September 30, 2004 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q/A properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving its objectives, and future events may impact the effectiveness of a system of controls.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes are described above under “Remediation of Internal Control Weaknesses” as initiatives to strengthen the Company's internal controls that were in process or under development at the time of the Third Quarter 10-Q filing.

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS.

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

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(h)	$645,454,545 Term Loan Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(i)	First Amendment dated as of February 19, 2004 to the $645,454,545 Term Loan Agreement dated as of March 31, 2003, among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(j)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(k)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(l)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(m)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(n)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(o)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, the Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(p)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.7 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(q)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(r)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(s)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(t)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(w)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(x)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(y)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(z)	Guarantee and Collateral Agreement, dated as of August 17, 2004, among Goodyear, as Borrower, the subsidiaries of Goodyear identified therein, and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

(aa)	Deposit-Funded Credit Agreement, dated as of August 17, 2004, among Goodyear, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, and BNP Paribas, as Joint Lead Arranger (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

(bb)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9,

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
2004, File No. 1-1927).

(cc)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

(dd)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

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

10	Material Contracts

(a)	Amendment No. 3 to the Umbrella Agreement dated July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

(b)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC dated July 15, 2004, among the Company, Goodyear S.A. (France), Goodyear S.A. (Luxembourg), Goodyear Canada Inc. and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to Goodyear’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4