Form 10-Q
period 2005-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-05-04
CIK 42582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Number of Shares of Common Stock,
Without Par Value, Outstanding at April 30, 2005: 175,944,378

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-3.1 Code of Regulations
EX-4.1 First Lien Credit Agreement
EX-4.2 Second Lien Credit Agreement
EX-4.3 Third Lien Credit Agreement
EX-4.4 Amended & Restated Term Loan & Revolving Credit AG
EX-4.5 First Lien Guarantee & Collateral Agreement
EX-4.6 Second Lien Guarantee & Collateral Agreement
EX-4.7 Master Guarantee & Collateral Agreement
EX-4.8 Lenders Lien Subordination & Intercreditor Agreement
EX-12 Statement Re: Computation of Ratios
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification of CEO & CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2005	2004
NET SALES	$4,767	$4,302

Cost of Goods Sold	3,819	3,477
Selling, Administrative and General Expense	686	682
Rationalizations (Note 2)	(8)	24
Interest Expense	102	84
Other (Income) and Expense (Note 3)	12	50
Minority Interest in Net Income (Loss) of Subsidiaries	21	6

Income (Loss) before Income Taxes	135	(21)
United States and Foreign Taxes on Income (Loss)	67	57

NET INCOME (LOSS)	$68	$(78)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC	$0.39	$(0.45)

Average Shares Outstanding (Note 4)	176	175

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED	$0.35	$(0.45)

Average Shares Outstanding (Note 4)	208	175

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2005	2004
Assets:
Current Assets:
Cash and Cash Equivalents	$1,732	$1,968
Restricted Cash (Note 1)	163	152
Accounts and Notes Receivable, less Allowance — $142 ($144 in 2004)	3,698	3,427
Inventories:
Raw Materials	617	543
Work in Process	145	144
Finished Products	2,084	2,098

	2,846	2,785
Prepaid Expenses and Other Current Assets	300	300

Total Current Assets	8,739	8,632
Long Term Accounts and Notes Receivable	188	289
Investments in and Advances to Affiliates	29	35
Other Assets	72	78
Goodwill	698	720
Other Intangible Assets	158	163
Deferred Income Tax	83	83
Deferred Pension Costs	804	830
Deferred Charges	225	248
Properties and Plants, less Accumulated Depreciation - $7,872 ($7,836 in 2004)	5,289	5,455

Total Assets	$16,285	$16,533

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,854	$1,979
Compensation and Benefits	1,095	1,042
Other Current Liabilities	511	590
United States and Foreign Taxes	296	271
Notes Payable (Note 5)	258	221
Long term Debt and Capital Leases due within one year (Note 5)	744	1,010

Total Current Liabilities	4,758	5,113
Long Term Debt and Capital Leases (Note 5)	4,662	4,449
Compensation and Benefits	5,057	5,064
Deferred and Other Noncurrent Income Taxes	399	406
Other Long Term Liabilities	532	582
Minority Equity in Subsidiaries	833	846

Total Liabilities	16,241	16,460

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300 shares, Outstanding shares – 176 (176 in 2004) after deducting 20 treasury shares (20 in 2004)	176	176
Capital Surplus	1,394	1,392
Retained Earnings	1,138	1,070
Accumulated Other Comprehensive Income (Loss)	(2,664)	(2,565)

Total Shareholders’ Equity	44	73

Total Liabilities and Shareholders’ Equity	$16,285	$16,533

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004
Net Income (Loss)	$68	$(78)

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	(112)	(39)
Minimum pension liability	11	(5)
Deferred derivative gain (loss)	(13)	(5)
Reclassification adjustment for amounts recognized in income (loss)	14	11
Tax on derivative reclassification adjustment	—	(3)
Unrealized investment gain (loss)	1	7

Comprehensive Income (Loss)	$(31)	$(112)

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$68	$(78)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	157	161
Rationalizations (Note 2)	(10)	1
Net gain on the sale of assets (Note 3)	(11)	(2)
Fire loss deductible expense (Note 3)	—	12
Minority interest and equity earnings	26	1
Net cash flows from sale of accounts receivable	14	3
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(260)	(508)
Inventories	(111)	(75)
Accounts payable – trade	(85)	26
Prepaids	(5)	29
Short term compensation and benefits	44	95
Other current liabilities	(89)	(39)
Unites States and foreign taxes	40	23
Other assets and liabilities	50	81

Total adjustments	(240)	(192)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(172)	(270)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(85)	(71)
Proceeds from asset dispositions	16	7

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(69)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	77	92
Short term debt paid	(34)	—
Long term debt incurred	29	1,301
Long term debt paid	(27)	(1,179)
Debt issuance costs	(1)	(35)
Increase in restricted cash	(11)	(64)
Other transactions	2	(13)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	35	102

Effect of exchange rate changes on cash and cash equivalents	(30)	(17)

Net Change in Cash and Cash Equivalents	(236)	(249)

Cash and Cash Equivalents at Beginning of the Period	1,968	1,546

Cash and Cash Equivalents at End of the Period	$1,732	$1,297

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.

Consolidation of Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”) – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively, “FIN 46”), we consolidated two previously unconsolidated investments, effective January 1, 2004. South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand and T&WA, a wheel mounting operation in the United States which ships to original equipment manufacturers, are consolidated in all periods presented in the accompanying consolidated financial statements.

Restricted Cash

Restricted cash includes insurance proceeds received and Goodyear contributions made related to Entran II litigation. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. The availability of these balances is restricted to the extent of the borrowings. At March 31, 2005, cash balances totaling $163 million were subject to such restrictions, compared to $152 million at December 31, 2004.

Stock-Based Compensation

We use the intrinsic value method to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of our stock at the end of the reporting period.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended March 31,
(In millions, except per share amounts)	2005	2004
Net income (loss) as reported	$68	$(78)

Add: Stock-based compensation expense (income) included in net income (loss)	(1)	—

Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(2)	(4)

Net income (loss) as adjusted	$65	$(82)

Net income (loss) per share:

Basic – as reported	$0.39	$(0.45)
– as adjusted	0.37	(0.47)

Diluted – as reported	$0.35	$(0.45)
– as adjusted	0.33	(0.47)

Recently Issued Accounting Standards

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

     The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or liquidity.

     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are currently evaluating the impact of FIN 47 on the consolidated

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements and will implement this new standard for the year ended December 31, 2005, in accordance with its requirements.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2005 presentation.

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     The following table shows the reconciliation of our liability for rationalization actions between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Balance at December 31, 2004	$41	$27	$68
2005 charges	1	1	2
Incurred	(16)	(3)	(19)
Reversed	(4)	(6)	(10)

Balance at March 31, 2005	$22	$19	$41

In the first quarter of 2005 no new rationalization actions were initiated. During 2005, net reversals of $8 million ($7 million after tax or $0.03 per share) were recorded, which included reversals of $10 million ($9 million after tax or $0.04 per share) of reserves for rationalization actions no longer needed for their originally-intended purposes, partially offset by charges related to plans initiated in 2004 of $2 million ($1 million after tax or $0.01 per share). The reversals consisted of $4 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the quarter related to plans initiated in 2001 and earlier periods.

     In the first quarter of 2005, $16 million and $3 million were incurred primarily for severance payments and non-cancelable lease costs, respectively. The majority of the remaining accrual balance for all rationalization plans of $41 million is expected to be utilized by December 31, 2005.

     Also, accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in Engineered Products and European Union Tire Segments. During the first quarter of 2005 and 2004, $1 million and $4 million, respectively, was recorded as Cost of Goods Sold for accelerated depreciation charges.

     2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million ($52 million after tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after tax or $0.44 per share). Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 830 have been released to date (190 during the first quarter of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

     Additional restructuring charges of $2 million related to 2004 rationalization plans not yet recorded are expected to be incurred and recorded primarily during the remainder of 2005.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended March 31,
(In millions)	2005	2004
Asset sales	$(13)	$(3)
Interest income	(14)	(7)
Financing fees and financial instruments	26	33
Foreign currency exchange	6	6
General & product liability – discontinued products	12	9
Equity in (earnings) losses of affiliates	(3)	(2)
Miscellaneous	(2)	14

	$12	$50

Other (Income) and Expense in 2005 included a net gain of $13 million ($11 million after tax or $0.05 per share) primarily on the sale of Corporate assets and assets in the North American Tire and European Union Tire Segments. Other (Income) and Expense in 2004 included a gain of $5 million ($4 million after tax or $0.02 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products Segments and a loss of $2 million ($2 million after tax or $0.01 per share) on the sale of assets in the European Union Tire Segment.

     Interest income consisted primarily of amounts earned on cash deposits. The increase in 2005 was due primarily to higher levels of cash deposits in the United States.

     Financing fees and financial instruments in the first quarter of 2004 included $13 million of deferred costs written-off in connection with our refinancing activities during the period. Refer to Note 5, Financing Arrangements, for further information on the first quarter 2005 refinancing activities.

     General & product liability–discontinued products includes charges for claims against us related to asbestos personal injury claims and for anticipated liabilities related to Entran II claims. Refer to Note 7, Commitments and Contingent Liabilities, for further information about general and product liabilities. Also, refer to Note 9, Subsequent Events, for a discussion of a settlement with respect to insurance coverage for certain asbestos claims in April 2005.

     Miscellaneous expense in the first quarter of 2004 includes $12 million ($12 million after tax or $0.07 per share) of expense for insurance deductibles related to fires at Company facilities in Germany, France and Thailand. The first quarter of 2005 includes a gain of approximately $2 million ($1 million after tax or $0.01 per share) for insurance recoveries in excess of the net book value of assets destroyed and out-of-pocket expenses, less insurance deductible limits, related to our facility in Germany. Any additional insurance recoveries in excess of amounts recorded will be accounted for pursuant to FASB Statement No. 5, “Accounting for Contingencies.”

NOTE 4. PER SHARE OF COMMON STOCK

Basic earnings per share has been computed based on the average number of common shares outstanding.

     In the fourth quarter of 2004, we adopted the provisions of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” This pronouncement requires shares issuable under contingent conversion provisions in a debt agreement to be included in the calculation of diluted earnings per share regardless of whether the provisions of the contingent feature have been met.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding – diluted in the first quarter 2005 include approximately 29 million contingently issuable shares. Net income per share – diluted in the first quarter 2005 also includes an earnings adjustment representing avoided after-tax interest expense of $4 million, resulting from the assumed conversion of the Notes.

     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2005	2004
Average shares outstanding – basic	176	175
4% Convertible Senior Notes due 2034	29	—
Stock Options and other dilutive securities	3	—

Average shares outstanding – diluted	208	175

     In the first quarter of 2005 and 2004, approximately 25 million equivalent shares related to stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of our common shares were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive. In addition, in the first quarter of 2004, approximately 1 million equivalent shares of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of our common shares were excluded from average shares outstanding – diluted as we were in a net loss position and, therefore, inclusion would have been anti-dilutive.

     The following table presents the computation of adjusted net income used in computing net income (loss) per share – diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted as of January 1, 2005:

	Three Months Ended March 31,
(In millions)	2005	2004
Net Income (Loss)	$68	$(78)
After-tax impact of 4% Convertible Senior Notes due 2034	4	—

Adjusted Net Income (Loss)	$72	$(78)

NOTE 5. FINANCING ARRANGEMENTS

Refer to Note 9, Subsequent Events for a discussion of the April 8, 2005 refinancing of our primary credit facilities.

     At March 31, 2005, we had total credit arrangements totaling $7,246 million, of which $1,077 million were unused.

Notes Payable, Long Term Debt due Within One Year and Short Term Financing Arrangements

At March 31, 2005, we had short term committed and uncommitted credit arrangements totaling $408 million, of which $108 million related to consolidated VIEs. Of these amounts, $150 million and $20 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table presents information about amounts due within one year at March 31, 2005 and December 31, 2004:

(In millions)	2005	2004
Notes payable:
Amounts related to VIEs	$88	$91
Other international subsidiaries	170	130

	$258	$221

Weighted-average interest rate	6.46%	6.74%

Long term debt due within one year:
Amounts related to VIEs	$27	$24
6.375% Euro Notes due 2005	516	542
5.375% Swiss franc bonds due 2006	132	—
European credit facilities	—	400
Other (including capital leases)	69	44

	$744	$1,010

Weighted-average interest rate	6.81%	6.78%

Total obligations due within one year	$1,002	$1,231

Amounts related to VIEs in Notes payable represent short term debt of SPT. Amounts related to VIEs in Long term debt due within one year represent amounts owed by T&WA and amounts under lease-financing arrangements with SPEs. At March 31, 2005, we were a party to lease agreements with certain SPEs that are VIEs as defined by FIN 46. The agreements were related to certain North American distribution facilities.

Long Term Debt and Financing Arrangements

At March 31, 2005, we had long term credit arrangements totaling $6,838 million, of which $927 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table presents long term debt at March 31, 2005 and December 31, 2004:

(In millions)	2005	2004
5.375% Swiss franc bonds due 2006	$132	$139
6.375% Euro notes due 2005	516	542
4.00% Convertible Senior Notes due 2034	350	350

Notes:
6 5/8% due 2006	219	223
8 1/2% due 2007	300	300
6 3/8% due 2008	100	100
7 6/7% due 2011	650	650
Floating rate notes due 2011	200	200
11% due 2011	448	448
7% due 2028	149	149

Bank term loans:
$400 million senior secured term loan European facilities due 2005	400	400
$800 million senior secured asset-based term loan due 2006	800	800
$650 million senior secured asset-based term loan due 2006	650	650

Pan-European accounts receivable facility due 2009	214	225
Amounts related to VIEs	99	94
Other domestic and international debt	122	129

	5,349	5,399
Capital lease obligations	57	60

	5,406	5,459
Less portion due within one year	744	1,010

	$4,662	$4,449

The following table presents information about long term fixed rate debt at March 31, 2005 and December 31, 2004:

(In millions)	2005	2004
Carrying amount	$3,007	$3,055
Fair value	3,159	3,215

The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at March 31, 2005 and December 31, 2004 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at March 31, 2005 and December 31, 2004.

     The fair value of our variable rate debt approximated its carrying amount at March 31, 2005 and December 31, 2004.

     The principal and interest of the Swiss franc bonds due 2006 were hedged by currency swap agreements at March 31, 2005 and December 31, 2004.

     The Euro Notes, Swiss franc bonds, Convertible Senior Notes and other Notes have an aggregate book value amount of $3,064 million at March 31, 2005 and are reported net of unamortized discounts totaling $3 million compared to $3,101 million and $4 million, respectively, at December 31, 2004.

     At March 31, 2005, the floating rate term loans due 2005 and 2006 and Notes due 2011 totaled $2,050 million and were variable rate agreements based upon LIBOR plus a fixed spread. The weighted-average interest

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate on amounts outstanding under these agreements was 7.74%. At December 31, 2004, $2,050 million was outstanding at a weighted-average interest rate of 6.75%. The March 31, 2005 interest rates increased partly due to the temporary use of alternate bank rate borrowings under credit facilities in anticipation of the April 8, 2005 refinancing.

     At March 31, 2005 and December 31, 2004, there were no borrowings outstanding under the revolving credit facilities due 2005 and 2006.

     The five-year pan-European accounts receivable facility due 2009 involves the twice-monthly sale of substantially all of the trade accounts receivable of certain subsidiaries of Goodyear Dunlop Tires Europe B.V. and subsidiaries (“GDTE”) to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. At March 31, 2005, $214 million was outstanding with a weighted-average Euribor-based interest rate of 3.93%, compared to $225 million outstanding as of December 31, 2004 at a rate of 3.65%.

     At March 31, 2005, amounts related to VIEs represented long term debt of SPT and T&WA, and amounts owed under lease-financing arrangements with SPEs. At March 31, 2005, we were a party to lease agreements with certain SPEs that are VIEs as defined by FIN 46. The weighted-average rate in effect under the terms of these loans was 6.43%. The agreements were related to certain North American distribution facilities at March 31, 2005.

     Other domestic and international debt at March 31, 2005, consisted of fixed and floating rate loans denominated in U.S. dollars and other currencies that mature in 2005-2023. The weighted-average interest rate in effect under these loans was 6.15% at March 31, 2005 and December 31, 2004.

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

$650 Million Senior Secured European Facilities

GDTE is party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility (collectively, the “European facilities”). These facilities mature on April 30, 2005. As of March 31, 2005, there were no borrowings outstanding under the revolving credit facility. The $400 senior secured term loan was fully drawn at March 31, 2005.

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

          Consistent with the covenants applicable to us in the U.S. facilities, the European facilities contain certain representations, warranties and covenants applicable to GDTE and its subsidiaries which, among other things, limit GDTE’s ability to:

•	incur additional indebtedness (including a limit of €275 million in accounts receivable transactions),

•	make investments,

•	sell assets beyond specified limits,

•	pay dividends, and

•	make loans or advances to our companies that are not subsidiaries of GDTE.

          The European facilities also contain certain additional covenants identical to those in the U.S. facilities. The European facilities also limit the amount of capital expenditures that GDTE may make to $100 million in 2005 (through April 30).

          Subject to the provisions in the European facilities and agreements with our joint venture partner, Sumitomo Rubber Industries, Ltd. (SRI), GDTE is permitted to transfer funds to us. These provisions and agreements include limitations on loans and advances from GDTE to us and a requirement that transactions with affiliates be consistent with past practices or on arms-length terms.

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

U.S. Deposit-Funded Credit Facility

On August 18, 2004, we refinanced our then existing $680 million senior secured U.S. revolving credit facility with a U.S. deposit-funded credit facility, which is a synthetic revolving credit and letter of credit facility. Pursuant to the refinancing, the lenders deposited the entire $680 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The lenders under the new facility will receive annual compensation on the amount of the facility equivalent to 450 basis points over LIBOR, which includes commitment fees on the entire amount of the commitment (whether drawn or undrawn) and a usage fee on the amounts drawn. The full amount of the facility is available for the issuance of letters of credit or for revolving loans. The $501 million of letters of credit that were outstanding under the U.S. revolving credit facility as of June 30, 2004 were transferred to the deposit-funded credit facility. As of March 31, 2005, there were $513 million of letters of credit issued under the facility. The facility matures on September 30, 2007.

          Our obligations under the deposit-funded credit facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes:

•	subject to certain exceptions, perfected first-priority security interests in the equity interests in our U.S. subsidiaries and 65% of the equity interests in our non-European foreign subsidiaries,

•	a perfected second priority security interest in 65% of the capital stock of Goodyear Finance Holding S.A., a Luxembourg company,

•	perfected first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities,

•	perfected third-priority security interests in all accounts receivable, inventory, cash and cash accounts pledged as security under our asset- based facilities, and

•	perfected first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

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

          The deposit-funded credit facility contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit, subject to certain exceptions, of €275 million in accounts receivable transactions), make investments and sell assets beyond specified limits. The facility prohibits us from paying dividends on our common stock. We must also maintain a minimum Consolidated Net Worth (as such term is defined in the deposit-funded credit facility) of at least $2.0 billion for quarters ending in 2005 and the first quarter of 2006, and $1.75 billion for each quarter thereafter through September 30, 2007. We are not permitted to allow the ratio of Consolidated EBITDA to Consolidated Interest

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expense to fall below a ratio of 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Secured Indebtedness to Consolidated EBITDA is not permitted to be greater than 4.00 to 1.00 at any time.

     The deposit-funded credit facility also limits the amount of capital expenditures we may make to $500 million in 2004, 2005 and 2006, and $375 million in 2007 (through September 30, 2007). The amounts of permitted capital expenditures may be increased by the amount of net proceeds retained by us from permitted asset sales and equity and debt issuances. In addition, unused capital expenditures may be carried over into the next year. As a result of certain activities, the capital expenditure limit for 2004 was increased from $500 million to approximately $1.10 billion. Our capital expenditures for 2004 totaled $519 million. The capital expenditure carryover from 2004 was $603 million, and in the absence of any other transactions, the limit for 2005 will be $1.10 billion.

$1.95 Billion Senior Secured Asset-Based Credit Facilities

In April 2003, we entered into senior secured asset-based credit facilities in an aggregate principal amount of $1.30 billion, consisting of a $500 million revolving credit facility and an $800 million term loan facility. At March 31, 2005, we had no borrowings outstanding under the revolving credit facility and $800 million drawn against the term loan asset-based facility. On February 20, 2004, we added a $650 million term loan tranche to the existing $1.30 billion facility, which was fully drawn as of March 31, 2005. The $650 million tranche is not subject to the borrowing base and provides for junior liens on the collateral securing the facility. The $650 million tranche was used partially to prepay our U.S. term loan facility, to repay other indebtedness, and for general corporate purposes. The facilities mature on March 31, 2006.

     Availability under the facilities, other than the $650 million term loan tranche, is limited by a borrowing base equal to the sum of (a) 85% of adjusted eligible accounts receivable and (b) (i) if the effective advance rate for inventory is equal to or greater than 85% of the recovery rate (as determined by a third party appraisal) of such inventory, 85% of the recovery rate multiplied by the inventory value, or (ii) if the effective advance rate for inventory is less than 85% of the recovery rate, (A) 35% of eligible raw materials, 65% of adjusted eligible finished goods relating to the North American Tire segment, and 60% of adjusted eligible finished goods relating to the retail division, Engineered Products segment, Chemical Products segment and Wingfoot Commercial Tire Systems minus (B) a rent reserve equal to three months’ rent and warehouse charges at facilities where inventory is stored and a priority payables reserve based on liabilities for certain taxes or certain obligations related to employees that have a senior or pari-passu lien on the collateral.

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

     The facilities are collateralized by first and second priority security interests in all accounts receivable and inventory of our domestic and Canadian subsidiaries (excluding accounts receivable and inventory related to our North American joint venture with SRI). In addition, effective as of February 20, 2004, collateral included second and third priority security interests on the other assets securing the U.S. facilities. The facilities contain certain representations, warranties and covenants which are materially the same as those in the U.S. facilities, with capital expenditures of $500 million and $150 million permitted in 2005 and 2006 (through March 31), respectively. In addition, we must maintain a minimum Consolidated Net Worth of at least $2.00 billion for quarters ending in 2005 and 2006 (through March 31, 2006).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

International Accounts Receivable Securitization Facilities (On-Balance-Sheet)

On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provides €165 million of funding, but has the ability to be expanded to €275 million, and will be subject to customary annual renewal of back-up liquidity lines. The new facility replaces a €82.5 million facility in a subsidiary in France.

     The new facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities. It is an event of default under the facility if:

•	the ratio of our Consolidated EBITDA to our Consolidated Interest Expense falls below 2.00 to 1.00,

•	the ratio of our Consolidated Secured Indebtedness (net of cash in excess of $400 million) to our Consolidated EBITDA is greater than 3.50 to 1.00,

•	the ratio of GDTE’s third party indebtedness (net of cash held by GDTE and its consolidated subsidiaries in excess of $100 million) to its Consolidated EBITDA is greater than 2.75 to 1.00.

     The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of March 31, 2005, and December 31, 2004, the amount outstanding and fully-utilized under this program totaled $214 million and $225 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.

     In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had transferred accounts receivable under other programs totaling $62 million and $63 million at March 31, 2005 and December 31, 2004, respectively. These amounts are included in Notes payable.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to March 31, 2005 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending March 31,
(In millions)	2006	2007	2008	2009	2010
Domestic	$678	$525	$102	$2	$3
International	66	29	5	4	272

	$744	$554	$107	$6	$275

The $800 million senior secured asset-based term loan, $650 million senior secured asset-based term loan tranche, and $400 million senior secured European term loan facility have been classified as long term debt due to our April 8, 2005 refinancing.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS

We provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement.

     Pension cost follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Service cost – benefits earned during the period	$27	$23
Interest cost on projected benefit obligation	107	105
Expected return on plan assets	(94)	(85)
Amortization of unrecognized: - prior service cost	17	19
- net (gains) losses	36	32

Net periodic pension cost	93	94
Curtailments / settlements	—	1

Total pension cost	$93	$95

We previously disclosed in our consolidated financial statements for the year ended December 31, 2004, that we expect to contribute approximately $470 million to $505 million to our major funded U.S. and international pension plans in 2005. For the three months ended March 31, 2005, we contributed $25 million to our international plans. No contributions were made or required to be made for our domestic plans.

     Substantially all employees in the U.S. and employees of certain international locations are eligible to participate in a savings plan. Effective January 1, 2005, all newly-hired salaried employees in the U.S. will be eligible for a Company-funded contribution into the Salaried Savings Plan, as they will no longer be eligible to participate in our defined benefit pension plan. The expenses recognized for Company contributions for these plans were $5 million and $4 million in the first quarters of 2005 and 2004, respectively.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005 final regulations under the Act were issued. Based on the clarifications provided in the final regulations, our net periodic postretirement cost is expected to be lower by approximately $50 million in 2005, of which $2 million was recorded in the first quarter of 2005 and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million.

     Postretirement benefit cost follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Service cost – benefits earned during the period	$6	$6
Interest cost on projected benefit obligation	41	49
Amortization of unrecognized: - prior service cost	11	12
- net (gains) losses	6	9

Net postretirement benefit cost	$64	$76

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2005, we had binding commitments for raw materials and investments in land, buildings and equipment of $746 million, and off-balance-sheet financial guarantees written and other commitments totaling $18 million.

Environmental Matters

We have recorded liabilities totaling $41 million and $40 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at March 31, 2005 and December 31, 2004, respectively. Of these amounts, $9 million was included in Other current liabilities at March 31, 2005 and December 31, 2004, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

Workers’ Compensation

We have recorded liabilities, on a discounted basis, totaling $235 million and $231 million for anticipated costs related to workers’ compensation at March 31, 2005 and December 31, 2004, respectively. Of these amounts, $100 million and $99 million were included in Current Liabilities as part of Compensation and benefits at March 31, 2005 and December 31, 2004, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.

General and Product Liability and Other Litigation

We have recorded liabilities totaling $540 million and $549 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at March 31, 2005 and December 31, 2004, respectively. Of these amounts, $131 million and $114 million were included in Other current liabilities at March 31, 2005 and December 31, 2004, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $118 million at March 31, 2005 and $117 million at December 31, 2004. Of these amounts, $15 million and $14 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2005 and December 31, 2004, respectively.

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 27,400 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $235 million through March 31, 2005 and $226 million through December 31, 2004.

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

	Three Months Ended	Year Ended December 31,
(Dollars in millions)	March 31, 2005	2004	2003
Pending claims, beginning of period	127,300	118,000	99,700
New claims filed	2,600	12,700	26,700
Claims settled/dismissed	(800)	(3,400)	(8,400)

Pending claims, end of period	129,100	127,300	118,000

Payments (1)	$8	$30	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.

     We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $121 million at March 31, 2005 and $119 million at December 31, 2004. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $32 million at March 31, 2005 and $38 million at December 31, 2004. At March 31, 2005, our liability with respect to asserted claims and related defense costs was $89 million, compared to $81 million at December 31, 2004.

     We maintain primary insurance coverage under coverage-in-place agreements, and also have excess liability insurance with respect to asbestos liabilities. We have instituted coverage actions against certain of these excess carriers. After consultation with our outside legal counsel and giving consideration to relevant factors including the ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.

     Based upon a model employed by the valuation firm, as of March 31, 2005, (i) we had recorded a receivable related to asbestos claims of $110 million, compared to $108 million at December 31, 2004, and (ii) we expect that approximately 90% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $10 million and $9 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2005 and December 31, 2004, respectively.

     We believe that at March 31, 2005, we had at least $260 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $110 million insurance receivable recorded at March 31, 2005. We also had approximately $21 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2005.

     We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflect reasonable and probable estimates of these amounts, subject to the exclusion of claims for which it is not feasible to make reasonable estimates. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	the litigation environment,

•	federal and state law governing the compensation of asbestos claimants,

•	recoverability of receivables due to potential insolvency of carriers,

•	our approach to defending and resolving claims, and

•	the level of payments made to claimants from other sources, including other defendants.

     As a result, with respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve, however such amount cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us. Refer to Note 9, Subsequent Events for a discussion of a settlement in April 2005 with respect to insurance coverage for certain asbestos-related claims.

Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $304 million at March 31, 2005 and $307 million at December 31, 2004.

     On October 19, 2004, the amended settlement received court approval. As a result, we have made, or will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $170 million received from insurance contributions to a settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.

     Approximately 55 sites have been opted-out of the amended settlement. Several state court actions have been filed against us involving approximately 16 of these sites and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.

     In addition to the sites that have been opted-out of the amended settlement, any liability related to five actions in which we have received adverse judgments also will not be covered by the amended settlement. With respect to two of these matters, however, we will be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions.

     The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including our ability to resolve claims not subject to the amended settlement (including the cases in which we have received adverse judgments), the extent to which the liability, if any, associated with such a claim may be offset by our ability to assert a proxy claim against the settlement fund and whether or not claimants opting-out of the amendment settlement pursue claims against us in the future.

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

Guarantees

We are a party to various agreements under which we have undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of certain of our affiliates and customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. Our performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to us under these agreements were not significant.

Customer Financing

In the normal course of business, we will from time to time issue guarantees to financial institutions on behalf of our customers. We normally issue these guarantees in connection with the arrangement of financing by the customer. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by a customer, we would be obligated to make payment to the financial institution, and would typically have recourse to the assets of that customer. At March 31, 2005, we had guarantees outstanding under which the maximum potential amount of payments totaled $7 million, and which expire at various times through 2012. We cannot estimate the extent to which the customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments. There were no recorded liabilities associated with these guarantees on the Consolidated Balance Sheet at March 31, 2005 or December 31, 2004.

Subsidiary Guarantees

Certain of our subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $75 million, which expire at various times through 2009. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of March 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $225 million, consisting primarily of accounts receivable, inventory and fixed assets. We guarantee an industrial revenue bond obligation of T&WA in the amount of $5 million. The guarantee is unsecured.

Affiliate Financing

We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates. The financing arrangements of the affiliates may be for either working capital or capital expenditures. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate. At March 31, 2005, we had guarantees outstanding under which the maximum potential amount of payments totaled $5 million, and which expire at various times through 2006. We are unable to estimate the extent to which our affiliates’ assets would be adequate to recover the maximum amount of potential payments with that affiliate.

Indemnifications

At March 31, 2005, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

     We have determined that there are no guarantees other than liabilities for which amounts are already recorded or reserved in our consolidated financial statements under which it is probable that we have incurred a liability.

NOTE 8. BUSINESS SEGMENTS

Effective January 1, 2005, we integrated our Chemical Products business segment into our North American Tire business segment. Intercompany sales from Chemical Products to other segments are no longer reflected in our segment sales. In addition, segment operating income from intercompany sales from Chemical Products to other segments is no longer reflected in our total segment operating income.

	Three Months Ended March 31,
(In millions)	2005	2004
Sales:
North American Tire	$2,138	$1,938
European Union Tire	1,198	1,111
Eastern Europe, Middle East and Africa Tire	340	283
Latin American Tire	348	303
Asia/Pacific Tire	341	323

Total Tires	4,365	3,958
Engineered Products	402	344

Net Sales	$4,767	$4,302

Segment Operating Income (Loss):
North American Tire	$11	$(24)
European Union Tire	107	70
Eastern Europe, Middle East and Africa Tire	47	43
Latin American Tire	87	62
Asia/Pacific Tire	19	8

Total Tires	271	159
Engineered Products	21	22

Total Segment Operating Income	292	181
Rationalizations and asset sales	21	(21)
Interest expense	(102)	(84)
Foreign currency exchange	(6)	(6)
Minority interest in net income of subsidiaries	(21)	(6)
Financing fees and financial instruments	(26)	(33)
General and product liability – discontinued products	(12)	(9)
Recovery (expense) for fire loss deductibles	2	(12)
Professional fees associated with the restatement	(1)	(15)
Other	(12)	(16)

Income (Loss) before Income Taxes	$135	$(21)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations and portions of items reported as Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Rationalizations:
North American Tire	$(4)	$2
European Union Tire	(2)	21
Asia/Pacific Tire	(2)	—
Corporate	—	1

Total Rationalizations	$(8)	$24

Other (Income) and Expense: (1)
North American Tire	$(6)	$(1)
European Union Tire	(5)	(1)
Engineered Products	—	(1)
Corporate	20	49

Total Other (Income) and Expense	$9	$46

(1)	Excludes equity in (earnings) losses of affiliates and foreign currency exchange.

NOTE 9. SUBSEQUENT EVENTS

April 8, 2005 Refinancing

On April 8, 2005 we completed a refinancing in which we replaced approximately $3.28 billion of credit facilities with new facilities aggregating $3.65 billion. The new facilities consist of:

•	a $1.5 billion first lien credit facility due April 30, 2010 (consisting of a $1.0 billion revolving facility and a $500 million deposit-funded facility);

•	a $1.2 billion second lien term loan facility due April 30, 2010;

•	the Euro equivalent of approximately $650 million in credit facilities for Goodyear Dunlop Tires Europe B.V. (“GDTE”) due April 30, 2010 (consisting of approximately $450 million in revolving facilities and approximately $200 million in term loan facilities); and

•	a $300 million third lien term loan facility due March 1, 2011.

In connection with the refinancing, we paid down and retired the following facilities:

•	our $1.3 billion asset-based credit facility, due March 2006 (the $800 million term loan portion of this facility was fully drawn prior to the refinancing);

•	our $650 million asset-based term loan facility, due March 2006 (this facility was fully drawn prior to the refinancing);

•	our $680 million deposit-funded credit facility due September 2007 (there were $492 million of letters of credit outstanding under this facility prior to the refinancing); and

•	our $650 million senior secured European facilities due April 2005 (the $400 million term loan portion of this facility was fully drawn prior to the refinancing).

     The aggregate amount of fees paid in connection with the refinancing was approximately $50 million. These fees will be amortized over the life of the facilities. In addition, $20 million in termination fees will be paid in the second quarter of 2005 pursuant to the terms of certain of the refinanced facilities. In conjunction with the refinanced facilities, we will write-off approximately $30 million of unamortized fees in the second quarter of 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1.5 Billion First Lien Credit Facility

The new $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes, subject to certain exceptions:

•	first-priority security interests in certain U.S. and Canadian accounts receivable and inventory;

•	first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities;

•	first-priority security interests in the equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our foreign subsidiaries, excluding GDTE and its subsidiaries; and

•	first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

     The facility, which matures on April 30, 2010, contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit on accounts receivable transactions), and make investments and sell assets beyond specified limits. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. The facility limits the amount of dividends we may pay on our common stock in any fiscal year to $10 million. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (S&P) corporate credit rating improve to Ba2 or better and BB or better, respectively. The facility also limits the amount of capital expenditures we may make to $700 million in each year through 2010 (with increases with the proceeds of equity issuances). Any unused capital expenditures for a year may be carried over into succeeding years.

     We are not permitted to allow the ratio of Consolidated EBITDA to Consolidated Interest Expense to fall below a ratio of 2.00 to 1.00 for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Secured Indebtedness (net of cash in excess of $400 million) to Consolidated EBITDA is not permitted to be greater than 3.50 to 1.00 at the end of any fiscal quarter.

     Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, with reserves which are subject to adjustment from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Adjustments are based on the results of periodic collateral and borrowing base evaluations and appraisals. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

     Interest rates on the facility are dependent on the amount of the facility that is available and unused.

•	If the availability under the facility is greater than or equal to $400 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 175 basis points over LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 50 basis points;

•	If the availability under the facility is less than $400 million and greater than or equal to $250 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 200 basis points over LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 40 basis points; and

•	If the availability under the facility is less than $250 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 225 basis points over

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 37.5 basis points.

     With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. The $492 million of letters of credit that were outstanding under the refinanced $680 million deposited-funded credit facility as of April 8, 2005 were transferred to the deposit-funded portion of the new facility. At closing, the entire $1.0 billion revolving facility was unused.

$1.2 Billion Second Lien Term Loan Facility

At closing, we used the entire availability under this facility to pay down and retire our prior credit facilities. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility contains covenants similar to those in the $1.5 billion first lien credit facility. However, the facility contains additional flexibility for the incurrence of indebtedness, making of investments and asset dispositions, the payment of dividends and the making of capital expenditures and does not contain the two financial covenants that are in the first lien credit facility. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. Loans under this facility bear interest at LIBOR plus 275 basis points.

$300 Million Third Lien Secured Term Loan Facility

At closing, we used the availability under this facility to pay down and retire our prior credit facilities and pay certain fees and expenses. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). The liens are pari-passu with the liens securing our $650 million secured notes due 2011. The facility contains covenants substantially identical to those in those notes, which limit our ability to incur additional indebtedness or liens, pay dividends, make distributions and stock repurchases, make investments and sell assets, among other limitations. Loans under this facility bear interest at LIBOR plus 350 basis points.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities

These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. At closing, we used the entire availability under the €155 million term loan facilities and €155 million German revolving credit facility to pay down and retire our prior credit facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by collateral that includes, subject to certain exceptions:

•	first-priority security interests in the capital stock of the principal subsidiaries of GDTE; and

•	first-priority security interests in and mortgages on substantially all the tangible and intangible assets of GDTE and its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points.

Facilities Retired in the Refinancing

$680 Million U.S. Deposit-Funded Credit Facility

As of March 31, 2005 and December 31, 2004, there were no borrowings under the facility and $513 million and $510 million, respectively, of letters of credit issued under the facility.

$1.95 Billion Senior Secured Asset-Based Credit Facilities

At March 31, 2005 and December 31, 2004, we had no borrowings outstanding under the revolving credit facility and $800 million drawn against the term loan asset-based facility. The $650 million tern loan tranche, which was added to this facility in 2004, was fully drawn as of March 31, 2005 and December 31, 2004.

$650 Million Senior Secured European Facilities

Our joint venture in Europe, Goodyear Dunlop Tires Europe B.V. and subsidiaries (GDTE) was party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. At March 31, 2005 and December 31, 2004, there were no borrowings outstanding under the senior secured revolving credit facility and the secured term loan facility was fully drawn.

Insurance Settlement

We reached agreement effective April 13, 2005, to settle our claims for insurance coverage for asbestos and pollution related liabilities with respect to pre-1993 insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited. The settlement agreement generally provides for the payment of money to us in exchange for the release by us of past, present and future claims under those policies and the cancellation of those policies; agreement by us to indemnify the underwriters from claims asserted under those policies; and provisions addressing the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.

     Under the agreement, in the second quarter of 2005, Equitas will pay $22 million to us and will place $39 million into a trust. The trust funds may be used to reimburse us for a portion of costs we incur in the future to resolve certain asbestos claims. Our ability to use any of the trust funds is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, then the trust would repay Equitas any amount it is required to pay with respect to our asbestos liabilities as a result of such legislation. If such legislation is not enacted by that date, any funds remaining in the trust will be disbursed to us to enable us to meet future asbestos-related liabilities or for other purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(All per share amounts are diluted)

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognizable brand names in the world. We have a broad global footprint with 99 manufacturing facilities in 28 countries. We operate our business through six operating segments: North American Tire; European Union Tire; Latin American Tire; Eastern Europe, Middle East and Africa Tire (“EEMEA”); Asia/Pacific Tire; and Engineered Products.

     In the first quarter ended March 31, 2005, we posted net income of $68 million, compared to a loss of $78 million in the first quarter 2004. Improvement in operating income in all five of the tire segments contributed to the increase in net income. Sales of $4,767 million increased by $465 million or 11% compared to the first quarter 2004 primarily due to price increases implemented to offset higher raw material costs and product mix improvements resulting from a shift in focus toward the consumer replacement market, while being more selective in original equipment markets. In addition, translation accounted for approximately $126 million of the increase.

     Our results are highly dependent on the results of our two largest segments, North American Tire and European Union Tire. These two segments represented approximately 70% of the consolidated net sales in the first quarter 2005. While generating over two-thirds of consolidated net sales, these two segments accounted for just 40% of total segment operating income, with North American Tire contributing only 4%. While North American Tire’s operational performance continues to improve, it is still hindered primarily by costs related to retiree pension and other postretirement benefit expenses.

     Our share of sales in North America and Western Europe is another key performance indicator. Listed below is the estimated share of sales in each of these two regions for the primary tire markets, original equipment and replacement. These percentages are estimates only and are based on a combination of industry publications and surveys and internal company surveys. In the first quarter 2005, the change in share reflects our selective strategy in the original equipment market and our focus on the replacement market.

	North American Estimated		Western Europe Estimated
	Share of Sales		Share of Sales
		Full Year		Full Year
	Q1 2005	2004	Q1 2005	2004
Original Equipment	38%	40%	23%	24%
Replacement	26%	25%	25%	23%

Another key indicator of performance is our ability to overcome higher raw material costs. In the first quarter of 2005, we experienced raw material price inflation of approximately $112 million related to our tire segments compared to the first quarter 2004. Through many initiatives including strategic pricing actions in the marketplace, improved product mix toward higher value tires, productivity improvements, and product reformulation, we were able to offset these higher costs. For the full year 2005, raw material costs are expected to increase between 6% and 8% compared to 2004.

     While we anticipate continued year-over-year gains in operating performance, the rate of those gains is expected to be less than the first quarter.

     During the first quarter of 2005, we introduced several new products following last year’s successful launches of the Assurance® line of tires in North America, and the Dunlop Sport MaxxTM and Hydragrip® lines of tires in Europe. The 2005 introductions included new Fortera® and Wrangler® tires featuring Silent Armor TechnologyTM. Initial orders of these new tires were strong in the first quarter, building on the momentum of the new products successfully introduced last year.

     We closed $3.65 billion in new credit facilities in April 2005 as part of our capital structure improvement plan. These new facilities, which replaced $3.28 billion in existing facilities due from 2005 to 2007, provide us with greater liquidity and extend debt maturities to allow time to implement our turnaround strategies.

     While operating results have improved, we continue to face significant challenges. Although we were successful in refinancing a significant portion of our debt as described above, the refinancing did not reduce the overall debt level. On March 31, 2005 debt (including capital leases) on a consolidated basis was $5.66 billion, compared to $5.68 billion at December 31, 2004. This high debt level also impacted financial results, driven by higher interest expense. In the first quarter 2005, interest expense of $102 million represented an increase of $18 million from the first quarter 2004. While we have improved our liquidity position in the short term through refinancing activities, we also continue to review potential divestitures of non-core assets.

     We remain subject to a Securities and Exchange Commission (“SEC”) investigation into the facts and circumstances surrounding the restatement of our historical financial statements. Because the investigation is currently ongoing, the outcome cannot be predicted at this time. As described in Item 4 of Part I of this Form 10-Q, we also continue to have two material weaknesses in our internal control over financial reporting. We continue to implement remediation plans to address internal control matters.

     Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market. Our future results of operations are also dependent on our ability to (i) successfully implement cost reduction programs to address, among other things, higher wage and benefit costs, and (ii) where necessary, reduce excess manufacturing capacity. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the United States or Europe. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions.

RESULTS OF OPERATIONS

CONSOLIDATED

Net sales in the first quarter of 2005 were $4,767 million, increasing 11% from $4,302 million in the 2004 first quarter. Net income of $68 million, or $0.35 per diluted share, was recorded in the 2005 first quarter compared to a net loss of $78 million, or $0.45 per diluted share, in the first quarter 2004.

     Net sales in the first quarter of 2005 were favorably impacted by price and product mix of approximately $231 million, mainly in North American Tire, positive impact from currency translation of approximately $118 million, in our tire segments, mainly in Europe and higher volume of approximately $12 million. Sales also increased approximately $58 million due to improvements in the Engineered Products Division, primarily related to improvements in volume and product mix.

     Worldwide tire unit sales in the first quarter of 2005 were 55.9 million units, an increase of 0.2 million units, or 0.4% compared to the 2004 period. The change was driven by a 7.9% increase in our key North American replacement markets, offset by lower consumer original equipment volumes of 8.7% in North America and the European Union. North American Tire volume increased 0.6 million units, or 2.5% in the quarter, while international unit sales decreased 0.4 million units or 1.3%.

     Cost of goods sold (CGS) in the first quarter of 2005 was $3,819 million, an increase of $342 million, or 10% compared to the first quarter 2004, while decreasing as a percentage of sales to 80% from 81% in the 2004 period. The improvement in gross margin for the quarter (19.9% in 2005 versus 19.2% in 2004) reflects our ability to offset higher raw material costs through price increases and cost reductions. CGS for our tire segments in the first quarter of 2005 increased due to higher raw material costs of approximately $112 million and product mix-related manufacturing cost increases of approximately $86 million, in our tire segments, mostly related to North American Tire and European Union Tire. CGS increased due to foreign currency translation of approximately $82 million, primarily in Europe, and higher volume of approximately $10 million, largely in North American Tire.

Lower conversion costs of approximately $35 million were driven by savings from rationalization programs, which totaled approximately $14 million, mainly in North American Tire and European Union Tire. CGS also increased by $57 million in the EPD segment primarily related to higher volume, increased raw material costs and foreign currency translation.

     Selling, administrative and general expense (SAG) was $686 million in the first quarter of 2005, compared to $682 million in 2004, an increase of $4 million or 1%. The increase was driven primarily by foreign currency translation, which added $16 million to SAG in the period. Wage and benefits expenses increased by $6 million in the quarter. Increases related to information technology and general and product liability expenses added an additional $8 million compared to 2004. Offsetting these increases were lower advertising expenses of approximately $9 million, primarily in North American Tire, and lower consulting and accounting investigation costs of approximately $14 million. SAG as a percentage of sales was 14% in the first quarter 2005, compared to 16% in the 2004 period.

     Interest expense increased by $18 million to $102 million in the first quarter 2005 from $84 million in the first quarter of 2004 primarily as a result of higher average debt levels and higher average interest rates.

     Other (income) and expense was $12 million in the 2005 first quarter, a decrease of $38 million, compared to $50 million in the 2004 first quarter. The decrease was primarily related to additional gains on asset sales of $10 million and higher interest income of $7 million on cash deposits. Also, 2004 was negatively impacted by $12 million of expenses for insurance fire loss deductibles related to fires at our facilities in Germany, France and Thailand.

     For the first three months of 2005, we recorded tax expense of $67 million on income before income taxes and minority interest in net income of subsidiaries of $156 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first quarter of 2004, we recorded tax expense of $57 million on a loss before income taxes and minority interest in net income of subsidiaries of $15 million.

Rationalization Activity

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs.

     In the first quarter of 2005 no new rationalization actions were initiated. During 2005, net reversals of $8 million were recorded, which included reversals of $10 million of reserves for rationalization actions no longer needed for their originally intended purposes, partially offset by charges related to plans initiated in 2004 of $2 million. The reversals consisted of $4 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the quarter related to plans initiated in 2001 and earlier periods. In the first quarter of 2005, $16 million and $3 million were incurred primarily for severance payments and non-cancelable lease costs, respectively.

     Also, accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. During the first quarter of 2005 and 2004, $1 million and $4 million, respectively, was recorded as Cost of Goods Sold for accelerated depreciation charges.

     2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million. The net charges included reversals of $39 million related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $95 million. Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above.

Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 830 have been released to date (190 during the first quarter of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

     Upon completion of the 2004 plans, we estimate that annual operating costs will be reduced by approximately $110 million (approximately $50 million SAG and approximately $60 million CGS). We estimate that SAG and CGS were reduced in the first quarter of 2005 by approximately $8 million as a result of the implementation of the 2004 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.

     The remaining reserve for costs related to the completion of our rationalization actions was $41 million at March 31, 2005, compared to $68 million at December 31, 2004. The majority of the accrual balance of $41 million at March 31, 2005 is expected to be utilized by December 31, 2005.

     For further information, refer to the Note 2, Costs Associated with Rationalization Programs.

SEGMENT INFORMATION

Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition. The Tire businesses are segmented on a regional basis. Engineered Products is managed on a global basis.

     Effective January 1, 2005, Chemical Products was integrated into North American Tire. Intercompany sales from Chemical Products to other segments are no longer reflected in our segment sales. In addition, segment operating income from intercompany sales from Chemical Products to other segments is no longer reflected in our total segment operating income.

     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges, asset impairment charges and asset write-offs) and SAG (including certain allocated corporate administrative expenses).

     Total segment operating income was $292 million in the first quarter of 2005, increasing from $181 million in the first quarter of 2004. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2005 was 6.1%, compared to 4.2% in the first quarter of 2004.

     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as determined in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the note to the financial statements No. 8, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) before Income Taxes.

North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Tire Units	25.4	24.8	0.6	2.5%
Net Sales	$2,138	$1,938	$200	10
Operating Income (Loss)	11	(24)	35	146
Operating Margin	0.5%	(1.2)%

North American Tire unit sales in the 2005 first quarter increased 0.6 million units or 2.5% from the 2004 period. Replacement unit sales increased 1.3 million units or 7.9% in the first quarter of 2005 compared to 2004 on the strength of the Goodyear brand and increased demand. Original equipment volume decreased 0.7 million units or 7.6% in the first quarter of 2005 compared to 2004 due to a slowdown in the domestic automotive industry that resulted in lower levels of vehicle production and to our selective fitment strategy in the consumer original equipment business.

     Net sales increased 10% in the first quarter of 2005 from the 2004 period due primarily to favorable volume of approximately $35 million and favorable price and product mix of approximately $98 million, particularly in the consumer replacement business, where units increased 7.9%, and in the commercial replacement and original equipment businesses, where volume was up 14.9%.

     Operating income increased 146% in the first quarter of 2005 from the 2004 period. Improved volume of approximately $4 million, favorable price and product mix of approximately $49 million and lower conversion costs of approximately $40 million, primarily related to the closure of the Huntsville plant, benefited the first quarter of 2005. The 2005 period was unfavorably impacted by increased raw material costs of approximately $64 million.

     Operating income did not include first quarter rationalization net reversals of $4 million in 2005 and charges totaling $2 million in 2004. Operating income also did not include first quarter gains on asset sales of $6 million in 2005 and $1 million in 2004.

European Union Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Tire Units	16.0	16.3	(0.3)	(1.8)%
Net Sales	$1,198	$1,111	$87	8
Operating Income	107	70	37	53
Operating Margin	8.9%	6.3%

European Union Tire segment unit sales in the 2005 first quarter decreased 0.3 million units or 1.8% from the 2004 period. Replacement unit sales decreased 0.1 million units or 0.8% while OE volume decreased 0.2 million units or 4.5%.

     Net sales in the first quarter of 2005 increased 8% compared to the first quarter of 2004 primarily due to the favorable effect of currency translation totaling approximately $61 million. The volume decrease in the quarter impacted sales by approximately $19 million largely due to lower OE volume in the consumer market. Price and product mix improved by approximately $55 million driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets.

     For the first quarter of 2005, operating income increased 53% compared to 2004 due to improvements in price and product mix of approximately $36 million and lower SAG costs of approximately $10 million due to lower selling and distribution expenses. Operating income was adversely affected by higher raw material costs of approximately $16 million in the first quarter of 2005 compared to 2004.

     Operating income did not include first quarter rationalization net reversals of $2 million in 2005 and charges totaling $21 million in 2004. Operating income also did not include first quarter net gains on asset sales of $5 million in 2005 and $1 million in 2004.

Eastern Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Tire Units	4.8	4.6	0.2	3.6%
Net Sales	$340	$283	$57	20
Operating Income	47	43	4	9
Operating Margin	13.8%	15.2%

Eastern Europe, Middle East and Africa Tire unit sales in the 2005 first quarter increased 0.2 million units or 3.6% from the 2004 period. Replacement unit sales increased 0.1 million units or 3.5% due to growth in emerging markets.

     Net sales increased 20% in the 2005 first quarter compared to 2004 mainly due to the favorable impact of currency translation of approximately $30 million. Improved volume of approximately $7 million and price and product mix of approximately $17 million were largely due to volume increases in the replacement markets, price increases in emerging markets, and continued growth in premium brands.

     Operating income in the 2005 quarter increased 9% from the first quarter 2004. Operating income for the 2005 period was favorably impacted by improved volume of approximately $3 million and price and product mix of approximately $15 million, due primarily to volume increases in the replacement markets, and continued growth in premium brands. Higher raw material costs of approximately $9 million negatively impacted the 2005 period.

Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Tire Units	5.0	4.9	0.1	1.1%
Net Sales	$348	$303	$45	15
Operating Income	87	62	25	40
Operating Margin	25.0%	20.5%

Latin American Tire unit sales in the 2005 first quarter increased 0.1 million units or 1.1% from the 2004 period. Replacement unit sales decreased 0.1 million units or 3.3% and OE volume increased 0.2 million units or 17.0%.

     Net sales in the 2005 first quarter increased 15% from the 2004 period. Net sales increased in 2005 due to improvements in price and product mix of approximately $36 million and the favorable impact of currency translation, mainly in Brazil, of approximately $15 million.

     Operating income in the first quarter of 2005 increased 40% from the same period in 2004. Operating income was favorably impacted by approximately $36 million related to improved price and product mix and the favorable impact of currency translation of approximately $8 million. Increased raw material costs of approximately $16 million and higher SAG costs of approximately $4 million negatively impacted operating income compared to the 2004 period.

Asia / Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Tire Units	4.7	5.1	(0.4)	(6.5)%
Net Sales	$341	$323	$18	6
Operating Income	19	8	11	138
Operating Margin	5.6%	2.5%

Asia / Pacific Tire unit sales in the 2005 first quarter decreased 0.4 million units or 6.5% from the 2004 period. Replacement unit sales decreased 0.5 million units or 11.9% and OE volume increased 0.1 million units or 10.2%.

     Net sales in the 2005 quarter increased 6% compared to the 2004 period due to favorable price and product mix of approximately $28 million, offset in part by lower volume of approximately $15 million in the quarter due to lower sales units in SPT.

     Operating income in the first quarter of 2005 increased 138% compared to the 2004 period due to improved price and product mix of approximately $11 million and FIN 46 related adjustments of approximately $5 million in 2004, offset in part by raw material cost increases of $8 million.

Engineered Products

	Three Months Ended March 31,
				Percentage
(In millions)	2005	2004	Change	Change
Net Sales	$402	$344	$58	17%
Operating Income	21	22	(1)	(5)
Operating Margin	5.2%	6.4%

Engineered Products sales increased 17% in the first quarter of 2005 from 2004 due to improved volume of approximately $52 million, mainly in the industrial and military channels and the favorable effect of currency translation of approximately $8 million. These factors were partially offset by weakness in the North American original equipment automotive markets by approximately $2 million.

     Operating income decreased 5% in the first quarter of 2005 compared to the 2004 period due primarily to increased conversion costs of approximately $8 million, higher raw material costs of approximately $7 million, and higher SAG expense of approximately $4 million. Operating income was favorably impacted by improved volume of approximately $17 million.

     Operating income in the first quarter of 2004 did not include a gain on the sale of assets of $1 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $1,732 million in cash and cash equivalents as well as $1,077 million of unused availability under our various credit agreements, compared to $1,968 million and $1,116 million at December 31, 2004. Cash and cash equivalents do not include restricted cash. Restricted cash included the settlement fund balance related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. At March 31, 2005, cash balances totaling $163 million were subject to such restrictions, compared to $152 million at December 31, 2004.

OPERATING ACTIVITIES

Cash flow used in operating activities was $172 million in the first quarter of 2005, an improvement of approximately $100 million from the comparable prior year period. The improvement was driven by a $146 million increase in results of operations, with net income of $68 million during the first quarter of 2005. Additional working capital needs partially offset this improvement in results of operations. Our working capital increased in 2005 despite a large prior year increase reflecting our cessation of an accounts receivable securitization program, due primarily to higher sales volume and increased raw material costs.

INVESTING ACTIVITIES

Cash flow used in investing activities of $69 million was consistent with first quarter of 2004. Our 2005 first quarter capital expenditures primarily represented spending for plant maintenance and new tire molds. We expect full year 2005 capital expenditures to be approximately $640 million.

FINANCING ACTIVITIES

Cash flows provided by financing activities of $35 million decreased by $67 million from the prior year quarter primarily due to a reduction in net short term borrowings to support operations and working capital needs.

Credit Sources

In aggregate, we had committed and uncommitted credit facilities of $7,246 million available at March 31, 2005, of which $1,077 million were unused, compared to $7,295 million available at December 31, 2004, of which $1,116 million were unused.

April 8, 2005 Refinancing

On April 8, 2005 we completed a refinancing in which we replaced approximately $3.28 billion of credit facilities with new facilities aggregating $3.65 billion. The new facilities consist of:

•	a $1.5 billion first lien credit facility due April 30, 2010 (consisting of a $1.0 billion revolving facility and a $500 million deposit-funded facility);

•	a $1.2 billion second lien term loan facility due April 30, 2010;

•	the Euro equivalent of approximately $650 million in credit facilities for Goodyear Dunlop Tires Europe B.V. (“GDTE”) due April 30, 2010 (consisting of approximately $450 million in revolving facilities and approximately $200 million in term loan facilities); and

•	a $300 million third lien term loan facility due March 1, 2011.

     In connection with the refinancing, we paid down and retired the following facilities:

•	our $1.3 billion asset-based credit facility, due March 2006 (the $800 million term loan portion of this facility was fully drawn prior to the refinancing);

•	our $650 million asset-based term loan facility, due March 2006 (this facility was fully drawn prior to the refinancing);

•	our $680 million deposit-funded credit facility due September 2007 (there were $492 million of letters of credit outstanding under this facility prior to the refinancing); and

•	our $650 million senior secured European facilities due April 2005 (the $400 million term loan portion of this facility was fully drawn prior to the refinancing).

     The aggregate amount of fees paid in connection with the refinancing was approximately $50 million. These fees will be amortized over the life of the facilities. In addition, $20 million in termination fees will be paid in the second quarter of 2005 pursuant to the terms of certain of the refinanced facilities. In conjunction with the refinanced facilities, we will write-off approximately $30 million of unamortized fees in the second quarter of 2005.

$1.5 Billion First Lien Credit Facility

The new $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes, subject to certain exceptions:

•	first priority security interests in certain U.S. and Canadian accounts receivable and inventory;

•	first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities;

•	first-priority security interests in the equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our foreign subsidiaries, excluding GDTE and its subsidiaries; and

•	first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

     The facility, which matures on April 30, 2010, contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit on accounts receivable transactions), and make investments and sell assets beyond specified limits. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. The facility limits the amount of dividends we may pay on our common stock in any fiscal year to $10 million. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (S&P) corporate credit rating improve to Ba2 or better and BB or better, respectively. The facility also limits the amount of capital expenditures we may make to $700 million in each year through 2010 (with increases with the proceeds of equity issuances). Any unused capital expenditures for a year may be carried over into succeeding years.

     We are not permitted to allow the ratio of Consolidated EBITDA to Consolidated Interest Expense to fall below a ratio of 2.0 to 1 for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Secured Indebtedness (net of cash in excess of $400 million) to Consolidated EBITDA is not permitted to be greater than 3.50 to 1.00 at the end of any fiscal quarter.

     Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, with reserves which are subject to adjustment from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Adjustments are based on the results of periodic collateral and borrowing base evaluations and appraisals. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

     Interest rates on the facility are dependent on the amount of the facility that is available and unused.

•	If the availability under the facility is greater than or equal to $400 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 175 basis points over LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 50 basis points;

•	If the availability under the facility is less than $400 million and greater than or equal to $250 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 200 basis points over LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 40 basis points; and

•	If the availability under the facility is less than $250 million, then drawn amounts (including amounts outstanding under the deposit-funded facility) will bear interest at a rate of 225 basis points over

LIBOR, and undrawn amounts under the facilities will be subject to an annual commitment fee of 37.5 basis points.

     With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. The $492 million of letters of credit that were outstanding under the refinanced $680 million deposited-funded credit facility as of April 8, 2005 were transferred to the deposit-funded portion of the new facility. At closing, the entire $1.0 billion revolving facility was currently unused.

$1.2 Billion Second Lien Term Loan Facility

At closing, we used the entire availability under this facility to pay down and retire our prior credit facilities. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility contains covenants similar to those in the $1.5 billion first lien credit facility. However, the facility contains additional flexibility for the incurrence of indebtedness, making of investments and asset dispositions, the payment of dividends and the making of capital expenditures and does not contain the two financial covenants that are in the first lien credit facility. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. Loans under this facility bear interest at LIBOR plus 275 basis points.

$300 Million Third Lien Secured Term Loan Facility

At closing, we used the availability under this facility to pay down and retire our prior credit facilities and pay certain fees and expenses. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). The liens are pari-passu with the liens securing our $650 million secured notes due 2011. The facility contains covenants substantially identical to those in those notes, which limit our ability to incur additional indebtedness or liens, pay dividends, make distributions and stock repurchases, make investments and sell assets, among other limitations. Loans under this facility bear interest at LIBOR plus 350 basis points.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities

These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. At closing, we used the entire availability under the €155 million term loan facilities and €155 million German revolving credit facility to pay down and retire our prior credit facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by collateral that includes, subject to certain exceptions:

•	first-priority security interests in the capital stock of the principal subsidiaries of GDTE; and

•	first-priority security interests in and mortgages on substantially all the tangible and intangible assets of GDTE and its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.

     The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1.00 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points.

Facilities Retired in the Refinancing

$680 Million U.S. Deposit-Funded Credit Facility

As of March 31, 2005 and December 31, 2004, there were no borrowings under the facility and $513 million and $510 million, respectively, of letters of credit issued under the facility.

$1.95 Billion Senior Secured Asset-Based Credit Facilities

At March 31, 2005 and December 31, 2004, we had no borrowings outstanding under the revolving credit facility and $800 million drawn against the term loan asset-based facility. The $650 million term loan tranche, which was added to this facility in 2004, was fully drawn as of March 31, 2005 and December 31, 2004.

$650 Million Senior Secured European Facilities

Our joint venture in Europe, Goodyear Dunlop Tires Europe B.V. and subsidiaries (GDTE) was party to a $250 million senior secured revolving credit facility and a $400 million senior secured term loan facility. At March 31, 2005 and December 31, 2004, there were no borrowings outstanding under the senior secured revolving credit facility and the secured term loan facility was fully drawn.

Consolidated EBITDA

Subsequent to the April 8, 2005 refinancing described above, under our primary credit facilities we are not permitted to fall below a ratio of 2.00 to 1.00 of Consolidated EBITDA to Consolidated Interest Expense (as such terms are defined in each of the relevant credit facilities) for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA (as such terms are defined in each of the relevant credit facilities) is not permitted to be greater than 3.5 to 1 at any time.

     Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure under our debt convenants. It should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in our credit facilities could have a material adverse effect on our liquidity and operations. Accordingly, we believe that the presentation of Consolidated EBITDA will provide investors with information needed to assess our ability to continue to comply with these covenants.

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three month periods ended March 31, 2005 and 2004. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended
(In millions)	2005	2004
Net Income (Loss)	$68	$(78)
Interest Expense	102	84
Income Tax	67	57
Depreciation and Amortization Expense	157	161

EBITDA	394	224

Credit Agreement Adjustments:
Other (Income) and Expense	7	45
Minority Interest in Net Income (Loss) of Subsidiaries	21	6
Consolidated Interest Expense Adjustment	2	3
Rationalizations	(8)	24

Consolidated EBITDA	$416	$302

Other Foreign Credit Facilities

At March 31, 2005, we had short-term committed and uncommitted bank credit arrangements totaling $408 million, of which $150 million were unused, compared to $339 million and $182 million at December 31, 2004. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

International Accounts Receivable Securitization Facilities (On-Balance-Sheet)

On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provides €165 million of funding, but has the ability to be expanded to €275 million, and will be subject to customary annual renewal of back-up liquidity lines.

     As of March 31, 2005, the amount outstanding and fully utilized under this program was $214 million compared to $225 million as of December 31, 2004.

     In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had transferred accounts receivable under other programs totaling $62 million and $63 million at March 31, 2005 and December 31, 2004, respectively.

International Accounts Receivable Securitization Facilities (Off-Balance-Sheet)

Various other international subsidiaries have also established accounts receivable continuous sales programs. At March 31, 2005 and December 31, 2004, proceeds available to these subsidiaries from the sale of certain of their receivables totaled $4 million and $5 million, respectively. These subsidiaries retain servicing responsibilities.

Registration Obligations

We are a party to two registration rights agreements in connection with our private placement of $350 million of convertible notes in July 2004 and $650 million of senior secured notes in March 2004. The registration rights agreement for the convertible notes requires us to pay additional interest to investors if we do not file a registration statement to register the convertible notes by November 7, 2004, or if such registration statement is not declared effective by the SEC by December 31, 2004. The additional interest to investors is at a rate of 0.25% per year for the first 90 days and 0.50% per year thereafter. We failed to file a registration statement for the convertible notes by November 7, 2004, and as a result, will pay additional interest until such time as a registration statement is filed and declared effective. The registration rights agreement for the senior secured notes requires us to pay additional interest to investors if a registered exchange offer for the notes is not completed by December 7, 2004. The additional interest to investors is at a rate of 1.00% per year for the first 90 days, increasing in increments of 0.25% every 90 days thereafter, to a maximum of 2.00% per year. Because no such exchange offer was completed by December 7, 2004, we will pay additional interest until an exchange offer is completed. If the rate of additional interest payable reaches 2.00% per year then the interest rate for the secured notes will be permanently increased by 0.25% per annum after the exchange offer is completed. As of March 31, 2005, the additional interest associated with the convertible notes and senior secured notes was 0.50% and 1.25%, respectively.

Credit Ratings

Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$1.5 Billion First Lien Credit Facility	BB	Ba3
$1.2 Billion Second Lien Term Loan Facility	B+	B2
$300 Million Third Lien Secured Term Loan Facility	B-	B3
European Facilities	B+	B1
$650 Million Senior Secured Notes due 2011	*	B3
Corporate Rating (implied)	B+	B1
Senior Unsecured Debt	B-	B3

*	Private Rating

     Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from B+ to B- depending on facility) and our unsecured debt (“CCC+.”)

     As a result of these ratings and other related events, we believe that our access to capital markets may be limited. Unless our debt credit ratings and operating performance improve, our access to the credit markets in the future may be limited. Moreover, a reduction in our credit ratings would further increase the cost of any financing initiatives we may pursue.

     A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Potential Future Financings

By completing the April 8, 2005, refinancing, we effectively extended the maturity date of $650 million and $1,950 million of long-term debt, a portion of which is coming due in 2005 and 2006, respectively. We plan to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.

     Because of our debt ratings, operating performance over the past few years and other factors, access to the capital markets cannot be assured. Our ongoing ability to access the capital markets is also dependent on the degree of success we have implementing our North American Tire turnaround strategy. Successful implementation of the turnaround strategy is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. While we made progress in implementing the turnaround strategy, there is no assurance that our progress will continue, or that we will be able to sustain any future progress to a degree sufficient to maintain access to capital markets and meet liquidity requirements. As a result, failure to complete the turnaround strategy successfully could have a material adverse effect on our financial position, results of operations and liquidity.

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

Dividends

On February 4, 2003, we announced that we eliminated our quarterly cash dividend. The dividend reduction was decided on by the Board of Directors in order to conserve cash. Under our primary credit agreements in place at March 31, 2005, we were not permitted to pay dividends on our common stock.

     Under the credit facilities issued in the April 8, 2005 refinancing, we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (S&P) corporate credit rating improve to Ba2 or better and BB or better, respectively.

Asset Dispositions

As part of our continuing effort to divest non-core businesses, we previously announced, on February 28, 2005, that we entered into an agreement to sell the assets of our North American farm tire business to Titan International, for approximately $100 million, pending government, regulatory and union approvals. Additionally, in November 2004, we entered into an agreement to sell our natural rubber plantations in Indonesia for approximately $65 million, pending government approvals. We continue to work on obtaining the necessary approvals for both of these transactions.

COMMITMENTS & CONTINGENCIES

The following table presents, at March 31, 2005, our obligations and commitments to make future payments under contracts and contingent commitments.

(In millions)	Payment Due by Period as of March 31, 2005
							After 5
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,606	$996	$549	$103	$2	$269	$3,687
Capital Lease Obligations (2)	85	10	9	9	8	8	41
Interest Payments (3)	1,748	363	209	171	164	164	677
Operating Leases (4)	1,512	312	257	195	146	117	485
Pension Benefits (5)	1,232	482	750	(5)	(5)	(5)	(5)
Other Post Retirement Benefits (6)	2,363	304	301	252	243	233	1,030
Workers’ Compensation (7)	290	66	43	30	21	26	104
Binding Commitments (8)	746	694	18	5	5	5	19
Total Contractual Cash Obligations	$13,582	$3,227	$2,136	$765	$589	$822	$6,043

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of March 31, 2005. In connection with our refinancing activities in the second quarter of 2005, our long term debt commitments in 2005 and 2006 were reduced by $400 million and $1,450 million, respectively.

(2)	The present value of capital lease obligations is $57 million.

(3)	These amounts represent future interest payments related to our existing debt obligations as of March 31, 2005 based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2004 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating leases do not include minimum sublease rentals of $51 million, $43 million, $34 million, $25 million, $17 million and $30 million in each of the periods above, respectively, for a total of $200 million. Net operating lease payments total $1,042 million. The present value of operating leases is $905 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2004. The amounts set forth in the table represent our estimated minimum funding requirements in 2005 and 2006 for domestic defined benefit pension plans under ERISA, and approximately $70 million of expected contributions to our funded international pension plans in 2005. Although subject to change, we expect to be required by ERISA to make contributions to our domestic pension plans of approximately $400 to $425 million in 2005. The amount in the table for 2005 represents the midpoint of this range plus expected contributions to our funded international plans. The expected contributions are based upon a number of assumptions, including:

•	an ERISA liability interest rate of 6.10% for 2005, and

•	plan asset returns of 8.5% in 2005.

At the end of 2005, the current interest relief rate measures used for pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $600 million to $650 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $725 million to $775 million. The estimated amount set forth in the table for 2006 represents the midpoint of this range. We likely will be subject to additional statutory minimum funding requirements after 2006. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including:

•	interest rate levels,

•	the amount and timing of asset returns,

•	what, if any, changes may occur in legislation, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

We expect the amount of contributions required in years beyond 2006 will be substantial.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other post-retirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. We reserve the right to modify or terminate the plans at any time. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments include an estimated reduction in our obligations totaling approximately $475 million to $525 million resulting from the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation are based upon recent historical payment patterns. The present value of anticipated payments for workers’ compensation is $235 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments include obligations to purchase raw materials through short-term supply contracts at fixed prices or at a formula prices related to market prices or negotiated prices.

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

          In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with Sumitomo as set forth in the Umbrella Agreement between Sumitomo and us provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of us, could trigger a right of Sumitomo to require us to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require us to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 2005 and ending one year later, to require us to purchase Ansell’s 50% interest in SPT. The purchase price is a formula price based on the earnings of SPT, subject to various adjustments. If Ansell does not exercise its right, we may require Ansell to sell its interest to us during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, we shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one-time adjustment for other manufacturing costs.

          We do not engage in the trading of commodity contracts or any related derivative contracts. We generally purchase raw materials and energy through short-term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. We will, however, from time to time, enter into contracts to hedge our energy costs.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under certain derivative instruments or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to a company, or that engages in leasing, hedging or research and development arrangements with the company.

	Amount of Commitment Expiration per Period
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Customer Financing Guarantees	$7	$2	$1	$—	$1	$2	$1
Affiliate Financing Guarantees	5	—	5	—	—	—	—
Other Guarantees	1	1	—	—	—	—	—

Off-Balance Sheet Arrangements	$13	$3	$6	$—	$1	$2	$1

Recently Issued Accounting Standards

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS

123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

     The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or liquidity.

     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are currently evaluating the impact of FIN 47 on the consolidated financial statements and will implement this new standard for the year ended December 31, 2005, in accordance with its requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by us to separate interest rate risk management from debt funding decisions. At March 31, 2005 and December 31, 2004, the interest rates on 50% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

     The following tables present information at March 31:

Interest Rate Swap Contracts

(Dollars in millions)	2005	2004
Fixed Rate Contracts:
Notional principal amount	$15	$15
Pay fixed rate	5.94%	5.94%
Receive variable Australian Bank Bill Rate	5.89	5.51

Average years to maturity	0.25	1.25
Fair value – liability	—	—
Pro forma fair value – liability	—	—

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	4.31%	2.92%
Receive fixed rate	6.63	6.63

Average years to maturity	1.7	2.7
Fair value – asset (liability)	$4	$16
Pro forma fair value – asset (liability)	4	16

The pro forma fair value assumes a 10% decrease in variable market interest rates at March 31, 2005 and 2004, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

     Weighted average interest rate swap contract information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2005	2004
Fixed Rate Contracts:
Notional principal	$15	$15
Pay fixed rate	5.94%	5.94%
Receive variable Australian Bank Bill Rate	5.89	5.51

Floating Rate Contracts:
Notional principal	$200	$200
Pay variable LIBOR	4.31%	2.92%
Receive fixed rate	6.63	6.63

The following table presents fixed rate debt information at March 31:

(In millions)
Fixed Rate Debt	2005	2004
Fair value – liability	$3,159	$2,420
Carrying amount – liability	3,007	2,612
Pro forma fair value – liability	3,077	2,349

The pro forma information assumes a 100 basis point increase in market interest rates at March 31, 2005 and 2004, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bond due 2006 and Euro100 million of the Euro Notes due 2005 are hedged by currency swap agreements.

     Contracts hedging the Swiss franc bond and the Euro Notes are designated as cash flow hedges. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

     The following table presents foreign currency contract information at March 31:

(In millions)	2005	2004
Fair value - asset (liability)	$93	$73
Pro forma change in fair value	(18)	(17)
Contract maturities	4/05-10/19	4/04-7/19

We were not a party to any foreign currency option contracts at March 31, 2005 or 2004.

     The pro forma change in fair value assumes a 10% change in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

     Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2005	2004
Fair value – asset (liability):
Swiss franc swap-current	$53	$(1)
Swiss franc swap-long term	—	44
Euro swaps-current	40	27
Euro swaps-long term	—	5
Other-current asset	5	3
Other-current liability	(5)	(5)

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in Item 4 of Part I of this Form 10-Q, as of March 31, 2005, we had two material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. Although we recorded net income in 2004 and the first quarter of 2005, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	a decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and the underfunded levels of our plans. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if healthcare costs continue to escalate, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations could prevent repatriation of future earnings to our parent company in the United States;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we may be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.

Material Weaknesses Identified in Management’s Report on Internal Controls over Financial Reporting

Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over our financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (iv) a statement that our independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management formed an internal control steering committee, engaged outside consultants and adopted a detailed program to assess the adequacy of internal controls over financial reporting, create or supplement documentation of controls over financial reporting, remediate control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

       Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our 2004 Form 10-K. In the report, management concluded that there were two material weaknesses in our internal control over financial reporting. The management report described these two material weaknesses as follows:

Account Reconciliations. At December 31, 2004, we did not maintain effective control over the preparation and review of account reconciliations of certain general ledger accounts. This control deficiency primarily related to account reconciliations of goodwill, deferred charges, fixed assets, compensation and benefits, accounts payable-trade and the accounts of a retail subsidiary in France. This control deficiency resulted in misstatements that were part of the restatement of our consolidated financial statements for 2003, 2002 and 2001, for each of the quarters for the year ended December 31, 2003 and for the first, second and third quarters for the year ended December 31, 2004. Additionally, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Segregation of Duties. At December 31, 2004, we did not maintain effective controls over the segregation of duties at the application control level in certain information technology environments as a result of not restricting the access of certain individuals in both information technology and finance. These deficiencies existed in varying degrees in certain business segments within the revenue and purchasing processes. This control deficiency did not result in any adjustments to the annual or interim consolidated financial statements; however, this control deficiency could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Material Changes in Internal Control in 2005

We implemented the following changes in the first quarter of 2005 to address our material weaknesses in internal controls over financial reporting:

Account Reconciliations.

•	We developed and implemented formalized procedures for conducting monthly financial statement variance analyses by location and established tolerance limits for such variances, including the initiation of a documented balance sheet analysis. These analyses are reviewed by both business unit and corporate management.

•	We expanded balance sheet review procedures in certain of our business units that included detailed reviews of operating locations’ financial statements and select account reconciliations. In addition, certain business unit finance teams have expanded random testing of account reconciliations prepared by operating locations to monitor the results of remediation efforts. We will continue the expansion of these procedures going forward.

•	We continued to upgrade the talent of our finance staff by hiring and promoting qualified candidates, including a number of external candidates. All controllers hired within the organization now must receive the approval of the Vice President and Controller or the Assistant Controller. In addition, we continued training efforts on account reconciliation activities and US GAAP.

•	We continued to simplify our processes by implementing standard reporting templates and continued our migration toward standardized financial systems, which inherently facilitates greater standardization and simplification of account reconciliation procedures.

               In addition to the above changes, we will continue to develop or refine other previously-initiated internal control improvements referenced in our 2004 Form 10-K.

Segregation of Duties

•	We developed and implemented certain controls with regard to specifically-identified conflicts within revenue and purchasing business processes.

•	We reviewed transactions in the first quarter of 2005 that could have been affected by this deficiency. Our review did not detect any fraudulent transactions.

•	We implemented a quarterly review and approval of potential segregation of duties conflicts by appropriate management personnel.

               Management will continue to monitor the effectiveness of the remedial measures implemented and additional measures to be implemented in future periods in order to determine whether the account reconciliation and segregation of duties material weaknesses can be considered to be remediated. One factor that may affect management’s assessment of the effectiveness of our internal control over financial reporting is the level of our net income or loss in future periods. To the extent a company has near break-even net income, there may be a greater likelihood that a control deficiency would result in a material misstatement of the annual or interim financial statements.

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we had material weaknesses in our internal control over financial reporting as of such date. Through the date of the filing of this Form 10-Q, we have employed the remedial measures described above to address the deficiencies in our disclosure controls that existed on March 31, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.

Changes in Internal Control over Financial Reporting

Other than the measures discussed in “Material Changes in Internal Control in 2005” above, which materially affected our internal control over financial reporting, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Heatway Litigation and Amended Settlement

As previously reported, we had entered into an amended settlement agreement intended to address claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II, that we supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. A description of our financial obligations and the extent to which certain claims are covered under the amended settlement is set forth in Item 3 of Part I of our 2004 Form 10-K.

     Of the 62 sites that were initially opted-out of the amended settlement, 7 have now elected to rejoin the class. Of the 55 remaining opt-outs, approximately 14 are homesites in Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado). In addition, one additional opt-out is a plaintiff in Cross Mountain Ranch, LP v. Goodyear (Case No. 04CV105, District Court, Routt County, Colorado), which is currently scheduled for trial in August, 2005. In Albers Revocable Trust, et al. v. Goodyear (Case No. 04CV2100, District Court, Arapahoe County, Colorado) one of the two original plaintiffs has elected to rejoin the class. We have been informed that 3 to 4 additional opt-outs may file actions against us in the future. Although liability resulting from the opt-outs described above will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.

     The ultimate cost of disposing of Entran II claims is dependent upon a number of factors, including our ability to resolve claims not subject to the amended settlement (including the cases in which we have received adverse judgments), the extent to which the liability, if any, associated with such a claim may be offset by our ability to assert a proxy claim against the settlement fund and whether or not claimants opting-out of the amended settlement pursue claims against us in the future.

Asbestos Litigation

As reported in the Form 10-K for the year ended December 31, 2004, we are one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 127,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2005, approximately 2,600 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2005 was $8 million. At March 31, 2005, there were approximately 129,100 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Insurance Settlement

     We reached agreement effective April 13, 2005, to settle our claims for insurance coverage for asbestos and pollution related liabilities with respect to pre-1993 insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited. The settlement agreement generally provides for the payment of money to us in exchange for the release by us of past, present and future claims under those policies and the cancellation of those policies; agreement by us to indemnify the underwriters from claims asserted under those policies; and provisions addressing the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.

     Under the agreement, in the second quarter of 2005, Equitas will pay $22 million to us and will place $39 million into a trust. The trust funds may be used to reimburse us for a portion of costs we incur in the future to resolve certain asbestos claims. Our ability to use any of the trust funds is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, then the trust would repay Equitas any amount it is required to pay with respect to our asbestos liabilities as a result of such legislation. If such legislation is not enacted by that date, any funds remaining in the trust will be disbursed to us to enable us to meet future asbestos-related liabilities or for other purposes.

     Reference is made to Item 3 of Part I of the 2004 Form 10-K for additional discussion of legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2005. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/05-1/31/05	—	—	—	—
2/1/05-2/28/05	—	—	—	—
3/1/05-3/31/05	82,701	$13.61	—	—
Total	82,701	$13.61	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Goodyear was held on April 26, 2005 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the five nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated March 24, 2005, for the Annual Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission, and said four nominees were elected.

     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 161,329,712 shares of the Common Stock, without par value, of Goodyear (the “Common Stock”, the only class of voting securities of Goodyear outstanding), or approximately 91.8 percent of the 175,780,313 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

     1. Election of Directors. Five persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear. Gary D. Forsee, Denise M. Morrison and Thomas H. Weidemeyer were nominated as Class I directors, each to hold office for a three year term expiring at the 2008 annual meeting of Goodyear shareholders and until his or her successor is duly elected and qualified. John G. Breen and William J. Hudson, Jr. were nominated as Class III directors, to hold office for the remaining year of a three year term expiring at the 2006 annual meeting of Goodyear shareholders and until his successor is duly qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained
Gary D. Forsee	148,108,985	13,220,727
Denise M. Morrison	152,120,407	9,209,305
Thomas H. Weidemeyer	153,708,102	7,621,611
John G. Breen	147,019,282	14,310,431
William J. Hudson, Jr.	147,850,870	13,478,842

The six directors whose terms of office continued after the Annual Meeting were: (A) James C. Boland and Steven A. Minter whose terms expire in 2006; and (B) Robert J. Keegan, Rodney O’Neal and Shirley D. Peterson whose terms expire in 2007.

     2. Approval of Amendment to Code of Regulations. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the Company’s Code of Regulations to permit the Company to notify shareholders of meetings by electronic or other means authorized by the shareholder was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 155,683,571 votes cast in favor of, and 3,888,569 votes cast against, said resolution. The holders of 1,757,571 shares of Common Stock abstained and there were no “broker non-votes.” Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the amendment was approved by the shareholders. Information relating to the amendment is set forth at pages 11 and 12 of the Proxy Statement. The amendment is set forth in its entirety at page B-1 of the Proxy Statement. A copy of the Code of Regulations as amended is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1.

     3. Approval of Amendment to Code of Regulations. A resolution proposed by the Board of Directors of the Company that the shareholders approve an amendment to the Company’s Code of Regulations to require the annual election of directors was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. There were 81,495,897 votes cast in favor of, and 9,091,639 votes cast against, said resolution. The holders of 5,755,299 shares of Common Stock abstained and there were “broker non-votes” in respect of 64,986,877 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. Information relating to the amendment is set forth at pages 12 and 13 of the Proxy Statement. The amendment is set forth in its entirety at page C-1 of the Proxy Statement.

     4. Approval of Adoption of 2005 Performance Incentive Plan. A resolution proposed by the Board of Directors of the Company that the shareholders approve the 2005 Performance Plan of The Goodyear Tire & Rubber Company (the “Plan”) was submitted to, and voted upon by, the shareholders of the Company at the Annual Meeting. The Plan provides, among other things, for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and awards, performance grants and awards and other stock-based grants and awards relating to or in respect of shares of the Common Stock of the Company to employees of the Company and its subsidiaries. There were 92,693,002 votes cast in favor of, and 26,626,356 votes cast against, said resolution. The holders of 2,594,012 shares of Common Stock abstained and there were “broker non-votes” in respect of 39,416,342 shares of Common Stock. Accordingly, the resolution received the affirmative vote of the holders of a majority of the Common Stock outstanding and entitled to vote at the Annual Meeting and, therefore, the resolution was adopted and the Plan was approved by the shareholders. The resolution and information relating to the Plan are set forth at pages 13 through 18, inclusive, of the Proxy Statement. The Plan is set forth in its entirety as Appendix D to, at pages D-1 through D-11 of, the Proxy Statement.

     5. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for Goodyear for the year ending December 31, 2005 was submitted to, and voted upon by, the shareholders. There were 150,831,413 shares of Common Stock voted in favor of, and 8,312,843 shares of Common Stock voted against, said resolution. The holders of 2,115,456 shares of Common Stock abstained. There were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of Common Stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for Registrant for 2005 was ratified by the shareholders.

     6. Shareholder Proposal. A resolution submitted by a shareholder concerning executive compensation was voted on at the Annual Meeting. There were 19,556,298 shares of Common Stock voted in favor of, and 97,846,173 shares of Common Stock voted against, the resolution. In addition, the holders of 4,510,899 shares of Common Stock abstained from voting on the resolution and there were “broker non-votes” in respect of 39,416,342 shares of Common Stock. The resolution, having failed to receive the affirmative vote of at least a majority of the shares of Common Stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal” at pages 19 and 20 of the Proxy Statement.

ITEM 6. EXHIBITS.

     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: May 4, 2005	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005

INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003 and April 26, 2005.	3.1

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., as Documentation Agent, the CIT Group/Business Credit, Inc., as Documentation Agent, General Electric Capital Corporation, as Documentation Agent, GMAC Commercial Finance LLC, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	4.1

(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	4.2

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	4.3

(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005.	4.4

(h)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank,	4.5

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
N.A., as collateral agent.

(i)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as collateral agent.	4.6

(j)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005.	4.7

(k)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein.	4.8

(l)	Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(m)	First Amendment dated as of February 19, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003 among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(n)	Second Amendment dated as of April 16, 2004 to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, as amended as of February 19, 2004, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.6 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(o)	Third Amendment dated as of May 18, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(p)	Fourth Amendment dated as of May 27, 2004, to the Term Loan and Revolving Credit Agreement dated as of March 31, 2003, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires SA, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(q)	General Master Purchase Agreement dated December 10, 2004 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(r)	Master Subordinated Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(s)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(t)	Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.8 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	First Amendment dated as of April 16, 2004 to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004 among Goodyear, JPMorgan Chase Bank, as Administrative Agent, and the lenders party thereto (incorporated by reference, filed as Exhibit 4.9 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Second Amendment dated as of May 27, 2004, to the Amended and Restated Term Loan and Revolving Credit Agreement dated as of February 19, 2004, among Goodyear, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-1927).

(w)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, among Goodyear, the subsidiaries of Goodyear identified therein, the lenders party thereto and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.10 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(x)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(y)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(z)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(aa)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(bb)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(cc)	Guarantee and Collateral Agreement, dated as of August 17, 2004, among Goodyear, as Borrower, the subsidiaries of Goodyear identified therein, and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(dd)	Deposit-Funded Credit Agreement, dated as of August 17, 2004, among Goodyear, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, and BNP Paribas, as Joint Lead Arranger (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(ee)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(ff)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(gg)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

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