Form 10-Q
period 2005-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-08-04
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2005:	176,074,451

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$4,992	$4,519	$9,759	$8,821

Cost of Goods Sold	3,945	3,590	7,764	7,066
Selling, Administrative and General Expense	746	693	1,432	1,376
Rationalizations (Note 2)	(5)	10	(13)	34
Interest Expense	101	89	203	173
Other (Income) and Expense (Note 3)	18	29	30	79
Minority Interest in Net Income of Subsidiaries	33	19	54	25

Income before Income Taxes	154	89	289	68
United States and Foreign Taxes on Income	85	59	152	116

NET INCOME (LOSS)	$69	$30	$137	$(48)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.39	$0.17	$0.78	$(0.28)

Average Shares Outstanding (Note 4)	176	175	176	175

NET INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.34	$0.17	$0.69	$(0.28)

Average Shares Outstanding (Note 4)	208	177	208	175
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$1,621	$1,968
Restricted Cash (Note 1)	219	152
Accounts and Notes Receivable, less Allowance — $134 ($144 in 2004)	3,516	3,408
Inventories:
Raw Materials	617	586
Work in Process	146	140
Finished Products	2,157	2,059

	2,920	2,785

Prepaid Expenses and Other Current Assets	339	300

Total Current Assets	8,615	8,613
Other Assets	509	669
Goodwill	666	720
Other Intangible Assets	154	163
Deferred Income Tax	83	83
Deferred Pension Costs	823	830
Properties and Plants, less Accumulated Depreciation — $7,847 ($7,836 in 2004)	5,159	5,455

Total Assets	$16,009	$16,533

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,850	$1,970
Compensation and Benefits	1,080	1,029
Other Current Liabilities	458	589
United States and Foreign Taxes	281	271
Notes Payable (Note 5)	265	221
Long Term Debt and Capital Leases due within one year (Note 5)	202	1,010

Total Current Liabilities	4,136	5,090
Long Term Debt and Capital Leases (Note 5)	5,033	4,449
Compensation and Benefits	4,969	5,036
Deferred and Other Noncurrent Income Taxes	394	406
Other Long Term Liabilities	616	633
Minority Equity in Subsidiaries	816	846

Total Liabilities	15,964	16,460

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300 shares, Outstanding shares — 176 (176 in 2004) after deducting 20 treasury shares (20 in 2004)	176	176
Capital Surplus	1,395	1,392
Retained Earnings	1,207	1,070
Accumulated Other Comprehensive Income (Loss)	(2,733)	(2,565)

Total Shareholders’ Equity	45	73

Total Liabilities and Shareholders’ Equity	$16,009	$16,533

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income (Loss)	$69	$30	$137	$(48)

Other Comprehensive Income (Loss):

Foreign Currency Translation Loss	(91)	(65)	(203)	(104)
Minimum Pension Liability	23	7	35	2
Deferred Derivative Gain (Loss)	(3)	4	(16)	(1)
Reclassification Adjustment for Amounts Recognized in Income (Loss)	—	(4)	14	8
Tax on Derivative Reclassification Adjustment	—	—	(1)	(4)
Unrealized Investment Gain	2	5	3	12

Comprehensive Income (Loss)	$—	$(23)	$(31)	$(135)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$137	$(48)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	307	310
Rationalizations (Note 2)	(15)	1
Net gain on the sale of assets (Note 3)	(12)	(3)
Fire loss deductible expense (Note 3)	(8)	12
Minority interest and equity earnings	51	20
Net cash flows from sale of accounts receivable	(1)	46
Pension contributions	(138)	(44)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(172)	(584)
Inventories	(241)	(96)
Accounts payable – trade	(57)	(20)
Prepaids	(41)	75
Compensation and benefits	228	206
United States and foreign taxes	35	42
Other assets and liabilities	(12)	43

Total adjustments	(76)	8

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	61	(40)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(228)	(165)
Acquisitions	—	(51)
Proceeds from asset dispositions	19	11
Other transactions	5	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(204)	(205)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	142	106
Short term debt paid	(72)	(95)
Long term debt incurred	2,310	1,363
Long term debt paid	(2,412)	(1,220)
Debt issuance costs	(50)	(37)
Increase in restricted cash	(67)	(61)
Other transactions	(4)	(17)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(153)	39

Effect of exchange rate changes on cash and cash equivalents	(51)	(34)

Net Change in Cash and Cash Equivalents	(347)	(240)

Cash and Cash Equivalents at Beginning of the Period	1,968	1,546

Cash and Cash Equivalents at End of the Period	$1,621	$1,306

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Current Report on Form 8-K for the year ended December 31, 2004 filed on June 20, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
     Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.
Consolidation of Variable Interest Entities
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”) – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively, “FIN 46”), we consolidated two previously unconsolidated investments, effective January 1, 2004. South Pacific Tyres (SPT), a 50% owned manufacturer, marketer and exporter of tires in Australia and New Zealand and Tire and Wheel Assembly (T&WA), a 40% owned wheel mounting operation in the United States, which ships to original equipment manufacturers, are consolidated in all periods presented in the accompanying consolidated financial statements.
Restricted Cash
Restricted cash includes, among other things, insurance proceeds received related to asbestos litigation and Entran II litigation and Goodyear contributions made related to Entran II litigation. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. The availability of these balances is restricted to the extent of the borrowings.
Stock-Based Compensation
We use the intrinsic value method to measure the cost of stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of our stock at the end of the reporting period.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$69	$30	$137	$(48)
Add: Stock-based compensation expense (income) included in net income (loss) (net of tax)	1	—	—	1
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5)	(4)	(7)	(8)

Net income (loss) as adjusted	$65	$26	$130	$(55)

Net income (loss) per share:
Basic – as reported	$0.39	$0.17	$0.78	$(0.28)
– as adjusted	0.37	0.15	0.74	(0.31)
Diluted – as reported	$0.34	$0.17	$0.69	$(0.28)
– as adjusted	0.33	0.15	0.66	(0.31)
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
               The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the potential impact of implementing SFAS 151 on the consolidated financial statements.
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
               In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
               In June 2005, the FASB staff issued a FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and the related FIN 47 discussed above. An entity should recognize the cumulative effect of initially applying FSP 143-1 as a change in accounting principle as described in paragraph 20 of APB (Accounting Principals Board) Opinion No. 20, “Accounting Changes.” FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We have adopted the FSP during the second quarter of 2005 at certain of our European operations where applicable legislation was adopted and the impact on the consolidated financial statements was not significant.
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
     The following table shows the reconciliation of our liability for rationalization actions between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2004	$41	$27	$68
First quarter charges	1	1	2
Incurred	(16)	(3)	(19)
Reversed	(4)	(6)	(10)

Balance at March 31, 2005	22	19	41
Second quarter charges	—	—	—
Incurred	(6)	(3)	(9)
Reversed	(5)	—	(5)

Balance at June 30, 2005	$11	$16	$27

During the second quarter of 2005, $5 million ($5 million after-tax or $0.02 per share) of reserves were reversed for rationalization actions no longer needed for their originally-intended purposes. These reversals primarily consisted of associate-related costs related to a 2003 plant closure in the North American Tire Segment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
               For the first six months of 2005, $13 million ($12 million after-tax or $0.06 per share) of net reserves were reversed, which included reversals of $15 million ($14 million after-tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally-intended purpose, partially offset by charges related to plans initiated in 2004 of $2 million ($2 million after-tax or $0.01 per share). The $15 million in reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier.
               The accrual balance of $27 million at June 30, 2005 includes approximately $12 million related to long-term non-cancelable lease costs and approximately $15 million of other costs that are expected to be substantially utilized by December 31, 2005.
               Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. During the second quarter of 2005 there were no accelerated depreciation charges, and for the second quarter of 2004 $1 million was recorded in Cost of Goods Sold for accelerated depreciation charges. During the first six months of 2005 and 2004, $1 million and $5 million, respectively, were recorded in Cost of Goods Sold.
               2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million ($52 million after-tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after-tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after-tax or $0.44 per share). Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 900 have been released to date (265 during the first six months of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
               Additional restructuring charges of $3 million related to 2004 and 2003 rationalization plans not yet recorded are expected to be incurred and recorded primarily during the remainder of 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Financing fees and financial instruments	$63	$28	$89	$61
Environmental insurance recoveries	(19)	—	(20)	—
Interest income	(13)	(7)	(27)	(14)
General & product liability – discontinued products	(8)	8	4	17
Foreign currency exchange	5	(2)	11	4
Equity in earnings of affiliates	(2)	(2)	(5)	(4)
Gain on asset sales	—	(2)	(13)	(5)
Miscellaneous	(8)	6	(9)	20

	$18	$29	$30	$79

Financing fees and financial instruments in the three and six months ended June 30, 2005 included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005. This includes approximately $30 million of previously unamortized fees related to replaced facilities and $17 million of costs related to the new facilities. The six months of 2004 included $13 million of debt issuance costs written-off in connection with the first quarter 2004 refinancing. Refer to Note 5, Financing Arrangements, for further information on the 2005 refinancing activities.
               General & product liability–discontinued products includes charges for claims against us related to asbestos personal injury claims, anticipated liabilities related to Entran II claims and settlements with certain insurance companies related to asbestos. During the quarter ended June 30, 2005, we recorded a gain from an insurance settlement with certain insurance companies related to environmental and asbestos (included in general and product liability – discontinued products and environmental insurance recoveries) coverage. A portion of the costs incurred by us related to these claims had been recorded in prior years. Refer to Note 7, Commitments and Contingent Liabilities, for further information.
               Interest income consisted primarily of amounts earned on cash deposits. The increase in 2005 was due primarily to higher levels of cash deposits in the United States.
               (Gain) loss on asset sales for the second quarter of 2005 included a gain of $2 million ($2 million after-tax or $0.01 per share) primarily on the sale of retail stores in the North American Tire Segment and a loss of $2 million ($1 million after-tax or $0.00 per share) on the sale of assets in the European Union and Eastern Europe Tire Segments. Other (Income) and Expense for the second quarter of 2004 included a gain of $3 million ($2 million after-tax or $0.01 per share) on the sale of assets in North American Tire and European Union Tire and a loss of $1 million ($1 million after-tax or $0.00 per share) on the sale of retail outlets in European Union Tire.
               (Gain) loss on asset sales in the first six months of 2005 included a net gain of $13 million ($12 million after-tax or $0.06 per share) primarily on the sale of Corporate assets and assets in the North American Tire and European Union Tire Segments. Other (Income) and Expense in the first six months of 2004 included a gain of $8 million ($5 million after-tax or $0.03 per share) on the sale of assets in the North American Tire, European Union Tire and Engineered Products and a loss of $3 million ($2 million after-tax or $0.01 per share) on the sale of Corporate assets and assets in the European Union Tire Segment.
               Miscellaneous (income)  expense includes gains of $12 million ($6 million after-tax or $0.02 per share) and $14 million ($7 million after-tax or $0.03 per share), during the second quarter and first six months of 2005, respectively, related to a 2004 fire at a company facility in Germany. The gains represent insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at this facility. Goodyear has reached final settlement with its insurance providers. Miscellaneous (income) expense during the first six months of 2004 includes $12 million ($12 million after-tax or $0.07 per share) of expense for insurance deductibles related to fires at company facilities in Germany, France and Thailand.

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
               There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding – diluted in the three and six months ended 2005 includes approximately 29 million contingently issuable shares. Net income per share – diluted in the three and six months ended June 30, 2005 also includes an earnings adjustment representing avoided after-tax interest expense of $4 million and $8 million, respectively, resulting from the assumed conversion of the Notes.
               The Convertible Senior Notes became convertible on July 18, 2005. They are convertible at the option of the holders and will remain convertible through September 30, 2005, the last day of the third quarter. If all outstanding notes were surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million. The notes could be convertible after September 30, 2005 if the sale price condition is met in any future fiscal quarter or if any of the other conditions for conversion set forth in the indenture governing the Notes are met.
               The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Average shares outstanding – basic	176	175	176	175
4% Convertible Senior Notes due 2034	29	—	29	—
Stock Options and other dilutive securities	3	2	3	—

Average shares outstanding – diluted	208	177	208	175

                For the periods ended June 30, 2005 and 2004, approximately 29 million and 28 million, respectively, equivalent shares related to stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of our common shares were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive. In addition, for the first six months of 2004, 2 million equivalent shares of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of our common shares were excluded from average shares outstanding – diluted as we were in a net loss position and, therefore, inclusion would have been anti-dilutive.
               The following table presents the computation of adjusted net income (loss) used in computing net income (loss) per share – diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted as of April 1, 2005 for the three months ended June 30, 2005 and January 1, 2005 for the six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Net Income (Loss)	$69	$30	$137	$(48)
After-tax impact of 4% Convertible Senior Notes due 2034	4	—	8	—

Adjusted Net Income (Loss)	$73	$30	$145	$(48)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FINANCING ARRANGEMENTS
At June 30, 2005, we had total credit arrangements totaling $7,504 million, of which $1,580 million were unused.
Notes Payable, Long Term Debt due Within One Year and Short Term Financing Arrangements
At June 30, 2005, we had short term committed and uncommitted credit arrangements totaling $413 million, of which $136 million related to consolidated VIEs. Of these amounts, $148 million and $23 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
          The following table presents information about amounts due within one year at June 30, 2005 and December 31, 2004:

(In millions)	2005	2004
Notes payable:
International subsidiaries	$152	$130
Amounts related to VIEs	113	91

	$265	$221

Weighted-average interest rate	6.46%	6.74%

Long term debt due within one year:
6.375% Euro Notes due 2005	$—	$542
5.375% Swiss franc bonds due 2006	123	—
Amounts related to VIEs	6	24
European credit facilities	—	400
Other (including capital leases)	73	44

	$202	$1,010

Weighted-average interest rate	5.47%	6.78%

Total obligations due within one year	$467	$1,231

Amounts related to VIEs in Notes payable represent short term debt of SPT. Amounts related to VIEs in Long term debt due within one year represent amounts owed by T&WA and amounts under lease-financing arrangements with SPEs. At June 30, 2005, we were a party to lease agreements with certain SPEs that are VIEs as defined by FIN 46. The agreements were related to certain North American distribution facilities.
Long Term Debt and Financing Arrangements
At June 30, 2005, we had long term credit arrangements totaling $7,091 million, of which $1,432 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt at June 30, 2005 and December 31, 2004:

		Weighted		Weighted
		Average		Average
		Interest		Interest
(In millions)	2005	Rate	2004	Rate
5.375% Swiss franc bonds due 2006	$123	*	$139	*
6.375% Euro notes due 2005	—	*	542	*
4.00% Convertible Senior Notes due 2034	350	*	350	*

Notes:
6 5/8% due 2006	219	*	223	*
8 1/2% due 2007	300	*	300	*
6 3/8% due 2008	100	*	100	*
7 6/7% due 2011	650	*	650	*
Floating rate notes due 2011	200	6.43%	200	6.87%
11% due 2011	448	*	448	*
9% due 2015	400	*	—	*
7% due 2028	149	*	149	*

Bank term loans:
$400 million senior secured term loan European facilities due 2005	—	*	400	6.87
$800 million senior secured asset-based term loan due 2006	—	*	800	6.87
$650 million senior secured asset-based term loan due 2006	—	*	650	6.87
$1.2 billion second lien term loan facility due 2010	1,200	6.43	—	*
$300 million third lien secured term loan due 2011	300	6.43	—	*
€155 million senior secured term loan European facility due 2010	187	6.43	—	*

Pan-European accounts receivable facility due 2009	332	3.84	225	5.16
Revolving credit facilities due 2010	30	4.85	—	—
Other domestic and international debt	106	5.56	129	6.15
Amounts related to VIEs	66	6.16	94	6.41

	5,160		5,399
Capital lease obligations	75		60

	5,235		5,459
Less portion due within one year	202		1,010

	$5,033		$4,449

*	Represents debt with fixed interest rate.
The Swiss franc bonds, Convertible Senior Notes and other Notes have an aggregate book value amount of $2,939 million at June 30, 2005 and are reported net of unamortized discounts totaling $3 million compared to $3,101 million and $4 million, respectively, at December 31, 2004. The principal and interest of the Swiss franc bonds due 2006 were hedged by currency swap agreements at June 30, 2005 and December 31, 2004.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$650 Million Senior Secured Notes
On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the then-existing U.S. term loan facility, permanently reduce commitments under the then-existing revolving credit facility by $70 million, and for general corporate purposes. The notes are guaranteed by the same subsidiaries that guarantee the U.S. deposit-funded credit facility and asset-based credit facilities. The notes are secured by perfected fourth-priority liens on the same collateral securing those facilities.
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
$400 Million Senior Notes Offering
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9.00% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S under the Securities Act. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $516 million principal amount of our 6.375% Euro Notes due 2005 at maturity on June 6, 2005. In conjunction with the debt issuance, we paid fees of approximately $10 million, which will be amortized over the term of the notes.
     The Indenture governing the senior notes limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the senior notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents information about long term fixed rate debt at June 30, 2005 and December 31, 2004:

(In millions)	2005	2004
Carrying amount	$2,875	$3,055
Fair value	2,989	3,215
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at June 30, 2005 and December 31, 2004 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at June 30, 2005 and December 31, 2004, respectively. The fair value of our variable rate debt approximated its carrying amount at June 30, 2005 and December 31, 2004.
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
               In conjunction with the refinancing, we paid fees of approximately $57 million. In addition, we paid approximately $20 million of termination fees associated with the replaced facilities. We recognized approximately $47 million of expense in the second quarter to write-off fees associated with the refinancing, including approximately $30 million of previously unamortized fees related to the replaced facilities. The remaining fees will be amortized over the term of the new facilities.
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
               With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of June 30, 2005, there were $499 million of letters of credit issued under the deposit-funded facility. There were no borrowings under the revolver at June 30, 2005.

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
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by collateral that includes, subject to certain exceptions:
•	first-priority security interests in the capital stock of the principal subsidiaries of GDTE; and

•	first-priority security interests in and mortgages on substantially all the tangible and intangible assets of GDTE and GDTE’s subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.
               The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1.00 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points. As of June 30, 2005, $30 million was borrowed under the German revolving credit facility and $187 million under the German term loan facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provided €165 million ($199 million) of funding. The facility was expanded to €275 million ($332 million) on May 23, 2005 and will be subject to customary annual renewal of back-up liquidity lines. The new facility replaces an €82.5 million ($100 million) facility in a subsidiary in France.
               The facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities. It is an event of default under the facility if:
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
               The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of June 30, 2005, and December 31, 2004, the amount outstanding and fully-utilized under this program totaled $332 million and $225 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
               In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had sold accounts receivable under other programs totaling $72 million and $63 million at June 30, 2005 and December 31, 2004, respectively. These amounts are included in Notes payable.
Debt Maturities
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to June 30, 2005 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending June 30,
(In millions)	2006	2007	2008	2009	2010
Domestic	$133	$525	$105	$5	$1,205
International	69	57	3	4	556

	$202	$582	$108	$9	$1,761

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement.
Pension cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Service cost – benefits earned during the period	$22	$22	$49	$45
Interest cost on projected benefit obligation	106	106	213	211
Expected return on plan assets	(94)	(87)	(188)	(172)
Amortization of unrecognized: — prior service cost	17	19	34	38
— net (gains) losses	36	29	72	61

Net periodic pension cost	87	89	180	183
Curtailments / settlements	1	—	1	1

Total pension cost	$88	$89	$181	$184

We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expect to contribute approximately $470 million to $505 million to our major funded U.S. and international pension plans in 2005. For the three and six months ended June 30, 2005, we contributed $16 million and $42 million, respectively, to our international plans and $96 million to our domestic plans.
                Substantially all employees in the U.S. and employees of certain international locations are eligible to participate in a savings plan. Effective January 1, 2005, all newly-hired salaried employees in the U.S. will be eligible for a Company-funded contribution into the Salaried Savings Plan, as they will no longer be eligible to participate in our defined benefit pension plan. The expenses recognized for Company contributions for these plans for the three months ended June 30, 2005 and 2004 were $5 million and $4 million, respectively, and $10 million and $8 million for the six months ended June 30, 2005 and 2004, respectively.
                On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005 final regulations under the Act were issued. Based on the clarifications provided in the final regulations, our net periodic postretirement cost is expected to be lower by approximately $50 million in 2005, of which $16 million and $18 million was recorded in the three and six months ended June 30, 2005, respectively, and the accumulated postretirement benefit obligation is expected to be reduced by approximately $475 million to $525 million.
                Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Service cost – benefits earned during the period	$6	$7	$12	$13
Interest cost on projected benefit obligation	39	49	80	98
Amortization of unrecognized: — prior service cost	11	12	22	24
— net (gains) losses	4	9	10	18

Net periodic postretirement cost	$60	$77	$124	$153

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2005, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,081 million, and off-balance-sheet financial guarantees written and other commitments totaling $10 million.
Environmental Matters
We have recorded liabilities totaling $42 million and $40 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at June 30, 2005 and December 31, 2004, respectively. Of these amounts, $10 million and $9 million was included in Other current liabilities at June 30, 2005 and December 31, 2004, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. See “Asbestos” below for information regarding an insurance settlement completed during the second quarter 2005 related to both asbestos and environmental matters.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $249 million and $231 million for anticipated costs related to workers’ compensation at June 30, 2005 and December 31, 2004, respectively. Of these amounts, $99 million was included in Current Liabilities as part of Compensation and benefits at June 30, 2005 and December 31, 2004. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $547 million and $549 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us at June 30, 2005 and December 31, 2004, respectively. Of these amounts, $121 million and $114 million were included in Other current liabilities at June 30, 2005 and December 31, 2004, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. We have recorded insurance receivables for potential product liability and other tort claims of $83 million at June 30, 2005 and $117 million at December 31, 2004. Of these amounts, $15 million and $14 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2005 and December 31, 2004, respectively.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 28,600 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $235 million through June 30, 2005 and $226 million through December 31, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
               A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2005	2004	2003
Pending claims, beginning of period	127,300	118,000	99,700
New claims filed	3,800	12,700	26,700
Claims settled/dismissed	(2,000)	(3,400)	(8,400)

Pending claims, end of period	129,100	127,300	118,000

Payments (1)	$13	$30	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
               We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $116 million at June 30, 2005 and $119 million at December 31, 2004. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $27 million at June 30, 2005 and $38 million at December 31, 2004. At June 30, 2005, our liability with respect to asserted claims and related defense costs was $89 million, compared to $81 million at December 31, 2004.
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
               Based upon a model employed by the valuation firm, as of June 30, 2005, (i) we had recorded a receivable related to asbestos claims of $74 million, compared to $108 million at December 31, 2004, and (ii) we expect that approximately 75% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. During the second quarter of 2005, as a result of a recent court determination, we further refined our method of allocating losses to excess coverage policies, resulting in a reduction in available insurance coverage over the period covered by the estimated liability. The recorded receivable also declined during the second quarter due to a settlement with an excess insurance carrier, Equitas Limited (“Equitas”), relating to certain excess insurance coverage, which is discussed below. Of this amount, $11 million and $9 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2005 and December 31, 2004, respectively.
               We believe that at June 30, 2005, we had at least $220 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $74 million insurance receivable recorded at June 30, 2005. We also had approximately $21 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
               We reached an agreement effective April 13, 2005, to settle our claims for insurance coverage for asbestos and pollution related liabilities with respect to pre-1993 insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas. The settlement agreement generally provides for the payment of money to us in exchange for the release by us of past, present and future claims under those policies and the cancellation of those policies; agreement by us to indemnify the underwriters from claims asserted under those policies; and includes provisions addressing the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.
               Under the agreement, Equitas paid $22 million to us and placed $39 million into a trust. The trust funds may be used to reimburse us for a portion of costs we incur in the future to resolve certain asbestos claims. Our ability to use any of the trust funds is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, then the trust would repay Equitas any amount it is required to pay with respect to our asbestos liabilities as a result of such legislation. If such legislation is not enacted by that date, any funds remaining in the trust will be disbursed to us to enable us to meet future asbestos-related liabilities or for other purposes.
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
               As a result, with respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve, however, such amount cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $302 million at June 30, 2005 and $307 million at December 31, 2004.
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
               After reaching a preliminary settlement in a state court action involving 14 sites, approximately 41 sites remain opted-out of the amended settlement. Two actions involving approximately 10 of these sites are currently pending against us, and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.

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
Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $74 million, which expire at various times through 2009. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of June 30, 2005, the carrying amount of the secured assets of these certain subsidiaries was $210 million, consisting primarily of accounts receivable, inventory and fixed assets. We guarantee an industrial revenue bond obligation of T&WA in the amount of $5 million. The guarantee is unsecured.
Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At June 30, 2005, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $3 million and $6 million, respectively. The affiliate and customer guarantees expire at various times through 2006 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnifications
At June 30, 2005, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Sales:
North American Tire	$2,296	$2,171	$4,434	$4,109
European Union Tire	1,178	1,060	2,376	2,171
Eastern Europe, Middle East and Africa Tire	342	301	682	584
Latin American Tire	381	291	729	594
Asia/Pacific Tire	368	328	709	651

Total Tires	4,565	4,151	8,930	8,109
Engineered Products	427	368	829	712

Net Sales	$4,992	$4,519	$9,759	$8,821

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Segment Operating Income:
North American Tire	$55	$41	$66	$17
European Union Tire	85	57	192	127
Eastern Europe, Middle East and Africa Tire	49	45	96	88
Latin American Tire	77	61	164	123
Asia/Pacific Tire	20	17	39	25

Total Tires	286	221	557	380
Engineered Products	30	33	51	55

Total Segment Operating Income	316	254	608	435
Rationalizations and asset sales	5	(8)	26	(29)
Interest expense	(101)	(89)	(203)	(173)
Foreign currency exchange	(5)	2	(11)	(4)
Minority interest in net income of subsidiaries	(33)	(19)	(54)	(25)
Financing fees and financial instruments	(63)	(28)	(89)	(61)
General and product liability – discontinued products	8	(8)	(4)	(17)
Recovery (expense) for fire loss deductibles	12	—	14	(12)
Professional fees associated with the restatement	(1)	(9)	(2)	(24)
Environmental insurance recoveries	19	—	20	—
Other	(3)	(6)	(16)	(22)

Income before Income Taxes	$154	$89	$289	$68

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations and portions of items reported as Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Rationalizations:
North American Tire	$(5)	$4	$(9)	$6
European Union Tire	—	4	(2)	25
Latin American Tire	—	2	—	2
Asia/Pacific Tire	—	—	(2)	—
Corporate	—	—	—	1

Total Rationalizations	$(5)	$10	$(13)	$34

Other (Income) and Expense(1):
North American Tire	$(2)	$(1)	$(8)	$(2)
European Union Tire	1	(1)	(4)	(2)
Eastern Europe, Middle East and Africa Tire	1	—	1	—
Engineered Products	—	—	—	(1)
Corporate	15	35	35	84

Total Other (Income) and Expense	$15	$33	$24	$79

(1)	Excludes equity in (earnings) losses of affiliates and foreign currency exchange.
During the second quarter ended June 30, 2005, we recorded approximately $8 million in net after tax expenses relating to prior periods. Out-of-period adjustments increased net sales by $9 million (pre-tax), Cost of goods sold by $15 million (pre-tax) and Selling, administrative and general expenses and Minority interest, each by $1 million (pre-tax), respectively, in the second quarter of 2005. The net tax effect on these items was not significant. In addition, we recorded $2 million in out-of-period tax adjustments in the first quarter of 2005. The out-of-period adjustments identified in 2005 include net after tax charges of $6 million to write-off negative equity of a minority partner’s interest in a consolidated affiliate, recognized in Corporate, $4 million to write-down the carrying value of certain fixed assets in the Latin American Tire Segment to correct translation recorded during the period an economy was under highly-inflationary accounting, $3 million related to the elimination of intercompany profit in inventory, primarily in the European Union Tire Segment and Corporate, and $2 million related to the application of a tax law change in the European Union Tire Segment, partially offset by $6 million in out-of-period primarily income due to the overaccrual of dealer incentives in the European Union Tire Segment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of senior secured notes issued in March 2004. The following presents the condensed consolidating financial information separately for:
(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations,

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the $650 million of Senior Secured Notes issued on March 12, 2004 ($450 million of 11% Senior Secured Notes due 2011 and $200 Senior Secured Floating Rate Notes due 2011) and the Indenture related to Goodyear’s obligation under the $400 million aggregate principal amount of 9.00% Senior Notes due 2015 issued on June 23, 2005 (the “Notes”),

(iii)	Non-guarantor subsidiaries, on a combined basis,

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries and (c) record consolidating entries, and

(v)	The Goodyear Tire & Rubber Company and Subsidiaries on a consolidated basis.
               Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for using the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.
               Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans, primarily due to restrictions in credit facility agreements entered into by those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet

	June 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$843	$18	$760	$—	$1,621
Restricted Cash	204	—	15	—	219
Accounts and Notes Receivable	1,212	223	2,081	—	3,516
Accounts and Notes Receivables from Affiliates	—	621	—	(621)	—
Inventories	1,246	289	1,450	(65)	2,920
Prepaid Expenses and Other Current Assets	100	16	215	8	339

Total Current Assets	3,605	1,167	4,521	(678)	8,615

Other Assets	317	22	170	—	509
Goodwill	—	32	431	203	666
Other Intangible Assets	100	37	53	(36)	154
Deferred Income Tax	—	14	69	—	83
Deferred Pension Costs	457	177	189	—	823
Investments in Subsidiaries	4,004	416	3,247	(7,667)	—
Properties and Plants	2,032	300	2,803	24	5,159

Total Assets	$10,515	$2,165	$11,483	$(8,154)	$16,009

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$587	$66	$1,197	$—	$1,850
Accounts Payable to Affiliates	417	—	182	(599)	—
Compensation and Benefits	713	48	319	—	1,080
Other Current Liabilities	301	10	147	—	458
United States and Foreign Taxes	59	31	191	—	281
Notes Payable	—	—	265	—	265
Long Term Debt and Capital Leases due within one year	124	—	78	—	202

Total Current Liabilities	2,201	155	2,379	(599)	4,136

Long Term Debt and Capital Leases	4,337	1	695	—	5,033
Compensation and Benefits	3,346	310	1,313	—	4,969
Deferred and Other Noncurrent Income Taxes	68	2	317	7	394
Other Long Term Liabilities	518	15	83	—	616
Minority Equity in Subsidiaries	—	—	627	189	816

Total Liabilities	10,470	483	5,414	(403)	15,964

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	176	667	4,291	(4,958)	176
Capital Surplus	1,395	5	874	(879)	1,395
Retained Earnings	1,207	1,321	2,259	(3,580)	1,207
Accumulated Other Comprehensive Income (Loss)	(2,733)	(311)	(1,355)	1,666	(2,733)

Total Shareholders’ Equity (Deficit)	45	1,682	6,069	(7,751)	45

Total Liabilities and Shareholders’ Equity (Deficit)	$10,515	$2,165	$11,483	$(8,154)	$16,009

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet

	December 31, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,004	$50	$914	$—	$1,968
Restricted Cash	137	—	15	—	152
Accounts and Notes Receivable	1,209	203	1,996	—	3,408
Accounts and Notes Receivable from Affiliates	—	612	—	(612)	—
Inventories	1,162	250	1,434	(61)	2,785
Prepaid Expenses and Other Current Assets	90	13	187	10	300

Total Current Assets	3,602	1,128	4,546	(663)	8,613

Other Assets	467	21	181	—	669
Goodwill	—	35	470	215	720
Other Intangible Assets	101	41	61	(40)	163
Deferred Income Tax	—	14	69	—	83
Deferred Pension Costs	432	179	219	—	830
Investments in Subsidiaries	3,944	432	3,075	(7,451)	—
Properties and Plants	2,089	332	3,011	23	5,455

Total Assets	$10,635	$2,182	$11,632	$(7,916)	$16,533

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$529	$62	$1,379	$—	$1,970
Accounts Payable to Affiliates	502	—	92	(594)	—
Compensation and Benefits	648	46	335	—	1,029
Other Current Liabilities	276	17	296	—	589
United States and Foreign Taxes	63	32	176	—	271
Notes Payable	—	—	221	—	221
Long Term Debt and Capital Leases due within one year	563	—	447	—	1,010

Total Current Liabilities	2,581	157	2,946	(594)	5,090

Long Term Debt and Capital Leases	4,010	2	437	—	4,449
Compensation and Benefits	3,336	312	1,388	—	5,036
Deferred and Other Noncurrent Income Taxes	66	7	327	6	406
Other Long Term Liabilities	569	9	81	(26)	633
Minority Equity in Subsidiaries	—	—	632	214	846

Total Liabilities	10,562	487	5,811	(400)	16,460

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	176	669	4,191	(4,860)	176
Capital Surplus	1,392	12	866	(878)	1,392
Retained Earnings	1,070	1,291	2,082	(3,373)	1,070
Accumulated Other Comprehensive Income (Loss)	(2,565)	(277)	(1,318)	1,595	(2,565)

Total Shareholders’ Equity (Deficit)	73	1,695	5,821	(7,516)	73

Total Liabilities and Shareholders’ Equity (Deficit)	$10,635	$2,182	$11,632	$(7,916)	$16,533

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Income (Loss)

	Three Months Ended June 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,388	$557	$4,325	$(2,278)	$4,992

Cost of Goods Sold	2,091	490	3,675	(2,311)	3,945
Selling, Administrative and General Expense	301	46	398	1	746
Rationalizations	(1)	—	(4)	—	(5)
Interest Expense	87	9	44	(39)	101
Other (Income) and Expense	(26)	(1)	(32)	77	18
Minority Interest in Net Income of Subsidiaries	—	—	33	—	33

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(64)	13	211	(6)	154
United States and Foreign Taxes on Income (Loss)	(2)	9	79	(1)	85
Equity in (Earnings) Loss of Subsidiaries	(131)	(12)	—	143	—

NET INCOME (LOSS)	$69	$16	$132	$(148)	$69

	Three Months Ended June 30, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,201	$514	$3,609	$(1,805)	$4,519

Cost of Goods Sold	1,935	446	3,036	(1,827)	3,590
Selling, Administrative and General Expense	284	43	370	(4)	693
Rationalizations	4	—	7	(1)	10
Interest Expense	76	9	53	(49)	89
Other (Income) and Expense	(21)	1	(38)	87	29
Minority Interest in Net Income of Subsidiaries	—	—	18	1	19

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(77)	15	163	(12)	89
United States and Foreign Taxes on Income (Loss)	—	—	50	9	59
Equity in (Earnings) Loss of Subsidiaries	(107)	(6)	11	102	—

NET INCOME (LOSS)	$30	$21	$102	$(123)	$30

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Income (Loss)

	Six Months Ended June 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,662	$1,086	$8,555	$(4,544)	$9,759

Cost of Goods Sold	4,135	954	7,281	(4,606)	7,764
Selling, Administrative and General Expense	571	94	772	(5)	1,432
Rationalizations	(4)	—	(9)	—	(13)
Interest Expense	176	18	100	(91)	203
Other (Income) and Expense	(69)	(2)	(74)	175	30
Minority Interest in Net Income of Subsidiaries	—	—	54	—	54

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(147)	22	431	(17)	289
United States and Foreign Taxes on Income (Loss)	(9)	12	150	(1)	152
Equity in (Earnings) Loss of Subsidiaries	(275)	(24)	—	299	—

NET INCOME (LOSS)	$137	$34	$281	$(315)	$137

	Six Months Ended June 30, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,236	$1,011	$7,211	$(3,637)	$8,821

Cost of Goods Sold	3,791	872	6,076	(3,673)	7,066
Selling, Administrative and General Expense	561	86	739	(10)	1,376
Rationalizations	6	—	28	—	34
Interest Expense	146	18	110	(101)	173
Other (Income) and Expense	(26)	1	(24)	128	79
Minority Interest in Net Income of Subsidiaries	—	—	23	2	25

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(242)	34	259	17	68
United States and Foreign Taxes on Income (Loss)	(17)	6	122	5	116
Equity in (Earnings) Loss of Subsidiaries	(177)	(11)	11	177	—

NET INCOME (LOSS)	$(48)	$39	$126	$(165)	$(48)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$75	$(27)	$99	$(86)	$61

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(75)	(6)	(143)	(4)	(228)
Asset sales	18	1	7	(7)	19
Acquisitions	—	—	(7)	7	—
Other transactions	3	—	(104)	106	5

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(54)	(5)	(247)	102	(204)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	13	—	129	—	142
Short term debt paid	—	2	(74)	—	(72)
Long term debt incurred	1,920	—	390	—	2,310
Long term debt paid	(2,001)	(1)	(410)	—	(2,412)
Debt issuance costs	(50)	—	—	—	(50)
Increase in restricted cash	(67)	—	—	—	(67)
Other transactions	3	—	9	(16)	(4)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(182)	1	44	(16)	(153)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(50)	—	(51)

Net Change in Cash and Cash Equivalents	(161)	(32)	(154)	—	(347)

Cash and Cash Equivalents at Beginning of the Period	1,004	50	914	—	1,968

Cash and Cash Equivalents at End of the Period	$843	$18	$760	$—	$1,621

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(213)	$6	$258	$(91)	$(40)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(35)	(2)	(128)	—	(165)
Asset sales	88	1	8	(86)	11
Acquisition	(51)	—	(86)	86	(51)
Other Transaction	(4)	13	—	(9)	—
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(2)	12	(206)	(9)	(205)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	30	(6)	82	—	106
Short term debt paid	—	—	(95)	—	(95)
Long term debt incurred	1,298	—	65	—	1,363
Long term debt paid	(1,192)	—	(28)	—	(1,220)
Debt issuance costs	(37)	—	—	—	(37)
Increase in restricted cash	(58)	—	(3)	—	(61)
Other transactions	(1)	(13)	(103)	100	(17)
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	40	(19)	(82)	100	39

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(33)	—	(34)
Net Change in Cash and Cash Equivalents	(175)	(2)	(63)	—	(240)

Cash and Cash Equivalents at Beginning of the Period	585	25	936	—	1,546
Cash and Cash Equivalents at End of the Period	$410	$23	$873	$—	$1,306

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
For the first six months of 2005, we recorded tax expense of $152 million on income before income taxes and minority interest in net income of subsidiaries of $343 million. Included in tax expense for the first six months was a net tax charge of $6 million, that is primarily related to the settlement of prior years tax liabilities. For the first half of 2004, we recorded tax expense of $116 million on income before income taxes and minority interest in net income of subsidiaries of $93 million. Included in tax expense for the first six months was a net tax benefit of $7 million, that is primarily related to the settlement of prior years tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     On June 30, 2005, the State of Ohio enacted significant changes to its tax system that will be phased in over a five year period including repealing the Corporate Ohio Franchise/Income Tax, repealing the Tangible Personal Property Tax on business equipment and fixtures, and enacting a new Commercial Activity Tax based on Ohio gross receipts. The effect of these tax changes is not expected to have a material impact on our results of operations, financial position or liquidity.
NOTE 11. ASSET DISPOSTIONS
On June 27, 2005, we agreed to sell our Wingtack adhesives resins business, which includes a manufacturing operation in Beaumont, Texas, to Sartomer Company Inc., a unit of the French energy firm Total S.A., pending government and regulatory approvals. We will receive approximately $55 million in cash proceeds and retain $10 million in working capital for the business. On February 28, 2005, we entered into an agreement to sell the assets of our North American farm tire business to Titan International, for approximately $100 million, pending government, regulatory and union approvals. In November 2004, we entered into an agreement to sell our natural rubber plantations in Indonesia at a purchase price of approximately $62 million, subject to regulatory approval. We continue to work on obtaining the necessary approvals for these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognizable brand names in the world. We have a broad global footprint with 101 manufacturing facilities in 28 countries. We operate our business through six operating segments: North American Tire; European Union Tire; Latin American Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Asia/Pacific Tire; and Engineered Products.
               In the second quarter and six months ended June 30, 2005, we recorded net income of $69 million and $137 million, respectively, compared to net income of $30 million and a net loss of $48 million, respectively, in the comparable periods of 2004. Improvements in operating income in all five of the tire segments contributed to the increase in net income. For the second quarter of 2005, sales of $4,992 million increased $473 million or 10.4% compared to the second quarter of 2004. For the first half of 2005, sales of $9,759 million increased $938 million or 10.6% compared to the first half of 2004. Sales in the tire segments increased for both periods primarily due to price increases implemented to offset higher raw material costs and product mix improvements resulting from a shift in focus toward the consumer replacement market, while being more selective in original equipment (OE) markets. In addition, translation accounted for approximately $108 million of the increase for the second quarter of 2005 and $241 million for the first six months of 2005.
               Our results are highly dependent on the results of our two largest segments, North American Tire and European Union Tire. These two segments represented approximately 70% of the consolidated net sales in the first six months of 2005. While generating over two-thirds of consolidated net sales, these two segments accounted for 42% of total segment operating income, with North American Tire contributing 11%. While North American Tire’s operational performance continues to improve, it is still hindered primarily by costs related to pension and other postretirement benefit expenses.
               Our share of industry sales in North America and European Union is another key performance indicator. Listed below is the estimated share of sales in each of these two regions for the primary tire markets, original equipment and replacement. These percentages are estimates only and are based on a combination of industry publications and surveys and internal company surveys. In the first six months of 2005, the change in share of sales reflects our selective strategy in the original equipment market and our focus on the replacement market.

	North American Estimated		European Union Estimated
	Share of Sales		Share of Sales
	First Half	Full Year	First Half	Full Year
	2005	2004	2005	2004
Original Equipment	38%	40%	23%	24%
Replacement	25%	25%	25%	23%
Another key indicator of performance is our ability to overcome increasing tire raw material costs. In the first six months of 2005, we experienced raw material price inflation of approximately $239 million related to our tire segments compared to the first six months of 2004. Through many initiatives including strategic pricing actions in the marketplace, improved product mix toward higher value tires, productivity improvements, and product reformulation, we were able to offset these higher costs during the period. For the full year 2005, raw material costs are expected to increase approximately 10% compared to 2004.
               We anticipate continued year-over-year gains in operating performance during the second half of 2005, however, the rate of those gains is expected to be less than they were in the first half of 2005.

               During 2005, we introduced several new products following last year’s successful launches of the Assurance® line of tires in North America, and the Dunlop Sport MaxxTM and Hydragrip® lines of tires in Europe. The 2005 introductions included new Fortera® and Wrangler® tires featuring Silent Armor TechnologyTM. We also introduced new DuraSealTM commercial tire technology, which contains a “built in sealant” that allows truck drivers to continue driving after a tire is punctured. Initial orders of these new tires were strong in the first six months, building on the momentum of the new products successfully introduced last year.
               We closed $3.65 billion in new credit facilities in April 2005 as part of our capital structure improvement plan. These new facilities, which replaced $3.28 billion in existing facilities due from 2005 to 2007, provide us with greater liquidity and extend debt maturities to allow time to implement our turnaround strategies. On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9.00% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S under the Securities Act. The proceeds were used to repay the $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $516 million principal amount of our 6.375% Euro Notes due 2005 at maturity on June 6, 2005.
               While operating results have improved, we continue to face significant challenges. Although we were successful in refinancing a significant portion of our debt as described above, our overall debt level remains high. On June 30, 2005 debt (including capital leases) on a consolidated basis was $5,500 million, compared to $5,680 million at December 31, 2004. This high debt level also impacted financial results, resulting in higher interest expense. In the first six months of 2005, interest expense of $203 million represented an increase of $30 million from the first six months of 2004. While we have improved our liquidity position in the short term through refinancing activities, we also continue to review potential divestitures of non-core assets.
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
               Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market and we may not be able to continue improving our product mix. Our future results of operations are also dependent on our ability to (i) successfully implement cost reduction programs to address, among other things, higher wage and benefit costs, and (ii) where necessary, reduce excess manufacturing capacity. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the United States or Europe. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions.
               In the second quarter ended June 30, 2005 we recorded approximately $8 million in net after tax expenses relating to prior periods. We reviewed the net effect of these identified out-of-period adjustments on our 2005 and prior-period financial statements and concluded that the adjustments were not material. It is possible that additional out-of-period items may be identified in subsequent quarters or our expected earnings may not materialize, either of which could result in a future determination that a restatement of previously issued financial statements is necessary.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2005 and 2004
Net sales in the second quarter of 2005 were $4,992 million, increasing 10.4% from $4,519 million in the 2004 second quarter. Net income of $69 million, or $0.34 per share, was recorded in the 2005 second quarter compared to net income of $30 million, or $0.17 per share, in the second quarter 2004.
               Net sales in the second quarter of 2005 in our tire segments were favorably impacted by price and product mix of approximately $200 million, higher volume of approximately $77 million and a positive impact from currency translation of approximately $97 million. Sales also increased approximately $59 million in the Engineered Products Division, mainly due to improvements in volume and price of approximately $50 million and currency transaction of $11 million.

               Worldwide tire unit sales in the second quarter of 2005 were 56.4 million units, an increase of 1.4 million units, or 2.5% compared to the 2004 period. This increase was driven by a 3.1% unit increase from the consumer replacement market and a 23.0% increase from the commercial OE market.
               Cost of goods sold (CGS) in the second quarter of 2005 was $3,945 million, an increase of $355 million, or 9.9% compared to the second quarter 2004, while decreasing as a percentage of sales to 79.0% from 79.4% in the 2004 comparable period. CGS for our tire segments in the second quarter of 2005 increased due to higher raw material costs of approximately $127 million and higher volume of approximately $61 million. Also contributing to the CGS increase was foreign currency translation of approximately $49 million and product mix related manufacturing cost increases of approximately $43 million. CGS also increased by $59 million in the Engineered Products Division, primarily related to higher volume, increased raw material costs of $6 million and foreign currency translation. Partially offsetting these CGS increases was lower conversion costs of approximately $22 million in our tire segments, driven by lower OPEB costs and savings from rationalization programs.
               Selling, administrative and general expense (SAG) was $746 million in the second quarter of 2005, compared to $693 million in 2004, an increase of $53 million or 7.6%. The increase was driven primarily by wage and benefits expenses, which increased by $21 million in the quarter in our tire segments and higher product liability expenses of $8 million. Foreign currency translation also increased SAG by $16 million when compared to the same period 2004. Also contributing to the increase in SAG were increased advertising expenses of approximately $3 million related to the launch of new products in 2005. SAG as a percentage of sales was 14.9% in the second quarter 2005, compared to 15.3% in the second quarter of 2004.
               Interest expense increased by $12 million to $101 million in the second quarter of 2005 from $89 million in the second quarter of 2004 primarily as a result of higher average debt levels and higher average interest rates, partially offset by lower credit spreads in conjunction with the April 2005 refinancing.
               Other (income) and expense was $18 million in the 2005 second quarter, a decrease of $11 million, compared to $29 million in the 2004 second quarter. The decrease was primarily related to gains on insurance settlements, partially offset by higher financing write-offs in conjunction with the April 2005 refinancing. Results in the second quarter of 2005 included a gain related to the 2004 fire in Germany of $12 million and a $19 million gain from an insurance settlement with certain insurance companies related to environmental coverage. A gain recognized from a settlement with certain insurance companies related to asbestos coverage was mostly offset by expenses recorded to reflect a reduction in our receivable from excess insurers due to a recent court determination. These recoveries were also offset by the write-off of debt issuance costs of $47 million in connection with our refinancing activities in 2005.
               For the second quarter of 2005, we recorded tax expense of $85 million on income before income taxes and minority interest in net income of subsidiaries of $187 million. Included in tax expense for the second quarter of 2005 was a net tax charge of $7 million primarily related to the settlement of prior year tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the second quarter of 2004, we recorded tax expense of $59 million on income before income taxes and minority interest in net income of subsidiaries of $108 million. Included in tax expense for the second quarter of 2004 was a net tax benefit of $5 million primarily related to the settlement of prior years tax liabilities.
               During the second quarter ended June 30, 2005, we recorded approximately $8 million in net after tax expenses relating to prior periods. Out-of-period adjustments increased net sales by $9 million (pre-tax) Cost of goods sold by $15 million (pre-tax) and Selling, administrative and general expenses and Minority interest, each by $1 million (pre-tax), respectively, in the second quarter of 2005. The net tax effect on these items was not significant. In addition, we recorded $2 million in out-of-period tax adjustments in the first quarter of 2005. The out-of-period adjustments identified in 2005 include net after tax charges of $6 million to write-off negative equity of a minority partner’s interest in a consolidated affiliate, recognized in Corporate, $4 million to write-down the carrying value of certain fixed assets in the Latin America Tire Segment to correct translation recorded during the period an economy was under highly-inflationary accounting, $3 million related to the elimination of intercompany profit in inventory, primarily in the European Union Tire Segment and Corporate, and $2 million related to the application of a tax law change in the European Union Tire Segment, partially offset by $6 million in out-of-period income primarily due to the overaccrual of dealer incentives in the European Union Tire Segment.

Rationalization Activity
During the second quarter of 2005 reversals of $5 million of reserves were recorded for rationalization actions no longer needed for their originally-intended purposes. The reversals primarily consisted of associate-related costs related to a 2003 plant closure in the North American Tire Segment.
               Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in Engineered Products and European Union Tire Segments. During the second quarter of 2005 there were no accelerated depreciation charges and for the second quarter of 2004, $1 million was recorded as Cost of Goods Sold for accelerated depreciation charges.
               2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million ($52 million after-tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after-tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after-tax or $0.44 per share). Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 900 have been released to date (265 during the first half of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
               Additional restructuring charges of $3 million related to 2004 and 2003 rationalization plans not yet recorded are expected to be incurred and recorded primarily during the remainder of 2005. We estimate that SAG and CGS were reduced in the second quarter of 2005 by approximately $8 million as a result of the implementation of the 2004 plans. Plan savings have been substantially offset by higher SAG and conversion costs including increased compensation and benefit costs.
               For further information, refer to the Note 2, Costs Associated with Rationalization Programs.
Six Months Ended June 30, 2005 and 2004
Net sales in the first six months of 2005 were $9,759 million, increasing 10.6% from $8,821 million in the comparable period of 2004. Net income for the first six months of 2005 was $137 million, or $0.69 per diluted share compared to a net loss of $48 million, or a loss of $0.28 per share in the first six months of 2004.
               Net sales in the first six months of 2005 for our tire segments were favorably impacted by price and product mix of approximately $411 million, foreign currency translation of approximately $222 million, and higher volume of approximately $87 million. Sales also increased approximately $117 million due to improvements in the Engineered Products Division, primarily related to increased volume and improved product mix.

               Worldwide tire unit sales in the first half of 2005 were 112.3 million units, an increase of 1.6 million units, or 1.4% compared to the 2004 period. This volume improvement in the first six months of 2005 was driven by a 2.6% increase in the consumer replacement market and a 27.0% increase in the commercial OE market, partially offset by a 2.2% decrease in the consumer OE market.
               CGS increased to $7,764 million, an increase of $698 million, or 9.9% compared to the first six months of 2004, while decreasing as a percentage of sales to 79.6% compared to 80.1% in the comparable period of 2004. Gross margin through the first six months of 2005 (20.4% in 2005 versus 19.9% in 2004) reflects our ability to offset higher raw material costs through price increases and cost reductions. CGS for our tire segments in the first six months of 2005 increased due to higher raw material costs of approximately $239 million and product mix-related manufacturing cost increases of approximately $143 million. CGS also increased due to foreign currency translation of approximately $136 million and higher volume of approximately $57 million. Lower conversion costs of approximately $38 million were driven by savings from rationalization programs, helping to offset a portion of the CGS increase. CGS also increased by $116 million in the Engineered Products Division primarily related to higher volume, increased raw material costs of $13 million and foreign currency translation.
               In the six months of 2005, SAG was $1,432 million, compared to $1,376 million in 2004, an increase of $56 million or 4.1%. The increase in our tire segments was driven primarily by foreign currency translation, which added $30 million to SAG in the period. Wage and benefits expenses increased by $25 million when compared to the comparable period in 2004. Offsetting these increases were lower advertising expenses of approximately $12 million. SAG as a percentage of sales was 14.7% in the first six months of 2005, compared to 15.6% in the 2004 period.
               Interest expense increased by $30 million to $203 million in the first half of 2005 from $173 million in the first half of 2004 primarily as a result of higher average debt levels and higher average interest rates, partially offset by lower credit spreads in conjunction with the April 2005 refinancing.
               For the six months ended June 30, 2005, Other (income) and expense was $30 million, compared to $79 million in the 2004 period, a decrease of $49 million. The decrease was primarily related to gains on insurance settlements, partially offset by higher financing write-offs in conjunction with the April 2005 refinancing. Results for the six months ended June 30, 2005, included a gain related to the 2004 fire in Germany of $14 million and a $20 million gain from an insurance settlement with certain insurance companies related to environmental coverage. A gain recognized from a settlement with certain insurance companies related to asbestos coverage was mostly offset by expenses recorded to reflect a reduction in our receivable from excess insurers due to a recent court determination. These recoveries were also offset by the write-off of debt issuance costs of $47 million in connection with our refinancing activities in 2005. In the six months ended June 30, 2004, debt issuance costs written-off in connection with our 2004 refinancing were $13 million.
               For the first six months of 2005, we recorded tax expense of $152 million on income before income taxes and minority interest in net income of subsidiaries of $343 million. Included in tax expense for the first six months was a net tax charge of $6 million primarily related to the settlement of prior years tax liabilities. For the first half of 2004, we recorded tax expense of $116 million on income before income taxes and minority interest in net income of subsidiaries of $93 million. Included in tax expense for the first six months was a net tax benefit of $7 million primarily related to the settlement of prior years tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
Rationalization Activity
For the first six months of 2005, net reversals of $13 million were recorded, which included reversals of $15 million for reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $2 million. The $15 million in reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier.
               Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. During the first six months of 2005 and 2004, $1 million and $5 million, respectively, were recorded as Cost of Goods Sold.

               We estimate that SAG and CGS were reduced in the six months ended June 30, 2005 by approximately $16 million as a result of the implementation of the 2004 plans. Plan savings have been substantially offset by higher SAG and conversion costs, including increased compensation and benefit costs.
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
               Total segment operating income was $316 million in the second quarter of 2005, increasing from $254 million in the second quarter of 2004. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2005 was 6.3% compared to 5.6% in the second quarter of 2004.
               In the first six months of 2005, total segment operating income was $608 million, increasing 39.8% from $435 million in the 2004 period. Total segment operating margin in the first six months of 2005 was 6.2% compared to 4.9% in the 2004 comparable period.
               Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as determined in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the Note 8, Business Segments, for further information and for a reconciliation of total segment operating income to Income before Income Taxes.
North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	25.3	25.7	(0.4)	(1.7)%	50.6	50.4	0.2	0.3%
Net Sales	$2,296	$2,171	$125	5.8%	$4,434	$4,109	$325	7.9%
Segment Operating Income	55	41	14	34.1%	66	17	49	288%
Segment Operating Margin	2.4%	1.9%			1.5%	0.4%
Three Months Ended June 30, 2005 and 2004
North American Tire unit sales in the 2005 second quarter decreased 0.4 million units or 1.7% from the 2004 period. Replacement unit sales increased 0.1 million units or 0.5% in the second quarter of 2005 compared to 2004. Original equipment volume decreased 0.5 million units or 6.5% in the second quarter of 2005 compared to 2004 due to a slowdown in the domestic automotive industry that resulted in lower levels of vehicle production and to our selective fitment strategy in the consumer original equipment business.
               Net sales increased 5.8% in the second quarter of 2005 from the 2004 period due primarily to favorable price and product mix of approximately $105 million, driven by price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value replacement market and being more selective in the OE market. Also positively impacting sales in the period were increases of approximately $45 million primarily related to growth in external chemical sales and other tire related businesses. Partially offsetting these impacts was a volume decrease of approximately $26 million, primarily due to the sluggish consumer original equipment market.
               Operating income increased 34.1% in the second quarter of 2005 from the 2004 period. Improved price and product mix of approximately $54 million, lower conversion costs of approximately $30 million primarily related to rationalizations and cost reduction initiatives and lower OPEB costs, and increased earnings primarily from external chemical and other tire related businesses of approximately $23 million benefited the second quarter of 2005. The 2005 period was unfavorably impacted by increased raw material costs of approximately $75 million and higher SAG costs of approximately $17 million, due primarily to higher compensation costs and product liability expenses.
               Operating income for the second quarter 2005 did not include rationalization net reversals of $5 million in 2005 and charges totaling $4 million in 2004. Operating income also did not include second quarter 2005 and 2004 gains on asset sales of $2 million and $1 million, respectively.
Six Months Ended June 30, 2005 and 2004
Unit sales in the six months increased 0.2 million units or 0.3% from the 2004 period. Replacement unit volume increased 1.4 million units or 4.1%, while OE volume decreased 1.2 million units or 7.1%.
               Net sales increased 7.9% in the first six months of 2005 from the 2004 period due primarily to favorable price and product mix of approximately $179 million due to price increases to offset rising raw material costs and improved mix from our strategy to focus on the higher value consumer replacement market and being more selective in the consumer OE market. Also positively impacting sales for the period was growth in external chemical sales and the T&WA business of approximately $119 million.
               Operating income increased 288% in the first six months of 2005 from the 2004 period. Improved price and product mix of approximately $84 million, lower conversion costs of approximately $64 million, primarily related to the implementation of cost reduction initiatives resulting in productivity improvements, lower OPEB costs, rationalization activities, including the closure of the Huntsville plant, and improved earnings from external chemical and other tire related businesses of approximately $51 million benefited the six months of 2005. The 2005 period was unfavorably impacted by increased raw material costs of approximately $139 million and increased SAG costs of approximately $18 million, primarily due to higher compensation costs and product liability expenses.
               Operating income in the first six months of 2005 did not include rationalization net reversals of $9 million and a gain on asset sales of $8 million. Operating income in the first six months of 2004 did not include rationalization net charges totaling $6 million and a gain on asset sales of $2 million.
European Union Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	15.9	15.4	0.5	3.2%	31.9	31.7	0.2	0.6%
Net Sales	$1,178	$1,060	$118	11.1%	$2,376	$2,171	$205	9.4%
Segment Operating Income	85	57	28	49.1%	192	127	65	51.2%
Segment Operating Margin	7.2%	5.4%			8.1%	5.8%

Three Months Ended June 30, 2005 and 2004
European Union Tire segment unit sales in the 2005 second quarter increased 0.5 million units or 3.2% from the 2004 period. Replacement unit sales increased 0.5 million units or 4.7% while OE volume was essentially flat compared to the second quarter of 2004.
               Net sales in the second quarter of 2005 increased 11.1% compared to the second quarter of 2004 primarily due to price and product mix of approximately $66 million driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets. Also contributing to the sales increase was a volume increase of approximately $31 million, largely due to increases in the consumer replacement and commercial OE markets, and the favorable effect of currency translation totaling approximately $26 million.
               For the second quarter of 2005, operating income increased 49.1% compared to 2004 due to improvements in price and product mix of approximately $49 million driven by price increases to offset higher raw material costs and a shift towards higher value high performance, ultra-high performance and commercial tires. Operating income was adversely affected by higher raw material costs of approximately $11 million and higher SAG expense of approximately $10 million, due primarily to higher selling and retail costs, in the second quarter of 2005 compared to 2004.
               Operating income for the second quarter of 2005 did not include a loss on the sale of assets of $1 million. Operating income for the second quarter of 2004 did not include rationalization net charges totaling $4 million, as well as a $1 million gain on the sale of assets.
Six Months Ended June 30, 2005 and 2004
Unit sales in the first six months 2005 increased 0.2 million units or 0.6% from the 2004 period. Replacement volume increased 0.4 units or 1.8% while OE volume decreased 0.2 million units or 2.1%.
               Net sales in the first half of 2005 increased 9.4% compared to the first half of 2004 primarily due to the favorable effect of currency translation totaling approximately $87 million and price and product mix improvements of approximately $120 million driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets. Volume increases in the first six months impacted sales by approximately $9 million largely due to increases in the consumer replacement and OE commercial market.
               For the first six months of 2005, operating income increased 51.2% compared to 2004 due primarily to improvements in price and product mix of approximately $82 million and favorable currency translation of approximately $6 million. Operating income was adversely affected by higher raw material costs of approximately $28 million in the first half of 2005 compared to 2004.
               Operating income in the first six months of 2005 did not include rationalization net reversals of $2 million and a gain on asset sales of $4 million. Operating income in the first six months of 2004 did not include rationalization net charges totaling $25 million and a gain on asset sales of $2 million.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	4.7	4.5	0.2	2.9%	9.5	9.2	0.3	3.2%
Net Sales	$342	$301	$41	13.6%	$682	$584	$98	16.8%
Segment Operating Income	49	45	4	8.9%	96	88	8	9.1%
Segment Operating Margin	14.3%	15.0%			14.1%	15.1%

Three Months Ended June 30, 2005 and 2004
Eastern Europe, Middle East and Africa Tire unit sales in the 2005 second quarter increased 0.2 million units or 2.9% from the 2004 period. OE unit sales increased 10.2% due to growth in emerging markets.
               Net sales increased 13.6% in the 2005 second quarter compared to 2004 mainly due to the favorable impact of currency translation of approximately $12 million. Improved volume of approximately $7 million and price and product mix of approximately $13 million were largely due to volume increases in the replacement markets, price increases in emerging markets, and continued growth in premium brands. Also positively impacting sales in the quarter was increased retail sales of approximately $9 million.
               Operating income in the 2005 second quarter increased 8.9% from the second quarter of 2004. Operating income for the 2005 period was favorably impacted by improved volume of approximately $3 million and price and product mix of approximately $12 million, due primarily to volume increases in the OE markets, and continued growth in premium brands. Foreign currency translation also favorably impacted operating income by approximately $7 million in the period. Higher raw material costs of approximately $7 million, higher conversion costs of approximately $3 million, primarily related to lower inter-segment volumes, and higher advertising expenses in developing regions, negatively impacted the 2005 period.
               Operating income for the second quarter of 2005 did not include a loss on the sale of assets of $1 million.
Six Months Ended June 30, 2005 and 2004
Unit sales in the first six months of 2005 increased 0.3 million units or 3.2% from the 2004 period. Replacement volume increased 0.2 million units or 2.3% and OE volume increased 0.1 million units or 7.2%.
               For the first six months of 2005, net sales increased 16.8%, compared to 2004 mainly due to the favorable impact of currency translation of approximately $42 million. Improved volume of approximately $14 million, price and product mix of approximately $30 million, largely due to volume increases in the OE markets, price increases in emerging markets, and growth in premium brands, and increased retail sales of approximately $11 million positively impacted sales in the period.
               Operating income in the first half 2005 increased 9.1% from the first half of 2004. Operating income for 2005 was favorably impacted by positive foreign currency translation of approximately $19 million, improved volume of approximately $6 million and price and product mix of approximately $27 million, due primarily to volume increases in the OE markets and growth in premium brands. Higher raw material costs of approximately $16 million and lower inter-segment volumes which reduced operating income by approximately $15 million impacted the 2005 period. Also negatively impacting the period were lower retail profitability of approximately $5 million and increased SAG costs of approximately $4 million, primarily related to higher advertising expenses in developing regions.
     Operating income in the first six months of 2005 did not include a loss on asset sales of $1 million.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	5.4	4.7	0.7	14.8%	10.4	9.6	0.8	7.8%
Net Sales	$381	$291	$90	30.9%	$729	$594	$135	22.7%
Segment Operating Income	77	61	16	26.2%	164	123	41	33.3%
Segment Operating Margin	20.2%	21.0%			22.5%	20.7%

Three Months Ended June 30, 2005 and 2004
Latin American Tire unit sales in the 2005 second quarter increased 0.7 million units or 14.8% from the 2004 period. Replacement unit sales increased 0.2 million units or 4.7% and OE volume increased 0.5 million units or 51.3%.
               Net sales in the 2005 second quarter increased 30.9% from the 2004 period. Net sales increased in 2005 due to increased volume of approximately $39 million, price and product mix of approximately $23 million and the favorable impact of currency translation, mainly in Brazil, of approximately $37 million.
               Operating income in the second quarter 2005 increased 26.2% from the comparable period in 2004. Operating income was favorably impacted by approximately $24 million related to improved pricing and product mix, as well as approximately $11 million due to increased volumes and approximately $15 million from the favorable impact of currency translation. Increased raw material costs of approximately $20 million and higher SAG costs of approximately $4 million, due primarily to higher compensation costs, negatively impacted operating income compared to the 2004 period. Also negatively impacting income for the period were approximately $3 million of increased conversion costs.
               Operating income for the second quarter of 2004 did not include rationalization net charges totaling $2 million.
Six Months Ended June 30, 2005 and 2004
Unit sales in the first six months 2005 increased 0.8 million units or 7.8% from the 2004 period. Replacement units increased 0.6%, while OE volume increased 0.7 million units or 33.5%.
               For the first six months of 2005 net sales increased 22.7% from the comparable 2004 period. Net sales increased in 2005 due to improvements in price and product mix of approximately $57 million, volume of approximately $42 million and the favorable impact of currency translation, mainly in Brazil, of approximately $52 million, partially offset by lower other tire related sales of approximately $9 million.
               Operating income in the first half 2005 increased 33.3% from the comparable period in 2004. Operating income was favorably impacted by approximately $59 million related to improved pricing and product mix and the favorable impact of currency translation of approximately $27 million. Increased raw material costs of approximately $36 million and higher SAG costs of approximately $8 million, primarily due to higher compensation costs, negatively impacted operating income compared to the 2004 period.
     Operating income in the first six months of 2004 did not include rationalization net charges of $2 million.
Asia / Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	5.1	4.7	0.4	9.4%	9.9	9.8	0.1	1.2%
Net Sales	$368	$328	$40	12.2%	$709	$651	$58	8.9%
Segment Operating Income	20	17	3	17.6%	39	25	14	56.0%
Segment Operating Margin	5.4%	5.2%			5.5%	3.8%
Three Months Ended June 30, 2005 and 2004
Asia / Pacific Tire unit sales in the 2005 second quarter increased 0.4 million units or 9.4% from the 2004 period. Replacement unit sales increased 0.2 million units or 5.9% and OE volume increased 0.3 million units or 18.3%.

               Net sales in the 2005 quarter increased 12.2% compared to the 2004 period due to favorable currency translation of approximately $21 million and a volume increase of approximately $21 million.
               Operating income in the second quarter of 2005 increased 17.6% compared to the 2004 period due to improved price and product mix of approximately $12 million and volume of approximately $5 million, offset in part by raw material cost increases of $13 million.
Six Months Ended June 30, 2005 and 2004
Unit sales in the first six months 2005 increased 0.1 million units or 1.2% from the 2004 period. Replacement volume decreased 0.3 units or 3.5% while OE volume increased 0.4 million units or 14.4%.
               Net sales in the first half of 2005 increased 8.9% compared to the first half of 2004 due to favorable price and mix of approximately $27 million, favorable currency translation of approximately $24 million and increased volume of approximately $6 million.
               Operating income in the first half of 2005 increased 56.0% compared to the 2004 period due to improved price and product mix of approximately $23 million and non-recurring FIN 46 related charges of approximately $7 million in 2004, offset in part by raw material cost increases of $21 million. Also, positively impacting income for the period were increased volume of approximately $1 million, lower SAG costs of approximately $1 million and favorable foreign currency translation of approximately $1 million.
     Operating income for the first six months of 2005 did not include rationalization net reversals of $2 million.
Engineered Products

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Net Sales	$427	$368	$59	16.0%	$829	$712	$117	16.4%
Segment Operating Income	30	33	(3)	(9.1)%	51	55	(4)	(7.3)%
Segment Operating Margin	7.0%	9.0%			6.2%	7.7%
Three Months Ended June 30, 2005 and 2004
Engineered Products sales increased 16.0% in the second quarter of 2005 from 2004 levels due to improved volume of approximately $39 million, mainly in the industrial channel, price and product mix of approximately $8 million and the favorable effect of currency translation of approximately $11 million.
               Operating income decreased 9.1% in the second quarter of 2005 compared to the 2004 period due primarily to increased conversion costs of approximately $4 million, higher raw material costs of approximately $6 million, and higher SAG expense of approximately $6 million primarily due to higher compensation and consulting expenses. Also negatively impacting earnings in the period were higher freight costs and other less significant items. Operating income was favorably impacted by improved volume of approximately $9 million and price and product mix of approximately $8 million.
Six Months Ended June 30, 2005 and 2004
Sales increased 16.4% in the first half of 2005 from 2004 due to improved volume of approximately $83 million, mainly in the industrial and military channels, price and product mix of approximately $15 million and the favorable effect of currency translation of approximately $19 million.
               Operating income decreased 7.3% in the first half of 2005 compared to the 2004 period due primarily to increased conversion costs of approximately $13 million, higher raw material costs of approximately $13 million and higher SAG expense of approximately $10 million primarily due to higher compensation, consulting and bad debt expenses, and higher product liability expenses. Operating income was favorably impacted by improved volume of approximately $32 million.
               Operating income for the first six months of 2004 did not include a gain on the sale of assets of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, we had $1,621 million in cash and cash equivalents as well as $1,580 million of unused availability under our various credit agreements, compared to $1,968 million and $1,116 million, respectively, at December 31, 2004. Cash and cash equivalents do not include restricted cash. Restricted cash included the settlement fund balance related to Entran II litigation as well as cash deposited in support of trade agreements and performance bonds, and historically has included cash deposited in support of borrowings incurred by subsidiaries. At June 30, 2005, cash balances totaling $219 million were subject to such restrictions, compared to $152 million at December 31, 2004. The increase was primarily due to receipt of insurance settlements subject to restrictions.
OPERATING ACTIVITIES
Cash flow provided by operating activities was $61 million in the first six months of 2005, an improvement of approximately $101 million from the comparable prior year period. The improvement was driven by net income of $137 million during the first six months of 2005 compared to a loss of $48 million in the first six months of 2004, partially offset by higher pension contributions of $94 million.
INVESTING ACTIVITIES
Cash flow used in investing activities of $204 million was consistent with first six months of 2004. Our 2005 capital expenditures of $228 million primarily represents spending for plant upgrades and expansions and new tire molds. We expect full year 2005 capital expenditures to be approximately $640 million.
FINANCING ACTIVITIES
Cash flows used in financing activities of $153 million decreased by $192 million from the prior year six month period primarily due to net debt payments in 2005 of $32 million versus net borrowings in the comparable period in 2004 of $154 million.
Credit Sources
In aggregate, we had committed and uncommitted credit facilities of $7,504 million available at June 30, 2005, of which $1,580 million were unused, compared to $7,295 million available at December 31, 2004, of which $1,116 million were unused.
$400 Million Senior Notes Offering and Repayment of 6.375% Euro Notes due 2005
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9.00% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S of the Securities Act of 1933. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $516 million principal amount of our 6.375% Euro Notes due 2005 at maturity on June 6, 2005. In conjunction with the debt issuance, we paid fees of approximately $10 million, which will be amortized over the term of the notes.
               The Indenture governing the senior notes limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the senior notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

April 8, 2005 Refinancing
As previously reported, on April 8, 2005 we completed a refinancing in which we replaced approximately $3.28 billion of credit facilities with new facilities aggregating $3.65 billion. The new facilities consist of:
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
     In conjunction with the refinancing, we paid fees of approximately $57 million. In addition, we paid approximately $20 million of termination fees associated with the replaced facilities. We recognized approximately $47 million of expense in the second quarter to write-off fees associated with the refinancing, including approximately $30 million of previously unamortized fees related to the replaced facilities. The remaining fees will be amortized over the term of the new facilities.
$1.5 Billion First Lien Credit Facility
The $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.
               With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of June 30, 2005, there were $499 million of letters of credit issued under the deposit-funded facility. There were no borrowings under the revolver at June 30, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. As of June 30, this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of June 30, 2005, this facility was fully drawn.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. At closing, we used the entire availability under the €155 million term loan facilities and €155 million German revolving credit facility to pay down and retire our prior credit facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of June 30, 2005, $30 million was borrowed under the German revolving credit facility and $187 million under the German term loan facilities.
               For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note 5, “Financing Arrangements” or the “Liquidity and Capital Resources” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2005.
Consolidated EBITDA (per Credit Agreements)
Subsequent to the April 8, 2005 refinancing described above, under our primary credit facilities we are not permitted to fall below a ratio of 2.00 to 1.00 of Consolidated EBITDA to Consolidated Interest Expense (as such terms are defined in each of the relevant credit facilities) for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Net Secured Indebtedness to Consolidated EBITDA (as such terms are defined in each of the relevant credit facilities) is not permitted to be greater than 3.50 to 1.00 at any time.
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
               The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and six month periods ended June 30, 2005 and 2004. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Net Income (Loss)	$69	$30	$137	$(48)
Interest Expense	101	89	203	173
Income Tax	85	59	152	116
Depreciation and Amortization Expense	150	149	307	310

EBITDA	405	327	799	551

Credit Agreement Adjustments:
Other (Income) and Expense	17	27	27	74
Minority Interest in Net Income (Loss) of Subsidiaries	33	19	54	25
Consolidated Interest Expense Adjustment	1	2	3	5
Rationalizations	(5)	10	(13)	34

Consolidated EBITDA	$451	$385	$870	$689

Other Foreign Credit Facilities
At June 30, 2005, we had short-term committed and uncommitted bank credit arrangements totaling $413 million, of which $148 million were unused, compared to $339 million and $182 million at December 31, 2004. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provided €165 million ($225 million) of funding. The facility was expanded to €275 million ($332 million) on May 23, 2005, and will be subject to customary annual renewal of back-up liquidity lines.
               As of June 30, 2005, the amount outstanding and fully utilized under this program was $332 million compared to $225 million as of December 31, 2004.
               In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia had transferred accounts receivable under other programs totaling $72 million and $63 million at June 30, 2005 and December 31, 2004, respectively.
International Accounts Receivable Securitization Facilities (Off-Balance-Sheet)
Various other international subsidiaries have also established accounts receivable continuous sales programs. At June 30, 2005 and December 31, 2004, proceeds available to these subsidiaries from the sale of certain of their receivables totaled $4 million and $5 million, respectively. These subsidiaries retain servicing responsibilities.
Registration Obligations
We are a party to three registration rights agreements in connection with our private placement of $350 million of convertible notes in July 2004, $650 million of senior secured notes in March 2004, and $400 million of senior notes in June 2005. The registration rights agreement for the convertible notes requires us to pay additional interest to investors if we do not file a registration statement to register the convertible notes by November 7, 2004, or if such registration statement is not declared effective by the SEC by December 31, 2004. The additional interest to investors is at a rate of 0.25% per year for the first 90 days and 0.50% per year thereafter. We failed to file a registration statement for the convertible notes by November 7, 2004, and as a result, will pay additional interest until such time as a registration statement is filed and declared effective. The registration rights agreement for the $650 million of senior secured notes issued in March 2004, requires us to pay additional interest to investors if a registered exchange offer for the notes is not completed (or, if required, the shelf registration statement is not declared effective) by December 7, 2004. The additional interest to investors is at a rate of 1.00% per year for the first 90 days, increasing in increments of 0.25% every 90 days thereafter, to a maximum of 2.00% per year. Because no such exchange offer was filed or declared effective by December 7, 2004, we will pay additional interest until an exchange offer is completed. If the rate of additional interest payable reaches 2.00% per year then the interest rate for the secured notes will be permanently increased by 0.25% per annum after the exchange offer is completed. The registration rights agreement for the $400 million of senior notes issued in June 2005, requires us to pay additional interest to investors if an exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) by March 20, 2006. The annual interest rate borne by the Notes will be increased by 0.25% per annum and an additional 0.25% per annum every 90 days thereafter, up to a maximum additional cash interest of 1.00% per annum, until the exchange offer is completed, the registration statement is declared effective, or the Notes become freely tradable under the Securities Act. As of June 30, 2005, the additional interest associated with the convertible notes issued in June 2004 and $650 million senior secured notes issued in March 2004, was 0.50% and 1.50%, respectively. We plan to file each of the registration statements discussed above as soon as practicable.

Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$1.5 Billion First Lien Credit Facility	BB	Ba3
$1.2 Billion Second Lien Term Loan Facility	B+	B2
$300 Million Third Lien Secured Term Loan Facility	B-	B3
European Facilities	B+	B1
$650 Million Senior Secured Notes due 2011	B-	B3
Corporate Rating (implied)	B+	B1
Senior Unsecured Debt	B-	—
Outlook	Stable	Stable
               Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from B+ to B- depending on facility) and our unsecured debt (“CCC+”).
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
Potential Future Financings
By completing the April 8, 2005 refinancing, we effectively extended the maturity date of $650 million and $1,950 million of long-term debt, a portion of which was coming due in 2005 and 2006, respectively. Also, on June 23, 2005, we completed an offering of $400 million aggregate principal amount of senior notes due 2015. We plan to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.
               Because of our debt ratings, operating performance over the past few years and other factors, access to the capital markets cannot be assured. Our ongoing ability to access the capital markets is also dependent on the degree of success we have implementing our North American Tire turnaround strategy. Successful implementation of the turnaround strategy is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. While we have made progress in implementing the turnaround strategy, there is no assurance that our progress will continue, or that we will be able to sustain any future progress to a degree sufficient to maintain access to capital markets and meet liquidity requirements. As a result, failure to complete the turnaround strategy successfully could have a material adverse effect on our financial position, results of operations and liquidity.
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
Dividends
On February 4, 2003, we announced that we eliminated our quarterly cash dividend. The dividend reduction was decided on by the Board of Directors in order to conserve cash. Under the credit facilities issued in the April 8, 2005 refinancing, we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (S&P) corporate rating improve to Ba2 or better and BB or better, respectively.
Asset Dispositions
As part of our continuing effort to divest non-core businesses, we previously announced, on June 27, 2005, that we had agreed to sell our Wingtack adhesives resin business to Sartomer Company Inc. for approximately $55 million in cash proceeds and retain $10 million in working capital subject to regulatory approval. We also announced on February 28, 2005, that we entered into an agreement to sell the assets of our North American farm tire business to Titan International, for approximately $100 million, pending government, regulatory and union approvals. In November 2004, we entered into an agreement to sell our natural rubber plantations in Indonesia at a purchase price of approximately $62 million, subject to regulatory approval. We continue to work on obtaining the necessary approvals for these transactions.
COMMITMENTS & CONTINGENCIES
The following table presents, at June 30, 2005, our obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of June 30, 2005
							After 5
(In millions)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,425	$461	$573	$100	$1	$1,754	$2,536
Capital Lease Obligations (2)	107	11	12	12	11	11	50
Interest Payments (3)	2,495	383	349	320	314	293	836
Operating Leases (4)	1,490	264	267	206	154	127	472
Pension Benefits (5)	1,182	482	700	(5)	(5)	(5)	(5)
Other Post Retirement Benefits (6)	2,363	304	301	252	243	233	1,030
Workers’ Compensation (7)	328	63	47	34	24	18	142
Binding Commitments (8)	1,081	843	40	27	25	22	124

Total Contractual Cash Obligations	$14,471	$2,811	$2,289	$951	$772	$2,458	$5,190

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of June 30, 2005.

(2)	The present value of capital lease obligations is $75 million.

(3)	These amounts represent future interest payments related to our existing debt obligations as of June 30, 2005 based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at June 30, 2005 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating leases do not include minimum sublease rentals of $52 million, $44 million, $34 million, $25 million, $17 million and $30 million in each of the periods above, respectively, for a total of $202 million. Net operating lease payments total $1,288 million. The present value of operating leases is $895 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2004. The amounts set forth in the table represent our estimated funding requirements in 2005 and 2006 for domestic defined benefit pension plans under ERISA, and approximately $70 million of expected contributions to our funded international pension plans in 2005. Although subject to change, we expect to make contributions to our domestic pension plans of approximately $400 to $425 million in 2005. The amount in the table for 2005 represents the midpoint of this range plus expected contributions to our funded international plans. The expected contributions are based upon a number of assumptions, including:
•	an ERISA liability interest rate of 6.10% for 2005, and

•	plan asset returns of 8.5% in 2005.
At the end of 2005, the current interest relief rate measures used for pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $575 million to $625 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $675 million to $725 million. The estimated amount set forth in the table for 2006 represents the midpoint of this range. We likely will be subject to additional statutory minimum funding requirements after 2006. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including:
•	interest rate levels,

•	the amount and timing of asset returns,

•	what, if any, changes may occur in legislation, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
We expect the amount of contributions required in years beyond 2006 will be substantial.
(6)	The payments presented above are expected payments for the next 10 years. The payments for other post-retirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. We reserve the right to modify or terminate the plans at any time. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments include an estimated reduction in our obligations totaling approximately $475 million to $525 million resulting from the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation are based upon recent historical payment patterns. The present value of anticipated payments for workers’ compensation is $249 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments include obligations to purchase raw materials through short-term supply contracts at fixed prices or at a formula price related to market prices or negotiated prices.
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
               In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:
•	The terms and conditions of our global alliance with Sumitomo as set forth in the Umbrella Agreement between Sumitomo and us provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of us, could trigger a right of Sumitomo to require us to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require us to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to an agreement entered into in 2001, Ansell Ltd. (Ansell) has the right, during the period beginning August 13, 2005 and ending August 14, 2006, to require us to purchase Ansell’s 50% interest in SPT. The purchase price is a formula price based on the earnings of SPT, subject to various adjustments. If Ansell does not exercise its right, we may require Ansell to sell its interest to us during the 180 days following the expiration of Ansell’s right at a price established using the same formula.

•	Pursuant to an agreement entered into in 2001, we shall purchase minimum amounts of carbon black from a certain supplier from January 1, 2003 through December 31, 2006, at agreed upon base prices that are subject to quarterly adjustments for changes in raw material costs and natural gas costs and a one-time adjustment for other manufacturing costs.
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

(In millions)	Amount of Commitment Expiration per Period
	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Customer Financing Guarantees	$6	$2	$1	$—	$1	$1	$1
Affiliate Financing Guarantees	3	3	—	—	—	—	—
Other Guarantees	1	—	1	—	—	—	—

Off-Balance Sheet Arrangements	$10	$5	$2	$—	$1	$1	$1

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
               The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the potential impact of implementing SFAS 151 on the consolidated financial statements.
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
               In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.
               In June 2005, the FASB staff issued a FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and the related FIN 47 discussed above. An entity should recognize the cumulative effect of initially applying FSP 143-1 as a change in accounting principle as described in paragraph 20 of APB (Accounting Principals Board) Opinion No. 20, “Accounting Changes.” FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We have adopted the FSP during the second quarter of 2005 at certain of our European operations where applicable legislation was adopted and the impact on the consolidated financial statements was not significant.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by us to separate interest rate risk management from debt funding decisions. At June 30, 2005 and December 31, 2004, the interest rates on 49% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

     The following tables present information at June 30:
Interest Rate Swap Contracts

(Dollars in millions)	2005	2004
Fixed Rate Contracts:
Notional principal amount	$—	$14
Pay fixed rate	—%	5.94%
Receive variable Australian Bank Bill Rate	—	5.48

Average years to maturity	—	1.00
Fair value – liability	—	—
Pro forma fair value – liability	—	—

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	5.22%	2.92%
Receive fixed rate	6.63	6.63

Average years to maturity	1.4	2.45
Fair value – asset (liability)	$3	$8
Pro forma fair value – asset (liability)	2	7
The pro forma fair value assumes a 10% increase in variable market interest rates at June 30, 2005 and 2004, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
     Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2005	2004	2005	2004
Fixed Rate Contracts:
Domestic:
Notional principal	$—	$—	$—	$162
Pay fixed rate	—%	—%	—%	5.00%
Receive variable LIBOR	—	—	—	1.18

International:
Notional principal (AUD 20 million)	$15	$14	$15	$15
Pay fixed rate	5.94%	5.94%	5.94%	5.94%
Receive variable Australian Bank Bill Rate	5.69	5.51	5.66	5.51

Floating Rate Contracts:
Notional principal	$200	$200	$200	$200
Pay variable LIBOR	4.57%	3.00%	4.44%	2.97%
Receive fixed rate	6.63	6.63	6.63	6.63
The following table presents fixed rate debt information at June 30:
(In millions)

Fixed Rate Debt	2005	2004
Fair value – liability	$2,989	$2,607
Carrying amount – liability	2,875	2,616
Pro forma fair value – liability	2,891	2,566
The pro forma information assumes a 100 basis point increase in market interest rates at June 30, 2005 and 2004, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

               The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bond due 2006 and €100 million of the Euro Notes due 2005 are hedged by currency swap agreements. The currency swap agreement hedging €100 million of our Euro Notes matured with our Euro Notes on June 6, 2005.
               Contracts hedging the Swiss franc bond and the Euro Notes are designated as cash flow hedges. Contracts hedging short-term trade receivables and payables normally have no hedging designation.
               The following table presents foreign currency contract information at June 30:

(In millions)	2005	2004
Fair value — asset (liability)	$44	$78
Pro forma change in fair value	(20)	(20)
Contract maturities	7/05-10/19	7/04-7/19
We were not a party to any foreign currency option contracts at June 30, 2005 or 2004.
               The pro forma change in fair value assumes a 10% change in foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
               Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2005	2004
Fair value – asset (liability):
Swiss franc swap-current	$43	$(1)
Swiss franc swap-long term	—	46
Euro swaps-current	—	30
Euro swaps-long term	—	—
Other-current asset	5	6
Other-current liability	(4)	(3)

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Item 4 of Part I of this Quarterly Report on Form 10-Q as of June 30, 2005, we have two material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	we have experienced significant losses in 2001, 2002 and 2003. Although we recorded net income in 2004 and the first six months of 2005, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	a decline in the value of the securities held by our employee benefit plans or a decline in interest rates would increase our pension expense and the underfunded levels of our plans. Termination by the Pension Benefit Guaranty Corporation of any of our U.S. pension plans would further increase our pension expense and could result in additional liens on material amounts of our assets;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if healthcare costs continue to escalate, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations could prevent repatriation of future earnings to our parent company in the United States;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we may be impacted by economic disruptions associated with global events including war, acts of terror and civil obstructions;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Material Weaknesses Identified in Management’s Report on Internal Control over Financial Reporting
Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our senior management to provide an annual report on internal control over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over our financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal control over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (iv) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management formed an internal control steering committee, engaged outside consultants and adopted a detailed program to assess the adequacy of internal control over financial reporting, create or supplement documentation of controls over financial reporting, remediate control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
               Management’s report on internal control over financial reporting as of December 31, 2004, was included in our 2004 Form 10-K. In the report, management concluded that there were two material weaknesses in our internal control over financial reporting. The management report described these two material weaknesses as follows:
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
               These material weaknesses continued to exist as of June 30, 2005. In our Form 10-Q for the quarter ended March 31, 2005, we cited remedial actions taken in 2005 to address these material weaknesses.
               Management continues to monitor the effectiveness of the remedial measures implemented in order to determine whether the account reconciliation and segregation of duties material weaknesses can be considered to be remediated. One factor that may affect management’s assessment of the effectiveness of our internal control over financial reporting is the level of our net income or loss in future periods. In general, the lower a company’s net income, the greater likelihood that a control deficiency would result in a material misstatement of the annual or interim financial statements.
Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of June 30, 2005, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we continued to have material weaknesses in our internal control over financial reporting as of such date. Through the date of the filing of this Form 10-Q, we have employed remedial measures to address the deficiencies in our disclosure controls that existed on June 30, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.
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
               Sixty-two sites initially opted-out of the amended settlement. Currently, after taking into account sites that have opted back in, as well as the preliminary settlement Davis et al. v. Goodyear (Case No. 99CV594, District Court, Eagle County, Colorado), approximately 41 sites remain opted-out of the settlement. In Davis, a case involving approximately 14 homesites, a preliminary settlement was reached with the property owners in July 2005. There are currently two Entran II actions filed against us, Cross Mountain Ranch, LP v. Goodyear (Case No. 04CV105, District Court, Routt County, Colorado), a case involving one site that is currently scheduled for trial in August 2005 and Bloom et al. v. Goodyear (Case No. 05-CV-1317, United States District Court for the District of Colorado), a case involving 9 sites filed in July 2005. We also expect that a portion of the remaining opt-outs may file actions against us in the future. Although liability resulting from the opt-outs described above will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
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
Asbestos Litigation
As reported in the Form 10-Q for the quarter ended March 31, 2005, we are one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 129,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2005, approximately 1,200 new claims were filed against us and approximately 1,200 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2005 were $5 million and $13 million, respectively. At June 30, 2005, there were approximately 129,100 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 7 for a discussion of the second quarter insurance settlement and additional information on Asbestos Litigation.
               Reference is made to Item 3 of Part I of the 2004 Form 10-K and Item 1 of Part II of the Form 10-Q for the quarterly period ended March 31, 2005 for additional discussion of legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2005. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
4/1/05-4/30/05	—	—	—	—
5/1/05-5/31/05	21,269	13.69	—	—
6/1/05-6/30/05	10,046	14.23	—	—
Total	31,315	13.87	—	—

ITEM 6. EXHIBITS.
               See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY

(Registrant)

Date: August 4, 2005	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-126566).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003 and April 26, 2005 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-126566).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., as Documentation Agent, the CIT Group/Business Credit, Inc., as Documentation Agent, General Electric Capital Corporation, as Documentation Agent, GMAC Commercial Finance LLC, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(h)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(i)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(j)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(k)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(l)	Purchase Agreement, dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(m)	Indenture, dated as of June 23, 2005 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(n)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global Markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Calyon Securities (USA) Inc., Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(o)	Amendment No. 1 to the General Master Purchase Agreement dated May 23, 2005 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement).	4.1

(p)	Amendment No. 1 to the Master Subordinated Deposit Agreement dated May 23, 2005 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement).	4.2

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(q)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(r)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(s)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(t)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(w)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(x)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(y)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

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

10	Material Contracts

(a)	Performance Recognition Plan of The Company adopted effective January 1, 2003	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4