Form 10-Q
period 2005-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2005-10-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Yes☑	No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☑	No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Number of Shares of Common Stock,
Without Par Value, Outstanding at September 30, 2005: 176,403,442

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
S I G N A T U R E S
INDEX OF EXHIBITS
EX-10.1 Forms of Stock Option Grant Agreements
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-31.1 Certificate of CEO Pursuant to Section 302
EX-31.2 Certificate of CFO Pursuant to Section 302
EX-32.1 Certificate of CEO & CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$5,030	$4,700	$14,789	$13,521

Cost of Goods Sold	4,008	3,750	11,772	10,816
Selling, Administrative and General Expense	707	703	2,139	2,079
Rationalizations (Note 2)	9	29	(4)	63
Interest Expense	103	95	306	268
Other (Income) and Expense (Note 3)	(35)	38	(5)	117
Minority Interest in Net Income of Subsidiaries	25	18	79	43

Income before Income Taxes	213	67	502	135
United States and Foreign Taxes on Income	71	29	223	145

NET INCOME (LOSS)	$142	$38	$279	$(10)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
– BASIC	$0.81	$0.22	$1.59	$(0.06)

Average Shares Outstanding (Note 4)	176	175	176	175

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
– DILUTED	$0.70	$0.20	$1.39	$(0.06)

Average Shares Outstanding (Note 4)	209	207	209	175
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30,	December 31,
	2005	2004
Assets:
Current Assets:
Cash and Cash Equivalents	$1,662	$1,968
Restricted Cash (Note 1)	215	152
Accounts and Notes Receivable, less Allowance — $137 ($144 in 2004)	3,712	3,408
Inventories, net:
Raw Materials	617	586
Work in Process	143	140
Finished Products	2,134	2,059

	2,894	2,785

Prepaid Expenses and Other Current Assets	268	300

Total Current Assets	8,751	8,613
Other Assets	492	669
Goodwill	661	720
Other Intangible Assets	154	163
Deferred Income Tax	83	83
Deferred Pension Costs	919	830
Properties and Plants, less Accumulated Depreciation — $7,890 ($7,836 in 2004)	5,179	5,455

Total Assets	$16,239	$16,533

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,859	$1,970
Compensation and Benefits	1,084	1,029
Other Current Liabilities	575	741
United States and Foreign Taxes	331	271
Notes Payable (Note 5)	252	221
Long Term Debt and Capital Leases due within one year (Note 5)	252	1,010

Total Current Liabilities	4,353	5,242
Long Term Debt and Capital Leases (Note 5)	4,944	4,449
Compensation and Benefits	4,989	5,036
Deferred and Other Noncurrent Income Taxes	385	406
Other Long Term Liabilities	440	481
Minority Equity in Subsidiaries	832	846

Total Liabilities	15,943	16,460

Commitments and Contingent Liabilities (Note 7)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300 shares, Outstanding shares — 176 (176 in 2004) after deducting 19 treasury shares (20 in 2004)	176	176
Capital Surplus	1,397	1,392
Retained Earnings	1,349	1,070
Accumulated Other Comprehensive Income (Loss)	(2,626)	(2,565)

Total Shareholders’ Equity	296	73

Total Liabilities and Shareholders’ Equity	$16,239	$16,533

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income (Loss)	$142	$38	$279	$(10)

Other Comprehensive Income (Loss):

Foreign Currency Translation Income (Loss)	52	82	(151)	(22)
Less Reclassification Adjustment for Recognition of Foreign Currency Translation Loss in Net Income (Loss) Due to the Sale of a Subsidiary	49	—	49	—
Minimum Pension Liability	1	(4)	36	(2)
Deferred Derivative Gain (Loss)	(2)	3	(18)	2
Reclassification Adjustment for Amounts Recognized in Income (Loss)	1	(2)	15	6
Tax on Derivative Reclassification Adjustment	—	—	(1)	(4)
Unrealized Investment Gain	6	2	9	14

Comprehensive Income (Loss)	$249	$119	$218	$(16)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$279	$(10)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	478	461
Rationalizations (Note 2)	(14)	17
Net gain on the sale of assets (Note 3)	(40)	(4)
Fire loss deductible (recoveries) expense (Note 3)	(8)	12
Minority interest and equity earnings	78	36
Net cash flows from sale of accounts receivable	—	45
Pension contributions	(332)	(119)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(345)	(937)
Inventories	(212)	(56)
Accounts payable — trade	(43)	(36)
Prepaid expenses and other current assets	(5)	63
Compensation and benefits	437	364
Other current liabilities	(172)	(112)
Other long term liabilities	(28)	110
United States and foreign taxes	82	76
Other assets and liabilities	34	108

Total adjustments	(90)	28

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	189	18

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(370)	(278)
Acquisitions	—	(62)
Proceeds from asset dispositions	146	14
Other transactions	—	36

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(224)	(290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	166	163
Short term debt paid	(124)	(106)
Long term debt incurred	2,302	1,741
Long term debt paid	(2,441)	(1,313)
Debt issuance costs	(50)	(45)
Increase in restricted cash	(63)	(62)
Other transactions	(15)	(29)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(225)	349

Effect of exchange rate changes on cash and cash equivalents	(46)	(19)

Net Change in Cash and Cash Equivalents	(306)	58

Cash and Cash Equivalents at Beginning of the Period	1,968	1,546

Cash and Cash Equivalents at End of the Period	$1,662	$1,604

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Current Report on Form 8-K for the year ended December 31, 2004 filed on June 20, 2005.
     Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2005.
Consolidation of Variable Interest Entities
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”) – an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively, “FIN 46”), we consolidated two previously unconsolidated investments, effective January 1, 2004. South Pacific Tyres (SPT), a 50% owned manufacturer, marketer and exporter of tires in Australia and New Zealand, and Tire and Wheel Assembly (T&WA), a 40% owned wheel mounting operation in the United States, which ships to original equipment manufacturers, are consolidated in all periods presented in the accompanying consolidated financial statements.
Restricted Cash
Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. Refer to Note 7, Commitments and Contingent Liabilities, for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. The availability of these balances is restricted to the extent of the borrowings.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the pro forma effect from using the fair value method to measure compensation cost:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$142	$38	$279	$(10)

Add: Stock-based compensation expense included in net income (loss) (net of tax)	1	2	2	2

Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5)	(5)	(13)	(13)

Net income (loss) as adjusted	$138	$35	$268	$(21)

Net income (loss) per share:

Basic – as reported	$0.81	$0.22	$1.59	$(0.06)
– as adjusted	0.79	0.20	1.53	(0.12)

Diluted – as reported	$0.70	$0.20	$1.39	$(0.06)
– as adjusted	0.68	0.19	1.34	(0.12)
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
     In June 2005, the FASB staff issued FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and FIN 47 discussed above. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.
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
     The following table shows the reconciliation of our liability for rationalization actions between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2004	$41	$27	$68
First half charges	1	1	2
Incurred	(22)	(6)	(28)
Reversed	(9)	(6)	(15)

Balance at June 30, 2005	11	16	27
Third quarter charges	9	—	9
Incurred	(6)	(1)	(7)
Reversed	—	—	—

Balance at September 30, 2005	$14	$15	$29

2005 rationalization charges consisted of manufacturing and corporate support group associate reductions in North American Tire; manufacturing associate reductions and a sales function reorganization in European Union Tire, and sales, marketing, and research and development associate reductions in Engineered Products.
     During the third quarter of 2005, $9 million ($8 million after-tax or $0.04 per share) of new charges were recorded for the plans initiated in 2005 primarily for associate severance costs, including $1 million for non-cash pension special termination benefits. Approximately 265 associates will be released under programs initiated in 2005, of which approximately 175 were released by September 30, 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the first nine months of 2005, $4 million ($2 million after-tax or $0.01 per share) of net reversals of reserves were recorded, which included $15 million ($12 million after-tax or $.06 per share) of reversals for rationalization actions no longer needed for their originally-intended purposes. These reversals were partially offset by $11 million ($10 million after-tax or $0.05 per share) of new rationalization charges. The $15 million of reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $11 million of charges primarily represented associate-related costs and consist of $9 million for plans initiated in 2005 and $2 million for plans initiated in 2004.
     The accrual balance of $29 million at September 30, 2005 includes approximately $10 million related to long-term non-cancelable lease costs and approximately $19 million of other costs that are expected to be substantially utilized within the next twelve months.
     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. During the third quarter of 2005 and 2004, $1 million was recorded for accelerated depreciation charges as Cost of goods sold and $1 million was recorded in 2004 as Selling, administrative and general expense. For the first nine months of 2005 and 2004, accelerated depreciation charges of $2 million and $6 million, respectively, were recorded as Cost of goods sold. Accelerated depreciation charges of $2 million was recorded in the first nine months of 2004 as Selling, administrative and general expense.
     2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million ($52 million after-tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after-tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after-tax or $0.44 per share). Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 1,070 have been released to date (430 during the first nine months of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
     Additional restructuring charges of $3 million related to previously announced rationalization plans have not yet been recorded and are expected to be incurred and recorded during the next twelve months.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Financing fees and financial instruments	$10	$29	$99	$90
Environmental insurance recoveries	(9)	—	(29)	—
Interest income	(13)	(9)	(40)	(23)
General & product liability – discontinued products	—	8	4	25
Foreign currency exchange	8	10	19	14
Equity in earnings of affiliates	(3)	(2)	(8)	(6)
Gain on asset sales	(28)	(1)	(41)	(6)
Miscellaneous	—	3	(9)	23

	$(35)	$38	$(5)	$117

Financing fees and financial instruments in the nine months ended September 30, 2005 included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005. This includes approximately $30 million of previously unamortized fees related to replaced facilities and $17 million of costs related to the new facilities. In the three and nine month periods ended September 30, 2004, $4 million and $17 million, respectively, of deferred costs were written-off in connection with our refinancing activities during 2004. Additionally, during the third quarter of 2004 we incurred higher amortization of financing fees of approximately $12 million related to higher deferred fee levels and shorter amortization periods. Refer to Note 5, Financing Arrangements, for further information on the 2005 refinancing activities.
     General & product liability–discontinued products includes charges for claims against us related to asbestos personal injury claims, anticipated liabilities related to Entran II claims and settlements with certain insurance companies related to asbestos. During the three and nine months ended September 30, 2005, we recorded gains of $14 million ($14 million after-tax or $0.07 per share) and $61 million ($61 million after-tax or $0.29 per share), respectively, from settlements with certain insurance companies related to environmental and asbestos coverage (included in general and product liability – discontinued products and environmental insurance recoveries). A portion of the costs incurred by us related to these claims had been recorded in prior years. Refer to Note 7, Commitments and Contingent Liabilities, for further information.
     Interest income consisted primarily of amounts earned on cash deposits. The increase in 2005 was due primarily to higher levels of cash deposits in the United States.
     Gain on asset sales for the third quarter of 2005 included a gain of $25 million ($25 million after-tax or $0.12 per share) on the sale of the Wingtack adhesive resins business in the North American Tire Segment. Refer to Note 11, Asset Dispositions, for further information on the sale of Wingtack. Gain on asset sales for the third quarter of 2004 included a net gain of $2 million ($1 million after-tax or $0.01 per share) primarily on the sale of assets in the European Union Tire Segment.
     Gain on asset sales in the first nine months of 2005 included a gain of $25 million ($25 million after-tax or $0.12 per share) on the sale of the Wingtack adhesive resins business in the North American Tire Segment and net gains of $16 million ($15 million after-tax or $0.07 per share) on the sales of other assets primarily in the North American Tire Segment. Gain on asset sales in the first nine months of 2004 included a net gain of $6 million ($4 million after-tax or $0.02 per share) on the sale of assets in the North American Tire Segment, European Union Tire Segment and Engineered Products.
     Miscellaneous (income) expense included a gain $14 million ($7 million after-tax or $0.03 per share) during the first nine months of 2005, related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at this facility. Goodyear has reached final settlement with its insurance providers. Miscellaneous (income) expense in the first nine months of 2004 included $12 million ($12 million after-tax or $0.07 per share) of expense for insurance fire loss deductibles related to fires at company facilities in Germany, France and Thailand.

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
     There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding – diluted in the three and nine month periods ended September 30, 2005 and the three month period ended September 30, 2004, includes approximately 29 million contingently issuable shares. Average shares outstanding – diluted for the nine month period ended September 30, 2004 does not include the effects of the contingently issuable shares as inclusion would have been anti-dilutive due to a net loss for the period. Net income per share – diluted in the three month periods ended September 30, 2005 and 2004 and the nine month period ended September 30, 2005 also includes an earnings adjustment representing avoided after-tax interest expense of $4 million, $4 million and $12 million, respectively, resulting from the assumed conversion of the Notes.
     The Convertible Senior Notes became convertible on July 18, 2005 and remained convertible through September 30, 2005, however, no Notes were converted. The Notes became convertible again on October 18, 2005, at the option of the holder, and will remain convertible through December 31, 2005. If all outstanding notes were surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million. The notes could be convertible after December 31, 2005 if the sale price condition is met in any future fiscal quarter or if any of the other conditions for conversion set forth in the indenture governing the Notes are met.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Average shares outstanding – basic	176	175	176	175
4% Convertible Senior Notes due 2034	29	29	29	—
Stock Options and other dilutive securities	4	3	4	—

Average shares outstanding – diluted	209	207	209	175

For the three and nine month periods ended September 30, 2005, approximately 23 million equivalent shares related to stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of our common shares were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive. For the three and nine month periods ended September 30, 2004, approximately 22 million and 25 million, respectively, equivalent shares related to stock options, restricted stock and performance grants with exercise prices that were greater than the average market price of our common shares were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive. In addition, for the first nine months of 2004, 2 million equivalent shares of stock options, restricted stock and performance grants with exercise prices that were less than the average market price of our common shares were excluded from average shares outstanding – diluted as we were in a net loss position and, therefore, inclusion would have been anti-dilutive.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the computation of adjusted net income (loss) used in computing net income (loss) per share – diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted as of July 1, 2005 and January 1, 2005 for the three and nine months ended September 30, 2005 and July 2, 2004 for the three months ended September 30, 2004. Net income (loss) for the nine month period ended September 30, 2004 does not include the after-tax interest cost on the Notes due to a net loss for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net Income (Loss)	$142	$38	$279	$(10)
After-tax impact of 4% Convertible Senior Notes due 2034	4	4	12	—

Adjusted Net Income (Loss)	$146	$42	$291	$(10)

NOTE 5. FINANCING ARRANGEMENTS
At September 30, 2005, we had credit arrangements totaling $7,544 million, of which $1,672 million were unused.
Notes Payable, Long Term Debt due Within One Year and Short Term Financing Arrangements
At September 30, 2005, we had short term committed and uncommitted credit arrangements totaling $462 million, of which $135 million related to consolidated VIEs. Of these amounts, $210 million and $31 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents information about amounts due within one year at September 30, 2005 and December 31, 2004:

(In millions)	2005	2004
Notes payable:
International subsidiaries	$148	$130
Amounts related to consolidated VIEs	104	91

	$252	$221

Weighted-average interest rate	5.78%	6.74%

Long term debt due within one year:
6 3/8% Euro Notes due 2005	$—	$542
5 3/8% Swiss franc bonds due 2006	122	—
Amounts related to consolidated VIEs	57	24
European credit facilities	—	400
Other (including capital leases)	73	44

	$252	$1,010

Weighted-average interest rate	5.51%	6.78%

Total obligations due within one year	$504	$1,231

Amounts related to VIEs in Notes payable represent short term debt of SPT. Amounts related to VIEs in Long term debt due within one year represent amounts owed by T&WA and SPT.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Financing Arrangements
At September 30, 2005, we had long term credit arrangements totaling $7,082 million, of which $1,462 million were unused.
     The following table presents long term debt at September 30, 2005 and December 31, 2004:

		Interest		Interest
(In millions)	2005	Rate	2004	Rate
Notes:
6 3/8% Euro notes due 2005	$—	*	$542	*
5 3/8% Swiss franc bonds due 2006	122	*	139	*
6 5/8% due 2006	217	*	223	*
8 1/2% due 2007	300	*	300	*
6 3/8% due 2008	100	*	100	*
7 6/7% due 2011	650	*	650	*
Floating rate notes due 2011	200	12.06%	200	9.99%
11% due 2011	448	*	448	*
9% due 2015	400	*	—	—
7% due 2028	149	*	149	*
4% Convertible Senior Notes due 2034	350	*	350	*

Bank term loans:
$400 million senior secured term loan European facilities due 2005	—	*	400	6.33
$800 million senior secured asset-based term loan due 2006	—	*	800	6.14
$650 million senior secured asset-based term loan due 2006	—	*	650	7.03
$1.2 billion second lien term loan facility due 2010	1,200	6.32	—	—
$300 million third lien secured term loan due 2011	300	7.07	—	—
€155 million senior secured term loan European facility due 2010	187	4.49	—	—

Pan-European accounts receivable facility due 2009	331	3.84	225	5.16
Revolving credit facilities due 2010	—	—	—	—
Other domestic and international debt	103	5.84	129	6.15
Amounts related to consolidated VIEs	61	6.27	94	6.41

	5,118		5,399
Capital lease obligations	78		60

	5,196		5,459
Less portion due within one year	252		1,010

	$4,944		$4,449

*	Represents debt with fixed interest rate.
The Swiss franc bonds, Convertible Senior Notes and other Notes have an aggregate book value amount of $2,936 million at September 30, 2005 and are reported net of unamortized discounts totaling $3 million compared to $3,101 million and $4 million, respectively, at December 31, 2004. The principal and interest of the Swiss franc bonds due 2006 were hedged by currency swap agreements at September 30, 2005 and December 31, 2004.
$400 Million Senior Notes Offering
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9.00% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S under the Securities Act. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and to replace $190 million of the cash, that we used to pay the $516 million principal amount of our 6 3/8% Euro Notes due 2005 at maturity on June 6, 2005. In conjunction with the debt issuance, we paid fees of approximately $10 million, which are being amortized over the term of the notes.
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
     The following table presents information about long term fixed rate debt at September 30, 2005 and December 31, 2004:

(In millions)	2005	2004
Carrying amount	$2,874	$3,055
Fair value	2,984	3,215
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at September 30, 2005 and December 31, 2004 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at September 30, 2005 and December 31, 2004, respectively. The fair value of our variable rate debt approximated its carrying amount at September 30, 2005 and December 31, 2004.
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
     In conjunction with the refinancing, we paid fees of approximately $57 million. In addition, we paid approximately $20 million of termination fees associated with the replaced facilities. We recognized approximately $47 million of expense in the second quarter to write-off fees associated with the refinancing, including approximately $30 million of previously unamortized fees related to the replaced facilities. The remaining fees are being amortized over the term of the new facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The new facilities have customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2004.
$1.5 Billion First Lien Credit Facility
The new $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes, subject to certain exceptions:
•	first-priority security interests in certain U.S. and Canadian accounts receivable and inventory;

•	first-priority security interests in and mortgages on our U.S. corporate headquarters and certain of our U.S. manufacturing facilities;

•	first-priority security interests in the equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our foreign subsidiaries, excluding GDTE and its subsidiaries and certain other subsidiaries; and

•	first-priority security interests in substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
     The facility, which matures on April 30, 2010, contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit on accounts receivable transactions), and make investments and sell assets beyond specified limits. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. The facility limits the amount of dividends we may pay on our common stock in any fiscal year to $10 million. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (S&P) corporate credit rating improve to Ba2 or better and BB or better, respectively. The facility also limits the amount of capital expenditures we may make to $700 million in each year through 2010 (with increases for the proceeds of equity issuances). Any unused capital expenditures for a year may be carried over into succeeding years.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of September 30, 2005, there were $498 million of letters of credit issued under the deposit-funded facility. There were no borrowings under the facility at September 30, 2005.
$1.2 Billion Second Lien Term Loan Facility
At closing, we used the entire availability under this facility to pay down and retire our prior credit facilities. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility contains covenants similar to those in the $1.5 billion first lien credit facility. However, the facility contains additional flexibility for the incurrence of indebtedness, making of investments and asset dispositions, the payment of dividends and the making of capital expenditures and does not contain the two financial covenants that are in the first lien credit facility. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. Loans under this facility bear interest at LIBOR plus 275 basis points. As of September 30, 2005, this facility was fully drawn.
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
     The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1.00 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points. As of September 30, 2005, there were $4 million of letters of credit issued under the European revolving credit facility, $187 million was drawn under the German term loan facilities and there were no borrowings under the German or European revolving credit facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$300 Million Third Lien Secured Term Loan Facility
At closing, we used the availability under this facility to pay down and retire our prior credit facilities and pay certain fees and expenses. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). The liens are pari-passu with the liens securing our $650 million secured notes due 2011. The facility contains covenants substantially identical to those contained in the $650 million secured notes due 2011, which limit our ability to incur additional indebtedness or liens, pay dividends, make distributions and stock repurchases, make investments and sell assets, among other limitations. Loans under this facility bear interest at LIBOR plus 350 basis points. As of September 30, 2005, this facility was fully drawn.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provided €165 million (approximately $225 million) of funding. The facility was subsequently expanded to €275 million (approximately $331 million) and is subject to customary annual renewal of back-up liquidity lines.
     The facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities. It is an event of default under the facility if:
•	the ratio of our Consolidated EBITDA to our Consolidated Interest Expense falls below 2.00 to 1.00;

•	the ratio of our Consolidated Secured Indebtedness (net of cash in excess of $400 million) to our Consolidated EBITDA is greater than 3.50 to 1.00; or

•	the ratio of GDTE’s third party indebtedness (net of cash held by GDTE and its Consolidated subsidiaries in excess of $100 million) to its consolidated EBITDA is greater than 2.75 to 1.00.
     The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of September 30, 2005, and December 31, 2004, the amount outstanding and fully-utilized under this program totaled $331 million and $225 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia have accounts receivable programs totaling $58 million and $63 million at September 30, 2005 and December 31, 2004, respectively. These amounts are included in Notes payable.
Debt Maturities
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to September 30, 2005 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending September 30,
(In millions)	2006	2007	2008	2009	2010
Domestic	$133	$522	$105	$5	$1,206
International	119	4	4	7	523

	$252	$526	$109	$12	$1,729

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings plan benefits and substantially all domestic employees and employees at certain international subsidiaries with health care and life insurance benefits upon retirement.
     Pension cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost – benefits earned during the period	$24	$22	$73	$67
Interest cost on projected benefit obligation	104	104	317	315
Expected return on plan assets	(93)	(87)	(281)	(259)
Amortization of unrecognized: – prior service cost	16	19	50	57
– net losses	36	29	108	90
– transition amount	1	—	1	—

Net periodic pension cost	88	87	268	270
Curtailments / settlements	—	9	1	10
Special termination benefits	1	4	1	4

Total pension cost	$89	$100	$270	$284

We currently expect to contribute approximately $490 million to our major funded domestic and international pension plans in 2005. For the three and nine months ended September 30, 2005, we contributed $176 million and $272 million, respectively, to our domestic plans and $18 and $60 million, respectively, to our international plans.
     Substantially all employees in the U.S. and employees of certain international locations are eligible to participate in a savings plan. Effective January 1, 2005, all newly-hired salaried employees in the U.S. are eligible for a Company-funded contribution into the Salaried Savings Plan, as they are not eligible to participate in our defined benefit pension plan. The expenses recognized for Company contributions for these savings plans for the three months ended September 30, 2005 and 2004 were $4 million and $5 million, respectively, and $14 million and $13 million for the nine months ended September 30, 2005 and 2004, respectively.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005 final regulations under the Act were issued. Based on the clarifications provided in the final regulations, net periodic postretirement cost is expected to be lower by approximately $63 million in 2005, of which $17 million and $46 million was recorded in the three and nine months ended September 30, 2005, respectively. The change is estimated to increase pre-tax earnings by approximately $53 million in 2005, of which $17 million and $35 million was recorded in the three and nine months ended September 30, 2005, respectively. The difference between the effect on net periodic postretirement costs and pre-tax earnings represents the portion of net periodic postretirement cost that is carried as inventory at the respective dates. The accumulated postretirement benefit obligation was reduced by $529 million. The reduction is being amortized as a reduction of expense over the average remaining service life of active employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Postretirement benefit cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost – benefits earned during the period	$5	$6	$17	$19
Interest cost on projected benefit obligation	36	47	116	145
Amortization of unrecognized: — prior service cost	11	11	33	35
— net losses	1	9	11	27

Net periodic postretirement cost	53	73	177	226
Curtailments / settlements	—	13	—	13

Total postretirement cost	$53	$86	$177	$239

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2005, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,160 million, and off-balance-sheet financial guarantees written and other commitments totaling $9 million.
Environmental Matters
We have recorded liabilities totaling $42 million and $40 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at September 30, 2005 and December 31, 2004, respectively. Of these amounts, $10 million and $9 million was included in Other current liabilities at September 30, 2005 and December 31, 2004, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities that will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. See “Asbestos” below for information regarding insurance settlements completed during the second and third quarters of 2005 related to both asbestos and environmental matters.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $258 million and $231 million for anticipated costs related to workers’ compensation at September 30, 2005 and December 31, 2004, respectively. Of these amounts, $99 million was included in Current Liabilities as part of Compensation and benefits at September 30, 2005 and December 31, 2004. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $509 million and $549 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us at September 30, 2005 and December 31, 2004, respectively. Of these amounts, $253 million and $266 million were included in Other current liabilities at September 30, 2005 and December 31, 2004, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, current trends. We have recorded insurance receivables for potential product liability and other tort claims of $60 million at September 30, 2005 and $117 million at December 31, 2004. Of these amounts, $10 million and $14 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2005 and December 31, 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 33,300 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $233 million through September 30, 2005 and $226 million through December 31, 2004.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2005	2004	2003
Pending claims, beginning of period	127,300	118,000	99,700
New claims filed	5,200	12,700	26,700
Claims settled/dismissed	(6,700)	(3,400)	(8,400)

Pending claims, end of period	125,800	127,300	118,000

Payments (1)	$18	$30	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $109 million at September 30, 2005 and $119 million at December 31, 2004. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $30 million at September 30, 2005 and $38 million at December 31, 2004. At September 30, 2005, our liability with respect to asserted claims and related defense costs was $79 million, compared to $81 million at December 31, 2004.
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
     Based upon a model employed by the valuation firm, as of September 30, 2005, (i) we had recorded a receivable related to asbestos claims of $56 million, compared to $108 million at December 31, 2004, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of this amount, $10 million and $9 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2005 and December 31, 2004, respectively. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. During the second quarter of 2005, as a result of a recent court determination, we further refined our method of allocating losses to excess coverage policies, resulting in a reduction in available insurance coverage over the period covered by the estimated liability. The recorded receivable also declined during the second and third quarters due to settlements with certain excess insurance carriers, as discussed below.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     We believe that, at September 30, 2005, we had at least $176 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $56 million insurance receivable recorded at September 30, 2005. We also had approximately $21 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs, available with our primary insurance carriers through coverage-in-place agreements at September 30, 2005.
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
     Under the agreement, Equitas paid $22 million to us and placed $39 million into a trust. The trust funds may be used to reimburse us for a portion of costs we incur in the future to resolve certain asbestos claims. Our ability to use any of the trust funds is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, then the trust would repay Equitas any amount it is required to pay with respect to our asbestos liabilities as a result of such legislation up to the amount remaining in the trust at that time. If such legislation is not enacted by that date, any funds remaining in the trust will be disbursed to us to enable us to meet future asbestos-related liabilities or for other purposes.
     We also reached an agreement effective July 27, 2005, to settle our claims for insurance coverage for asbestos and pollution related liabilities with respect to insurance policies issued by certain other non-Equitas excess insurance carriers which participated in policies issued in the London Market. The settlement agreement generally provides for the payment of $25 million to us in exchange for the release by us of past, present and future claims under those policies and the cancellation of those policies; and agreement by us to indemnify the underwriters from claims asserted under those policies. In conjunction with the settlement we recorded a gain of $14 million during the third quarter.
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
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $267 million at September 30, 2005 and $307 million at December 31, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On October 19, 2004, the amended settlement received court approval. As a result, we have made, or will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $170 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.
     Forty-one sites remain opted-out of the amended settlement. Two actions involving approximately 10 of these sites are currently pending against us, and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
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
Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $74 million, which expire at various times through 2009. The maximum potential amount of payments totaled $74 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of September 30, 2005, the carrying amount of the secured assets of these certain subsidiaries was $208 million, consisting primarily of accounts receivable, inventory and fixed assets. We guarantee an industrial revenue bond obligation of T&WA in the amount of $5 million. The guarantee is unsecured.
Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At September 30, 2005, we had affiliate and customer guarantees outstanding under

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which the maximum potential amount of payments totaled $2 million and $6 million, respectively. The affiliate and customer guarantees expire at various times through 2005 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.
Indemnifications
At September 30, 2005, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Sales:
North American Tire	$2,370	$2,257	$6,804	$6,366
European Union Tire	1,131	1,085	3,507	3,256
Eastern Europe, Middle East and Africa Tire	394	344	1,076	928
Latin American Tire	372	316	1,101	910
Asia/Pacific Tire	356	319	1,065	970

Total Tires	4,623	4,321	13,553	12,430
Engineered Products	407	379	1,236	1,091

Net Sales	5,030	4,700	14,789	13,521

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Segment Operating Income:
North American Tire	$58	$27	$124	$44
European Union Tire	80	68	272	195
Eastern Europe, Middle East and Africa Tire	64	60	160	148
Latin American Tire	77	64	241	187
Asia/Pacific Tire	24	19	63	44

Total Tires	303	238	860	618
Engineered Products	27	34	78	89

Total Segment Operating Income	330	272	938	707
Rationalizations and asset sales	19	(28)	45	(57)
Interest expense	(103)	(95)	(306)	(268)
Foreign currency exchange	(8)	(10)	(19)	(14)
Minority interest in net income of subsidiaries	(25)	(18)	(79)	(43)
Financing fees and financial instruments	(10)	(29)	(99)	(90)
General and product liability — discontinued products	—	(8)	(4)	(25)
Recovery (expense) for fire loss deductibles	—	—	14	(12)
Professional fees associated with the restatement	—	(3)	(2)	(27)
Environmental insurance recoveries	9	—	29	—
Other	1	(14)	(15)	(36)

Income before Income Taxes	$213	$67	$502	$135

Rationalizations and portions of items reported as Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Rationalizations:
North American Tire	$3	$4	$(6)	$10
European Union Tire	3	1	1	26
Latin American Tire	—	—	—	2
Asia/Pacific Tire	—	—	(2)	—
Engineered Products	3	23	3	23
Corporate	—	1	—	2

Total Rationalizations	$9	$29	$(4)	$63

Other (Income) and Expense(1):
North American Tire	$(28)	$—	$(36)	$(2)
European Union Tire	—	(1)	(4)	(3)
Eastern Europe, Middle East and Africa Tire	—	—	1	—
Engineered Products	—	—	—	(1)
Corporate	(12)	31	23	115

Total Other (Income) and Expense	$(40)	$30	$(16)	$109

(1)	Excludes equity in (earnings) losses of affiliates and foreign currency exchange.
For the nine months ended September 30, 2005, we recorded approximately $8 million in net after-tax expense relating to prior periods. These out-of-period adjustments increased Net sales by $9 million, Cost of goods sold by $15 million, Other income by $2 million, Selling, administrative and general expenses and Minority interest, each by $1 million, and taxes by approximately $2 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The out-of-period adjustments identified in 2005 include net after tax charges of $6 million to write-off negative equity of a minority partner’s interest in a consolidated affiliate, recognized in North American Tire, $6 million to write-down the carrying value of certain fixed assets in the Latin American Tire Segment, $3 million related to the elimination of intercompany profit in inventory, primarily in the European Union Tire Segment and Corporate, and $2 million related to the application of a tax law change in the European Union Tire Segment. These charges were partially offset by after-tax, out-of-period income of $6 million primarily due to the overaccrual of dealer incentives and $2 million related to the accounting for the minority interest portion of losses incurred under an indemnification agreement with our minority partner in the GDTE subsidiary of our European Union Tire Segment, and $1 million of net other, insignificant out-of-period items.
NOTE 9. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of Senior Secured Notes issued in March 2004 and the $400 million aggregate principal amount of 9.00% Senior Notes due 2015 issued on June 23, 2005. The following presents the condensed consolidating financial information separately for:
(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the $650 million of Senior Secured Notes issued on March 12, 2004 ($450 million of 11% Senior Secured Notes due 2011 and $200 million Senior Secured Floating Rate Notes due 2011) and the Indenture related to Goodyear’s obligation under the $400 million aggregate principal amount of 9.00% Senior Notes due 2015 issued on June 23, 2005 (the “Notes”);

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions and (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet

	September 30, 2005
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$832	$22	$808	$—	$1,662
Restricted Cash	200	—	15	—	215
Accounts and Notes Receivable	1,277	279	2,156	—	3,712
Accounts and Notes Receivables from Affiliates	—	604	—	(604)	—
Inventories	1,255	288	1,404	(53)	2,894
Prepaid Expenses and Other Current Assets	70	14	176	8	268

Total Current Assets	3,634	1,207	4,559	(649)	8,751

Other Assets	303	22	167	—	492
Goodwill	—	32	430	199	661
Other Intangible Assets	100	37	53	(36)	154
Deferred Income Tax	—	14	69	—	83
Deferred Pension Costs	549	190	180	—	919
Investments in Subsidiaries	4,135	434	3,228	(7,797)	—
Properties and Plants	2,023	304	2,828	24	5,179

Total Assets	$10,744	$2,240	$11,514	$(8,259)	$16,239

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$568	$72	$1,219	$—	$1,859
Accounts Payable to Affiliates	452	—	152	(604)	—
Compensation and Benefits	725	50	309	—	1,084
Other Current Liabilities	417	13	145	—	575
United States and Foreign Taxes	65	39	227	—	331
Notes Payable	—	—	252	—	252
Long Term Debt and Capital Leases due within one year	124	—	128	—	252

Total Current Liabilities	2,351	174	2,432	(604)	4,353

Long Term Debt and Capital Leases	4,335	1	608	—	4,944
Compensation and Benefits	3,348	329	1,312	—	4,989
Deferred and Other Noncurrent Income Taxes	68	(2)	312	7	385
Other Long Term Liabilities	346	14	80	—	440
Minority Equity in Subsidiaries	—	—	643	189	832

Total Liabilities	10,448	516	5,387	(408)	15,943

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	176	667	4,280	(4,947)	176
Capital Surplus	1,397	5	869	(874)	1,397
Retained Earnings	1,349	1,369	2,255	(3,624)	1,349
Accumulated Other Comprehensive Income (Loss)	(2,626)	(317)	(1,277)	1,594	(2,626)

Total Shareholders’ Equity (Deficit)	296	1,724	6,127	(7,851)	296

Total Liabilities and Shareholders’ Equity (Deficit)	$10,744	$2,240	$11,514	$(8,259)	$16,239

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Balance Sheet

	December 31, 2004
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,004	$50	$914	$—	$1,968
Restricted Cash	137	—	15	—	152
Accounts and Notes Receivable	1,209	203	1,996	—	3,408
Accounts and Notes Receivable from Affiliates	—	612	—	(612)	—
Inventories	1,162	250	1,426	(53)	2,785
Prepaid Expenses and Other Current Assets	90	13	187	10	300

Total Current Assets	3,602	1,128	4,538	(655)	8,613

Other Assets	467	21	181	—	669
Goodwill	—	35	470	215	720
Other Intangible Assets	101	41	61	(40)	163
Deferred Income Tax	—	14	69	—	83
Deferred Pension Costs	432	179	219	—	830
Investments in Subsidiaries	3,970	432	3,075	(7,477)	—
Properties and Plants	2,089	332	3,011	23	5,455

Total Assets	$10,661	$2,182	$11,624	$(7,934)	$16,533

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$529	$62	$1,379	$—	$1,970
Accounts Payable to Affiliates	528	—	84	(612)	—
Compensation and Benefits	648	46	335	—	1,029
Other Current Liabilities	428	17	296	—	741
United States and Foreign Taxes	63	32	176	—	271
Notes Payable	—	—	221	—	221
Long Term Debt and Capital Leases due within one year	563	—	447	—	1,010

Total Current Liabilities	2,759	157	2,938	(612)	5,242

Long Term Debt and Capital Leases	4,010	2	437	—	4,449
Compensation and Benefits	3,336	312	1,388	—	5,036
Deferred and Other Noncurrent Income Taxes	92	7	327	(20)	406
Other Long Term Liabilities	391	9	81	—	481
Minority Equity in Subsidiaries	—	—	632	214	846

Total Liabilities	10,588	487	5,803	(418)	16,460

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	176	669	4,191	(4,860)	176
Capital Surplus	1,392	12	866	(878)	1,392
Retained Earnings	1,070	1,291	2,082	(3,373)	1,070
Accumulated Other Comprehensive Income (Loss)	(2,565)	(277)	(1,318)	1,595	(2,565)

Total Shareholders’ Equity (Deficit)	73	1,695	5,821	(7,516)	73

Total Liabilities and Shareholders’ Equity (Deficit)	$10,661	$2,182	$11,624	$(7,934)	$16,533

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Income (Loss)

	Three Months Ended September 30, 2005
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,405	$589	$4,240	$(2,204)	$5,030

Cost of Goods Sold	2,138	506	3,620	(2,256)	4,008
Selling, Administrative and General Expense	285	49	375	(2)	707
Rationalizations	4	1	4	—	9
Interest Expense	93	9	43	(42)	103
Other (Income) and Expense	(79)	—	(36)	80	(35)
Minority Interest in Net Income of Subsidiaries	—	—	25	—	25

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(36)	24	209	16	213
United States and Foreign Taxes on Income (Loss)	—	3	67	1	71
Equity in (Earnings) Loss of Subsidiaries	(178)	(10)	—	188	—

NET INCOME (LOSS)	$142	$31	$142	$(173)	$142

	Three Months Ended September 30, 2004
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,267	$556	$3,684	$(1,807)	$4,700

Cost of Goods Sold	1,991	483	3,091	(1,815)	3,750
Selling, Administrative and General Expense	303	50	356	(6)	703
Rationalizations	35	(7)	1	—	29
Interest Expense	80	9	66	(60)	95
Other (Income) and Expense	3	(5)	(32)	72	38
Minority Interest in Net Income of Subsidiaries	—	—	20	(2)	18

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(145)	26	182	4	67
United States and Foreign Taxes on Income (Loss)	(72)	9	63	29	29
Equity in (Earnings) Loss of Subsidiaries	(111)	(9)	(11)	131	—

NET INCOME (LOSS)	$38	$26	$130	$(156)	$38

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Income (Loss)

	Nine Months Ended September 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$7,067	$1,675	$12,795	$(6,748)	$14,789

Cost of Goods Sold	6,273	1,460	10,901	(6,862)	11,772
Selling, Administrative and General Expense	856	143	1,147	(7)	2,139
Rationalizations	—	1	(5)	—	(4)
Interest Expense	269	27	143	(133)	306
Other (Income) and Expense	(148)	(2)	(110)	255	(5)
Minority Interest in Net Income of Subsidiaries	—	—	79	—	79

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(183)	46	640	(1)	502
United States and Foreign Taxes on Income (Loss)	(9)	15	217	—	223
Equity in (Earnings) Loss of Subsidiaries	(453)	(34)	—	487	—

NET INCOME (LOSS)	$279	$65	$423	$(488)	$279

	Nine Months Ended September 30, 2004
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$6,503	$1,567	$10,895	$(5,444)	$13,521

Cost of Goods Sold	5,782	1,355	9,167	(5,488)	10,816
Selling, Administrative and General Expense	864	136	1,095	(16)	2,079
Rationalizations	41	(7)	29	—	63
Interest Expense	226	27	176	(161)	268
Other (Income) and Expense	(23)	(4)	(56)	200	117
Minority Interest in Net Income of Subsidiaries	—	—	43	—	43

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(387)	60	441	21	135
United States and Foreign Taxes on Income (Loss)	(89)	15	185	34	145
Equity in (Earnings) Loss of Subsidiaries	(288)	(20)	—	308	—

NET INCOME (LOSS)	$(10)	$65	$256	$(321)	$(10)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$12	$(24)	$423	$(222)	$189

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(135)	(9)	(221)	(5)	(370)
Acquisitions	—	—	(7)	7	—
Asset sales	140	2	11	(7)	146
Other transactions	2	—	(109)	107	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	7	(7)	(326)	102	(224)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	—	4	162	—	166
Short term debt paid	(4)	—	(120)	—	(124)
Long term debt incurred	1,921	—	381	—	2,302
Long term debt paid	(2,000)	(1)	(440)	—	(2,441)
Debt issuance costs	(50)	—	—	—	(50)
Increase in restricted cash	(63)	—	—	—	(63)
Other transactions	5	—	(140)	120	(15)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(191)	3	(157)	120	(225)

Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)

Net Change in Cash and Cash Equivalents	(172)	(28)	(106)	—	(306)

Cash and Cash Equivalents at Beginning of the Period	1,004	50	914	—	1,968

Cash and Cash Equivalents at End of the Period	$832	$22	$808	$—	$1,662

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2004
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(154)	$(8)	$336	$(156)	$18

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(70)	(5)	(220)	17	(278)
Acquisitions	(51)	—	(96)	85	(62)
Asset sales	104	1	9	(100)	14
Other transactions	33	2	34	(33)	36

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	16	(2)	(273)	(31)	(290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	41	—	122	—	163
Short term debt paid	—	—	(106)	—	(106)
Long term debt incurred	1,648	—	93	—	1,741
Long term debt paid	(1,255)	—	(58)	—	(1,313)
Debt issuance costs	(45)	—	—	—	(45)
Increase in restricted cash	(54)	—	(8)	—	(62)
Other transactions	—	—	(216)	187	(29)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	335	—	(173)	187	349

Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)

Net Change in Cash and Cash Equivalents	197	(10)	(129)	—	58

Cash and Cash Equivalents at Beginning of the Period	585	25	936	—	1,546

Cash and Cash Equivalents at End of the Period	$782	$15	$807	$—	$1,604

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
For the first nine months of 2005, we recorded tax expense of $223 million on income before income taxes and minority interest in net income of subsidiaries of $581 million. Included in this amount was a net tax charge of $2 million, which is primarily related to the settlement of prior years’ tax liabilities. For the first nine months of 2004, we recorded tax expense of $145 million on income before income taxes and minority interest in net income of subsidiaries of $178 million. Included in this amount was a net tax benefit of $50 million, which is primarily related to the settlement of prior years’ tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. As a result of the valuation allowance, deferred tax expense was not recorded on a significant portion of the results of our North American Tire Segment. Improvement in these results significantly contributed to the lower effective tax rate from 2004 to 2005.
NOTE 11. ASSET DISPOSITIONS
On August 9, 2005, we announced the completion of the sale of our natural rubber plantations in Indonesia at a purchase price of approximately $62 million, subject to post-closing adjustments. On September 1, 2005, we announced that we had completed the sale of our Wingtack adhesive resins business to Sartomer Company, Inc. We received approximately $55 million in cash proceeds and retained approximately $10 million in working capital in connection with the Wingtack sale. In addition, the sales agreement provides for a three-year earnout whereby we may receive additional consideration ($5 million per year, $15 million aggregate) for the sale based on future operating performance of the business. We are also awaiting the necessary approvals to complete the sale of assets of our North American farm tire business to Titan International for approximately $100 million. In connection with the transaction, we expect to record a loss of approximately $70 million on the sale, primarily related to pension and retiree medical costs. Also, on September 20, 2005, we announced that we are exploring the possible sale of our Engineered Products business. Engineered Products manufactures and markets engineered rubber products for industrial, military, consumer and transportation original equipment end-users.

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
     In the third quarter of 2005 we continued to make progress on our turnaround strategy. For the third quarter ended September 30, 2005, we recorded net income of $142 million compared to net income of $38 million in the comparable period of 2004. Improvements in operating income in all five of the tire segments contributed to the increase in net income. The improvement was driven by our strategy to focus on the higher value replacement market and being more selective in the OE market, strong performance of high performance and premium branded tires, our ability to recover higher raw material costs through pricing actions and the results of our cost reduction programs. To extend and enhance our turnaround strategy, we announced additional cost reduction initiatives we plan to implement over the next several years. The initiatives include reducing our high-cost manufacturing capacity by between 8 percent and 12 percent resulting in anticipated annual savings of between $100 million and $150 million. In connection with the reduction in manufacturing capacity, we anticipate incurring cash restructuring charges of approximately $150 million to $250 million over the next three years.
     We continued our transformation to a market-driven, consumer-focused company with the introduction in North America of the Fortera® featuring TripleTred TechnologyTM, a premium SUV tire incorporating the same technology we introduced with the successful launch of our Assurance® line of tires in 2004. In Europe, we introduced two new high performance winter tires, the Goodyear Ultra Grip 7 and Dunlop SP Winter Sport 3D, both of which have received highly favorable consumer reviews.
     Set forth below are our expectations for industry volume growth in consumer and commercial tires for 2005 and 2006 in both the OE and replacement segments in North America and the European Union. Also included is the actual growth in these segments through September 30, 2005:
     Industry Volume Estimates

		OE		Replacement
		Consumer	Commercial	Consumer	Commercial
North America	2006	(1%)	5%	2%	2%
	2005	(1)-0%	9-11%	2-2.5%	2.5-3%
	Year-to-date	(2)%	10%	3%	3%

European Union	2006	0-1%	1-2%	0-1%	1%
	2005	(2-3)%	6-7%	(1)-0%	(4-5)%
	Year-to-date	(3)%	11%	0%	(6)%
Given the industry estimates above, we expect slight industry volume improvement in the fourth quarter in the OE consumer segment in North America and a decrease in industry volume in the commercial OE segment in the European Union. Also, in the fourth quarter, industry replacement volumes are expected to be generally consistent with those experienced through the first nine months, although we expect a slight improvement in industry volumes for commercial replacement tires in the European Union.

     We also continued to make progress on our capital structure improvement plan in the third quarter with the completion of two asset dispositions. We completed the sale of our Indonesian natural rubber plantations at a sale price of approximately $62 million, subject to post-closing adjustments, and also completed the sale of our Wingtack adhesive resin business in which we received approximately $55 million in cash and retained about $10 million in working capital. We are also awaiting the necessary approvals to complete the sale of assets of our North American farm tire business to Titan International for approximately $100 million. In connection with the transaction, we expect to record a loss of approximately $70 million on the sale, primarily related to pension and retiree medical costs. We also announced that we are exploring the possible sale of our Engineered Products business. While our prior refinancing activities have improved our liquidity position, we continue to review potential divestitures of other non-core assets and other financing options, including the issuance of additional equity.
     While our operating results continued to improve through the first nine months, we continue to face several challenges, including rising raw material costs (for the full year 2005 raw material costs are expected to increase approximately 10% compared to 2004 and in 2006 are expected to increase approximately 8% to 10% compared to 2005), a high level of debt and significant legacy costs, including required domestic pension funding obligations in 2006 of as much as $750 million. Although our pension obligations are expected to peak in 2006, we anticipate being subject to significant required pension funding obligations in 2007 and beyond.
     On October 3, 2005, we announced that we had implemented temporary reductions in production at our North American Tire facilities due to disruptions in the supply of certain raw materials resulting from the impact of Hurricanes Katrina and Rita. As a result of the supplier shortages, North American Tire production was initially reduced by approximately 30%. However, tire production returned to pre-hurricane levels by mid-October. The continuing impact of the hurricanes may subject us to additional supply shortages of key raw materials that could result in intermittent production reductions at certain of our North American Tire facilities in the fourth quarter. The hurricanes had an adverse impact of approximately $10 million on our results of operations in the third quarter primarily reflecting the unabsorbed fixed costs related to the temporary closures of our chemical plants on the Texas Gulf Coast and production cuts at our North American Tire plants as well as the impairment of certain assets. We anticipate fourth quarter charges of approximately $20 million, primarily related to reductions in production in October at our chemical plants and certain North American Tire facilities. Despite the impact of the hurricanes, we anticipate year-over-year gains in operating performance during the fourth quarter of 2005, however, the rate of those gains is expected to be less than they were in the third quarter of 2005.
     We remain subject to a Securities and Exchange Commission investigation into the facts and circumstances surrounding the restatement of our historical financial statements. In connection with this investigation, we received a “Wells Notice” from the staff of the SEC in August 2005. The Wells Notice is described more fully in “Legal Proceedings” in Item I of Part II of this Form 10-Q. Because the investigation is currently ongoing, the outcome cannot be predicted at this time. Also as described in Item 4 of Part I of this Form 10-Q, we continue to have two material weaknesses in our internal control over financial reporting. We continue to implement remedial measures to address internal control matters.
     Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or from the original equipment industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market and we may not be able to continue improving our product mix. Our future results of operations are also dependent on our ability to (i) successfully implement cost reduction programs to address, among other things, higher wage and benefit costs, and (ii) where necessary, reduce excess manufacturing capacity. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the United States or Europe. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including natural disasters, war, acts of terror and civil obstructions.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2005 and 2004
Net sales in the third quarter of 2005 were $5,030 million, increasing $330 million, or 7.0% from $4,700 million in the 2004 third quarter. Net income of $142 million, or $0.70 per share, was recorded in the 2005 third quarter compared to net income of $38 million, or $0.20 per share, in the third quarter 2004.
     Net sales in the third quarter of 2005 in our tire segments were impacted by favorable price and product mix of approximately $182 million, higher volume of approximately $62 million and a positive impact from currency translation of approximately $58 million. Sales also increased approximately $28 million in the Engineered Products Division, mainly due to improvements in price and product mix of approximately $19 million and currency translation of $11 million.
     Worldwide tire unit sales in the third quarter of 2005 were 58.4 million units, an increase of 1.0 million units, or 1.8% compared to the 2004 period. This increase was driven by a 0.6 million, or 1.6% unit increase in the consumer replacement market and a 0.6 million unit, or 4.6% increase in the consumer OE market. The increase was offset by lower unit sales of 0.1 million units, or 1.7% in the commercial market and 0.1 million units, or 13% in other tire related businesses.
     Cost of goods sold (CGS) in the third quarter of 2005 was $4,008 million, an increase of $258 million, or 6.9% compared to the third quarter 2004, while decreasing as a percentage of sales to 79.7% from 79.8% in the 2004 comparable period. CGS for our tire segments in the third quarter of 2005 increased due to higher raw material costs of approximately $141 million and higher volume of approximately $49 million. Also contributing to the CGS increase was foreign currency translation of approximately $20 million and product mix related manufacturing cost increases of approximately $32 million. CGS also increased by $38 million in the Engineered Products Division, primarily related to higher conversion costs of $10 million, increased raw material costs of $7 million and foreign currency translation of $9 million. Partially offsetting these CGS increases was lower conversion costs of approximately $13 million in our tire segments, driven by lower OPEB costs and savings from rationalization programs.
     Selling, administrative and general expense (SAG) was $707 million in the third quarter of 2005, compared to $703 million in 2004, an increase of $4 million. The increase was driven primarily by higher wage and benefits expenses, which increased by $11 million in the quarter for our tire segments, foreign currency translation of $6 million and charges of $4 million related to the recent hurricanes. Partially offsetting these increases in SAG were lower product liability expenses of $11 million and cost savings of $3 million from rationalization programs. SAG as a percentage of sales was 14.1% in the third quarter 2005, compared to 14.9% in the third quarter of 2004.
     Interest expense increased by $8 million to $103 million in the third quarter of 2005 from $95 million in the third quarter of 2004 primarily as a result of higher average interest rates and interest penalties.
     Other (income) and expense was $35 million of income in the 2005 third quarter, an improvement of $73 million, compared to $38 million of expense in the 2004 third quarter. The increase was primarily related to a gain of $25 million on the sale of the Wingtack adhesive resins business in the North American Tire Segment and a gain of $14 million from an insurance settlement with certain insurance companies related to environmental and asbestos coverage. In addition, in the third quarter of 2005, we had $8 million of lower general & product liability expenses. Also in the three months ended September 30, 2004, there was an additional $12 million of higher financing fee expenses due to higher deferred fee levels and shorter amortization periods compared to the comparable period in 2005.
     For the third quarter of 2005, we recorded tax expense of $71 million on income before income taxes and minority interest in net income of subsidiaries of $238 million. Included in this amount was a net tax benefit of $3 million primarily related to the settlement of prior years’ tax liabilities. For the third quarter of 2004, we recorded tax expense of $29 million on income before income taxes and minority interest in net income of subsidiaries of $85 million. Included in this amount was a net tax benefit of $44 million primarily related to the settlement of prior years’ tax liabilities.

Rationalization Activity
2005 rationalization charges consisted of manufacturing and corporate support group associate reductions in North American Tire, manufacturing associate reductions and a sales function reorganization in European Union Tire, and sales, marketing, and research and development associate reductions in Engineered Products.
     During the third quarter of 2005, $9 million of new charges were recorded for the plans initiated in 2005 primarily for associate severance costs, including $1 million for non-cash pension special termination benefits. Approximately 265 associates will be released under programs initiated in 2005, of which approximately 175 were released by September 30, 2005.
     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. During the third quarter of 2005 and 2004, $1 million was recorded for accelerated depreciation charges as Cost of goods sold and $1 million was recorded in 2004 as Selling, administrative and general expense.
     Additional restructuring charges of $3 million related to previously announced rationalization plans have not yet been recorded and are expected to be incurred and recorded within the next twelve months. We estimate that SAG and CGS were reduced in the third quarter of 2005 by approximately $9 million as a result of the implementation of the 2004 and 2005 plans.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Nine Months Ended September 30, 2005 and 2004
Net sales in the first nine months of 2005 were $14,789 million, increasing $1,268 million, or 9.4% from $13,521 million in the comparable period of 2004. Net income for the first nine months of 2005 was $279 million, or $1.39 per share compared to a net loss of $10 million, or a loss of $0.06 per share in the first nine months of 2004.
     Net sales in the first nine months of 2005 for our tire segments were impacted by favorable price and product mix of approximately $574 million, foreign currency translation of approximately $283 million, and higher volume of approximately $149 million. Sales also increased approximately $145 million due to improvements in the Engineered Products Division, primarily related to increased volume, improved product mix and foreign currency translation.
     Worldwide tire unit sales in the first nine months of 2005 were 170.7 million units, an increase of 2.6 million units, or 1.5% compared to the 2004 period. This volume improvement in the first nine months of 2005 was driven by a 2.4 million, or 2.2% unit increase in the consumer replacement market and a 0.5 million, or 18.0% unit increase in the commercial OE market, partially offset by a 0.2 million, or 7.8% unit decrease in the other tire businesses.
     CGS was $11,772 million in the first nine months of 2005, an increase of $956 million, or 8.8% compared to the first nine months of 2004, while decreasing as a percentage of sales to 79.6% compared to 80.0% in the comparable period of 2004. The improvement in our gross margin rate through the first nine months of 2005 (20.4% in 2005 versus 20.0% in 2004) reflects our ability to offset increasing raw material costs through pricing, product mix improvements and cost reduction initiatives. CGS for our tire segments in the first nine months of 2005 increased due to higher raw material costs of approximately $371 million and product mix-related manufacturing cost increases of approximately $144 million. CGS also increased due to foreign currency translation of approximately $164 million and higher volume of approximately $120 million. CGS also increased by $154 million in the Engineered Products Division primarily related to higher volume, increased raw material costs, conversion costs and foreign currency translation.
     In the first nine months of 2005, SAG was $2,139 million, compared to $2,079 million in 2004, an increase of $60 million or 2.9%. The increase in our tire segments was driven primarily by foreign currency translation, which added $35 million to SAG in the period. Wage and benefits expenses increased by nearly $30 million when compared to the comparable period in 2004. In addition, SAG increased by $16 million due to our acquisition of the remaining 50% interest of a Swedish retail subsidiary during the third quarter of 2004 and consolidation of their results beginning with the acquisition date. Partially offsetting these increases were lower professional fees associated with the restatement of $25 million. SAG as a percentage of sales was 14.5% in the first nine months of 2005, compared to 15.4% in the 2004 period.

     Interest expense increased by $38 million to $306 million in the first nine months of 2005 from $268 million in the first nine months of 2004 primarily as a result of higher average interest rates, debt levels and interest penalties.
     For the nine months ended September 30, 2005, Other (income) and expense was $5 million of income, compared to $117 million of expense in the 2004 period, an improvement of $122 million. The improvement was primarily related to gains on the sale of assets and insurance settlements. Results for the nine months ended September 30, 2005, included net gains on asset sales of $41 million, primarily due to the sale of the Wingtack adhesive resins business and other assets in the North American Tire Segment. Insurance settlement gains included $14 million related to the 2004 fire in Germany and $61 million for insurance settlements with certain insurance companies related to asbestos and environmental coverage.
     For the first nine months of 2005, we recorded tax expense of $223 million on income before income taxes and minority interest in net income of subsidiaries of $581 million. Included in this amount was a net tax charge of $2 million primarily related to the settlement of prior years’ tax liabilities. For the first nine months of 2004, we recorded tax expense of $145 million on income before income taxes and minority interest in net income of subsidiaries of $178 million. Included in this amount was a net tax benefit of $50 million primarily related to the settlement of prior years’ tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. As a result of the valuation allowance, deferred tax expense was not recorded on a significant portion of the results of our North American Tire Segment. Improvement in these results significantly contributed to the lower effective tax rate from 2004 to 2005.
Rationalization Activity
For the first nine months of 2005, $4 million of net reversals of reserves were recorded, which included $15 million of reversals for rationalization actions no longer needed for their originally-intended purposes. These reversals were partially offset by $11 million of new rationalization charges. The $15 million of reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $11 million of charges primarily represent associate-related costs and consist of $9 million for plans initiated in 2005 and $2 million for plans initiated in 2004.
     Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in the Engineered Products and European Union Tire Segments. For the first nine months of 2005 and 2004, accelerated depreciation charges of $2 million and $6 million, respectively, were recorded as Cost of goods sold. Accelerated depreciation charges of $2 million were recorded in the first nine months of 2004 as Selling, administrative and general expense.
     2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million. The net charges included reversals of $39 million related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million. Included in the $95 million of new charges were $77 million for plans initiated in 2004, as described above. Approximately 1,400 associates will be released under programs initiated in 2004, of which approximately 1,070 have been released to date (430 during the first nine months of 2005). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
     We estimate that SAG and CGS were reduced in the nine months ended September 30, 2005 by approximately $25 million as a result of the implementation of the 2004 and 2005 plans.

     For further information, refer to the Note 2, Costs Associated with Rationalization Programs.
SEGMENT INFORMATION
Segment information reflects the results of our strategic business units (SBUs), which are organized to meet customer requirements and global competition. The Tire businesses are segmented on a regional basis. Engineered Products is managed on a global basis.
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
     Total segment operating income was $330 million in the third quarter of 2005, increasing $58 million from $272 million in the third quarter of 2004. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2005 was 6.6% compared to 5.8% in the third quarter of 2004.
     In the first nine months of 2005, total segment operating income was $938 million, increasing $231 million, or 33% from $707 million in the 2004 period. Total segment operating margin in the first nine months of 2005 was 6.3% compared to 5.2% in the 2004 comparable period.
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
North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	26.6	26.6	—	—%	77.2	77.1	0.1	0.2%
Net Sales	$2,370	$2,257	$113	5.0%	$6,804	$6,366	$438	6.9%
Segment Operating Income	58	27	31	114.8%	124	44	80	181.8%
Segment Operating Margin	2.4%	1.2%			1.8%	0.7%
Three Months Ended September 30, 2005 and 2004
North American Tire unit sales in the 2005 third quarter remained flat from the prior year comparable quarter as the increase in consumer OE units of 0.1 or 1.9% was offset by a 0.1 unit or 15.5% decrease in the commercial OE market.
     Net sales increased 5.0% in the third quarter of 2005 from the comparable 2004 period due primarily to favorable price and product mix of approximately $98 million, driven by price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value replacement market and being more selective in the OE market. Also positively impacting sales in the period were translation of approximately $7 million and approximately $7 million from growth in other tire related businesses.

     Operating income increased $31 million, or 114.8% in the third quarter of 2005 from the comparable 2004 period. The improvement was driven by our tire business' improved price and product mix of approximately $83 million and lower conversion costs of approximately $13 million, due in part to lower OPEB costs. We also had an $11 million improvement in the operating income of our other tire related businesses. Overall, favorable SAG costs of $6 million primarily resulted from lower general and product liability claim costs. These favorable effects were partially offset by increased raw material costs of approximately $80 million in our tire business. Included in the 2005 results discussed above are $10 million of costs associated with the hurricanes.
     Operating income for the third quarter 2005 and 2004 did not include rationalization net charges of $3 million and $4 million, respectively. Operating income also did not include third quarter 2005 net gains on asset sales of $28 million.
Nine Months Ended September 30, 2005 and 2004
Unit sales in the first nine months of 2005 increased 0.1 million units or 0.2% from the 2004 period. Replacement unit volume increased 1.4 million units or 2.6%, while OE volume decreased 1.2 million units or 4.9%.
     Net sales increased 6.9% in the first nine months of 2005 from the 2004 period due primarily to favorable price and product mix of approximately $256 million due to price increases to offset rising raw material costs and improved mix from our strategy to focus on the higher value consumer replacement market and being more selective in the consumer OE market and improved volume of $16 million. Also positively impacting sales for the period was growth in other tire related businesses including the T&WA business of approximately $139 million and translation of $27 million.
     Operating income increased $80 million, or 181.8% in the first nine months of 2005 from the 2004 period. The improvement was driven by improved price and product mix of approximately $188 million, lower conversion costs of approximately $73 million, primarily related to the implementation of cost reduction initiatives resulting in productivity improvements, lower OPEB costs and rationalization activities, including the closure of the Huntsville plant, related to our tire business and by an approximate $42 million improvement in the earnings of our retail, external chemicals and other tire related businesses. The 2005 period was unfavorably impacted by increased raw material costs of approximately $210 million in our tire business and an increase in segment SAG costs of approximately $12 million, primarily related to higher compensation costs. Included in the 2005 results discussed above are $10 million of costs associated with the hurricanes.
     Operating income in the first nine months of 2005 did not include rationalization net reversals of $6 million and a net gain on asset sales of $36 million. Operating income in the first nine months of 2004 did not include rationalization net charges totaling $10 million and a gain on asset sales of $2 million.
     During the third quarter, in order to better reflect the actual operating performance of the businesses within our North American Tire Segment, we began to include raw material and manufacturing conversion variances directly related to our other tire businesses in their results for management reporting purposes. The change, which was applied to all periods presented, resulted in approximately $21 million of unfavorable variances previously included within tire business results being reclassified to other tire related business for the six month period ended June 30, 2005. The overall segment operating income was not effected by this change.
European Union Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	16.2	15.8	0.4	2.5%	48.1	47.5	0.6	1.3%
Net Sales	$1,131	$1,085	$46	4.2%	$3,507	$3,256	$251	7.7%
Segment Operating Income	80	68	12	17.6%	272	195	77	39.5%
Segment Operating Margin	7.1%	6.3%			7.8%	6.0%
Three Months Ended September 30, 2005 and 2004
European Union Tire segment unit sales in the 2005 third quarter increased 0.4 million units or 2.5% from the 2004 period. Replacement unit sales increased 0.4 million units or 3.9% while OE volume was essentially flat compared to the third quarter of 2004.
     Net sales in the third quarter of 2005 increased 4.2% compared to the third quarter of 2004 primarily due to price and product mix of approximately $51 million driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets. Also contributing to the sales increase was a volume increase of approximately $24 million, largely due to increases in the consumer replacement market. This improvement was partially offset by the lower sales in other tire related business of $16 million and unfavorable currency translation totaling approximately $11 million.
     For the third quarter of 2005, operating income increased $12 million, or 17.6% compared to 2004 due to improvements in price and product mix of approximately $40 million driven by price increases to offset higher raw material costs and a continued shift towards higher value high performance, ultra-high performance and commercial tires. Operating income was adversely affected by higher raw material costs of approximately $13 million, higher SAG expense of approximately $10 million primarily related to higher selling and advertising expenses, and $6 million in higher other tire related business expenses.
     Operating income for the third quarter of 2005 and 2004 did not include rationalization net charges totaling $3 million and $1 million, respectively. In 2004, operating income did not include a $1 million gain on the sale of assets.
Nine Months Ended September 30, 2005 and 2004
Unit sales in the first nine months 2005 increased 0.6 million units or 1.3% from the 2004 period. Replacement volume increased 0.9 million units or 2.5% while OE volume decreased 0.3 million units or 1.8%.
     Net sales in the first nine months of 2005 increased $251 million, or 7.7% compared to the first nine months of 2004 primarily due to price and product mix improvements of approximately $168 million driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets and the favorable effect of currency translation totaling approximately $76 million. Volume increases in the first nine months impacted sales by approximately $37 million largely due to increases in the consumer replacement and OE commercial market.
     For the first nine months of 2005, operating income increased by $77 million, or 39.5% compared to 2004 due primarily to improvements in price and product mix of approximately $117 million and increased volume of $9 million largely due to increases in the consumer replacement and commercial OE markets. Operating income was adversely affected by higher raw material costs of approximately $40 million in the first nine months of 2005 compared to 2004 and higher SAG expense of $11 million, due primarily to increased advertising costs.
     Operating income in the first nine months of 2005 did not include rationalization net charges of $1 million and a gain on asset sales of $4 million. Operating income in the first nine months of 2004 did not include rationalization net charges totaling $26 million and a gain on asset sales of $3 million.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	5.4	5.2	0.2	4.9%	14.9	14.4	0.5	3.8%
Net Sales	$394	$344	$50	14.5%	$1,076	$928	$148	15.9%
Segment Operating Income	64	60	4	6.7%	160	148	12	8.1%
Segment Operating Margin	16.2%	17.4%			14.9%	15.9%
Three Months Ended September 30, 2005 and 2004
Eastern Europe, Middle East and Africa Tire unit sales in the 2005 third quarter increased 0.2 million units or 4.9% from the comparable 2004 period primarily related to increased OE unit sales of 0.2 million units or 22.5% driven by growth in emerging markets.
     Net sales increased by $50 million, or 14.5% in the 2005 third quarter compared to 2004 mainly due to price and product mix of approximately $20 million, favorable currency translation of $11 million, increased volume of approximately $11 million, as well as increased retail sales of approximately $6 million.

     Operating income in the 2005 third quarter increased by $4 million, or 6.7% from the third quarter of 2004. Operating income for the 2005 period was favorably impacted by price and product mix of approximately $13 million, improved volume of approximately $5 million and foreign currency translation of approximately $3 million. Negatively impacting operating income in the 2005 period was higher raw material costs of approximately $8 million, higher conversion costs of approximately $4 million and higher SAG costs of $5 million.
Nine Months Ended September 30, 2005 and 2004
Unit sales in the first nine months of 2005 increased 0.5 million units or 3.8% from the 2004 period. Replacement volume increased 0.2 million units or 2.0% and OE volume increased 0.3 million units or 12.2%.
     For the first nine months of 2005, net sales increased $148 million, or 15.9%, compared to 2004 mainly due to the favorable impact of currency translation of approximately $53 million. Improved volume of approximately $24 million, price and product mix of approximately $51 million, and increased retail sales of approximately $17 million positively impacted sales in the period.
     Operating income in the first nine months of 2005 increased by $12 million, or 8.1% from the first nine months of 2004. Operating income for 2005 was favorably impacted by positive foreign currency translation of approximately $22 million, improved volume of approximately $11 million and price and product mix of approximately $40 million, due primarily to price increases across the region and growth in premium brands. Negatively impacting the 2005 period were higher raw material costs of approximately $24 million and lower inter-segment sales volumes, which reduced operating income by approximately $25 million. Also negatively impacting the period were increased SAG costs of approximately $9 million, primarily related to higher advertising and marketing expenses.
     Operating income in the first nine months of 2005 did not include a loss on asset sales of $1 million.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	5.0	4.9	0.1	2.3%	15.4	14.5	0.9	5.9%
Net Sales	$372	$316	$56	17.7%	$1,101	$910	$191	21.0%
Segment Operating Income	77	64	13	20.3%	241	187	54	28.9%
Segment Operating Margin	20.7%	20.3%			21.9%	20.5%
Three Months Ended September 30, 2005 and 2004
Latin American Tire unit sales in the 2005 third quarter increased 0.1 million units or 2.3% from the 2004 period primarily due to an increase in OE volume of 0.1 million units or 8.7%.
     Net sales in the 2005 third quarter increased $56 million, or 17.7% from the 2004 period. Net sales increased in 2005 due to favorable impact of currency translation, mainly in Brazil, of approximately $37 million, favorable price and product mix of approximately $14 million and increased volume of approximately $7 million.
     Operating income in the third quarter 2005 increased $13 million, or 20.3% from the comparable period in 2004. Operating income was favorably impacted by approximately $19 million related to improved pricing and product mix, as well as approximately $2 million due to increased volumes and approximately $24 million from the favorable impact of currency translation. Increased raw material costs of approximately $29 million and higher conversion costs of approximately $6 million, due primarily to higher compensation costs, negatively impacted operating income compared to the 2004 period.
     Nine Months Ended September 30, 2005 and 2004

Unit sales in the first nine months 2005 increased 0.9 million units or 5.9% from the 2004 period. OE volume increased 0.8 million units or 24.2% while replacement units increased 0.1 million units or 0.4%.
     For the first nine months of 2005 net sales increased $191 million, or 21.0% from the comparable 2004 period. Net sales increased in 2005 due to improvements in price and product mix of approximately $58 million, volume of approximately $49 million and the favorable impact of currency translation, mainly in Brazil, of approximately $89 million.
     Operating income in the first nine months of 2005 increased $54 million, or 28.9% from the comparable period in 2004. Operating income was favorably impacted by approximately $79 million related to improved pricing and product mix and the favorable impact of currency translation of approximately $50 million. Increased raw material costs of approximately $65 million and higher conversion costs of approximately $12 million, primarily due to higher compensation costs, negatively impacted operating income compared to the 2004 period.
     Operating income in the first nine months of 2004 did not include rationalization net charges of $2 million.
     Given Latin American Tire’s continued contribution to our operating income, significant fluctuations in their sales, operating income and operating margins, may have a disproportionate impact on our consolidated results of operations.
Asia / Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Tire Units	5.2	4.9	0.3	6.3%	15.1	14.6	0.5	2.9%
Net Sales	$356	$319	$37	11.6%	$1,065	$970	$95	9.8%
Segment Operating Income	24	19	5	26.3%	63	44	19	43.2%
Segment Operating Margin	6.7%	6.0%			5.9%	4.5%
Three Months Ended September 30, 2005 and 2004
Asia / Pacific Tire unit sales in the 2005 third quarter increased 0.3 million units or 6.3% from the 2004 period. OE volume increased 0.4 million units or 29.0% while replacement units decreased 0.1 million units, or 1.7%.
     Net sales in the 2005 quarter increased $37 million, or 11.6% compared to the 2004 period due to favorable currency translation of approximately $14 million, a volume increase of approximately $16 million and net favorable price and mix of approximately $3 million.
     Operating income in the third quarter of 2005 increased $5 million, or 26.3% compared to the 2004 period due to improved price and product mix of approximately $13 million and higher volume of approximately $4 million, offset in part by raw material cost increases of $11 million.
Nine Months Ended September 30, 2005 and 2004
Unit sales in the first nine months 2005 increased 0.5 million units or 2.9% from the 2004 period. Replacement volume decreased 0.3 million units or 2.9% while OE volume increased 0.8 million units or 19.3%.
     Net sales in the first nine months of 2005 increased $95 million, or 9.8% compared to the first nine months of 2004 due to favorable price and product mix of approximately $30 million, favorable currency translation of approximately $38 million and increased volume of approximately $23 million.
     Operating income in the first nine months of 2005 increased $19 million, or 43.2% compared to the 2004 period due to improved price and product mix of approximately $36 million, driven by price increases to offset raw material costs, and non-recurring FIN 46 related charges of approximately $7 million in 2004, offset in part by raw material cost increases of $32 million and higher SAG costs of $2 million. Also positively impacting income for the period were increased volume of approximately $5 million and favorable foreign currency translation of approximately $2 million.

     Operating income for the first nine months of 2005 did not include rationalization net reversals of $2 million.
Engineered Products

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2005	2004	Change	Change	2005	2004	Change	Change
Net Sales	$407	$379	$28	7.4%	$1,236	$1,091	$145	13.3%
Segment Operating Income	27	34	(7)	(20.6)%	78	89	(11)	(12.4)%
Segment Operating Margin	6.6%	9.0%			6.3%	8.2%
Three Months Ended September 30, 2005 and 2004
Engineered Products sales increased $28 million, or 7.4% in the third quarter of 2005 from 2004 levels due to improved price and product mix of approximately $19 million and the favorable effect of currency translation of approximately $11 million.
     Operating income decreased $7 million, or 20.6% in the third quarter of 2005 compared to the 2004 period due primarily to increased conversion costs of approximately $10 million, higher raw material costs of approximately $7 million, and higher SAG expense of approximately $3 million primarily due to higher bad debt expenses. Also negatively impacting earnings in the period were higher freight costs of $3 million. Operating income was favorably impacted by improved volume of approximately $3 million and improved price and product mix of approximately $15 million.
     Operating income did not include $3 million and $23 million of rationalization net charges for the three months ended September 30, 2005 and 2004, respectively.
Nine Months Ended September 30, 2005 and 2004
Sales increased $145 million, or 13.3% in the first nine months of 2005 from 2004 due to improved volume of approximately $83 million, mainly in the industrial and military channels, improved price and product mix of approximately $33 million and the favorable effect of currency translation of approximately $30 million.
     Operating income decreased $11 million, or 12.4% in the first nine months of 2005 compared to the 2004 period due primarily to increased conversion costs of approximately $22 million, higher raw material costs of approximately $21 million and higher SAG expense of approximately $13 million primarily due to higher compensation, consulting and bad debt expenses. Higher product liability expenses and freight costs aggregating $8 million also contributed to the decrease in operating income. Operating income was favorably impacted by improved volume of approximately $35 million and price and product mix of $16 million.
     Operating income did not include rationalization net charges of $3 million and $23 million for the nine months ended September 30, 2005 and 2004, respectively. Operating income for the first nine months of 2004 did not include a gain on the sale of assets of $1 million.
     On September 20, 2005 we announced that we are exploring the possible sale of our Engineered Products business.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, we had $1,662 million in cash and cash equivalents as well as $1,672 million of unused availability under our various credit agreements, compared to $1,968 million and $1,116 million, respectively, at December 31, 2004. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At September 30, 2005, cash balances totaling $215 million were subject to such restrictions, compared to $152 million at December 31, 2004. The increase was primarily due to a receipt of insurance settlements subject to restrictions, received in the second quarter of 2005.
OPERATING ACTIVITIES
Cash flow provided by operating activities was $189 million in the first nine months of 2005, an improvement of $171 million from the comparable prior year period. The improvement was primarily driven by net income of $279 million during the first nine months of 2005 compared to a net loss of $10 million in the first nine months of 2004, and a favorable net working capital change, partially offset by higher pension contributions of $213 million.
INVESTING ACTIVITIES
Cash flow used in investing activities of $224 million decreased by $66 million from the comparable period, primarily due to the receipt of higher sales proceeds from asset sales of $132 million in the first nine months of 2005. The higher sales proceeds primarily related to the sale of Wingtack and our natural rubber plantations. These proceeds were offset by higher capital expenditures of $92 million. 2005 capital expenditures of $370 million primarily represents spending for plant upgrades and expansions and new tire molds. We expect full year 2005 capital expenditures to be approximately $650 million.
FINANCING ACTIVITIES
Cash flows used in financing activities during the first nine months of 2005, was approximately $225 million compared to $349 million of cash generated in the comparable period of 2004. The change primarily reflects the repayment of net debt of $97 million in 2005 compared to $485 million of net debt issued in 2004.
Credit Sources
In aggregate, we had committed and uncommitted credit facilities of $7,544 million available at September 30, 2005, of which $1,672 million were unused, compared to $7,295 million available at December 31, 2004, of which $1,116 million were unused.
$400 Million Senior Notes Offering and Repayment of 6 3/8% Euro Notes due 2005
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9.00% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S of the Securities Act of 1933. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $516 million principal amount of our 6 3/8% Euro Notes due 2005 at maturity on June 6, 2005. In conjunction with the debt issuance, we paid fees of approximately $10 million, which will be amortized over the term of the notes.
     The Indenture governing the senior notes limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the senior notes are assigned an investment grade rating by Moody's and S&P and no default has occurred or is continuing, certain covenants will be suspended.
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
     With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of September 30, 2005, there were $498 million of letters of credit issued under the deposit-funded facility. There were no borrowings under the facility at September 30, 2005.

$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. As of September 30, 2005 this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of September 30, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of September 30, 2005, there were $4 million of letters of credit issued under the European revolving credit facility, $187 million was drawn under the German term loan facilities and there were no borrowings under the German or European revolving credit facilities.
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
     Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure under our debt covenants. It should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in our credit facilities could have a material adverse effect on our liquidity and operations. Accordingly, we believe that the presentation of Consolidated EBITDA will provide investors with information needed to assess our ability to continue to comply with these covenants.

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and nine month periods ended September 30, 2005 and 2004. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net Income (Loss)	$142	$38	$279	$(10)
Interest Expense	103	95	306	268
Income Tax	71	29	223	145
Depreciation and Amortization Expense	171	151	478	461

EBITDA	487	313	1,286	864

Credit Agreement Adjustments:
Other (Income) and Expense	(35)	35	(5)	109
Minority Interest in Net Income (Loss) of Subsidiaries	25	18	79	43
Consolidated Interest Expense Adjustment	1	3	3	8
Rationalizations	9	29	(4)	63

Consolidated EBITDA	$487	$398	$1,359	$1,087

Other Foreign Credit Facilities
At September 30, 2005, we had short-term committed and uncommitted bank credit arrangements totaling $462 million, of which $210 million were unused, compared to $339 million and $182 million at December 31, 2004. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility initially provided €165 million (approximately $225 million) of funding. The facility was subsequently expanded to €275 million (approximately $331 million) and is subject to customary annual renewal of back-up liquidity lines.
     As of September 30, 2005, the amount outstanding and fully utilized under this program was $331 million compared to $225 million as of December 31, 2004.
     In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia have accounts receivable programs totaling $58 million and $63 million at September 30, 2005 and December 31, 2004, respectively.
International Accounts Receivable Securitization Facilities (Off-Balance-Sheet)
Various other international subsidiaries have also established accounts receivable continuous sales programs. At September 30, 2005 and December 31, 2004, proceeds available to these subsidiaries from the sale of certain of their receivables totaled $5 million. These subsidiaries retain servicing responsibilities.
Registration Obligations
We are a party to three registration rights agreements in connection with our private placement of $350 million of convertible notes in July 2004, $650 million of senior secured notes in March 2004, and $400 million of senior notes in June 2005.

     The registration rights agreement for the convertible notes requires us to pay additional interest to investors if we fail to file a registration statement to register the convertible notes by November 7, 2004, or if such registration statement is not declared effective by the SEC by December 31, 2004. The additional interest to investors is at a rate of 0.25% per year for the first 90 days and 0.50% per year thereafter. Although we filed a registration statement on Form S-1 for the convertible notes on August 29, 2005, we will continue to pay additional interest until such time as the registration statement is declared effective. As of September 30, 2005, the additional interest associated with the convertible notes was 0.50%.
     The registration rights agreement for the $650 million of senior secured notes issued in March 2004, requires us to pay additional interest to investors if a registered exchange offer for the notes is not completed by December 7, 2004. Although we filed a registration statement on Form S-4 on October 11, 2005 for the purpose of registering an exchange offer for the senior secured notes, we will continue to pay additional interest until the exchange offer is completed. The additional interest to investors is at a rate of 1.00% per year for the first 90 days, increasing in increments of 0.25% every 90 days thereafter, to a maximum of 2.00% per year. If the rate of additional interest payable reaches 2.00% per year then the interest rate for the secured notes will be permanently increased by 0.25% per annum after the exchange offer is completed. As of September 30, 2005, the additional interest associated with the senior secured notes was 1.75%.
     The registration rights agreement for the $400 million of senior notes issued in June 2005, requires us to pay additional interest to investors if an exchange offer is not completed by March 20, 2006. The annual interest rate borne by the notes will be increased by 0.25% per annum and an additional 0.25% per annum every 90 days thereafter, up to a maximum additional cash interest of 1.00% per annum, until the exchange offer is completed, the registration statement is declared effective, or the notes become freely tradable under the Securities Act. On October 11, 2005, we filed a registration statement on Form S-4 for the purpose of registering an exchange offer for the notes.
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
Potential Future Financings
In addition to our previous financing activities, we plan to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.

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
Dividends
On February 4, 2003, we announced that we eliminated our quarterly cash dividend. The dividend reduction was decided on by the Board of Directors in order to conserve cash. Under the credit facilities entered into in the April 8, 2005 refinancing, we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (S&P) corporate rating improve to Ba2 or better and BB or better, respectively.
Asset Dispositions
On August 9, 2005, we announced the completion of the sale of our natural rubber plantations in Indonesia at a purchase price of approximately $62 million, subject to post-closing adjustments. On September 1, 2005, we announced that we had completed the sale of our Wingtack adhesive resins business to Sartomer Company, Inc. We received approximately $55 million in cash proceeds and retained approximately $10 million in working capital in connection with the Wingtack sale. In addition, the sales agreement provides for a three-year earnout whereby we may receive additional consideration ($5 million per year, $15 million aggregate) for the sale based on future operating performance of the business. We are also awaiting the necessary approvals to complete the sale of assets of our North American farm tire business to Titan International for approximately $100 million. In connection with the transaction, we expect to record a loss of approximately $70 million on the sale, primarily related to pension and retiree medical costs. Also, on September 20, 2005, we announced that we are exploring the possible sale of our Engineered Products business. Engineered Products manufactures and markets engineered rubber products for industrial, military, consumer and transportation original equipment end-users.

COMMITMENTS & CONTINGENCIES
The following table presents, at September 30, 2005, our obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of September 30, 2005
							After 5
(In millions)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Years
Long Term Debt (1)	$5,370	$497	$518	$100	$4	$1,720	$2,531
Capital Lease Obligations (2)	111	12	13	13	12	12	49
Interest Payments (3)	2,465	385	345	328	325	274	808
Operating Leases (4)	1,468	321	258	193	144	108	444
Pension Benefits (5)	1,215	490	725	(5)	(5)	(5)	(5)
Other Postretirement Benefits (6)	2,284	264	262	252	243	233	1,030
Workers’ Compensation (7)	345	66	49	36	25	19	150
Binding Commitments (8)	1,160	930	41	27	25	20	117

Total Contractual Cash Obligations	$14,418	$2,965	$2,211	$949	$778	$2,386	$5,129

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of September 30, 2005.

(2)	The present value of capital lease obligations is $78 million.

(3)	These amounts represent future interest payments related to our existing debt obligations as of September 30, 2005 based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at September 30, 2005 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating leases do not include minimum sublease rentals of $50 million, $42 million, $34 million, $24 million, $16 million and $27 million in each of the periods above, respectively, for a total of $193 million. Payments, net of minimum sublease rentals total $1,275 million. The present value of the net operating lease payments is $899 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2004. Although subject to change, the amounts set forth in the table represent our estimated funding requirements in 2005 and 2006 for domestic defined benefit pension plans under ERISA, and approximately $82 million of expected contributions to our funded international pension plans in 2005. The expected contributions are based upon a number of assumptions, including:

• an ERISA liability interest rate of 6.10% for 2005 and 5.08% using a Treasury bond basis for 2006, and

• plan asset returns of 8.5% in 2005.

At the end of 2005, the current interest rate relief measures used for domestic pension funding calculations expire. If current measures are extended, we estimate that required contributions in 2006 will be in the range of $550 million to $600 million. If new legislation is not enacted, the interest rate used for 2006 and beyond will be based upon a 30-year U.S. Treasury bond rate, as calculated and published by the U.S. government as a proxy for the rate that could be attained if 30-year Treasury bonds were currently being issued. Using an estimate of these rates would result in estimated required contributions during 2006 in the range of $700 million to $750 million. The estimated amount set forth in the table for 2006 represents the midpoint of this range. We likely will be subject to additional statutory minimum funding requirements after 2006. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including:

• interest rate levels,

• the amount and timing of asset returns,

• what, if any, changes may occur in legislation, and

• how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

We expect the amount of contributions required in years beyond 2006 will be substantial.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. We reserve the right to modify or terminate the plans at any time. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation are based upon recent historical payment patterns. The present value of anticipated payments for workers’ compensation is $258 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments include obligations to purchase raw materials through short-term supply contracts at fixed prices or at a formula price related to market prices or negotiated prices.
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

Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under certain derivative instruments or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to a company, or that engages in leasing, hedging or research and development arrangements with the company. The following table presents off-balance sheet arrangements at September 30, 2005.

	Amount of Commitment Expiration per Period
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
Customer Financing Guarantees	$6	$2	$1	$—	$1	$—	$2
Affiliate Financing Guarantees	2	2	—	—	—	—	—
Other Guarantees	1	1	—	—	—	—	—

Off-Balance Sheet Arrangements	$9	$5	$1	$—	$1	$—	$2

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
     In June 2005, the FASB staff issued a FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and the related FIN 47 discussed above. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest payments. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by us to separate interest rate risk management from debt funding decisions. At September 30, 2005 and December 31, 2004, the interest rates on 49% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings our access to these instruments may be limited.
     The following tables present information at September 30:
Interest Rate Swap Contracts

(Dollars in millions)	2005	2004
Fixed Rate Contracts:
Notional principal amount	$—	$15
Pay fixed rate	—%	5.94%
Receive variable Australian Bank Bill Rate	—	5.50

Average years to maturity	—	0.8
Fair value – liability	—	—
Pro forma fair value – liability	—	—

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	5.22%	2.92%
Receive fixed rate	6.63	6.63

Average years to maturity	1.2	2.2
Fair value – asset (liability)	$2	$10
Pro forma fair value – asset (liability)	1	10
The pro forma fair value assumes a 10% increase in variable market interest rates at September 30, 2005 and 2004, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
     Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2005	2004	2005	2004
Fixed Rate Contracts:
Domestic:
Notional principal	$—	$—	$—	$107
Pay fixed rate	—%	—%	—%	5.00%
Receive variable LIBOR	—	—	—	1.18

International:
Notional principal (AUD 20 million)	$—	$14	$—	$15
Pay fixed rate	—%	5.94%	—%	5.94%
Receive variable Australian Bank Bill Rate	—	5.48	—	5.50

Floating Rate Contracts:
Notional principal	$200	$200	$200	$200
Pay variable LIBOR	5.22%	3.26%	4.68%	3.06%
Receive fixed rate	6.63	6.63	6.63	6.63
The following table presents fixed rate debt information at September 30:
(In millions)

Fixed Rate Debt:	2005	2004
Fair value – liability	$2,984	$3,021
Carrying amount – liability	2,874	2,981
Pro forma fair value – liability	2,888	2,866
The pro forma information assumes a 100 basis point increase in market interest rates at September 30, 2005 and 2004, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
     The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bond due 2006 is hedged by currency swap agreements.
     Contracts hedging the Swiss franc bond are designated as a cash flow hedge. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

     The following table presents foreign currency contract information at September 30:

(In millions)	2005	2004
Fair value — asset (liability)	$43	$71
Pro forma change in fair value	(19)	(32)
Contract maturities	10/05-10/19	10/04-10/19
We were not a party to any foreign currency option contracts at September 30, 2005 or 2004.
     The pro forma change in fair value assumes a 10% change in foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2005	2004
Fair value – asset (liability):
Swiss franc swap-current	$42	$(1)
Swiss franc swap-long term	—	46
Euro swaps-current	—	33
Euro swaps-long term	—	—
Other-current asset	6	3
Other-current liability	(5)	(10)

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004 and Item 4 of Part I of this Quarterly Report on Form 10-Q as of September 30, 2005, we have two material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	pending litigation relating to our restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	we experienced significant losses in 2001, 2002 and 2003. Although we recorded net income in 2004 and the first nine months of 2005, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon, among other things, our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	our U.S. pension plans are significantly underfunded and our required contributions to those plans are expected to increase. Proposed legislation affecting pension plan funding could result in the need for additional cash payments by us into our U.S. pension plans and increase the insurance premiums we pay to the Pension Benefit Guaranty Corporation;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	if healthcare costs continue to escalate, our financial results may be materially adversely affected;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our ongoing operating results;

•	potential changes in foreign laws and regulations could prevent repatriation of future earnings to our parent company in the United States;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results; and

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Material Weaknesses Identified in Management’s Report on Internal Controls over Financial Reporting.
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
These material weaknesses continued to exist as of September 30, 2005.
Material Changes in Internal Control
During the third quarter of 2005 we implemented the following changes to address the material weakness in internal control over financial reporting related to segregation of duties:
•	We identified potential segregation of duty conflicts for each business process and conducted a global assessment of existing employee system access rights relative to such potential conflicts.

•	Where practicable, we removed certain employee access rights where such rights were considered to represent potential conflicts.

•	Where removal of access rights was not practicable or able to be performed on a timely basis, we identified existing controls, or put in place new controls, to address the segregation of duties conflicts.

•	We conducted testing of such controls, or new controls, to assess whether such controls were operating effectively.

     During the fourth quarter we have continued, and will continue to remediate and retest deficiencies identified in the testing of controls referenced above.
     In addition, we continued to conduct remedial activities previously described in prior filings with respect to both material weaknesses. Management continues to monitor the effectiveness of the remedial measures implemented in order to determine whether the account reconciliation and segregation of duties material weaknesses can be considered to be appropriately remediated.
Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, our senior management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we had material weaknesses in our internal control over financial reporting as of such date. Through the date of the filing of this Form 10-Q, we have employed various remedial measures, including those described above, to address the deficiencies in our disclosure controls that existed on September 30, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.
Changes in Internal Control over Financial Reporting
Other than the measures discussed in “Material Changes in Internal Control” above, which materially affected our internal control over financial reporting, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Heatway Litigation and Amended Settlement
     As previously reported, we have entered into an amended settlement agreement intended to address claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II, that we supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. A description of our financial obligations and the extent to which certain claims are covered under the amended settlement is set forth in Item 3 of Part I of our 2004 Form 10-K.
     Prior to entering into the amended settlement we received adverse judgements in a number of actions, including Goodyear v. Vista Resorts, Inc., an action involving five homesites. In 2002, the jury in Vista rendered a verdict in favor of the plaintiff real estate developer in the aggregate amount of approximately $5.9 million, which damages were trebled under the Colorado Consumer Protection Act. The total damages awarded were approximately $22.7 million. The state court of appeals subsequently upheld the verdict in 2004 and we petitioned the Supreme Court of Colorado to review the matter. On August 8, 2005, the Supreme Court of Colorado denied our petition for writ of certiorari in Vista. Following the Supreme Court’s action, we paid the plaintiffs $25.6 million in satisfaction of the judgment, which included an amount for interest on the judgment. The liability incurred in Vista was not covered by the amended settlement.
Asbestos Litigation
As reported in the Form 10-Q for the quarter ended June 30, 2005, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 129,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2005, approximately 1,400 new claims were filed against us and approximately 4,700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2005 were $5 million and $18 million, respectively. At September 30, 2005, there were approximately 125,800 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 7 for additional information on Asbestos Litigation and related insurance settlements.
SEC Investigation
As previously disclosed, the SEC is conducting a formal investigation into the facts and circumstances related to the restatement we announced in October 2003. In August 2005, we received a “Wells Notice” from the staff of the SEC. The Wells Notice states that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against us for alleged violations of provisions of the Securities and Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures, and the periodic SEC filing requirements, as set forth in sections 13(a) and 13(b)(2)(A) and (B) of the Act and SEC Rules 12b-20, 13a-13 and 13a-15(a). The alleged violations relate to the account reconciliation matters giving rise to our initial decision to restate in October 2003. Wells Notices have also been issued to a former chief financial officer and a former chief accounting officer of ours. We continue to cooperate with the SEC in connection with this matter.
     Reference is made to Item 3 of Part I of the 2004 Form 10-K and Item 1 of Part II of the Form 10-Qs for the quarterly periods ended March 31, 2005 and June 30, 2005 for additional discussion of legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2005. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
7/1/05-7/31/05	—	—	—	—
8/1/05-8/31/05	2,115	17.65	—	—
9/1/05-9/30/05	1,492	15.48	—	—
Total	3,607	16.75	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: October 27, 2005	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-126566).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003 and April 26, 2005 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., as Documentation Agent, the CIT Group/Business Credit, Inc., as Documentation Agent, General Electric Capital Corporation, as Documentation Agent, GMAC Commercial Finance LLC, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
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

(h)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(i)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(j)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(k)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(l)	Purchase Agreement, dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(m)	Indenture, dated as of June 23, 2005 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(n)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global Markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Calyon Securities (USA) Inc., Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(o)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005 and August 26, 2005 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(p)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005 and August 26, 2005 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

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

10	Material Contracts

(a)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC, dated August 30, 2005, among the Company, Goodyear S.A., a French Corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc. and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Registration Statement on Form S-4, File No. 333-128932).

(b)	Forms of Stock Option Grant Agreements for options and SARs granted under our 2005 performance plan, Part I, Agreement for Incentive Stock Options, Part II, Agreement for Non-Qualified Stock Options, and Part III, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights.	10.1

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4