Form 10-K
period 2005-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2006-02-17
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                         No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                         No ☑

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                         No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.  ☐

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No ☑

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock as of the closing of trading on June 30, 2005, was approximately $2,618,524,000.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2006:
176,980,570

DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2006 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I.

ITEM 1.	BUSINESS.
BUSINESS OF GOODYEAR
The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear”, “Company” and “we”, “us” or “our” wherever used herein refer to the Company together with all of its consolidated domestic and foreign subsidiary companies, unless the context indicates to the contrary.
      We are one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Our 2005 net sales were $19.7 billion and our net income for 2005 was $228 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market several lines of power transmission belts, hoses and other rubber products for the transportation industry and various industrial and chemical markets, and rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate more than 1,800 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in more than 100 facilities in 29 countries, and we have marketing operations in almost every country around the world. We employ approximately 80,000 associates worldwide.
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
RECENT DEVELOPMENTS
New Product Introductions
In 2005, we continued our transformation to a market-driven, consumer-focused company with the introduction in North America of the Fortera featuring TripleTred Technology, a premium SUV tire incorporating the same technology we introduced with the successful launch of our Assurance line of tires in 2004. In Europe, we introduced two new high performance winter tires, the Goodyear Ultra Grip 7 and Dunlop SP Winter Sport 3D, both of which have received highly favorable consumer reviews.
      In February 2006, we released our newest Goodyear brand product for North America, the Eagle featuring ResponsEdge Technology. The ResponsEdge features an asymmetrical construction and tread that combine to provide a smooth and comfortable ride from the inboard side of the tire and ultra-high performance type grip from the outer edge of the tire. The ResponsEdge is the latest example of our ability to rapidly bring to market technologically sophisticated products designed to meet consumer demand.
Sale of Assets of North American Farm Tire Business
On December 28, 2005, we completed the previously announced sale of our North America farm tire assets to Titan Tire Corporation, a subsidiary of Titan International, Inc. The sale included our farm tire manufacturing plant, property and equipment in Freeport, Ill., and inventories. It also included a licensing agreement with Titan to pay a royalty to manufacture and sell Goodyear branded farm tires in North America. We received $100 million from Titan for the assets and recorded a loss in the fourth quarter of approximately $73 million on the sale, primarily related to pension and retiree medical costs.

Acquisition of South Pacific Tyres
In January 2006, we acquired Ansell Limited’s interest in our South Pacific Tyres (SPT) joint ventures in both Australia and New Zealand. We now own 100% of both of these operations. In connection with the acquisition we paid Ansell approximately $40 million for its 50% ownership and repaid approximately $50 million of outstanding loans from Ansell to SPT. SPT has approximately 4,000 associates. SPT’s results have been consolidated in our financial statements since January 2004.
Conversion Period for $350 Million of 4% Convertible Notes due 2034
The notes are now convertible at the option of the holders and will remain convertible through March 31, 2006, the last day of the current fiscal quarter. The notes became convertible because the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading-day period ending on January 17, 2006 (the 11th trading day of the current fiscal quarter) was greater than 120 percent of the conversion price in effect on such day. The notes were previously convertible during the third and fourth quarters of 2005 for the same reasons, although no conversions have occurred to date. If all outstanding notes are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million. The notes could be convertible after March 31, 2006 if the sale price condition is met in any future fiscal quarter or if any of the other conditions to conversion set forth in the indenture governing the notes are met.
DESCRIPTION OF GOODYEAR’S BUSINESS
General Segment Information
Our operating segments are North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire (collectively, the “Tire Segments”); and Engineered Products.
Financial Information About Our Segments
Financial information related to our operating segments for the three year period ended December 31, 2005 appears in the Note to the Consolidated Financial Statements No. 15, Business Segments.
General Information Regarding Tire Segments
Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles
•	trucks
•	buses
•	aviation
•	motorcycle
•	farm implements
•	earthmoving equipment
•	industrial equipment
•	various other applications.
In each case our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and in replacement markets worldwide. We manufacture and sell tires under the Goodyear brand, the Dunlop brand, the Kelly brand, the Fulda brand, the Debica brand, the Sava brand and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain markets we also:

•	retread truck, aviation and heavy equipment tires,
•	manufacture and sell tread rubber and other tire retreading materials,

•	provide automotive repair services and miscellaneous other products and services, and
•	manufacture and sell flaps for truck tires and other types of tires.

The principal products of the Tire Segments are new tires for most applications. Approximately 78.2% of our consolidated sales in 2005 were of new tires, compared to 77.6% in 2004 and 78.3% in 2003. The percentages of each Tire Segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,

Sales of New Tires By	2005	2004	2003

North American Tire	87.8%	87.9%	86.3%
European Union Tire	89.5	87.4	89.2
Eastern Europe Tire	95.0	94.6	94.1
Latin American Tire	92.2	92.5	91.1
Asia Pacific Tire	80.7	82.2	97.7
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
      Goodyear does not include motorcycle, all terrain vehicle or consigned tires in reporting tire unit sales.
      Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
North American Tire	101.9	102.5	101.2
European Union Tire	64.3	62.8	62.3
Eastern Europe Tire	19.7	18.9	17.9
Latin American Tire	20.4	19.6	18.7
Asia Pacific Tire	20.1	19.5	13.4

Goodyear worldwide tire units	226.4	223.3	213.5
Our worldwide tire unit sales in the replacement and OE markets during the periods indicated were:
GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	162.0	159.6	150.6
OE tire units	64.4	63.7	62.9

Goodyear worldwide tire units	226.4	223.3	213.5
Worldwide replacement unit sales in 2005 increased from 2004 due primarily to improvements in European Union Tire. OE unit sales in 2005 increased from 2004 due primarily to improvements in Asia Pacific Tire, Latin American Tire and Eastern Europe Tire. Worldwide replacement unit sales in 2004 increased from 2003, due primarily to the consolidation of SPT and improvement in North American Tire, Latin American Tire and Eastern Europe Tire. OE unit sales in 2004 increased from 2003 due primarily to the consolidation of SPT and improvement in Eastern Europe Tire, Latin American Tire and European Union Tire. For further information regarding the consolidation of SPT effective January 1, 2004, refer to the Note to the Consolidated Financial Statements No. 7, Investments.

      New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.
      We compete with other tire manufacturers on the basis of product design, performance, price, reputation, warranty terms, customer service and consumer convenience. Goodyear brand and Dunlop brand tires enjoy a high recognition factor and have a reputation for performance, quality and value. Kelly brand, Debica brand, Sava brand and various other house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.
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
North American Tire
North American Tire, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in nine plants in the United States and three plants in Canada. Certain Dunlop brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd., which is 75% owned by Goodyear and 25% owned by Sumitomo Rubber Industries, Ltd.
Tires. North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving equipment, commercial and military aviation and industrial equipment and for various other applications.
      Goodyear brand radial passenger tire lines sold in North America include Assurance with ComforTred Technology for the luxury market, Assurance with TripleTred Technology with broad market appeal, Eagle high performance and run-flat extended mobility technology (EMT) tires. Dunlop brand radial passenger tire lines sold in North America include SP Sport performance tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera including Fortera featuring TripleTred Technology and SilentArmor Technology. Goodyear also offers Dunlop brand radials for light trucks such as the Rover and Grandtrek lines. North American Tire also manufactures and sells several lines of Kelly brand, other house brands and several lines of private brand radial passenger tires in the United States and Canada.
      A full line of Goodyear brand all-steel cord and belt construction medium radial truck tires, the Unisteel series, is manufactured and sold for various applications, including line haul highway use and off-road service. In addition, various lines of Dunlop brand, Kelly brand, other house and private brand radial truck tires are sold in the United States and Canada.

Related Products and Services. North American Tire also:

•	retreads truck, aviation and heavy equipment tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 780 owned retail outlets,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from 170 Goodyear operated Wingfoot Commercial Centers,
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information
North American Tire distributes and sells tires throughout the United States and Canada. Tire unit sales to OE customers and to replacement customers served by North American Tire during the periods indicated were:
NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	71.2	70.8	68.6
OE tire units	30.7	31.7	32.6

Total tire units	101.9	102.5	101.2
North American Tire is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America. Our 2005 unit sales in the North American OE channel decreased compared to 2004 and 2003 due to a slowdown in the automotive industry and our selective fitment strategy in the consumer OE business.
      Goodyear brand, Dunlop brand and Kelly brand tires are sold in the United States and Canada through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear brand, Dunlop brand and Kelly brand tires are also sold to numerous national and regional retail marketing firms in the United States. North American Tire also operates approximately 970 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of house brand tires and private and associate brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.
      Automotive parts, automotive maintenance and repair services and associated merchandise are sold under highly competitive conditions in the United States and Canada through retail outlets operated by North American Tire.
      North American Tire periodically offers various financing and extended payment programs to certain of its replacement tire customers. We do not believe these programs, when considered in the aggregate, require a significant amount of working capital relative to the volume of sales involved, and they are consistent with prevailing tire industry practices.
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
European Union Tire
European Union Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in Western Europe, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in 12 plants in England, France, Germany and Luxembourg. Substantially all of the

operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear. European Union Tire:

•	manufactures and sells Goodyear brand, Dunlop brand and Fulda brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires,
•	sells Debica brand and Sava brand passenger, truck and farm tires manufactured by the Eastern Europe Tire Segment,
•	sells new, and manufactures and sells retreaded aviation tires,
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at owned retail outlets, and
•	provides miscellaneous related products and services.
Markets and Other Information
European Union Tire distributes and sells tires throughout Western Europe. Tire unit sales to OE customers and in the replacement markets served by European Union Tire during the periods indicated were:
EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	46.0	43.9	43.9
OE tire units	18.3	18.9	18.4

Total tire units	64.3	62.8	62.3
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
      Goodyear brand and Dunlop brand tires are sold in several replacement markets served by European Union Tire through various channels of distribution, principally independent multi brand tire dealers. In some markets, Goodyear brand tires, as well as Dunlop brand, Fulda brand, Debica brand and Sava brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 295 are owned by Goodyear.
Eastern Europe, Middle East and Africa Tire
Our Eastern Europe, Middle East and Africa Tire segment (“Eastern Europe Tire”) manufactures and sells passenger, truck, farm, bicycle and construction equipment tires in Eastern Europe, the Middle East and Africa. Eastern Europe Tire manufactures tires in six plants in Poland, Slovenia, Turkey, Morocco and South Africa. Eastern Europe Tire:

•	maintains sales operations in most countries in Eastern Europe (including Russia), the Middle East and Africa,
•	exports tires for sale in Western Europe, North America and other regions of the world,
•	provides related products and services in certain markets,
•	manufactures and sells Goodyear brand, Kelly brand, Debica brand, Sava brand and Fulda brand tires and sells Dunlop brand tires manufactured by European Union Tire,
•	sells new and retreaded aviation tires,
•	provides various retreading and related services for truck and heavy equipment tires,
•	sells automotive parts and accessories, and
•	provides automotive repair services at owned retail outlets.

Markets and Other Information
Eastern Europe Tire distributes and sells tires in most countries in Eastern Europe, the Middle East and Africa. Tire unit sales to OE customers and in the replacement markets served by Eastern Europe Tire during the periods indicated were:
EASTERN EUROPE TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	15.8	15.4	14.8
OE tire units	3.9	3.5	3.1

Total tire units	19.7	18.9	17.9
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
      Goodyear brand tires are sold by Eastern Europe Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear brand, Dunlop brand, Kelly brand, Fulda brand, Debica brand and Sava brand tires are sold through regional distributors and multi brand dealers. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers. In South Africa and sub-Saharan Africa, tires are also sold through a chain of approximately 160 retail stores operated by Goodyear primarily under the trade name Trentyre.
Latin American Tire
Our Latin American Tire segment manufactures and sells automobile, truck and farm tires throughout Central and South America and in Mexico, sells tires to various export markets, retreads and sells commercial truck, aviation and heavy equipment tires, and provides other products and services. Latin American Tire manufactures tires in six facilities in Brazil, Chile, Colombia, Peru and Venezuela.
      Latin American Tire manufactures and sells several lines of passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck and heavy equipment tires,
•	retreads, and provides various materials and related services for retreading, truck, aviation and heavy equipment tires,
•	manufactures other products, including off-the-road tires,
•	manufactures and sells new aviation tires, and
•	provides miscellaneous other products and services.
Markets and Other Information
Latin American Tire distributes and sells tires in most countries in Latin America. Tire sales to OE customers and in the replacement markets served by Latin American Tire during the periods indicated were:
LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	15.0	15.0	14.2
OE tire units	5.4	4.6	4.5

Total tire units	20.4	19.6	18.7

Asia Pacific Tire
Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm and construction equipment and aviation throughout the Asia Pacific markets. Asia Pacific Tire manufactures tires in 11 plants in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Taiwan and Thailand. Asia Pacific Tire also:

•	retreads truck and aviation tires,
•	manufactures tread rubber and other tire retreading materials from truck and aviation tires, and
•	provides automotive maintenance and repair services at company owned retail outlets.
      Effective January 1, 2004, Asia Pacific Tire includes the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT is the largest tire manufacturer in Australia and New Zealand, with two tire manufacturing plants and 15 retread plants. SPT sells Goodyear brand, Dunlop brand and other house and private brand tires through its chain of approximately 415 retail stores, commercial tire centers and independent dealers. In January 2006, Goodyear completed the purchase of Ansell’s interests in SPT resulting in SPT becoming a wholly-owned subsidiary of Goodyear. For further information about SPT, refer to the Notes to the Consolidated Financial Statements No. 7, Investments, No. 15, Business Segments and No. 21, Subsequent Events.
Markets and Other Information
Asia Pacific Tire distributes and sells tires in most countries in the Asia Pacific region. Tire sales to OE customers and in the replacement markets served by Asia Pacific Tire during the periods indicated were:
ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,

	2005	2004	2003
(In millions of tires)
Replacement tire units	13.9	14.5	9.1
OE tire units	6.2	5.0	4.3

Total tire units	20.1	19.5	13.4
Unit sales in 2004 increased by 5.5 million replacement units and 0.8 million OE units due to the consolidation of SPT, which occurred on January 1, 2004.
Engineered Products
Our Engineered Products segment develops, manufactures, distributes and sells numerous rubber and thermoplastic products worldwide. The products and services offered by Engineered Products include:

•	belts and hoses for motor vehicles,
•	conveyor and power transmission belts,
•	air, water, steam, hydraulic, petroleum, fuel, chemical and materials handling hose for industrial applications,
•	rubber track for agricultural and construction equipment,
•	anti-vibration products,
•	tank tracks, and
•	miscellaneous products and services.
Engineered Products manufactures products at 8 plants in the United States and 22 plants in Australia, Brazil, Canada, Chile, China, France, Mexico, Slovenia, South Africa and Venezuela.

Markets and Other Information
Engineered Products sells its products to the military, manufacturers of vehicles and various industrial products and to independent wholesale distributors. Numerous major firms participate in the various markets served by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Engineered Products is a significant supplier of these products, and is also a leading supplier of conveyor and power transmission belts and industrial hose products. The principal competitors of Engineered Products include Dana, Mark IV, Gates, Bridgestone, Conti-Tech, Trelleborg, Tokai/ DTR, Unipoly and Habasit.
      These markets are highly competitive, with quality, service and price all being significant factors to most customers. Engineered Products believes its products are considered to be of high quality and are competitive in price and performance.
GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are synthetic and natural rubber. We purchase all of our requirements for natural rubber in the world market. Synthetic rubber typically accounts for slightly more than half of all rubber consumed by us on an annual basis. Our plants located in Beaumont, and Houston, Texas, supply the major portion of our synthetic rubber requirements in North America. We purchase a significant amount of our synthetic rubber requirements outside North America from third parties.
      We use nylon and polyester yarns, substantial quantities of which are processed in our textile mills. Significant quantities of steel wire are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials we will require during 2006, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
      Substantial quantities of hydrocarbon-based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
      In the fall of 2005, we implemented temporary reductions in production at our North American Tire facilities due to disruptions in the supply of carbon black and other raw materials resulting from the impact of Hurricanes Katrina and Rita. The hurricanes had an adverse impact of approximately $31 million on our results of operations in 2005 ($21 million of which related to the fourth quarter) primarily reflecting the unabsorbed fixed costs related to the temporary closures of our Houston and Beaumont chemical plants on the Texas Gulf Coast and reductions in production at our North American Tire plants, as well as the impairment of certain assets and loss of inventory.
Patents and Trademarks
We own approximately 2,588 product, process and equipment patents issued by the United States Patent Office and approximately 5,827 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 638 applications for United States patents pending and approximately 4,042 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

      We own or control or use approximately 1,717 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 9,973 registrations and 1,434 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear”, and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,

	2005	2004	2003
(In millions)
Research and development expenditures	$365	$364	$339
These amounts were expensed as incurred.
Employees
At December 31, 2005, we employed approximately 80,000 people throughout the world, including approximately 32,000 persons in the United States. Approximately 13,600 of our employees in the United States were covered by a master collective bargaining agreement, dated August 20, 2003, with the United Steelworkers, A.F.L.-C.I.O.-C.L.C. (“USW”), which expires on July 22, 2006. In addition, approximately 1,800 of our employees in the United States were covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $27 million during 2006 and approximately $29 million during 2007.
      We expended approximately $62 million during 2005, and expect to expend approximately $64 million during 2006 and 2007 to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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

INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in the United States and 28 other countries. Most of our international manufacturing operations are engaged in the production of tires. Several engineered rubber products and certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2005 appears in the Note to the Consolidated Financial Statements No. 15, Business Segments, and is incorporated herein by reference.
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
ITEM 1A.     RISK FACTORS.
      You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations or financial condition could be materially adversely affected. In such an instance, the trading price of our securities could decline, and you might lose all or part of your investment.

It is uncertain whether we will successfully implement the turnaround strategy for our North American Tire segment.
We are in the process of implementing a turnaround strategy for our North American Tire Segment. Based in part on successes in implementing this strategy, North American Tire had positive segment operating income in 2004 and 2005, after recording operating losses in the previous two years. Additional progress in implementing the turnaround strategy is needed, however, to enable the North American Tire business segment to continue to achieve and maintain profitability.
      The ability of the North American Tire Segment to achieve and maintain profitability may be hampered by trends that continue to negatively affect the business, including industry overcapacity, which limits pricing power, increased competition from low-cost manufacturers and uncertain economic conditions in the United States. In addition, our North American Tire Segment has been, and may continue to be negatively affected by higher than expected raw materials and energy costs, weakness in the domestic auto industry, as well as the continuing burden of legacy pension and postretirement benefit costs. The success of our turnaround strategy is dependent, in part, on our ability to address and manage these costs as well as the costs associated with operating our manufacturing facilities in North America and to implement productivity improvements in these facilities.
      The success of the turnaround strategy is also dependent on North American Tire’s ability to continue to improve the proportion, or mix, of higher margin tires it sells. In order to continue this improvement, North American Tire must be successful in marketing and selling products that offer higher margins such as the Assurance and Fortera lines of tires and in developing additional higher margin tires that achieve broad market acceptance. Other initiatives that may impact our turnaround effort include our ability to successfully expand into the truck service business and to continue our selective fitment strategy with our OE customers.
      We cannot assure that our turnaround strategy will be successful. If our turnaround strategy is not successful, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our financial condition and operations.

We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that dominate the markets of the countries in which they are based and are aggressively seeking to maintain or improve their respective shares of the North American, European, Latin American and other world tire markets. Other significant competitors include Continental, Cooper Tire, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost markets. We are limited by our master contract with the United Steelworkers (USW) in our ability to shift production of certain products from U.S. facilities to low-cost markets and our credit agreements limit the amount of capital expenditures we may make. Our ability to compete successfully will depend, in significant part, on our ability to reduce costs by such means as reduction of excess capacity, leveraging global purchasing, improving productivity, elimination of redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

Our pension plans are significantly underfunded and our required contributions to these plans are expected to increase.
The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $2 billion and $1 billion at December 31, 2005, respectively. Our funding obligations for our U.S. plans are governed by the Employee Retirement Income Security Act of 1974, or ERISA. In 2005, we met or exceeded our required funding obligations for these plans under ERISA. Estimates of the amount and timing of our future funding obligations are based on various assumptions. These include assumptions concerning, among other things, the actual and projected market performance of the pension plan assets; interest rates on long-term obligations; statutory requirements; and demographic data for pension plan participants. The amount and timing of our future funding obligations also depend on whether we elect to make contributions to the pension plans in excess of those required under ERISA, as such voluntary contributions could reduce or defer our future funding obligations.
      At the end of 2005, interest rate relief measures relating to the calculation of pension funding obligations expired. Since new legislation has not yet been enacted, the interest rate reverted to a 30-year U.S. Treasury bond basis beginning in 2006 and we estimate that we will be required to contribute approximately $700 million to $750 million to our domestic pension plans in 2006 under this basis. If new legislation is enacted in 2006, we expect that the interest rate used for 2006 will be based on a corporate bond basis. Using an estimate of these rates would result in estimated required contributions to our domestic pension plans in 2006 of $550 million to $600 million. For more information on the calculation of our estimated domestic pension plan contributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingent Liabilities.” The anticipated funding obligations under our pension plans for 2007 and thereafter cannot be reasonably estimated at this time because of the current uncertainty around pension reform legislation. Pension reform legislation before Congress would replace the interest rate used to calculate pension funding obligations starting in 2007, require more rapid funding of underfunded plans, restrict the use of techniques that reduce funding volatility, and limit pension increases in underfunded plans. In addition, Congress has recently passed legislation increasing the insurance premiums charged by the Pension Benefit Guaranty Corporation. It is not possible to predict whether Congress will adopt pension reform legislation, or what form any final legislation might take. If legislation similar to the pending bills were enacted, it could materially increase our pension funding obligations and insurance premiums, and could limit our ability to negotiate pension increases for our union-represented employees. Nevertheless, we presently expect that our funding obligations under our pension plans in 2007 and subsequent years will be substantial and could have a material adverse impact on our liquidity.

Higher raw material and energy costs may materially adversely affect our operating results and financial condition.
Raw material costs increased significantly over the past few years driven by increases in costs of oil and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may continue to hinder our ability to fully realize our turnaround strategy. As a result, higher raw material and energy costs could result in declining margins and operating results.

Continued pricing pressures from vehicle manufacturers may materially adversely affect our business.
Approximately 28% of the tires we sell are sold to vehicle manufacturers for mounting as OE. Pricing pressure from vehicle manufacturers has been a characteristic of the tire industry in recent years. Many vehicle manufacturers have policies of seeking price reductions each year. Although we have taken steps to reduce costs and resist price reductions, current and future price reductions could materially adversely impact our sales and profit margins. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may result in declining margins and operating results.

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, our master collective bargaining agreement with the USW covers approximately 13,600 employees in the United States at December 31, 2005 and expires in July 2006. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

Pending litigation relating to our 2003 restatement could have a material adverse effect on our financial position, cash flows and results of operation.
At least 36 lawsuits were filed against us and certain of our current or former officers or directors following our October 2003 announcement regarding the restatement of our previously issued financial results. These actions have been consolidated into three separate actions in the United States District Court for the Northern District of Ohio. We intend to vigorously defend these lawsuits. However, we cannot currently predict or determine the outcome or resolution of these proceedings or the timing for their resolution, or reasonably estimate the amount, or potential range, of possible loss, if any. In addition to any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. The final resolution of these lawsuits could have a material adverse effect on our financial position, cash flows and results of operation.

An ongoing SEC investigation regarding our accounting restatement could materially adversely affect us.
Following our October 2003 announcement regarding the restatement of our previously issued financial results, the SEC advised us that it had initiated an informal inquiry into the facts and circumstances related to the restatement. On February 5, 2004, the SEC advised us that it had approved the issuance of a formal order of investigation. On August 16, 2005, we announced that we had received a “Wells Notice” from the SEC indicating that the staff of the SEC intends to recommend that a civil or administrative enforcement action be brought against us for alleged violations of the Securities Exchange Act of 1934, relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures, and periodic SEC filing requirements. The alleged violations relate to the account reconciliation matters giving rise to our initial decision to restate in October 2003. We have also been informed that Wells Notices have been issued to a former chief financial officer and a former chief accounting officer of ours. We continue to cooperate with the SEC regarding this matter. We are unable to predict the outcome of this process, and an unfavorable outcome could harm our reputation and our business.

Our long-term ability to meet our obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results.
The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. Although we completed a major refinancing of our senior secured credit facilities on April 8, 2005, issued $400 million in Senior unsecured notes in June 2005, and repaid our 6 3/8% Euro Notes due 2005 upon maturity on June 6, 2005, we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.
      Our access to the capital markets cannot be assured and is dependent on, among other things, the degree of success we have implementing our North American Tire turnaround strategy. See “— It is uncertain whether we will successfully implement the turnaround strategy for our North American Tire segment.” Future liquidity requirements also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. Our failure to access the capital markets or incur additional debt in the future could have a material adverse effect on our liquidity and operations, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and restructuring existing debt.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.
We have a substantial amount of debt. As of December 31, 2005, our debt (including capital leases) on a consolidated basis was approximately $5.4 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

•	Make it more difficult for us to satisfy our obligations;
•	Impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, acquisitions or general corporate requirements;
•	Increase our vulnerability to general adverse economic and industry conditions;
•	Limit our ability to use operating cash flow in other areas of our business because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	Place us at a competitive disadvantage compared to our competitors that have less debt.
The agreements governing our debt, including our credit agreements, limit, but do not prohibit, us from incurring additional debt and we may incur a significant amount of additional debt in the future, including additional secured debt. If new debt is added to our current debt levels, our ability to satisfy our debt obligations may become more limited.
      Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our turnaround strategy, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, including required pension contributions, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that were acceptable to us.

Any failure to be in compliance with any material provision or covenant of our debt instruments could have a material adverse effect on our liquidity and operations.
The indentures and other agreements governing our secured credit facilities and secured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	Incur additional indebtedness and issue preferred stock;
•	Pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;
•	Enter into transactions with affiliates;
•	Create or incur liens to secure debt;
•	Make certain investments;
•	Enter into sale/leaseback transactions;
•	Sell or otherwise transfer or dispose of assets;
•	Incur dividend or other payment restrictions affecting certain subsidiaries;
•	Use proceeds from the sale of certain assets; and
•	Engage in certain mergers or consolidations and transfers of substantially all assets.
Our ability to comply with these covenants may be affected by events beyond our control, and unanticipated events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.
      Our first lien credit facility and European term loan and revolving credit facility require us to maintain certain specified thresholds of Consolidated EBITDA to Consolidated Interest Expense (as defined in each of the facilities). In addition, under these facilities, we are required not to permit our ratio of Consolidated Net Secured Indebtedness (net of cash in excess of $400 million) to Consolidated EBITDA to be greater than certain specified thresholds. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict capital activities.
      A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements, including the financial covenants in our secured credit facilities, could result in an event of default under those agreements. Such a default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they have to provide us with further funds. If any of these events occur, we cannot assure you that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations. Even if we obtain additional or alternative financing, we cannot assure you that it would be on terms that would be acceptable to us. Finally, we have agreed with the USW that if we do not remain in compliance with our prevailing principal bank financial covenants, we will seek a substantial private equity investment. Any such investor or investors could exercise influence over the management of our business and may have interests that conflict with the interests of our other investors.
      We cannot assure you that we will be able to remain in compliance with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants.

Our capital expenditures may not be adequate to maintain our competitive position.
Our capital expenditures are limited by our liquidity and capital resources and restrictions in our credit agreements. The amount Goodyear has available for capital spending is limited by the need to pay its other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. In addition, our credit facilities limit the amount of capital expenditures that we may make to $700 million in each year through 2010. The amounts of permitted capital expenditures may be increased with the proceeds of equity issuances. In addition, unused capital expenditures may be carried over into the next year. In 2005, capital expenditures as defined in our borrowing agreements totaled $621 million and are expected to increase to approximately $665 million in 2006. Capital expenditures as defined in our borrowing agreements do not include capitalized software and include non-cash capital lease transactions and, accordingly, differ from capital expenditures reported in our Consolidated Statements of Cash Flows. We believe that our ratio of capital expenditures to sales is lower than the comparable ratio for our principal competitors.
      Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires sold in higher cost markets that are produced at our lower-cost production facilities, we may need to modernize or expand certain of those facilities. If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, we may be unable to achieve productivity improvements, which may harm our competitive position.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. At December 31, 2005, we had $2,764 million of variable rate debt outstanding.

We may incur significant costs in connection with asbestos claims.
We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2005, approximately 125,500 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

•	the number of claims that are brought in the future;
•	the costs of defending and settling these claims;
•	the risk of insolvencies among our insurance carriers;
•	the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we have historically settled claims;
•	the risk of changes in the litigation environment or Federal and state law governing the compensation of asbestos claimants; and
•	the risk that the bankruptcies of other asbestos defendants may increase our costs.
      Because of the uncertainties related to such claims, it is possible that we may incur a material amount in excess of our current reserve for such claims. In addition, if any of the foregoing risks were to materialize, the resulting costs could have a material adverse impact on our liquidity, financial position and results of operations in future periods.

We may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity.
We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. We may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $700 million in letters of credit under our $1.5 billion U.S. first lien credit facility. As of December 31, 2005, we had $499 million in letters of credit issued under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

We are subject to extensive government regulations that may materially adversely affect our operating results.
We are subject to regulation by the Department of Transportation and by the National Highway Traffic Safety Administration, or NHTSA, which have established various standards and regulations applicable to tires sold in the United States and tires sold in a foreign country that are identical or substantially similar to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having safety-related defects. NHTSA’s regulatory authority was expanded in November 2000 as a result of the enactment of the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act. The TREAD Act imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to conform with revised and more rigorous tire testing standards, once the revised standards are implemented. Compliance with the TREAD Act regulations will increase the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position. Compliance with these and other Federal, state and local laws and regulations in the future may require a material increase in our capital expenditures and could materially adversely affect the Company’s earnings and competitive position.

Our international operations have certain risks that may materially adversely affect our operating results.
Goodyear has manufacturing and distribution facilities throughout the world. The international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;
•	adverse changes in the diplomatic relations of foreign countries with the United States;
•	hostility from local populations and insurrections;
•	adverse currency exchange controls;
•	restrictions on the withdrawal of foreign investment and earnings;
•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;
•	labor regulations;
•	expropriations of property;
•	the potential instability of foreign governments;
•	risks of renegotiation or modification of existing agreements with governmental authorities;
•	export and import restrictions; and
•	other changes in laws or government policies.

The likelihood of such occurrences and their potential effect on Goodyear vary from country to country and are unpredictable. Certain regions, including Latin America and Asia, are inherently more economically and politically volatile and as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income from quarter to quarter. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results.
The financial condition and results of operations of certain of our operating entities are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). For the fiscal year ended December 31, 2005, we estimate that foreign currency translation favorably impacted sales and segment operating income by approximately $210 million and $95 million, respectively, compared to the prior year. The volatility of currency exchange rates may materially adversely affect our operating results.

The terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of their joint venture alliances.
In 1999, we entered into a global alliance with SRI. Under the global alliance agreements, we acquired 75%, and SRI owned 25%, of Goodyear Dunlop Tires Europe B.V., which concurrently with the transaction acquired substantially all of SRI’s tire businesses in Europe and most of Goodyear’s tire businesses in Europe. We also acquired 75%, and SRI acquired 25%, of Goodyear Dunlop Tires North America, Ltd., a holding company that purchased SRI’s tire manufacturing operations in North America and certain of its primarily OE-related tire sales and distribution operations. In addition, we also acquired 25% of the capital stock of two newly-formed tire companies in Japan, as well as 51% of the capital stock of a newly-formed technology company and 80% of the capital stock of a newly-formed global purchasing company. SRI owns the balance of the capital stock in each of these companies. Under the Umbrella Agreement between us and SRI, SRI has the right to require us to purchase from SRI its ownership interests in the European and North American joint ventures in September 2009 if certain triggering events have occurred. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of Goodyear, could provide SRI with the right to require us to repurchase these interests immediately. While we have not done any current valuation of these businesses, our cost of acquiring an interest in these businesses in 1999 was approximately $1.2 billion. Any payment required to be made to SRI pursuant to an exit under the terms of the global alliance agreements could be substantial. We cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. The withdrawal of SRI from the global alliance could also have other adverse effects on our business.

If we are unable to attract and retain key personnel our business could be materially adversely affected.
Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We manufacture our products in 102 manufacturing facilities located around the world. There are 30 plants in the United States and 72 plants in 28 other countries.
North American Tire Manufacturing Facilities. North American Tire owns (or leases with the right to purchase at a nominal price) and operates 25 manufacturing facilities in the United States and Canada, including:

•	12 tire plants (9 in the United States and 3 in Canada),
•	1 steel tire wire cord plant,
•	4 chemical plants,
•	1 tire mold plant,
•	2 textile mills,
•	3 tire retread plants, and
•	2 aviation retread plants.
      These facilities have floor space aggregating approximately 25.9 million square feet.
European Union Tire Manufacturing Facilities. European Union Tire owns and operates 18 manufacturing facilities in 5 countries, including:

•	12 tire plants,
•	1 tire fabric processing facility,
•	1 steel tire wire cord plant,
•	1 tire mold and tire manufacturing machines facility,
•	1 tire retread plant,
•	1 aviation retread plant, and
•	1 mix plant.
      These facilities have floor space aggregating approximately 14.6 million square feet.
Eastern Europe, Middle East And Africa Tire Manufacturing Facilities. Eastern Europe Tire owns and operates 6 tire plants in 5 countries. These facilities have floor space aggregating approximately 7.6 million square feet.
Latin American Tire Manufacturing Facilities. Latin American Tire owns and operates 10 manufacturing facilities in 5 countries including:

•	6 tire plants,
•	1 textile mill,
•	1 tire retread plant,
•	1 aviation retread plant, and
•	1 mold plant.
      These facilities have floor space aggregating approximately 5.6 million square feet.
Asia Pacific Tire Manufacturing Facilities. Asia Pacific Tire (including SPT) owns and operates 11 tire plants in 10 countries, including 2 aviation retread plants. These facilities have floor space aggregating approximately 6.3 million square feet.
Engineered Products Manufacturing Facilities. Engineered Products owns (or leases with the right to purchase at a nominal price) 30 facilities, 8 located within the United States and 22 international locations throughout 10 other countries. These facilities have floor space aggregating approximately 6.1 million square feet. Certain facilities manufacture more than one group of products. The facilities include:
In the United States, Mexico and Canada —
• 7 hose products plants
• 3 conveyor belting plants
• 3 molded rubber products plants
• 3 power transmission products plants
• 1 air springs plant
In Latin America —
• 1 air springs plant
• 3 hose products plants
• 1 power transmission products plant
• 1 conveyor belt plant
• 1 textile mill
• 1 film plant
In Europe —
• 1 air springs plant
• 1 power transmission products plant
In Asia Pacific —
• 1 conveyor belting plant
• 1 hose products plant
In Africa —
• 1 conveyor belting and power transmission products plant
Plant Utilization. Our worldwide tire capacity utilization rate was approximately 86% during 2005, compared to approximately 88% during 2004 and 2003, respectively. We expect to have production capacity sufficient to satisfy presently anticipated demand for our tires and other products.
Other Facilities. We also own and operate four research and development facilities and technical centers, and four tire proving grounds. We also operate approximately 1,850 retail outlets for the sale of our tires to consumers, approximately 65 tire retreading facilities and approximately 195 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 8, Properties and Plants and No. 9, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.

Heatway Litigation and Settlement
On June 4, 2004, we entered into an amended settlement agreement in Galanti et al. v. Goodyear (Case No. 03-209, United States District Court, District of New Jersey) that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II, that we supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat.
      On October 19, 2004, the Galanti court gave final approval to the amended settlement. As a result, we made $100 million of cash contributions to a settlement fund through 2005. We will make additional payments of $15 million, $15 million and $20 million in 2006, 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $174 million received from insurance contributions to a settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.
      Approximately 41 sites ultimately opted-out of the settlement. Nine of these sites are the subject of the one case pending against us that has yet to go to trial, Bloom et al. v. Goodyear (Case No. 05-CV-1317, United States District Court for the District of Colorado). A portion of the remaining 32 opt-outs may file actions against us in the future. Although any liability resulting from Bloom, the remaining opt-outs or the three actions described below will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.

•	Malek, et al. v. Goodyear (Case No. 02-B-1172, United States District Court for the District of Colorado), a case involving 25 homesites, in which a federal jury awarded the plaintiffs aggregate damages of $8.1 million of which 40% was allocated to us. Subsequent to the jury verdict, an additional $4.8 million in prejudgment interest was awarded to the plaintiffs, all of which was allocated to us.

•	Holmes v. Goodyear (Case No. 98CV268-A, District Court, Pitkin County, Colorado), a case involving one site in which the jury awarded the plaintiff $633,000 in damages, of which the jury allocated 20% to us. The plaintiff was also awarded $368,000 in prejudgment interest and costs, all of which was allocated to us.

•	Cross Mountain Ranch, LP v. Goodyear (Case No. 04CV105, District Court, Routt County, Colorado), a case involving one site in which a jury awarded the plaintiff approximately $450,000 in damages. No decision has been made with respect to the amount, if any, of prejudgment interest to be awarded to the plaintiff.
      During 2005, we reached resolution of Goodyear v. Vista Resorts, Inc. (Case No. 02CA1690, Colorado Court of Appeals), an action involving five homesites. After exhausting our appeals in Vista, we paid the plaintiffs $25.6 million in satisfaction of the judgment. This liability was not covered by the amended settlement.
      We also remain subject to the following two actions:

•	Sumerel et al. v. Goodyear et al. (Case No. 02CA1997, Colorado Court of Appeals), a case involving six sites in which a judgment was entered against us in the amount of $1.3 million plus interest and costs; and

•	Loughridge v. Goodyear and Chiles Power Supply, Inc. (Case No. 98-B-1302, United States District Court for the District of Colorado), a case in which a federal jury awarded 34 homeowners aggregate damages of $8.2 million, 50% of which was allocated to us. The plaintiffs were also awarded an additional $5.7 million in prejudgment interest, all of which was allocated to us.
      Any liability arising out of Sumerel or Loughridge will not be covered by the amended settlement nor will we be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions.
      We are pursuing appeals of Malek, Holmes, Sumerel and Loughridge and may appeal Cross Mountain Ranch. We expect that except for liabilities associated with these five cases, Vista, Bloom and the remaining sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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

Japan Investigation
On June 17, 2004, we became aware that the Japan Fair Trade Commission had commenced an investigation into alleged unfair business practices by several tire manufacturers and distributors in Japan that supply tires to the Japan National Defense Agency. One of the companies investigated was Goodyear Wingfoot KK, a subsidiary of ours. In January 2006, Goodyear Wingfoot KK was assessed a fine of approximately $37,000 by the Japan Fair Trade Commission as a result of the investigation.

SEC Investigation
On October 22, 2003, we announced that we would restate our financial results for the years ended 1998 through 2002 and for the first and second quarters of 2003. Following this announcement, the SEC advised us that they had initiated an informal inquiry into the facts and circumstances related to the restatement. On February 5, 2004, the SEC advised us that it had approved the issuance of a formal order of investigation. The order authorized an investigation into possible violations of the securities laws related to the restatement and previous public filings. On August 16, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC. The Wells Notice states that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against us for alleged violations of provisions of the Securities Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures, and the periodic SEC filing requirements, as set forth in Sections 13(a) and 13(b)(2)(A) and (B) of the Act and SEC Rules 12b-20, 13a-13 and 13a-15(a). The alleged violations relate to the account reconciliation matters giving rise to our initial decision to restate in October 2003. We have also been informed that Wells Notices have been issued to a former chief financial officer and a former chief accounting officer of ours. We continue to cooperate with the SEC in connection with this matter, the outcome of which cannot be predicted at this time.

Securities Litigation
On October 23, 2003, following the announcement of the restatement, a purported class action lawsuit was filed against us in the United States District Court for the Northern District of Ohio on behalf of purchasers of Goodyear common stock alleging violations of the federal securities laws. After that date, a total of 20 of these purported class actions were filed against us in that court. These lawsuits name as defendants several of Goodyear’s present or former officers and directors, including Goodyear’s current chief executive officer, Robert J. Keegan, Goodyear’s current chief financial officer, Richard J. Kramer, and Goodyear’s former chief financial officer, Robert W. Tieken, and allege, among other things, that Goodyear and the other named defendants violated federal securities laws by artificially inflating and maintaining the market price of Goodyear’s securities. Five derivative lawsuits were also filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio and two similar derivative lawsuits originally filed in the Court of Common Pleas for Summit County, Ohio were removed to federal court. The derivative actions are against present and former directors, Goodyear’s present and former chief executive officers and Goodyear’s former chief financial officer and allege, among other things, breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. The plaintiffs in the federal derivative actions also allege violations of Section 304 of the Sarbanes-Oxley Act of 2002, by certain of the named defendants. Finally, at least 11 lawsuits have been filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear asserting breach of fiduciary claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. The plaintiffs’ claims in these actions arise out of the same events and circumstances upon which the securities class actions and derivative actions are based. All of these actions have been consolidated into three separate actions before the Honorable Judge John Adams in the United States District Court for the Northern District of Ohio. On June 28 and July 16, 2004, amended complaints were filed in each of the three consolidated actions. The amended complaint in the purported ERISA class action added certain current and former directors and associates of Goodyear as additional defendants and the Northern Trust Company was subsequently dismissed without prejudice from this action. On November 15, 2004, the defendants filed motions to dismiss all three consolidated cases and the Court is considering these motions. While Goodyear believes these claims are without merit and intends to vigorously defend them, it is unable to predict their outcome.

Asbestos Litigation
We are currently one of several (typically 50 to 80) defendants in civil actions involving approximately 125,500 claimants (as of December 31, 2005) relating to their alleged exposure to materials containing asbestos in products manufactured by us or asbestos materials at our facilities. These cases are pending in various state courts, including primarily courts in California, Florida, Illinois, Maryland, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas and West Virginia, and in certain federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $22 million during 2005. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Engineered Products Antitrust Investigation
The Antitrust Division of the United States Department of Justice is conducting a grand jury investigation concerning the closure of a portion of our Bowmanville, Ontario conveyor belting plant announced in October 2003. In that connection, the Division has sought documents and other information from us and several associates. The plant was part of our Engineered Products division and originally employed approximately 120 people. Although we do not believe that we have violated the antitrust laws, we are cooperating with the Department of Justice.

DOE Facility Litigation
On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al. (Case No. C-1-90-450), was filed in the United States District Court for the Southern District of Ohio by Teresa Boggs and certain other named plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Department of Energy located in Pike County, Ohio (the “DOE Plant”), against Divested Atomic Corporation (“DAC”), the successor by merger of Goodyear Atomic Corporation (“GAC”), Goodyear, and Lockheed Martin Energy Systems (“LMES”). GAC operated the DOE Plant for several years pursuant to a series of contracts with the DOE until LMES assumed operation of the DOE Plant on November 16, 1986. The plaintiffs allege that the operators of the DOE Plant contaminated certain areas near the DOE Plant with radioactive and/or other hazardous materials causing property damage and emotional distress. Plaintiffs claim $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against DAC, Goodyear and LMES on behalf of approximately 276 persons who currently reside, or in the past resided, near the DOE Plant. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run-off from the DOE Plant, that DAC (and, therefore, Goodyear) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and (iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million in punitive damages, other unspecified legal and equitable remedies, costs, expenses and attorney’s fees.

Notice of Violation
In November 2005, the Texas Commission on Environmental Quality (“TCEQ”) notified Goodyear that it was pursuing an enforcement action in connection with alleged violations of state air emission standards at Goodyear’s Beaumont, Texas chemical facility. The violations are alleged to have occurred between November 2003 and June 2005. TCEQ is seeking a penalty of approximately $350,000. Goodyear is currently negotiating a resolution of this matter with the TCEQ.

Other Matters
In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 17, Commitments and Contingent Liabilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 17, 2006, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	58
Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of the Company on October 3, 2000, and President and Chief Executive Officer of the Company effective January 1, 2003. Effective June 30, 2003, he became Chairman. He is the principal executive officer of the Company. Prior to joining Goodyear, Mr. Keegan held various marketing, finance and managerial positions at Eastman Kodak Company from 1972 through September 2000, including Vice President from July 1997 to October 1998, Senior Vice President from October 1998 to July 2000 and Executive Vice President from July 2000 to September 2000 Mr. Keegan is a Class II director.

Jonathan D. Rich	President, North American Tire	50
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

Arthur de Bok	President, European Union Business	43
Mr. de Bok was appointed President, European Union Business on September 16, 2005, and was elected to that position on October 4, 2005. After joining Goodyear on December 31, 2001, Mr. de Bok served in various managerial positions in Goodyear’s European operations. Prior to joining Goodyear, Mr. de Bok served in various marketing and managerial posts for The Proctor & Gamble Company from 1989 to 2001. Mr. de Bok is the executive officer responsible for Goodyear’s tire operations in Western Europe.

Name	Position(s) Held	Age

Jarro F. Kaplan	President, Eastern Europe, Middle East and Africa Business	58
Mr. Kaplan served in various development and sales and marketing managerial posts until he was appointed Managing Director of Goodyear Turkey in 1993 and thereafter Managing Director of Goodyear Great Britain Limited in 1996. He was appointed Managing Director of Deutsche Goodyear in 1999. On May 7, 2001, Mr. Kaplan was elected President, Eastern Europe, Middle East and Africa Business and is the executive officer responsible for Goodyear’s tire operations in Eastern Europe, the Middle East and Africa. Goodyear employee since 1969.

Eduardo A. Fortunato	President, Latin American Region	52
Mr. Fortunato served in various international managerial, sales and marketing posts with Goodyear until he was elected President and Managing Director of Goodyear Brazil in 2000. On November 4, 2003, Mr. Fortunato was elected President, Latin American Region. Mr. Fortunato is the executive officer responsible for Goodyear’s tire operations in Mexico, Central America and South America. Goodyear employee since 1975.

Pierre Cohade	President, Asia Pacific Region	44
Mr. Cohade joined Goodyear in October 2004 and was elected President, Asia Pacific Region on October 5, 2004. Mr. Cohade is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the Western Pacific. Prior to joining Goodyear, Mr. Cohade served in various finance and managerial posts with the Eastman Kodak Company from 1985 to 2001, including chairman of Eastman Kodak’s Europe, Africa, Middle East and Russian Region from 2001 to 2003. From February 2003 to April 2004, Mr. Cohade served as the Executive Vice President of Groupe Danone’s beverage division.

Timothy R. Toppen	President, Engineered Products	50
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

Lawrence D. Mason	President, Consumer Tires, North American Tire	45
Mr. Mason joined Goodyear on October 7, 2003 and was elected President, North American Tire Consumer Business effective October 13, 2003. Mr. Mason is the executive officer responsible for the business activities of Goodyear’s consumer tire business in North America. Prior to joining Goodyear, Mr. Mason was employed by Huhtamaki — Americas as Division President of North American Foodservice and Retail Consumer Products from 2002 to 2003 From 1983 to 2001, Mr. Mason served in various sales and managerial posts with The Procter & Gamble Company.

Richard J. Kramer	Executive Vice President and Chief Financial Officer	42
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance On April 10, 2000, Mr. Kramer was elected Vice President—Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Effective August 28, 2003 he was appointed and on October 7, 2003 he was elected Senior Vice President, Strategic Planning and Restructuring. He was elected Executive Vice President and Chief Financial Officer on June 1, 2004. Mr. Kramer is the principal financial officer of the Company. Prior to joining Goodyear, Mr. Kramer was an associate of PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Name	Position(s) Held	Age

Joseph M. Gingo	Executive Vice President, Quality Systems and Chief Technical Officer	61
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

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	62
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

Charles L. Sinclair	Senior Vice President, Global Communications	54
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

Christopher W. Clark	Senior Vice President, Global Sourcing	54
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

Kathleen T. Geier	Senior Vice President, Human Resources	49
Ms. Geier served in various managerial and human resources posts until July 1, 2002 when she was appointed and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities worldwide. Goodyear employee since 1978.

Darren R. Wells	Senior Vice President, Business Development and Treasurer	40
Mr. Wells joined Goodyear on August 1, 2002 and was elected Vice President and Treasurer on August 6, 2002. On May 11, 2005, Mr. Wells was named Senior Vice President, Business Development and Treasurer. Mr. Wells is the executive officer responsible for Goodyear’s treasury operations, risk management and pension asset management activities as well as its worldwide business development activities. Prior to joining Goodyear, Mr. Wells served in various financial posts with Ford Motor Company units from 1989 to 2000 and was the Assistant Treasurer of Visteon Corporation from 2000 to July 2002.

Name	Position(s) Held	Age

Thomas A. Connell	Vice President and Controller	57
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

Donald D. Harper	Vice President	59
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

William M. Hopkins	Vice President	61
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

Isabel H. Jasinowski	Vice President	57
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. Goodyear employee since 1981.

Gary A. Miller	Vice President	59
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
The principal market for Goodyear’s common stock is the New York Stock Exchange (Stock Exchange Symbol GT).
      Information relating to the high and low sale prices of shares of Goodyear’s common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 135, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (S&P) corporate rating improve to Ba2 or better and BB or better, respectively. The Company has not declared any cash dividends in the three most recent fiscal years. At December 31, 2005, there were 26,225 record holders of the 176,509,751 shares of Goodyear’s common stock then outstanding.
      The following table presents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2005. These shares were delivered to Goodyear by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs

10/1/05-10/31/05	—	—	—	—
11/1/05-11/30/05	—	—	—	—
12/1/05-12/31/05	24,122	$17.18	—	—

Total	24,122	$17.18	—	—

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,

	2005	2004	2003	2002	2001
(In millions, except per share amounts)
Net Sales	$19,723	$18,353	$15,102	$13,828	$14,140
Income (Loss) before Cumulative Effect of Accounting Change	$239	$115	$(807)	$(1,247)	$(255)
Cumulative Effect of Accounting Change	(11)	—	—	—	—

Net Income (Loss)	$228	$115	$(807)	$(1,247)	$(255)

Net Income (Loss) Per Share — Basic
Income (Loss) before Cumulative Effect of Accounting Change	$1.36	$0.65	$(4.61)	$(7.47)	$(1.59)
Cumulative Effect of Accounting Change	(0.06)	—	—	—	—

Net Income (Loss) Per Share — Basic	$1.30	$0.65	$(4.61)	$(7.47)	$(1.59)

Net Income (Loss) Per Share — Diluted
Income (Loss) before Cumulative Effect of Accounting Change	$1.21	$0.63	$(4.61)	$(7.47)	$(1.59)
Cumulative Effect of Accounting Change	(0.05)	—	—	—	—

Net Income (Loss) Per Share — Diluted	$1.16	$0.63	$(4.61)	$(7.47)	$(1.59)

Dividends Per Share	$—	$—	$—	$0.48	$1.02
Total Assets	15,627	16,101	14,285	12,461	13,565
Long Term Debt and Capital Leases due Within One Year	448	1,010	114	370	110
Long Term Debt and Capital Leases	4,742	4,443	4,826	2,990	3,203
Shareholders’ Equity (Deficit)	73	74	(33)	221	2,597

(1)	Refer to “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Net Income in 2005 included net after-tax charges of $68 million, or $0.33 per share-diluted, due to reductions in production resulting from the impact of hurricanes, fire loss recovery, favorable settlements with certain chemical suppliers, rationalizations, receipt of insurance proceeds for an environmental insurance settlement, general and product liability — discontinued products, asset sales, write-off of debt fees, the cumulative effect of adopting FIN 47, and the impact of certain tax adjustments.

(3)	Net sales in 2004 increased $1 billion resulting from the consolidation of two businesses in accordance with FASB Interpretation No. 46R (revised December 2003) “Consolidation of Variable Interest Entities” (FIN 46R). Net Income in 2004 included net after-tax charges of $154 million, or $0.80 per share-diluted, for rationalizations and related accelerated depreciation, general and product liability-discontinued products, insurance fire loss deductibles, external professional fees associated with an accounting investigation, and asset sales. Net income in 2004 also included net after-tax benefits of $239 million, or $1.24 per share-diluted, from an environmental insurance settlement, net favorable tax adjustments and a favorable lawsuit settlement.

(4)	Net Loss in 2003 included net after-tax charges of $516 million, or $2.93 per share-diluted, for rationalizations, general and product liability-discontinued products, accelerated depreciation and asset write-offs, net favorable tax adjustments, and an unfavorable settlement of a lawsuit. In addition, we recorded account reconciliation adjustments related to Engineered Products in the restatements totaling $19 million or $0.11 per share in 2003.

(5)	Net Loss in 2002 included net after-tax charges of $24 million, or $0.14 per share-diluted, for general and product liability — discontinued products, asset sales, rationalizations, and the write-off of a miscellane-

ous investment. Net loss in 2002 also included a non-cash charge of $1.2 billion, or $7.31 per share-diluted, to establish a valuation allowance against net federal and state deferred tax assets.

(6)	Net Loss in 2001 included net after-tax charges of $187 million, or $1.18 per share-diluted, for rationalizations, asset sales, general and product liability — discontinued products, rationalization costs at an equity affiliate and costs related to a tire replacement program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognizable brand names in the world. We have a broad global footprint with 102 manufacturing facilities in 29 countries. We operate our business through six operating segments: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire; and Engineered Products.
      Since 2003 we have been implementing a turnaround strategy aimed at cost reductions, productivity improvements, capital structure improvements and new product developments. Throughout 2005 we continued to make progress on this strategy. In 2005 we recorded net income of $228 million compared to net income of $115 million in the comparable period of 2004. In addition, in 2005 our total segment operating income increased to nearly $1.2 billion from $946 million in 2004, reflecting an increase in segment operating income in all five of our tire segments. Total segment operating margin also improved to 5.9% in 2005 from 5.2% in 2004. See “Results of Operations — Segment Information” for additional information. Although segment operating margin in North American Tire also improved in 2005 to 1.8% from 0.9% in 2004, segment operating margin for North American Tire continues to lag behind that of our other tire segments. The improvement was driven by our strategy to focus on the higher value replacement market and being more selective in the OE market, strong performance of high performance and premium branded tires, our ability to recover higher raw material costs through pricing actions and the results of our cost reduction programs. To extend and enhance our turnaround strategy, in September 2005 we announced additional cost reduction initiatives we plan to implement over the next several years. The initiatives include reducing our high-cost manufacturing capacity by between 8 percent and 12 percent resulting in anticipated annual savings of between $100 million and $150 million. In connection with the reduction in manufacturing capacity, we anticipate incurring cash restructuring charges of approximately $150 million to $250 million over the next three years.
      In 2005, we continued our transformation to a market-driven, consumer-focused company with the introduction in North America of the Fortera featuring TripleTred Technology, a premium SUV tire incorporating the same technology we introduced with the successful launch of our Assurance line of tires in 2004. In Europe, we introduced two new high performance winter tires, the Goodyear Ultra Grip 7 and Dunlop SP Winter Sport 3D, both of which have received highly favorable consumer reviews.
      We also continued to make progress on our capital structure improvement plan in 2005 with the completion of three asset dispositions: (i) the sale of our Indonesian natural rubber plantation at a sale price of approximately $70 million, (ii) the sale of our Wingtack adhesive resin business in which we received approximately $55 million in cash and retained about $10 million in working capital, and (iii) the sale of the assets of our North American farm tire business to Titan International for approximately $100 million. We also announced that we are exploring the possible sale of our Engineered Products business. We also successfully lengthened a significant portion of our debt maturities with the refinancing of our primary credit facilities in April 2005. While these and other activities have improved our liquidity position, we continue to review potential divestitures of other non-core assets and other financing options, including the issuance of additional equity.
      As a result of our focus on the higher margin replacement products, in 2005 we estimate that we had a slight increase in share of sales of replacement tires compared to 2004. In the OE market we estimate that our share of sales increased primarily as a result of gains in our international markets. In 2006, we estimate that industry volume for OE and replacement tires in the European Union will be flat. In North America, we estimate volume growth of about 5% for commercial OE tires and a slight decrease in volume for consumer OE tires. We also anticipate approximately 2% of growth in industry volume in both consumer and commercial replacement tires.

      While our operating results continued to improve in 2005, we continue to face several challenges, including rising raw material costs (for the full year 2005 raw material costs increased approximately 11% compared to 2004), currency fluctuations, increasing competition from low-cost manufacturers, a high level of debt and significant pension funding requirements, including domestic pension funding obligations in 2006 of as much as $750 million. Subject to the outcome of pending legislation, our domestic pension obligations are expected to peak in 2006. However, we anticipate being subject to significant required pension funding obligations in 2007 and beyond. Our ability to successfully implement our turnaround strategy will depend, in large part, on our ability to address and manage these challenges. In the fourth quarter of 2005, our segment operating income declined slightly compared to the prior year. This reduction was primarily due to the impact of the hurricanes, higher than expected raw material costs and production adjustments to reduce tire inventories, particularly in Europe and Latin America.
      In the fall of 2005, we implemented temporary reductions in production at our North American Tire facilities due to disruptions in the supply of certain raw materials resulting from the impact of Hurricanes Katrina and Rita. The hurricanes had an adverse impact of approximately $31 million on our results of operations in 2005 ($21 million of which related to the fourth quarter) primarily reflecting the unabsorbed fixed costs related to the temporary closures of our chemical plants on the Texas Gulf Coast and production cuts at our North American Tire plants as well as the impairment of certain assets, and loss of inventories.
      Out-of-period adjustments totaled $8 million in after-tax income in the fourth quarter of 2005 and primarily related to income taxes. Of this amount, $3 million relates to prior quarters of 2005. For the year ended December 31, 2005 we recorded approximately $3 million in net after-tax expense relating to prior periods.
      We remain subject to a Securities and Exchange Commission (SEC) investigation into the facts and circumstances surrounding the restatement of our historical financial statements. In connection with this investigation, we received a “Wells Notice” from the staff of the SEC in August 2005. The Wells Notice is described more fully in “Legal Proceedings” in Item 3 of Part I of this Form 10-K. Also as described in Item 9A of this Form 10-K, we remediated two material weaknesses in our internal control over financial reporting and have determined that our internal control over financial reporting was effective as of December 31, 2005.
      Beginning in 2006 we will be working with the United Steelworkers of America (“USW”) to extend or renegotiate the master collective bargaining agreement that covers approximately 13,600 employees in the United States and expires in July 2006. The outcome of these collective bargaining negotiations cannot presently be determined. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages that could have a material adverse impact on our consolidated results of operations, financial positions and liquidity.
      Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or the OE industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market and we may not be able to continue improving our product mix. Our future results of operations are also dependent on our ability to (i) successfully implement cost reduction programs to address, among other things, higher wage and benefit costs, and (ii) where necessary, reduce excess manufacturing capacity. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the economies in which we operate. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including natural disasters, war, acts of terror and civil obstructions. For additional factors that may impact our business and results of operations please see “Risk Factors” at page 11.

RESULTS OF OPERATIONS — CONSOLIDATED

(All per share amounts are diluted)
2005 Compared to 2004
Net Sales
Net sales in 2005 were $19.7 billion, increasing $1.4 billion or 7% compared to 2004. Net income of $228 million, or $1.16 per share, was recorded in 2005 compared to net income of $115 million, or $0.63 per share in 2004.
      Net sales in 2005 for our tire segments were impacted favorably by price and product mix by approximately $737 million, primarily related to price increases to offset higher raw material costs, higher volume of approximately $186 million and foreign currency translation of approximately $175 million. Sales also increased approximately $158 million due to improvements in the Engineered Products Division, primarily related to improved price and product mix of $65 million, increased volume of $59 million and foreign currency translation of $35 million.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,

	2005	2004	% Change
(In millions of tires)
Replacement Units
North American Tire (U.S. and Canada)	71.2	70.8	0.5%
International	90.8	88.8	2.2%

Total	162.0	159.6	1.5%

OE Units
North American Tire (U.S. and Canada)	30.7	31.7	(3.3)%
International	33.7	32.0	5.5%

Total	64.4	63.7	1.1%

Goodyear worldwide tire units	226.4	223.3	1.4%

Worldwide replacement unit sales in 2005 increased from 2004 due primarily to improvements in European Union Tire. OE unit sales in 2005 increased from 2004 due primarily to improvements in Asia Pacific Tire, Latin American Tire and Eastern Europe Tire.
Cost of Goods Sold
Cost of goods sold (CGS) was $15.8 billion in 2005, an increase of $1.1 billion, or 7% compared to the 2004 period. CGS decreased to 80.0% of sales in 2005 compared to 80.1% in 2004. CGS for our tire segments in 2005 increased due to higher raw material costs of approximately $526 million, higher volume of approximately $146 million, product mix-related manufacturing cost increases of approximately $141 million and foreign currency translation of approximately $71 million. Partially offsetting these increases were decreased costs of $37 million from rationalization activities and $42 million of lower other post-employment benefit costs (OPEB). Also included in these costs were $21 million of hurricane related expenses. CGS also increased by $168 million in the Engineered Products Division primarily related to higher conversion costs of $33 million, increased raw material costs of $30 million, increased foreign currency translation of $28 million, higher volume of $26 million and $21 million of mix.
      Research and development expenditures are expensed in CGS as incurred and were $365 million in 2005, compared to $364 million in 2004. Research and development expenditures in 2006 are expected to be approximately $360 million to $370 million.

Selling, Administrative and General Expense
Selling, administrative and general expense (SAG) was $2.9 billion in 2005, an increase of $42 million or 1% compared to 2004. SAG in 2005 was 14.6% of sales, compared to 15.4% in 2004. The increase in our tire segments was driven primarily by wage and benefits expenses that increased by nearly $46 million, which included an OPEB savings of $11 million, when compared to 2004. Foreign currency translation, primarily in Latin American Tire, increased SAG in 2005 by approximately $14 million. In addition, SAG increased by $16 million due to our acquisition and consolidation of the remaining 50% interest of a Swedish retail subsidiary during the third quarter of 2004. $10 million of costs related to hurricanes also impacted SAG in 2005. SAG in 2005 included expenses for professional fees associated with the restatement and SEC investigation as well as costs for Sarbanes-Oxley compliance. These costs decreased $26 million and $11 million, respectively from 2004 levels. In addition, rationalization activities decreased SAG by $8 million.
Interest Expense
Interest expense increased by $42 million in 2005 from $369 million in 2004, primarily as a result of higher average interest rates, debt levels and interest penalties. We expect interest expense to increase in 2006 primarily due to higher interest rates.
Other (Income) and Expense
Other (income) and expense was $70 million of expense in 2005, an increase of $47 million compared to $23 million of expense in 2004. Income from settlements with certain insurance companies related to environmental insurance coverage decreased $128 million in 2005 from 2004. General and product liability-discontinued product expense decreased $44 million from 2004 primarily due to $32 million of insurance settlements received in 2005. 2005 also included greater net losses on asset sales of $32 million, primarily due to the $73 million loss on the sale of the Farm Tire business in North American Tire. These factors were partially offset by insurance recoveries in 2005 related to fire losses experienced in 2004 at company facilities in Germany, France and Thailand, which reduced expenses by $26 million from 2004. Interest income increased $25 million in 2005 due to higher average cash balances and higher interest rates, and income from equity in earnings of affiliates increased by $3 million in 2005. Expense from financing fees and financial instruments decreased $8 million compared to 2004.
      For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other (Income) and Expense.
Income Taxes
For 2005, we recorded tax expense of $250 million on income before income taxes and cumulative effect of accounting change and minority interest in net income of subsidiaries of $584 million. For 2004, we recorded tax expense of $208 million on income before income taxes and minority interest in net income of subsidiaries of $381 million.
      The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
      Income tax expense in 2005 and 2004 includes net favorable tax adjustments totaling $27 million and $60 million, respectively. These adjustments related primarily to the release of certain foreign valuation allowances for 2005 and primarily for the settlement of prior years’ tax liabilities in 2004.
      The American Job Creation Act of 2004 (the Act) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer and in a U.S. tax loss position, this change did not have a material impact on our income tax provision for 2005. It also provided for a special one-time tax deduction of 85% of certain foreign earnings that were repatriated no later than 2005. We evaluated the effects of this provision in light of our 2005 U.S. loss position and determined not to repatriate under the provisions of the Act as it would not provide a tax benefit to us.

      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2005, we had not recognized tax benefits of approximately $157 million ($118 million net of minority interest in net income of subsidiaries) relating to the reorganization of certain legal entities in 2001, which is the subject of a tax examination that could be settled in 2006. Pursuant to the reorganization, our tax payments have been reduced by approximately $67 million through December 31, 2005. Should the ultimate outcome be unfavorable, we would be required to make a cash payment, with interest, for all tax benefits claimed as of that date.
      For further information, refer to the Note to the Consolidated Financial Statements No. 13, Income Taxes.
Rationalization Activity
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. We recorded net rationalization costs of $11 million in 2005 and $56 million in 2004.

2005
Rationalization charges in 2005 consisted of manufacturing associate reductions, retail store reductions, IT associate reductions, and a sales function reorganization in European Union Tire; manufacturing and administrative associate reductions in Eastern Europe Tire; sales, marketing, and research and development associate reductions in Engineered Products; and manufacturing and corporate support group associate reductions in North American Tire.
      For 2005, $11 million of net charges were recorded, which included $29 million of new rationalization charges. The charges were partially offset by $18 million of reversals of rationalization charges no longer needed for their originally-intended purposes. The $18 million of reversals consisted of $11 million of associate-related costs for plans initiated in 2004 and 2003, and $7 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $29 million of new charges primarily represented associate-related costs and consist of $26 million for plans initiated in 2005 and $3 million for plans initiated in 2004 and 2003. Approximately 900 associates will be released under the programs initiated in 2005, of which approximately 425 were released by December 31, 2005.
      In 2005, $35 million was incurred primarily for associate severance payments, $1 million for cash pension settlement benefit costs, $1 million for non-cash pension and postretirement special termination benefit costs, and $8 million was incurred primarily for non-cancelable lease costs.
      The accrual balance of $34 million at December 31, 2005 includes approximately $10 million related to long-term non-cancelable lease costs and approximately $24 million of employee severance and other costs that are expected to be substantially utilized within the next twelve months.

2004
2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million. The net charges included reversals of $39 million related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million. Included in the $95 million of new charges was $77 million for plans initiated in 2004. Approximately 1,165 associates will be released under programs initiated in 2004, of which approximately 1,085 have been released to date (445 in 2005 and 640 in 2004). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, including $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million of non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million for non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

General
In 2006, we estimate savings of approximately $39 million (approximately $25 million in CGS and approximately $14 million in SAG) for plans initiated in 2005. The savings realized in 2005 for the 2005 plans totaled approximately $4 million. We estimate that CGS and SAG were reduced in 2005 by approximately $19 million and $26 million, respectively, as a result of the implementation of the 2004 plans. 2005 savings related to 2004 rationalization activities did not achieve expected levels primarily due to plan changes and implementation delays.
      For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Cumulative Effect of Accounting Change
We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) on December 31, 2005. FIN 47 requires that the fair value of a liability for an asset retirement obligation (ARO) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. Our AROs are primarily associated with the cost of removal and disposal of asbestos.
      Upon adoption of FIN 47, on December 31, 2005, we recognized a non-cash cumulative effect charge of approximately $11 million, net of taxes and minority interest of $3 million.
2004 compared to 2003
Net Sales
Net sales in 2004 were $18.4 billion, an increase of $3.3 billion compared to 2003. Net income of $115 million, or $0.63 per share, was recorded in 2004. A net loss of $807 million, or $4.61 per share, was recorded in 2003. The 2004 net sales increase was primarily related to the consolidation of two affiliates deemed to be variable interest entities, SPT and Tire & Wheels Assemblies (T&WA), in January 2004. The consolidation of these businesses increased net sales in 2004 by approximately $1.2 billion. Additionally, in our tire segments improved price and product mix improvements, primarily in North American Tire, increased 2004 net sales by approximately $762 million. Higher unit volume in North American Tire, Latin American Tire, Eastern Europe Tire and European Union Tire had a favorable impact on 2004 net sales of approximately $412 million. Currency translation, mainly in Europe, favorably affected 2004 net sales by approximately $507 million. Sales also increased approximately $267 million due to improvements in the Engineered Products Division, primarily related to improved volume of $194 million, price and product mix of $37 million and currency translation of approximately $35 million.

      The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,

	2004	2003	% Change
(In millions of tires)
Replacement Units
North American Tire (U.S. and Canada)	70.8	68.6	3.2%
International	88.8	82.0	8.3%

Total	159.6	150.6	6.0%

OE Units
North American Tire (U.S. and Canada)	31.7	32.6	(2.6)%
International	32.0	30.3	5.4%

Total	63.7	62.9	1.2%

Goodyear worldwide tire units	223.3	213.5	4.6%

Worldwide replacement unit sales in 2004 increased from 2003, due primarily to the consolidation of SPT and improvement in North American Tire, Latin American Tire and Eastern Europe Tire. OE unit sales in 2004 increased from 2003 due primarily to the consolidation of SPT and improvement in Eastern Europe Tire, Latin American Tire and European Union Tire.
Cost of Goods Sold
Cost of goods sold (CGS) was $14.7 billion in 2004, an increase of $2.2 billion compared to 2003. CGS was 80.1% of sales in 2004, compared to 82.7% in 2003. CGS in 2004 increased by approximately $1.0 billion due to the previously mentioned consolidation of SPT and T&WA in accordance with FIN 46R. CGS for our tire segments in 2004 increased by approximately $310 million in 2004 due to higher volume and approximately $382 million due to currency translation, primarily in Europe. Manufacturing costs related to changes in product mix increased 2004 CGS by approximately $175 million. In addition, 2004 raw material costs increased by approximately $268 million, although conversion costs were flat. Savings from rationalization programs totaling approximately $107 million favorably affected CGS in 2004. CGS in 2004 also includes a fourth quarter benefit of approximately $23 million resulting from a settlement with certain suppliers of various raw materials. CGS also increased $183 million in the Engineered Products Division primarily related to higher volume of $119 million and translation of $27 million.
      Research and development expenditures were $364 million in 2004, compared to $339 million in 2003.
Selling, Administrative and General Expense
Selling, administrative and general expense (SAG) was $2.8 billion in 2004, an increase of $0.5 billion compared to 2003. SAG in 2004 was 15.4% of sales, compared to 15.7% in 2003. SAG increased by approximately $200 million in 2004 due to the previously mentioned consolidation of SPT and T&WA in accordance with FIN 46R. SAG in 2004 included expenses of approximately $30 million for professional fees associated with the restatement and SEC investigation, and approximately $25 million for Sarbanes-Oxley compliance. Currency translation, in our tire segments, primarily in Europe, increased SAG in 2004 by approximately $98 million. Advertising expenses were approximately $46 million higher due in part to the launch of the Assurance tire in North America, and wage and benefit costs rose by approximately $46 million. SAG in 2004 benefited from approximately $28 million in savings from rationalization programs.
Interest Expense
Interest expense in 2004 was $369 million, an increase of $73 million compared to $296 million in 2003. Interest expense increased in 2004 from 2003 due to higher average debt levels, higher average interest rates and the April 1, 2003 restructuring and refinancing of our credit facilities.

Other (Income) and Expense
Other (income) and expense was $23 million of expense in 2004, a decrease of $294 million compared to $317 million of expense in 2003. The decrease in expense was primarily due to settlements with certain insurance companies related to environmental insurance coverage which provided additional income of $157 million in 2004. General and product liability-discontinued product net expense in 2004 related to Entran II decreased $138 million and net expense from asbestos claims increased by $53 million. Expense from insurance fire deductible in 2004 was $12 million related to fires in 2004 at company facilities in Germany, France and Thailand. Net loss on asset sales decreased $21 million in 2004, primarily related to a loss of $18 million on the sale of 20,833,000 shares of common stock of Sumitomo Rubber Industries, Ltd. in 2003. Equity in earnings of affiliates increased $23 million in 2004, primarily due to improved results at Rubbernetwork.com and the consolidation of SPT. Our share of losses at SPT was included in 2003 in Equity in earnings of affiliates.
Income Taxes
For 2004, we recorded tax expense of $208 million on income before income taxes and minority interest in net income of subsidiaries of $381 million. For 2003, we recorded tax expense of $117 million on a loss before income taxes and minority interest in net income of subsidiaries of $657 million.
      The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net U.S. Federal and state deferred tax assets.
      Income tax expense in 2004 includes net favorable tax adjustments totaling $60 million. These adjustments related primarily to the settlement of prior years’ tax liabilities.
Rationalization Activity
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. We recorded net rationalization costs of $56 million in 2004 and $291 million in 2003.

2004
2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million. The net charges included reversals of $39 million related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million. Included in the $95 million of new charges were $77 million for plans initiated in 2004. Approximately 1,165 associates will be released under programs initiated in 2004, of which approximately 1,085 associates have been released to date (445 in 2005 and 640 in 2004). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, including $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million of non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million for non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

2003
In 2003, net charges were recorded totaling $291 million. The net charges included reversals of $16 million related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $307 million. The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307 million of new charges, $175 million related to future cash outflows, primarily associate severance costs, and $132 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,300 associates have been released under the programs initiated in 2003, of which approximately 100 were exited in 2005, approximately 1,500 were exited during 2004 and approximately 2,700 were exited in 2003. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million.
      As part of the 2003 rationalization program, we closed our Huntsville, Alabama tire facility in the fourth quarter of 2003. Of the $307 million of new rationalization charges in 2003, approximately $138 million related to the Huntsville closure and were primarily for associate-related costs, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in charges to CGS of approximately $35 million for asset impairments and $85 million for accelerated depreciation and the write-off of spare parts. In addition, 2003 CGS included charges totaling approximately $8 million to write-off construction in progress related to the research and development rationalization plan, and approximately $5 million for accelerated depreciation on equipment taken out of service at European Union Tire’s facility in Wolverhampton, England.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The FASB has issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We early adopted SFAS 151 in 2005. The adoption of SFAS 151 did not have a significant impact on our results of operations or financial position.
      The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaced SFAS 123 and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the SEC approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested awards at the date of adoption. We will adopt SFAS 123R in the first quarter of 2006. In 2006, we will recognize approximately $15 million in expense for stock options, which were previously not expensed under APB 25.
      The FASB issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R” (FSP 123R-2) in October 2005. FSP 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123R, and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
      In June 2005, the FASB staff issued FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (EU). The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and FIN 47. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results could differ from those estimates. Significant estimates include:

•	general and product liability and other litigation,
•	workers’ compensation,
•	recoverability of goodwill and other intangible assets,
•	deferred tax asset valuation allowance and uncertain income tax positions, and
•	pension and other postretirement benefits.
      On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.
General and Product Liability and Other Litigation. General and product liability and other recorded litigation liabilities are recorded based on management’s analysis that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claim and were determined after review by counsel. Court rulings on our cases or similar cases could impact our assessment of the probability and estimate of our loss, which could have an impact on our reported results of operations, financial position and liquidity. We record insurance recovery receivables related to our litigation claims when it is probable we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos 1) in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or 2) in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts.
      We engage an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.

      A significant assumption in our estimated liability is that it represents our estimated liability through 2009, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $104 million at December 31, 2005 and $119 million at December 31, 2004. The portion of the liability associated with unasserted asbestos claims and related defense costs was $31 million at December 31, 2005 and $38 million at December 31, 2004. At December 31, 2005, our liability with respect to asserted claims and related defense costs was $73 million, compared to $81 million at December 31, 2004.
      We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and giving consideration to relevant factors, including the ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts.
      The valuation firm also assisted us in valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of December 31, 2005, (i) we had recorded a receivable related to asbestos claims of $53 million, compared to $108 million at December 31, 2004, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $9 million was included in Current Assets as part of Accounts and Notes receivable at December 31, 2005 and 2004.
      In addition to our asbestos claims, we are a defendant in various lawsuits related to our Entran II rubber hose product. During 2004, we entered into a settlement agreement to address a substantial portion of our Entran II liabilities. The claims associated with the plaintiffs that opted not to participate in the settlement will be evaluated in a manner consistent with our other litigation claims. We had recorded liabilities related to Entran II claims totaling $248 million at December 31, 2005 and $307 million at December 31, 2004.
Workers’ Compensation. We recorded liabilities, on a discounted basis, totaling $250 million and $231 million for anticipated costs related to workers’ compensation at December 31, 2005 and 2004, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. At December 31, 2005, the liability was discounted using the risk-free rate of return.
      For further information on general and product liability and other litigation, environmental matters and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 17, Commitments and Contingencies.
Recovery of Goodwill and Other Intangible Assets. Generally accepted accounting principles do not permit goodwill or other intangible assets with indefinite lives to be amortized. Rather, these assets must be tested annually for impairment. The impairment testing would have to be performed more frequently than on an annual basis as a result of the occurrence of a potential indicator of impairment.
      For purposes of our annual impairment testing, which is conducted during the third quarter each year, we determine the estimated fair values of our reporting units using a valuation methodology based upon an EBITDA multiple using comparable companies in the global automotive industry sector. The EBITDA multiple is adjusted if necessary to reflect local market conditions and recent transactions. The EBITDA of the reporting units are adjusted to exclude certain non-recurring or unusual items and corporate charges.

EBITDA is based upon a combination of historical and forecasted results. Significant decreases in EBITDA in future periods could be an indication of a potential impairment. Additionally, valuation multiples in the global automotive industry sector would have to decline in excess of 50% to indicate a potential goodwill impairment.
      Goodwill totaled $637 million and other intangible assets with indefinite lives totaled $110 million at December 31, 2005. We completed our 2005 annual valuation during the third quarter of 2005. The valuation indicated that there was no impairment of goodwill or other intangible assets with indefinite lives.
Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions. At December 31, 2005 and 2004, we had valuation allowances aggregating $2 billion against all of our net Federal and state and some of our foreign net deferred tax assets.
      The valuation allowance was calculated in accordance with the provisions of SFAS 109 which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S., and certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred tax assets under SFAS 109. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support realization of such assets.
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
Pensions and Other Postretirement Benefits. Our recorded liability for pensions and postretirement benefits other than pensions is based on a number of assumptions, including:

•	life expectancies,
•	retirement rates,
•	discount rates,
•	long term rates of return on plan assets,
•	future compensation levels,
•	future health care costs, and
•	maximum company-covered benefit costs.
      Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31 and is reviewed annually. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over periods of 15 years or more, asset class return expectations and long term inflation. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of our recorded net expenses for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods could be affected.

      The discount rate used in determining the total liability for our U.S. pension and postretirement plans was 5.50% at December 31, 2005, compared to 5.75% at December 31, 2004 and 6.25% for December 31, 2003. The decrease in the rate was due primarily to lower interest rates on long term highly rated corporate bonds. As a result, interest cost included in our net periodic pension cost decreased to $294 million in 2005, compared to $300 million in 2004 and $295 million in 2003. Interest cost included in our worldwide net periodic postretirement benefit cost was $149 million in 2005, compared to $188 million in 2004 and $174 million in 2003. Interest cost was lower in 2005 as a result of the reduction in the postretirement liability due to Medicare Part D. The weighted average remaining service period for employees covered by our U.S. plans is approximately 13 years.
      The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement obligation, shareholders’ equity, and 2006 expense to the indicated increase/decrease in key assumptions:

		+/ - Change at December 31, 2005

	Change	PBO/ABO	Equity	2006 Expense
(Dollars in millions)
Pensions:
Assumption:
Discount rate	+/- 0.5%	$340	$340	$30
Actual return on assets	+/- 1.0%	N/A	30	5
Estimated return on assets	+/- 1.0%	N/A	N/A	34
Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$103	N/A	$2
Health care cost trends — total cost	+/- 1.0%	11	N/A	1
The continuous decline in U.S. discount rates, have largely contributed to an unrecognized actuarial loss of $1,646 million in our U.S. pension plans as of December 31, 2005. For purposes of determining 2005 U.S. net periodic pension expense, our funded status was such that we recognized $86 million of the unrecognized actuarial loss in 2005. We will recognize approximately $95 million of unrecognized actuarial losses in 2006. Given no change to the assumptions at our December 31, 2005 measurement, actuarial loss recognition will remain at an amount near that to be recognized in 2006 over the next few years before it begins to gradually decline.
      The actual rate of return on our U.S. pension fund was 8.5%, 12.1% and 23.5% in 2005, 2004 and 2003, respectively, as compared to the expected rate of return of 8.5%.
      This decline in U.S. discount rates also produced a large portion of the unrecognized actuarial loss of $355 million in our worldwide postretirement plans as of December 31, 2005. The unrecognized actuarial loss decreased from 2004 primarily due to a gain from the recognition of Medicare Part D. For purposes of determining 2005 worldwide net periodic postretirement cost, we recognized $10 million of the unrecognized actuarial loss in 2005. We will recognize approximately $13 million of unrecognized actuarial losses in 2006. If our future experience is consistent with our assumptions as of December 31, 2005, actuarial loss recognition will gradually decline from the 2006 levels.
      For further information on pensions and postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 12, Pensions, Other Postretirement Benefits and Savings Plans.
RESULTS OF OPERATIONS — SEGMENT INFORMATION
Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products is managed on a global basis.

      Effective January 1, 2005 our former Chemical Products Segment was integrated into North American Tire. Intercompany sales from Chemical Products to other segments are no longer reflected in our segment sales. In addition, segment operating income from intercompany sales from Chemical Products to other segments is no longer reflected in our total segment operating income.
      Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in (earnings) losses of most unconsolidated affiliates. Equity in (earnings) losses of certain unconsolidated affiliates, including SPT (in 2003) and Rubbernetwork.com, are not included in segment operating income. Segment operating income does not include rationalization charges (credits) and certain other items. Segment assets include those assets under the management of the SBU.
      Total segment operating income was nearly $1.2 billion in 2005, $946 million in 2004 and $419 million in 2003. Total segment operating margin (segment operating income divided by segment sales) in 2005 was 5.9%, compared to 5.2% in 2004 and 2.8% in 2003.
      Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income, as determined in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the Note to the Consolidated Financial Statements No. 15, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) before Income Taxes and Cumulative Effect of Accounting Change.
North American Tire

	Year Ended December 31,

	2005	2004	2003
(In millions)
Tire Units	101.9	102.5	101.2
Net Sales	$9,091	$8,569	$7,279
Operating Income (Loss)	167	74	(103)
Operating Margin	1.8%	0.9%	(1.4)%

2005 Compared to 2004
North American Tire unit sales in 2005 decreased 0.6 million units or 0.6% from 2004. Replacement unit sales in 2005 increased 0.4 million units or 0.5% from 2004. OE volume in 2005 decreased 1.0 million units or 3.3% from 2004 due primarily to a slowdown in the automotive industry that resulted in lower levels of vehicle production and our selective fitment strategy in the consumer OE business.
      Net sales in 2005 increased $522 million or 6% from 2004. Net sales in 2005 increased approximately $353 million due primarily to price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value consumer replacement market and greater selectivity in the consumer OE market. Also, positively impacting sales in the period was a growth in other tire related businesses including T&WA, our consolidated affiliate, of approximately $167 million, as well as translation of $33 million. The improvements were offset by a decrease in volume of approximately $31 million.
      Operating income in 2005 increased $93 million or 126% compared to 2004. The improvement was due to our tire business’ improved price and product mix of approximately $244 million, driven by factors described above, lower conversion costs of $85 million, primarily related to the implementation of cost reduction initiatives resulting in productivity improvements, lower other post-employment benefit costs (OPEB) costs and rationalization activities, and lower segment SAG costs of approximately $8 million. The decrease is SAG costs was primarily related to lower OPEB and lower general and product liability expenses, partially offset by higher wage and benefit costs. Also positively impacting our operating income was an approximate $46 million improvement in the earnings of our retail, external chemicals and other tire related businesses. The 2005 period was unfavorably impacted by increased raw material costs of approximately $283 million in our tire business and $25 million of costs associated with the hurricanes.
      In connection with our master contract with the USW, employees represented by the USW did not receive service credit under the U.S. hourly pension plan for a two year period ended October 2005. As a result, pension expense was reduced in 2005 and 2004 by approximately $43 million and $44 million, respectively.
      Operating income did not include net rationalization charges (credits) totaling $(8) million in 2005 and $9 million in 2004. In addition, operating income did not include losses on asset sales of $43 million in 2005 and $13 million in 2004.

2004 Compared to 2003
North American Tire unit sales in 2004 increased 1.3 million units or 1.3% from 2003. Replacement unit sales in 2004 increased 2.2 million units or 3.2% from 2003. OE volume in 2004 decreased 0.9 million units or 2.6% from 2003. Replacement unit volume in 2004 increased from 2003 due primarily to higher sales of Goodyear brand tires. OE unit sales in 2004 decreased from 2003 due primarily to a slowdown in the automotive industry that resulted in lower levels of vehicle production and our selective fitment strategy in the consumer OE business.
      Net sales in 2004 increased $1.3 billion or 18% from 2003. Net sales in 2004 increased $524 million from 2003 due to the consolidation of T&WA in January 2004 in accordance with FIN 46. Sales were also favorably affected by approximately $312 million resulting from favorable price and product mix, due primarily to strong sales of Goodyear brand consumer tires and commercial tires. In addition, net sales benefited by approximately $271 million due to increased volume, mainly in the commercial OE and consumer replacement and retail markets. External chemical sales increased approximately $189 million primarily from increased price and improved volume.
      Operating income in 2004 increased $177 million or 172% from 2003. Operating income in 2004 rose from 2003 due primarily to improvements in price and product mix of approximately $201 million, primarily in the consumer and commercial replacement markets. In addition, operating income benefited by approximately $65 million from increased volume, primarily in the consumer replacement, commercial OE and retail markets. Operating income was favorably affected by savings from rationalization programs totaling approximately $78 million. Operating income in 2004 was unfavorably impacted by increased raw material costs of approximately $99 million and higher transportation costs of $32 million. SAG in 2004 was approximately $58 million higher than in 2003, due in part to increased advertising costs of approximately $25 million and increased compensation and benefits costs of approximately $12 million. External chemical operating income improved approximately $14 million due to improved price and product mix and higher volume.
      Operating income did not include net rationalization charges totaling $9 million in 2004 and $192 million in 2003. In addition, operating income did not include losses on asset sales of $13 million in 2004 and $4 million in 2003.
European Union Tire

	Year Ended December 31,

	2005	2004	2003
(In millions)
Tire Units	64.3	62.8	62.3
Net Sales	$4,676	$4,476	$3,922
Operating Income	317	253	130
Operating Margin	6.8%	5.7%	3.3%

2005 Compared to 2004
European Union Tire Segment unit sales in 2005 increased 1.5 million units or 2.4% from 2004. Replacement unit sales increased 2.1 million units or 5.0% due primarily to share gains in the consumer market. OE volume decreased 0.6 million units or 3.4% due to overall softness in markets in the region.
      Net sales in 2005 increased $200 million or 4% from 2004. The increase was due primarily to price and product mix of approximately $214 million, driven by price increases to offset higher raw material costs and a favorable mix toward the consumer replacement and commercial markets. Also contributing to the sales increase was a volume increase of approximately $95 million, largely due to increases in the consumer replacement market. This improvement was partially offset by the lower sales in other tire related businesses of $62 million, primarily due to the closure and sale of retail locations, and unfavorable currency translation totaling approximately $43 million.
      Operating income in 2005 increased $64 million or 25% compared to 2004 due to improvements in price and product mix of approximately $145 million driven by price increases to offset higher raw material costs and the continued shift towards high performance, ultra-high performance and commercial tires. Also positively impacting operating income was higher volume of $23 million. Operating income was adversely affected by higher raw material costs of approximately $60 million, higher pension costs in the United Kingdom of $23 million, primarily due to a lower discount rate, and higher SAG expenses of approximately $18 million, primarily related to higher distribution and advertising expenses.
      Operating income did not include net rationalization charges totaling $8 million in 2005 and $23 million in 2004. In addition, operating income did not include gains on asset sales of $5 million in 2005 and $6 million in 2004.
      European Union Tire’s results are highly dependent upon the German market, which accounted for 38% of European Union Tire’s net sales in 2005. Accordingly, results of operations in Germany will have a significant impact on European Union Tire’s future performance.

2004 Compared to 2003
European Union Tire unit sales in 2004 increased 0.5 million units or 0.8% from 2003. Replacement unit sales in 2004 approximated 2003 levels, reflecting product shortages, especially in the first half of 2004. OE volume in 2004 increased 0.5 million units or 2.4% from 2003, due primarily to increased sales of consumer tires and improved conditions in the commercial market.
      Net sales in 2004 increased $554 million or 14% from 2003. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $382 million from currency translation, mainly from the Euro. Net sales rose by approximately $130 million due to improved price and product mix, due primarily to price increases and a shift in mix towards higher priced premium brands. Additionally, higher OE volume increased 2004 net sales by approximately $41 million.
      Operating income in 2004 increased $123 million or 95% from 2003. Operating income in 2004 rose from 2003 due primarily to improvements in price and product mix of approximately $135 million. In addition, higher sales volume benefited operating income by approximately $9 million, and higher production and productivity improvements increased 2004 operating income by approximately $4 million. Savings from rationalization actions benefited operating income by approximately $47 million. Operating income rose by approximately $13 million from currency translation. Operating income was adversely impacted by higher raw material costs totaling approximately $42 million. SAG rose by approximately $39 million, due primarily to higher selling and advertising expenses related to premium brand tires.
      Operating income did not include net rationalization charges totaling $23 million in 2004 and $54 million in 2003. In addition, operating income did not include (gains) losses on asset sales of $(6) million in 2004 and $1 million in 2003.

Eastern Europe, Middle East and Africa Tire

	Year Ended December 31,

	2005	2004	2003
(In millions)
Tire Units	19.7	18.9	17.9
Net Sales	$1,437	$1,279	$1,073
Operating Income	198	194	147
Operating Margin	13.8%	15.2%	13.7%

2005 Compared to 2004
Eastern Europe, Middle East and Africa Tire unit sales in 2005 increased 0.8 million units or 4.5% from 2004 primarily related to increased OE unit sales of 0.4 million or 13.9% primarily due to growth in the automotive industry in South Africa. Replacement units sales increased 0.4 million units or 2.4% driven by growth in emerging markets.
      Net sales in 2005 increased by $158 million, or 12% compared to 2004 mainly due to price increases to recover higher raw material costs and favorable product mix due to continued growth of high performance tires and premium brands of approximately $60 million, favorable translation of $42 million, increased volume of approximately $37 million, mainly in emerging markets, as well as increased South African retail sales of approximately $15 million.
      Operating income in 2005 increased by $4 million, or 2% from 2004. Operating income in 2005 was favorably impacted by price and product mix of approximately $39 million due to factors described above, improved volume of approximately $16 million primarily in emerging markets, foreign currency translation of approximately $16 million and improvement in other tire related businesses of $4 million. Negatively impacting operating income were higher raw material costs of approximately $40 million, higher conversion costs of approximately $18 million primarily related to production adjustments in certain markets to reduce inventory levels. Higher SAG costs also negatively impacted operating income by $15 million, primarily due to increased selling activity in emerging markets.
      Operating income did not include net rationalization charges totaling $9 million in 2005 and $4 million in 2004. In addition, operating income did not include losses on asset sales of $1 million in 2005.

2004 Compared to 2003
Eastern Europe, Middle East and Africa Tire unit sales in 2004 increased 1.0 million units or 5.2% from 2003. Replacement unit sales in 2004 increased 0.6 million units or 4.0% from 2003 due primarily to growth in emerging markets. OE volume in 2004 increased 0.4 million units or 10.7% from 2003 due primarily to growth in the automotive industry in Turkey and South Africa.
      Net sales in 2004 increased $206 million or 19% from 2003. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $102 million from currency translation. In addition, net sales rose by approximately $97 million on improved price and mix. Higher overall volume, mainly due to growth in emerging markets and improved economic conditions, increased net sales by $41 million. Negative results in our South African retail business adversely impacted net sales by approximately $32 million.
      Operating income in 2004 increased $47 million or 32% from 2003. Operating income in 2004 rose from 2003 due primarily to a benefit of approximately $62 million resulting from price increases and a shift in mix toward high performance tires. Operating income increased by approximately $16 million on higher volume, and by approximately $11 million from the favorable effect of currency translation. Operating income was adversely impacted by higher raw material and conversion costs totaling approximately $28 million. In addition, SAG expense was approximately $16 million higher resulting primarily from increased selling activity in growing and emerging markets.
      Operating income did not include net rationalization charges totaling $4 million in 2004.

Latin American Tire

	Year Ended December 31,

	2005	2004	2003
(In millions)
Tire Units	20.4	19.6	18.7
Net Sales	$1,466	$1,245	$1,041
Operating Income	295	251	149
Operating Margin	20.1%	20.2%	14.3%

2005 Compared to 2004
Latin American Tire unit sales in 2005 increased 0.8 million units or 4.5% compared to 2004 primarily due to an increase in OE volume of 0.8 million units or 18.9%. OE volume increased as a result of strong growth in Latin American vehicle exports to Europe, Africa and North America. Replacement unit sales remained relatively flat, in line with a relatively flat replacement market in Latin America.
      Net sales in 2005 increased $221 million, or 18% compared to 2004. Net sales increased in 2005 due to the favorable impact of currency translation, mainly in Brazil, of approximately $117 million, favorable price and product mix of approximately $61 million, and increased volume of approximately $54 million. These increases were partially offset by a reduction in sales of other tire related businesses of $15 million.
      Operating income in 2005 increased $44 million, or 18% compared to 2004. Operating income was favorably impacted by approximately $87 million primarily due to improved price, approximately $66 million from the favorable impact of currency translation, and $16 million due to increased volumes. Increased raw material costs of approximately $93 million, higher conversion costs and SAG expenses of approximately $21 million and $8 million, respectively, due primarily to higher compensation costs, negatively impacted operating income as compared to 2004. The reduction in sales of other tire related businesses reduced operating income by approximately $7 million.
      Operating income did not include net rationalization credits totaling $2 million in 2004. In addition, operating income did not include gains on asset sales of $1 million in 2005.
      Latin American Tire’s results are highly dependent upon the Brazilian market, which accounted for 44% of Latin American Tire’s net sales in 2005. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance. Moreover, given Latin American Tire’s significant contribution to our operating income, significant fluctuations in their sales, operating income or operating margins may have disproportionate impact on our consolidated results of operations.

2004 Compared to 2003
Latin American Tire unit sales in 2004 increased 0.9 million units or 5.0% from 2003. Replacement unit sales in 2004 increased 0.8 million units or 5.3% from 2003 due primarily to improved commercial and consumer demand. OE volume in 2004 increased 0.1 million units or 3.9% from 2003 reflecting improved commercial volume.
      Net sales in 2004 increased $204 million or 20% from 2003. Net sales in 2004 increased from 2003 due primarily to a benefit of approximately $134 million from price increases and improved product mix in the replacement market. Net sales rose by approximately $60 million on higher volume and approximately $7 million from currency translation.
      Operating income in 2004 increased $102 million or 68% from 2003. Operating income in 2004 increased from 2003 due primarily to a benefit of approximately $126 million from improved price and product mix in the replacement market. Operating income benefited by approximately $13 million from higher volume and $5 million from savings from rationalization programs. Operating income was adversely impacted by higher raw material and conversion costs totaling approximately $41 million and approximately $2 million from currency translation. In addition, SAG expense rose by approximately $11 million, due primarily to increased wages and benefits and advertising expenses.

      Operating income did not include net rationalization charges (credits) totaling $(2) million in 2004 and $10 million in 2003. In addition, operating income did not include gains on asset sales of $2 million in 2003.
Asia Pacific Tire

	Year Ended December 31,

	2005	2004	2003
(In millions)
Tire Units	20.1	19.5	13.4
Net Sales	$1,423	$1,312	$582
Operating Income	84	60	49
Operating Margin	5.9%	4.6%	8.4%

2005 Compared to 2004
Asia Pacific Tire unit sales in 2005 increased 0.6 million units or 2.5% compared to 2004. OE volume increased 1.2 million units or 20.9% mainly due to improvements in the Chinese OE market. Replacement units decreased 0.6 million units or 4.0% driven by increased competition with low cost imports.
      Net sales in 2005 increased $111 million or 8% from 2004 due to favorable price and product mix of approximately $49 million, driven by price increases to offset higher raw material costs, and to favorable price in our off-the-road business in response to strong market demand. Also favorably impacting sales was currency translation of approximately $26 million and volume of approximately $31 million.
      Operating income in 2005 increased $24 million or 40% from 2004 due primarily to improved price and product mix of approximately $60 million, driven by factors described above, non-recurring FIN 46 related charges of approximately $7 million in 2004, and lower research and development costs of $5 million. Also positively impacting income for the period was increased volume of approximately $6 million and a $4 million increase in other tire related businesses. These were offset in part by raw material cost increases of $50 million and higher SAG costs of $8 million due primarily to development of our branded retail and global sourcing infrastructure in China.
      Operating income did not include net rationalization credits totaling $2 million in 2005.
      See Note to the Consolidated Financial Statements No. 21, Subsequent Events for a discussion of the acquisition of the remaining interest in SPT in January 2006.

2004 Compared to 2003
Asia Pacific Tire unit sales in 2004 increased 6.1 million units or 45.5% from 2003. Replacement unit sales in 2004 increased 5.4 million units or 60.0% from 2003. OE volume in 2004 increased 0.7 million units or 15.6% from 2003. Unit sales in 2004 increased by 5.5 million replacement units and 0.8 million OE units due to the consolidation of SPT, as discussed below. Excluding the impact of SPT, replacement unit volume increased slightly, and OE volume decreased due primarily to lower consumer volume.
      Effective January 1, 2004, Asia Pacific Tire includes the operations of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together, “SPT”), joint ventures 50% owned by Goodyear and 50% owned by Ansell Ltd. SPT sells Goodyear brand, Dunlop brand and other house and private brand tires through its chain of retail stores, commercial tire centers and independent dealers.
      Net sales in 2004 increased $730 million or 125% from 2003. Net sales in 2004 increased from 2003 due primarily to the consolidation of SPT, which benefited 2004 sales by $707 million. Net sales also rose by approximately $32 million due to improved price and product mix, but were adversely impacted by lower volume, excluding SPT, of $18 million.
      Operating income in 2004 increased $11 million or 22% from 2003. Operating income in 2004 increased from 2003 due primarily to a benefit of approximately $25 million from price increases and improved product mix, and a reduction in conversion costs of approximately $4 million. Operating income was adversely impacted by higher raw material costs totaling approximately $22 million and approximately $3 million from lower volume. In addition, SAG expenses rose by approximately $6 million. The consolidation of SPT increased Asia Pacific Tire operating income by approximately $12 million in 2004; however, it reduced operating margin to 4.6% in 2004 from 8.4% in 2003.
      Operating income did not include gains on asset sales of $2 million in 2003.
Engineered Products

	Year Ended December 31,

	2005	2004	2003
(In millions)
Net Sales	$1,630	$1,472	$1,205
Operating Income	103	114	47
Operating Margin	6.3%	7.7%	3.9%

2005 Compared to 2004
Engineered Products sales increased $158 million, or 11% in 2005 compared to 2004 levels due to improved price and product mix of approximately $65 million, increased volume of approximately $59 million, and favorable currency translation of approximately $35 million. The growth in net sales was driven by an increase in Industrial sales of approximately $144 million compared to 2004, primarily due to strong industry demand from petrochemical and mining customers. Replacement product sales increased by approximately $16 million compared to 2004 primarily due to increased market penetration. As anticipated, sales of Military products declined by approximately $13 million compared to 2004.
      Operating income in 2005 decreased $11 million, or 10% compared to 2004 due primarily to increased conversion costs of approximately $33 million, related to the decline in our military business and OE production shifts to Mexico. Also negatively impacting operating income were increased raw material costs of approximately $30 million, higher SAG expenses of approximately $13 million due primarily to increased compensation, consulting expense, and bad debt expense and higher freight costs of approximately $11 million as a result of higher fuel costs. Partially offsetting these higher raw material and conversion costs were price and product mix improvements of approximately $44 million and increased volume of approximately $33 million.
      Operating income did not include net rationalization charges totaling $4 million in 2005 and $23 million in 2004. In addition, operating income did not include gains on asset sales of $3 million in 2004.

2004 Compared to 2003
Engineered Products sales increased $267 million or 22% in 2004 from 2003 due to improved volume of approximately $194 million and improved price and product mix of approximately $37 million. This growth in revenue was led by strong sales in Military and Industrial products. Net sales also rose by approximately $35 million due to currency translation.
      Operating income in 2004 increased $67 million or 143% from 2003. Increased Military and Industrial volume contributed approximately $75 million to the improved profitability. Operating income also reflected savings from rationalization programs of approximately $24 million. SAG was approximately $18 million higher and conversion costs rose approximately $10 million compared to 2003. Operating income in 2003 was adversely impacted by charges totaling approximately $19 million related to account reconciliation adjustments in the restatement reported in our 2003 Form 10-K.
      Operating income did not include net rationalization charges totaling $23 million in 2004 and $29 million in 2003. In addition, operating income did not include (gains) losses on asset sales of $(3) million in 2004 and $6 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, we had $2,178 million in cash and cash equivalents as well as $1,677 million of unused availability under our various credit agreements, compared to $1,968 million and $1,116 million, respectively, at December 31, 2004. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At December 31, 2005, cash balances totaling $231 million were subject to such restrictions, compared to $152 million at December 31, 2004. The increase was primarily due to the receipt of insurance settlements subject to restrictions.
      Our ability to service our debt depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In recent years, our foreign subsidiaries have been a significant source of cash flow. In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. At December 31, 2005, approximately $236 million of net assets were subject to such restrictions, compared to approximately $221 million at December 31, 2004.
Operating Activities
Cash flows from operations for 2005 of $885 million increased $100 million compared to $785 million in 2004. Cash flows from operations in 2004 of $785 million increased $1,054 million compared to cash used in operations of $269 million in 2003. Improvements in operating cash flows are primarily attributable to improved operating results. Net income increased by $113 million as compared to 2004 and 2004 net income increased by $922 million as compared to 2003. In 2005 and 2004 we received proceeds from insurance settlements of $228 million and $175 million, respectively, which also contributed to the improvement in operating cash flows. Partially offsetting these improvements were increases in pension contributions of $261 million in 2005 and $149 million in 2004. Cash flows from operating activities in 2004 and 2003 included net outflows of $118 million and $840 million, respectively, due to the termination of our accounts receivable securitization program. In 2004, we terminated certain of our off-balance sheet account receivable securitization programs in Europe and in 2003 we terminated our domestic accounts receivable securitization program.
Investing Activities
Net cash used in investing activities was $440 million during 2005, compared to $651 million in 2004 and $290 million in 2003. Capital expenditures were $634 million, $529 million and $405 million in 2005, 2004 and 2003, respectively. Capital expenditures in 2005 of approximately $128 million were used on projects to increase capacity, approximately $173 million were used to improve productivity and quality and approximately $333 million were used for tire molds and various other projects. Major investments in fiscal year 2005 focused on growth in the Latin American Tire and Asia Pacific Tire Segments with several manufacturing improvements in the North American Tire Segment. Capital expenditures are expected to be approximately $720 million in 2006. This amount includes expenditures for capitalized software of approximately $55 million, which are included in capital expenditures in our Consolidated Statements of Cash Flows; however, are not treated as capital expenditures under our credit agreements. We expect to spend $65 million for projects to increase capacity, $250 million for productivity and quality improvements, and $350 million for tire molds, maintenance and other activities. During 2005, we revised the classification for certain items, including changes in restricted cash, in our Consolidated Statements of Cash Flows. Restricted cash is now presented as an investing activity. The revised classifications have also been reflected in the comparative prior year amounts for purposes of consistency.

      At December 31, 2005, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,288 million, and off-balance-sheet financial guarantees written and other commitments totaling $11 million.
      Cash provided by asset dispositions in 2005 was $257 million, primarily from asset sales in the North American Tire Segment, including net proceeds from the sales of our North American Farm Tire business of $100 million, our Sumatran rubber plantation, of approximately $70 million and our Wingtack adhesive resin business of $55 million. Cash used for asset acquisitions was $62 million in 2004. In June 2004, we exercised our call option and a subsidiary in Luxembourg purchased the remaining 20% of outstanding shares that it did not already own of Sava Tires d.o.o. (Sava Tires), a joint venture tire manufacturing company in Kranj, Slovenia, for $52 million. On July 13, 2004, we purchased the remaining 50% ownership interest that we did not already own of Däckia, a tire retail group in Sweden, for $10 million. During 2003, cash flows from asset sales of $104 million included net proceeds of $83 million for the sale of 20.8 million shares of SRI. Cash used for asset acquisitions in 2003 included the purchase of Arkansas Best Corporation’s 19% ownership interest in Wingfoot Commercial Tire Systems, LLC (“Wingfoot”) for $71 million. Wingfoot was a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business.
Financing Activities
Net cash provided by (used in) financing activities was $(175) million in 2005, compared to $250 in 2004 and $1,121 million in 2003. Consolidated debt and our ratio of debt to debt and equity follows:

	December 31,

	2005	2004	2003
(In millions)
Consolidated debt	$5,423	$5,680	$5,087
Debt to debt and equity	98.7%	98.7%	100.7%
Consolidated debt decreased in 2005 compared to 2004 due primarily to a net repayment of debt of $63 million in conjunction with our April 8, 2005 refinancing, the issuance of $400 million in senior notes due in 2015 and the repayment of our 6 3/8% Euro Notes due in 2005. Consolidated debt increased in 2004 from 2003 due primarily to the net issuance of debt of $328 million in connection with certain financing actions in 2004 including the completion of a $350 million convertible senior notes offering, the completion of the pan-European accounts receivable securitization facility and the consolidation of VIEs as defined by FIN 46. A net issuance of debt of $1,220 million in 2003 was due primarily to the April 1, 2003 restructuring and refinancing of our credit facilities, including the termination of our domestic off-balance sheet accounts receivable securitization program.
Credit Sources
In aggregate, we had committed and uncommitted credit facilities of $7,527 million available at December 31, 2005, of which $1,677 million were unused, compared to $7,295 million available at December 31, 2004, of which $1,116 million were unused.

$650 Million Senior Secured Notes
On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the then-existing U.S. term loan facility, permanently reduce commitments under the then-existing revolving credit facility by $70 million, and for general corporate purposes. The notes are guaranteed by the same subsidiaries that guarantee our $1.5 billion first lien credit facility. The notes are secured by perfected third-priority liens on the same collateral securing those facilities.
      We have the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be

105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. We may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. We have the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 104.0%, 102.0%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, we have the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings. The redemption price would be 111% for the fixed rate notes and 100% plus the then-applicable floating rate for the floating rate notes, plus accrued and unpaid interest to the redemption date.
      The Indenture for the senior secured notes contains restrictions on our operations, including limitations on:

•	incurring additional indebtedness or liens,

•	paying dividends, making distributions and stock repurchases,

•	making investments,

•	selling assets, and

•	merging and consolidating.
      In the event that the senior secured notes have a rating equal to or greater than Baa3 from Moody’s and BBB-from Standard and Poor’s, a number of those restrictions will not apply, for so long as those credit ratings are maintained.

$350 Million Convertible Senior Note Offering
On July 2, 2004, we completed an offering of $350 million aggregate principal amount of 4% Convertible Senior Notes due June 15, 2034. The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds from the notes were used to repay temporarily a revolving credit facility and for working capital purposes.

$400 Million Senior Notes Offering
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S of the Securities Act of 1933. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantees are unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $488 million principal amount of our 6 3/8% Euro Notes due 2005 at maturity on June 6, 2005. The remainder of the proceeds was used for general corporate purposes. In conjunction with the debt issuance, we paid fees of approximately $10 million, which will be amortized over the term of the senior notes.
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
      With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of December 31, 2005, there were $499 million of letters of credit issued under the deposit-funded facility and no borrowings under the revolving facility.

$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. As of December 31, 2005 this facility was fully drawn.

$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of December 31, 2005, this facility was fully drawn.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of December 31, 2005, there were $4 million of letters of credit issued under the European revolving credit facility, $183 million was drawn under the German term loan facilities and there were no borrowings under the German or European revolving credit facilities.
      For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to the Note to the Consolidated Financial Statements No. 10, Financing Arrangements and Derivative Financial Instruments.

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

      The following table presents the calculation of EBITDA and Consolidated EBITDA for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the primary credit facilities and do not reflect amounts as presented in the Consolidated Statements of Operations.

	Year Ended December 31,

	2005	2004	2003
(In millions)
Net Income (Loss)	$228	$115	$(807)
Consolidated Interest Expense	411	369	296
U.S. and Foreign Taxes on Income	250	208	117
Depreciation and Amortization Expense	630	629	692
Cumulative Effect of Accounting Change	11	—	—

EBITDA	1,530	1,321	298
Credit Agreement Adjustments:
Other (Income) and Expense	70	1	343
Minority Interest in Net Income (Loss) of Subsidiaries	95	58	33
Consolidated Interest Expense Adjustment	5	11	18
Non-cash Non-recurring Items	—	—	55
Rationalizations	11	56	291
Less Excess Cash Rationalization Charges	—	—	(13	)(1)

Consolidated EBITDA	$1,711	$1,447	$1,025

(1)	“Excess Cash Rationalization Charges” is defined in our credit facilities, for the year ended December 31, 2003, only contemplates cash expenditures with respect to rationalization charges recorded on the Consolidated Statements of Operations after April 1, 2003.

Other Foreign Credit Facilities
At December 31, 2005, we had short-term committed and uncommitted bank credit arrangements totaling $415 million, of which $182 million were unused, compared to $413 million and $192 million at December 31, 2004. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.
      As of December 31, 2005, the amount available and fully utilized under this program was $324 million compared to $225 million as of December 31, 2004.
      In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia have accounts receivable programs totaling $67 million and $63 million at December 31, 2005 and December 31, 2004, respectively.

International Accounts Receivable Securitization Facilities (Off-Balance-Sheet)
Various international subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2005 and 2004. The receivable financing programs of these international subsidiaries did not utilize an SPE. At December 31, 2005 and 2004, the value in U.S. dollars available to and utilized by these international subsidiaries was $3 million and $5 million, respectively.

Registration Obligations
We are a party to three registration rights agreements in connection with the following transactions: (i) the March 2004 issuance of $650 million of senior secured notes due 2011 (consisting of $450 million of 11% senior secured notes and $200 million of senior secured floating rate notes), (ii) the July 2004 issuance of $350 million of 4% convertible senior notes due 2034, and (iii) the June 2005 issuance of $400 million of 9% senior notes due 2015.
      The registration rights agreement for the convertible notes required us to pay additional interest to investors since we did not file a registration statement to register the convertible notes by November 7, 2004. Additional interest was paid to investors at a rate of 0.25% per year for the first 90 days following November 7, 2004 and 0.50% per year thereafter, until December 13, 2005, when a registration statement on Form S-1 registering the convertible notes was declared effective. Following the effectiveness of the registration statement, the additional interest ceased to accrue on the convertible notes.
      On December 22, 2005, we completed an exchange offer related to the $450 million of 11% senior secured notes due in 2011 and $200 million of senior secured floating rate notes due in 2011. The registration rights agreement with respect to these notes required us to pay additional interest to investors since a registered exchange offer was not completed by December 7, 2004. The additional interest payable to investors increased in increments and reached a maximum of 2% per year immediately prior to the completion of the exchange offer. Following the completion of the exchange offer, the additional interest of 2% on the notes ceased to accrue and, pursuant to the terms of the registration rights agreement, additional interest of 0.25% per year began to accrue on the notes and will continue to accrue until payment in full of the principal amount of the notes.
      On January 12, 2006, we completed an exchange offer related to the $400 million of 9% senior notes due in 2015.

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
      Future liquidity requirements also may make it necessary for us to incur additional debt. However, a substantial portion of our assets is already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, no assurance can be given as to our ability to raise additional unsecured debt.
Dividends
On February 4, 2003, we announced that we eliminated our quarterly cash dividend. The dividend reduction was approved by the Board of Directors in order to conserve cash. Under our primary credit facilities we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (S&P) corporate rating improve to Ba2 or better and BB or better, respectively.
Asset Dispositions
In 2005, we completed the sale of our natural rubber plantation in Indonesia at a sales price of approximately $70 million. We also completed the sale of our Wingtack adhesive resins business to Sartomer Company, Inc. in 2005. We received approximately $55 million in cash proceeds and retained approximately $10 million in working capital in connection with the Wingtack sale. In connection with the transaction, we recorded a gain of approximately $24 million on the sale. We may also receive additional consideration over the next three years ($5 million per year, $15 million aggregate) based on future operating performance of the Wingtack business. In 2005 we also completed the sale of assets of our North American farm tire business to Titan International for approximately $100 million. In connection with the transaction, we recorded a loss of approximately $73 million in the fourth quarter of 2005, primarily related to pension and retiree medical costs. Also, we have announced that we are exploring the possible sale of our Engineered Products business. Engineered Products manufactures and markets engineered rubber products for industrial, military, consumer and transportation OE end-users. We continue to evaluate our portfolio of businesses and, where appropriate, may pursue additional dispositions of non-core assets. Refer to the Note to the Consolidated Financial Statements No. 20, Asset Dispositions.

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2005:

	Payment Due by Period as of December 31, 2005

							After
	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
(In millions)
Long Term Debt(1)	$5,347	$674	$329	$102	$327	$1,385	$2,530
Capital Lease Obligations(2)	107	13	12	12	12	12	46
Interest Payments(3)	2,387	389	344	332	330	249	743
Operating Leases(4)	1,471	315	254	193	145	109	455
Pension Benefits(5)	838	838	(5)	(5)	(5)	(5)	(5)
Other Post Retirement Benefits(6)	2,204	254	250	245	236	227	992
Workers Compensation(7)	334	86	43	32	23	17	133
Binding Commitments(8)	1,288	1,020	51	32	30	26	129

	$13,976	$3,589	$1,283	$948	$1,103	$2,025	$5,028

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of December 31, 2005.

(2)	The present value of capital lease obligations is $76 million.

(3)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2005 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $51 million, $42 million, $33 million, $24 million, $15 million, and $20 million in each of the periods above, respectively, for a total of $185 million. Payments, net of minimum sublease rentals, total $1,286 million. The present value of the net operating lease payments is $893 million. The operating leases relate to, among other things, computers and office equipment, real estate and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2005. Although subject to change, the amount set forth in the table represents the midpoint of our estimated minimum funding requirements in 2006 for domestic defined benefit pension plans under current ERISA law, and the midpoint of our expected contributions to our funded non-U.S. pension plans in 2006. The expected contributions are based upon a number of assumptions, including, an ERISA liability interest rate of 5.08% for 2006.

At the end of 2005, the interest relief rate measures used for pension funding calculations expired. Since new legislation has not yet been enacted, the interest rate has reverted to a 30-year U.S. Treasury bond basis beginning in 2006. Under this basis, we estimate that we will be required to contribute approximately $700 million to $750 million to our domestic pension plans in 2006, as reflected in the table above. If new legislation is enacted in 2006, we expect the interest rate used for 2006 will be based on a Corporate bond basis. Using an estimate of these rates would result in estimated U.S. contributions during 2006 in the range of $550 million to $600 million. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including:

•	interest rate levels,

•	the amount and timing of asset returns,

•	what, if any, changes may occur in pending pension funding legislation, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

Subject to the outcome of pending legislation, our domestic pension obligations are expected to peak in 2006. However, we anticipate being subject to significant required pension funding obligations in 2007 and beyond.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $250 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments includes obligations to purchase raw materials through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.
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
      In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with Sumitomo as set forth in the Umbrella Agreement between Sumitomo and us provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in control of us, could trigger a right of Sumitomo to require us to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require us to make a substantial payment to acquire Sumitomo’s interest in the alliance.

•	Pursuant to certain long term agreements, we shall purchase minimum amounts of a raw material at an agreed upon base price that is subject to quarterly adjustments for changes in raw material costs, natural gas costs, and market price adjustments.
We do not engage in the trading of commodity contracts or any related derivative contracts. We generally purchase raw materials and energy through short-term, intermediate and long term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices. We may, however, from time to time, enter into contracts to hedge our energy costs.

Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

•	made guarantees,

•	retained or held a contingent interest in transferred assets,

•	undertaken an obligation under certain derivative instruments, or

•	undertaken any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.
      We have also entered into certain arrangements under which we have provided guarantees, as follows:

	Amount of Commitment Expiration per Period

	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter
(In millions)
Customer Financing Guarantees	$8	$3	$—	$1	$2	$—	$2
Affiliate Financing Guarantees	2	—	—	2	—	—	—
Other Guarantees	1	1	—	—	—	—	—

Off-Balance Sheet Arrangements	$11	$4	$—	$3	$2	$—	$2

For further information about guarantees, refer to the Note to the Consolidated Financial Statements No. 17, Commitments and Contingent Liabilities.
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	although we recorded net income in 2004 and 2005, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon, among other things, our ability to continue to successfully implement our turnaround strategy for our North American Tire segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and our required contributions to those plans are substantial. Proposed U.S. legislation affecting pension plan funding could result in the need for additional cash payments by us into our U.S. pension plans and increase the insurance premiums we pay to the Pension Benefit Guaranty Corporation;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we experience a labor strike, work stoppage or other similar difficulty;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	an ongoing SEC investigation regarding our accounting restatement could materially adversely affect us;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2005, the interest rates on 49% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts, compared to 50% at December 31, 2004. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
      The following table presents information on interest rate swap contracts at December 31:

	2005	2004
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$—	$15
Pay fixed rate	—	5.94%
Receive variable Australian Bank Bill Rate	—	5.43%
Average years to maturity	—	0.50
Fair value	$—	$—
Pro forma fair value	—	—
Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	6.27%	4.31%
Receive fixed rate	6.63%	6.63%
Average years to maturity	0.92	1.92
Fair value — asset	$—	$6
Pro forma fair value — asset	—	5
The pro forma fair value assumes a 10% increase in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
      Weighted average interest rate swap contract information follows:

	2005	2004	2003
(Dollars in millions)
Fixed Rate Contracts:
Notional principal amount	$7	$96	$325
Pay fixed rate	5.94%	5.14%	5.00%
Receive variable LIBOR	5.66%	1.86%	1.24%
Floating Rate Contracts:
Notional principal amount	$200	$200	$207
Pay variable LIBOR	4.92%	3.27%	3.03%
Receive fixed rate	6.63%	6.63%	6.63%
The following table presents information about long term fixed rate debt, including capital leases, at December 31:

	2005	2004
(In millions)
Carrying amount — liability	$2,847	$3,055
Fair value — liability	3,119	3,388
Pro forma fair value — liability	3,203	3,467
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
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds due 2006 is hedged by currency swap agreements, as were €100 million of the 6 3/8% Euro Notes until they matured in June 2005.
      Contracts hedging the Swiss franc bonds are designated as cash flow hedges, as were contracts hedging €100 million of the 6 3/8% Euro Notes until they matured in June 2005. Contracts hedging short-term trade receivables and payables normally have no hedging designation.
      The following table presents foreign currency contract information at December 31:

	2005	2004
(In millions)
Fair value — asset	$40	$102
Pro forma decrease in fair value	(47)	(71)
Contract maturities	1/06-10/19	1/05-10/19
We were not a party to any foreign currency option contracts at December 31, 2005 or 2004.
      The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
      Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

	2005	2004
(In millions)
Asset (liability):
Swiss franc swap — current	$38	$—
Swiss franc swap — long term	—	60
Euro swaps — current	—	46
Other — current asset	3	4
Other — long term assets	2	1
Other — current liability	(1)	(6)
Other — long term liability	(2)	(3)
For further information on interest rate contracts and foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 10, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	66
Report of Independent Registered Public Accounting Firm	67
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2005	69
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	70
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the three years ended December 31, 2005	71
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005	72
Notes to Consolidated Financial Statements	73
Supplementary Data (unaudited)	135
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act, 1934, as amended.
      Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
      Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders
of The Goodyear Tire & Rubber Company
      We have completed integrated audits of The Goodyear Tire & Rubber Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities,” as of January 1, 2004.
      As discussed in Note 19 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” as of December 31, 2005.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
February 17, 2006

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003
(Dollars in millions, except per share amounts)
Net Sales	$19,723	$18,353	$15,102
Cost of Goods Sold	15,772	14,691	12,481
Selling, Administrative and General Expense	2,875	2,833	2,374
Rationalizations (Note 2)	11	56	291
Interest Expense (Note 14)	411	369	296
Other (Income) and Expense (Note 3)	70	23	317
Minority Interest in Net Income of Subsidiaries	95	58	33

Income (Loss) before Income Taxes and Cumulative Effect of Accounting Change	489	323	(690)
United States and Foreign Taxes on Income (Loss) (Note 13)	250	208	117

Income (Loss) before Cumulative Effect of Accounting Change	239	115	(807)
Cumulative Effect of Accounting Change, net of income taxes and minority interest (Note 19)	(11)	—	—

Net Income (Loss)	$228	$115	$(807)

Net Income (Loss) Per Share — Basic
Income (Loss) before cumulative effect of accounting change	$1.36	$0.65	$(4.61)
Cumulative effect of accounting change	(0.06)	—	—

Net Income (Loss) Per Share — Basic	$1.30	$0.65	$(4.61)

Weighted Average Shares Outstanding (Note 11)	176	175	175
Net Income (Loss) Per Share — Diluted
Income (Loss) before cumulative effect of accounting change	$1.21	$0.63	$(4.61)
Cumulative effect of accounting change	(0.05)	—	—

Net Income (Loss) Per Share — Diluted	$1.16	$0.63	$(4.61)

Weighted Average Shares Outstanding (Note 11)	209	192	175
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2005	2004
(Dollars in millions)
Assets
Current Assets:
Cash and cash equivalents (Note 1)	$2,178	$1,968
Restricted cash (Note 1)	231	152
Accounts and notes receivable (Note 4)	3,158	3,398
Inventories (Note 5)	2,862	2,784
Prepaid expenses and other current assets	251	272

Total Current Assets	8,680	8,574
Goodwill (Note 6)	637	717
Intangible Assets (Note 6)	159	169
Deferred Income Tax (Note 13)	102	83
Deferred Pension Costs and Other Assets (Note 7 and 12)	870	1,105
Properties and Plants (Note 8)	5,179	5,453

Total Assets	$15,627	$16,101

Liabilities
Current Liabilities:
Accounts payable-trade	$1,945	$1,970
Compensation and benefits (Note 11 and Note 12)	1,121	1,029
Other current liabilities	671	718
United States and foreign taxes	393	245
Notes payable (Note 10)	233	227
Long term debt and capital leases due within one year (Note 10)	448	1,010

Total Current Liabilities	4,811	5,199
Long Term Debt and Capital Leases (Note 10)	4,742	4,443
Compensation and Benefits (Note 11 and Note 12)	4,480	4,645
Deferred and Other Noncurrent Income Taxes (Note 13)	304	402
Other Long Term Liabilities	426	495
Minority Equity in Subsidiaries	791	843

Total Liabilities	15,554	16,027
Commitments and Contingent Liabilities (Note 17)
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300,000,000 shares
Outstanding shares, 176,509,751 (175,619,639 in 2004)	177	176
Capital Surplus	1,398	1,392
Retained Earnings	1,298	1,070
Accumulated Other Comprehensive Loss (Note 16)	(2,800)	(2,564)

Total Shareholders’ Equity	73	74

Total Liabilities and Shareholders’ Equity	$15,627	$16,101

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)

					Accumulated
	Common Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Loss	Equity (Deficit)
(Dollars in millions)
Balance at December 31, 2002
(after deducting 20,371,235 treasury shares)	175,307,433	$175	$1,390	$1,762	$(3,106)	$221
Comprehensive income (loss):
Net loss				(807)
Foreign currency translation (net of tax benefit of $0)					393
Minimum pension liability (net of tax of $2)					128
Unrealized investment gain (net of tax of $0)					4
Reclassification adjustment for amounts recognized in income (net of tax of $9)					9
Deferred derivative gain (net of tax of $0)					46
Reclassification adjustment for amounts recognized in income (net of tax of $2)					(27)
Total comprehensive loss						(254)
Common stock issued from treasury:
Stock compensation plans	18,996	—

Balance at December 31, 2003
(after deducting 20,352,239 treasury shares)	175,326,429	175	1,390	955	(2,553)	(33)
Comprehensive income (loss):
Net income				115
Foreign currency translation (net of tax benefit of $0)					254
Minimum pension liability (net of tax of $34)					(284)
Unrealized investment gain (net of tax of $0)					13
Deferred derivative gain (net of tax of $0)					30
Reclassification adjustment for amounts recognized in income (net of tax of $(4))					(24)
Total comprehensive income						104
Common stock issued from treasury:
Stock compensation plans	293,210	1	2			3

Balance at December 31, 2004
(after deducting 20,059,029 treasury shares)	175,619,639	176	1,392	1,070	(2,564)	74
Comprehensive income (loss):
Net income				228
Foreign currency translation (net of tax benefit of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative gain (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17
Total comprehensive loss						(8)
Common stock issued from treasury:
Stock compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	$177	$1,398	$1,298	$(2,800)	$73

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003
(In millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$228	$115	$(807)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	630	629	692
Amortization of debt issuance costs	76	74	62
Deferred tax provision (Note 13)	(19)	(4)	(10)
Net rationalization charges (Note 2)	5	48	267
Rationalization payments	(43)	(97)	(93)
Net loss on asset sales (Note 3)	38	8	16
Net insurance settlement gains (Note 3)	(79)	(149)	—
Insurance recoveries	228	175	20
Minority interest and equity earnings	91	59	54
Cumulative effect of accounting change	11	—	—
Proceeds from sales of accounts receivable (Note 4)	2	(118)	(840)
Pension contributions	(526)	(265)	(116)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(16)	(277)	(9)
Inventories	(253)	(50)	39
Accounts payable — trade	44	153	(104)
Compensation and benefits	439	474	387
Other current liabilities	(62)	145	70
Other long term liabilities	(34)	(149)	115
Other assets and liabilities	125	14	(12)

Total cash flows from operating activities	885	785	(269)
Cash Flows from Investing Activities:
Capital expenditures	(634)	(529)	(405)
Short term securities redeemed	—	—	27
Asset dispositions	257	19	104
Asset acquisitions	(2)	(62)	(71)
Increase in restricted cash	(79)	(129)	(24)
Other transactions	18	50	79

Total cash flows from investing activities	(440)	(651)	(290)
Cash Flows from Financing Activities:
Short term debt incurred	169	169	323
Short term debt paid	(131)	(191)	(469)
Long term debt incurred	2,289	1,899	2,978
Long term debt paid	(2,390)	(1,549)	(1,612)
Common stock issued (Note 11)	7	2	—
Dividends paid to minority interests in subsidiaries	(52)	(29)	(23)
Debt issuance costs	(67)	(51)	(104)
Other transactions	—	—	28

Total cash flows from financing activities	(175)	250	1,121
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(60)	38	64

Net Change in Cash and Cash Equivalents	210	422	626
Cash and Cash Equivalents at Beginning of the Year	1,968	1,546	920

Cash and Cash equivalents at End of the Year	$2,178	$1,968	$1,546

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

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
      Effective January 1, 2004, we applied the provisions of FIN 46 to entities that are not special purpose entities (SPEs). This resulted in the consolidation of South Pacific Tyres (SPT), a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which sells to original equipment (OE) manufacturers.
      Refer to Note 7 and Note 9.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•	allowance for doubtful accounts,

•	recoverability of intangibles and other long-lived assets,

•	deferred tax asset valuation allowances and uncertain income tax positions,

•	workers’ compensation,

•	general and product liabilities and other litigations,

•	environmental liabilities,

•	pension and other postretirement benefits,

•	asset retirement obligations, and

•	various other operating allowances and accruals, based on currently available information.
      Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

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

Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of Cost of goods sold. Research and development expenditures were $365 million, $364 million and $339 million in 2005, 2004 and 2003, respectively.

Warranty
We offer warranties on the sale of certain of our products and services and record an accrual for estimated future claims at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 17.

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

Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred. Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $379 million, $383 million and $331 million in 2005, 2004 and 2003, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Rationalizations
We account for rationalizations in accordance with the provisions of Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which requires, among other things, that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. Refer to Note 2.

Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. Refer to Note 13.

Cash and Cash Equivalents/ Consolidated Statements of Cash Flows
Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Book overdrafts are recorded within Accounts payable-trade and totaled $196 million and $181 million at December 31, 2005 and 2004, respectively. Cash flows associated with book overdrafts are classified as financing activities. During 2005, we revised the classification for certain items, including restricted cash, in our Consolidated Statements of Cash Flows. Restricted cash is now presented as an investing activity. The revised classifications have also been reflected in the comparative prior year amounts for purposes of consistency.

Restricted Cash and Restricted Net Assets
Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. Refer to Note 17 for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. The availability of these balances is restricted to the extent of borrowings.
      In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. At December 31, 2005, approximately $236 million of net assets were subject to such restrictions, compared to approximately $221 million at December 31, 2004.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 5.
      We early adopted the provisions of Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151) in 2005. The adoption of SFAS 151 did not

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
have a significant impact on our results of operations or financial position. In accordance with SFAS 151, we recognize abnormal manufacturing variances as period costs and allocate fixed manufacturing overheads based on normal production capacity.

Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred, as provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We perform the goodwill and intangible assets with indefinite useful lives impairment tests annually as of July 31. The impairment test uses a valuation methodology based upon an EBITDA multiple using comparable companies in the global automotive industry sector. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might be warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 6.

Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 7 and 16.

Properties and Plants
Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of properties and plants, and interest costs incurred during the construction period of major projects, are capitalized. Repair and maintenance costs are charged to income in the period incurred. Properties and plants are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Notes 8 and 14.

Foreign Currency Translation
Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated Other Comprehensive Income (Loss). Where the U.S. dollar is the functional currency, adjustments are recorded in income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Derivative Financial Instruments and Hedging Activities
To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or financial statement effects of the hedging instrument substantially offset those of the position being hedged.
      Derivative contracts are reported at fair value on the Consolidated Balance Sheets as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (OCI). Ineffectiveness in hedging relationships is recorded as Other (Income) and Expense in the current period.
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
Net Investment Hedging — Nonderivative instruments denominated in foreign currencies are used from time to time to hedge net investments in foreign subsidiaries. Gains and losses on these instruments are deferred and recorded in OCI as Foreign Currency Translation Adjustment. These gains and losses are only recognized in income upon the complete or partial sale of the related investment or the complete liquidation of the investment.
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
      Refer to Note 10.

Stock-Based Compensation
We use the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) to measure compensation cost for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance units is recorded based on the quoted market price of our common stock at the end of the reporting period. Refer to Note 11.
      We determined pro forma amounts as if the fair value method required by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) had been applied to our stock-based compensation. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
      The pro forma effect on net income (loss) as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	Year Ended December 31,

	2005	2004	2003
(In millions, except per share)
Net income (loss) as reported	$228	$115	$(807)
Add: Stock-based compensation expense included in net income (loss) (net of tax)	5	6	1
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(21)	(20)	(28)

Net income (loss) as adjusted	$212	$101	$(834)

Net income (loss) per share:
Basic — as reported	$1.30	$0.65	$(4.61)
— as adjusted	1.20	0.58	(4.76)
Diluted — as reported	$1.16	$0.63	$(4.61)
— as adjusted	1.09	0.56	(4.76)

Earnings Per Share of Common Stock
Basic earnings per share were computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and in 2005 and 2004, contingently convertible debt, regardless of whether the provision of the contingent features had been met.
      All earnings per share amounts in these notes to the financial statements are diluted, unless otherwise noted. Refer to Note 11.

Asset Retirement Obligations
We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) on December 31, 2005. FIN 47 requires that the fair value of a liability for an asset retirement obligation (ARO) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset. Refer to Note 19.

Reclassification
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)
considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We early adopted SFAS 151 in 2005. The adoption of SFAS 151 did not have a significant impact on our results of operations or financial position.
      The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaced SFAS 123 and superseded APB 25. Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the SEC approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested awards at the date of adoption. We will adopt SFAS 123R in the first quarter of 2006. In 2006, we will recognize approximately $15 million in expense for stock options, which were previously not expensed under APB 25.
      The FASB issued FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123R” (FSP 123R-2) in October 2005. FSP 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R. In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123R, and it will not have a material impact on our consolidated financial position, results of operations or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
      In June 2005, the FASB staff issued FASB Staff Position 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1) to address the accounting for obligations associated with the Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (EU). The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and FIN 47. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess capacity, eliminating redundancies and reducing costs. The net amounts of rationalization charges included in the Consolidated Statements of Operations were as follows:

	2005	2004	2003
(In millions)
New charges	$29	$95	$307
Reversals	(18)	(39)	(16)

	$11	$56	$291

      The following table presents the reconciliation of the liability balance between periods:

		Other Than
	Associate-	Associate-
	related	related
	Costs	Costs	Total
(In millions)
Accrual balance at December 31, 2002	$25	$44	$69
2003 charges	295	12	307
Incurred	(198)	(16)	(214)
Reversed to goodwill	—	(3)	(3)
Reversed to the statement of operations	(12)	(4)	(16)

Accrual balance at December 31, 2003	110	33	143
2004 charges	76	19	95
Incurred	(110)	(23)	(133)
FIN 46 adoption	—	2	2
Reversed to the statement of operations	(35)	(4)	(39)

Accrual balance at December 31, 2004	41	27	68
2005 charges	26	3	29
Incurred	(37)	(8)	(45)
Reversed to the statement of operations	(11)	(7)	(18)

Accrual balance at December 31, 2005	$19	$15	$34

Rationalization charges in 2005 consisted of manufacturing associate reductions, retail store reductions, IT associate reductions, and a sales function reorganization in European Union Tire; manufacturing and administrative associate reductions in Eastern Europe, Middle East and Africa Tire; sales, marketing, and research and development associate reductions in Engineered Products; and manufacturing and corporate support group associate reductions in North American Tire.
      For 2005, $11 million ($5 million after-tax or $0.02 per share) of net charges were recorded, which included $29 million ($20 million after-tax or $0.09 per share) of new rationalization charges. The charges were partially offset by $18 million ($15 million after-tax or $0.07 per share) of reversals of rationalization charges no longer needed for their originally-intended purposes. The $18 million of reversals consisted of $11 million of associate-related costs for plans initiated in 2004 and 2003, and $7 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $29 million of charges primarily represented associate-related costs and consist of $26 million for plans initiated in 2005 and $3 million for plans initiated in 2004 and 2003. Approximately 900 associates will be

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2.         Costs Associated with Rationalization Programs (continued)
released under the programs initiated in 2005, of which approximately 425 were released by December 31, 2005.
      In 2005, $35 million was incurred primarily for associate severance payments, $1 million for cash pension settlement benefit costs, $1 million for non-cash pension and postretirement special termination benefit costs, and $8 million was incurred primarily for non-cancelable lease costs.
      The accrual balance of $34 million at December 31, 2005 includes approximately $10 million related to long-term non-cancelable lease costs and approximately $24 million of other costs that are expected to be substantially utilized within the next twelve months.
      Accelerated depreciation charges totaling $5 million were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in 2005 and 2004 in the Engineered Products and European Union Tire Segments. During 2005, $4 million was recorded as Cost of goods sold and $1 million was recorded as Selling, administrative and general expense.
      The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2005, related to the new plans initiated in 2005:

		Charges
	Expected Total	Recorded in
	Charge	2005
(In millions)
North American Tire	$3	$3
European Union Tire	9	9
Eastern Europe, Middle East and Africa Tire	14	10
Engineered Products	7	4

	$33	$26

Additional rationalizations charges of $6 million and $1 million related to rationalization plans announced in 2005 and 2004, respectively, have not yet been recorded and are expected to be incurred and recorded during the next twelve months. There are no remaining restructuring charges related to rationalization plans initiated in 2003.
      2004 rationalizations activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing, sales and research and development associate reductions in North American Tire.
      In fiscal year 2004, net charges were recorded totaling $56 million ($48 million after-tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after-tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after-tax or $0.44 per share). Included in the $95 million of new charges was $77 million for plans initiated in 2004. Approximately 1,165 associates will be released under programs initiated in 2004, of which approximately 1,085 have been released to date (445 in 2005 and 640 in 2004). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, including $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)
Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.
      In 2004, $75 million was incurred primarily for associate severance payments, $35 million for non-cash pension curtailments and postretirement benefit costs, and $23 million was incurred for non-cancelable lease costs and other costs. The accrual balance of $68 million at December 31, 2004 includes approximately $17 million related to long term non-cancelable lease costs and approximately $51 million of associate and other costs.
      Accelerated depreciation charges totaling $10 million were recorded in 2004 for fixed assets that were taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in European Union Tire, Latin American Tire and Engineered Products. During 2004, $7 million was recorded as CGS and $3 million was recorded as SAG.
      In 2003, net charges were recorded totaling $291 million ($267 million after-tax or $1.52 per share). The net charges included reversals of $16 million ($14 million after-tax or $0.08 per share) related to reserves from rationalization actions no longer needed for their originally intended purpose, and new charges of $307 million ($281 million after-tax or $1.60 per share). The 2003 rationalization actions consisted of manufacturing, research and development, administrative and retail consolidations in North America, Europe and Latin America. Of the $307 million of new charges, $175 million related to future cash outflows, primarily associate severance costs, and $132 million related primarily to non-cash special termination benefits and pension and retiree benefit curtailments. Approximately 4,300 associates have been released under the programs initiated in 2003, of which approximately 100 were exited in 2005, approximately 1,500 were exited during 2004 and approximately 2,700 were exited in 2003. The reversals are primarily the result of lower than initially estimated associate-related payments of approximately $12 million, favorable sublease contract signings in the European Union of approximately $3 million and lower contract termination costs in the United States of approximately $1 million.
      As part of the 2003 rationalization program, we closed our Huntsville, Alabama tire facility in the fourth quarter of 2003. Of the $307 million of new rationalization charges in 2003, approximately $138 million related to the Huntsville closure and were primarily for associate-related costs, including severance, special termination benefits and pension and retiree benefit curtailments. The Huntsville closure also resulted in charges to CGS of approximately $35 million for asset impairments and $85 million for accelerated depreciation and the write-off of spare parts. In addition, 2003 CGS included charges totaling approximately $8 million to write-off construction in progress related to the research and development rationalization plan, and approximately $5 million for accelerated depreciation on equipment taken out of service at European Union Tire’s facility in Wolverhampton, England.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense

	2005	2004	2003
(In millions)
Financing fees and financial instruments	$109	$117	$99
Interest income	(59)	(34)	(28)
Environmental insurance settlement	(29)	(157)	—
Net loss on asset sales	36	4	25
Foreign currency exchange	22	23	41
Insurance fire (recovery)/ loss deductible	(14)	12	—
Equity in (earnings) losses of affiliates	(11)	(8)	15
General and product liability — discontinued products	9	53	138
Miscellaneous	7	13	27

	$70	$23	$317

Financing fees and financial instruments in 2005 included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005. This includes approximately $30 million of previously unamortized fees related to replaced facilities and $17 million of costs related to the new facilities. In 2004, $21 million of deferred costs were written-off in connection with our refinancing activities. Refer to Note 10, Financing Arrangements and Derivative Financial Instruments, for further information on the 2005 refinancing activities.
      Interest income consisted primarily of amounts earned on cash deposits. The increase was due primarily to higher levels of cash deposits in the United States. At December 31, 2005, significant concentrations of cash, cash equivalents and restricted cash held by our international subsidiaries included the following amounts:

•	$673 million or 28% in Europe, primarily Western Europe, ($590 million or 28% at December 31, 2004),

•	$213 million or 9% in Asia, primarily Australia, ($140 million or 7% at December 31, 2004), and

•	$203 million or 8% in Latin America, primarily Brazil, ($198 million or 9% at December 31, 2004).
      In 2005, we recorded a gain of $29 million ($29 million after-tax or $0.14 per share) from settlements with certain insurance companies related to environmental coverage. Environmental insurance settlement in 2004 included a benefit of $157 million resulting from a settlement with certain insurance companies in exchange for releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded in prior years. See further discussion on insurance settlements discussed in general and product liability — discontinued products below.
      Net loss on asset sales in the 2005 included a loss of $73 million ($73 million after-tax or $0.35 per share) on the sale of the Farm Tire business in North American Tire , a gain of $24 million ($24 million after-tax or $0.12 per share) on the sale of the Wingtack adhesive resins business in North American Tire and net gains of $13 million ($12 million after-tax or $0.06 per share) on the sales of other assets primarily in North American Tire.
      Net losses on asset sales in 2004 were $4 million ($8 million after-tax or $0.04 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products. The net loss includes $15 million on the write-down of assets of our natural rubber plantation in Indonesia.
      Net losses on asset sales in 2003 included a loss of $18 million ($9 million after-tax or $0.05 per share) on the sale of 20,833,000 shares of common stock of Sumitomo Rubber Industries, Ltd., for which we received

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense (continued)
$83 million. Also in 2003, net losses of $7 million ($7 million after-tax or $0.04 per share) was recorded on the sale of assets in Engineered Products, North American Tire, European Union Tire, Asia Pacific Tire and Latin American Tire.
      Foreign currency exchange loss in 2004 was lower than in 2003, as 2003 reflected the weakening of the Brazilian real versus the U.S. dollar.
      Insurance fire recovery of $14 million ($7 million after-tax or $0.03 per share) in 2005 was related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed. Goodyear has reached final settlement with its insurance providers.
      Insurance fire loss deductible in 2004 included a charge of $12 million ($12 million after-tax or $0.07 per share) related to fires at our facilities in Germany, France and Thailand. During 2004, approximately $36 million in insurance recoveries were received related to these fire losses. At December 31, 2004 we had recorded an insurance receivable of approximately $16 million to recover additional expenses associated with the fire losses in Germany. We did not record any insurance recoveries in excess of the net book value of the assets destroyed (less the insurance deductible limits) and other costs incurred.
      Equity in (earnings) losses of affiliates in 2004 compared to 2003 increased primarily due to improved results at Rubbernetwork.com and the consolidation of SPT effective January 1, 2004. Our share of losses at SPT was included in 2003.
      General and product liability-discontinued products includes charges for claims against us related to asbestos personal injury claims, and for liabilities related to Entran II claims, net of probable insurance recoveries. During 2005, we recorded gains of $32 million ($32 million after-tax or $0.16 per share) from settlements with certain insurance companies related to asbestos coverage. A portion of the costs incurred by us related to these claims had been recorded in prior years. Refer to Note 17, Commitments and Contingent Liabilities, for further information.
      During 2004, $42 million of net expenses related to Entran II claims ($142 million of expense and $100 million of insurance recoveries) and $11 million of net expenses related to asbestos claims ($13 million of expense and $2 million of probable insurance recoveries). During 2003, $180 million of net expenses related to Entran II claims ($255 million of expense and $75 million of insurance recoveries) was partially offset by $42 million of net income related to asbestos claims ($24 million of expense and $66 million of probable insurance recoveries).
      Miscellaneous items included financial transaction taxes in Latin America of $8 million, $8 million, and $13 million in 2005, 2004 and 2003, respectively. Costs related to the exploration of a possible sale of our Chemical Products business totaling $4 million and $3 million were included in 2004 and 2003, respectively. A $6 million charge for the adoption of FIN 46 for lease-financing SPEs was recorded in 2003.

Note 4.	Accounts and Notes Receivable

	2005	2004
(In millions)
Accounts and notes receivable	$3,288	$3,542
Allowance for doubtful accounts	(130)	(144)

	$3,158	$3,398

Accounts and Notes Receivable included non-trade receivables totaling $300 million and $426 million at December 31, 2005 and 2004, respectively. These amounts primarily related to value-added taxes, an environmental receivable, derivative financial instruments, and tax receivables.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Accounts and Notes Receivable (continued)
      The allowance for doubtful accounts represents an estimate of the losses expected from our accounts and notes receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by region, portfolio duration, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.
      Various international subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2005 and 2004. The receivable financing programs of these international subsidiaries did not utilize an SPE. At December 31, 2005 and 2004, the value in U.S. dollars available to and utilized by these international subsidiaries was $3 million and $5 million, respectively.
      During 2004, one of our international subsidiaries had established an accounts receivable continuous sales program whereunder this subsidiary may receive proceeds from the sale of certain of its receivables to a SPE affiliates of a certain bank. This subsidiary retained servicing responsibilities. This program was terminated during 2004.
      The following table presents certain cash flows related to this program:

2004
(In millions)
Proceeds from collections reinvested in previous securitizations	$633
Reimbursement for rebates and discounts issued	60
Cash used for termination of program	76
Prior to April 1, 2003, we maintained a program for the continuous sale of substantially all of our domestic trade accounts receivable to Wingfoot A/ R LLC, a wholly-owned limited liability subsidiary company that was a bankruptcy-remote SPE. A similar program also was maintained for substantially all of the trade accounts receivable of our wholly-owned subsidiary in Canada. The results of operations and financial position of Wingfoot A/ R LLC were not included in our consolidated financial statements as provided by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This program was terminated on April 1, 2003. Our consolidated debt increased by $578 million at April 1, 2003 in connection with the termination of this program.
      The following table presents certain cash flows related to this program:

2003
(In millions)
Proceeds from collections reinvested in previous securitizations	$1,089
Servicing fees received	1
Reimbursement for rebates and discounts issued	28
Cash used for termination of program	545

Note 5.	Inventories

	2005	2004
(In millions)
Raw materials	$639	$586
Work in process	137	140
Finished products	2,086	2,058

	$2,862	$2,784

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Other Intangible Assets
The net carrying amount of goodwill allocated by reporting unit, and changes during 2005, follows:

				Translation &
	Balance at	Purchase Price		Other	Balance at
	December 31, 2004	Allocation	Divestitures	Adjustments	December 31, 2005
(In millions)
North American Tire	$102	$—	$(8)	$4	$98
European Union Tire	403	—	—	(60)	343
Eastern Europe, Middle East and Africa Tire	124	—	—	(13)	111
Latin American Tire	1	—	—	(1)	—
Asia Pacific Tire	67	—	—	(3)	64
Engineered Products	20	2	—	(1)	21

	$717	$2	$(8)	$(74)	$637

The net carrying amount of goodwill allocated by reporting unit, and changes during 2004, follows:

				Translation &
	Balance at	Purchase Price	FIN 46	Other	Balance at
	December 31, 2003	Allocation	Impact	Adjustments	December 31, 2004
(In millions)
North American Tire	$101	$—	$3	$(2)	$102
European Union Tire	355	17	—	31	403
Eastern Europe, Middle East and Africa Tire	110	1	—	13	124
Latin American Tire	1	—	—	—	1
Asia Pacific Tire	63	—	2	2	67
Engineered Products	20	—	—	—	20

	$650	$18	$5	$44	$717

The following table presents information about other intangible assets:

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In millions)
Intangible assets with indefinite lives	$119	$(9)	$110	$121	$(9)	$112
Trademarks and Patents	48	(20)	28	53	(19)	34
Other intangible assets	28	(7)	21	34	(11)	23

Total Other intangible assets	$195	$(36)	$159	$208	$(39)	$169

The carrying amount of intangible assets with indefinite lives totaled $110 million and $112 million at December 31, 2005 and 2004, respectively. This amount is primarily comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.
      Amortization expense for intangible assets totaled $4 million, $4 million and $5 million in 2005, 2004 and 2003, respectively. We estimate that annual amortization expense related to intangible assets will range from approximately $3 million to $4 million during each of the next five years and the weighted average remaining amortization period is approximately 20 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments

Consolidation of Variable Interest Entities
We applied the provisions of FIN 46 for entities that are not SPEs effective January 1, 2004 and consolidated two previously unconsolidated investments, SPT, a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which sells to OE manufacturers. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA, which was included in Other assets and liabilities in the Operating activities section of the statement. In connection with the consolidation of SPT and T&WA, we recorded approximately $5 million of goodwill.

Investments and Acquisitions
We have funded approximately 40% of the obligations under our Supplemental Pension Plan as of December 31, 2005 (approximately 47% at December 31, 2004) using a Trust. The Trust invests in debt and equity securities and funds current benefit payments under the Supplemental Pension Plan. No contributions were made to the Trust in 2005 or 2004. The debt securities have maturities ranging from August 15, 2008 through February 15, 2010. The fair value of the Trust assets was $26 million and $29 million at December 31, 2005 and 2004, respectively, and was included in Other Assets on the Consolidated Balance Sheets. We have classified the Trust assets as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Accordingly, gains and losses resulting from changes in the fair value of the Trust assets are deferred and reported on the Consolidated Balance Sheets as OCI. At December 31, 2005, OCI included a gross unrealized holding gain on the Trust assets of $4 million ($1 million after-tax).
      We owned 3,421,305 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2005 and 2004 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $49 million and $32 million at December 31, 2005 and 2004, respectively, and was included in Other Assets on the Consolidated Balance Sheets. We have classified the Sumitomo Investment as available-for-sale, as provided in SFAS 115. At December 31, 2005, OCI included gross unrealized holding gains on the Sumitomo Investment of $32 million ($34 million after-tax), compared to $16 million ($17 million after-tax) at December 31, 2004.
      In July 2004, Goodyear Dunlop Tires Europe B.V. (“GDTE”), a 75% owned subsidiary, completed the acquisition of the remaining 50% outstanding ownership interest of Däckia, a major tire retail group in Sweden, for approximately $10 million. We originally acquired a 50% stake in 1995. As a result of this transaction, we now indirectly own 75% of Däckia, with SRI owning the remaining 25%. The acquisition was accounted for using the purchase method of accounting. The asset valuation and the purchase price allocation were completed in 2004. Pursuant to the purchase and resulting consolidation, we recorded an addition to goodwill of $17 million in 2004. We also recorded intangible assets, including customer relationships, trademarks and partner relationships, totaling $8 million.
      During 2003, we transferred our 80% ownership of Sava Tires Joint Venture Holding d.o.o (“Sava Tire”), a tire manufacturing subsidiary in Slovenia, to GDTE, for $282 million. In June 2004, we exercised our call option, purchased the remaining outstanding 20% ownership interest of Sava Tires for approximately $52 million, and sold it to GDTE for approximately $85 million. As a result of these transactions, we now indirectly own 75% of Sava Tire, with GDTE’s joint venture partner, SRI, owning the remaining 25%. The acquisition was accounted for using the purchase method of accounting. Pursuant to this transaction, we recorded an addition to goodwill of $1 million in 2004. The purchase price allocation was completed at December 31, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Investments (continued)
      In 2003, we purchased Arkansas Best Corporation’s remaining 19% ownership interest in Wingfoot Commercial Tire Systems, LLC, a joint venture company formed by Goodyear and Arkansas Best Corporation to sell and service commercial truck tires, provide retread services and conduct related business, for $71 million.
      Dividends received from our consolidated subsidiaries were $290 million, $155 million and $219 million in 2005, 2004 and 2003, respectively. Dividends received from our unconsolidated affiliates accounted for using the equity method were $7 million, $3 million and $3 million in 2005, 2004 and 2003, respectively.

Note 8.	Properties and Plants

	2005			2004

		Capital			Capital
	Owned	Leases	Total	Owned	Leases	Total
(In millions)
Properties and plants, at cost:
Land and improvements	$415	$9	$424	$360	$17	$377
Buildings and improvements	1,856	91	1,947	1,778	94	1,872
Machinery and equipment	9,982	110	10,092	10,479	102	10,581
Construction in progress	445	—	445	449	—	449

	12,698	210	12,908	13,066	213	13,279
Accumulated depreciation	(7,635)	(94)	(7,729)	(7,736)	(90)	(7,826)

	$5,063	$116	$5,179	$5,330	$123	$5,453

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 8 to 45 years; machinery and equipment, 3 to 30 years.

Note 9.	Leased Assets
Net rental expense charged to income follows:

	2005	2004	2003
(In millions)
Gross rental expense	$379	$349	$331
Sublease rental income	(76)	(74)	(65)

	$303	$275	$266

We enter into leases primarily for vehicles, data processing equipment and our wholesale and retail distribution facilities under varying terms and conditions. A portion of our domestic retail distribution network is sublet to independent dealers. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance.
      While substantially all subleases and some operating leases are cancelable for periods beyond 2006, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Leased Assets (continued)
The following table presents minimum future lease payments:

						2011 and
	2006	2007	2008	2009	2010	Beyond	Total
(In millions)
Capital Leases
Minimum lease payments	$13	$12	$12	$12	$12	$46	$107
Imputed interest							(30)
Executory costs							(1)

Present value							$76

Operating Leases
Minimum lease payments	$315	$254	$193	$145	$109	$455	$1,471
Minimum sublease rentals	(51)	(42)	(33)	(24)	(15)	(20)	(185)

	$264	$212	$160	$121	$94	$435	1,286

Imputed interest							(393)

Present value							$893

At December 31, 2004, we were a party to lease agreements with an unrelated SPE that was a VIE as defined by FIN 46. The agreements were related to certain North American distribution facilities. At December 31, 2004, the carrying amount of the warehouses that were pledged as collateral under the North American distribution facilities agreements totaled $27 million. These agreements were terminated during 2005.

Note 10.	Financing Arrangements and Derivative Financial Instruments
At December 31, 2005, we had total credit arrangements totaling $7,527 million, of which $1,677 million were unused.

Notes Payable, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2005, we had short term committed and uncommitted credit arrangements totaling $415 million, of which $92 million related to consolidated VIEs. Of these amounts, $182 million and $18 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)
      The following table presents amounts due within one year at December 31:

	2005	2004
(In millions)
Notes payable:
Amounts related to VIEs	$74	$91
Other international subsidiaries	159	136

	$233	$227

Weighted average interest rate	5.43%	6.72%
Long term debt and capital leases due within one year:
Amounts related to VIEs	$54	$24
6 3/8% Euro Notes due 2005	—	542
5 3/8% Swiss Franc Bond due 2006	120	—
6 5/8% due 2006	216	—
European credit facilities	—	400
Other (including capital leases)	58	44

	$448	$1,010

Weighted average interest rate	6.13%	6.34%
Total obligations due within one year	$681	$1,237

Amounts related to VIEs in Notes payable represent short term debt of SPT. Amounts related to VIEs in Long term debt and capital leases due within one year represented amounts owed by T&WA and SPT.

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2005, we had long term credit arrangements totaling $7,112 million, of which $1,495 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)
      The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
	2005	Rate	2004	Rate
(In millions)
Notes:
6 3/8% Euro Notes due 2005	$—	—	$542	*
5 3/8% Swiss franc bonds due 2006	120	*	139	*
6 5/8% due 2006	216	*	223	*
8 1/2% due 2007	300	*	300	*
6 3/8% due 2008	100	*	100	*
7 6/7% due 2011	650	*	650	*
Floating rate notes due 2011	200	12.31%	200	9.99%
11% due 2011	448	*	448	*
9% due 2015	400	*	—	—
7% due 2028	149	*	149	*
4% Convertible Senior Notes due 2034	350	*	350	*
Bank term loans:
$400 million senior secured term loan European facilities due 2005	—	—	400	6.33%
$800 million senior secured asset-based term loan due 2006	—	—	800	6.14%
$650 million senior secured asset-based term loan due 2006	—	—	650	7.03%
$1.2 billion second lien term loan facility due 2010	1,200	7.06%	—	—
$300 million third lien secured term loan due 2011	300	7.81%	—	—
€155 million senior secured term loan European facility due 2010	183	4.85%	—	—
Pan-European accounts receivable facility due 2009	324	3.91%	225	3.90%
Other domestic and international debt	85	6.20%	123	6.19%
Amounts related to VIEs	89	6.45%	94	6.41%

	5,114		5,393
Capital lease obligations	76		60

	5,190		5,453
Less portion due within one year	(448)		(1,010)

	$4,742		$4,443

*	Represents debt with fixed interest rate.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)
The following table presents information about long term fixed rate, including capital leases, debt at December 31:

	2005	2004
(In millions)
Carrying amount — liability	$2,847	$3,055
Fair value — liability	3,119	3,388
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at December 31, 2005 and 2004 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at December 31, 2005 and 2004, respectively. The fair value of our variable rate debt approximated its carrying amount at December 31, 2005 and 2004.

$650 Million Senior Secured Notes
On March 12, 2004, we completed a private offering of $650 million of senior secured notes, consisting of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The proceeds of the notes were used to prepay the remaining outstanding amount under the then-existing U.S. term loan facility, permanently reduce commitments under the then-existing revolving credit facility by $70 million, and for general corporate purposes. The notes are guaranteed by the same subsidiaries that guarantee our $1.5 billion first lien credit facility. The notes are secured by perfected third-priority liens on the same collateral securing those facilities.
      We have the right to redeem the fixed rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 105.5%, 102.75%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. We may also redeem the fixed rate notes prior to March 1, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium. We have the right to redeem the floating rate notes in whole or in part from time to time on and after March 1, 2008. The redemption price, plus accrued and unpaid interest to the redemption date, would be 104.0%, 102.0%, and 100.0% on and after March 1, 2008, 2009 and 2010, respectively. In addition, prior to March 1, 2007, we have the right to redeem up to 35% of the fixed and floating rate notes with net cash proceeds from one or more public equity offerings. The redemption price would be 111% for the fixed rate notes and 100% plus the then-applicable floating rate for the floating rate notes, plus accrued and unpaid interest to the redemption date.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

$350 Million Convertible Senior Note Offering
On July 2, 2004, we completed an offering of $350 million aggregate principal amount of 4% Convertible Senior Notes due June 15, 2034. The notes are convertible into share of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amounts of notes, which is equal to an initial conversion price of $12.04 per share. The proceeds from the notes were used to repay temporarily a revolving credit facility and for working capital purposes.

$400 Million Senior Notes Offering
On June 23, 2005, we completed an offering of $400 million aggregate principal amount of 9% Senior Notes due 2015 in a transaction under Rule 144A and Regulation S under the Securities Act of 1933. The senior notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantees are unsecured. The proceeds were used to repay $200 million in borrowings under our U.S. first lien revolving credit facility, and to replace $190 million of the cash, that we used to pay the $488 million principal amount of our 6 3/8% Euro Notes due 2005 at maturity on June 6, 2005. The remainder of the proceeds was used for general corporate purposes. In conjunction with the debt issuance, we paid fees of approximately $10 million, which are being amortized over the term of the senior notes.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The facility, which matures on April 30, 2010, contains certain covenants that, among other things, limit our ability to incur additional unsecured and secured indebtedness (including a limit on accounts receivable transactions), make investments and sell assets beyond specified limits. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. The facility limits the amount of dividends we may pay on our common stock in any fiscal year to $10 million. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (S&P) corporate credit rating improve to Ba2 or better and BB or better, respectively. The facility also limits the amount of capital expenditures we may make to $700 million in each year through 2010 (with increases for the proceeds of equity issuances). Any unused capital expenditures for a year may be carried over into succeeding years.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of December 31, 2005, there were $499 million of letters of credit issued under the deposit-funded facility. There were no borrowings under the revolving facility.

$1.2 Billion Second Lien Term Loan Facility
At closing, we used the entire availability under this facility to pay down and retire our prior credit facilities. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The facility contains covenants similar to those in the $1.5 billion first lien credit facility. However, the facility contains additional flexibility for the incurrence of indebtedness, making of investments and asset dispositions, the payment of dividends and the making of capital expenditures and does not contain the two financial covenants that are in the first lien credit facility. Under certain circumstances, borrowings under the facility are required to be prepaid with proceeds of asset sales greater than $15 million. Loans under this facility bear interest at LIBOR plus 275 basis points. As of December 31, 2005, this facility was fully drawn.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1.00 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points. As of December 31, 2005, there were $4 million of letters of credit issued under the European revolving credit facility, $183 million was drawn under the German term loan facilities and there were no borrowings under the German or European revolving credit facilities.

$300 Million Third Lien Secured Term Loan Facility
At closing, we used the availability under this facility to pay down and retire our prior credit facilities and pay certain fees and expenses. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). The liens are pari-passu with the liens securing our $650 million secured notes due 2011. The facility contains covenants substantially identical to those contained in the $650 million secured notes due 2011, which limit our ability to incur additional indebtedness or liens, pay dividends, make distributions and stock repurchases, make investments and sell assets, among other limitations. Loans under this facility bear interest at LIBOR plus 350 basis points. As of December 31, 2005, this facility was fully drawn.

International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a new five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of December 31, 2005 and 2004, the amount available and fully utilized under this program totaled $324 million and $225 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
      In addition to the pan-European accounts receivable securitization facility discussed above, SPT and other subsidiaries in Australia have accounts receivable programs totaling $67 million and $63 million at December 31, 2005 and 2004, respectively. These amounts are included in Notes payable.

Debt Maturities
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2005 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2006	2007	2008	2009	2010
(In millions)
Domestic	$345	$305	$107	$5	$1,206
International	103	33	4	330	187

	$448	$338	$111	$335	$1,393

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)
interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2005, the interest rate on 49% of our debt was fixed by either the nature of the obligation or through the interest rate contracts, compared to 50% at December 31, 2004.
      The following tables present contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

	December 31, 2004	Settled	December 31, 2005
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$15	$15	$—
Pay fixed rate	5.94%	5.94%	—
Receive variable Australian Bank Bill Rate	5.43%	5.43%	—
Average years to maturity	0.50	—	—
Fair value: asset (liability)	$—	$—	$—
Carrying amount:
Current liability	—	—	—
Long term liability	—	—	—
Floating rate contracts:
Notional principal amount	$200	$—	$200
Pay variable LIBOR	4.31%	—	6.27%
Receive fixed rate	6.63%	—	6.63%
Average years to maturity	1.92	—	0.92
Fair value: asset (liability)	$6	$—	$—
Carrying amount:
Current asset	4	—	—
Long term asset	2	—	—
Weighted average interest rate swap contract information follows:

	Twelve Months Ended
	December 31,

	2005	2004	2003
(Dollars in millions)
Fixed rate contracts:
Notional principal amount	$7	$96	$325
Pay fixed rate	5.94%	5.14%	5.00%
Receive variable LIBOR	5.66%	1.86%	1.24%
Floating rate contracts:
Notional principal amount	$200	$200	$207
Pay variable LIBOR	4.92%	3.27%	3.03%
Receive fixed rate	6.63%	6.63%	6.63%

Interest Rate Lock Contracts
We will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)
and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2005 or 2004.

Foreign Currency Contracts
We will enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds due 2006 is hedged by currency swap agreements, as were €100 million of the 6 3/8% Euro Notes until they matured in June 2005.
      Contracts hedging the Swiss franc bonds are designated as cash flow hedges, as were contracts hedging €100 million of the 6 3/8% Euro Notes until they matured in June 2005. Contracts hedging short term trade receivables and payables normally have no hedging designation.
      Amounts are reclassified from OCI into earnings each period to offset the effects of exchange rate movements on the hedged amounts of principal and interest of the Swiss franc bonds and, through June 2005, the Euro Notes. Amounts are also reclassified concurrently with the recognition of intercompany royalty expense and sales of intercompany purchases to third parties.
      The following table presents foreign currency contract information at December 31:

	2005		2004

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Buy currency:
Euro	$34	$34	$159	$116
Swiss franc	120	82	140	81
Japanese yen	30	31	23	22
U.S. dollar	127	126	144	145
All other	3	2	13	13

	$314	$275	$479	$377

Contract maturity:
Swiss franc swap	3/06		3/06
Euro swap	—		6/05
All other	1/06 — 10/19		1/05 — 10/19

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Financing Arrangements and Derivative Financial Instruments (continued)

	2005		2004

	Fair	Contract	Fair	Contract
	Value	Amount	Value	Amount
(In millions)
Sell currency:
British pound	$41	$41	$217	$219
Swedish krona	13	13	34	34
Canadian dollar	64	65	62	63
Euro	120	120	77	74
All other	11	11	24	24

	$249	$250	$414	$414

Contract maturity	1/06 — 9/06		1/05 — 12/05
The following table presents foreign currency contract carrying amounts at December 31:

	2005	2004

Carrying amount — asset (liability):
Swiss franc swap — current	$38	$—
Swiss franc swap — long term	—	60
Euro swaps — current	—	46
Other — current asset	3	4
Other — long term asset	2	1
Other — current liability	(1)	(6)
Other — long term liability	(2)	(3)
We were not a party to any foreign currency option contracts at December 31, 2005 or 2004.
      The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. Due to the creditworthiness of the counterparties, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.

Note 11.	Stock Compensation Plans and Dilutive Securities
Our 1989 Performance and Equity Incentive Plan, 1997 Performance Incentive Plan, 2002 Performance Plan, and 2005 Performance Plan provide for the granting of stock options and stock appreciation rights (SARs), restricted stock, performance grants and other stock-based awards. For options granted in tandem with SARs, the exercise of a SAR cancels the stock option; conversely, the exercise of the stock option cancels the SAR. The 1989 Plan expired on April 14, 1997, the 1997 Plan expired on December 31, 2001, and the 2002 Plan expired on April 15, 2005, except, in each case, with respect to grants and awards outstanding. The 2005 Plan will expire on April 26, 2008, except with respect to grants and awards then outstanding. A maximum of 12,000,000 shares of our Common Stock are available for issuance pursuant to grants and awards made under the 2005 Plan through April 26, 2008. Stock options and related SARs granted under the above plans generally have a maximum term of ten years and vest pro rata over four years.
      Performance units granted under the 2002 Plan are earned based on Return on Invested Capital and Total Shareholder Return relative to the S&P Auto Parts & Equipment Companies (each weighted at 50%)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Compensation Plans and Dilutive Securities (continued)
over a three year performance period beginning January 1 of the year subsequent to the year of grant. Any additional grants made during the three year period are earned over the remaining portion of the period. To the extent earned, a portion of the performance units will generally be paid 50% in cash and 50% in stock (subject to deferral under certain circumstances). A portion may be automatically deferred in the form of units until the participant is no longer an employee of the Company. Each unit is equivalent to a share of our Common Stock and payable in cash, shares of our Common Stock or a combination thereof at the election of the participant. As of December 31, 2005, all performance units granted under the 2002 Plan are earned and are subject to payment in 2006.
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
      Stock-based compensation activity for the years 2005, 2004 and 2003 follows:

	2005		2004		2003

	Shares	SARs	Shares	SARs	Shares	SARs

Outstanding at January 1	29,323,012	5,863,250	26,999,985	4,965,789	24,476,229	4,110,830
Options granted	2,038,050	453,425	4,149,660	1,103,052	3,907,552	1,009,588
Options without SARs exercised	(1,151,743)	—	(293,799)	—	—	—
Options with SARs exercised	(149,010)	(149,010)	(16,300)	(16,300)	—	—
SARs exercised	(17,060)	(17,060)	(360)	(360)	—	—
Options without SARs expired	(951,599)	—	(1,105,094)	—	(1,011,943)	—
Options with SARs expired	(238,326)	(238,326)	(188,931)	(188,931)	(154,629)	(154,629)
Performance units granted	—	—	—	—	8,500	—
Performance unit shares issued	(155,330)	—	—	—	—	—
Performance units cancelled	(29,953)	—	(222,149)	—	(225,724)	—

Outstanding at December 31	28,668,041	5,912,279	29,323,012	5,863,250	26,999,985	4,965,789

Exercisable at December 31	21,333,128	3,985,595	20,362,573	3,517,595	18,697,146	2,899,381

Available for grant at December 31	10,301,344		965,138		4,846,238

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Compensation Plans and Dilutive Securities (continued)
Significant option groups outstanding at December 31, 2005 and related weighted average price and remaining life information follows:

	Options	Options	Exercisable	Remaining
Grant Date	Outstanding	Exercisable	Price	Life (Years)

12/06/05(1)	1,605,936	—	$17.15	10
12/09/04	3,718,590	867,392	12.54	9
12/03/03	2,906,667	1,249,495	6.81	8
12/03/02	1,972,317	1,428,863	7.94	7
12/03/01	2,724,939	2,724,939	22.05	6
12/04/00	5,205,334	5,205,334	17.68	5
12/06/99	2,923,658	2,923,658	32.00	4
11/30/98	1,916,352	1,916,352	57.25	3
12/02/97	1,687,837	1,687,837	63.50	2
12/03/96	1,404,255	1,404,255	50.00	1
All other	2,229,454	1,925,003	34.07	3

(1)	The number of options granted in 2005 decreased in comparison to 2004 and 2003, as we expect to grant performance units to certain employees in 2006 in lieu of a portion of their 2005 option grant.
The 2,229,454 options in the “All other” category were outstanding at exercise prices ranging from $5.52 to $74.25, with a weighted average exercise price of $31.21. All options, SARs and performance units were granted at an exercise price equal to the fair market value of our Common Stock at the date of grant.
      Weighted average option exercise price information follows:

	2005	2004	2003

Outstanding at January 1	$24.96	$26.90	$30.28
Granted during the year	17.15	12.54	6.81
Exercised during the year	8.03	7.61	—
Outstanding at December 31	25.11	24.96	26.90
Exercisable at December 31	29.49	31.02	33.80
Forfeitures and cancellations were insignificant.
      Weighted average fair values at date of grant for grants in 2005, 2004 and 2003 follow:

	2005	2004	2003

Options	$8.61	$6.36	$3.41
Performance units	—	—	6.81
The above fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	6.25	5.00	5.00
Interest rate	4.35%	3.55%	3.41%
Volatility	44.7	54.7	54.0
Dividend yield	—	—	—

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Compensation Plans and Dilutive Securities (continued)

Earnings Per Share Information
Basic earnings per share have been computed based on the weighted average number of common shares outstanding.
      There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034 (the “Notes”), issued on July 2, 2004. Accordingly, weighted average shares outstanding — diluted in 2005 and 2004 included approximately 29.1 million and 14.5 million, respectively, contingently issuable shares. Net income per share — diluted in 2005 and 2004 also included an earnings adjustment representing avoided after-tax interest expense of $14 million and $7 million, respectively, resulting from the assumed conversion of the Notes.
      The Notes became convertible on July 18, 2005 and remained convertible through September 30, 2005. The Notes became convertible again on October 18, 2005 and remained convertible through December 31, 2005. No Notes were converted in 2005. If all outstanding Notes are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million shares. The Notes became convertible on January 17, 2006 and will remain convertible through March 31, 2006. The Notes could be convertible after March 31, 2006 if the sales price condition is met in any future fiscal quarter or if any other conditions to conversion set forth in the indenture governing the Notes is met.
      The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	2005	2004	2003

Weighted average shares outstanding — basic	176,107,411	175,377,316	175,314,449
4% Convertible Senior Notes due 2034	29,069,767	14,534,884	—
Stock options	3,553,194	2,346,070	—

Weighted average shares outstanding — diluted	208,730,372	192,258,270	175,314,449

In 2005, 2004 and 2003, approximately 23.1 million, 23.1 million and 21.4 million, respectively, of equivalent shares related to stock options with exercise prices that were greater than the average market price of our common shares, and performance grants, were excluded from weighted average shares outstanding-diluted, as inclusion would have been anti-dilutive. In addition, in 2003, the earnings per share calculation does not include approximately 1 million equivalent shares of stock options with exercise prices that were less than the average market price of our common shares, and performance grants, in weighted average shares outstanding — diluted as we were in a net loss position and inclusion would also have been anti-dilutive.
      The following table presents the computation of adjusted net income (loss) used in computing net income (loss) per share — diluted.

	2005	2004	2003
(In millions)
Net Income (Loss)	$228	$115	$(807)
After-tax impact of 4% Convertible Senior Notes due 2034	14	7	—

Adjusted Net Income (Loss)	$242	$122	$(807)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans
We provide substantially all employees with pension benefits. The principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees making voluntary contributions to these

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
plans receive higher benefits. Effective January 1, 2005, the U.S. salaried pension plan was closed to new participants and effective October 1, 2005, our UK pension plans were closed to new participants. Other pension plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain non-U.S. subsidiaries.
      We also provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are paid by us. Benefit payments are funded from operations.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Act in the first interim or annual period beginning after June 15, 2004. On January 21, 2005, final regulations under the Act were issued. Based on the clarifications provided in the final regulations, our total periodic postretirement cost was lowered by $64 million in 2005. This change increased pre-tax income (loss) by $53 million in 2005. The difference between the net periodic postretirement cost and pre-tax income (loss) amounts represents the portion of net periodic postretirement cost that is carried in inventory at December 31, 2005. The accumulated postretirement benefit obligation was reduced by $529 million. This reduction in the obligation is amortized as a reduction of expense over the average remaining service life of active employees.
      We use a December 31 measurement date for the majority of our plans.
      Pension cost follows:

	U.S.			Non-U.S.

	2005	2004	2003	2005	2004	2003
(In millions)
Service cost — benefits earned during the period	$56	$41	$83	$49	$45	$40
Interest cost on projected benefit obligation	294	300	295	128	121	105
Expected return on plan assets	(258)	(234)	(211)	(115)	(116)	(100)
Amortization of unrecognized: — prior service cost	63	71	70	3	4	4
— net (gains) losses	86	79	96	59	39	30
— transition amount	—	—	—	1	1	1

Net periodic pension cost	241	257	333	125	94	80
Curtailments/settlements	13	14	40	2	(7)	5
Special termination benefits	15	4	43	—	—	—

Total pension cost	$269	$275	$416	$127	$87	$85

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
Postretirement benefit cost follows:

	With	Without
	Medicare	Medicare
	Subsidy	Subsidy
	2005	2005	2004	2003
(In millions)
Service cost — benefits earned during the period	$23	$28	$25	$24
Interest cost on accumulated benefit obligation	149	178	188	174
Amortization of unrecognized: — net losses	10	41	35	32
— prior service cost	43	43	45	17

Net periodic postretirement cost	225	290	293	247
Curtailments/settlements	25	24	12	24
Special termination benefits	—	—	—	20

Total postretirement cost	$250	$314	$305	$291

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
The change in benefit obligation and plan assets for 2005 and 2004 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2005 and 2004 are as follows:

	Pension Plans

	U.S.		Non-U.S.		Other Benefits

	2005	2004	2005	2004	2005	2004
(In millions)
Change in benefit obligation:
Beginning balance	$(5,191)	$(4,887)	$(2,529)	$(1,996)	$(3,218)	$(3,079)
Newly adopted plans	—	—	(1)	(87)	—	—
Service cost — benefits earned	(56)	(41)	(49)	(45)	(23)	(25)
Interest cost	(294)	(300)	(128)	(121)	(149)	(188)
Plan amendments	—	1	—	—	—	4
Actuarial (loss) gain	(174)	(301)	(273)	(231)	532	(165)
Employee contributions	(11)	(10)	(8)	(9)	(19)	(9)
Curtailments/settlements	—	(2)	1	—	(7)	—
Special termination benefits	(15)	(4)	—	—	—	—
Divestitures	—	—	9	—	—	—
Foreign currency translation	—	—	203	(172)	(5)	(14)
Benefit payments	334	353	129	132	260	258

Ending balance	$(5,407)	$(5,191)	$(2,646)	$(2,529)	$(2,629)	$(3,218)
Change in plan assets:
Beginning balance	$3,046	$2,886	$1,552	$1,243	$—	$—
Newly adopted plans	—	—	—	84	—	—
Actual return on plan assets	261	330	206	149	—	—
Company contributions to pension funds	407	157	81	67	—	—
Cash funding of direct participant payments	13	16	25	25	—	—
Employee contributions	11	10	8	9	—	—
Foreign currency translation	—	—	(105)	107	—	—
Benefit payments	(334)	(353)	(129)	(132)	—	—

Ending balance	$3,404	$3,046	$1,638	$1,552	$—	$—
Funded status	(2,003)	(2,145)	(1,008)	(977)	(2,629)	(3,218)
Unrecognized prior service cost	325	401	20	17	359	420
Unrecognized net loss	1,646	1,561	1,025	987	355	895
Unrecognized net obligation at transition	—	—	2	3	—	—

Net amount recognized	$(32)	$(183)	$39	$30	$(1,915)	$(1,903)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans

	U.S.		Non-U.S.		Other Benefits

	2005	2004	2005	2004	2005	2004
(In millions)
Prepaid benefit cost — long term	$—	$—	$17	$19	$—	$—
Accrued benefit cost — current	(192)	(58)	(21)	(27)	(254)	(303)
— long term	(1,725)	(2,006)	(848)	(817)	(1,661)	(1,600)
Intangible asset included in other assets	329	405	22	25	—	—
Deferred income taxes	210	210	117	95	—	—
Minority shareholders’ equity	28	25	143	146	—	—
Accumulated other comprehensive income (OCI)	1,318	1,241	609	589	—	—

Net amount recognized	$(32)	$(183)	$39	$30	$(1,915)	$(1,903)

The increase (decrease) in minimum pension liability adjustment (net of tax) included in OCI follows:

	Pension Plans

	U.S.			Non-U.S.			Other Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003
(In millions)
Increase (decrease) in minimum pension liability adjustment included in OCI	$77	$126	$(176)	$20	$158	$48	N/A	N/A	N/A
The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits

	2005	2004	2005	2004

Discount rate: — U.S.	5.50%	5.75%	5.50%	5.75%
— Non-U.S.	4.96	5.41	6.13	6.91
Rate of compensation increase: — U.S.	4.04	4.04	4.08	4.00
— Non-U.S.	3.64	3.48	4.27	4.67
The following table presents significant weighted average assumptions used to determine net periodic pension/postretirement cost for the years ended December 31:

	Pension Plans			Other Benefits

	2005	2004	2003	2005	2004	2003

Discount rate: — U.S.	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
— Non-U.S.	5.41	5.93	6.20	6.91	7.22	7.48
Expected long term return on plan assets: — U.S.	8.50	8.50	8.50	—	—	—
— Non-U.S	. 7.49	8.03	8.03	—	—	—
Rate of compensation increase: — U.S.	4.04	4.00	4.00	4.00	4.00	4.00
— Non-U.S.	3.48	3.43	3.50	4.67	4.47	4.80
For 2005, an assumed long-term rate of return of 8.5% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over periods of 15 years or more (through December 31, 2004). In addition, we evaluated input from our pension fund consultant on asset class return expectations and long-term inflation. For our non-U.S. locations, a weighted average assumed

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
long-term rate of return of 7.49% was used. Input from local pension fund consultants concerning asset class return expectations and long-term inflation form the basis of this assumption.
      The following table presents estimated future benefit payments from the plans as of December 31, 2005. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Benefits
	Pension Plans
			Without Medicare	Medicare Part D
	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts
(In millions)
2006	$332	$116	$272	$(18)
2007	342	117	272	(22)
2008	352	120	270	(25)
2009	362	124	264	(28)
2010	383	128	258	(31)
2011-2015	2,072	727	1,181	(189)
The following table presents selected information on our pension plans:

	U.S.		Non-U.S.

	2005	2004	2005	2004
(In millions)
All plans:
Accumulated benefit obligation	$5,315	$5,104	$2,464	$2,344
Plans not fully-funded:
Projected benefit obligation	$5,407	$5,191	$2,499	$2,368
Accumulated benefit obligation	5,315	5,104	2,332	2,199
Fair value of plan assets	3,404	3,046	1,486	1,385
Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2005, these plans accounted for $221 million of our accumulated pension benefit obligation, $235 million of our projected pension benefit obligation and $49 million of our minimum pension liability adjustment ($233 million, $247 million and $43 million, respectively, at December 31, 2004).
      Our pension plan weighted average asset allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.

	2005	2004	2005	2004

Equity securities	69%	71%	48%	52%
Debt securities	31	28	50	45
Cash and short term securities	—	1	2	3

Total	100%	100%	100%	100%

At December 31, 2005 and 2004, we did not directly hold any of our Common Stock.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pension, Other Postretirement Benefit and Savings Plans (continued)
asset and liability modeling studies to determine the appropriateness of the investments. The portfolio includes holdings of domestic, non-U.S., and private equities, global high quality and high yield fixed income securities, and short-term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income.
      We expect to contribute approximately $800 million to $875 million to our funded major U.S. and non-U.S. pension plans in 2006.
      Assumed health care cost trend rates at December 31 follow:

	2005	2004

Health care cost trend rate assumed for the next year	11.5%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2013	2013
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2005 and the aggregate service and interest cost for the year then ended as follows:

	1% Increase	1% Decrease
(In millions)
Accumulated postretirement benefit obligation	$39	$(33)
Aggregate service and interest cost	3	(3)

Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a savings plan. Effective January 1, 2005, all newly hired salaried employees in the U.S. are eligible for a Company-funded contribution into the Salaried Savings Plan, as they are not eligible to participate in our defined benefit pension plan. The expenses recognized for contributions were $21 million, $18 million and $15 million for 2005, 2004 and 2003, respectively.

Note 13.	Income Taxes
The components of Income (Loss) before Income Taxes and Cumulative Effect of Accounting Change, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

	2005	2004	2003
(In millions)
U.S.	$(278)	$(329)	$(1,048)
Foreign	767	652	358

	489	323	(690)
Minority Interest in Net Income of Subsidiaries	95	58	33

	$584	$381	$(657)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes (continued)
A reconciliation of income taxes at the U.S. statutory rate to income taxes provided before cumulative effect of accounting change follows:

	2005	2004	2003
(In millions)
U.S. Federal income tax at the statutory rate of 35%	$204	$133	$(230)
Adjustment for foreign income taxed at different rates	(16)	(12)	—
U.S. loss with no tax benefit	69	98	359
State income taxes, net of Federal benefit	(3)	(1)	(4)
Foreign operating losses	21	45	47
Release of valuation allowances	(20)	—	(11)
Settlement of prior years’ liabilities	(4)	(46)	(44)
Provision for repatriation of foreign earnings	3	(5)	8
Other	(4)	(4)	(8)

United States and Foreign Taxes on Income (Loss)	$250	$208	$117

The components of the provision (benefit) for income taxes by taxing jurisdiction before cumulative effect of accounting change follow:

	2005	2004	2003
(In millions)
Current:
Federal	$(26)	$(60)	$(49)
Foreign	297	273	180
State	(2)	(1)	(4)

	269	212	127
Deferred:
Federal	(2)	(1)	(8)
Foreign	(16)	(3)	(2)
State	(1)	—	—

	(19)	(4)	(10)

United States and Foreign Taxes on Income (Loss)	$250	$208	$117

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes (continued)
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

	2005	2004
(In millions)
Postretirement benefits and pensions	$1,306	$1,235
Tax credit and operating loss carryforwards	454	457
Capitalized expenditures for tax reporting	232	259
Accrued expenses deductible as paid	270	277
Alternative minimum tax credit carryforwards	63	62
Vacation and sick pay	54	52
Rationalizations and other provisions	7	17
Other	81	101

	2,467	2,460
Valuation allowance	(2,052)	(2,072)

Total deferred tax assets	415	388
Tax on undistributed subsidiary earnings	(18)	(18)
Total deferred tax liabilities:
— property basis differences	(448)	(482)

Total net deferred tax liabilities	$(51)	$(112)

At December 31, 2005, we had $299 million of tax assets for net operating loss and tax credit carryforwards related to certain international subsidiaries, some of which are subject to expiration beginning in 2006. A valuation allowance totaling $247 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $155 million of Federal and state tax assets for net operating loss and tax credit carryforwards, some of which are subject to expiration beginning in 2006. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.
      No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of $1,839 million is required because the amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.
      On June 30, 2005, the State of Ohio enacted significant changes to its tax system that will be phased in over a five year period including repealing the Corporate Ohio Franchise/ Income Tax, repealing the Tangible Personal Property Tax on business equipment, inventory and fixtures, and enacted a new commercial activity tax based on Ohio gross receipts. The effect of these changes is not expected to have a material impact on our results of operations, financial position or liquidity.
      The American Job Creation Act of 2004 was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. As we are both an exporter and a domestic manufacturer and in a U.S. tax loss position, this change did not have a material impact on our income tax provision for 2005. It also provides for a special one-time tax deduction of 85% of certain foreign earnings that were repatriated no later than 2005. We evaluated the effects of this provision in light of our 2005 U.S. loss position and determined not to repatriate under the provisions of the Act as it would not provide a tax benefit to us.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes (continued)
      Net cash payments for income taxes were $239 million, $201 million and $73 million in 2005, 2004 and 2003, respectively.

Note 14.	Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

	2005	2004	2003
(In millions)
Interest expense before capitalization	$418	$376	$304
Capitalized interest	(7)	(7)	(8)

	$411	$369	$296

Cash payments for interest were $401 million, $357 million and $283 million in 2005, 2004 and 2003, respectively.

Note 15.	Business Segments
Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition.
      Effective January 1, 2005 our former Chemical Products Segment was integrated into North American Tire. Intercompany sales from Chemical Products to other segments are no longer reflected in our segment sales. In addition, segment operating income from intercompany sales from Chemical Products to other segments is no longer reflected in our total segment operating income.
      The Tire business is comprised of five regional SBUs. Engineered Products is managed on a global basis. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President.
      Each of the five regional tire business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the tire business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.
      North American Tire provides OE and replacement tires for autos, motorcycles, trucks, aviation and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale. North American Tire information in 2005 and 2004 includes T&WA, which was consolidated effective January 1, 2004 pursuant to FIN 46. Refer to Note 7.
      European Union Tire provides OE and replacement tires for autos, motorcycles, trucks, farm and construction applications in Western Europe and export markets. European Union Tire also provides related products and services including tread rubber, retread truck and aviation tires, automotive repair services and merchandise purchased for resale.
      Eastern Europe, Middle East and Africa Tire provides OE and replacement tires for autos, trucks, farm, bicycle, construction and mining applications in Eastern Europe, the Middle East, Africa and export markets.
      Latin American Tire provides OE and replacement tires for autos, trucks, tractors, aviation and construction applications in Central and South America, Mexico and export markets. Latin American Tire also provides related products and services including tread rubber, retreaded tires, automotive repair services and merchandise purchased for resale.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)
      Asia Pacific Tire provides OE and replacement tires for autos, trucks, farm, aviation and construction applications in Asia, the Pacific and export markets. Asia Pacific Tire also provides related products and services including tread rubber, retread aviation tires, automotive repair services and merchandise purchased for resale. Asia Pacific Tire information in 2005 and 2004 includes SPT, which was consolidated effective January 1, 2004 pursuant to FIN 46. Refer to Note 21.
      Engineered Products develops, manufactures and sells belts, hoses, molded products, airsprings, tank tracks and other products for OE and replacement transportation applications and industrial markets worldwide.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)
      The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes and Cumulative Effect of Accounting Change:

	2005	2004	2003
(In millions)
Net Sales
North American Tire	$9,091	$8,569	$7,279
European Union Tire	4,676	4,476	3,922
Eastern Europe, Middle East and Africa Tire	1,437	1,279	1,073
Latin American Tire	1,466	1,245	1,041
Asia Pacific Tire	1,423	1,312	582

Total Tires	18,093	16,881	13,897
Engineered Products	1,630	1,472	1,205

Total Segment Sales	$19,723	$18,353	$15,102

Segment Operating Income
North American Tire	$167	$74	$(103)
European Union Tire	317	253	130
Eastern Europe, Middle East and Africa Tire	198	194	147
Latin American Tire	295	251	149
Asia Pacific Tire	84	60	49

Total Tires	1,061	832	372
Engineered Products	103	114	47

Total Segment Operating Income	1,164	946	419
Rationalizations and asset sales	(47)	(60)	(316)
Accelerated depreciation, asset impairment and asset write-offs	(5)	(10)	(133)
Interest expense	(411)	(369)	(296)
Foreign currency exchange	(22)	(23)	(41)
Minority interest in net income of subsidiaries	(95)	(58)	(33)
Financing fees and financial instruments	(109)	(117)	(99)
General and product liability — discontinued products	(9)	(53)	(138)
Recovery (expense) for fire loss deductibles	14	(12)	—
Professional fees associated with the restatement	(4)	(30)	(6)
Professional fees associated with Sarbanes-Oxley	(4)	(18)	—
Expenses for environmental remediation at non-operating sites	(8)	(12)	—
Environmental insurance recoveries	29	157	—
Other	(4)	(18)	(47)

Income (Loss) before Income Taxes and Cumulative Effect of Accounting Change	$489	$323	$(690)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)
The following table presents segment assets at December 31:

	2005	2004
(In millions)
Assets
North American Tire	$5,438	$5,504
European Union Tire	3,690	4,056
Eastern Europe, Middle East and Africa Tire	1,227	1,315
Latin American Tire	900	846
Asia Pacific Tire	1,126	1,154

Total Tires	12,381	12,875
Engineered Products	799	764

Total Segment Assets	13,180	13,639
Corporate	2,447	2,462

	$15,627	$16,101

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in (earnings) losses of most unconsolidated affiliates. Equity in (earnings) losses of certain unconsolidated affiliates, including SPT (in 2003) and Rubbernetwork.com, are not included in segment operating income. Segment operating income does not include rationalization charges (credits) and certain other items. Segment assets include those assets under the management of the SBU.
      For 2003, results of operations of SPT and T&WA were not reported in segment results, but were reflected in our Consolidated Statements of Operations using the equity method.
      The following table presents segment investments in and advances to affiliates at December 31:

	2005	2004
(In millions)
Investments in and Advances to Affiliates
North American Tire	$16	$14
European Union Tire	3	2
Eastern Europe, Middle East and Africa Tire	3	3
Asia Pacific Tire	13	16

Total Segment Investments in and Advances to Affiliates	35	35
Corporate	—	—

	$35	$35

      The following table presents 100% of the sales and operating income of SPT for 2003:

2003
(In millions)
Net Sales	$640
Operating Income	8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)
SPT operating income did not include net rationalization charges of approximately $9 million in 2003. SPT debt totaled $255 million at December 31, 2003, of which $72 million was payable to Goodyear. Refer to Note 21.
      The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of properties and plants. Management did not consider the net sales or long-lived assets of individual countries outside the United States to be significant to the consolidated financial statements.

	2005	2004	2003
(In millions)
Net Sales
United States	$9,048	$8,459	$7,194
International	10,675	9,894	7,908

	$19,723	$18,353	$15,102

Long-Lived Assets
United States	$2,313	$2,407
International	2,866	3,046

	$5,179	$5,453

      Portions of the items described in Note 2, Costs Associated with Rationalization Programs, and Note 3, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	2005	2004	2003
(In millions)
Rationalizations
North American Tire	$(8)	$9	$192
European Union Tire	8	23	54
Eastern Europe, Middle East and Africa Tire	9	4	—
Latin American Tire	—	(2)	10
Asia Pacific Tire	(2)	—	—

Total Tires	7	34	256
Engineered Products	4	23	29

Total Segment Rationalizations	11	57	285
Corporate	—	(1)	6

	$11	$56	$291

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)

	2005	2004	2003
(In millions)
Other (Income) and Expense(1)
North American Tire	$43	$13	$4
European Union Tire	(5)	(6)	1
Eastern Europe, Middle East and Africa Tire	1	—	—
Latin American Tire	(1)	—	(2)
Asia Pacific Tire	—	—	(2)

Total Tires	38	7	1
Engineered Products	—	(3)	6

Total Segment Other (Income) and Expense	38	4	7
Corporate	21	4	254

	$59	$8	$261

(1)	Excludes equity in (earnings) losses of affiliates and foreign currency exchange.
The following table presents segment capital expenditures, depreciation and amortization:

	2005	2004	2003
(In millions)
Capital Expenditures
North American Tire	$237	$176	$153
European Union Tire	126	103	87
Eastern Europe, Middle East and Africa Tire	51	56	41
Latin American Tire	72	65	35
Asia Pacific Tire	70	66	49

Total Tires	556	466	365
Engineered Products	33	30	19

Total Segment Capital Expenditures	589	496	384
Corporate	45	33	21

	$634	$529	$405

Depreciation and Amortization
North American Tire	$296	$303	$314
European Union Tire	121	130	120
Eastern Europe, Middle East and Africa Tire	45	46	44
Latin American Tire	29	24	20
Asia Pacific Tire	55	52	31

Total Tires	546	555	529
Engineered Products	36	33	39

Total Segment Depreciation and Amortization	582	588	568
Corporate	48	41	124

	$630	$629	$692

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Business Segments (continued)
Out-of-period adjustments totaled $8 million in after-tax income in the fourth quarter of 2005 and primarily related to income taxes. Of this amount, $3 million relates to prior quarters of 2005. For the year ended December 31, 2005 we recorded approximately $3 million in net after-tax expense relating to prior periods.

Note 16.	Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Income (Loss) follow:

	2005	2004
(In millions)
Foreign currency translation adjustment	$(910)	$(757)
Minimum pension liability adjustment	(1,927)	(1,830)
Unrealized investment gain	35	17
Deferred derivative gain	2	6

	$(2,800)	$(2,564)

Note 17.	Commitments and Contingent Liabilities
At December 31, 2005, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,288 million and off-balance-sheet financial guarantees written and other commitments totaling $11 million.

Warranty
At December 31, 2005 and 2004, we had recorded, in Other current liabilities, $18 million and $18 million, respectively, for potential claims under warranties offered by us. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of our ultimate liability in respect of these matters may differ from these estimates.
      The following table presents changes in the warranty reserve during 2005 and 2004:

	2005	2004
(In millions)
Balance at January 1	$18	$13
Payments made during the period	(38)	(28)
Expense recorded during the period	39	31
Translation adjustment	(1)	—
FIN 46 impact	—	2

Balance at December 31	$18	$18

Environmental Matters
We had recorded liabilities totaling $43 million and $40 million at December 31, 2005 and 2004, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $9 million were included in Other current liabilities at December 31, 2005 and 2004, respectively. The costs include:

•	legal and consulting fees,

•	site studies,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingent Liabilities (continued)

•	the design and implementation of remediation plans, and

•	post-remediation monitoring and related activities.
      These costs will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies under which we will receive approximately $159 million. We have received $116 million in 2005 with the balance due in 2006. A significant portion of the costs incurred by us related to these claims had been recorded in prior years. See “Asbestos” below for information regarding insurance settlements completed during the second and third quarters of 2005 related to both asbestos and environmental matters.

Workers’ Compensation
We had recorded liabilities, on a discounted basis, totaling $250 million and $231 million for anticipated costs related to workers’ compensation at December 31, 2005 and December 31, 2004, respectively. Of these amounts, $103 million and $99 million were included in Current Liabilities as part of Compensation and benefits at December 31, 2005 and December 31, 2004, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. The increase in the liability from 2004 to 2005 was due primarily to an increase in reserves for existing claims and revised actuarial estimates of our ultimate liability. At December 31, 2005 and 2004, the liability was discounted using the risk-free rate of return.

General and Product Liability and Other Litigation
We had recorded liabilities totaling $467 million at December 31, 2005 and $549 million at December 31, 2004 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $247 million and $266 million were included in Other current liabilities at December 31, 2005 and 2004, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We had recorded insurance receivables for potential product liability and other tort claims of $53 million at December 31, 2005 and $117 million at December 31, 2004. Of these amounts, $9 million and $14 million were included in Current Assets as part of Accounts and notes receivable at December 31, 2005 and 2004, respectively.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 34,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $233 million through December 31, 2005 and $226 million through December 31, 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingent Liabilities (continued)
A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	2005	2004	2003
(Dollars in millions)
Pending claims, beginning of year	127,300	118,000	99,700
New claims filed during the year	6,200	12,700	26,700
Claims settled/dismissed during the year	(8,000)	(3,400)	(8,400)

Pending claims, end of year	125,500	127,300	118,000

Payments(1)	$22	$30	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
      We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $104 million and $119 million at December 31, 2005 and 2004, respectively. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $31 million at December 31, 2005 and $38 million at December 31, 2004. At December 31, 2005, our liability with respect to asserted claims and related defense costs was $73 million, compared to $81 million at December 31, 2004.
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
      Based upon a model employed by the valuation firm, as of December 31, 2005, (i) we had recorded a receivable related to asbestos claims of $53 million, compared to $108 million at December 31, 2004, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of this amount, $9 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2005 and 2004. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. During the second quarter of 2005, as a result of a court determination, we further refined our method of allocating losses to excess coverage policies, resulting in a reduction in available insurance coverage over the period covered by the estimated liability. The recorded receivable also declined during the second and third quarters due to settlements with certain excess insurance carriers, as discussed below.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingent Liabilities (continued)
      We believe that, at December 31, 2005, we had approximately $179 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $53 million insurance receivable recorded at December 31, 2005. We also had approximately $20 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs, available with our primary insurance carriers through coverage-in-place agreements at December 31, 2005.
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
      We also reached an agreement effective July 27, 2005, to settle our claims for insurance coverage for asbestos and pollution related liabilities with respect to insurance policies issued by certain other non-Equitas excess insurance carriers which participated in policies issued in the London Market. The settlement agreement generally provided for the payment of $25 million to us in exchange for the release by us of past, present and future claims under those policies and the cancellation of those policies; and agreement by us to indemnify the underwriters from claims asserted under those policies.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17. Commitments and Contingent Liabilities (continued)
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
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $248 million and $307 million at December 31, 2005 and 2004, respectively.
      On October 19, 2004, the amended settlement received court approval. As a result, we have made, or will make annual cash contributions to a settlement fund of $60 million, $40 million, $15 million, $15 million and $20 million in 2004, 2005, 2006, 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.
      Forty-one sites remain opted-out of the amended settlement. One action involving approximately nine of these sites is currently pending against us, and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
      In addition to the sites that have been opted-out of the amended settlement, any liability related to six actions in which we have received adverse judgments also will not be covered by the amended settlement. With respect to three of these matters, however, we will be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingent Liabilities (continued)

Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of December 31, 2005 we had not recognized tax benefits of approximately $157 million ($118 million net of minority interests) relating to the reorganization of legal entities in 2001, which is now the subject of a tax examination that could be settled in 2006. Pursuant to the reorganization, our tax payments have been reduced by approximately $67 million through December 31, 2005. Should the ultimate outcome be unfavorable, we would be required to make a cash payment, with interest, for all tax benefits claimed as of that date.

Union Matters
Beginning in 2006 we will be working with the United Steel Workers (“USW”) to extend or renegotiate the master collective bargaining agreement that covers approximately 13,600 employees in the United States and expires in July 2006. The outcome of these collective bargaining negotiations cannot presently be determined. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages that could have a material adverse impact on our consolidated results of operations, financial position and liquidity.

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

Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of SPT and T&WA. Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guarantee SPT’s obligations under credit facilities in the amount of $108 million, which expire at various times through 2007. The maximum potential amount of payments totaled $42 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of December 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $199 million, consisting primarily of accounts receivable, inventory and fixed assets. We guarantee an industrial revenue bond obligation of T&WA in the amount of $5 million. The guarantee is unsecured.

Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingent Liabilities (continued)
institution, and will typically have recourse to the assets of that affiliate or customer. At December 31, 2005, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $2 million and $8 million, respectively. The affiliate and customer guarantees expire at various times through 2008 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

Indemnifications
At December 31, 2005, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

Note 18.	Consolidating Financial Information
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of Senior Secured Notes issued in March 2004 and the $400 million aggregate principal amount of 9% Senior Notes due 2015 issued on June 23, 2005. The following presents the condensed consolidating financial information separately for:

(i) The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii) Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the $650 million of Senior Secured Notes issued on March 12, 2004 ($450 million of 11% Senior Secured Notes due 2011 and $200 million Senior Secured Floating Rate Notes due 2011) and the Indenture related to Goodyear’s obligation under the $400 million aggregate principal amount of 9% Senior Notes due 2015 issued on June 23, 2005 (the “Notes”);

(iii) Non-guarantor subsidiaries, on a combined basis;

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(v) The Goodyear Tire & Rubber Company and Subsidiaries on a consolidated basis.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Consolidating Balance Sheet
	December 31, 2005

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
Assets:
Current Assets:
Cash and cash equivalents	$1,066	$35	$1,077	$—	$2,178
Restricted cash	218	—	13	—	231
Accounts and notes receivable	1,137	238	1,783	—	3,158
Accounts and notes receivable from affiliates	—	667	—	(667)	—
Inventories	1,290	270	1,340	(38)	2,862
Prepaid expenses and other current assets	107	11	125	8	251

Total Current Assets	3,818	1,221	4,338	(697)	8,680
Goodwill	—	32	409	196	637
Intangible Assets	100	35	58	(34)	159
Deferred Income Tax	—	35	67	—	102
Deferred Pension Costs and Other Assets	632	43	195	—	870
Investments in Subsidiaries	4,011	469	3,195	(7,675)	—
Properties and Plants	2,018	296	2,845	20	5,179

Total Assets	$10,579	$2,131	$11,107	$(8,190)	$15,627

Liabilities:
Current Liabilities:
Accounts payable-trade	$595	$73	$1,277	$—	$1,945
Accounts payable to affiliates	595	—	72	(667)	—
Compensation and benefits	785	50	286	—	1,121
Other current liabilities	483	11	177	—	671
United States and foreign taxes	65	31	297	—	393
Notes payable	—	—	233	—	233
Long term debt and capital leases due within one year	338	—	110	—	448

Total Current Liabilities	2,861	165	2,452	(667)	4,811
Long Term Debt and Capital Leases	4,118	1	623	—	4,742
Compensation and Benefits	3,117	200	1,163	—	4,480
Deferred and Other Noncurrent Income Taxes	86	5	206	7	304
Other Long Term Liabilities	324	9	93	—	426
Minority Equity in Subsidiaries	—	—	606	185	791

Total Liabilities	10,506	380	5,143	(475)	15,554
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,285	(4,902)	177
Capital Surplus	1,398	5	869	(874)	1,398
Retained Earnings	1,298	1,483	2,240	(3,723)	1,298
Accumulated Other Comprehensive Income (Loss)	(2,800)	(354)	(1,430)	1,784	(2,800)

Total Shareholders’ Equity (Deficit)	73	1,751	5,964	(7,715)	73

Total Liabilities and Shareholders’ Equity (Deficit)	$10,579	$2,131	$11,107	$(8,190)	$15,627

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Consolidating Balance Sheet
	December 31, 2004

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
Assets:
Current Assets:
Cash and cash equivalents	$1,004	$50	$914	$—	$1,968
Restricted cash	137	—	15	—	152
Accounts and notes receivable	1,209	203	1,986	—	3,398
Accounts and notes receivable from affiliates	—	612	—	(612)	—
Inventories	1,162	250	1,425	(53)	2,784
Prepaid expenses and other current assets	98	13	151	10	272

Total Current Assets	3,610	1,128	4,491	(655)	8,574
Goodwill	—	35	467	215	717
Intangible Assets	101	41	67	(40)	169
Deferred Income Tax	—	14	69	—	83
Deferred Pension Costs and Other Assets	843	44	218	—	1,105
Investments in Subsidiaries	3,943	465	3,080	(7,488)	—
Properties and Plants	2,088	332	3,009	24	5,453

Total Assets	$10,585	$2,059	$11,401	$(7,944)	$16,101

Liabilities:
Current Liabilities:
Accounts payable-trade	$529	$62	$1,379	$—	$1,970
Accounts payable to affiliates	528	—	84	(612)	—
Compensation and benefits	648	46	335	—	1,029
Other current liabilities	426	9	283	—	718
United States and foreign taxes	63	31	151	—	245
Notes payable	—	—	227	—	227
Long term debt and capital leases due within one year	562	—	448	—	1,010

Total Current Liabilities	2,756	148	2,907	(612)	5,199
Long Term Debt and Capital Leases	4,010	2	431	—	4,443
Compensation and Benefits	3,323	156	1,166	—	4,645
Deferred and Other Noncurrent Income Taxes	31	7	355	9	402
Other Long Term Liabilities	391	18	86	—	495
Minority Equity in Subsidiaries	—	—	629	214	843

Total Liabilities	10,511	331	5,574	(389)	16,027
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	176	669	4,191	(4,860)	176
Capital Surplus	1,392	12	866	(878)	1,392
Retained Earnings	1,070	1,318	2,087	(3,405)	1,070
Accumulated Other Comprehensive Income (Loss)	(2,564)	(271)	(1,317)	1,588	(2,564)

Total Shareholders’ Equity (Deficit)	74	1,728	5,827	(7,555)	74

Total Liabilities and Shareholders’ Equity (Deficit)	$10,585	$2,059	$11,401	$(7,944)	$16,101

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2005

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
Net Sales	$9,398	$2,257	$16,035	$(7,967)	$19,723
Cost of Goods Sold	8,377	1,980	13,556	(8,141)	15,772
Selling, Administrative and General Expense	1,134	197	1,553	(9)	2,875
Rationalizations	(1)	2	10	—	11
Interest Expense	365	37	186	(177)	411
Other (Income) and Expense	(77)	(58)	(139)	344	70
Minority Interest in Net Income of Subsidiaries	—	—	95	—	95

Income (Loss) before Income Taxes, Equity in (Earnings) Loss of Subsidiaries and Cumulative Effect of Accounting Change	(400)	99	774	16	489
United States and Foreign Taxes on Income (Loss)	(10)	14	244	2	250
Equity in (Earnings) Loss of Subsidiaries	(623)	(50)	—	673	—

Income (Loss) before Cumulative Effect of Accounting Change	233	135	530	(659)	239
Cumulative Effect of Accounting Change, net of income taxes and minority interest	(5)	—	(6)	—	(11)

Net Income (Loss)	$228	$135	$524	$(659)	$228

	Twelve Months Ended December 31, 2004

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
Net Sales	$8,728	$2,120	$14,902	$(7,397)	$18,353
Cost of Goods Sold	7,740	1,839	12,564	(7,452)	14,691
Selling, Administrative and General Expense	1,165	183	1,507	(22)	2,833
Rationalizations	41	(6)	21	—	56
Interest Expense	326	37	242	(236)	369
Other (Income) and Expense	(200)	2	(76)	297	23
Minority Interest in Net Income of Subsidiaries	—	—	56	2	58

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(344)	65	588	14	323
United States and Foreign Taxes on Income (Loss)	(53)	26	236	(1)	208
Equity in (Earnings) Loss of Subsidiaries	(406)	(30)	—	436	—

Net Income (Loss)	$115	$69	$352	$(421)	$115

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2003

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
Net Sales	$7,798	$1,950	$11,599	$(6,245)	$15,102
Cost of Goods Sold	7,207	1,698	9,879	(6,303)	12,481
Selling, Administrative and General Expense	1,071	176	1,140	(13)	2,374
Rationalizations	75	15	201	—	291
Interest Expense	252	36	183	(175)	296
Other (Income) and Expense	6	10	(91)	392	317
Minority Interest in Net Income of Subsidiaries	—	—	33	—	33

Income (Loss) before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(813)	15	254	(146)	(690)
United States and Foreign Taxes on Income (Loss)	(38)	2	151	2	117
Equity in (Earnings) Loss of Subsidiaries	32	(17)	—	(15)	—

Net Income (Loss)	$(807)	$30	$103	$(133)	$(807)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2005

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$190	$46	$1,028	$(379)	$885
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(249)	(16)	(362)	(7)	(634)
Asset dispositions	248	1	14	(6)	257
Asset acquisitions	—	—	(8)	6	(2)
Capital Contributions	(11)	—	(202)	213	—
Capital Redemptions	59	—	93	(152)	—
Increase in restricted cash	(81)	—	2	—	(79)
Other transactions	5	(1)	14	—	18

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(29)	(16)	(449)	54	(440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt incurred	9	7	153	—	169
Short-term debt paid	—	—	(131)	—	(131)
Long-term debt incurred	1,921	—	368	—	2,289
Long-term debt paid	(1,969)	(1)	(420)	—	(2,390)
Common stock issued	7	—	—	—	7
Capital Contributions	—	—	207	(207)	—
Capital Redemptions	—	(51)	(97)	148	—
Dividends paid to minority interests in subsidiaries	—	—	(436)	384	(52)
Debt issuance costs	(67)	—	—	—	(67)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(99)	(45)	(356)	325	(175)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(60)	—	(60)

Net Change in Cash and Cash Equivalents	62	(15)	163	—	210
Cash and Cash Equivalents at Beginning of the Year	1,004	50	914	—	1,968

Cash and Cash Equivalents at End of the Year	$1,066	$35	$1,077	$—	$2,178

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2004

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$208	$42	$854	$(319)	$785
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(174)	(12)	(343)	—	(529)
Asset dispositions	106	1	14	(102)	19
Asset acquisitions	(51)	—	(113)	102	(62)
Capital Contributions	(9)	(3)	(31)	43	—
Capital Redemptions	6	—	116	(122)	—
Increase in restricted cash	(119)	—	(10)	—	(129)
Other transactions	33	—	14	3	50

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(208)	(14)	(353)	(76)	(651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt incurred	44	—	125	—	169
Short-term debt paid	—	(3)	(188)	—	(191)
Long-term debt incurred	1,671	—	228	—	1,899
Long-term debt paid	(1,247)	—	(302)	—	(1,549)
Common stock issued	2	—	—	—	2
Capital Contributions	—	—	35	(35)	—
Capital Redemptions	—	—	(117)	117	—
Dividends paid to minority interests in subsidiaries	—	—	(342)	313	(29)
Debt issuance costs	(51)	—	—	—	(51)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	419	(3)	(561)	395	250
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	38	—	38

Net Change in Cash and Cash Equivalents	419	25	(22)	—	422
Cash and Cash Equivalents at Beginning of the Year	585	25	936	—	1,546

Cash and Cash Equivalents at End of the Year	$1,004	$50	$914	$—	$1,968

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Consolidating Financial Information (continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2003

			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(700)	$(67)	$749	$(251)	$(269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179)	(5)	(215)	(6)	(405)
Short-term securities redeemed	—	—	27	—	27
Asset dispositions	368	—	19	(283)	104
Asset acquisitions	(71)	—	(282)	282	(71)
Capital Contributions	(31)	—	—	31	—
Capital Redemptions	44	16	162	(222)	—
Increase in restricted cash	(18)	—	(6)	—	(24)
Other transactions	1	4	142	(68)	79

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	114	15	(153)	(266)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt incurred	8	—	315	—	323
Short-term debt paid	—	—	(469)	—	(469)
Long-term debt incurred	2,380	—	598	—	2,978
Long-term debt paid	(1,510)	—	(102)	—	(1,612)
Capital Contributions	—	49	31	(80)	—
Capital Redemptions	—	—	(205)	205	—
Dividends paid to minority interests in subsidiaries	—	2	(417)	392	(23)
Debt issuance costs	(104)	—	—	—	(104)
Other transactions	28	—	—	—	28

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	802	51	(249)	517	1,121
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	62	—	64

Net Change in Cash and Cash Equivalents	216	1	409	—	626
Cash and Cash Equivalents at Beginning of the Year	369	24	527	—	920

Cash and Cash Equivalents at End of the Year	$585	$25	$936	$—	$1,546

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Adoption of New Accounting Standard
We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) on December 31, 2005. FIN 47 requires that the fair value of a liability for an asset retirement obligation (ARO) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. Our AROs are primarily associated with the cost of removal and disposal of asbestos.
      Upon adoption of FIN 47, on December 31, 2005, we recorded a liability of approximately $16 million and recognized a non-cash cumulative effect charge of approximately $11 million, net of taxes and minority interest of $3 million.
      We are legally obligated by various country, state, or local regulations to incur costs to retire certain of our assets. A liability is recorded for these obligations in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. We have identified certain other AROs, such as asbestos remediation activities to be performed in the future, for which information regarding the timing and method of potential settlement is not available as of December 31, 2005, and therefore, we are not able to reasonably estimate the fair value of these liabilities at this time.
      The following table sets forth information for the years ended December 31, 2005, 2004, and 2003, adjusted for the recognition of depreciation expense related to the cost of asset retirements and accretion expense had we accounted for AROs in accordance with FIN 47 in those periods:

	2005	2004	2003
(In millions)
Asset retirement obligation — beginning of year	$15	$14	$13
Asset retirement obligation — end of year	16	15	14
Reported net income (loss)	$228	$115	$(807)
Cumulative effect of accounting change, net of taxes and minority interest	11	—	—
Depreciation expense, net of taxes and minority interest	(1)	(1)	(1)
Accretion expense, net of taxes and minority interest	(1)	(1)	(1)

Adjusted income (loss) before cumulative effect of accounting change	$237	$113	$(809)

Income (loss) per share — Basic
As reported	$1.30	$0.65	$(4.61)
Cumulative effect of accounting change, net of taxes and minority interest	0.06	—	—
Depreciation expense, net of taxes and minority interest	—	—	—
Accretion expense, net of taxes and minority interest	—	—	—

Income (loss) before cumulative effect of accounting change — Basic	$1.36	$0.65	$(4.61)

Income (loss) per share — Diluted
As reported	$1.16	$0.63	$(4.61)
Cumulative effect of accounting change, net of taxes and minority interest	0.05	—	—
Depreciation expense, net of taxes and minority interest	—	—	—
Accretion expense, net of taxes and minority interest	—	—	—

Income (loss) before cumulative effect of accounting change — Diluted	$1.21	$0.63	$(4.61)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Asset Dispositions
On August 9, 2005, we completed the sale of our 95% ownership in Goodyear Sumatra Plantations, our natural rubber plantation in Indonesia, to Bridgestone Corporation at a sales price of approximately $70 million. The net assets of Goodyear Sumatra Plantations were previously reported as assets held for sale as of December 31, 2004. As a result, we recorded an impairment charge of approximately $15 million during the fourth quarter of December 2004.
      On September 1, 2005, we completed the sale of our Wingtack adhesive resins business to Sartomer Company Inc., a unit of the French energy firm Total, S.A. We received approximately $55 million in cash proceeds and retained an additional $10 million of working capital and recorded a gain within Other (Income) and Expense of approximately $24 million on the sale. We may also receive additional consideration over the next three years ($5 million per year, $15 million aggregate) based on future operating performance of the Wingtack business.
      On December 28, 2005, we completed the sale of our North American farm tire assets to Titan Tire Corporation, a subsidiary of Titan International, Inc. The sale included our farm tire manufacturing plant, property and equipment in Freeport, Ill., and inventories. It also included a license agreement with Titan to pay a royalty to manufacture and sell Goodyear branded farm tires in North America. We received $100 million from Titan for these assets and recorded a loss within Other (Income) and Expense in the fourth quarter of approximately $73 million on the sale, primarily related to pension and retiree medical costs.

Note 21.	Subsequent Events
In January 2006, we acquired Ansell Limited’s interest in our South Pacific Tyres (SPT) joint ventures in both Australia and New Zealand. We now own 100% of both of these operations. In connection with the acquisition we paid Ansell approximately $40 million for its 50% ownership and repaid approximately $50 million of outstanding loans from Ansell to SPT. SPT has approximately 4,000 associates. SPT’s results have been consolidated in our financial statements since January 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share amounts)
2005
Net Sales	$4,767	$4,992	$5,030	$4,934	$19,723
Gross Profit	948	1,047	1,022	934	3,951
Income (Loss) before Cumulative Effect of Accounting Change	$68	$69	$142	$(40)	$239
Cumulative Effect of Accounting Change	—	—	—	(11)	(11)

Net Income (Loss)	$68	$69	$142	$(51)	$228

Net Income (Loss) Per Share — Basic
Income (Loss) before Cumulative Effect of Accounting Change	$0.39	$0.39	$0.81	$(0.23)	$1.36
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.06)

Net Income (Loss) Per Share — Basic	$0.39	$0.39	$0.81	$(0.29)	$1.30

Net Income (Loss) Per Share — Diluted(a)
Income (Loss) before Cumulative Effect of Accounting Change	$0.35	$0.34	$0.70	$(0.23)	$1.21
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.05)

Net Income (Loss) Per Share — Diluted	$0.35	$0.34	$0.70	$(0.29)	$1.16

Weighted Average Shares Outstanding — Basic	176	176	176	176	176
— Diluted	208	208	209	176	209
Price Range of Common Stock: * High	$16.08	$15.46	$18.59	$18.18	$18.59
Low	13.11	11.24	15.00	13.00	11.24
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,849	$15,573	$15,807	$15,627
Total Debt and Capital Leases	5,664	5,500	5,448	5,423
Shareholders’ Equity	43	44	296	73

(a)	Quarterly earnings per share amounts do not add to the full year amounts due to the averaging of shares.

*	New York Stock Exchange — Composite Transactions
Net income per share — reflects the dilutive impact of the assumed conversion of our $350 million Convertible Senior Notes into shares of our Common Stock. The Notes were issued on July 2, 2004. Net income per share — diluted in 2005 included a pro forma earnings adjustment representing avoided after-tax interest expense of $4 million in each of the first, second, third quarters and $2 million in the fourth quarter. Weighted average shares outstanding — diluted included 29 million shares in each of the first, second, third and fourth quarters, resulting from the assumed conversion. Refer to Note 11.

      The first quarter of 2005 included net after-tax gains of $11 million on the sale of assets and net after-tax charges of $12 million related to general product liability — discontinued products.
      The second quarter of 2005 included after-tax gains of $19 million related to an environmental insurance settlement. The second quarter also included after-tax charges of $47 million related to the write-off of debt issuance costs.
      The third quarter of 2005 included after-tax gains of $14 million related to the receipt of insurance proceeds and $28 million from asset sales. The third quarter also included an after-tax charge of $10 million related to temporary reductions in production resulting from the impact of hurricanes.
      The fourth quarter of 2005 included after-tax gains of $12 million related to favorable settlements with certain chemical suppliers and $29 million related to favorable tax adjustments. The fourth quarter of 2005 also included a $21 million after-tax charge related to temporary reductions in production resulting from the impact of hurricanes, a $78 million after-tax loss on the sale of assets, and $11 million of expense related to the cumulative effect of adopting FIN 47.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter

	First	Second	Third	Fourth	Year
(In millions, except per share amounts)
2004
Net Sales	$4,302	$4,519	$4,700	$4,832	$18,353
Gross Profit	825	929	950	958	3,662
Net Income (Loss)	$(78)	$30	$38	$125	$115

Net Income (Loss) Per Share — Basic	$(0.45)	$0.17	$0.22	$0.71	$0.65

Net Income (Loss) Per Share — Diluted(a)	$(0.45)	$0.17	$0.20	$0.62	$0.63

Weighted Average Shares Outstanding — Basic	175	175	175	175	175
— Diluted	175	177	207	208	192
Price Range of Common Stock: * High	$11.97	$10.45	$12.00	$15.01	$15.01
Low	7.06	7.66	8.70	9.15	7.06
Selected Balance Sheet Items at Quarter-End:
Total Assets	$14,749	$14,581	$15,358	$16,101
Total Debt and Capital Leases	5,401	5,317	5,661	5,680
Shareholders’ Equity (Deficit)	(145)	(168)	(49)	74

(a)	Quarterly earnings per share amounts do not add to the full year amounts due to the averaging of shares.

*	New York Stock Exchange — Composite Transactions
Net income per share — diluted as restated in the third and fourth quarters of 2004 reflected the dilutive impact of the assumed conversion of our $350 million Convertible Senior Notes into shares of our Common Stock. The Notes were issued on July 2, 2004. Net income per share — diluted in 2004 included a pro forma earnings adjustment representing avoided after-tax interest expense of $4 million in each of the third and fourth quarters. Weighted average shares outstanding — diluted included 29 million shares in each of the third and fourth quarters, and 14 million shares in the full year, resulting from the assumed conversion. Refer to Note 11.
      The first quarter of 2004 included net after-tax charges of $20 million for rationalizations, $15 million related to external professional fees associated with an accounting investigation, and $12 million for insurance fire loss deductibles.
      The third quarter of 2004 included net favorable tax adjustments of $44 million and net after-tax charges of $32 million for rationalizations.
      The fourth quarter of 2004 included net after-tax gains of $157 million from an environmental insurance settlement, $10 million related to favorable tax adjustments, and $19 million from favorable settlements with certain suppliers. The fourth quarter also included net after-tax charges of $27 million for general and product liability-discontinued products and $12 million for asset sales.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 66 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting is presented on pages 67 through 68 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
Our management report on internal control over financial reporting for the year ended December 31, 2004 described two material weaknesses in our internal control over financial reporting with respect to account reconciliations and segregation of duties. These material weaknesses continued to exist as of the end of the first three quarters of 2005. In the fourth quarter of 2005, we completed the implementation and testing of previously disclosed remedial measures put in place to address these material weaknesses. In connection with this testing, and in connection with the evaluation described in the above paragraph (“Management’s Evaluation of Disclosure Controls and Procedures”), management has determined that both of the material weaknesses have been remediated as of December 31, 2005. Management considers the remediation of these two material weaknesses during our quarter ended December 31, 2005 to represent a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information under the subheading “Corporate Governance Principles and Board Matters — The Audit Committee,” in the Company’s 2006 Proxy Statement is incorporated herein by reference. For information regarding Goodyear’s executive officers, reference is made to Part I, at pages 24 through 27, inclusive, of this Annual Report on Form 10-K.

Code of Business Conduct and Code of Ethics
Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor governance.html. Shareholders may request a free copy of these documents from:

The Goodyear Tire & Rubber Company
Attention: Investor Relations
1144 East Market Street
Akron, Ohio 44316-0001
(330) 796-3751
      Goodyear’s Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (the “Code of Ethics”) is also posted on Goodyear’s website. Amendments to and waivers from the Code of Ethics will be disclosed on the website.

Corporate Governance Guidelines — Certain Committee Charters
Goodyear has adopted Corporate Governance Guidelines as well as charters for each of its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor governance.html. Shareholders may request a free copy of any of these documents from the address and phone numbers set forth above under “Code of Business Conduct and Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information under the heading “Executive Officer Compensation” and under the heading “Directors’ Compensation” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
In accordance with Item 201(d) of Regulation S-K, set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2005. See Note 11, “Stock Compensation Plans and Dilutive Securities” of the Notes to Consolidated Financial Statements at pages 100 through 103.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Shares
			Remaining Available for
	Number of Shares to be	Weighted Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	25,508,334	$26.04	10,301,344	(1)
Equity compensation plans not approved by shareholders(2)(3)	2,993,018	$17.13	—

Total	28,501,352	$25.11	10,301,344

Notes:

(1)	Under Goodyear’s equity based compensation plans units have been awarded for up to 166,689 shares of Common Stock in respect of performance periods ending subsequent to December 31, 2005. Each unit is equivalent to one share of Common Stock. In addition, up to 54,939 shares of Common Stock may be issued in respect of the deferred payout of awards made under Goodyear’s equity based compensation plans. The number of units indicated assumes the maximum possible payout that may be earned during the relevant deferral periods.

(2)	Goodyear’s Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3.5 million shares of Common Stock upon the exercise of stock options granted to employees represented by the United Steelworkers of America at various manufacturing plants. No eligible employee received an option to purchase more than 200 shares of Common Stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,983 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	The Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of Common Stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of Common Stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 294,690 shares of Common Stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten-year term and is subject to certain vesting requirements. The Plan expired on December 31, 2002, except with respect to options then outstanding.
In addition, the information under the headings “Beneficial Ownership of Common Stock” and “Beneficial Ownership of Directors and Management” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information under the heading “Executive Officer Compensation” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the heading “Principal Accountant Fees and Services” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements: See Index on page 65 of this Annual Report.

2.	Financial Statement Schedules: See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedules at pages FS-2 through FS-8 are incorporated into and made a part of this Annual Report.

3.	Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages X-1 through X-7 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 17, 2006	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2006	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 17, 2006	/s/ Richard J. Kramer Richard J. Kramer, Executive Vice President (Principal Financial Officer)

Date: February 17, 2006	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 17, 2006	James C. Boland, Director
John G. Breen, Director
Gary D. Forsee, Director
William J. Hudson Jr., Director
Steven A. Minter, Director
Denise M. Morrison, Director
Rodney O’Neal, Director
Shirley D. Peterson, Director
Thomas H. Weidemeyer, Director
Michael R. Wessel, Director	/s/ Richard J. Kramer Richard J. Kramer, Signing as Attorney-in-Fact for the Directors whose names appear opposite

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules:

	Schedule No.	Page Number

Condensed Financial Information of Registrant	I	FS-2
Valuation and Qualifying Accounts	II	FS-8
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,

(In millions, except per share amounts)	2005	2004	2003

Net Sales	$9,398	$8,728	$7,798
Cost of Goods Sold	8,377	7,740	7,207
Selling, Administrative and General Expense	1,134	1,165	1,071
Rationalizations	(1)	41	75
Interest Expense	365	326	252
Other (Income) and Expense	(77)	(200)	6

Loss before Income Taxes, Equity in (Earnings) Losses of Subsidiaries and Cumulative Effect of Accounting Change	(400)	(344)	(813)
United States and Foreign Taxes on Income (Loss)	(10)	(53)	(38)
Equity in (Earnings) Losses of Subsidiaries	(623)	(406)	32

Income (Loss) before Cumulative Effect of Accounting Change	233	115	(807)
Cumulative Effect of Accounting Change, net of income taxes and minority interest	(5)	—	—

Net Income (Loss)	$228	$115	$(807)

Net Income (Loss) Per Share — Basic
Income (Loss) before Cumulative Effect of Accounting Change	$1.33	$0.65	$(4.61)
Cumulative Effect of Accounting Change	(0.03)	—	—

Net Income (Loss)	$1.30	$0.65	$(4.61)

Weighted Average Shares Outstanding	176	175	175
Net (Income) Loss Per Share — Diluted
Income (Loss) before Cumulative Effect of Accounting Change	$1.19	$0.63	$(4.61)
Cumulative Effect of Accounting Change	(0.03)	—	—

Net Income (Loss)	$1.16	$0.63	$(4.61)

Weighted Average Shares Outstanding	209	192	175
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31,

(In millions)	2005	2004

Assets
Current Assets:
Cash and Cash Equivalents	$1,066	$1,004
Restricted Cash	218	137
Accounts and Notes Receivable, less allowance — $33 ($32 in 2004)	1,137	1,209
Inventories:
Raw Materials	310	221
Work in Process	58	64
Finished Products	922	877

	1,290	1,162
Prepaid Expenses and Other Current Assets	107	98

Total Current Assets	3,818	3,610
Intangible Assets	100	101
Deferred Pension Costs and Other Assets	632	843
Investments in Subsidiaries	4,011	3,943
Properties and Plants, less accumulated depreciation — $4,372 ($4,446 in 2004)	2,018	2,088

Total Assets	$10,579	$10,585

Liabilities
Current Liabilities:
Accounts payable-trade	$595	$529
Accounts payable to affiliates	595	528
Compensation and benefits	785	648
Other current liabilities	483	426
United states and foreign taxes	65	63
Long term debt and capital leases due within one year	338	562

Total Current Liabilities	2,861	2,756
Long Term Debt and Capital Leases	4,118	4,010
Compensation and Benefits	3,117	3,323
Deferred and Other Noncurrent Income Taxes	86	31
Other Long Term Liabilities	324	391

Total Liabilities	10,506	10,511
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 300 shares; Outstanding shares, 177 (176 in 2004)	177	176
Capital Surplus	1,398	1,392
Retained Earnings	1,298	1,070
Accumulated Other Comprehensive Loss	(2,800)	(2,564)

Total Shareholders’ Equity	73	74

Total Liabilities and Shareholders’ Equity	$10,579	$10,585

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other
	Common Stock				Comprehensive	Total
			Capital	Retained	Income	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	(Loss)	Equity

Balance at December 31, 2002
(after deducting 20,371,235 treasury shares)	175,307,433	$175	$1,390	$1,762	$(3,106)	$221
Comprehensive income (loss):
Net loss				(807)
Foreign currency translation (net of tax benefit of $0)					393
Minimum pension liability (net of tax of $2)					128
Unrealized investment gain (net of tax of $0)					4
Reclassification adjustment for amounts recognized in income (net of tax of $9)					9
Deferred derivative gain (net of tax of $0)					46
Reclassification adjustment for amounts recognized in income (net of tax of $2)					(27)
Total comprehensive loss						(254)
Common stock issued from treasury:
Stock compensation plans	18,996	—

Balance at December 31, 2003	175,326,429	175	1,390	955	(2,553)	(33)
(after deducting 20,352,239 treasury shares)
Comprehensive income (loss):
Net income				115
Foreign currency translation (net of tax benefit of $0)					254
Minimum pension liability (net of tax of $34)					(284)
Unrealized investment gain (net of tax of $0)					13
Deferred derivative gain (net of tax of $0)					30
Reclassification adjustment for amounts recognized in income (net of tax of $(4))					(24)
Total comprehensive income						104
Common stock issued from treasury:
Stock compensation plans	293,210	1	2			3

Balance at December 31, 2004
(after deducting 20,059,029 treasury shares)	175,619,639	176	1,392	1,070	(2,564)	74
Comprehensive income (loss):
Net income				228
Foreign currency translation (net of tax benefit of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative gain (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17
Total comprehensive loss						(8)
Common stock issued from treasury:
Stock compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	$177	$1,398	$1,298	$(2,800)	$73

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In millions)	2005	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$228	$115	$(807)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	274	291	372
Amortization of debt issuance costs	76	78	50
Deferred tax provision	—	(8)	(2)
Net rationalization charges	—	35	32
Rationalization payments	(8)	(15)	(38)
(Gain)loss on asset sales	34	(30)	(105)
Net insurance settlement gains	(65)	(161)	—
Insurance recoveries	206	157	20
Minority interest and equity earnings	(1)	—	(3)
Cumulative effect of accounting change	6	—	—
Proceeds from sales of accounts receivable	—	—	(826)
Pension contributions	(393)	(125)	(26)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	30	(204)	103
Inventories	(188)	14	29
Accounts Payable-trade	51	59	(18)
Compensation and Benefits	248	81	320
Other current liabilities	6	109	74
Other Long Term liabilities	(42)	(109)	112
Other assets and liabilities	(272)	(79)	13

Total cash flows from operating activities	190	208	(700)
Cash Flows from Investing Activities:
Capital expenditures	(249)	(174)	(179)
Asset dispositions	248	106	368
Asset acquisitions	—	(51)	(71)
Capital contributions to subsidiaries	(11)	(9)	(31)
Capital redemptions from subsidiaries	59	6	44
Increase in restricted cash	(81)	(119)	(18)
Other transactions	5	33	1

Total cash flows from investing activities	(29)	(208)	114
Cash Flows from Financing Activities:
Short term debt incurred	9	44	8
Short term debt paid	—	—	—
Long term debt incurred	1,921	1,671	2,380
Long term debt paid	(1,969)	(1,247)	(1,510)
Common stock issued	7	2	—
Debt issuance costs	(67)	(51)	(104)
Other transactions	—	—	28

Total cash flows from financing activities	(99)	419	802

Net Change in Cash and Cash Equivalents	62	419	216
Cash and Cash Equivalents at Beginning of the Year	1,004	585	369

Cash and Cash Equivalents at End of the Year	$1,066	$1,004	$585

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2005, the Parent Company was a party to various long-term financing facilities. Under the terms of these facilities, the Parent Company pledged a significant portion of its assets as collateral. The collateral included first, second, and third priority security interests in current assets, certain property, plan and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to secure additional indebtedness, make investments, and sell assets beyond specified limits. The facilities limit the Parent Company’s ability to pay dividends on its common stock and limit the amount of capital expenditures the Parent Company, together with its consolidated subsidiaries, may make. The facilities also contain certain financial covenants including the maintenance of a ratio of Consolidated EBITDA to Consolidated Interest Expense, and a ratio of net Consolidated Senior Secured Indebtedness to Consolidated EBITDA (as such terms are defined in the respective facility agreements). For further information, refer to the Note to the Consolidated Financial Statements No. 10, Financing Arrangements and Derivative Financial Instruments.
      The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2005 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	2006	2007	2008	2009	2010
(In millions)
Other	$338	$303	$103	$3	$1,203

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2005, the Parent Company had off-balance-sheet financial guarantees written and other commitments totaling $2 million.
      At December 31, 2005, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 17, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2005, 2004 and 2003.
      The following table presents dividends received during 2005, 2004 and 2003:

	2005	2004	2003
(In millions)
Consolidated subsidiaries	$290	$155	$219
50% or less-owned persons	1	1	3

	$291	$156	$222

Dividends received from consolidated subsidiaries included stock dividends of $16 million, $15 million and $152 million in 2005, 2004 and 2003, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest in 2005, 2004 and 2003 of $349 million, $308 million and $235 million, respectively. The Parent Company had net cash receipts for income taxes in 2005, 2004 and 2003 of $19 million, $10 million and $44 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

	2005	2004	2003
(In millions)
Sales	$1,359	$1,280	$1,182
Cost of Goods Sold	1,363	1,275	1,179
Interest Expense	22	15	11
Other (Income) and Expense	(401)	(386)	(441)

Loss Before Income Taxes	$375	$376	$433

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

		Additions
(In millions)	Balance						Translation
	at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to OCI	purchase	reserves		period	period

2005

Allowance for doubtful accounts	$144	$29	$—	$—	$(35	)(a)	$(8)	$130
Valuation allowance — deferred tax assets	2,072	(12)	39	—	(20)		(27)	2,052

2004

Allowance for doubtful accounts	$129	$50	$—	$—	$(42	)(a)	$7	$144
Valuation allowance — deferred tax assets	2,042	(41)	57	—	—		14	2,072

2003

Allowance for doubtful accounts	$102	$55	$—	$—	$(40	)(a)	$12	$129
Valuation allowance — deferred tax assets	1,811	308	(66)	—	(11)		—	2,042

Note: (a) Accounts and notes receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For Year Ended December 31, 2005
INDEX OF EXHIBITS

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

3		Articles of Incorporation and By-Laws

	(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, three documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-127918).

	(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003 and April 26, 2005 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-127918).

4		Instruments Defining the Rights of Security Holders, Including Indentures

	(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-127918).

	(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

	(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

	(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., the CIT Group/ Business Credit, Inc., General Electric Capital Corporation, and GMAC Commercial Finance LLC, as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (the “European Term Loan and Revolving Credit Agreement”) (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(h)	First Amendment dated as of December 22, 2005 to the European Term Loan and Revolving Credit Agreement.	4.1

	(i)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(j)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(k)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(l)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the first Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

	(m)	Purchase Agreement dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several Purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

	(n)	Indenture, dated as of June 23, 2005 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(o)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global Markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J. P. Morgan Securities Inc., Calyon Securities (USA) Inc. Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

	(p)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005 and August 26, 2005 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Registration Statement on Form S-4, File No. 333-128932).

	(q)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005 and August 26, 2005 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Registration Statement on Form S-4, File No. 333-128932).

	(r)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1- 1927).

	(s)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(t)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(u)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(v)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(w)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-Kfor the year ended December 31, 2003, File No. 1-1927).

	(x)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

	(y)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(z)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

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

10		Material Contracts

	(a)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Current Report on Form 8-K filed April 27, 2005, File No. 1-1927).

	(b)*	2002 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).

	(c)*	1997 Goodyear Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).

	(d)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).

	(e)*	Performance Recognition Plan of the Company adopted effective January 1, 2006 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2005, File No. 1-1927).

	(f)*	Goodyear Supplementary Pension Plan, as restated and amended December 3, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

	(g)*	Excess Benefit Plan of the Company as amended and restated effective January 1, 2000.	10.1

	(h)*	Goodyear Employee Severance Plan, as adopted on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).

	(i)*	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

	(j)*	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

	(k)*	First Amendment to The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives effective as of December 3, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).

	(l)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(m)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).

	(n)*	Executive Performance Plan of The Goodyear Tire & Rubber Company (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(o)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005, File No. 1-1927).

	(p)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).

	(q)	Amendment No. 1 to the Umbrella Agreement dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).

	(r)	Amendment No. 2 to the Umbrella Agreement dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

	(s)	Amendment No. 3 to the Umbrella Agreement dated July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

	(t)	Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

	(u)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

	(v)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2004, File No. 1-1927).

	(w)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

	(x)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC dated August 30, 2005 (incorporated by reference, filed as Exhibit 10.1 to the Goodyear’s Registration Statement on Form S-4, File No. 333-128932).

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

	(y)	Amendment dated as of March 3, 2003, between the Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

	(z)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

	(aa)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan dated February 3, 2004 (incorporated by reference, filed as Exhibit 10.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(bb)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).

	(cc)*	Stock Option Grant Agreement dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

	(dd)*	Form of Performance Equity Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(ee)*	Copy of Hourly and Salaried Employees Stock Option Plan of the Company as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).

	(ff)*	Forms of Stock Option Grant Agreements for options and SARs, Part I, Agreement for Non-Qualified Stock Options, and Part II, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

	(gg)*	Schedule of Outside Directors’ Annual Compensation.	10.2

	(hh)*	Schedule of Salary and Bonus for Named Executive Officers.	10.3

	(ii)*	Forms of Stock Option Grant Agreements for options and SARs granted under the 2005 Performance Plan, Part I, Agreement for Incentive Stock Options, Part II, Agreement for Non- Qualified Stock Options, and Part III, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated herein by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q filed October 27, 2005, File No. 1-1927).

12		Statement re Computation of Ratios

	(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed.	12.1

21		Subsidiaries

	(a)	List of subsidiaries of the Company at December 31, 2005.	21.1

23		Consents of Independent Registered Public Accounting Firm

	(a)	Consent of PricewaterhouseCoopers LLP.	23.1

24		Powers of Attorney

	(a)	Powers of Attorney of Officers and Directors signing this report.	24.1

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number

31		302 Certifications

	(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

	(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications
	(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement.