Form 10-Q
period 2006-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2006-05-04
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2006:	177,205,567

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2006	2005
NET SALES	$4,856	$4,767

Cost of Goods Sold	3,899	3,819
Selling, Administrative and General Expense	678	686
Rationalizations (Note 2)	41	(8)
Interest Expense	103	102
Other (Income) and Expense (Note 3)	(28)	12
Minority Interest in Net Income of Subsidiaries	12	21

Income before Income Taxes	151	135
United States and Foreign Taxes on Income	77	67

NET INCOME	$74	$68

NET INCOME PER SHARE OF COMMON STOCK — BASIC	$0.42	$0.39

Average Shares Outstanding (Note 4)	177	176

NET INCOME PER SHARE OF COMMON STOCK — DILUTED	$0.37	$0.35

Average Shares Outstanding (Note 4)	207	208
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2006	2005
Assets:
Current Assets:
Cash and Cash Equivalents	$1,585	$2,161
Restricted Cash (Note 1)	236	241
Accounts and Notes Receivable, less Allowance — $126 ($130 in 2005)	3,452	3,158
Inventories:
Raw Materials	631	639
Work in Process	149	137
Finished Products	2,363	2,086

	3,143	2,862
Prepaid Expenses and Other Current Assets	276	251

Total Current Assets	8,692	8,673
Goodwill	664	637
Intangible Assets	169	159
Deferred Income Tax	102	102
Deferred Pension Costs and Other Assets	867	860
Properties and Plants, less Accumulated Depreciation — $7,866 ($7,729 in 2005)	5,204	5,179

Total Assets	$15,698	$15,610

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,983	$1,945
Compensation and Benefits	1,164	1,121
Other Current Liabilities	620	671
United States and Foreign Taxes	391	393
Notes Payable (Note 5)	220	216
Long term Debt and Capital Leases due within one year (Note 5)	568	448

Total Current Liabilities	4,946	4,794
Long Term Debt and Capital Leases (Note 5)	4,466	4,742
Compensation and Benefits	4,538	4,480
Deferred and Other Noncurrent Income Taxes	336	304
Other Long Term Liabilities	414	426
Minority Equity in Subsidiaries	805	791

Total Liabilities	15,505	15,537

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value: (Note 12)
Authorized, 300 shares, Outstanding shares — 177 (177 in 2005) after deducting 19 treasury shares (19 in 2005)	177	177
Capital Surplus	1,407	1,398
Retained Earnings	1,372	1,298
Accumulated Other Comprehensive Loss	(2,763)	(2,800)

Total Shareholders’ Equity	193	73

Total Liabilities and Shareholders’ Equity	$15,698	$15,610

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005
Net Income	$74	$68

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	47	(112)
Minimum pension liability	(4)	11
Deferred derivative gain (loss)	—	(13)
Reclassification adjustment for amounts recognized in income	—	14
Tax on derivative reclassification adjustment	(3)	—
Unrealized investment gain (loss)	(3)	1

Comprehensive Income (Loss)	$111	$(31)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$74	$68
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	158	157
Amortization of debt issuance costs	5	14
Net rationalization charges (credits) (Note 2)	30	(7)
Rationalization payments	(9)	(18)
Net gain on asset sales (Note 3)	(2)	(11)
Net insurance settlement gains	—	(3)
Insurance recoveries	43	79
Minority interest and equity earnings	20	23
Deferred income taxes	(2)	(35)
Pension contributions	(35)	(25)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(335)	(333)
Inventories	(254)	(111)
Accounts payable — trade	43	(84)
Prepaid expenses	(27)	(15)
US and foreign taxes	(2)	67
Compensation and benefits	80	129
Other current liabilities	(83)	(69)
Other assets and liabilities	(6)	4

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(302)	(170)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(116)	(92)
Asset dispositions	3	16
Asset acquisitions (Note 11)	(41)	—
Decrease (increase) in restricted cash	5	(11)
Other transactions	—	7

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(149)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	41	72
Short term debt paid	(60)	(34)
Long term debt incurred	15	26
Long term debt paid	(150)	(21)
Other transactions	3	2

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(151)	45

Effect of exchange rate changes on cash and cash equivalents	26	(30)

Net Change in Cash and Cash Equivalents	(576)	(235)

Cash and Cash Equivalents at Beginning of the Period	2,161	1,955

Cash and Cash Equivalents at End of the Period	$1,585	$1,720

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
          Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2006.
Consolidated Statements of Cash Flows
Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. We revised the classification for certain items, including restricted cash, in our Consolidated Statement of Cash Flows. Restricted cash is now presented as an investing activity. The revised classifications have also been reflected in the comparative prior year amounts for purposes of consistency.
Restricted Cash
Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. Refer to Note 8 for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds.
Stock-Based Compensation
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“SFAS No. 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, we will recognize compensation expense for all awards granted or modified by us after December 31, 2005 and for the unvested portion of all outstanding awards at the date of adoption.
          We elected to recognize compensation expense using the straight-line approach. We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award and implied volatility calculated for our exchange traded options with an expiration date greater than one year;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by us in prior years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Refer to Note 6 for additional information on our stock-based compensation plans and related compensation expense.
          Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, (“SFAS No. 148”); which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS No. 123R:

Three Months
Ended March 31,
(In millions, except per share amounts)	2005
Net income as reported	$68
Add: Stock-based compensation income included in net income (net of tax)	(1)
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(2)

Net income as adjusted	$65

Net income per share:
Basic — as reported	$0.39
— as adjusted	0.37
Diluted — as reported	$0.35
— as adjusted	0.33
Recently Issued Accounting Standards
The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements.
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
          The following table shows the reconciliation of our liability for rationalization actions between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Balance at December 31, 2005	$19	$15	$34
2006 charges	40	2	42
Incurred	(9)	(2)	(11)
Reversed to income	(1)	—	(1)

Balance at March 31, 2006	$49	$15	$64

In the first quarter of 2006, we initiated plans to close our European Union Tire Segment’s Washington passenger tire manufacturing facility in the United Kingdom. Additional restructuring actions consisted of the closure of retail stores in the European Union Tire Segment, the reduction of headcount within various segments and the initiation of the closure of the bicycle tire and tube production facility in Debica, Poland.
          During 2006, $41 million ($30 million after-tax or $0.15 per share) of net charges were recorded. New charges of $42 million represent $41 million for plans initiated in 2006 and $1 million of associate-related costs for plans initiated in the fourth quarter of 2005. The $41 million of charges for plans initiated in 2006 include $39 million of associate severance costs and $2 million primarily for non-cancelable lease costs. Approximately 1,380 associates will be released under programs initiated in 2006, of which 85 were released by March 31, 2006.
          In the first quarter of 2006, $9 million was incurred primarily for associate severance payments and $2 million primarily for non-cancelable lease costs.
          The accrual balance of $64 million at March 31, 2006 includes approximately $10 million related to long-term non-cancelable lease costs and approximately $54 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
          Accelerated depreciation charges were recorded for fixed assets that will be taken out of service in connection with certain rationalization plans initiated in the European Union Tire Segment. During the first quarter of 2006, $2 million was recorded as Selling, administrative and general expense for accelerated depreciation charges. In 2005, $1 million was recorded as Cost of goods sold.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          In the first quarter of 2005 no new rationalization actions were initiated. In the first quarter of 2005, net reversals of $8 million ($7 million after-tax or $0.03 per share) were recorded, which included reversals of $10 million ($9 million after-tax or $0.04 per share) of reserves for rationalization actions no longer needed for their originally-intended purposes, partially offset by charges related to plans initiated in 2004 of $2 million ($2 million after-tax or $0.01 per share). The reversals consisted of $4 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the quarter related to plans initiated in 2001 and earlier periods.
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended March 31,
(In millions)	2006	2005
Asset sales	$(2)	$(13)
Interest income	(20)	(14)
Financing fees and financial instruments	10	26
Foreign currency exchange	1	6
General & product liability — discontinued products (Note 8)	5	12
Equity in earnings of affiliates	(5)	(3)
Latin America legal matter	(15)	—
Miscellaneous	(2)	(2)

	$(28)	$12

          Other (income) and expense was $28 million of income in the 2006 first quarter, an improvement of $40 million, compared to $12 million of expense in the 2005 first quarter. The improvement was primarily related to $15 million of income resulting from a favorable resolution of a legal matter in Latin American Tire and $16 million in lower financing fee expenses due to lower deferred fee levels. Also, higher interest income of $6 million on cash deposits contributed to the increase over the prior year.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share has been computed based on the average number of common shares outstanding.
          There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, issued on July 2, 2004. Accordingly, average shares outstanding – diluted in the first quarter 2006 and 2005 include approximately 29 million contingently issuable shares. Net income per share – diluted in the first quarter 2006 and 2005 also includes an earnings adjustment representing avoided after-tax interest expense of $4 million, resulting from the assumed conversion of the Notes.
          The Notes became convertible on January 17, 2006 and remained convertible through March 31, 2006. Because the applicable sales price condition was not met, the Notes will not be convertible during the second quarter of 2006. The Notes could be convertible after June 30, 2006 if the sales price condition is met in any future fiscal quarter or if any other conditions to conversion set forth in the indenture governing the Notes are met. If all outstanding Notes are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million shares. No Notes were converted as of March 31, 2006.
          The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2006	2005
Average shares outstanding — basic	177	176
4% Convertible Senior Notes due 2034	29	29
Stock Options and other dilutive securities	1	3

Average shares outstanding — diluted	207	208

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          In the first quarter of 2006 and 2005, approximately 24 million and 25 million, respectively, of equivalent shares related to stock options with exercise prices that were greater than the average market price of our common shares, and performance grants, were excluded from average shares outstanding – diluted, as inclusion would have been anti-dilutive.
          The following table presents the computation of adjusted net income used in computing net income per share – diluted. The computation assumes that after-tax interest costs incurred on the 4% Convertible Senior Notes due 2034 would have been avoided had the Notes been converted as of January 1 of each respective period:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Net Income	$74	$68
After-tax impact of 4% Convertible Senior Notes due 2034	4	4

Adjusted Net Income	$78	$72

NOTE 5. FINANCING ARRANGEMENTS
At March 31, 2006, we had total credit arrangements totaling $7,378 million, of which $1,688 million were unused, compared to $7,510 million and $1,677 million, respectively, at December 31, 2005.
Notes Payable, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2006, we had short term committed and uncommitted credit arrangements totaling $415 million, of which $195 million was unused, compared to $398 million and $182 million, respectively, at December 31, 2005. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2006	2005
Notes payable:
Amounts related to VIEs	$—	$74
Other international subsidiaries	220	142

	$220	$216

Weighted average interest rate	5.32%	5.23%

Long term debt and capital leases due within one year:
Amounts related to VIEs	$4	$54
5 3/8% Swiss franc bonds due 2006	—	120
6 5/8% due 2006	216	216
8 1/2% due 2007	300	—
Other (including capital leases)	48	58

	$568	$448

Weighted average interest rate	7.58%	6.13%

Total obligations due within one year	$788	$664

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2006, we had long term credit arrangements totaling $6,963 million, of which $1,493 million were unused, compared to $7,112 million and $1,495 million, respectively, at December 31, 2005. The reduction of long-term arrangements reflects primarily the repayment of the 5 3/8% Swiss franc bonds during the first quarter 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31,		December 31,
		Interest		Interest
(In millions)	2006	Rate	2005	Rate
Notes:
5 3/8% Swiss franc bonds due 2006	$—	—	$120	*
6 5/8% due 2006	216	*	216	*
8 1/2% due 2007	300	*	300	*
6 3/8% due 2008	100	*	100	*
7 6/7% due 2011	650	*	650	*
Floating rate notes due 2011	200	13.24%	200	12.31%
11% due 2011	448	*	448	*
9% due 2015	400	*	400	*
7% due 2028	149	*	149	*
4% Convertible Senior Notes due 2034	350	*	350	*

Bank term loans:
$1.2 billion second lien term loan facility due 2010	1,200	7.06%	1,200	7.06%
$300 million third lien secured term loan due 2011	300	7.81%	300	7.81%
€155 million senior secured European term loan due 2010	188	5.02%	183	4.85%

Pan-European accounts receivable facility due 2009	333	4.09%	324	3.91%
Other domestic and international debt	116	6.78%	85	6.20%
Amounts related to VIEs	9	7.32%	89	6.45%

	4,959		5,114
Capital lease obligations	75		76

	5,034		5,190
Less portion due within one year	(568)		(448)

	$4,466		$4,742

*	Represents debt with fixed interest rate.
The following table presents information about long term fixed rate debt, including capital leases, at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(In millions)	2006	2005
Carrying amount — liability	$2,724	$2,847
Fair value — liability	2,855	3,046
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at March 31, 2006 and December 31, 2005 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at March 31, 2006 and December 31, 2005, respectively. The fair value of our variable rate debt approximated its carrying amount at March 31, 2006 and December 31, 2005.
$1.5 Billion First Lien Credit Facility
Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of March 31, 2006, there were $500 million in letters of credit issued under the deposit-funded facility ($499 million at December 31, 2005) and $7 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at March 31, 2006 and at December 31, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At March 31, 2006 and December 31, 2005, this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of March 31, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of March 31, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $188 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the German and European revolving credit facilities (no borrowings at December 31, 2005).
          For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note No. 10, Financing Arrangements and Derivative Financial Instruments in our 2005 10-K.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
GDTE and certain of its subsidiaries are party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding, and is subject to customary annual renewal of back-up liquidity lines.
          As of March 31, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $333 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $63 million and $67 million at March 31, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable.
Debt Maturities
The annual aggregate maturities of Long term debt and capital leases for the five years subsequent to March 31, 2006 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending March 31,
(In millions)	2007	2008	2009	2010	2011
Domestic	$525	$105	$6	$6	$2,153
International	43	34	17	340	189

	$568	$139	$23	$346	$2,342

NOTE 6. STOCK COMPENSATION PLANS
Our 1989 Performance and Equity Incentive Plan, 1997 Performance Incentive Plan and 2002 Performance Plan (collectively “the Plans”) permitted grants of performance equity units, stock options, stock options in tandem with stock appreciation rights (“SARs”), and restricted stock units to employees. The Plans expired on April 14, 1997, December 31, 2001 and April 15, 2005, respectively, except for grants then outstanding. Our 2005 Performance Plan, due to expire on April 26, 2008, also permits the grant of stock options, SARs, performance share units and restricted stock units. A maximum of 12,000,000 shares of our common stock may be issued for grants made under the 2005 Performance Plan.
          On December 4, 2000, we adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees and the Hourly and Salaried Employee Stock Option Plan, which permitted the grant of options up to a maximum of 3,500,000 and 600,000 shares of our common stock, respectively. These plans expired on September 30, 2001 and December 31, 2002 respectively, except for options then outstanding. The options granted under these plans were fully vested prior to January 1, 2006.
          Shares issued under our share-based compensation plans are usually issued from shares of our common stock held in treasury.
          Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant and a contractual term of ten years. The exercise of a SAR cancels an equivalent number of stock options and conversely, the exercise of a stock option cancels an equivalent number of SARs. Option grants are cancelled on termination of employment unless termination is due to retirement under certain circumstances, in which case, all outstanding options vest fully on retirement and remain outstanding until the end of their contractual term.
          The exercises of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options.
          The following tables summarizes the activities related to options during the quarter:

	2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	28,668,041	$25.11
Options granted	38,860	13.95
Options exercised	(429,592)	8.68
Options expired	(1,027,159)	43.84
Options cancelled	(419,428)	19.50

Outstanding at March 31	26,830,722	24.69	5.57	$38

Vested and expected to vest at March 31	26,052,544	25.11	5.46	36

Exercisable at March 31	19,756,379	29.21	4.49	18

Available for grant at March 31	9,205,779

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant option groups outstanding at March 31, 2006 and related weighted average price and remaining life information follows:

					Remaining
Grant	Options	Options	Exercise		Contractual Term
Date	Outstanding	Exercisable	Price		(Years)
12/06/05(1)	1,598,361	—	$17.15		9.75
12/09/04	3,606,575	791,171	12.54		8.75
12/03/03	2,712,591	1,065,794	6.81		7.75
12/03/02	1,810,820	1,268,974	7.94		6.75
12/03/01	2,706,439	2,706,439	22.05		5.75
12/04/00	5,058,649	5,058,649	17.68		4.75
12/06/99	2,906,765	2,906,765	32.00		3.75
11/30/98	1,905,682	1,905,682	57.25		2.75
12/02/97	1,682,697	1,682,697	63.50		1.75
12/03/96	1,436,823	1,436,823	50.00		0.75
All other	1,405,320	933,385		(2)		(2)

	26,830,722	19,756,379

(1)	The number of options granted in 2005 decreased in comparison to 2004 and 2003, as we anticipated grants of performance share units to certain employees in 2006 in lieu of a portion of their 2005 option grants.

(2)	Options in the “All other” category had exercise prices ranging from $5.52 to $74.25. The weighted average exercise price for options outstanding and exercisable in that category was $19.21 and $21.30, respectively, while the remaining weighted average contractual term was 6.7 and 5.6 years, respectively.
We granted 1,083,800 performance share units on February 22, 2006 under the 2005 Performance Plan. Total units earned may vary between 0 and 200% of the units granted based on the cumulative attainment of pre-determined targets of net income and total cash flow, net of debt, each weighed equally, over a three-year period from January 1, 2006 to December 31, 2008. Half of the units earned will be settled through the payment of cash and the balance will be settled through the issuance of an equivalent number of shares of our common stock. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash or shares of our common stock or any combination thereof.
          As previously disclosed in our 2005 10-K for the year ended December 31, 2005, during the first quarter of 2006, we made cash payments and issued shares of the Company’s common stock for performance equity units granted under the 2002 Performance Plan and earned as of December 31, 2005 for the three-year period ended on that date.
          On adoption of FAS 123R, we recognized compensation expense of $3 million, or $0.02 per share ($2 million after-tax or $0.01 per share). We also recognized related compensation expense of $4 million during the first quarter of 2006. As of March 31, 2006, unearned compensation cost related to the unvested portion of all such awards was $50 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2009.
NOTE 7. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings benefits and substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement. Effective October 1, 2005, all newly hired employees in the UK were eligible for a Company-funded contribution into a defined contribution

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
savings plan, as they are no longer eligible to participate in the defined benefit pension plan. Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain.
          Pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$27	$14	$14	$13
Interest cost on projected benefit obligation	75	74	33	33
Expected return on plan assets	(73)	(64)	(29)	(30)
Amortization of unrecognized: — prior service cost	15	16	—	1
— net losses	24	22	17	14
— transition amount	—	—	1	—

Net periodic pension cost	68	62	36	31
Curtailment gain	—	—	(19)	—

Total pension cost	$68	$62	$17	$31

We expect to contribute approximately $650 million to $875 million to our major funded U.S. and non-U.S. pension plans in 2006. For the three months ended March 31, 2006, we contributed $35 million to our non-U.S. plans. No contributions were made or required to be made for our domestic plans.
          Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for Company contributions for these plans were $7 million and $5 million in the first quarters of 2006 and 2005, respectively.
          The Medicare Prescription Drug, Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Postretirement benefit cost follows:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Service cost — benefits earned during the period	$6	$6
Interest cost on projected benefit obligation	36	41
Amortization of unrecognized: — prior service cost	11	11
— net (gains) losses	3	6

Net periodic postretirement benefit cost	$56	$64

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2006, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,414 million, and off-balance-sheet financial guarantees written and other commitments totaling $10 million.
Environmental Matters
We have recorded liabilities totaling $42 million and $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at March 31, 2006 and December 31, 2005, respectively. Of these amounts, $12 million was included in Other current liabilities at March 31, 2006 and December 31, 2005. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies under which we received approximately $159 million. We received $116 million in 2005 and the balance in the first quarter of 2006. A significant portion of the costs incurred by us related to these claims had been recorded in prior years.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $250 million for anticipated costs related to workers’ compensation at March 31, 2006 and December 31, 2005. Of these amounts, $104 million and $103 million were included in Current Liabilities as part of Compensation and benefits at March 31, 2006 and December 31, 2005, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $455 million and $467 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at March 31, 2006 and December 31, 2005, respectively. Of these amounts, $233 million and $247 million were included in Other current liabilities at March 31, 2006 and December 31, 2005, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $54 million at March 31, 2006 and $53 million at December 31, 2005. Of these amounts, $10 million and $9 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2006 and December 31, 2005, respectively. We have restricted cash of $194 million and $198 million at March 31, 2006 and December 31, 2005, respectively, to fund certain of these liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 38,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $237 million through March 31, 2006 and $233 million through December 31, 2005.
          A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Three Months
	Ended	Year Ended December 31,
(Dollars in millions)	March 31, 2006	2005	2004
Pending claims, beginning of period	125,500	127,300	118,000
New claims filed	900	6,200	12,700
Claims settled/dismissed	(700)	(8,000)	(3,400)

Pending claims, end of period	125,700	125,500	127,300

Payments (1)	$4	$22	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
          We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $104 million at March 31, 2006 and December 31, 2005. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $31 million at March 31, 2006 and December 31, 2005. Our liability with respect to asserted claims and related defense costs was $73 million at March 31, 2006 and December 31, 2005.
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
          Based upon a model employed by the valuation firm, as of March 31, 2006, (i) we had recorded a receivable related to asbestos claims of $54 million, compared to $53 million at December 31, 2005, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $10 million and $9 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2006 and December 31, 2005, respectively.
          We believe that at March 31, 2006, we had at least $176 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $54 million insurance receivable recorded at March 31, 2006. We also had approximately $20 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2006.

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
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $228 million at March 31, 2006 and $248 million at December 31, 2005.
          On October 19, 2004, the amended settlement received court approval. As a result, we have made cash contributions to a settlement fund totaling $100 million in 2004 and 2005, and will make additional contributions totaling $50 million between 2006 and 2008. In addition to these annual payments, we contributed approximately $174 million received from insurance contributions to a settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.
          Forty-one sites have been opted-out of the amended settlement. One action is currently pending against us, and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
          In addition to the sites that have been opted-out of the amended settlement, we are appealing three actions in which we have received adverse judgments. Any liability related to these actions will not be covered by the amended settlement. With respect to two of these matters, however, we will be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions.
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
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of March 31, 2006, we had not recognized tax benefits of approximately $161 million ($120 million net of minority interest in net income of subsidiaries) relating to the reorganization of certain legal entities in 2001, which is the subject of a tax examination that could be resolved, in whole or in part, in 2006. Pursuant to the reorganization, our tax payments have been reduced by approximately $72 million through March 31, 2006. Should the ultimate outcome be unfavorable, we would be required to make a cash payment, with interest, for all tax benefits claimed as of that date.
Union Matters
In 2006 we will be working with the United Steelworkers (“USW”) to extend or renegotiate the master collective bargaining agreement that covers approximately 13,600 employees in the United States and expires in July 2006. The outcome of these collective bargaining negotiations cannot presently be determined. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages that could have a material adverse impact on our consolidated results of operations, financial position and liquidity.
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
Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of Tire and Wheel Assembly (“T&WA”). We guarantee an industrial revenue bond obligation of T&WA in the amount of $5 million at March 31, 2006 and December 31, 2005. The guarantee is unsecured. At December 31, 2005, Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guaranteed SPT’s obligations under credit facilities in the amount of $108 million, which expire at various times through 2007. The maximum potential amount of payments totaled $42 million. The guarantees are unsecured. The South Pacific Tyres (SPT) credit facilities are secured by certain subsidiaries of SPT. As of December 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $199 million, consisting primarily of accounts receivable, inventory and fixed assets. In January 2006, we acquired the remaining 50% ownership interest in our SPT joint venture from Ansell Limited. See Note 11, Asset Acquisition for a discussion of the acquisition of the remaining interest in SPT in January 2006.
Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At March 31, 2006, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $2 million and $6 million, respectively. At December 31, 2005, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $2 million and $8 million, respectively. The affiliate and customer guarantees expire at various times through 2008 and 2019, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.
Indemnifications
At March 31, 2006, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended March 31,
(In millions)	2006	2005
Sales:
North American Tire	$2,239	$2,138
European Union Tire	1,134	1,198
Eastern Europe, Middle East and Africa Tire	339	340
Latin American Tire	396	348
Asia Pacific Tire	353	341

Total Tires	4,461	4,365
Engineered Products	395	402

Net Sales	$4,856	$4,767

Segment Operating Income:
North American Tire	$43	$11
European Union Tire	72	107
Eastern Europe, Middle East and Africa Tire	43	47
Latin American Tire	102	87
Asia Pacific Tire	22	19

Total Tires	282	271
Engineered Products	29	21

Total Segment Operating Income	311	292
Rationalizations and asset sales	(39)	21
Interest expense	(103)	(102)
Foreign currency exchange	(1)	(6)
Minority interest in net income of subsidiaries	(12)	(21)
Financing fees and financial instruments	(10)	(26)
General and product liability — discontinued products	(5)	(12)
Latin America legal matter	15	—
Interest Income	20	14
Other	(25)	(25)

Income before Income Taxes	$151	$135

A favorable legal matter was resolved in Latin American Tire during the first quarter of 2006. As a result of the resolution, we recognized $15 million of income.
     Rationalizations and portions of items reported as Other (Income) and Expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Rationalizations:
North American Tire	$—	$(4)
European Union Tire	26	(2)
Eastern Europe, Middle East and Africa Tire	6	—
Asia Pacific Tire	7	(2)
Engineered Products	3	—
Corporate	(1)	—

Total Rationalizations	$41	$(8)

Other (Income) and Expense: (1)
North American Tire	$(1)	$(6)
European Union Tire	(1)	(5)
Corporate	(22)	20

Total Other (Income) and Expense	$(24)	$9

(1)	Excludes equity in (earnings) losses of affiliates and foreign currency exchange.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of Senior Secured Notes issued in March 2004 and the $400 million aggregate principal amount of 9.00% Senior Notes due 2015 issued on June 23, 2005 (collectively the “Notes”). The following presents the condensed consolidating financial information separately for:
(i)	The Goodyear Tire & Rubber Company (“Goodyear” or the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the Notes;

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

(v)	The Parent Company and all subsidiaries on a consolidated basis.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$669	$26	$890	$—	$1,585
Restricted Cash	223	—	13	—	236
Accounts and Notes Receivable	1,226	221	2,005	—	3,452
Accounts and Notes Receivables from Affiliates	—	650	—	(650)	—
Inventories	1,404	319	1,473	(53)	3,143
Prepaid Expenses and Other Current Assets	108	10	150	8	276

Total Current Assets	3,630	1,226	4,531	(695)	8,692

Goodwill	—	32	445	187	664
Intangible Assets	134	33	67	(65)	169
Deferred Income Tax	—	35	67	—	102
Deferred Pension Costs and Other Assets	614	43	210	—	867
Investments in Subsidiaries	4,155	481	3,201	(7,837)	—
Properties and Plants	1,990	290	2,898	26	5,204

Total Assets	$10,523	$2,140	$11,419	$(8,384)	$15,698

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$583	$75	$1,325	$—	$1,983
Accounts Payable to Affiliates	603	—	47	(650)	—
Compensation and Benefits	802	52	310	—	1,164
Other Current Liabilities	401	13	206	—	620
United States and Foreign Taxes	68	16	307	—	391
Notes Payable	—	—	220	—	220
Long Term Debt and Capital Leases due within one year	518	—	50	—	568

Total Current Liabilities	2,975	156	2,465	(650)	4,946

Long Term Debt and Capital Leases	3,817	1	648	—	4,466
Compensation and Benefits	3,132	197	1,209	—	4,538
Deferred and Other Noncurrent Income Taxes	86	5	237	8	336
Other Long Term Liabilities	320	8	86	—	414
Minority Equity in Subsidiaries	—	—	615	190	805

Total Liabilities	10,330	367	5,260	(452)	15,505

Commitments and Contingent Liabilities

Shareholders’ Equity :
Preferred Stock	—	—	—	—	—
Common Stock	177	618	4,479	(5,097)	177
Capital Surplus	1,407	5	869	(874)	1,407
Retained Earnings	1,372	1,500	2,206	(3,706)	1,372
Accumulated Other Comprehensive Income (Loss)	(2,763)	(350)	(1,395)	1,745	(2,763)

Total Shareholders’ Equity	193	1,773	6,159	(7,932)	193

Total Liabilities and Shareholders’ Equity	$10,523	$2,140	$11,419	$(8,384)	$15,698

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2005
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,066	$35	$1,060	$—	$2,161
Restricted Cash	228	—	13	—	241
Accounts and Notes Receivable	1,137	238	1,783	—	3,158
Accounts and Notes Receivable from Affiliates	—	667	—	(667)	—
Inventories	1,290	270	1,340	(38)	2,862
Prepaid Expenses and Other Current Assets	107	11	125	8	251

Total Current Assets	3,828	1,221	4,321	(697)	8,673

Goodwill	—	32	409	196	637
Other Intangible Assets	100	35	58	(34)	159
Deferred Income Tax	—	35	67	—	102
Deferred Pension Costs and Other Assets	622	43	195	—	860
Investments in Subsidiaries	4,011	469	3,195	(7,675)	—
Properties and Plants	2,018	296	2,845	20	5,179

Total Assets	$10,579	$2,131	$11,090	$(8,190)	$15,610

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$595	$73	$1,277	$—	$1,945
Accounts Payable to Affiliates	595	—	72	(667)	—
Compensation and Benefits	785	50	286	—	1,121
Other Current Liabilities	483	11	177	—	671
United States and Foreign Taxes	65	31	297	—	393
Notes Payable	—	—	216	—	216
Long Term Debt and Capital Leases due within one year	338	—	110	—	448

Total Current Liabilities	2,861	165	2,435	(667)	4,794

Long Term Debt and Capital Leases	4,118	1	623	—	4,742
Compensation and Benefits	3,117	200	1,163	—	4,480
Deferred and Other Noncurrent Income Taxes	86	5	206	7	304
Other Long Term Liabilities	324	9	93	—	426
Minority Equity in Subsidiaries	—	—	606	185	791

Total Liabilities	10,506	380	5,126	(475)	15,537

Commitments and Contingent Liabilities

Shareholders’ Equity :
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,299	(4,916)	177
Capital Surplus	1,398	5	869	(874)	1,398
Retained Earnings	1,298	1,483	2,226	(3,709)	1,298
Accumulated Other Comprehensive Income (Loss)	(2,800)	(354)	(1,430)	1,784	(2,800)

Total Shareholders’ Equity	73	1,751	5,964	(7,715)	73

Total Liabilities and Shareholders’ Equity	$10,579	$2,131	$11,090	$(8,190)	$15,610

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Income
	Three Months Ended March 31, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,301	$560	$4,105	$(2,110)	$4,856

Cost of Goods Sold	2,043	486	3,498	(2,128)	3,899
Selling, Administrative and General Expense	260	48	370	—	678
Rationalizations	1	—	40	—	41
Interest Expense	94	9	43	(43)	103
Other (Income) and Expense	(58)	—	(60)	90	(28)
Minority Interest in Net Income of Subsidiaries	—	—	12	—	12

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(39)	17	202	(29)	151
United States and Foreign Taxes on Income (Loss)	2	6	71	(2)	77
Equity in (Earnings) Loss of Subsidiaries	(115)	(6)	—	121	—

NET INCOME (LOSS)	$74	$17	$131	$(148)	$74

	Three Months Ended March 31, 2005
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,274	$529	$4,230	$(2,266)	$4,767

Cost of Goods Sold	2,044	464	3,606	(2,295)	3,819
Selling, Administrative and General Expense	270	48	374	(6)	686
Rationalizations	(3)	—	(5)	—	(8)
Interest Expense	89	9	56	(52)	102
Other (Income) and Expense	(43)	(1)	(42)	98	12
Minority Interest in Net Income of Subsidiaries	—	—	21	—	21

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(83)	9	220	(11)	135
United States and Foreign Taxes on Income (Loss)	(7)	4	70	—	67
Equity in (Earnings) Loss of Subsidiaries	(144)	(15)	—	159	—

NET INCOME (LOSS)	$68	$20	$150	$(170)	$68

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(216)	$(6)	$(65)	$(15)	$(302)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(47)	(3)	(63)	(3)	(116)
Asset dispositions	1	—	2	—	3
Asset acquisitions	(39)	—	(2)	—	(41)
Decrease in restricted cash	5	—	—	—	5
Other transactions	—	—	(2)	2	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(80)	(3)	(65)	(1)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	—	—	41	—	41
Short term debt paid	(22)	(1)	(37)	—	(60)
Long term debt incurred	—	—	15	—	15
Long term debt paid	(82)	—	(68)	—	(150)
Other transactions	3	—	(16)	16	3

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(101)	(1)	(65)	16	(151)

Effect of exchange rate changes on cash and cash equivalents	—	1	25	—	26

Net Change in Cash and Cash Equivalents	(397)	(9)	(170)	—	(576)

Cash and Cash Equivalents at Beginning of the Period	1,066	35	1,060	—	2,161

Cash and Cash Equivalents at End of the Period	$669	$26	$890	$—	$1,585

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2005
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(110)	$(40)	$10	$(30)	$(170)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(35)	(2)	(52)	(3)	(92)
Asset dispositions	16	1	6	(7)	16
Asset acquisitions	—	—	(7)	7	—
Increase in restricted cash	(9)	—	(2)	—	(11)
Other transactions	4	—	(108)	111	7

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(24)	(1)	(163)	108	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt incurred	1	—	71	—	72
Short term debt paid	—	—	(34)	—	(34)
Long term debt incurred	—	2	24	—	26
Long term debt paid	(19)	—	(2)	—	(21)
Other transactions	2	5	73	(78)	2

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(16)	7	132	(78)	45

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(29)	—	(30)

Net Change in Cash and Cash Equivalents	(150)	(35)	(50)	—	(235)

Cash and Cash Equivalents at Beginning of the Period	1,004	50	901	—	1,955

Cash and Cash Equivalents at End of the Period	$854	$15	$851	$—	$1,720

NOTE 11. ASSET ACQUISITION
In January 2006, we acquired the remaining 50% ownership interest in our South Pacific Tyres (SPT) joint venture from Ansell Limited. SPT is the largest tire manufacturer in Australia and New Zealand. In connection with the acquisition we paid Ansell approximately $40 million and repaid approximately $50 million of outstanding loans from Ansell to SPT. As a result of the acquisition, we have recorded goodwill of approximately $16 million. The purchase price has been allocated on a preliminary basis, and we are in the process of completing the asset and pension valuations. We expect to finalize the allocation by the end of the second quarter of 2006. SPT has approximately 4,000 associates. SPT’s results have been consolidated in our financial statements since January 1, 2004. Assuming that the acquisition of the remaining 50% acquisition occurred on January 1, 2005, the proforma impact to the Statement of Income is insignificant.
NOTE 12. SUBSEQUENT EVENTS
On April 11, 2006, our shareholders approved a proposal to amend our Amended Articles of Incorporation to increase the number of shares of common stock authorized to be issued by us from 300,000,000 to 450,000,000. As a result of the amendment, we are authorized to have issued and outstanding 500,000,000 shares, consisting of (a) 450,000,000 shares of common stock, without par value, and (b) 50,000,000 shares of preferred stock, without par value, issuable in one or more series.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products. We have a broad global footprint with 102 manufacturing facilities in 29 countries and we manufacture and sell tires and other products under a variety of well known and recognizable brand names including Goodyear, our flagship brand, as well as such brand names as Dunlop, Kelly, Fulda, Debica, and Sava. We operate our business through six operating segments: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire; and Engineered Products.
     In the first quarter of 2006 we recorded net income of $74 million compared to net income of $68 million in the comparable period of 2005. In addition, in the first quarter of 2006 our total segment operating income was $311 million, an increase of $19 million from $292 million in the first quarter of 2005. This increase included favorable settlements with certain raw material suppliers of $36 million, and a pension plan curtailment gain in Brazil of $19 million. See “Results of Operations — Segment Information” for additional information.
     As we move beyond the completion of our turnaround strategy, we remain focused on improving the operating performance of our business units through cost reductions, including the reduction of our high-cost manufacturing capacity, and the implementation of a consumer-focused marketing and product development strategy with an emphasis on higher margin tires. We also plan to improve our balance sheet through the sale of non-core assets as well as appropriate financing actions.
     In North American Tire, we experienced weaker demand in the replacement segment. Although demand for our Goodyear and Dunlop brands remained relatively strong, we had a reduction in market share in the consumer replacement segment due to lower sales of private label and other lower value tires. Despite the softening of demand, North American Tire improved its segment operating income from $11 million in the first quarter of 2005 to $43 million in the first quarter of 2006. This improvement was driven by strong performance in our other tire related businesses as well as the supplier settlements referred to above.
     In European Union Tire we experienced a year-over-year decrease in segment operating income from $107 million in 2005 to $72 million in 2006. Sales in European Union Tire also declined $64 million to $1,134 million in the first quarter of 2006 from $1,198 million in the comparable prior year period. Higher conversion costs from increased energy costs and increased production of high performance tires, coupled with a weaker Euro and increased competitive pressures challenged the business. These factors had a similar impact on the results of Eastern Europe Tire, although to a lesser extent.
     Latin American Tire benefited from a strong OE consumer market and continued to perform well despite a difficult pricing environment and weaker replacement markets. Asia Pacific also maintained its performance due, in part, to continued improvement in mix. Although Engineered Products experienced a significant anticipated reduction in military sales, it achieved higher earnings due, in part, to strong results in the industrial business.
     Other developments in the first quarter include:
•	New Product Development. During the first quarter we introduced our newest Goodyear brand tire for North America, the Eagle ResponsEdge with carbon fiber. The Eagle ResponsEdge features an asymmetrical construction and tread that combine to provide a smooth and comfortable ride and ultra-high performance type grip. It will be available to consumers beginning in May.

•	Cost Reduction. In the first quarter of 2006, we began the implementation of our plan to reduce high-cost manufacturing capacity with the announcement of our intent to close a European Union Tire facility located in the U.K. When complete, the closure of the U.K. facility is expected to generate annual cost savings of approximately $18 million. Our cost reduction efforts also drove a reduction in Selling, administrative and general expense in the first quarter of 2006.

     Challenges we continue to face include:
•	Rising raw material costs. Globally, rising raw material costs continue to challenge the tire industry. For the first quarter of 2006, our raw material costs increased approximately 14%. We expect a similar rate of increase for the full year. Prior to the first quarter, we have generally been successful in offsetting these increases with pricing actions as well as continued focus on improving our mix. However, in the first quarter of 2006 we were unable to do so.

•	Union contract negotiations. We will be working with the United Steelworkers of America (“USW”) to extend or renegotiate the master collective bargaining agreement that covers approximately 13,600 employees in the United States and expires in July 2006. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages.

•	Pension funding requirements. Legislation pending before Congress could reduce the amount we will be required to contribute to our domestic pension plans in 2006 to between $550 million to $600 million. Without the legislation, we estimate our required contribution will be between $700 million and $750 million.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2006 were $4,856 million, increasing $89 million or 2% from $4,767 million in the 2005 first quarter. Net income of $74 million, or $0.37 per diluted share, was recorded in the 2006 first quarter compared to $68 million, or $0.35 per diluted share, in the first quarter of 2005.
     Net sales in the first quarter of 2006 were favorably impacted by price and product mix of approximately $264 million, mainly in North American Tire, and approximately $96 million in other tire related businesses. These were offset by decreased volume of approximately $117 million, primarily in North American Tire, and approximately $74 million of translation, primarily related to European Union Tire. Net sales in 2005 included approximately $79 million of sales related to the Farm Tire and Wingtack businesses.
     Worldwide tire unit sales in the first quarter of 2006 were 54.0 million units, a decrease of 1.9 million units, or 3.5% compared to the 2005 period. The change was driven by a decrease of 2.0 million units, or 5.4%, in consumer replacement units, primarily in North American Tire. North American Tire volume decreased 1.7 million units, or 6.7%, which included a 0.3 million unit decline due to the Farm Tire divestiture. Further, international unit sales decreased 0.2 million units or 0.9%.
     Cost of goods sold (CGS) in the first quarter of 2006 was $3,899 million, an increase of $80 million, or 2% compared to $3,819 million in the first quarter 2005, while increasing as a percentage of sales to 80.3% from 80.1% in the 2005 period. CGS in the first quarter of 2006 increased due to higher raw material costs of approximately $185 million, product mix-related cost increases of approximately $85 million, mostly related to North American Tire and European Union Tire, and approximately $30 million of higher conversion costs related to higher energy costs and increased production of high performance tires, primarily in European Union. CGS decreased due to foreign currency translation of approximately $74 million, primarily in Europe, and decreased volume of approximately $91 million, largely in North American Tire. Also decreasing CGS was a pension plan curtailment gain of approximately $15 million and approximately $36 million related to favorable settlements with certain raw material suppliers.
     Selling, administrative and general expense (SAG) was $678 million in the first quarter of 2006, compared to $686 million in 2005, a decrease of $8 million or 1%. The decrease was driven primarily by favorable foreign currency translation of approximately $17 million and lower advertising expenses of approximately $15 million, primarily in Europe. SAG in 2006 benefited from approximately $3 million in savings from rationalization programs. Unfavorably impacting SAG was approximately $6 million of general and product liability expenses and increased wage and benefits expenses of approximately $15 million, including stock compensation expense of $7 million, and approximately $2 million increase in bad debt expense. SAG as a percentage of sales was 14.0% in the first quarter 2006, compared to 14.4% in the 2005 period.
     Other (income) and expense was $28 million of income in the 2006 first quarter, an improvement of $40 million, compared to $12 million of expense in the 2005 first quarter. The improvement was primarily related to $15 million of income resulting from the favorable resolution of a legal matter in Latin American Tire and $16 million in lower financing fee expenses due to lower deferred fee levels. Also, higher interest income of $6 million on cash deposits contributed to the increase over the prior year.
     For the first three months of 2006, we recorded tax expense of $77 million on income before income taxes and minority interest in net income of subsidiaries of $163 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first quarter of 2005, we recorded tax expense of $67 million on a loss before income taxes and minority interest in net income of subsidiaries of $156 million.
Rationalization Activity
In the first quarter of 2006, the Company initiated plans to close its European Union Tire Segment’s Washington passenger tire manufacturing facility in the United Kingdom. Additional restructuring actions consisted of the closure of retail stores in the European Union Tire Segment, the reduction of headcount within various segments and the initiation of the closure of the bicycle tire and tube production facility in Debica, Poland.
     During 2006, $41 million of net charges were recorded, which included $42 million of new rationalization charges. The charges were partially offset by $1 million of associate-related costs no longer needed for their originally-intended purposes. The $42 million of charges represent $41 million for plans initiated in 2006 and $1 million of associate-related costs for plans initiated in the fourth quarter of 2005. The $41million of charges for plans initiated in 2006 include $39 million of associate severance costs and $2 million primarily for non-cancelable lease costs. Approximately 1,380 associates will be released under programs initiated in 2006, of which 85 were released by March 31, 2006.
     In the first quarter of 2006, $9 million was incurred primarily for associate severance payments and $2 million primarily for non-cancelable lease costs.
     In the first quarter of 2005 no new rationalization actions were initiated. During 2005, net reversals of $8 million were recorded, which included reversals of $10 million of reserves for rationalization actions no longer needed for their originally-intended purposes, partially offset by charges related to plans initiated in 2004 of $2 million. The reversals consisted of $4 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the quarter related to plans initiated in 2001 and earlier periods.
     Additional rationalization charges of $12 million related to the rationalization plans initiated in the first quarter of 2006 have not yet been recorded and are expected to be incurred and recorded during the next twelve months. As a result of the Company’s closure of the Washington passenger tire manufacturing facility, approximately $44 million of accelerated depreciation is expected to be recorded in the second quarter of 2006.
     Upon completion of the 2006 plans, we estimate that annual operating costs will be reduced by approximately $43 million (approximately $21 million SAG and approximately $22 million CGS).
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

     Total segment operating income was $311 million in the first quarter of 2006, increasing from $292 million in the first quarter of 2005. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2006 was 6.4%, compared to 6.1% in the first quarter of 2005.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as determined in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to the Note 9, Business Segments, for further information and for a reconciliation of total segment operating income to Income before Income Taxes.
North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Tire Units	23.7	25.4	(1.7)	(6.7)%
Net Sales	$2,239	$2,138	$101	5
Operating Income	43	11	32	291
Operating Margin	1.9%	0.5%
North American Tire unit sales in the 2006 first quarter decreased 1.7 million units or 6.7% from the 2005 period. The decrease was primarily related to a decline in consumer replacement volume of 1.4 million units or 8.5% due to an overall market decline in the consumer replacement volume market as well as further strategic share reduction in the lower value segment, partially offset by increased share of our higher value branded products. Unit sales also decreased 0.3 million units due to the Farm Tire divestiture.
     Net sales increased $101 million or 5% in the first quarter of 2006 from the 2005 period due primarily to favorable price and product mix of approximately $142 million, and increased chemical and other tire related business’ sales of approximately $109 million. Sales were negatively impacted by decreased volume of approximately $78 million. Net sales in 2005 included approximately $79 million of sales related to the Farm Tire and Wingtack businesses.
     Operating income increased $32 million or 291% in the first quarter of 2006 from the 2005 period. Favorable price and product mix of approximately $84 million, increases in chemical and other tire related businesses of approximately $23 million and approximately $21 million of favorable settlements with certain raw material suppliers positively impacted operating income. The 2006 period was unfavorably impacted by increased raw material costs of approximately $74 million, lower volume of approximately $8 million and increased SAG of approximately $6 million due to higher product liability costs. Operating income in 2005 included approximately $11 million related to the Farm Tire, Wingtack and Sumatra businesses.
     Operating income did not include first quarter rationalization net reversals of $4 million in 2005. Operating income also did not include first quarter gains on asset sales of $1 million in 2006 and $6 million in 2005.
European Union Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Tire Units	15.6	16.0	(0.4)	(2.7)%
Net Sales	$1,134	$1,198	$(64)	(5)
Operating Income	72	107	(35)	(33)
Operating Margin	6.3%	8.9%
European Union Tire segment unit sales in the 2006 first quarter decreased 0.4 million units or 2.7% from the 2005 period. Replacement unit sales decreased 0.3 million units or 2.9% while OE volume decreased 0.1 million units or 2.1%.

     Net sales in the first quarter of 2006 decreased $64 million or 5% compared to the first quarter of 2005. Unfavorably impacting the 2006 period was foreign currency translation of approximately $98 million, lower volume of approximately $30 million, largely due to lower replacement volume in the consumer market, and lower sales in other tire related businesses of approximately $14 million. Price and product mix improved by approximately $79 million driven by price increases to offset higher raw material costs.
     For the first quarter of 2006, operating income decreased $35 million or 33% compared to 2005 due to higher raw material costs of approximately $42 million in the first quarter of 2006 compared to 2005. Operating income was also adversely affected by approximately $14 million of higher conversion costs due to increased energy costs and increased production of high performance tires, approximately $7 million in lower volume, approximately $5 million of lower volume in other tire related businesses, approximately $5 million of higher research and development and approximately $5 million of currency translation. Continued improvement in price and product mix of approximately $33 million, favorable SAG expenses of approximately $6 million due to decreased advertising and approximately $6 million of favorable settlements with certain raw material suppliers partially offset these adverse factors.
     Operating income did not include first quarter rationalization net charges of $26 million in 2006 and net reversals of $2 million in 2005. Operating income also did not include first quarter net gains on asset sales of $1 million in 2006 and $5 million in 2005.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Tire Units	4.6	4.8	(0.2)	(3.6)%
Net Sales	$339	$340	$(1)	—
Operating Income	43	47	(4)	(9)
Operating Margin	12.7%	13.8%
Eastern Europe, Middle East and Africa Tire unit sales in the 2006 first quarter decreased 0.2 million units or 3.6% from the 2005 period. Replacement unit sales decreased 0.2 million units or 6.0% due primarily due to changes in market seasonality in Central Europe.
     Net sales decreased $1 million in the 2006 first quarter compared to 2005. Price and mix increased approximately $14 million in the period mainly due to price increases to recover high raw material costs and favorable product mix due to continued growth of high performance tires and premium brands. The favorable price and mix was offset by decreased volume of approximately $9 million, and unfavorable foreign currency translation of approximately $6 million.
     Operating income in the 2006 quarter decreased $4 million or 9% from the first quarter 2005. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $8 million. Negatively impacting the 2006 period were higher raw material costs of approximately $13 million.
     Operating income did not include first quarter rationalization net charges of $6 million in 2006.
Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Tire Units	5.3	5.0	0.3	6.0%
Net Sales	$396	$348	$48	14
Operating Income	102	87	15	17
Operating Margin	25.8%	25.0%
Latin American Tire unit sales in the 2006 first quarter increased 0.3 million units or 6.0% from the 2005 period. Replacement unit sales increased 0.1 million units or 1.7% and OE volume increased 0.2 million units or 19.0%.

     Net sales in the 2006 first quarter increased $48 million or 14% from the 2005 period. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $32 million and increased volume of approximately $20 million, mainly in the consumer and commercial OE business. Unfavorable price and mix of approximately $3 million negatively impacted sales.
     Operating income in the first quarter of 2006 increased $15 million or 17% from the same period in 2005. Operating income was favorably impacted by currency translation of approximately $23 million, a pension plan curtailment gain of approximately $17 million, and approximately $6 million in improved volume. Increased raw material costs of approximately $28 million negatively impacted operating income compared to the 2005 period.
Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Tire Units	4.8	4.7	0.1	0.8%
Net Sales	$353	$341	$12	4
Operating Income	22	19	3	16
Operating Margin	6.2%	5.6%
Asia Pacific Tire unit sales in the 2006 first quarter increased 0.1 million units or 0.8% from the 2005 period. Replacement unit sales decreased 0.1 million units or 3.4% and OE volume increased 0.2 million units or 11.1%.
     Net sales in the 2006 quarter increased $12 million or 4% compared to the 2005 period due to favorable price and product mix of approximately $21 million and approximately $2 million in increased volume. This was offset in part by unfavorable foreign currency translation of $12 million.
     Operating income in the first quarter of 2006 increased $3 million or 16% compared to the 2005 period due to improved price and product mix of approximately $24 million and approximately $2 million in favorable settlements with certain raw material suppliers. Unfavorably impacting operating income was approximately $17 million of increased raw material costs, approximately $4 million of higher SAG costs due to development of our branded retail and global sourcing infrastructure in China and approximately $3 million in higher conversion costs.
     Operating income did not include first quarter rationalization net charges of $7 million in 2006 and net reversals of $2 million in 2005.
     See Note 11, Asset Acquisition for a discussion of the acquisition of the remaining interest in SPT in January 2006.
Engineered Products

	Three Months Ended March 31,
				Percentage
(In millions)	2006	2005	Change	Change
Net Sales	$395	$402	$(7)	(2)%
Operating Income	29	21	8	38
Operating Margin	7.3%	5.2%
Engineered Products sales decreased $7 million or 2% in the first quarter of 2006 from 2005 due to decreased volume of approximately $22 million, due to anticipated declines in military sales, offset partially by higher sales in the industrial and replacement channels. Positively impacting sales were improved price and mix of approximately $11 million and the favorable effect of currency translation of approximately $4 million.
     Operating income increased $8 million or 38% in the first quarter of 2006 compared to the 2005 period due primarily to improved price and mix of approximately $11 million, approximately $6 million in favorable settlements with certain raw material suppliers, and approximately $2 million in other income including a pension plan curtailment gain in Brazil. Also favorably impacting operating income was approximately $6 million of lower conversion costs. Operating income was negatively impacted by higher raw material costs of approximately $11 million, approximately $5 million of lower volume and approximately $2 million in bad debt expense.
     Operating income in the first quarter of 2006 did not include net restructuring charges of $3 million.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006, we had $1,585 million in cash and cash equivalents as well as $1,688 million of unused availability under our various credit agreements, compared to $2,161 million and $1,677 million at December 31, 2005. Cash and cash equivalents decreased primarily due to payments of debt maturities and funding of seasonal working capital. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At March 31, 2006, cash balances totaling $236 million were subject to such restrictions, compared to $241 million at December 31, 2005.
OPERATING ACTIVITIES
Cash flows used in operating activities was $302 million in the first quarter of 2006, compared to $170 million in the comparable prior year period. The decrease in operating cash flows was driven by lower insurance recoveries and timing of payments of certain compensation plans.
INVESTING ACTIVITIES
Cash flows used in investing activities of $149 million increased $69 million from the first quarter of 2005. The increase was primarily the result of acquisitions of $41 million and $24 million in additional capital expenditures. Capital expenditures are expected to be approximately $720 million in 2006. This amount includes expenditures for capitalized software of approximately $55 million, which are included in capital expenditures in our Consolidated Statements of Cash Flows; however are not treated as capital expenditures under our credit agreements.
     We revised the classification for certain items, including changes in restricted cash, in our Consolidated Statements of Cash Flows. Restricted cash is now presented as an investing activity. The revised classified classifications have also been reflected in the comparative prior year amounts for purposes of consistency.
FINANCING ACTIVITIES
Cash flows used in financing activities of $151 million increased by $196 million from the prior year quarter primarily due to a net repayment of debt of $197 million, including the 5 3/8% Swiss franc bonds of $120 million.
Credit Sources
In aggregate, we had credit arrangements of $7,378 million available at March 31, 2006, of which $1,688 million were unused, compared to $7,510 million available at December 31, 2005, of which $1,677 million were unused.
$1.5 Billion First Lien Credit Facility
Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.
     With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of March 31, 2006, there were $500 million in letters of credit issued under the deposit-funded facility ($499 million at December 31, 2005) and $7 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at March 31, 2006 and at December 31, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At March 31, 2006 and December 31, 2005, this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of March 31, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) a €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of March 31, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $188 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the German and European revolving credit facilities (no borrowings at December 31, 2005).
     For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note No. 10, Financing Arrangements and Derivative Financial Instruments, in our 2005 10-K.
Other Foreign Credit Facilities
At March 31, 2006, we had short-term committed and uncommitted bank credit arrangements totaling $415 million, of which $195 million were unused, compared to $398 million and $182 million at December 31, 2005. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
GDTE and certain of its subsidiaries are a party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding, and is subject to customary annual renewal of back-up liquidity lines.
     As of March 31, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $333 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $63 million and $67 million at March 31, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable.

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
     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three month periods ended March 31, 2006 and 2005. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended March 31,
(In millions)	2006	2005
Net Income	$74	$68
Consolidated Interest Expense	103	102
U.S. and Foreign Taxes on Income	77	67
Depreciation and Amortization Expense	158	157

EBITDA	412	394

Credit Agreement Adjustments:
Other (Income) and Expense	(28)	7
Minority Interest in Net Income (Loss) of Subsidiaries	12	21
Consolidated Interest Expense Adjustment	1	2
Rationalizations	41	(8)

Consolidated EBITDA	$438	$416

Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$1.5 Billion First Lien Credit Facility	BB	Ba3
$1.2 Billion Second Lien Term Loan Facility	B+	B2
$300 Million Third Lien Secured Term Loan Facility	B-	B3
European Facilities	B+	B1
$650 Million Senior Secured Notes due 2011	B-	B3
Corporate Rating (implied)	B+	B1
Senior Unsecured Debt	B-	—
Outlook	Stable	Stable
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
Potential Future Financings
We plan to take appropriate financing actions which could include restructuring bank debt or a capital markets transaction, possibly including the issuance of additional equity.
     Given the challenges that we face and the uncertainities of market conditions, access to the capital markets cannot be assured. Our ongoing ability to access the capital markets is also dependent on the degree of success we have improving the performance in our North American Tire Segment. This success is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. While we have made progress in improving results in North American Tire, there is no assurance that our progress will continue, or that we will be able to sustain any future progress to a degree sufficient to maintain access to capital markets and meet liquidity requirements. Failure to do so could have a material adverse effect on our financial position, results of operations and liquidity.
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
Recently Issued Accounting Standards
The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by us to separate interest rate risk management from debt funding decisions. At March 31, 2006, the interest rates on 48% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

     The following table presents information at March 31:
Interest Rate Swap Contracts

(Dollars in millions)	2006	2005
Fixed Rate Contracts:
Notional principal amount	$—	$15
Pay fixed rate	—%	5.94%
Receive variable Australian Bank Bill Rate	—%	5.89%

Average years to maturity	—	0.25
Fair value — liability	—	—
Pro forma fair value — liability	—	—

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	6.27%	4.31%
Receive fixed rate	6.63%	6.63%

Average years to maturity	0.7	1.7
Fair value — asset (liability)	$—	$4
Pro forma fair value — asset (liability)	—	4
The pro forma fair value assumes a 10% increase in variable market interest rates at March 31, 2006 and 2005, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
     Weighted average interest rate swap contract information follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2006	2005
Fixed Rate Contracts:
Notional principal amount	$—	$15
Pay fixed rate	—%	5.94%
Receive variable Australian Bank Bill Rate	—%	5.89%

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	6.27%	4.31%
Receive fixed rate	6.63%	6.63%
The following table presents fixed rate debt information at March 31:
(In millions)

	2006	2005
Fixed Rate Debt
Carrying amount — liability	$2,724	$3,007
Fair value — liability	2,855	3,155
Pro forma fair value — liability	2,933	3,235
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2006 and 2005, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
     The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds were hedged by currency swap agreements until they both matured in March 2006.
     Contracts hedging the Swiss franc bonds were designated as cash flow hedges until they both matured in March 2006. Contracts hedging short-term trade receivables and payables normally have no hedging designation.
     The following table presents foreign currency contract information at March 31:

(In millions)	2006	2005
Fair value — asset (liability)	$2	$93
Pro forma change in fair value	(36)	(54)
Contract maturities	4/06-10/19	4/05-10/19
We were not a party to any foreign currency option contracts at March 31, 2006 or 2005.
     The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2006	2005
Fair value — asset (liability):
Swiss franc swap-current	$—	$53
Euro swaps-current	—	40
Other-current asset	3	4
Other — long term assets	1	1
Other — current liability	(2)	(2)
Other — long term liability	—	(3)

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	Although we recorded net income in 2004 and 2005, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon, among other things, our ability to successfully implement our cost reduction strategies;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and our required contributions to those plans are substantial. Proposed U.S. legislation affecting pension plan funding could result in the need for additional cash payments by us into our U.S. pension plans and increase the insurance premiums we pay to the Pension Benefit Guaranty Corporation;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we or one or more of our customers experience a labor strike, work stoppage or other similar difficulty;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of March 31, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Heatway Litigation and Amended Settlement
As previously reported in our 2005 10-K we have entered into an amended settlement agreement intended to address claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II, that we supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. A description of our financial obligations and the extent to which certain claims are covered under the amended settlement is set forth in Item 3 of Part I of our 2005 10-K.
     Prior to entering into the amended settlement we received adverse judgments in a number of actions, including Loughridge v. Goodyear and Chiles Power Supply, an action in which a federal jury awarded 34 homeowners aggregate damages of $8 million, 50% of which was allocated to us. On March 20, 2006, the United States Court of Appeals for the Tenth Circuit denied our petition for rehearing, effectively terminating the litigation with respect to all but two of the Loughridge homeowners. The Court of Appeals also ruled that two homeowners whose claims had been rejected by the trial court were entitled to a new trial. Following the ruling of the Court of Appeals, we paid the plaintiffs $10 million in satisfaction of the judgment, which included an amount for interest on the judgment. The liability incurred in Loughridge was not covered by the amended settlement.
     The Court of Appeals also denied our petition for rehearing in Malek, et al. v. Goodyear, a case involving 25 homesites, in which a federal jury awarded the plaintiffs aggregate damages of $8.1 million of which 40% was allocated to us. Following the ruling, we paid the Malek plaintiffs $8 million in satisfaction of the judgment, which included an amount for interest on the judgment. The liability incurred in Malek was not covered by the amended settlement; however, we are entitled to assert a proxy claim against the settlement fund for the payment the Malek plaintiffs would have been entitled to under the amended settlement.
Asbestos Litigation
As reported in our 2005 Form 10-K we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 125,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2006, approximately 900 new claims were filed against us and approximately 700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2006 was $4 million. At March 31, 2006, there were approximately 125,700 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
SEC Investigation
     As reported in our 2005 10-K we were subject to a SEC investigation into accounting matters included in our restatement of financial results, which was announced in October 2003, and in subsequent public filings. On March 28, 2006, we were notified that the staff of the SEC had terminated its investigation and would not recommend an enforcement action against us. We were also informed that the SEC has terminated its investigation and would not recommend enforcement action against our former chief financial officer and former chief accounting officer.
Securities Litigation
As previously reported in our 2005 10-K we are subject to the following three consolidated actions in the United States District Court for the Northern District of Ohio arising out of the restatement we announced in October 2003: (i) a purported securities class action alleging that Goodyear and certain current and former officers and directors violated the federal securities laws by artificially inflating and maintaining the price of Goodyear securities; (ii) a derivative lawsuit against certain current and former officers and directors alleging, among other things, breach of fiduciary duty and corporate waste arising out of the same facts and circumstances upon which the purported securities class action is based; and (iii) an action against Goodyear and certain current and former officers, directors and associates by a putative class of participants in Goodyear’s employee savings plans asserting breach of fiduciary claims under the Employee Retirement Income Security Act (“ERISA”). In November 2004, the defendants filed motions to dismiss each of the consolidated cases. On March 20, 2006, the Court granted Goodyear’s motion to dismiss the purported securities class action. The Court has yet to rule on the motions to dismiss the two remaining actions.
     Reference is made to Item 3 of Part I of the 2005 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
     Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
     Due to developments in the previously disclosed SEC investigation as set forth under “SEC Investigation” in Part II, Item 1 of this Form
10-Q, the risk factor titled “An ongoing SEC investigation regarding our accounting restatement could materially adversely affect us” is no longer applicable to us.
     Due to developments in the previously disclosed securities litigation as set forth under “Securities Litigation” in Part II, Item 1 of this Form 10-Q, the risk factor titled “Pending litigation relating to our 2003 restatement could have a material adverse effect on our financial position, cash flows and results of operation” has been updated as set forth below:

Pending litigation relating to our 2003 restatement could have a material adverse effect on our financial position, cash flows and results of operation.
At least 36 lawsuits were filed against us and certain of our current or former officers or directors following our October 2003 announcement regarding the restatement of our previously issued financial results. These actions have been consolidated into three separate actions in the United States District Court for the Northern District of Ohio. One of these consolidated actions, a purported securities class action alleging fraud, has been dismissed by the District Court. We intend to vigorously defend these lawsuits. However, we cannot currently predict or determine the outcome or resolution of these proceedings or the timing for their resolution, or reasonably estimate the amount, or potential range, of possible loss, if any. In addition to any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. The final resolution of these lawsuits could have a material adverse effect on our financial position, cash flows and results of operation.
     The risk factors set forth in our 2005 Annual Report on Form 10-K have been supplemented with the following risk factor:
Work stoppages or supply disruptions at our major OE customers could harm our business.
     Although sales to our OE customers account for less than 20% of our net sales, demand for our products in the OE segment and production levels at our facilities are directly related to automotive vehicle production. Automotive production can be affected by labor relations issues. Two of our largest OE customers have announced restructuring plans aimed at realigning their cost structure which include the negotiation with their respective unionized workforces. In addition, certain major OE suppliers are in financial distress and may attempt to seek significant concessions from their unionized workforces. The outcome of these labor relations matters is uncertain and it is possible that our OE customers could experience a work stoppage or a disruption in supply resulting from a work stoppage at an OE supplier. Such events may cause an OE customer to reduce or suspend vehicle production. In such an event, the affected OE customer could halt or significantly reduce purchases of our products, which would increase our production costs and harm our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2006. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option or payment of stock unit award.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/06 - 1/31/06	13,905	$17.73	—	—
2/1/06 - 2/28/06	—	—	—	—
3/1/06 - 3/31/06	25,371	13.28	—	—
Total	39,376	14.86	—	—
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Goodyear was held on April 11, 2006 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the five nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated February 28, 2006 (the “Proxy Statement”), and the five nominees were elected.

     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 157,550,881 shares of common stock, without par value, or approximately 89.0 percent of the 177,061,899 shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:
     1. Election of Directors. Five persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear. James C. Boland, Steven A. Minter and Michael R. Wessel were nominated as Class III directors, each to hold office for a three year term expiring at the 2009 annual meeting and until his successor is duly elected and qualified. John G. Breen and William J. Hudson, Jr. were nominated as Class II directors, to hold office for the remaining year of a three year term expiring at the 2007 annual meeting and until his successor is duly qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained
James C. Boland	151,856,047	5,694,834
Steven A. Minter	151,032,709	6,518,172
Michael R. Wessel	150,852,817	6,698,064
John G. Breen	148,213,000	9,337,881
William J. Hudson, Jr.	148,230,428	9,320,453
     The seven directors whose terms of office continued after the Annual Meeting were: (A) Robert J. Keegan, Rodney O’Neal and Shirley D. Peterson whose terms expire in 2007; and (B) Gary D. Forsee, Denise M. Morrison, G. Craig Sullivan and Thomas H. Weidemeyer whose terms expire in 2008. In connection with the adoption of the amendment to the Company’s Code of Regulations requiring the annual election of directors as described below, each director has agreed to shorten his or her term so that it concludes at the 2007 Annual Meeting of Shareholders.
     2. Approval of Amendment to Code of Regulations. A resolution proposed by the Board of Directors that the shareholders approve an amendment to the Code of Regulations to require the annual election of directors was submitted to the shareholders. There were 152,687,061 votes cast in favor of, and 3,545,281 votes cast against, the resolution. The holders of 1,318,539 shares of common stock abstained and there were no “broker non-votes”. Accordingly, the resolution received the affirmative vote of at least a majority of the shares of common stock entitled to vote at the Annual Meeting and, therefore was adopted. Information relating to the amendment is set forth at page 11 of the Proxy Statement. The amendment is set forth in its entirety at page B-1 of the Proxy Statement.
     3. Approval of Amendment to Amended Articles of Incorporation. A resolution proposed by the Board of Directors that the shareholders approve an amendment to the Company’s Amended Articles of Incorporation increasing the number of shares of common stock authorized to be issued by the Company from 300,000,000 to 450,000,000 was submitted to the shareholders. There were 142,910,105 votes cast in favor of, and 13,115,603 votes cast against, the resolution. The holders of 1,525,173 shares of common stock abstained and there were no “broker non-votes”. Accordingly, the resolution received the affirmative vote of at least two-thirds of the shares of common stock entitled to vote at the Annual Meeting and, therefore was adopted. Information relating to the amendment is set forth at pages 12 and 13 of the Proxy Statement. The amendment is set forth in its entirety at page C-1 of the Proxy Statement.
     4. Ratification of Appointment of Independent Accountants. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as independent accountants for Goodyear for the year ending December 31, 2006 was submitted to, and voted upon by, the shareholders. There were 150,208,881 shares of common stock voted in favor of, and 5,997,831 shares of common stock voted against, said resolution. The holders of 1,344,169 shares of common stock abstained. There were no “broker non-votes”. The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted and the appointment of PricewaterhouseCoopers LLP as the independent accountants for Registrant for 2006 was ratified by the shareholders.

     5. Shareholder Proposal. A resolution submitted by a shareholder requesting that “simple majority” voting be implemented to the “greatest extent possible” was voted on at the Annual Meeting. There were 77,512,520 shares of Common Stock voted in favor of, and 28,225,531 shares of common stock voted against, the resolution. In addition, the holders of 2,950,695 shares of common stock abstained and there were 48,862,135 “broker non-votes.” The resolution, having failed to receive the affirmative vote of at least a majority of the shares of common stock entitled to vote at the Annual Meeting, was not adopted. The resolution and related statements in support thereof and in opposition thereto are set forth under the caption “Shareholder Proposal” at pages 13 and 14 of the Proxy Statement.
ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form
10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: May 4, 2006	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificates of Amendment to Amended Articles of Incorporation, dated April 6, 1993, June 4, 1996, and April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended.	3.1

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005 and April 11, 2006.	3.2

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., as Documentation Agent, the CIT Group/Business Credit, Inc., as Documentation Agent, General Electric Capital Corporation, as Documentation Agent, GMAC Commercial Finance LLC, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (the “European Term Loan and Revolving Credit Agreement”) (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(h)	First Amendment dated as of December 22, 2005 to the European Term Loan and Revolving Credit Agreement (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-1927).

(i)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(j)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(k)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(l)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(m)	Purchase Agreement, dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(n)	Indenture, dated as of June 23, 2005, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(o)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Calyon Securities (USA) Inc., Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(p)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005 and August 26, 2005 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(q)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005 and August 26, 2005 between Eurofactor, as Agent, Calyon, as Calculation

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(r)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(s)	Indenture dated as of March 12, 2004, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(t)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(w)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(x)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(y)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(z)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

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

10	Material Contracts

(a)	Form of Performance Share Unit Grant Agreement for the 2005 Performance Plan (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Current Report on Form 8-K filed February 27, 2006, File No. 1-1927.)

(b)	Schedule of Salary and Bonus for Named Executive Officers (incorporated by reference, filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Goodyear’s Registration Statement on Form S-1, File No. 333-127918).

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4