Form 10-Q
period 2006-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2006-08-04
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2006:	177,310,940

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
NET SALES	$5,142	$4,992	$9,998	$9,759

Cost of Goods Sold	4,250	3,945	8,149	7,764
Selling, Administrative and General Expense	693	746	1,371	1,432
Rationalizations (Note 2)	34	(5)	75	(13)
Interest Expense	104	101	207	203
Other (Income) and Expense (Note 3)	(4)	18	(32)	30
Minority Interest in Net Income of Subsidiaries	11	33	23	54

Income before Income Taxes	54	154	205	289
United States and Foreign Taxes on Income	52	85	129	152

NET INCOME	$2	$69	$76	$137

NET INCOME PER SHARE OF COMMON STOCK — BASIC	$0.01	$0.39	$0.43	$0.78

Average Shares Outstanding (Note 4)	177	176	177	176

NET INCOME PER SHARE OF COMMON STOCK — DILUTED	$0.01	$0.34	$0.40	$0.69

Average Shares Outstanding (Note 4)	177	208	206	208
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2006	2005
Assets:
Current Assets:
Cash and Cash Equivalents	$1,564	$2,162
Restricted Cash (Note 1)	224	241
Accounts and Notes Receivable, less Allowance — $115 ($130 in 2005)	3,466	3,158
Inventories:
Raw Materials	715	639
Work in Process	164	137
Finished Products	2,476	2,086

	3,355	2,862
Prepaid Expenses and Other Current Assets	272	245

Total Current Assets	8,881	8,668
Goodwill	680	637
Intangible Assets	166	159
Deferred Income Tax	104	102
Deferred Pension Costs and Other Assets	858	860
Properties and Plants, less Accumulated Depreciation — $8,089 ($7,729 in 2005)	5,232	5,179

Total Assets	$15,921	$15,605

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,065	$1,939
Compensation and Benefits	1,756	1,773
Other Current Liabilities	694	671
United States and Foreign Taxes	403	393
Notes Payable and Overdrafts (Note 5)	225	217
Long Term Debt and Capital Leases due within one year (Note 5)	560	448

Total Current Liabilities	5,703	5,441
Long Term Debt and Capital Leases (Note 5)	4,522	4,742
Compensation and Benefits	3,936	3,828
Deferred and Other Noncurrent Income Taxes	312	304
Other Long Term Liabilities	395	426
Minority Equity in Subsidiaries	831	791

Total Liabilities	15,699	15,532

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares (300 in 2005), Outstanding shares — 177 (177 in 2005) after deducting 19 treasury shares (19 in 2005)	177	177
Capital Surplus	1,412	1,398
Retained Earnings	1,374	1,298
Accumulated Other Comprehensive Loss	(2,741)	(2,800)

Total Shareholders’ Equity	222	73

Total Liabilities and Shareholders’ Equity	$15,921	$15,605

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net Income	$2	$69	$76	$137

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	31	(93)	78	(205)
Minimum pension liability	(1)	24	(5)	35
Deferred derivative loss	—	(3)	—	(16)
Reclassification adjustment for amounts recognized in income	—	—	—	14
Tax on derivative reclassification adjustment	—	(1)	(3)	(1)
Unrealized investment gain (loss)	(8)	2	(11)	3

Comprehensive Income (Loss)	$24	$(2)	$135	$(33)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$76	$137
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	353	307
Amortization of debt issuance costs	9	67
Deferred tax provision	(14)	(8)
Net rationalization charges (credits) (Note 2)	75	(13)
Rationalization payments	(31)	(27)
Net gain on asset sales (Note 3)	(2)	(13)
Net insurance settlement gains	—	(62)
Insurance recoveries	43	187
Minority interest and equity earnings	21	56
Pension contributions	(199)	(138)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(291)	(353)
Inventories	(439)	(240)
Accounts payable — trade	121	(59)
Prepaid expenses	(23)	(28)
US and foreign taxes	(15)	40
Compensation and benefits	194	215
Other current liabilities	(27)	(102)
Other assets and liabilities	(54)	88

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(203)	54

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(269)	(237)
Asset dispositions	4	19
Asset acquisitions (Note 10)	(41)	—
Decrease (increase) in restricted cash	17	(67)
Other transactions	—	18

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(289)	(267)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	86	140
Short term debt and overdrafts paid	(116)	(72)
Long term debt incurred	46	2,304
Long term debt paid	(160)	(2,376)
Debt issuance costs	—	(67)
Other transactions	—	(8)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(144)	(79)

Effect of exchange rate changes on cash and cash equivalents	38	(51)

Net Change in Cash and Cash Equivalents	(598)	(343)

Cash and Cash Equivalents at Beginning of the Period	2,162	1,955

Cash and Cash Equivalents at End of the Period	$1,564	$1,612

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Goodyear Tire & Rubber Company (“we”, “us” or “our”) in accordance with the Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
          Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2006.
Consolidated Statements of Cash Flows
Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities.
          In 2005, we revised the classification for certain items, including restricted cash, in our Consolidated Statement of Cash Flows. Restricted cash is presented as an investing activity.
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
Stock-Based Compensation
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, (“SFAS No. 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based awards to employees at fair value and to recognize such cost in income over the period during which the service is provided, usually the vesting period. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, we recognize compensation expense for all awards granted or modified after December 31, 2005 and for the unvested portion of all outstanding awards at the date of adoption.
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
          Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, (“SFAS No. 148”); which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS No. 123R:

	Three Months	Six Months Ended
(In millions, except per share amounts)	Ended June 30, 2005	June 30, 2005
Net income as reported	$69	$137
Add: Stock-based compensation income included in net income (net of tax)	1	—
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(5)	(7)

Net income as adjusted	$65	$130

Net income per share:
Basic — as reported	$0.39	$0.78
— as adjusted	0.37	0.74
Diluted — as reported	$0.34	$0.69
— as adjusted	0.33	0.66
Recently Issued Accounting Standards
The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements and do not anticipate it will be material.
          The FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 156 will have on our consolidated financial statements and do not anticipate it will be material.
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
Revisions to Financial Statement Presentation
We revised the classification of a portion of our pension liability from long term compensation and benefits to current compensation and benefits in our Consolidated Balance Sheet at December 31, 2005. The revision reflects amounts that should have been classified as current due to expected pension funding requirements for the next 12 months. Current compensation and benefits and long term compensation and benefits at December 31, 2005, as reported in our 2005 Annual Report on Form 10-K, were $1,121 million and $4,480 million, respectively.
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
          The following table shows the reconciliation of our liability for rationalization actions between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Balance at December 31, 2005	$19	$15	$34
First quarter charges	40	2	42
Incurred	(9)	(2)	(11)
Reversed to income	(1)	—	(1)

Balance at March 31, 2006	$49	$15	$64
Second quarter charges	32	4	36
Incurred	(16)	(4)	(20)
Reversed to income	(2)	—	(2)

Balance at June 30, 2006	$63	$15	$78

In the second quarter of 2006, we proposed a plan to close the Asia Pacific Tire Segment’s Upper Hutt, New Zealand passenger tire manufacturing facility. Additional restructuring actions in the second quarter consisted of actions to reduce selling, administrative and general expense through headcount reductions in the North American Tire and European Union Tire Segments. In addition to these second quarter actions, the first six months of 2006 included plans in the European Union Tire Segment to close a passenger tire manufacturing facility in Washington, United Kingdom and to close certain of its retail stores and a plan in Eastern Europe Tire to close the bicycle tire and tube production line in Debica, Poland.
          During the second quarter of 2006, $34 million ($30 million after-tax or $0.17 per share) of net charges were recorded. New charges of $36 million were comprised of $34 million for plans initiated in 2006 and $2 million for plans initiated in the fourth quarter of 2005. The $34 million of charges for plans initiated in 2006 include $30 million of associate severance costs and $4 million primarily for non-cancelable lease costs. The second quarter includes the reversal of $2 million of reserves for rationalization actions no longer needed for their originally-intended purposes.
          For the first six months of 2006, $75 million ($60 after-tax or $0.29 per share) of net charges were recorded. New charges of $78 million were comprised of $75 million for plans initiated in 2006 and $3 million for plans initiated in 2005 for associate-related costs. The $75 million of new charges for 2006 plans consist of $69 million of associate-related costs and $6 million primarily for non-cancelable lease costs. The first six months of 2006 includes the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 2,230 associates will be released under programs initiated in 2006, of which 380 were released by June 30, 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The accrual balance of $78 million at June 30, 2006 includes approximately $9 million related to long-term non-cancelable lease costs and approximately $69 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
          Accelerated depreciation charges of $45 million were recorded as Cost of goods sold in the second quarter and six months ended June 30, 2006 for fixed assets taken out of service in connection with the Washington plant closure. We also recorded charges of $2 million of accelerated depreciation in Selling, administrative and general expense in the first six months of 2006. During the first six months of 2005, $1 million in accelerated depreciation charges were recorded in Cost of goods sold.
          During the second quarter of 2005, $5 million ($5 million after-tax or $0.02 per share) of reserves were reversed for rationalization actions no longer needed for their originally-intended purposes. These reversals primarily consisted of associate-related costs related to a 2003 plant closure in the North American Tire Segment.
          For the first six months of 2005, $13 million ($12 million after-tax or $0.06 per share) of net reserves were reversed, which included reversals of $15 million ($14 million after-tax or $0.07 per share) for reserves from rationalization actions no longer needed for their originally-intended purpose, partially offset by charges related to plans initiated in 2004 of $2 million ($2 million after-tax or $0.01 per share). The $15 million in reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated before 2002.
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Asset sales	$—	$—	$(2)	$(13)
Interest income	(16)	(13)	(36)	(27)
Financing fees and financial instruments	10	63	20	89
Foreign currency exchange	(3)	5	(2)	11
General & product liability — discontinued products (Note 8)	4	(8)	9	4
Insurance recovery	—	(12)	—	(14)
Environmental insurance recoveries	—	(19)	—	(20)
Equity in earnings of affiliates	(2)	(2)	(7)	(5)
Latin American legal matter	—	—	(15)	—
Miscellaneous	3	4	1	5

	$(4)	$18	$(32)	$30

Other (income) and expense was $4 million of income in the 2006 second quarter, an increase of $22 million, compared to $18 million of expense in the 2005 second quarter. The increase was primarily related to $53 million in lower financing fee expenses which included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005 and $6 million of higher fee levels in the 2005 period. Also, the second quarter of 2005 includes a $19 million gain from an insurance settlement with certain insurance companies related to environmental coverage and a gain of $12 million related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at the facility.
          Other (income) and expense was $32 million of income for the six months of 2006, an increase of $62 million, compared to $30 million of expense for the six months of 2005. The improvement was related to $15 million of income resulting from the favorable resolution of a legal matter in Latin American Tire and $69 million in lower financing fee expenses. The 2005 financing fees included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005 and $22 million of higher fee levels. The 2005 period also includes a $20 million gain from an insurance settlement with certain insurance companies related to environmental coverage and a gain of $14

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at the facility.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the average number of common shares outstanding.
          There are contingent conversion features included in the indenture governing our $350 million 4% Convertible Senior Notes (“the Notes”), due 2034, issued on July 2, 2004. The Notes became convertible on January 17, 2006 and remained convertible through March 31, 2006. No notes were surrendered for conversion during this period. The Notes were not convertible during the second quarter of 2006 and will not be convertible during the third quarter of 2006 as the applicable stock price condition was not met. The Notes may be convertible after September 30, 2006 if the stock price condition is met in any future fiscal quarter or if any other conditions to conversion set forth in the indenture governing the Notes are met. If all of the Notes outstanding are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million.
          The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Average shares outstanding — basic	177	176	177	176
4% Convertible Senior Notes due 2034	—	29	29	29
Stock Options and other dilutive securities	—	3	—	3

Average shares outstanding — diluted	177	208	206	208

          Average shares outstanding — diluted for the second quarter of 2006, excludes approximately 29 million equivalent shares related to the Notes and approximately 8 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e. “in-the-money” options) as their inclusion would have been anti-dilutive. Average shares outstanding — diluted for the first six months of 2006 excludes approximately 8 million of equivalent shares related to in-the-money stock options, as their inclusion would have been anti-dilutive.
          Additionally, average shares — diluted excludes approximately 19 million and 25 million equivalent shares related to options with exercise prices that were greater than the average market price of our common shares (i.e. “underwater” options), for the three and six month periods ended June 30, 2006 and 2005, respectively.
          The following table presents the computation of adjusted net income used in computing net income per share — diluted. The computation assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of April 1, for the three months ended June 30 and as of January 1 for the six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net Income	$2	$69	$76	$137
After-tax impact of 4% Convertible Senior Notes due 2034	—	4	8	8

Adjusted Net Income	$2	$73	$84	$145

     Adjusted net income used in computing net income per share — diluted for the three months ended June 30, 2006 excludes the adjustment representing avoided after-tax interest costs of $4 million on the Notes due to their exclusion from the average shares outstanding — diluted as their inclusion would have been anti-dilutive.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FINANCING ARRANGEMENTS
At June 30, 2006, we had total credit arrangements totaling $7,430 million, of which $1,679 million were unused, compared to $7,511 million and $1,677 million, respectively, at December 31, 2005.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2006, we had short term committed and uncommitted credit arrangements totaling $415 million, of which $190 million was unused, compared to $399 million and $182 million, respectively, at December 31, 2005. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
          The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2006	2005
Notes payable and overdrafts:
Amounts related to VIEs	$—	$74
Other international subsidiaries	225	143

	$225	$217

Weighted average interest rate	5.33%	5.24%

Long term debt and capital leases due within one year:
Amounts related to VIEs	$4	$54
5 3/8% Swiss franc bonds due 2006	—	120
6 5/8% due 2006	215	216
8 1/2% due 2007	300	—
Other (including capital leases)	41	58

	$560	$448

Weighted average interest rate	7.62%	6.13%

Total obligations due within one year	$785	$665

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2006, we had long term credit arrangements totaling $7,015 million, of which $1,489 million were unused, compared to $7,112 million and $1,495 million, respectively, at December 31, 2005. The reduction of long-term arrangements reflects primarily the repayment of the 5 3/8% Swiss franc bonds during the first quarter 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30,		December 31,
		Interest		Interest
(In millions)	2006	Rate	2005	Rate
Notes:
5 3/8% Swiss franc bonds due 2006	$—	—	$120	*
6 5/8% due 2006	215	*	216	*
8 1/2% due 2007	300	*	300	*
6 3/8% due 2008	100	*	100	*
7 6/7% due 2011	650	*	650	*
Floating rate notes due 2011	200	13.24%	200	12.31%
11% due 2011	448	*	448	*
9% due 2015	400	*	400	*
7% due 2028	149	*	149	*
4% Convertible Senior Notes due 2034	350	*	350	*

Bank term loans:
$1.2 billion second lien term loan facility due 2010	1,200	7.95%	1,200	7.06%
$300 million third lien secured term loan due 2011	300	8.70%	300	7.81%
€155 million senior secured European term loan due 2010	196	5.20%	183	4.85%

Pan-European accounts receivable facility due 2009	351	4.30%	324	3.91%
Other domestic and international debt	139	7.10%	85	6.20%
Amounts related to VIEs	9	7.33%	89	6.45%

	5,007		5,114
Capital lease obligations	75		76

	5,082		5,190
Less portion due within one year	(560)		(448)

	$4,522		$4,742

*	Represents debt with fixed interest rate.
The following table presents information about long term fixed rate debt, including capital leases, at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(In millions)	2006	2005
Carrying amount — liability	$2,731	$2,847
Fair value — liability	2,717	3,046
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at December 31, 2005 due primarily to lower market interest rates. At June 30, 2006, the carrying amount exceeded the fair value due to higher market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at June 30, 2006 and December 31, 2005, respectively. The fair value of our variable rate debt approximated its carrying amount at June 30, 2006 and December 31, 2005.
$1.5 Billion First Lien Credit Facility
Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.
          With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of June 30, 2006, there were $500 million in letters of credit issued under the deposited-funded facility ($499 million at December 31, 2005) and $15 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at June 30, 2006 and at December 31, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At June 30, 2006 and December 31, 2005, this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of June 30, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of June 30, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $196 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the German and European revolving credit facilities (no borrowings at December 31, 2005).
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
          As of June 30, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $351 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $71 million and $67 million at June 30, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable.
Debt Maturities
The annual aggregate maturities of Long term debt and capital leases for the five years subsequent to June 30, 2006 are

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending June 30,
(In millions)	2007	2008	2009	2010	2011
Domestic	$525	$105	$6	$1,206	$953
International	35	55	23	553	13

	$560	$160	$29	$1,759	$966

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
          Shares issued under our stock-based compensation plans are usually issued from shares of our common stock held in treasury.
          Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant and a contractual term of ten years. The exercise of SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of SARs. Option grants are cancelled on termination of employment unless termination is due to retirement under certain circumstances, in which case, all outstanding options vest fully on retirement and remain outstanding until the end of their contractual term.
          The exercise of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered, plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table summarizes the activity related to options during 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In Millions)
Outstanding at January 1	28,668,041	$25.11
Options granted	38,860	13.95
Options exercised	(429,592)	8.68
Options expired	(1,027,159)	43.84
Options cancelled	(419,428)	19.50

Outstanding at March 31	26,830,722	24.69

Options granted	66,816	13.58
Options exercised	(126,567)	7.75
Options expired	(2,930)	16.53
Options cancelled	(171,951)	17.58

Outstanding at June 30	26,596,090	24.78	4.5	$17

Vested and expected to vest at June 30	25,890,487	25.15	4.4	16

Exercisable at June 30	19,747,887	29.19	3.5	9

Available for grant at June 30	9,183,954

Significant option groups outstanding at June 30, 2006 and related weighted average exercise price and remaining contractual term information follows:

	Options	Options	Exercise	Remaining
Grant Date	Outstanding	Exercisable	Price	Contractual Term (Years)
12/06/05(1)	1,578,461	—	$17.15	9.5
12/09/04	3,563,125	848,292	12.54	8.5
12/03/03	2,632,901	1,058,754	6.81	7.5
12/03/02	1,739,403	1,223,772	7.94	6.5
12/03/01	2,693,879	2,693,879	22.05	5.5
12/04/00	5,037,089	5,037,089	17.68	4.5
12/06/99	2,901,956	2,901,956	32.00	3.5
11/30/98	1,900,922	1,900,922	57.25	2.5
12/02/97	1,681,297	1,681,297	63.50	1.5
12/03/96	1,435,870	1,435,870	50.00	0.5
All other	1,431,187	966,056	(2)	(2)

	26,596,090	19,747,887

(1)	The number of options granted in 2005 decreased in comparison to 2004 and 2003, as we anticipated grants of performance share units to certain employees in 2006 in lieu of a portion of their 2005 option grants.

(2)	Options in the “All other” category had exercise prices ranging from $5.52 to $74.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.94 and $20.99, respectively, while the remaining weighted average contractual term was 5.8 years and 4.7 years, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We granted 1,083,800 and 8,400 performance share units on February 22, 2006 and June 5, 2006, respectively, under the 2005 Performance Plan. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of pre-determined targets of net income and total cash flow, net of debt, each weighed equally, over a three-year period from January 1, 2006 to December 31, 2008. Half of the units earned will be settled through the payment of cash and the balance will be settled through the issuance of an equivalent number of shares of our common stock. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash or shares of our common stock or any combination thereof.
          As previously disclosed in our 2005 10-K for the year ended December 31, 2005, during the first quarter of 2006, we made cash payments and issued shares of the Company’s common stock for performance equity units granted under the 2002 Performance Plan and earned as of December 31, 2005 for the three-year period ended on that date.
          As of January 1, 2006, we recognized compensation expense of $3 million, or $0.02 per share ($2 million after-tax or $0.01 per share) upon adoption of SFAS 123. Additionally, we also recognized related expense of $4 million and $7 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, unearned compensation cost related to the unvested portion of all such awards was approximately $42 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 30, 2010.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$26	$10	$53	$24
Interest cost on projected benefit obligation	75	73	150	147
Expected return on plan assets	(74)	(65)	(147)	(129)
Amortization of unrecognized: — prior service cost	15	16	30	32
— net losses	25	22	49	44

Net periodic pension cost	$67	$56	$135	$118

The 2005 U.S. service cost reflects the suspension of the pension service credit agreed to in our last labor contract. This suspension expired on November 1, 2005.

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$14	$12	$28	$25
Interest cost on projected benefit obligation	34	33	67	66
Expected return on plan assets	(29)	(29)	(58)	(59)
Amortization of unrecognized: — prior service cost	2	1	2	2
— net losses	19	14	36	28
— transition amount	(1)	—	—	—

Net periodic pension cost	39	31	75	62
Curtailments/settlements	—	1	(19)	1

Total pension cost	$39	$32	$56	$63

We expect to contribute approximately $650 million to $875 million to our major funded U.S. and non-U.S. pension plans in 2006. For the three and six months ended June 30, 2006, we contributed $30 million and $65 million, respectively, to our non-U.S. plans and $134 million to our domestic plans.
          Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for Company contributions for these plans for the three months ended June 30, 2006 and 2005 were $7 million and $5 million, respectively, and $14 million and $10 million for the six months ended June 30, 2006 and 2005, respectively.
          The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
          Postretirement benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$6	$6	$12	$12
Interest cost on projected benefit obligation	36	39	72	80
Amortization of unrecognized: — prior service cost	11	11	22	22
— net losses	3	4	6	10

Net periodic postretirement benefit cost	$56	$60	$112	$124

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2006, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,349 million, and off-balance-sheet financial guarantees written and other commitments totaling $10 million.
Environmental Matters
We have recorded liabilities totaling $44 million and $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at June 30, 2006 and December 31, 2005, respectively. Of these amounts, $9 million and $12 million was included in Other current liabilities at June 30, 2006 and December 31, 2005, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies under which we received approximately $159 million. We received $116 million in 2005 and the balance in the first quarter of 2006. A significant portion of the costs incurred by us related to these claims had been recorded in prior years.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $259 million and $250 million for anticipated costs related to workers’ compensation at June 30, 2006 and December 31, 2005, respectively. Of these amounts, $104 million and $103 million were included in Current Liabilities as part of Compensation and benefits at June 30, 2006 and December 31, 2005, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $435 million and $467 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at June 30, 2006 and December 31, 2005, respectively. Of these amounts, $238 million and $247 million were included in Other current liabilities at June 30, 2006 and December 31, 2005, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $53 million at June 30, 2006 and at December 31, 2005. Of these amounts, $9 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2006 and December 31, 2005. We have restricted cash of $185 million and $198 million at June 30, 2006 and December 31, 2005, respectively, to fund certain of these liabilities.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 40,800 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $242 million through June 30, 2006 and $233 million through December 31, 2005.

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

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2006	2005	2004
Pending claims, beginning of period	125,500	127,300	118,000
New claims filed	1,600	6,200	12,700
Claims settled/dismissed	(2,700)	(8,000)	(3,400)

Pending claims, end of period	124,400	125,500	127,300

Payments (1)	$10	$22	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engage an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
          We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $103 million and $104 million at June 30, 2006 and December 31, 2005, respectively. The recorded liability represents our estimated liability over the next four years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $37 million at June 30, 2006 and $31 million at December 31, 2005. Our liability with respect to asserted claims and related defense costs was $66 million at June 30, 2006 and $73 million at December 31, 2005.
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
          Based upon a model employed by the valuation firm, as of June 30, 2006, (i) we had recorded a receivable related to asbestos claims of $53 million ($53 million December 31, 2005), and (ii) we expect that approximately 52% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $9 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2006 and December 31, 2005.
          We believe that at June 30, 2006, we had at least $176 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $53 million insurance receivable recorded at June 30, 2006. We also had approximately $20 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2006.
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
Heatway (Entran II). On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $222 million at June 30, 2006 and $248 million at December 31, 2005.
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
          Less than forty sites remain opted-out of the amended settlement. One action is currently pending against us, and additional actions may be filed against us in the future. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.
          In addition to the sites that have been opted-out of the amended settlement, we have yet to finally resolve three actions in which we have received adverse judgments. Any liability related to these actions will not be covered by the amended settlement. With respect to two of these matters, however, we will be entitled to assert a proxy claim against the settlement fund for amounts (if any) paid to plaintiffs in these actions.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of June 30, 2006, we had not recognized tax benefits of approximately $170 million ($127 million net of minority interest in net income of subsidiaries) relating to the reorganization of certain legal entities in 2001, which is the subject of a tax examination that could be resolved, in whole or in part, in 2006. Pursuant to the reorganization, our tax payments have been reduced by approximately $78 million through June 30, 2006. Should the ultimate outcome be unfavorable, we would be required to make a cash payment, with interest, for all tax benefits claimed as of that date.
Union Matters
Our master collective bargaining agreement with the United Steelworkers (“USW”) covers approximately 12,800 employees in the United States and expired in July 2006. We are in the process of negotiating a new master collective bargaining agreement with the USW and are currently operating under a day-to-day extension of the expired contract. The outcome of these collective bargaining negotiations cannot presently be determined. If we are unable to reach an agreement with the USW regarding the terms of a collective bargaining agreement, we may be subject to work interruptions or stoppages that could have a material adverse impact on our consolidated results of operations, financial position and liquidity.
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
Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of Tire and Wheel Assembly (“T&WA”). We guarantee an industrial revenue bond obligation of T&WA in the amount of $4 million at June 30, 2006 and $5 million at December 31, 2005. The guarantee is unsecured. At December 31, 2005, Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guaranteed South Pacific Tyres’ (SPT) obligations under credit facilities in the amount of $108 million, which expire at various times through 2007. The maximum potential amount of payments totaled $42 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of December 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $199 million, consisting primarily of accounts receivable, inventory and fixed assets. In January 2006, we acquired the remaining 50% ownership interest in our SPT joint venture from Ansell Limited. See Note 10, Asset Acquisition for a discussion of the acquisition of the remaining interest in SPT in January 2006.
Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At June 30, 2006, we had customer guarantees outstanding under which the maximum potential amount of payments totaled $10 million. At December 31, 2005, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $2 million and $8 million, respectively. The affiliate and customer guarantees expire at various times through 2008 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnifications
At June 30, 2006, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Sales:
North American Tire	$2,340	$2,296	$4,579	$4,434
European Union Tire	1,250	1,178	2,384	2,376
Eastern Europe, Middle East and Africa Tire	384	342	723	682
Latin American Tire	387	381	783	729
Asia Pacific Tire	377	368	730	709

Total Tires	4,738	4,565	9,199	8,930
Engineered Products	404	427	799	829

Net Sales	$5,142	$4,992	$9,998	$9,759

Segment Operating Income:
North American Tire	$6	$55	$49	$66
European Union Tire	58	85	130	192
Eastern Europe, Middle East and Africa Tire	59	49	102	96
Latin American Tire	83	77	185	164
Asia Pacific Tire	28	20	50	39

Total Tires	234	286	516	557
Engineered Products	33	30	62	51

Total Segment Operating Income	267	316	578	608
Rationalizations and asset sales	(34)	5	(73)	26
Accelerated depreciation charges	(45)	—	(47)	(1)
Interest expense	(104)	(101)	(207)	(203)
Foreign currency exchange	3	(5)	2	(11)
Minority interest in net income of subsidiaries	(11)	(33)	(23)	(54)
Financing fees and financial instruments	(10)	(63)	(20)	(89)
General and product liability — discontinued products	(4)	8	(9)	(4)
Recovery for insurance fire loss deductibles	—	12	—	14
Latin American legal matter	—	—	15	—
Environmental insurance settlement	—	19	—	20
Interest income	16	13	36	27
Intercompany profit elimination	(9)	4	(22)	(5)
Other	(15)	(21)	(25)	(39)

Income before Income Taxes	$54	$154	$205	$289

A legal matter was favorably resolved in Latin American Tire during the first quarter of 2006. As a result of the resolution, we recognized $15 million of income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Rationalizations and Asset Sales, as reported as Other (income) and expense on the Consolidated Statement of Income were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Rationalizations:
North American Tire	$2	$(5)	$2	$(9)
European Union Tire	13	—	39	(2)
Eastern Europe, Middle East and Africa Tire	3	—	9	—
Asia Pacific Tire	17	—	24	(2)
Engineered Products	(1)	—	2	—
Corporate	—	—	(1)	—

Total Rationalizations	$34	$(5)	$75	$(13)

Asset Sales:
North American Tire	$1	$(2)	$—	$(8)
European Union Tire	(1)	1	(2)	(4)
Eastern Europe, Middle East and Africa Tire	—	1	—	1
Corporate	—	—	—	(2)

Total Asset Sales	$—	$—	$(2)	$(13)

NOTE 10. ASSET ACQUISITION
In January 2006, we acquired the remaining 50% ownership interest in our South Pacific Tyres (SPT) joint venture from Ansell Limited. SPT is the largest tire manufacturer in Australia and New Zealand. In connection with the acquisition we paid Ansell approximately $40 million and repaid approximately $50 million of outstanding loans from Ansell to SPT. As a result of the acquisition, we recorded goodwill of approximately $16 million. The purchase price has been allocated on a preliminary basis, and we are in the process of completing the asset and pension valuations. We expect to finalize the allocation by the end of the third quarter of 2006. SPT has approximately 4,000 associates. SPT’s results have been consolidated in our financial statements since January 1, 2004. Assuming that the acquisition of the remaining 50% acquisition had occurred on January 1, 2005, the proforma impact to the Statement of Income is insignificant.
NOTE 11. CHANGE IN ESTIMATE
Effective April 1, 2006, we increased the estimated useful lives of our tire mold equipment for depreciation purposes. The change was due primarily to improved practices related to mold maintenance and handling in our tire manufacturing facilities and the completion of a review, in the second quarter of 2006, of current and forecasted product lives. The change resulted in a benefit to pretax income in the second quarter of 2006 of $3 million ($2 million after-tax or $0.01 per share) and a reduction to the cost of finished goods inventories at June 30, 2006, of $8 million, based on historical inventory turnover. We expect a benefit to pretax income for the full year 2006 of between $20 million to $25 million ($18 million to $22 million after-tax or $0.08 to $0.12 per share) as a result of this change. Prior periods have not been adjusted for this change.
NOTE 12. INCOME TAXES
For the first six months of 2006, we recorded tax expense of $129 million on income before income taxes and minority interest in net income of subsidiaries of $228 million. Included in this amount was a net tax benefit for the first six months of $7 million, which is primarily related to tax law changes that were enacted in the second quarter. For the first six months of 2005, we recorded tax expense of $152 million on income before income taxes and minority interest in net income of subsidiaries of $343 million. Included in this amount was a net tax charge of $6 million that is primarily related to the settlement of prior years’ tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assets. In 2006, no tax benefit could be recorded on the costs associated with certain rationalization plans, which significantly contributed to the higher effective tax rate from 2005 to 2006.
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$709	$18	$837	$—	$1,564
Restricted Cash	211	—	13	—	224
Accounts and Notes Receivable	1,095	231	2,140	—	3,466
Accounts and Notes Receivables from Affiliates	—	607	18	(625)	—
Inventories	1,511	351	1,561	(68)	3,355
Prepaid Expenses and Other Current Assets	119	13	133	7	272

Total Current Assets	3,645	1,220	4,702	(686)	8,881

Goodwill	—	32	459	189	680
Intangible Assets	134	32	66	(66)	166
Deferred Income Tax	—	35	69	—	104
Deferred Pension Costs and Other Assets	610	46	202	—	858
Investments in Subsidiaries	4,184	486	3,203	(7,873)	—
Properties and Plants	1,993	292	2,919	28	5,232

Total Assets	$10,566	$2,143	$11,620	$(8,408)	$15,921

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$595	$83	$1,387	$—	$2,065
Accounts Payable to Affiliates	625	—	—	(625)	—
Compensation and Benefits	1,252	100	404	—	1,756
Other Current Liabilities	462	11	221	—	694
United States and Foreign Taxes	86	6	316	(5)	403
Notes Payable and Overdrafts	—	—	225	—	225
Long Term Debt and Capital Leases due within one year	517	—	43	—	560

Total Current Liabilities	3,537	200	2,596	(630)	5,703

Long Term Debt and Capital Leases	3,817	1	704	—	4,522
Compensation and Benefits	2,614	148	1,174	—	3,936
Deferred and Other Noncurrent Income Taxes	83	3	218	8	312
Other Long Term Liabilities	293	8	94	—	395
Minority Equity in Subsidiaries	—	—	631	200	831

Total Liabilities	10,344	360	5,417	(422)	15,699

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,481	(5,098)	177
Capital Surplus	1,412	5	869	(874)	1,412
Retained Earnings	1,374	1,505	2,247	(3,752)	1,374
Accumulated Other Comprehensive Income (Loss)	(2,741)	(344)	(1,394)	1,738	(2,741)

Total Shareholders’ Equity	222	1,783	6,203	(7,986)	222

Total Liabilities and Shareholders’ Equity	$10,566	$2,143	$11,620	$(8,408)	$15,921

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,066	$35	$1,061	$—	$2,162
Restricted Cash	228	—	13	—	241
Accounts and Notes Receivable	1,137	238	1,783	—	3,158
Accounts and Notes Receivable from Affiliates	—	667	—	(667)	—
Inventories	1,290	270	1,340	(38)	2,862
Prepaid Expenses and Other Current Assets	107	11	119	8	245

Total Current Assets	3,828	1,221	4,316	(697)	8,668

Goodwill	—	32	409	196	637
Intangible Assets	100	35	58	(34)	159
Deferred Income Tax	—	35	67	—	102
Deferred Pension Costs and Other Assets	622	43	195	—	860
Investments in Subsidiaries	4,011	469	3,195	(7,675)	—
Properties and Plants	2,018	296	2,845	20	5,179

Total Assets	$10,579	$2,131	$11,085	$(8,190)	$15,605

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$595	$73	$1,271	$—	$1,939
Accounts Payable to Affiliates	595	—	72	(667)	—
Compensation and Benefits	1,310	101	362	—	1,773
Other Current Liabilities	483	11	177	—	671
United States and Foreign Taxes	65	31	297	—	393
Notes Payable and Overdrafts	—	—	217	—	217
Long Term Debt and Capital Leases due within one year	338	—	110	—	448

Total Current Liabilities	3,386	216	2,506	(667)	5,441

Long Term Debt and Capital Leases	4,118	1	623	—	4,742
Compensation and Benefits	2,592	149	1,087	—	3,828
Deferred and Other Noncurrent Income Taxes	86	5	206	7	304
Other Long Term Liabilities	324	9	93	—	426
Minority Equity in Subsidiaries	—	—	606	185	791

Total Liabilities	10,506	380	5,121	(475)	15,532

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,299	(4,916)	177
Capital Surplus	1,398	5	869	(874)	1,398
Retained Earnings	1,298	1,483	2,226	(3,709)	1,298
Accumulated Other Comprehensive Income (Loss)	(2,800)	(354)	(1,430)	1,784	(2,800)

Total Shareholders’ Equity	73	1,751	5,964	(7,715)	73

Total Liabilities and Shareholders’ Equity	$10,579	$2,131	$11,085	$(8,190)	$15,605

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Three Months Ended June 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,333	$582	$4,134	$(1,907)	$5,142

Cost of Goods Sold	2,132	516	3,557	(1,955)	4,250
Selling, Administrative and General Expense	254	51	388	—	693
Rationalizations	1	1	32	—	34
Interest Expense	97	10	47	(50)	104
Other (Income) and Expense	(57)	(2)	(44)	99	(4)
Minority Interest in Net Income of Subsidiaries	—	—	11	—	11

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(94)	6	143	(1)	54
United States and Foreign Taxes on Income (Loss)	14	(6)	47	(3)	52
Equity in (Earnings) Loss of Subsidiaries	(110)	4	—	106	—

NET INCOME (LOSS)	$2	$8	$96	$(104)	$2

	Three Months Ended June 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,388	$557	$4,325	$(2,278)	$4,992

Cost of Goods Sold	2,091	490	3,675	(2,311)	3,945
Selling, Administrative and General Expense	301	46	398	1	746
Rationalizations	(1)	—	(4)	—	(5)
Interest Expense	87	9	44	(39)	101
Other (Income) and Expense	(26)	(1)	(32)	77	18
Minority Interest in Net Income of Subsidiaries	—	—	33	—	33

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(64)	13	211	(6)	154
United States and Foreign Taxes on Income (Loss)	(2)	9	79	(1)	85
Equity in (Earnings) Loss of Subsidiaries	(131)	(12)	—	143	—

NET INCOME (LOSS)	$69	$16	$132	$(148)	$69

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Six Months Ended June 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,634	$1,142	$8,239	$(4,017)	$9,998

Cost of Goods Sold	4,175	1,002	7,055	(4,083)	8,149
Selling, Administrative and General Expense	514	99	758	—	1,371
Rationalizations	2	1	72	—	75
Interest Expense	191	19	90	(93)	207
Other (Income) and Expense	(115)	(2)	(104)	189	(32)
Minority Interest in Net Income of Subsidiaries	—	—	23	—	23

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(133)	23	345	(30)	205
United States and Foreign Taxes on Income (Loss)	16	—	118	(5)	129
Equity in (Earnings) Loss of Subsidiaries	(225)	(2)	—	227	—

NET INCOME (LOSS)	$76	$25	$227	$(252)	$76

	Six Months Ended June 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,662	$1,086	$8,555	$(4,544)	$9,759

Cost of Goods Sold	4,135	954	7,281	(4,606)	7,764
Selling, Administrative and General Expense	571	94	772	(5)	1,432
Rationalizations	(4)	—	(9)	—	(13)
Interest Expense	176	18	100	(91)	203
Other (Income) and Expense	(69)	(2)	(74)	175	30
Minority Interest in Net Income of Subsidiaries	—	—	54	—	54

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(147)	22	431	(17)	289
United States and Foreign Taxes on Income (Loss)	(9)	12	150	(1)	152
Equity in (Earnings) Loss of Subsidiaries	(275)	(24)	—	299	—

NET INCOME (LOSS)	$137	$34	$281	$(315)	$137

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(105)	$(13)	$7	$(92)	$(203)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(112)	(6)	(151)	—	(269)
Asset dispositions	1	—	5	(2)	4
Asset acquisitions	(39)	—	(5)	3	(41)
Decrease in restricted cash	17	—	—	—	17
Other transactions	—	—	(2)	2	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(133)	(6)	(153)	3	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	—	1	85	—	86
Short term debt and overdrafts paid	(40)	—	(76)	—	(116)
Long term debt incurred	—	—	46	—	46
Long term debt paid	(83)	—	(77)	—	(160)
Other transactions	4	—	(93)	89	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(119)	1	(115)	89	(144)

Effect of exchange rate changes on cash and cash equivalents	—	1	37	—	38

Net Change in Cash and Cash Equivalents	(357)	(17)	(224)	—	(598)

Cash and Cash Equivalents at Beginning of the Period	1,066	35	1,061	—	2,162

Cash and Cash Equivalents at End of the Period	$709	$18	$837	$—	$1,564

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$65	$(26)	$101	$(86)	$54

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(86)	(6)	(141)	(4)	(237)
Asset dispositions	18	1	7	(7)	19
Asset acquisitions	—	—	(7)	7	—
Increase in restricted cash	(67)	—	—	—	(67)
Other transactions	8	(1)	(95)	106	18

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(127)	(6)	(236)	102	(267)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	13	2	125	—	140
Short term debt and overdrafts paid	—	—	(72)	—	(72)
Long term debt incurred	1,922	—	382	—	2,304
Long term debt paid	(1,970)	(1)	(405)	—	(2,376)
Other transactions	(64)	—	5	(16)	(75)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(99)	1	35	(16)	(79)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(50)	—	(51)

Net Change in Cash and Cash Equivalents	(161)	(32)	(150)	—	(343)

Cash and Cash Equivalents at Beginning of the Period	1,004	50	901	—	1,955

Cash and Cash Equivalents at End of the Period	$843	$18	$751	$—	$1,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products. We have a broad global footprint with 102 manufacturing facilities in 29 countries and we manufacture and sell tires and other products under a variety of well known and recognizable brand names including Goodyear, our flagship brand, as well as Dunlop, Kelly, Fulda, Debica, and Sava. We operate our business through six operating segments: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire; and Engineered Products.
          In the second quarter and six months ended June 30, 2006, we recorded net income of $2 million and $76 million, respectively, compared to net income of $69 million and $137 million in the comparable periods of 2005. In addition, in the second quarter and first six months of 2006 our total segment operating income was $267 million and $578 million, respectively, compared to $316 million and $608 million in the comparable periods of 2005. See “Results of Operations — Segment Information” for additional information. Our performance in the second quarter was adversely impacted by continued increases in raw material costs and lower demand for consumer replacement tires.
          In North American Tire, segment operating income decreased from $55 million in the second quarter of 2005 to $6 million in the second quarter of 2006 as efforts to improve price and product mix were insufficient to offset increases in raw material costs and conversion costs. Also impacting results was a reduction in unit volume of 8% as well as the impact of the divestitures in 2005. The reduction in unit volume was primarily the result of a lower industry-wide demand for consumer replacement tires. Despite the overall weakness in the consumer replacement market, we continued to increase sales in the higher margin segment of the market with our premium branded tires.
          European Union Tire segment operating income fell to $58 million in the second quarter of 2006 from $85 million in the prior year comparable period primarily due to increased raw material costs and higher conversion costs. While consumer replacement demand in the region was soft, we continued to make progress on our strategy to focus on building momentum in the higher margin segment of the market. While replacement volume increased, a decline in OE unit volume drove an overall reduction in tire unit sales.
          Other developments in the second quarter include:
•	Capacity Rationalizations. In the second quarter, we continued to make progress on our plan to reduce high-cost manufacturing capacity with the proposal to close a tire facility in Upper Hutt, New Zealand. When complete, the closure of the facility is expected to generate annual cost savings of approximately $15 million for our Asia Pacific segment. We also announced restructuring actions in European Union Tire that are expected to eliminate more than 150 positions and create annual savings in selling, administrative and general expenses in excess of $10 million.

•	Exit of certain private label lines. As part of our strategy to be more selective in our private label business, we announced our plan to exit certain segments in North America. The action affects approximately 10 private label brands that are sold by a small number of wholesale customers to tire retailers. In 2005, this segment of the private label business represented approximately $300 million in sales and about eight million units manufactured in five North American plants, or approximately one-third of our private label position overall. The action will require a corresponding reduction in tire manufacturing capacity in North America.
          Challenges we continue to face include:
•	Rising raw material costs. Globally, rising raw material costs continue to challenge the tire industry. In the second quarter, our raw material costs increased approximately 16%. We expect this trend to continue for the remainder of the year. As a company, we were unable to offset these increases with pricing actions and improved mix

•	Union contract negotiations. On July 22, 2006, our master collective bargaining agreement with the United Steelworkers of America (“USW”), which covers about 12,800 employees in the United States, expired. We are in the process of negotiating a new agreement with the USW and are currently operating under a day-to-day extension of the expired contract. If we are unable to reach an agreement with the USW regarding the terms of a new collective bargaining agreement, we may be subject to work interruptions or stoppages that could result in a significant disruption of our North American manufacturing operations, which could have a material adverse effect on our business, financial position and results of operations.

•	Pension funding requirements. Legislation pending before Congress could reduce the amount we will be required to contribute to our domestic pension plans in 2006 to between $550 million to $600 million. Without the legislation, we estimate our required contribution will be between $700 million and $750 million. Assuming passage of legislation and the application of higher discount rates, we currently expect that the unfunded amount of the projected benefit obligations for our pension plans will decrease to approximately $2.2 billion by year end from approximately $3.0 billion at December 31, 2005. In the event of such a reduction, we would expect our pension expense to decrease in 2007 by between $50 million to $60 million, most of which would benefit North American Tire.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2006 and 2005
Net sales in the second quarter of 2006 were $5,142 million, increasing $150 million or 3% from $4,992 million in the 2005 second quarter. Net income of $2 million, or $0.01 per diluted share, was recorded in the 2006 second quarter compared to $69 million, or $0.34 per diluted share, in the second quarter of 2005.
          Net sales in the second quarter of 2006 were favorably impacted by price and product mix of approximately $242 million, mainly in North American Tire, approximately $82 million in other tire related businesses, primarily related to North American Tire’s chemical and T&WA businesses, and favorable translation impact of approximately $59 million, primarily in the European Union and Latin American Tire Segments. These were offset by decreased volume of approximately $164 million, primarily in North American Tire, and approximately a $72 million decrease in sales related to 2005 North American Tire divestitures.
          Worldwide tire unit sales in the second quarter of 2006 were 54.0 million units, a decrease of 2.4 million units, or 4.1% compared to the 2005 period. The change was driven by a decrease of 1.5 million units, or 4.3%, in consumer replacement units, primarily in North American Tire. North American Tire volume decreased 2.0 million units, or 7.8%, which included a 0.3 million unit decline due to the Farm Tire divestiture in 2005. International unit sales also decreased 0.4 million units or 1.2%.
          Cost of goods sold (CGS) in the second quarter of 2006 was $4,250 million, an increase of $305 million, or 8% compared to $3,945 million in the second quarter 2005, while increasing as a percentage of sales to 83% from 79% in the 2005 period. CGS in the second quarter of 2006 increased due to higher raw material costs of approximately $210 million, product mix-related cost increases of approximately $66 million, mostly related to North American and European Union Tire, approximately $79 million of increased costs related to other tire related businesses and approximately $69 million of higher conversion costs, primarily in North American Tire. CGS was also negatively impacted by approximately $45 million of accelerated depreciation related to the closure of the Washington, United Kingdom facility, and unfavorable foreign currency translation of approximately $36 million, primarily in Europe. Lower volume, primarily in North American Tire, and divestitures in 2005 reduced CGS approximately $136 million and $56 million, respectively. Rationalization plans also created additional savings of approximately $6 million in 2006.
          Selling, administrative and general expense (SAG) was $693 million in the second quarter of 2006, compared to $746 million in 2005, a decrease of $53 million or 7%. The decrease was driven primarily by lower advertising expenses of approximately $14 million, mainly in Europe and North America, lower general and product liability expenses of approximately $16 million, and approximately $6 million in lower bad debt expenses, including recoveries of approximately $3 million. Additional savings from rationalization plans of approximately $4 million and lower wages and benefits of approximately $9 million favorably impacted SAG. Included in wages and benefits was approximately $7 million of stock compensation expense. Unfavorably impacting SAG was approximately $9 million of foreign currency translation. SAG as a percentage of sales was 14% in the second quarter 2006, compared to 15% in the 2005 period.

          Other (income) and expense was $4 million of income in the 2006 second quarter, an increase of $22 million, compared to $18 million of expense in the 2005 second quarter. The increase was primarily related to $53 million in lower financing fee expenses which included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005 and $6 million of higher fee levels in the 2005 period. Also, the second quarter of 2005 includes a $19 million gain from an insurance settlement with certain insurance companies related to environmental coverage and a gain of $12 million related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at the facility.
          Minority interest in net income of subsidiaries for the three months ended June 30, 2006 is $11 million, a decrease of $22 million or 67%. The decrease is primarily related to an $18 million decrease in minority expenses related to GDTE.
          For the second quarter of 2006, we recorded tax expense of $52 million on income before income taxes and minority interest in net income of subsidiaries of $65 million. Included in tax expense for the second quarter of 2006 was a net tax benefit of $5 million, which is related to tax law changes that were enacted in the second quarter. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the second quarter of 2005, we recorded tax expense of $85 million on income before income taxes and minority interest in net income of subsidiaries of $187 million. Included in tax expense for the second quarter of 2005 was a net tax charge of $7 million primarily related to the settlement of prior years tax liabilities.
          Effective April 1, 2006, we increased the estimated useful lives of our tire mold equipment for depreciation purposes. The change resulted in a $3 million benefit in the second quarter. We expect a benefit for the full year of 2006 to be between $20 million and $25 million ($18 million to $22 million after-tax or $0.08 to $0.12 per share) as a result of this change.
Rationalization Activity
In the second quarter of 2006, we proposed a plan to close our Asia Pacific Tire Segment’s Upper Hutt, New Zealand passenger tire manufacturing facility. Additional restructuring actions in the second quarter consisted of actions to reduce selling, administrative and general expense through headcount reductions in the North American Tire and European Union Tire Segments.
          During the second quarter of 2006, $34 million of net charges were recorded. New charges of $36 million were comprised of $34 million for plans initiated in 2006 and $2 million for plans initiated in the fourth quarter of 2005. The $34 million of charges for plans initiated in 2006 include $30 million of associate severance costs and $4 million primarily for non-cancelable lease costs. The second quarter includes the reversal of $2 million of reserves for rationalization actions no longer needed for their originally-intended purposes. Approximately 2,230 associates will be released under programs initiated in 2006, of which 380 were released by June 30, 2006.
          In the second quarter of 2006, $16 million was incurred primarily for associate severance payments and $4 million primarily for non-cancelable lease costs.
          During the second quarter of 2005, $5 million of reserves were reversed for rationalization actions no longer needed for their originally-intended purposes. These reversals primarily consisted of associate-related costs related to a 2003 plant closure in the North American Tire Segment.
          Additional rationalization charges of $12 million related to the rationalization plans initiated in the second quarter of 2006 have not yet been recorded and are expected to be incurred and recorded during the next twelve months. As a result of our closure of the Washington passenger tire manufacturing facility in the first quarter, approximately $45 million of accelerated depreciation was recorded in the second quarter of 2006.
          Upon completion of the second quarter 2006 plans, we estimate that annual operating costs will be reduced by approximately $27 million (approximately $11 million SAG and approximately $16 million CGS).
          For further information, refer to the Note 2, Costs Associated with Rationalization Programs.

Six Months Ended June 30, 2006 and 2005
Net sales in the first six months of 2006 were $9,998 million, increasing $239 million or 2% from $9,759 million in the first six months of 2005. Net income of $76 million, or $0.40 per diluted share, was recorded in the first six months of 2006 compared to $137 million, or $0.69 per diluted share, in the first six months of 2005.
          Net sales in the first six months of 2006 were favorably impacted by price and product mix of approximately $508 million and by approximately $172 million in other tire related businesses primarily in North American Tire. These were offset by decreased volume of approximately $278 million, primarily in North American Tire, approximately $15 million of foreign currency translation and approximately $151 million of sales related to 2005 North American Tire divestitures.
          Worldwide tire unit sales in the first six months of 2006 were 108.0 million units, a decrease of 4.3 million units, or 3.8% compared to the 2005 period. The change was driven by a decrease of 3.5 million units, or 4.9%, in consumer replacement units, primarily in North American Tire. North American Tire volume decreased 3.7 million units, or 7.2%, which included a 0.6 million unit decline due to the Farm Tire divestiture. Further, international unit sales decreased 0.6 million units or 1.0%.
          Cost of goods sold (CGS) in the first six months of 2006 was $8,149 million, an increase of $385 million, or 5% compared to $7,764 million in the first six months of 2005, while increasing as a percentage of sales to 82% from 80% in the 2005 period. CGS in the first six months of 2006 increased due to higher raw material costs of approximately $389 million, product mix-related cost increases of approximately $171 million, mostly related to North American Tire and European Union Tire, and approximately $144 million of increased costs related to other tire related businesses. Also unfavorably impacting CGS was approximately $87 million of higher conversion costs mainly in North American Tire and European Union Tire Segments and approximately $45 million of accelerated depreciation related to the closure of the Washington, United Kingdom facility. Lower volume, primarily in North American Tire, and divestitures in 2005 reduced CGS approximately $234 million and $123 million, respectively. Also reducing CGS was foreign currency translation of approximately $34 million, primarily in Europe, a pension plan curtailment gain in Brazil of approximately $15 million, approximately $36 million related to favorable settlements with certain raw material suppliers and approximately $9 million in savings from rationalization plans.
          Selling, administrative and general expense (SAG) was $1,371 million in the first six months of 2006, compared to $1,432 million in 2005, a decrease of $61 million or 4%. The decrease was driven primarily by lower advertising expenses of approximately $31 million, primarily in Europe, favorable foreign currency translation of approximately $10 million and lower general and product liability expenses of approximately $10 million. SAG in 2006 benefited from approximately $5 million in savings from rationalization programs and lower wage and benefit expenses of approximately $4 million, including the stock compensation expense of approximately $10 million. SAG as a percentage of sales was 14% in the first six months of 2006, compared to 15% in the 2005 period.
          Other (income) and expense was $32 million of income for the six months of 2006, an increase of $62 million, compared to $30 million of expense for the six months of 2005. The improvement was related to $15 million of income resulting from the favorable resolution of a legal matter in Latin American Tire and $69 million in lower financing fee expenses. The 2005 financing fees included $47 million of debt issuance costs written-off in connection with our refinancing activities during the second quarter of 2005 and $22 million of higher fee levels. The 2005 period also includes a $20 million gain from an insurance settlement with certain insurance companies related to environmental coverage and a gain of $14 million related to a 2004 fire at a company facility in Germany. The gain represents insurance recoveries in excess of the net book value of assets destroyed and clean-up expenses incurred by us at the facility.
          Minority interest in net income of subsidiaries for the six months ended June 30, 2006 is $23 million, a decrease of $31 million or 57%. The decrease is primarily related to a $28 million decrease in minority expenses related to GDTE.
          For the first six months of 2006, we recorded tax expense of $129 million on income before income taxes and minority interest in net income of subsidiaries of $228 million. Included in tax expense for the first six months was a net tax benefit of $7 million, which is primarily related to tax law changes that were enacted in the second quarter. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first six months of 2005, we recorded tax expense of

$152 million on income before income taxes and minority interest in net income of subsidiaries of $343 million. Included in tax expense for the first six months was a net tax charge of $6 million primarily related to the settlement of prior years tax liabilities.
Rationalization Activity
For the first six months of 2006, $75 million of net charges were recorded. New charges of $78 million were comprised of $75 million for plans initiated in 2006 and $3 million for plans initiated in 2005 for associate-related costs. The $75 million of new charges for 2006 plans consist of $69 million of associate-related costs and $6 million primarily for non-cancelable lease costs. The first six months of 2006 includes the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes.
          For the first six months of 2005, $13 million of net reserves were reversed, which included reversals of $15 million for reserves from rationalization actions no longer needed for their originally-intended purpose, partially offset by charges related to plans initiated in 2004 of $2 million. The $15 million in reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier.
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
          Total segment operating income was $267 million in the second quarter of 2006, decreasing from $316 million in the second quarter of 2005. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2006 was 5.2%, compared to 6.3% in the second quarter of 2005.
          In the first six months of 2006, total segment operating income was $578 million, decreasing from $608 million in the first six months of 2005. Total segment operating margin (total segment operating income divided by segment sales) in the first six months of 2006 was 5.8%, compared to 6.2% in the first six months of 2005.
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

North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	23.3	25.3	(2.0)	(7.8)%	46.9	50.6	(3.7)	(7.2)%
Net Sales	$2,340	$2,296	$44	2%	$4,579	$4,434	$145	3%
Segment Operating Income	6	55	(49)	(89)%	49	66	(17)	(26)%
Segment Operating Margin	0.3%	2.4%			1.1%	1.5%
Three Months Ended June 30, 2006 and 2005
North American Tire unit sales in the 2006 second quarter decreased 2.0 million units or 7.8% from the 2005 period. The decrease was primarily related to a decline in consumer replacement volume of 1.7 million units or 10.7% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment, partially offset by increased share of our higher value branded products. Unit sales also decreased 0.3 million units due to the Farm Tire divestiture.
          Net sales increased $44 million or 2% in the second quarter of 2006 from the 2005 period due primarily to favorable price and product mix of approximately $125 million, increased chemical and other tire related business’ sales of approximately $78 million, and favorable foreign currency translation of approximately $9 million. Lower volume and divestitures in 2005 reduced sales approximately $95 million and $72 million, respectively.
          Operating income decreased $49 million or 89% in the second quarter of 2006 from the 2005 period. The 2006 period was unfavorably impacted by increased raw material costs of approximately $98 million and increased conversion costs of $43 million which includes approximately $8 million of costs associated with reduced production. Divestitures in 2005 and lower volume also unfavorably impacted operating income by $14 million and $11 million, respectively. These costs were offset in part by favorable price and product mix of approximately $91 million and lower SAG expenses of $34 million, primarily due to approximately $16 million of lower general and product liability expenses.
          Operating income did not include second quarter rationalization net charges of $2 million in 2006 and net reversals of $5 million in 2005. Operating income also did not include second quarter losses on asset sales of $1 million in 2006 and net gains of $2 million in 2005.
Six Months Ended June 30, 2006 and 2005
North American Tire unit sales in the first six months of 2006 decreased 3.7 million units or 7.2% from the 2005 period. The decrease was primarily related to a decline in consumer replacement volume of 3.1 million units or 9.6% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment, partially offset by increased share of our higher value branded products. Unit sales also decreased 0.6 million units due to the Farm Tire divestiture.
          Net sales increased $145 million or 3% in the first six months of 2006 from the 2005 period due primarily to favorable price and product mix of approximately $267 million, increased chemical and other tire related business’ sales of approximately $186 million, and translation of $15 million. Lower volume and divestitures in 2005 reduced sales approximately $173 million and $151 million, respectively.
          Operating income decreased $17 million or 26% in the first six months of 2006 from the 2005 period. Favorable price and product mix of approximately $177 million, favorable SAG expenses of $33 million, which includes $10 million of reduced general and product liability expenses and $4 of savings from rationalization plans, approximately $21 million of favorable settlements with certain raw material suppliers, and increases in chemical and other tire related businesses of approximately $20 million. The 2006 period was unfavorably impacted by increased raw material costs of approximately $172 million, lower volume of approximately $19 million and increased conversion costs of approximately $49 million, which includes approximately $8 million of costs related to the reduced production during the second quarter. Divestitures in 2005 also reduced operating income by $25 million.
          Operating income for the first six months did not include rationalization net charges of $2 million in 2006 and net reversals of $9 million in 2005. Operating income also did not include gains on asset sales of $8 million in the first six months of 2005.
European Union Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	15.7	15.9	(0.2)	(1.1)%	31.3	31.9	(0.6)	(1.9)%
Net Sales	$1,250	$1,178	$72	6%	$2,384	$2,376	$8	—%
Segment Operating Income	58	85	(27)	(32)%	130	192	(62)	(32)%
Segment Operating Margin	4.6%	7.2%			5.5%	8.1%
Three Months Ended June 30, 2006 and 2005
European Union Tire segment unit sales in the 2006 second quarter decreased 0.2 million units or 1.1% from the 2005 period. OE volume decreased 0.4 million units or 8.2%, which is primarily market and strategy driven, while replacement volume increased 0.2 million units or 2.1%.
          Net sales in the second quarter of 2006 increased $72 million or 6% compared to the second quarter of 2005. Favorably impacting the 2006 period was improved price and product mix of approximately $56 million driven by price increases to offset higher raw material costs. Foreign currency translation of approximately $28 million also favorably impacted the period. Lower sales volume of approximately $13 million, due primarily to decreased sales in the consumer OE market unfavorably impacted the period.
          For the second quarter of 2006, operating income decreased $27 million or 32% compared to 2005 due to higher raw material costs of approximately $48 million, higher conversion costs of approximately $20 million, mainly due to increased energy costs and lower production levels, and by approximately $4 million in lower sales volume. Partially offsetting these increased costs were continued improvement in price offset in part by unfavorable product mix of approximately $22 million and favorable SAG expenses of approximately $25 million due to decreased advertising.
          Operating income in the second quarter of 2006 did not include approximately $45 million of accelerated depreciation related to the closure of the Washington, United Kingdom facility, and rationalization net charges of $13 million. Operating income also did not include second quarter net gains on asset sales of $1 million in 2006 and net losses of $1 million in 2005.
Six Months Ended June 30, 2006 and 2005
European Union Tire segment unit sales in the first six months of 2006 decreased 0.6 million units or 1.9% from the 2005 period. Replacement unit sales decreased 0.1 million units or 0.5% while OE volume decreased 0.5 million units or 5.3%.
          Net sales in the first six months of 2006 increased $8 million compared to the first six months of 2005. Price and product mix improved by approximately $138 million driven by price increases to offset higher raw material costs. Unfavorably impacting the 2006 period was foreign currency translation of approximately $70 million, lower sales volume of approximately $41 million, largely due to lower OE volume in the consumer market, and lower sales in other tire related businesses of approximately $20 million.
          For the first six months of 2006, operating income decreased $62 million or 32% compared to 2005 due to higher raw material costs of approximately $88 million in the first quarter of 2006 compared to 2005. Operating income was also adversely affected by approximately $34 million of higher conversion costs due to increased energy costs and lower production levels, approximately $10 million in lower sales volume and approximately $5 million of unfavorable currency translation. Operating income was also adversely impacted by higher transportation costs of approximately $3 million and decreased other tire related businesses of approximately $4 million. Continued improvement in price and product mix of approximately $55 million, favorable SAG expenses of approximately $31 million due to decreased advertising and approximately $6 million of favorable settlements with certain raw material suppliers partially offset these adverse factors.
          Operating income in the first six months of 2006 did not include accelerated depreciation related to the closure of the Washington, United Kingdom facility of $45 million. Operating income also did not include rationalization net charges of $39 million and net reversals of $2 million in 2005. Finally, operating income did not include in the first six months net gains on asset sales of $2 million in 2006 and $4 million in 2005.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	5.0	4.7	0.3	7.6%	9.7	9.5	0.2	1.9%
Net Sales	$384	$342	$42	12%	$723	$682	$41	6%
Segment Operating Income	59	49	10	20%	102	96	6	6%
Segment Operating Margin	15.4%	14.3%			14.1%	14.1%
Three Months Ended June 30, 2006 and 2005
Eastern Europe, Middle East and Africa Tire unit sales in the 2006 second quarter increased 0.3 million units or 7.6% from the 2005 period. Replacement unit sales increased 0.4 million units or 10.8% primarily due to changes in market seasonality in Central Europe, with an offset in OE unit sales of 0.1 million units or 4.3%.
          Net sales increased $42 million or 12% in the 2006 second quarter compared to 2005. Favorably impacting the quarter was approximately $20 million of improved volume, and approximately $14 million of price and mix, due to price increases to recover high raw material costs and favorable product mix due to continued growth of high performance tire and premium brand sales. Also favorably impacting sales were improvements in other tire related businesses of approximately $5 million and foreign currency translation of approximately $3 million.
          Operating income in the 2006 second quarter increased $10 million or 20% from the second quarter 2005. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $11 million, increased volume of $5 million and lower research and development and favorable translation of approximately $5 million. Negatively impacting the 2006 period were higher raw material costs of approximately $14 million.
          Operating income did not include second quarter rationalization net charges of $3 million in 2006. Also, operating income did not include losses on the sale of assets of $1 million in the second quarter of 2005.
Six Months Ended June 30, 2006 and 2005
Eastern Europe, Middle East and Africa Tire unit sales in the first six months of 2006 increased 0.2 million units or 1.9% from the 2005 period. Replacement unit sales increased 0.2 million units or 2.1% due primarily to changes in market seasonality in Central Europe.
          Net sales increased $41 million or 6% in the first six months of 2006 compared to 2005. Price and mix increased approximately $28 million in the period, mainly due to price increases to recover high raw material costs and favorable product mix due to continued growth of high performance tire and premium brand sales. Improved volume of approximately $11 million also favorably impacted sales for the six months in 2006.
          Operating income in the first six months of 2006 increased $6 million or 6% from the 2005 period. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $21 million, approximately $8 million primarily related to reduced research and development expenses, and increased volume of $6 million. Partially offsetting these were higher raw material costs of approximately $27 million.
          Operating income did not include rationalization net charges of $9 million in the first six months of 2006. Also, operating income for the first six months did not include losses on asset sales of $1 million in 2005.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	5.0	5.4	(0.4)	(6.3)%	10.4	10.4	—	—%
Net Sales	$387	$381	$6	2%	$783	$729	$54	7%
Segment Operating Income	83	77	6	8%	185	164	21	13%
Segment Operating Margin	21.4%	20.2%			23.6%	22.5%
Three Months Ended June 30, 2006 and 2005
Latin American Tire unit sales in the 2006 second quarter decreased 0.4 million units or 6.3% from the 2005 period. Replacement unit sales decreased 0.4 million units or 10.3% due to overall market declines as well as competitive pricing in the region.
          Net sales in the 2006 second quarter increased $6 million or 2% from the 2005 period. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $15 million and favorable price and mix of approximately $12 million. Partially offsetting these is decreased volume of approximately $23 million primarily in the consumer and commercial replacement businesses.
          Operating income in the second quarter of 2006 increased $6 million or 8% from the same period in 2005. Operating income was favorably impacted by price and mix of $22 million and currency translation of approximately $11 million. Negatively impacting operating income was increased raw material costs of approximately $19 million and decreased volume of approximately $7 million.
Six Months Ended June 30, 2006 and 2005
Latin American Tire unit sales in the first six months of 2006 were comparable with 2005. Replacement unit sales decreased 0.3 million units or 4.4% which was offset by the increase in OE volume of 0.3 million units or 10.5%.
          Net sales in the first six months of 2006 increased $54 million or 7% from the 2005 period. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $47 million and improved price and mix of approximately $8 million.
          Operating income in the first six months of 2006 increased $21 million or 13% from the same period in 2005. Operating income was favorably impacted by currency translation of approximately $33 million, a pension plan curtailment gain of approximately $17 million, and approximately $19 million in improved price and mix. Increased raw material costs of approximately $47 million negatively impacted operating income compared to the 2005 period.

Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	5.0	5.1	(0.1)	(3.9)%	9.7	9.9	(0.2)	(1.6)%
Net Sales	$377	$368	$9	2%	$730	$709	$21	3%
Segment Operating Income	28	20	8	40%	50	39	11	28%
Segment Operating Margin	7.4%	5.4%			6.8%	5.5%
Three Months Ended June 30, 2006 and 2005
Asia Pacific Tire unit sales in the 2006 second quarter decreased 0.1 million units or 3.9% from the 2005 period. Replacement unit sales decreased 0.2 million units or 7.0% and OE volume increased 0.1 million units or 3.3%.
          Net sales in the 2006 second quarter increased $9 million or 2% compared to the 2005 period due to favorable price and product mix of approximately $22 million, which was partially offset by decreased volume of approximately $11 million and unfavorable impact of foreign currency translation of approximately $2 million.
          Operating income in the second quarter of 2006 increased $8 million or 40% compared to the 2005 period due to improved price and product mix of approximately $27 million. Unfavorably impacting operating income was approximately $21 million of increased raw material costs.
          Operating income did not include second quarter rationalization net charges of $17 million in 2006.
Six Months Ended June 30, 2006 and 2005
Asia Pacific Tire unit sales in the first six months of 2006 decreased 0.2 million units or 1.6% from the 2005 period. Replacement unit sales decreased 0.4 million units or 5.3% and OE volume increased 0.2 million units or 6.9%.
          Net sales in the first six months of 2006 increased $21 million or 3% compared to the 2005 period due to favorable price and product mix of approximately $43 million. This was offset in part by unfavorable foreign currency translation of $14 million and decreased volume of approximately $9 million.
          Operating income in the first six months of 2006 increased $11 million or 28% compared to the 2005 period due to improved price and product mix of approximately $51 million and approximately $2 million in favorable settlements with certain raw material suppliers. Unfavorably impacting operating income was approximately $38 million of increased raw material costs and approximately $6 million of higher SAG costs due to development of our branded retail and global sourcing infrastructure in China.
          Operating income did not include rationalization net charges of $24 million in 2006 and net reversals of $2 million in 2005.
          See Note 10, Asset Acquisition for a discussion of the acquisition of the remaining interest in SPT in January 2006.

Engineered Products

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Net Sales	$404	$427	($23)	(5)%	$799	$829	($30)	(4)%
Segment Operating Income	33	30	3	10%	62	51	11	22%
Segment Operating Margin	8.2%	7.0%			7.8%	6.2%
Three Months Ended June 30, 2006 and 2005
Engineered Products sales decreased $23 million or 5% in the second quarter of 2006 from 2005 due to decreased volume of approximately $42 million, related to anticipated declines in military sales, offset partially by higher sales in the industrial channel. Positively impacting sales were improved price and mix of approximately $13 million and the favorable effect of currency translation of approximately $6 million.
          Operating income increased $3 million or 10% in the second quarter of 2006 compared to the 2005 period due primarily to improved price and mix of approximately $13 million and approximately $3 million related to bad debt recoveries. Operating income was negatively impacted by higher raw material costs of approximately $11 million.
          Operating income in the second quarter of 2006 did not include net rationalization reversals of $1 million.
Six Months Ended June 30, 2006 and 2005
Engineered Products sales decreased $30 million or 4% in the first six months of 2006 from 2005 due to decreased volume of approximately $64 million, related to anticipated declines in military sales, offset partially by higher sales in the industrial channel. Positively impacting sales were improved price of approximately $24 million and the favorable effect of currency translation of approximately $11 million.
          Operating income increased $11 million or 22% in the first six months of 2006 compared to the 2005 period due primarily to improved price and mix of approximately $24 million, lower conversion costs of approximately $7 million and approximately $6 million in favorable settlements with certain raw material suppliers. Also favorably impacting operating income was approximately $2 million related to a pension plan curtailment gain in Brazil, approximately $2 million in reduced SAG expenses and approximately $2 million in favorable foreign currency translation. Operating income was negatively impacted by higher raw material costs of approximately $22 million, and approximately $12 million of lower volume primarily in the military channel.
          Operating income in the first six months of 2006 did not include net rationalization charges of $2 million.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, we had $1,564 million in cash and cash equivalents as well as $1,679 million of unused availability under our various credit arrangements, compared to $2,162 million and $1,677 million at December 31, 2005, respectively. Cash and cash equivalents decreased primarily due to payments of debt maturities and funding of seasonal working capital. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At June 30, 2006, cash balances totaling $224 million were subject to such restrictions, compared to $241 million at December 31, 2005.

OPERATING ACTIVITIES
Cash used in operating activities was $203 million in the first six months of 2006, compared to cash provided by operating activities of $54 million in the comparable prior year period, a decrease of $257 million. The decrease in operating cash flows was driven by lower insurance recoveries of $144 million and lower net income of $61 million, as well as higher pension contributions of $61 million.
INVESTING ACTIVITIES
Cash used in investing activities of $289 million increased $22 million from the first six months of 2005. The increase was primarily the result of acquisitions of $41 million and $32 million in additional capital expenditures. Capital expenditures are expected to be approximately $720 million in 2006. This estimate includes expenditures for capitalized software of approximately $55 million, which are included in capital expenditures in our Consolidated Statements of Cash Flows, but are not treated as capital expenditures under our credit agreements.
          In 2005, we revised the classification for certain items, including changes in restricted cash, in our Consolidated Statements of Cash Flows. Restricted cash is presented as an investing activity.
FINANCING ACTIVITIES
Net cash used in financing activities was $144 million in the first six months of 2006. Cash was used primarily for the repayment of our 5 3/8% Swiss franc bonds due 2006, which totaled $82 million net of a related currency exchange agreement. We also used cash totaling approximately $50 million for the repayment of outstanding loans from Ansell to SPT in connection with our acquisition of Ansell’s interest in SPT in January 2006. Net cash used in financing activities in the first six months of 2005 was $79 million, and was primarily related to a net repayment of debt in conjunction with our April 8, 2005 refinancing, the issuance of $400 million in senior notes due in 2015 and the repayment of our 6 3/8% Euro Notes due in 2005.
Credit Sources
In aggregate, we had credit arrangements of $7,430 million available at June 30, 2006, of which $1,679 million were unused, compared to $7,511 million available at December 31, 2005, of which $1,677 million were unused.
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
          With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of June 30, 2006, there were $500 million in letters of credit issued under the deposited-funded facility ($499 million at December 31, 2005) and $15 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at June 30, 2006 and at December 31, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At June 30, 2006 and December 31, 2005, this facility was fully drawn.

$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of June 30, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) a €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of June 30, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $196 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the German and European revolving credit facilities (no borrowings at December 31, 2005).
          For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note No. 10, Financing Arrangements and Derivative Financial Instruments, in our 2005 10-K.
Other Foreign Credit Facilities
At June 30, 2006, we had short-term committed and uncommitted bank credit arrangements totaling $415 million, of which $190 million were unused, compared to $399 million and $182 million at December 31, 2005. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
GDTE and certain of its subsidiaries are a party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding, and is subject to customary annual renewal of back-up liquidity lines.
          As of June 30, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $351 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $71 million and $67 million at June 30, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable.
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

     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and six month periods ended June 30, 2006 and 2005. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net Income	$2	$69	$76	$137
Consolidated Interest Expense	104	101	207	203
U.S. and Foreign Taxes on Income	52	85	129	152
Depreciation and Amortization Expense	195	150	353	307

EBITDA	353	405	765	799

Credit Agreement Adjustments:
Other (Income) and Expense	(4)	17	(32)	24
Minority Interest in Net Income (Loss) of Subsidiaries	11	33	23	54
Consolidated Interest Expense Adjustment	2	1	3	3
Rationalizations	34	(5)	75	(13)

Consolidated EBITDA	$396	$451	$834	$867

Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$1.5 Billion First Lien Credit Facility	BB	Ba3
$1.2 Billion Second Lien Term Loan Facility	B+	B2
$300 Million Third Lien Secured Term Loan Facility	B-	B3
European Facilities	B+	B1
$650 Million Senior Secured Notes due 2011	B-	B3
Corporate Rating (implied)	B+	B1
Senior Unsecured Debt	B-	—
Outlook	Stable	Stable
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB to B depending on facility) and our unsecured debt (“CCC+”).
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
          Given the challenges that we face and the uncertainties of market conditions, access to the capital markets cannot be assured. Our ongoing ability to access the capital markets is also dependent on the degree of success we have improving the performance of our North American Tire Segment. This success is also crucial to ensuring that we have sufficient cash flow from operations to meet our obligations. There can be no assurance that North American Tire’s results will improve, or that we will be able to sustain any future improvement to a degree sufficient to maintain access to capital markets and meet liquidity requirements. Failure to do so could have a material adverse effect on our financial position, results of operations and liquidity.
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
Recently Issued Accounting Standards
The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements and do not anticipate it will be material.
          The FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 156 will have on our consolidated financial statements and do not anticipate it will be material.
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used to separate interest rate risk management from debt funding decisions. At June 30, 2006, the interest rates on 48% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
          The following table presents information at June 30:
Interest Rate Swap Contracts

(Dollars in millions)	2006	2005
Fixed Rate Contracts:
Notional principal amount	$—	$—
Pay fixed rate	—%	—%
Receive variable Australian Bank Bill Rate	—%	—%

Average years to maturity	—	—
Fair value — liability	—	—
Pro forma fair value — liability	—	—

Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	7.01%	5.22%
Receive fixed rate	6.63%	6.63%

Average years to maturity	0.4	1.4
Fair value — asset (liability)	$—	$3
Pro forma fair value — asset (liability)	(1)	2
The pro forma fair value assumes a 10% increase in variable market interest rates at June 30, 2006 and 2005, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
          Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Fixed Rate Contracts:
Notional principal amount	$—	$15	$—	$15
Pay fixed rate	—%	5.94%	—%	5.94%
Receive variable Australian Bank Bill Rate	—%	5.89%	—%	5.66%

Floating Rate Contracts:
Notional principal amount	$200	$200	$200	$200
Pay variable LIBOR	6.51%	4.56%	6.39%	4.46%
Receive fixed rate	6.63%	6.63%	6.63%	6.63%
The following table presents fixed rate debt information at June 30:

(In millions)

Fixed Rate Debt	2006	2005
Carrying amount — liability	$2,731	$2,873
Fair value — liability	2,717	2,927
Pro forma fair value — liability	2,788	3,013
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2006 and 2005, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
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
          The following table presents foreign currency contract information at June 30:

(In millions)	2006	2005
Fair value — asset (liability)	$(1)	$46
Pro forma change in fair value	(49)	(61)
Contract maturities	7/06-10/19	7/05-10/19
We were not a party to any foreign currency option contracts at June 30, 2006 or 2005.
          The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
          Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2006	2005
Fair value — asset (liability):
Swiss franc swap-current	$—	$43
Euro swaps-current	—	—
Other-current asset	3	4
Other — long term assets	1	1
Other — current liability	(5)	(2)
Other — long term liability	—	—

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in general market or economic conditions and the following:
•	Although we recorded net income in 2004 and 2005 and through the first six months of 2006, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon, among other things, our ability to successfully implement our cost reduction strategies and improve the results of North American Tire, our largest segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and our required contributions to those plans are substantial. Proposed U.S. legislation affecting pension plan funding could result in the need for additional cash payments by us into our U.S. pension plans;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	our financial position, results of operations and liquidity could be materially adversely affected if we or one or more of our customers experience a labor strike, work stoppage or other similar difficulty;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of June 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2006, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 125,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2006, approximately 700 new claims were filed against us and approximately 2,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2006 was $6 million and $10 million, respectively. At June 30, 2006, there were approximately 124,400 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
Securities Litigation
As previously reported in our 2005 Form 10-K, we have been subject to three consolidated actions in the United States District Court for the Northern District of Ohio arising out of the restatement we announced in October 2003: (i) a purported securities class action alleging that Goodyear and certain current and former officers and directors violated the federal securities laws by artificially inflating and maintaining the price of Goodyear securities; (ii) a derivative lawsuit against certain current and former officers and directors alleging, among other things, breach of fiduciary duty and corporate waste arising out of the same facts and circumstances upon which the purported securities class action is based; and (iii) an action against Goodyear and certain current and former officers, directors and associates by a putative class of participants in Goodyear’s employee savings plans asserting breach of fiduciary claims under the Employee Retirement Income Security Act (“ERISA”). In November 2004, the defendants filed motions to dismiss each of the consolidated actions. On March 20, 2006, the Court granted the defendants’ motion to dismiss the purported securities class action and on July 6, 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary claims under ERISA. The Court has yet to rule on the motion to dismiss the derivative action.
Notice of Violation
On June 14, 2006, the Commissioners of the Texas Commission on Environmental Quality (“TCEQ”) approved an agreed order resolving an enforcement action against Goodyear by TCEQ related to alleged violations of the Texas Health & Safety Code at Goodyear’s Houston, Texas chemical plant. The agreed order addresses violations of air permit and regulatory requirements alleged to have occurred between January 2003 and November 2004 and assesses an administrative penalty of $204,603 against Goodyear.
          Reference is made to Item 3 of Part I of our 2005 Form 10-K and Item 1 of Part II of our Form 10-Q for the period ended March 31, 2006 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2005 Form 10-K includes a detailed discussion of our risk factors. Some of these risk factors were amended or updated in our Form 10-Q for the period ended March 31, 2006. The information presented below further amends and updates our risk factors and should be read in conjunction with these prior disclosures.
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
At least 36 lawsuits were filed against us and certain of our current or former officers or directors following our October 2003 announcement regarding the restatement of our previously issued financial results. These actions have been consolidated into three separate actions in the United States District Court for the Northern District of Ohio. Although the District Court has dismissed one of these actions (a purported securities class action alleging fraud), it has denied our motion to dismiss an action based on alleged breach of fiduciary duties under the Employee Retirement Income Security Act (“ERISA”), and has yet to rule on our motion to dismiss a derivative action against certain of our current and former officers and directors. We intend to vigorously defend the derivative and ERISA actions. However, we cannot currently predict or determine the outcome or resolution of these proceedings or the timing for their resolution, or reasonably estimate the amount, or potential range, of possible loss, if any. In addition to any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address these claims. The final resolution of these actions could have a material adverse effect on our financial position, cash flows and results of operation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the quarter ended June 30, 2006. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option or payment of stock unit award.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
4/1/06-4/30/06	—	$ —	—	—
5/1/06-5/31/06	17,266	14.71	—	—
6/1/06-6/30/06	34	12.62	—	—
Total	17,300	$ 14.70	—	—

ITEM 6. EXHIBITS.
          See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: August 4, 2006	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificates of Amendment to Amended Articles of Incorporation, dated April 6, 1993, June 4, 1996, and April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005 and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company; EquiServe Trust Company, transfer agent and registrar (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., as Documentation Agent, the CIT Group/Business Credit, Inc., as Documentation Agent, General Electric Capital Corporation, as Documentation Agent, GMAC Commercial Finance LLC, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

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

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(q)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005 and August 26, 2005 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(r)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(s)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(t)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(v)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(w)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(x)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(y)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(z)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

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