Form 10-Q
period 2006-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2006-11-09
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes     ☐     No      ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
     Number of Shares of Common Stock,
     Without Par Value, Outstanding at October 31, 2006:           177,477,115

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
NET SALES	$5,284	$5,030	$15,282	$14,789

Cost of Goods Sold	4,329	4,008	12,478	11,772
Selling, Administrative and General Expense	671	707	2,042	2,139
Rationalizations (Note 2)	138	9	213	(4)
Interest Expense	107	103	314	306
Other (Income) and Expense (Note 3)	2	(35)	(30)	(5)
Minority Interest in Net Income of Subsidiaries	19	25	42	79

Income before Income Taxes	18	213	223	502
United States and Foreign Taxes on Income	66	71	195	223

NET (LOSS) INCOME	$(48)	$142	$28	$279

NET (LOSS) INCOME PER SHARE OF COMMON STOCK –BASIC	$(0.27)	$0.81	$0.16	$1.59

Average Shares Outstanding (Note 4)	177	176	177	176

NET (LOSS) INCOME PER SHARE OF COMMON STOCK – DILUTED	$(0.27)	$0.70	$0.16	$1.39

Average Shares Outstanding (Note 4)	177	209	177	209
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2006	2005
Assets:
Current Assets:
Cash and Cash Equivalents	$1,314	$2,162
Restricted Cash (Note 1)	207	241
Accounts and Notes Receivable, less Allowance — $112 ($130 in 2005)	3,837	3,158
Inventories:
Raw Materials	642	584
Work in Process	158	137
Finished Products	2,422	2,086

	3,222	2,807
Prepaid Expenses and Other Current Assets	392	245

Total Current Assets	8,972	8,613
Goodwill	680	637
Intangible Assets	163	159
Deferred Income Tax	104	102
Deferred Pension Costs and Other Assets	808	860
Properties and Plants, less Accumulated Depreciation — $8,054 ($7,729 in 2005)	5,241	5,234

Total Assets	$15,968	$15,605

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,098	$1,939
Compensation and Benefits	1,645	1,773
Other Current Liabilities	673	671
United States and Foreign Taxes	393	393
Notes Payable and Overdrafts (Note 5)	254	217
Long Term Debt and Capital Leases due within one year (Note 5)	529	448

Total Current Liabilities	5,592	5,441
Long Term Debt and Capital Leases (Note 5)	4,630	4,742
Compensation and Benefits	4,025	3,828
Deferred and Other Noncurrent Income Taxes	318	304
Other Long Term Liabilities	386	426
Minority Equity in Subsidiaries	841	791

Total Liabilities	15,792	15,532

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares (300 in 2005), Outstanding shares – 177 (177 in 2005) after deducting 19 treasury shares (19 in 2005)	177	177
Capital Surplus	1,416	1,398
Retained Earnings	1,326	1,298
Accumulated Other Comprehensive Loss	(2,743)	(2,800)

Total Shareholders’ Equity	176	73

Total Liabilities and Shareholders’ Equity	$15,968	$15,605

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net (Loss) Income	$(48)	$142	$28	$279

Other Comprehensive Income (Loss):

Foreign currency translation gain (loss)	(3)	54	75	(151)
Less reclassification adjustment for recognition of foreign currency translation loss in net income due to the sale of a subsidiary	—	49	—	49
Minimum pension liability	—	1	(5)	36
Deferred derivative loss	—	(2)	—	(18)
Reclassification adjustment for amounts recognized in income	—	1	—	15
Tax on derivative reclassification adjustment	—	—	(3)	(1)
Unrealized investment gain (loss)	1	6	(10)	9

Comprehensive Income (Loss)	$(50)	$251	$85	$218

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$28	$279
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	499	478
Amortization of debt issuance costs	14	71
Deferred tax provision	(21)	(14)
Net rationalization charges (credits) (Note 2)	213	(4)
Rationalization payments	(70)	(34)
Net gain on asset sales (Note 3)	(2)	(41)
Net insurance settlement gains	—	(79)
Insurance recoveries	43	220
Minority interest and equity earnings	41	78
Pension contributions	(435)	(332)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(643)	(531)
Inventories	(405)	(206)
Accounts payable — trade	168	(46)
Prepaid expenses	(30)	5
US and foreign taxes	(21)	87
Compensation and benefits	314	330
Other current liabilities	(81)	(120)
Other assets and liabilities	(10)	45

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(398)	186

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(451)	(385)
Asset dispositions	5	146
Asset acquisitions (Note 10)	(41)	—
Decrease (increase) in restricted cash	34	(64)
Other transactions	—	18

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(453)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	166	151
Short term debt and overdrafts paid	(179)	(113)
Long term debt incurred	170	2,271
Long term debt paid	(186)	(2,382)
Debt issuance costs	—	(67)
Dividends paid to minority interests in subsidiaries	(12)	(24)
Other transactions	5	5

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(36)	(159)

Effect of exchange rate changes on cash and cash equivalents	39	(46)

Net Change in Cash and Cash Equivalents	(848)	(304)

Cash and Cash Equivalents at Beginning of the Period	2,162	1,955

Cash and Cash Equivalents at End of the Period	$1,314	$1,651

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear”, “we”, “us” or “our”) in accordance with the Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005
Form 10-K”).
     Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2006.
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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In millions, except per share amounts)	2005	2005
Net income as reported	$142	$279
Add: Stock-based compensation expense included in net income (net of tax)	2	2
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(6)	(13)

Net income as adjusted	$138	$268

Net income per share:
Basic — as reported	$0.81	$1.59
— as adjusted	0.79	1.53
Diluted — as reported	$0.70	$1.39
— as adjusted	0.68	1.34
Recently Issued Accounting Standards
The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements but do not anticipate it will be material.
     The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 156 will have on our consolidated financial statements but do not anticipate it will be material.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and a one-time adjustment to the opening balance of retained earnings as of January 1, 2007 will be required to reflect tax benefits not previously recognized and tax liabilities not previously recorded under historical practice. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will be applied prospectively for fiscal years ending after December 15, 2006. We are currently assessing the impact SFAS No. 158 will have on our consolidated financial statements and expect the adoption of SFAS No. 158 will result in a significant increase in our total liabilities and cause our total shareholders’ equity to be in a significant deficit position as of December 31, 2006 as a result of unrecognized gains and losses and costs and credits currently disclosed in the footnotes to our consolidated financial statements for the year ended December 31, 2005. In addition, we expect our current pension liability to decrease significantly and our non-current pension liability to increase significantly as a result of the adoption of SFAS No. 158. SFAS No. 158’s requirements related to our measurement date, which is currently December 31, 2005, will not impact us. We do not expect the adoption of SFAS No. 158 to impact covenants related to our financing arrangements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We are currently assessing the impact SAB 108 will have on our consolidated financial statements but do not anticipate it will be material.
Revisions to Financial Statement Presentation
During the second quarter of 2006, we revised the classification of a portion of our pension liability from long term compensation and benefits to current compensation and benefits in our Consolidated Balance Sheet at December 31, 2005. The revision reflects amounts that should have been classified as current due to expected pension funding requirements for the next 12 months from December 31, 2005. Current compensation and benefits and long term compensation and benefits at December 31, 2005 as reported in our 2005 Annual Report on
Form 10-K, were $1,121 million and $4,480 million, respectively.
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
     The following table shows the activity of our liability balance, the majority of which is reported in Other current liabilities:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2005	$19	$15	$34
First six month charges	72	6	78
Incurred	(25)	(6)	(31)
Reversed to income	(3)	—	(3)

Balance at June 30, 2006	63	15	78

Third quarter charges	134	5	139
Incurred	(128)	(5)	(133)
Reversed to income	(1)	—	(1)

Balance at September 30, 2006	$68	$15	$83

In connection with the previously announced plan to exit certain segments of the private label tire manufacturing and distribution business in North America, we announced a plan to close our Tyler, Texas tire manufacturing facility. The closure is expected to be completed in the second quarter of 2007. Additional rationalization actions in the third quarter of 2006 consisted primarily of plans to reduce selling, administrative and general expense through headcount reductions in the North American Tire, European Union Tire and Eastern Europe Tire Segments. The first nine months of 2006 also included plans in the European Union Tire Segment to close a passenger tire manufacturing facility in Washington, United Kingdom, a plan in Eastern Europe Tire to close the bicycle tire and tube production line in Debica, Poland, and a plan to close Asia Pacific Tire Segment’s Upper Hutt, New Zealand passenger tire manufacturing facility.
     During the third quarter of 2006, $138 million ($126 million after-tax or $0.71 per share) of net charges were recorded and were comprised of $133 million of associate related costs and $5 million primarily for non-cancelable lease costs for plans initiated in 2006. The $133 million of associate related costs consisted of approximately $53 million of cash charges primarily for severance related costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. Additionally, in the third quarter $1 million of associate-related costs were recorded for a plan initiated in 2005 and $1 million of reversals were recorded for actions no longer needed for their originally-intended purpose.
     For the first nine months of 2006, $213 million ($186 million after-tax or $1.05 per share) of net charges were recorded. New charges of $217 million were comprised of $213 million for plans initiated in 2006 and $4 million for plans initiated in 2005 for associate-related costs. The $213 million of new charges for 2006 plans consisted of $202 million of associate-related costs and $11 million primarily for non-cancelable lease costs. The $202 million of associate related costs consisted of approximately $122 million related primarily to associate related severance costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. The first nine months of 2006 includes the reversal of $4 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 3,935 associates will be released under programs initiated in 2006, of which 1,455 were released by September 30, 2006.
     The accrual balance of $83 million at September 30, 2006 includes approximately $9 million related to long-term non-cancelable lease costs and approximately $74 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
     Accelerated depreciation charges of $7 million and $52 million were recorded as Cost of goods sold in the third quarter and nine months ended September 30, 2006, respectively, for fixed assets taken out of service primarily in connection with the Washington and Upper Hutt plant closures. We also recorded charges of $2 million of accelerated depreciation in Selling, administrative and general expense in the first nine months of 2006. In the third quarter and first nine months of 2005, $1 million and $2 million, respectively, in accelerated depreciation charges were recorded in Cost of goods sold.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the third quarter of 2005, $9 million ($8 million after-tax or $0.04 per share) of charges were recorded for the plans initiated in 2005 primarily for associate severance costs, including $1 million for non-cash pension special termination benefits.
     For the first nine months of 2005, $4 million ($2 million after-tax or $0.01 per share) of net reversals of reserves were recorded, which included $15 million of reversals for rationalization actions no longer needed for their originally-intended purposes. These reversals were partially offset by $11 million of new rationalization charges. The $15 million of reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited related to plans initiated before 2002. The $11 million of charges primarily represented associate-related costs and consisted of $9 million for plans initiated in 2005 and $2 million for plans initiated in 2004.
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Interest income	$(15)	$(13)	$(51)	$(40)
Asset sales	—	(28)	(2)	(41)
Financing fees and financial instruments	10	10	30	99
Foreign currency exchange	4	8	2	19
General & product liability — discontinued products (Note 8)	1	—	10	4
Equity in (earnings) losses of affiliates	1	(3)	(6)	(8)
Latin American legal matter	—	—	(15)	—
Insurance recoveries	(1)	(9)	(1)	(43)
Miscellaneous	2	—	3	5

	$2	$(35)	$(30)	$(5)

Other (income) and expense was $2 million of expense in the third quarter of 2006, a decrease of $37 million, compared to $35 million of income in the third quarter of 2005. The decrease was primarily related to $25 million of income from the sale of the Wingtack adhesive resins business in the North American Tire Segment in August 2005. Also, the third quarter of 2005 includes a $9 million gain from an insurance settlement with certain insurance companies related to environmental coverage.
     Other (income) and expense was $30 million of income for the nine months of 2006, an increase of $25 million, compared to $5 million of income for the nine months of 2005. The improvement was related to $15 million of income resulting from the favorable resolution of a legal matter in Latin American Tire and $69 million in lower financing fee expenses. The 2005 financing fees included $47 million of debt issuance costs written-off in connection with our refinancing activities during the third quarter of 2005 and $22 million of higher fee levels. Also, in the first nine months of 2006, interest income increased $11 million due to higher investment levels coupled with higher interest rates. The 2005 period also included a $43 million gain from insurance settlements with certain insurance companies primarily related to environmental coverage and $25 million of income from the sale of the Wingtack adhesive resins business.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the average number of common shares outstanding.
     There are contingent conversion features included in the indenture governing our $350 million 4% Convertible Senior Notes due 2034 (“the Notes”), issued on July 2, 2004. The Notes became convertible on January 17, 2006 and remained convertible through March 31, 2006. No notes were surrendered for conversion during this period. The Notes were not convertible during the second and third quarters of 2006 and will not be convertible during the fourth quarter of 2006 as the applicable stock price condition was not met. The Notes may be convertible after December 31, 2006 if the stock price condition is met in any future fiscal quarter or if any other conditions to conversion set forth in the indenture governing the Notes are met. If all of the Notes outstanding are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Average shares outstanding — basic	177	176	177	176
4% Convertible Senior Notes due 2034	—	29	—	29
Stock options and other dilutive securities	—	4	—	4

Average shares outstanding — diluted	177	209	177	209

     Average shares outstanding – diluted for the three and nine months of 2006, excludes the effects of the 29 million contingently issuable shares as inclusion would have been anti-dilutive, and approximately 8 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e. “in-the-money” options) as their inclusion would have been anti-dilutive.
     Additionally, average shares outstanding – diluted exclude approximately 18 million and 23 million equivalent shares related to options with exercise prices that were greater than the average market price of our common shares (i.e. “underwater” options), for the three and nine month periods ended September 30, 2006 and 2005, respectively.
     The following table presents the computation of adjusted Net (loss) income used in computing net (loss) income per share – diluted. The computation assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of July 1, for the three months ended September 30 and as of January 1 for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net (Loss) Income	$(48)	$142	$28	$279
After-tax impact of 4% Convertible Senior Notes due 2034	—	4	—	12

Adjusted Net (Loss) Income	$(48)	$146	$28	$291

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FINANCING ARRANGEMENTS
At September 30, 2006, we had total credit arrangements totaling $7,455 million, of which $1,589 million were unused, compared to $7,511 million and $1,677 million, respectively, at December 31, 2005. In October 2006, we borrowed an aggregate of $975 million under our $1.5 billion first lien credit facility.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2006, we had short term committed and uncommitted credit arrangements totaling $480 million, of which $226 million was unused, compared to $399 million and $182 million, respectively, at December 31, 2005. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2006	2005
Notes payable and overdrafts:
Amounts related to VIEs	$—	$74
Other international subsidiaries	254	143

	$254	$217

Weighted average interest rate	5.36%	5.24%

Long term debt and capital leases due within one year:
Amounts related to VIEs	$1	$54
5 3/8% Swiss franc bonds due 2006	—	120
6 5/8% due 2006	215	216
8 1/2% due 2007	300	—
Other (including capital leases)	13	58

	$529	$448

Weighted average interest rate	7.69%	6.13%

Total obligations due within one year	$783	$665

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2006, we had long term credit arrangements totaling $6,975 million, of which $1,363 million were unused, compared to $7,112 million and $1,495 million, respectively, at December 31, 2005. The reduction of long-term arrangements reflects primarily the repayment of the 5 3/8% Swiss franc bonds during the first quarter of 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30,		December 31,
		Interest		Interest
(In millions)	2006	Rate	2005	Rate
Notes:
5 3/8% Swiss franc bonds due 2006	$—	—	$120	5 3/8%
6 5/8% due 2006	215	6 5/8%	216	6 5/8%
8 1/2% due 2007	300	8 1/2%	300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
Floating rate notes due 2011	200	13.70%	200	12.31%
11% due 2011	448	11%	448	11%
9% due 2015	400	9%	400	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	350	4%	350	4%

Bank term loans:
$1.2 billion second lien term loan facility due 2010	1,200	7.95%	1,200	7.06%
€155 million senior secured European term loan due 2010	194	5.52%	183	4.85%
$300 million third lien secured term loan due 2011	300	8.70%	300	7.81%

Pan-European accounts receivable facility due 2009	348	4.64%	324	3.91%
German revolving credit facility due 2010	101	5.85%	—	—
Other domestic and international debt	139	7.38%	85	6.20%
Amounts related to VIEs	8	7.49%	89	6.45%

	5,102		5,114
Capital lease obligations	57		76

	5,159		5,190
Less portion due within one year	(529)		(448)

	$4,630		$4,742

     The following table presents information about long term fixed rate debt, including capital leases, at September 30, 2006 and December 31, 2005:

(In millions)	September 30, 2006	December 31, 2005
Carrying amount — liability	$2,710	$2,847
Fair value — liability	2,840	3,046
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at September 30, 2006 and December 31, 2005 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts totaling $200 million at September 30, 2006 and December 31, 2005. The fair value of our variable rate debt approximated its carrying amount at September 30, 2006 and December 31, 2005.
$1.5 Billion First Lien Credit Facility
Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under these facilities and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     With respect to the deposit-funded facility, the lenders deposited $500 million in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of September 30, 2006, there were $500 million in letters of credit issued under the deposit-funded facility ($499 million at December 31, 2005) and $6 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at September 30, 2006 and at December 31, 2005.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At September 30, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of September 30, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $194 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the European revolving credit facilities (no borrowings at December 31, 2005). As of September 30, 2006, $101 million was drawn under the German revolving credit facility (no borrowings at December 31, 2005).
     For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note No. 10, Financing Arrangements and Derivative Financial Instruments in our 2005 Form 10-K.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of September 30, 2006 and December 31, 2005, this facility was fully drawn.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
GDTE and certain of its subsidiaries are party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding, and is subject to customary annual renewal of back-up liquidity lines.
     As of September 30, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $348 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $70 million and $67 million at September 30, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable and overdrafts.
Debt Maturities
The annual aggregate maturities of Long term debt and capital leases for the five years subsequent to September 30, 2006 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

	Twelve Months Ending September 30,
(In millions)	2007	2008	2009	2010	2011
Domestic	$523	$105	$6	$1,206	$1,606
International	6	54	53	645	2

	$529	$159	$59	$1,851	$1,608

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
     On December 4, 2000, we adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees and the Hourly and Salaried Employee Stock Option Plan, which permitted the grant of options up to a maximum of 3,500,000 and 600,000 shares of our common stock, respectively. These plans expired on September 30, 2001 and December 31, 2002, respectively, except for options then outstanding. The options granted under these plans were fully vested prior to January 1, 2006.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the activity related to options during 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (In
	Options	Price	Term (Years)	Millions)
Outstanding at January 1	28,668,041	$25.11
Options granted	105,676	13.72
Options exercised	(556,159)	8.47
Options expired	(1,030,089)	43.76
Options cancelled	(591,379)	18.94

Outstanding at June 30	26,596,090	24.78

Options granted	11,250	10.97
Options exercised	(90,665)	7.88
Options expired	(1,320)	18.13
Options cancelled	(85,789)	20.09

Outstanding at September 30	26,429,566	24.85	4.2	$40

Vested and expected to vest at September 30	25,720,026	25.21	4.1	$38

Exercisable at September 30	19,698,932	29.22	3.2	$19

Available for grant at September 30	9,171,479

Significant option groups outstanding at September 30, 2006 and related weighted average exercise price and remaining contractual term information follows:

	Options	Options	Exercise	Remaining
Grant Date	Outstanding	Exercisable	Price	Contractual Term (Years)

12/06/05(1)	1,567,196	5,400	$17.15	9.3
12/09/04	3,523,455	866,567	12.54	8.3
12/03/03	2,576,582	1,031,365	6.81	7.3
12/03/02	1,703,103	1,197,155	7.94	6.3
12/03/01	2,682,529	2,682,529	22.05	5.3
12/04/00	5,029,079	5,029,079	17.68	4.3
12/06/99	2,894,718	2,894,718	32.00	3.3
11/30/98	1,897,322	1,897,322	57.25	2.3
12/02/97	1,678,117	1,678,117	63.50	1.3
12/03/96	1,434,670	1,434,670	50.00	0.3
All other	1,442,795	982,010	(2)	(2)

	26,429,566	19,698,932

(1)	The number of options granted in 2005 decreased in comparison to 2004 and 2003, as we anticipated grants of performance share units to certain employees in 2006 in lieu of a portion of their 2005 option grants.

(2)	Options in the “All other” category had exercise prices ranging from $5.52 to $74.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.84 and $20.84, respectively, while the remaining weighted average contractual term was 5.6 years and 4.5 years, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We granted 6,000 and 1,092,200 performance share units during the three and nine months ended September 30, 2006, respectively, under the 2005 Performance Plan. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of pre-determined targets of net income and total cash flow, net of debt, each weighed equally, over a three-year period from January 1, 2006 to December 31, 2008. Half of the units earned will be settled through the payment of cash and the balance will be settled through the issuance of an equivalent number of shares of our common stock. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof.
     As previously disclosed in our 2005 Form 10-K for the year ended December 31, 2005, during the first quarter of 2006, we made cash payments and issued shares of the Company’s common stock for performance equity units granted under the 2002 Performance Plan and earned as of December 31, 2005 for the three-year period ended on that date.
     As of January 1, 2006, we recognized compensation expense of $3 million ($2 million after-tax or $0.01 per share) upon the adoption of SFAS No. 123R. Additionally, we also recognized related expense of $8 million and $15 million for the three and nine months ended September 30, 2006, respectively; and tax benefits of $1 million for the nine months ended September 30, 2006. As of September 30, 2006, unearned compensation cost related to the unvested portion of all such awards was approximately $41 million and is expected to be recognized over the remaining vesting period of the respective grants, through September 30, 2010.
NOTE 7. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings benefits and substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement. Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. The announcement of the planned closure of our Tyler, Texas facility resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the third quarter of 2006.
     Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost – benefits earned during the period	$24	$12	$77	$36
Interest cost on projected benefit obligation	71	73	221	220
Expected return on plan assets	(72)	(65)	(219)	(194)
Amortization of unrecognized: — prior service cost	15	16	45	48
— net losses	20	21	69	65

Net periodic pension cost	58	57	193	175
Curtailments	21	—	21	—
Termination benefits	11	1	11	1

Total pension cost	$90	$58	$225	$176

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The 2005 U.S. service cost reflects the suspension of the pension service credit agreed to in our last labor contract. This suspension expired on November 1, 2005.

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$12	$12	$40	$37
Interest cost on projected benefit obligation	35	31	102	97
Expected return on plan assets	(30)	(28)	(88)	(87)
Amortization of unrecognized: — prior service cost	1	—	3	2
— net losses	20	15	56	43
— transition amount	—	1	—	1

Net periodic pension cost	38	31	113	93
Curtailments	—	—	(19)	1

Total pension cost	$38	$31	$94	$94

We disclosed in our Consolidated Financial Statements for the year ended December 31, 2005, that we expected to contribute approximately $800 million to $875 million to our major funded U.S. and non-U.S. pension plans in 2006. During the third quarter of 2006, new U.S. funding legislation was signed into law. As a result, we now expect to contribute approximately $650 million to $700 million to our funded plans in 2006. For the three and nine months ended September 30, 2006, we contributed $31 million and $96 million, respectively, to our non-U.S. plans and $205 million and $339 million, respectively, to our domestic plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended September 30, 2006 and 2005 were $7 million and $4 million, respectively, and $21 million and $14 million for the nine months ended September 30, 2006 and 2005, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
     Postretirement benefit cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost — benefits earned during the period	$6	$5	$18	$17
Interest cost on projected benefit obligation	30	36	102	116
Amortization of unrecognized: — prior service cost	11	11	33	33
— net losses	—	1	6	11

Net periodic postretirement benefit cost	47	53	159	177
Curtailments	34	—	34	—
Termination benefits	14	—	14	—

Total postretirement benefit cost	$95	$53	$207	$177

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2006, we had binding commitments for raw materials and investments in properties and plants of $1,186 million, and off-balance-sheet financial guarantees written and other commitments totaling $11 million.
Environmental Matters
We have recorded liabilities totaling $44 million and $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at September 30, 2006 and December 31, 2005, respectively. Of these amounts, $9 million and $12 million was included in Other current liabilities at September 30, 2006 and December 31, 2005, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies under which we received approximately $159 million. We received $116 million in 2005 and the balance in the first quarter of 2006. A significant portion of the costs incurred by us related to these claims had been recorded in prior years.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $269 million and $250 million for anticipated costs related to workers’ compensation at September 30, 2006 and December 31, 2005, respectively. Of these amounts, $107 million and $103 million were included in Current Liabilities as part of Compensation and benefits at September 30, 2006 and December 31, 2005, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $432 million and $467 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at September 30, 2006 and December 31, 2005, respectively. Of these amounts, $244 million and $247 million were included in Other current liabilities at September 30, 2006 and December 31, 2005, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $53 million at September 30, 2006 and at December 31, 2005. Of these amounts, $9 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2006 and December 31, 2005. We have restricted cash of $182 million and $198 million at September 30, 2006 and December 31, 2005, respectively, to fund certain of these liabilities.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 38,800 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $244 million through September 30, 2006 and $233 million through December 31, 2005.

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

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2006	2005	2004
Pending claims, beginning of period	125,500	127,300	118,000
New claims filed	2,900	6,200	12,700
Claims settled/dismissed	(4,100)	(8,000)	(3,400)

Pending claims, end of period	124,300	125,500	127,300

Payments (1)	$14	$22	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engage an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
     We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $101 million and $104 million at September 30, 2006 and December 31, 2005, respectively. The recorded liability represents our estimated liability over the next four years, which is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims was $33 million at September 30, 2006 and $31 million at December 31, 2005. Our liability with respect to asserted claims and related defense costs was $68 million at September 30, 2006 and $73 million at December 31, 2005.
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
     Based upon a model employed by the valuation firm, as of September 30, 2006, (i) we had recorded a receivable related to asbestos claims of $53 million ($53 million at December 31, 2005), and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $9 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2006 and December 31, 2005.
     We believe that at September 30, 2006, we had at least $176 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $53 million insurance receivable recorded at September 30, 2006. We also had approximately $20 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2006.

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
Heatway (Entran II). On September 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II. We supplied Entran II from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $222 million at September 30, 2006 and $248 million at December 31, 2005.
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
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. As of September 30, 2006, we had not recognized tax benefits of approximately $169 million ($127 million net of minority interest in net income of subsidiaries) relating to the reorganization of certain legal entities in 2001, which is the subject of a tax examination that could be resolved, in whole or in part, in 2006. Pursuant to the reorganization, our tax payments have been reduced by approximately $80 million through September 30, 2006. Should the ultimate outcome be unfavorable, we would be required to make a cash payment, with interest, for all tax benefits claimed as of that date. If we do not recognize the tax benefits related to the reorganization in the fourth quarter of 2006, and assuming it is more likely than not that our position will be sustained, we would record the benefit directly to the opening balance of retained earnings on January 1, 2007 in accordance with the provisions of FIN 48. For additional information regarding FIN 48 refer to “Recently Issued Accounting Standards” in Note 1.
Union Matters
On July 22, 2006, our master collective bargaining agreement with the United Steelworkers (“USW”) expired. On October 5, 2006, the USW declared a strike involving approximately 12,800 workers at sixteen of our facilities in the United States and Canada. As a result of the strike, we have implemented contingency plans and continue to operate these plants at reduced production levels. If the strike continues for an extended period and we are unable to mitigate its impact through contingency actions our business may be impacted by various factors including, difficulty serving our customers and meeting demand for certain product lines and a reduction of liquidity, any of which could have a material adverse affect on our results of operations and financial condition.
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
Subsidiary Guarantees
Certain of our subsidiaries guarantee certain debt obligations of Tire and Wheel Assembly (“T&WA”). We guarantee an industrial revenue bond obligation of T&WA in the amount of $4 million at September 30, 2006 and $5 million at December 31, 2005. The guarantee is unsecured. At December 31, 2005, Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guaranteed South Pacific Tyres’ (SPT) obligations under credit facilities in the amount of $108 million, which expire at various times through 2007. The maximum potential amount of payments totaled $42 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of December 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $199 million, consisting primarily of accounts receivable, inventory and fixed assets. In January 2006, we acquired the remaining 50% ownership interest in our SPT joint venture. See Note 10, Asset Acquisition.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Financing
We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At September 30, 2006, we had customer guarantees outstanding under which the maximum potential amount of payments totaled $11 million. At December 31, 2005, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $2 million and $8 million, respectively. The customer guarantees expire at various times through 2006 and 2025, and all affiliate guarantees expired during the first nine months of 2006. We are unable to estimate the extent to which our customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that customer.
Indemnifications
At September 30, 2006, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Sales:
North American Tire	$2,432	$2,370	$7,011	$6,804
European Union Tire	1,263	1,131	3,647	3,507
Eastern Europe, Middle East and Africa Tire	430	394	1,153	1,076
Latin American Tire	407	372	1,190	1,101
Asia Pacific Tire	380	356	1,110	1,065

Total Tires	4,912	4,623	14,111	13,553
Engineered Products	372	407	1,171	1,236

Net Sales	$5,284	$5,030	$15,282	$14,789

Segment Operating Income:
North American Tire	$19	$58	$68	$124
European Union Tire	81	80	211	272
Eastern Europe, Middle East and Africa Tire	77	64	179	160
Latin American Tire	77	77	262	241
Asia Pacific Tire	28	24	78	63

Total Tires	282	303	798	860
Engineered Products	31	27	93	78

Total Segment Operating Income	313	330	891	938
Rationalizations and asset sales	(138)	19	(211)	45
Accelerated depreciation charges	(7)	(1)	(54)	(2)
Interest expense	(107)	(103)	(314)	(306)
Foreign currency exchange	(4)	(8)	(2)	(19)
Minority interest in net income of subsidiaries	(19)	(25)	(42)	(79)
Financing fees and financial instruments	(10)	(10)	(30)	(99)
General and product liability — discontinued products	(1)	—	(10)	(4)
Latin American legal matter	—	—	15	—
Insurance recoveries	1	9	1	43
Interest income	15	13	51	40
Intercompany profit elimination	(1)	5	(23)	—
Corporate incentive and stock-based compensation plans	(9)	(2)	(26)	(5)
Other	(15)	(14)	(23)	(50)

Income before Income Taxes	$18	$213	$223	$502

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations and Asset Sales, which is reported in Other (income) and expense on the Consolidated Statement of Operations, were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Rationalizations:
North American Tire	$110	$3	$112	$(6)
European Union Tire	20	3	59	1
Eastern Europe, Middle East and Africa Tire	3	—	12	—
Latin American Tire	1	—	1	—
Asia Pacific Tire	2	—	26	(2)
Engineered Products	1	3	3	3
Corporate	1	—	—	—

Total Rationalizations	$138	$9	$213	$(4)

Asset Sales:
North American Tire	$—	$(28)	$—	$(36)
European Union Tire	—	—	(2)	(4)
Eastern Europe, Middle East and Africa Tire	—	—	—	1
Corporate	—	—	—	(2)

Total Asset Sales	$—	$(28)	$(2)	$(41)

As part of our continuing effort to divest non-core businesses, in September 2006 we entered into an agreement to sell our global tire fabric operations for approximately $80 million, pending government and regulatory approvals. At September 30, 2006, the fabric operations were classified as held for sale and accordingly, the assets and liabilities were reclassified on the Consolidated Balance Sheet. Assets held for sale were included in Prepaid expenses and other current assets and totaled $63 million. Liabilities held for sale were included in Other current liabilities and totaled $6 million. As of September 30, 2006 the fair value of the fabric operations exceeded its carrying value.
NOTE 10. ASSET ACQUISITION
In January 2006, we acquired the remaining 50% ownership interest in our South Pacific Tyres (SPT) joint venture from Ansell Limited. SPT is the largest tire manufacturer in Australia and New Zealand. In connection with the acquisition we paid Ansell approximately $40 million and repaid approximately $50 million of outstanding loans from Ansell to SPT. As a result of the acquisition, we recorded goodwill of approximately $16 million. The purchase price has been allocated based on 50% of the assets and liabilities acquired. This process was completed in the third quarter of 2006. SPT’s results have been consolidated in our financial statements since January 1, 2004. Assuming that the acquisition of the remaining 50% interest had occurred on January 1, 2005, the proforma impact to the Statement of Operations was insignificant.
NOTE 11. CHANGE IN ESTIMATE
Effective April 1, 2006, we increased the estimated useful lives of our tire mold equipment for depreciation purposes. The change was due primarily to improved practices related to mold maintenance and handling in our tire manufacturing facilities and the completion of a review, in the second quarter of 2006, of current and forecasted product lives. The change resulted in a benefit to pretax income in the third quarter and first nine months of 2006 of $11 million ($9 million after-tax or $0.05 per share) and $14 million ($11 million after-tax or $0.06 per share), respectively. We expect a benefit to pretax income for the full year 2006 of approximately $25 million ($20 million after-tax or $0.10 per share) as a result of this change. Prior periods have not been adjusted for this change.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. INCOME TAXES
For the first nine months of 2006, we recorded tax expense of $195 million on income before income taxes and minority interest in net income of subsidiaries of $265 million. Included in this amount was a net tax benefit for the first nine months of $10 million, which primarily related to the favorable settlement of prior years’ tax liabilities and a benefit from enacted tax law changes. For the first nine months of 2005, we recorded tax expense of $223 million on income before income taxes and minority interest in net income of subsidiaries of $581 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. In 2006, no tax benefit could be recorded on the costs associated with certain rationalization plans, which when combined with larger year over year losses in the United States, significantly contributed to the higher effective tax rate from 2005 to 2006.
NOTE 13. SUBSEQUENT EVENTS
In October 2006, we borrowed an aggregate of $975 million under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility. The draws were made in order to provide additional cash in the event the duration of the USW strike was longer than anticipated. As a result of these borrowings, our cash and cash equivalents increased $975 million and the unused availability under our various credit agreements decreased by $975 million. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the related borrowing base, we are required to repay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. Accordingly, in the event of a reduction in inventory or accounts receivable due to the strike by the USW or otherwise, we may be required to repay a portion of our borrowings under the facility.
NOTE 14. CONSOLIDATING FINANCIAL INFORMATION
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$638	$16	$660	$—	$1,314
Restricted Cash	194	—	13	—	207
Accounts and Notes Receivable	1,120	280	2,437	—	3,837
Accounts and Notes Receivables from Affiliates	—	599	102	(701)	—
Inventories	1,434	352	1,502	(66)	3,222
Prepaid Expenses and Other Current Assets	169	17	197	9	392

Total Current Assets	3,555	1,264	4,911	(758)	8,972

Goodwill	—	32	456	192	680
Intangible Assets	134	30	63	(64)	163
Deferred Income Tax	—	35	69	—	104
Deferred Pension Costs and Other Assets	560	45	203	—	808
Investments in Subsidiaries	4,254	494	3,204	(7,952)	—
Properties and Plants	2,032	290	2,892	27	5,241

Total Assets	$10,535	$2,190	$11,798	$(8,555)	$15,968

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$607	$81	$1,410	$—	$2,098
Accounts Payable to Affiliates	701	—	—	(701)	—
Compensation and Benefits	1,144	100	401	—	1,645
Other Current Liabilities	433	18	222	—	673
United States and Foreign Taxes	74	16	303	—	393
Notes Payable and Overdrafts	—	—	254	—	254
Long Term Debt and Capital Leases due within one year	517	—	12	—	529

Total Current Liabilities	3,476	215	2,602	(701)	5,592

Long Term Debt and Capital Leases	3,816	1	813	—	4,630
Compensation and Benefits	2,696	140	1,189	—	4,025
Deferred and Other Noncurrent Income Taxes	84	3	223	8	318
Other Long Term Liabilities	287	9	90	—	386
Minority Equity in Subsidiaries	—	—	644	197	841

Total Liabilities	10,359	368	5,561	(496)	15,792

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,485	(5,102)	177
Capital Surplus	1,416	5	869	(874)	1,416
Retained Earnings	1,326	1,540	2,274	(3,814)	1,326
Accumulated Other Comprehensive Income (Loss)	(2,743)	(340)	(1,391)	1,731	(2,743)

Total Shareholders’ Equity	176	1,822	6,237	(8,059)	176

Total Liabilities and Shareholders’ Equity	$10,535	$2,190	$11,798	$(8,555)	$15,968

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,066	$35	$1,061	$—	$2,162
Restricted Cash	228	—	13	—	241
Accounts and Notes Receivable	1,137	238	1,783	—	3,158
Accounts and Notes Receivable from Affiliates	—	667	—	(667)	—
Inventories	1,251	261	1,333	(38)	2,807
Prepaid Expenses and Other Current Assets	107	11	119	8	245

Total Current Assets	3,789	1,212	4,309	(697)	8,613

Goodwill	—	32	409	196	637
Intangible Assets	100	35	58	(34)	159
Deferred Income Tax	—	35	67	—	102
Deferred Pension Costs and Other Assets	622	43	195	—	860
Investments in Subsidiaries	4,011	469	3,195	(7,675)	—
Properties and Plants	2,057	305	2,852	20	5,234

Total Assets	$10,579	$2,131	$11,085	$(8,190)	$15,605

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$595	$73	$1,271	$—	$1,939
Accounts Payable to Affiliates	595	—	72	(667)	—
Compensation and Benefits	1,310	101	362	—	1,773
Other Current Liabilities	483	11	177	—	671
United States and Foreign Taxes	65	31	297	—	393
Notes Payable and Overdrafts	—	—	217	—	217
Long Term Debt and Capital Leases due within one year	338	—	110	—	448

Total Current Liabilities	3,386	216	2,506	(667)	5,441

Long Term Debt and Capital Leases	4,118	1	623	—	4,742
Compensation and Benefits	2,592	149	1,087	—	3,828
Deferred and Other Noncurrent Income Taxes	86	5	206	7	304
Other Long Term Liabilities	324	9	93	—	426
Minority Equity in Subsidiaries	—	—	606	185	791

Total Liabilities	10,506	380	5,121	(475)	15,532

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,299	(4,916)	177
Capital Surplus	1,398	5	869	(874)	1,398
Retained Earnings	1,298	1,483	2,226	(3,709)	1,298
Accumulated Other Comprehensive Income (Loss)	(2,800)	(354)	(1,430)	1,784	(2,800)

Total Shareholders’ Equity	73	1,751	5,964	(7,715)	73

Total Liabilities and Shareholders’ Equity	$10,579	$2,131	$11,085	$(8,190)	$15,605

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,355	$637	$4,580	$(2,288)	$5,284

Cost of Goods Sold	2,162	546	3,969	(2,348)	4,329
Selling, Administrative and General Expense	263	47	364	(3)	671
Rationalizations	108	1	29	—	138
Interest Expense	98	10	52	(53)	107
Other (Income) and Expense	(77)	3	(37)	113	2
Minority Interest in Net Income of Subsidiaries	—	—	19	—	19

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(199)	30	184	3	18
United States and Foreign Taxes on Income (Loss)	(13)	9	71	(1)	66
Equity in (Earnings) Loss of Subsidiaries	(138)	(5)	—	143	—

NET (LOSS) INCOME	$(48)	$26	$113	$(139)	$(48)

	Three Months Ended September 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,405	$589	$4,240	$(2,204)	$5,030

Cost of Goods Sold	2,138	506	3,620	(2,256)	4,008
Selling, Administrative and General Expense	285	49	375	(2)	707
Rationalizations	4	1	4	—	9
Interest Expense	93	9	43	(42)	103
Other (Income) and Expense	(79)	—	(36)	80	(35)
Minority Interest in Net Income of Subsidiaries	—	—	25	—	25

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(36)	24	209	16	213
United States and Foreign Taxes on Income (Loss)	—	3	67	1	71
Equity in (Earnings) Loss of Subsidiaries	(178)	(10)	—	188	—

NET (LOSS) INCOME	$142	$31	$142	$(173)	$142

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$6,989	$1,779	$13,175	$(6,661)	$15,282

Cost of Goods Sold	6,337	1,548	11,380	(6,787)	12,478
Selling, Administrative and General Expense	777	146	1,122	(3)	2,042
Rationalizations	110	2	101	—	213
Interest Expense	289	29	142	(146)	314
Other (Income) and Expense	(192)	1	(141)	302	(30)
Minority Interest in Net Income of Subsidiaries	—	—	42	—	42

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(332)	53	529	(27)	223
United States and Foreign Taxes on Income (Loss)	3	9	189	(6)	195
Equity in (Earnings) Loss of Subsidiaries	(363)	(7)	—	370	—

NET (LOSS) INCOME	$28	$51	$340	$(391)	$28

	Nine Months Ended September 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$7,067	$1,675	$12,795	$(6,748)	$14,789

Cost of Goods Sold	6,273	1,460	10,901	(6,862)	11,772
Selling, Administrative and General Expense	856	143	1,147	(7)	2,139
Rationalizations	—	1	(5)	—	(4)
Interest Expense	269	27	143	(133)	306
Other (Income) and Expense	(148)	(2)	(110)	255	(5)
Minority Interest in Net Income of Subsidiaries	—	—	79	—	79

Income before Income Taxes and Equity in (Earnings) Loss of Subsidiaries	(183)	46	640	(1)	502
United States and Foreign Taxes on Income (Loss)	(9)	15	217	—	223
Equity in (Earnings) Loss of Subsidiaries	(453)	(34)	—	487	—

NET (LOSS) INCOME	$279	$65	$423	$(488)	$279

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$(106)	$(15)	$(27)	$(250)	$(398)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(185)	(11)	(249)	(6)	(451)
Asset dispositions	1	—	6	(2)	5
Asset acquisitions	(39)	—	(5)	3	(41)
Decrease in restricted cash	34	—	—	—	34
Other transactions	(5)	—	(2)	7	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(194)	(11)	(250)	2	(453)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	—	—	166	—	166
Short term debt and overdrafts paid	(48)	—	(131)	—	(179)
Long term debt incurred	—	—	170	—	170
Long term debt paid	(85)	—	(101)	—	(186)
Debt issuance costs	—	—	—	—	—
Dividends paid	—	6	(273)	255	(12)
Other transactions	5	—	7	(7)	5

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(128)	6	(162)	248	(36)

Effect of exchange rate changes on cash and cash equivalents	—	1	38	—	39

Net Change in Cash and Cash Equivalents	(428)	(19)	(401)	—	(848)

Cash and Cash Equivalents at Beginning of the Period	1,066	35	1,061	—	2,162

Cash and Cash Equivalents at End of the Period	$638	$16	$660	$—	$1,314

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2005
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	$7	$(23)	$398	$(196)	$186

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(148)	(9)	(223)	(5)	(385)
Asset dispositions	140	2	11	(7)	146
Asset acquisitions	—	—	(7)	7	—
Increase in restricted cash	(64)	—	—	—	(64)
Other transactions	7	(1)	(95)	107	18

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(65)	(8)	(314)	102	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	—	4	147	—	151
Short term debt and overdrafts paid	(4)	—	(109)	—	(113)
Long term debt incurred	1,922	—	349	—	2,271
Long term debt paid	(1,970)	(1)	(411)	—	(2,382)
Debt issuance costs	(67)	—	—	—	(67)
Dividends paid	—	—	(223)	199	(24)
Other transactions	5	—	105	(105)	5

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(114)	3	(142)	94	(159)

Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)

Net Change in Cash and Cash Equivalents	(172)	(28)	(104)	—	(304)

Cash and Cash Equivalents at Beginning of the Period	1,004	50	901	—	1,955

Cash and Cash Equivalents at End of the Period	$832	$22	$797	$—	$1,651

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
     In the third quarter and nine months ended September 30, 2006 we recorded net (loss) income of $(48) million and $28 million, respectively, compared to net income of $142 million and $279 million in the comparable periods of 2005. In addition, in the third quarter and first nine months of 2006 our total segment operating income was $313 million and $891 million, respectively, compared to $330 million and $938 million in the comparable periods of 2005. See “Results of Operations — Segment Information” for additional information. Our performance in the third quarter was adversely impacted by reduced volume resulting primarily from lower demand for consumer replacement tires and reduced private label sales in the North American Tire market.
     In North American Tire, segment operating income decreased from $58 million in the third quarter of 2005 to $19 million in the third quarter of 2006 driven by reduced volume primarily in the consumer replacement market as well as our decision to exit certain wholesale private label businesses.
     Other developments impacting our business:
•	Union contract negotiations. On July 22, 2006, our master collective bargaining agreement with the United Steelworkers (“USW”) expired. On October 5, 2006, the USW declared a strike involving approximately 12,800 workers at sixteen of our plants in the United States and Canada which continues as of the date of this filing. We have implemented contingency plans in North America during the strike in order to maintain service for our customers, including increasing production at our non-USW tire facilities, increasing the number of tires we import and adding temporary workers. We continue to operate plants affected by the strike at reduced levels of production and remain willing to negotiate with the USW regarding the terms of a new collective bargaining agreement. However, if the strike continues for an extended period and we are unable to mitigate its impact through actions we take, our business may be impacted by various factors including, difficulty serving our customers and meeting demand for certain product lines and a reduction of liquidity, any of which could have a material adverse affect on our results of operations and financial condition. During the initial few weeks of the strike, we estimate the strike decreased operating income by $30 million to $35 million per week, with most of the decrease impacting North American Tire. To date, the strike has not had a negative impact on cash flow. However, in the event of an extended strike, we expect our cash flow will be negatively impacted as sales decline due to reduced product availability.
•	Closure of Tyler, Texas Facility. In connection with the previously announced plan to exit certain segments of the private label tire manufacturing and distribution business in North America, we announced our plan to close our Tyler, Texas tire manufacturing facility. We expect the closure of the Tyler facility to be completed in the second quarter of 2007 and estimate the charges associated with the closure to be between $155 million and $165 million. This estimate includes non-cash charges of approximately $80 million related to pension and retiree medical costs, approximately $35 million related to accelerated depreciation and asset write-offs, and severance related and other cash charges of between $40 million and $50 million. We recorded $107 million of the charges related to the closure in the third quarter of 2006. When complete, the closure of the Tyler facility is expected to generate annual cost savings of approximately $50 million.
•	Raw material costs. In the third quarter our raw material costs increased approximately 17% compared to the prior year. As a company, we were unable to offset raw material cost increases with pricing actions and improved mix in the first nine months of 2006. We expect that raw material costs for the entire year will increase approximately 15% to 16% compared to 2005. While the prices of both natural rubber and oil fell during the third quarter, there is generally a 3 month to 6 month lag before changes in raw material prices have an impact on our Cost of Goods Sold.

•	Pension funding requirements. As a result of the passage of pension reform legislation in the U.S., we have revised our estimates of the amounts that we will be required to contribute to our domestic pension plans. We now estimate that we will be required to make contributions to our domestic pension plans of approximately $550 million to $575 million in 2006, $550 million to $600 million in 2007, and $200 million to $250 million in 2008. In addition, as a result of the passage of legislation and the application of estimated discount and asset return rates, we currently expect that the unfunded amount of the projected benefit obligations for our pension plans could decrease to approximately $2.2 billion by year end from approximately $3.0 billion at December 31, 2005.
•	Asset Dispositions. During the third quarter of 2006, we agreed to sell our global tire fabric operations to Hyosung Corporation for approximately $80 million, pending government and regulatory approvals. Our tire fabric manufacturing plants and assets include operations in Decatur, Alabama; Utica, New York; Americana, Brazil; and Colmar-Berg, Luxembourg. These facilities employ approximately 1,000 people and produce and treat fabric that is used in our tires. In connection with the closing, we will enter into a multi-year supply agreement with the buyer under which we anticipate making purchases of approximately $350 million to $400 million in the first year.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2006 and 2005
Net sales in the third quarter of 2006 were $5,284 million, increasing $254 million or 5% from $5,030 million in the 2005 third quarter. Net loss of $48 million, or $0.27 per diluted share, was recorded in the 2006 third quarter compared to net income of $142 million, or $0.70 per diluted share, in the third quarter of 2005.
     Net sales in the third quarter of 2006 were favorably impacted by price and product mix of approximately $294 million, mainly in North American Tire, improved sales of approximately $136 million in other tire related businesses, primarily related to North American Tire’s chemical and T&WA businesses, and favorable translation impact of approximately $77 million, primarily in the European Union Segment. These were partially offset by decreased volume of approximately $193 million, primarily in North American Tire, and approximately a $61 million decrease in sales related to 2005 North American Tire divestitures.
     Worldwide tire unit sales in the third quarter of 2006 were 55.8 million units, a decrease of 2.6 million units, or 4.4% compared to the 2005 period. North American Tire volume decreased 3.1 million units, or 11.7%, while international unit sales increased 0.5 million units or 1.7%. The decrease in North American Tire was primarily related to a decline in consumer replacement volume of 2.3 million units due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment.
     Cost of goods sold (CGS) in the third quarter of 2006 was $4,329 million, an increase of $321 million, or 8% compared to $4,008 million in the third quarter of 2005, while increasing as a percentage of sales to 82% from 80% in the 2005 period. CGS in the third quarter of 2006 increased due to higher raw material costs of approximately $249 million, approximately $131 million of increased costs related to other tire related businesses, and product mix-related cost increases of approximately $66 million, mostly related to North American and European Union Tire. Also, increasing CGS was foreign currency translation of approximately $55 million, primarily in the European Union Tire Segment, higher unabsorbed fixed costs due to reduced production in North American Tire of approximately $29 million, and increased conversion costs of approximately $45 million, which included approximately $7 million of accelerated depreciation charges related to the closure of Washington, U.K. and Upper Hutt, New Zealand facilities. Decreasing CGS was lower volume of approximately $154 million, primarily in North American Tire, divestitures in 2005 of approximately $53 million, lower depreciation expense of approximately $13 million as a result of the increased estimated useful lives of our tire mold equipment and approximately $10 million as a result of a favorable settlement with a certain raw material supplier. Rationalization plans also created additional savings of approximately $10 million in the third quarter of 2006.

     Selling, administrative and general expense (SAG) was $671 million in the third quarter of 2006, compared to $707 million in 2005, a decrease of $36 million or 5%. The decrease was driven primarily by lower advertising expenses of approximately $26 million, mainly in North America and Europe, and lower wages and benefits of approximately $18 million, partially offset by approximately $8 million of stock-based compensation expense. Rationalization plans also created additional savings of approximately $5 million. Unfavorably impacting SAG was approximately $12 million of foreign currency translation. Included in 2005 was approximately $4 million in expenses related to the hurricanes. SAG as a percentage of sales was 13% in the third quarter of 2006, compared to 14% in the 2005 period.
     Other (income) and expense was $2 million of expense in the third quarter of 2006, a decrease of $37 million, compared to $35 million of income in the third quarter of 2005. The decrease was primarily related to $25 million of income from the sale of the Wingtack adhesive resins business in the North American Tire Segment in August 2005. Also, the third quarter of 2005 includes a $9 million gain from an insurance settlement with certain insurance companies related to environmental coverage.
     Minority interest in net income of subsidiaries for the three months ended September 30, 2006 was $19 million, a decrease of $6 million or 24%. The decrease was primarily related to lower net income in GDTE.
     For the third quarter of 2006, we recorded tax expense of $66 million on income before income taxes and minority interest in net income of subsidiaries of $37 million. Included in tax expense for the third quarter of 2006 was a net tax benefit of $3 million, which is primarily related to the favorable settlement of prior years’ tax liabilities. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the third quarter of 2005, we recorded tax expense of $71 million on income before income taxes and minority interest in net income of subsidiaries of $238 million. Included in tax expense for the third quarter of 2005 was a net tax benefit of $4 million primarily related to the favorable settlement of prior years’ tax liabilities.
Rationalization Activity
In connection with the previously announced plan to exit certain segments of the private label tire manufacturing and distribution business in North America, we announced a plan to close our Tyler, Texas tire manufacturing facility. The closure is expected to be completed in the second quarter of 2007. Additional rationalization actions in the third quarter of 2006 consisted primarily of plans to reduce selling, administrative and general expense through headcount reductions in North American Tire, European Union Tire and Eastern Europe Tire. During the third quarter of 2006, $138 million of net charges were recorded and were comprised of $133 million of associate related costs and $5 million primarily for non-cancelable lease costs for plans initiated in 2006. The $133 million of associate related costs consisted of approximately $53 million of cash charges primarily for severance related costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. Additionally, in the third quarter $1 million of associate-related costs were recorded for a plan initiated in 2005 and $1 million of reversals were recorded for actions no longer needed for their originally-intended purpose. Upon completion of the third quarter 2006 plans, we estimate that annual operating costs will be reduced by approximately $70 million (approximately $56 million CGS and approximately $14 million SAG).
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Nine Months Ended September 30, 2006 and 2005
Net sales in the first nine months of 2006 were $15,282 million, increasing $493 million or 3% from $14,789 million in the first nine months of 2005. Net income of $28 million, or $0.16 per diluted share, was recorded in the first nine months of 2006 compared to $279 million, or $1.39 per diluted share, in the first nine months of 2005.
     Net sales in the first nine months of 2006 were favorably impacted by price and product mix of approximately $798 million, improved sales of approximately $307 million in other tire related businesses, and approximately $63 million in favorable foreign currency translation primarily in the Latin American Tire Segment. These were offset by decreased volume of approximately $466 million, primarily in North American Tire and approximately $211 million of sales related to 2005 North American Tire divestitures.

     Worldwide tire unit sales in the first nine months of 2006 were 163.8 million units, a decrease of 6.9 million units, or 4.0% compared to the 2005 period primarily in North America. The change was driven by a decrease of 4.9 million units, or 4.4%, in consumer replacement units, primarily in North American Tire, a decrease by 1.0 million units or 2.3% in consumer OE and 0.8 million unit decline due to the Farm Tire divestiture.
     Cost of goods sold (CGS) in the first nine months of 2006 was $12,478 million, an increase of $706 million, or 6% compared to $11,772 million in the first nine months of 2005, while increasing as a percentage of sales to 82% from 80% in the 2005 period. CGS in the first nine months of 2006 increased due to higher raw material costs of approximately $644 million, product mix-related cost increases of approximately $238 million, mostly related to North American Tire and European Union Tire, and approximately $270 million of increased costs related to other tire related businesses. Also increasing CGS was approximately $119 million of higher conversion costs mainly in North American Tire and European Union Tire, which included approximately $52 million of accelerated depreciation primarily related to the closure of the Washington, United Kingdom and Upper Hutt, New Zealand facilities. Higher unabsorbed fixed costs due to reduced production in North American Tire of approximately $38 million and foreign currency translation of approximately $14 million also increased CGS. CGS was decreased by lower volume, primarily in North American Tire, and divestitures in 2005 of approximately $392 million and $174 million, respectively. Also reducing CGS was lower depreciation expense of approximately $16 million as a result of the increased estimated useful lives of our tire mold equipment, pension plan curtailment gain in Brazil of approximately $15 million, approximately $46 million related to favorable settlements with certain raw material suppliers and approximately $16 million in savings from rationalization plans.
     Selling, administrative and general expense (SAG) was $2,042 million in the first nine months of 2006, compared to $2,139 million in 2005, a decrease of $97 million or 5%. The decrease was driven primarily by lower advertising expenses of approximately $55 million, primarily in the European Union and North American Tire Segments, and lower general and product liability expenses of approximately $11 million. SAG in 2006 benefited from approximately $12 million in savings from rationalization programs and lower wage and benefit expenses of approximately $30 million, partially offset by stock-based compensation expense of approximately $15 million. In 2005 charges of approximately $4 million were related to the hurricanes. SAG as a percentage of sales was 13% in the first nine months of 2006, compared to 14% in the 2005 period.
     Other (income) and expense was $30 million of income for the nine months of 2006, an increase of $25 million, compared to $5 million of income for the nine months of 2005. The improvement was related to $15 million of income resulting from the favorable resolution of a legal matter in Latin American Tire and $69 million in lower financing fee expenses. The 2005 financing fees included $47 million of debt issuance costs written-off in connection with our refinancing activities during the third quarter of 2005 and $22 million of higher fee levels. Also, in the first nine months of 2006, interest income increased $11 million due to higher investment levels coupled with higher interest rates. The 2005 period also included a $43 million gain from insurance settlements with certain insurance companies primarily related to environmental coverage and $25 million of income from the sale of the Wingtack adhesive resins business.
     Minority interest in net income of subsidiaries for the nine months ended September 30, 2006 was $42 million, a decrease of $37 million or 47%. The decrease was primarily related to lower net income in GDTE.
     For the first nine months of 2006, we recorded tax expense of $195 million on income before income taxes and minority interest in net income of subsidiaries of $265 million. Included in tax expense for the first nine months was a net tax benefit of $10 million, which is primarily related to the favorable settlement of prior years’ tax liabilities, and a benefit from enacted tax law changes. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first nine months of 2005, we recorded tax expense of $223 million on income before income taxes and minority interest in net income of subsidiaries of $581 million.
     Effective April 1, 2006, we increased the estimated useful lives of our tire mold equipment for depreciation purposes. We expect a benefit for the full year of 2006 to be approximately $25 million ($20 million after-tax or $0.10 per share) as a result of this change.

Rationalization Activity
For the first nine months of 2006, $213 million of net charges were recorded. New charges of $217 million were comprised of $213 million for plans initiated in 2006 and $4 million for plans initiated in 2005 for associate-related costs. The $213 million of new charges for 2006 plans consisted of $202 million of associate-related costs and $11 million primarily for non-cancelable lease costs. The $202 million of associate related costs consisted of approximately $122 million related primarily to associate related severance costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. The first nine months of 2006 includes the reversal of $4 million of reserves for actions no longer needed for their originally-intended purposes.
     For the first nine months of 2005, $4 million of net reversals of reserves were recorded, which included $15 million of reversals for rationalization actions no longer needed for their originally-intended purposes. These reversals were partially offset by $11 million of new rationalization charges. The $15 million of reversals consisted of $9 million of associate-related costs for plans initiated in 2004 and 2003, and $6 million primarily for non-cancelable leases that were exited related to plans initiated before 2002. The $11 million of charges primarily represent associate-related costs and included $2 million for plans initiated in 2004.
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
     Total segment operating income was $313 million in the third quarter of 2006, decreasing from $330 million in the third quarter of 2005. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2006 was 5.9%, compared to 6.6% in the third quarter of 2005.
     In the first nine months of 2006, total segment operating income was $891 million, decreasing from $938 million in the first nine months of 2005. Total segment operating margin in the first nine months of 2006 was 5.8%, compared to 6.3% in the first nine months of 2005.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income as determined in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Refer to Note 9, Business Segments, for further information and for a reconciliation of total segment operating income to Income before income taxes.

North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	23.5	26.6	(3.1)	(11.7)%	70.4	77.2	(6.8)	(8.8)%
Net Sales	$2,432	$2,370	$62	3%	$7,011	$6,804	$207	3%
Segment Operating Income	19	58	(39)	(67)%	68	124	(56)	(45)%
Segment Operating Margin	0.8%	2.4%			1.0%	1.8%
Three Months Ended September 30, 2006 and 2005
North American Tire unit sales in the 2006 third quarter decreased 3.1 million units or 11.7% from the 2005 period. The decrease was primarily related to a decline in replacement volume of 2.6 million units or 13.5% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment following our prior decision to exit the wholesale private label business. Also, OE volume decreased 0.5 million units or 7.0% driven by lower vehicle production. Included in the replacement volume decrease was 0.2 million units due to the Farm Tire divestiture.
     Net sales increased $62 million or 3% in the third quarter of 2006 from the 2005 period due primarily to increased sales in chemical and other tire related businesses of approximately $150 million, favorable price and product mix of approximately $134 million, driven by price increases to offset higher raw material costs, and favorable foreign currency translation of approximately $11 million. Lower volume from the weak consumer replacement market and exiting the wholesale private label business and divestitures in 2005 reduced sales by approximately $173 million and $61 million, respectively.
     Operating income decreased $39 million or 67% in the third quarter of 2006 from the 2005 period. The 2006 period was unfavorably impacted by increased raw material costs of approximately $108 million, higher unabsorbed fixed costs due to reduced production caused by the weak consumer replacement market and exiting the wholesale private label business of approximately $29 million, and decreased volume of approximately $20 million. Also unfavorably impacting operating income was increased conversion costs of $19 million and approximately $8 million of income related to divested businesses. These costs were offset in part by favorable price and product mix of approximately $103 million, lower SAG expenses of approximately $20 million, primarily due to approximately $7 million of lower advertising expenses and approximately $9 million of higher operating income from other tire related businesses. Included in 2005 operating income was approximately $10 million of costs associated with the hurricanes.
     Operating income did not include third quarter rationalization net charges of $110 million and $3 million in 2006 and 2005, respectively. Operating income also did not include third quarter net gain on asset sales of $28 million in 2005.
Nine Months Ended September 30, 2006 and 2005
North American Tire unit sales in the first nine months of 2006 decreased 6.8 million units or 8.8% from the 2005 period. The decrease was primarily related to a decline in replacement volume of 6.3 million units or 11.7% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment, partially offset by increased share of our higher value branded products. OE unit volume also decreased 0.5 million units or 1.9%. Included in the replacement unit volume decrease was 0.8 million units due to the Farm Tire divestiture.
     Net sales increased $207 million or 3% in the first nine months of 2006 from the 2005 period due primarily to favorable price and product mix of approximately $400 million, driven by price increases to offset higher raw material costs, increased sales in chemical and other tire related businesses of approximately $336 million, and translation of $26 million. Lower volume from the weak consumer replacement market and exiting the wholesale private label business and divestitures in 2005 reduced sales approximately $344 million and $211 million, respectively.

     Operating income decreased $56 million or 45% in the first nine months of 2006 from the 2005 period. The 2006 period was unfavorably impacted by increased raw material costs of approximately $280 million, increased conversion costs of approximately $62 million, and lower volume of approximately $39 million and approximately $33 million of income related to divested businesses. Operating income was also unfavorably impacted by higher unabsorbed fixed costs due to reduced production caused by the weak consumer replacement market and exiting the wholesale private label business of approximately $38 million. Partially offsetting these were favorable price and product mix of approximately $282 million, lower SAG expenses of $52 million, which includes approximately $11 million of reduced general and product liability costs, approximately $15 million of lower advertising expense and approximately $6 million of savings from rationalization plans. In addition, approximately $21 million of favorable settlements with certain raw material suppliers, and increased operating income in chemical and other tire related businesses of approximately $34 million favorably impacted operating income. Included in 2005 operating income was approximately $10 million of costs associated with the hurricanes.
     Operating income for the first nine months did not include rationalization net charges of $112 million in 2006 and net reversals of $6 million in 2005. Operating income also did not include net gains on asset sales of $36 million in the first nine months of 2005.
European Union Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	16.5	16.2	0.3	2.3%	47.8	48.1	(0.3)	(0.5)%
Net Sales	$1,263	$1,131	$132	12%	$3,647	$3,507	$140	4%
Segment Operating Income	81	80	1	1%	211	272	(61)	(22)%
Segment Operating Margin	6.4%	7.1%			5.8%	7.8%
Three Months Ended September 30, 2006 and 2005
European Union Tire segment unit sales in the 2006 third quarter increased 0.3 million units or 2.3% from the 2005 period. Replacement volume increased 0.7 million units or 6.1% due to stronger winter tire sales versus the prior year, which is partially attributable to a change in regulations in Germany, while OE volume decreased 0.4 million units or 8.2%, which is primarily due to a selective OE fitment strategy and a weak consumer OE market.
     Net sales in the third quarter of 2006 increased $132 million or 12% compared to the third quarter of 2005. Favorably impacting the 2006 period was improved price and product mix of approximately $58 million driven by price increases to offset higher raw material costs. Foreign currency translation of approximately $61 million and increased volume of approximately $23 million also favorably impacted the period. Other tire related businesses negatively impacted sales by approximately $10 million.
     For the third quarter of 2006, operating income increased $1 million or 1% compared to 2005 due to favorable price and product mix of approximately $30 million, and decreased SAG expenses of approximately $25 million primarily due to approximately $15 million of lower advertising expenses. Increased volume of approximately $6 million and lower research and development expenses of approximately $3 million also favorably impacted results. These improvements were offset primarily by higher raw material costs of approximately $66 million.
     Operating income in the third quarter of 2006 did not include approximately $2 million of accelerated depreciation related to the closure of the Washington, UK facility and rationalization net charges of $20 million in 2006 and $3 million in 2005.
Nine Months Ended September 30, 2006 and 2005
European Union Tire segment unit sales in the first nine months of 2006 decreased 0.3 million units or 0.5% from the 2005 period. Replacement unit sales increased 0.6 million units or 1.8% due to stronger winter tire sales versus the prior year which is partially attributable to a change in regulations in Germany. OE volume decreased 0.9 million units or 6.2% due to a selective OE fitment strategy and a weak consumer OE market.

     Net sales in the first nine months of 2006 increased $140 million or 4% compared to the first nine months of 2005. Price and product mix improved by approximately $195 million driven by price increases to offset higher raw material costs. Unfavorably impacting the 2006 period were lower sales in other tire related businesses of approximately $30 million, lower sales volume of approximately $16 million, largely due to lower OE volume in the consumer market, and foreign currency translation of approximately $10 million.
     For the first nine months of 2006, operating income decreased $61 million or 22% compared to 2005 due largely to higher raw material costs of approximately $161 million. Operating income was also adversely affected by approximately $31 million of higher conversion costs due to increased energy costs and lower production levels, lower sales volume of approximately $4 million, lower other tire related business’ income of approximately $4 million, and unfavorable foreign currency translation of approximately $2 million. Favorable price and product mix of approximately $85 million, lower SAG expenses of approximately $55 million due primarily to decreased advertising and approximately $6 million of favorable settlements with certain raw material suppliers partially offset these adverse factors.
     Operating income in the first nine months of 2006 did not include approximately $49 million of accelerated depreciation related to the closure of the Washington, UK facility. Operating income also did not include net rationalization charges of $59 million and $1 million and net gains on asset sales of $2 million and $4 million in 2006 and 2005, respectively.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	5.6	5.4	0.2	3.7%	15.3	14.9	0.4	2.3%
Net Sales	$430	$394	$36	9%	$1,153	$1,076	$77	7%
Segment Operating Income	77	64	13	20%	179	160	19	12%
Segment Operating Margin	17.9%	16.2%			15.5%	14.9%
Three Months Ended September 30, 2006 and 2005
Eastern Europe, Middle East and Africa Tire unit sales in the 2006 third quarter increased 0.2 million units or 3.7% from the 2005 period. Replacement unit sales increased 0.4 million units or 9.2% primarily due to market seasonality in Central Europe, with an offset in OE unit sales of 0.2 million units or 19.5%.
     Net sales increased $36 million or 9% in the 2006 third quarter compared to 2005. Favorably impacting the quarter was approximately $40 million of price and mix, due to price increases to recover high raw material costs and favorable product mix due to continued growth of high performance tire and premium brand sales and approximately $12 million of improved volume. Partially offsetting these were negative impacts in foreign currency translation of approximately $10 million and other tire related businesses of approximately $6 million.
     Operating income in the 2006 third quarter increased $13 million or 20% from the third quarter of 2005. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $27 million and increased volume of $3 million. Negatively impacting the 2006 period were higher raw material costs of approximately $17 million.
     Operating income did not include third quarter rationalization net charges of $3 million in 2006.
Nine Months Ended September 30, 2006 and 2005
Eastern Europe, Middle East and Africa Tire unit sales in the first nine months of 2006 increased 0.4 million units or 2.3% from the 2005 period. Replacement unit sales increased 0.5 million units or 4.4% due primarily to market seasonality in Central Europe, offset by a 0.1 million unit, or 6.3%, decline in OE.

     Net sales increased $77 million or 7% in the first nine months of 2006 compared to 2005. Price and mix increased approximately $67 million in the period, mainly due to price increases to recover high raw material costs and favorable product mix due to continued growth of high performance tire and premium brand sales. Improved volume of approximately $22 million also favorably impacted sales for the nine months in 2006. Unfavorable foreign currency translation of approximately $12 million negatively impacted sales.
     Operating income in the first nine months of 2006 increased $19 million or 12% from the 2005 period. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $46 million, approximately $7 million of foreign currency translation, increased volume of $7 million and lower research and development expenses of approximately $4 million. Partially offsetting these were higher raw material costs of approximately $44 million.
     Operating income did not include rationalization net charges of $12 million in the first nine months of 2006. Also, operating income for the first nine months did not include losses on the sale of assets of $1 million in 2005.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	5.3	5.0	0.3	6.3%	15.7	15.4	0.3	1.8%
Net Sales	$407	$372	$35	9%	$1,190	$1,101	$89	8%
Segment Operating Income	77	77	—	—	262	241	21	9%
Segment Operating Margin	18.9%	20.7%			22.0%	21.9%
Three Months Ended September 30, 2006 and 2005
Latin American Tire unit sales in the 2006 third quarter increased 0.3 million units or 6.3% from the 2005 period. OE unit sales increased 0.3 million units or 18.6% due to new business and increased market share.
     Net sales in the 2006 third quarter increased $35 million or 9% from the 2005 period. Net sales increased in 2006 due to increased volume of approximately $22 million, favorable impact of currency translation, mainly in Brazil, of approximately $9 million and favorable price and mix of approximately $6 million.
     Operating income in the third quarter of 2006 and 2005 was $77 million. Operating income was favorably impacted by price and mix of $13 million, foreign currency translation of approximately $7 million, and increased volume of $6 million. Offsetting these were increased raw material costs of approximately $26 million.
     Operating income did not include third quarter rationalization net charges of $1 million in 2006.
Nine Months Ended September 30, 2006 and 2005
Latin American Tire unit sales in the first nine months of 2006 increased 0.3 million units or 1.8%. OE volume increased 0.5 million units or 13.2% due to new business and increased market share. Replacement units decreased 0.2 million units or 2.4% due primarily to slow economic growth, mainly in Brazil.
     Net sales in the first nine months of 2006 increased $89 million or 8% from the 2005 period. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $56 million, increased volume of approximately $19 million, and improved mix of approximately $16 million.
     Operating income in the first nine months of 2006 increased $21 million or 9% from the same period in 2005. Operating income was favorably impacted by currency translation of approximately $40 million, approximately $35 million in improved price and mix, a pension plan curtailment gain of approximately $17 million, and improved volume of $6 million. Partially offsetting these were increased raw material costs of approximately $73 million.

     Operating income in the first nine months of 2006 did not include rationalization net charges of $1 million.
Asia Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Tire Units	4.9	5.2	(0.3)	(6.2)%	14.6	15.1	(0.5)	(3.2)%
Net Sales	$380	$356	$24	7%	$1,110	$1,065	$45	4%
Segment Operating Income	28	24	4	17%	78	63	15	24%
Segment Operating Margin	7.4%	6.7%			7.0%	5.9%
Three Months Ended September 30, 2006 and 2005
Asia Pacific Tire unit sales in the 2006 third quarter decreased 0.3 million units or 6.2% from the 2005 period. Replacement unit sales decreased 0.3 million units or 8.2% due to strategic share reduction in the lower value segment.
     Net sales in the 2006 third quarter increased $24 million or 7% compared to the 2005 period due to favorable price and product mix of approximately $48 million, and approximately $2 million of favorable foreign currency translation. Partially offsetting these was decreased volume of approximately $26 million.
     Operating income in the third quarter of 2006 increased $4 million or 17% compared to the 2005 period due to improved price and product mix of approximately $36 million. Unfavorably impacting operating income was approximately $22 million of increased raw material costs, lower volume of approximately $7 million and approximately $2 million of increased conversion costs.
     Operating income in the third quarter of 2006 did not include approximately $5 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility. Operating income did not include third quarter rationalization net charges of $2 million in 2006.
Nine Months Ended September 30, 2006 and 2005
Asia Pacific Tire unit sales in the first nine months of 2006 decreased 0.5 million units or 3.2% from the 2005 period. Replacement unit sales decreased 0.7 million units or 6.3% due to strategic share reduction in the lower value segment. This was partially offset by increased OE volume of 0.2 million units or 3.7%.
     Net sales in the first nine months of 2006 increased $45 million or 4% compared to the 2005 period due to favorable price and product mix of approximately $88 million. This was offset in part by decreased volume of approximately $31 million and unfavorable foreign currency translation of approximately $12 million.
     Operating income in the first nine months of 2006 increased $15 million or 24% compared to the 2005 period due to improved price and product mix of approximately $87 million and approximately $2 million in favorable settlements with certain raw material suppliers. Unfavorably impacting operating income was approximately $60 million of increased raw material costs, decreased volume of approximately $8 million and approximately $6 million of higher SAG costs due to development of our branded retail and global sourcing infrastructure in China.
     Operating income in first nine months of 2006 did not include approximately $5 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility. Operating income did not include rationalization net charges of $26 million in 2006 and net reversals of $2 million in 2005.
     See Note 10, Asset Acquisition for a discussion of the acquisition of the remaining interest in SPT in January 2006.

Engineered Products

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2006	2005	Change	Change	2006	2005	Change	Change
Net Sales	$372	$407	$(35)	(9)%	$1,171	$1,236	$(65)	(5)%
Segment Operating Income	31	27	4	15%	93	78	15	19%
Segment Operating Margin	8.3%	6.6%			7.9%	6.3%
Three Months Ended September 30, 2006 and 2005
Engineered Products sales decreased $35 million or 9% in the third quarter of 2006 from 2005 due to decreased volume of approximately $51 million, primarily related to anticipated declines in military sales. Positively impacting sales were improved price and mix of approximately $8 million and the favorable effect of currency translation of approximately $4 million.
     Operating income increased $4 million or 15% in the third quarter of 2006 compared to the 2005 period due primarily to a favorable settlement with a certain raw material supplier of approximately $10 million, improved price and mix of approximately $8 million and approximately $3 million of favorable SAG due to lower bad debt expenses. Operating income was negatively impacted by higher raw material costs of approximately $10 million and unfavorable volume of approximately $8 million.
     Operating income in the third quarter did not include net rationalization charges of $1 million and $3 million in 2006 and 2005, respectively.
Nine Months Ended September 30, 2006 and 2005
Engineered Products sales decreased $65 million or 5% in the first nine months of 2006 from 2005 due to decreased volume of approximately $116 million, related to anticipated declines in military sales, offset partially by higher sales in the industrial channel. Positively impacting sales were improved price of approximately $32 million and the favorable effect of currency translation of approximately $15 million.
     Operating income increased $15 million or 19% in the first nine months of 2006 compared to the 2005 period due primarily to improved price and mix of approximately $32 million, approximately $16 million in favorable settlements with certain raw material suppliers and lower conversion costs of approximately $5 million, including approximately $3 million of savings from rationalization programs. Also favorably impacting operating income was approximately $5 million in reduced SAG expenses, approximately $2 million related to a pension plan curtailment gain in Brazil, and approximately $2 million in favorable foreign currency translation. Operating income was negatively impacted by higher raw material costs of approximately $32 million, and approximately $21 million of lower volume primarily in the military channel.
     Operating income did not include net rationalization charges of $3 million for the first nine months of 2006 and 2005.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, we had $1,314 million in cash and cash equivalents as well as $1,589 million of unused availability under our various credit arrangements, compared to $2,162 million and $1,677 million at December 31, 2005, respectively. Cash and cash equivalents decreased primarily due to funding of working capital requirements. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At September 30, 2006, cash balances totaling $207 million were subject to such restrictions, compared to $241 million at December 31, 2005.

      In October 2006, we borrowed an aggregate of $975 million under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility. The draws were made in order to provide additional cash in the event the duration of the USW strike was longer than anticipated. As a result of these borrowings, our cash and cash equivalents increased $975 million and the unused availability under our various credit agreements decreased by $975 million. In the event of a reduction in inventory or accounts receivable due to the strike by the USW or otherwise, we may be required to repay a portion of our borrowings under the facility. If the strike has a negative impact on cash flow, we may also need to draw upon our cash reserves to fund expenses during the strike. If necessary, we will seek to mitigate the impact of these events through additional financings or by utilizing the proceeds of asset sales, if any.
OPERATING ACTIVITIES
Cash used in operating activities was $398 million in the first nine months of 2006, compared to cash provided by operating activities of $186 million in the comparable prior year period, a decrease of $584 million. The decrease in operating cash flows was driven by lower insurance recoveries of $177 million, lower net income of $251 million, higher pension contributions of $103 million, and higher working capital requirements of $97 million.
INVESTING ACTIVITIES
Cash used in investing activities of $453 million increased $168 million from the first nine months of 2005. The increase was primarily the result of a decrease in restricted cash of $98 million, acquisitions of $41 million and $66 million in additional capital expenditures. Capital expenditures are expected to be approximately $720 million in 2006, subject to the duration of the strike. This estimate includes expenditures for capitalized software of approximately $55 million, which are included in capital expenditures in our Consolidated Statements of Cash Flows, but are not treated as capital expenditures under our credit agreements.
     In 2005, we revised the classification for certain items, including changes in restricted cash, in our Consolidated Statements of Cash Flows. Restricted cash is presented as an investing activity.
FINANCING ACTIVITIES
Net cash used in financing activities was $36 million in the first nine months of 2006. Cash was used primarily for the repayment of our 5 3/8% Swiss franc bonds due 2006, which totaled $82 million net of a related currency exchange agreement and a cash use totaling approximately $50 million for the repayment of outstanding loans from Ansell to SPT in connection with our acquisition of the remaining 50% of SPT in January 2006. This was partially offset by a draw of $101 million on a German revolving credit facility. Net cash used in financing activities in the first nine months of 2005 was $159 million, and was primarily related to a net repayment of debt in conjunction with our April 8, 2005 refinancing, the issuance of $400 million in senior notes due in 2015 and the repayment of our 6 3/8% Euro Notes due in 2005.
Credit Sources
In aggregate, we had credit arrangements of $7,455 million available at September 30, 2006, of which $1,589 million were unused, compared to $7,511 million available at December 31, 2005, of which $1,677 million were unused.
$1.5 Billion First Lien Credit Facility
Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc. Our obligations under these facilities and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

     As of September 30, 2006, there were $500 million in letters of credit issued under the deposit-funded facility ($499 million at December 31, 2005) and $6 million in letters of credit issued under the revolving facility (no letters of credit were issued under the revolving credit facility at December 31, 2005). There were no borrowings under this facility at September 30, 2006 and at December 31, 2005.
      Subsequent to September 30, 2006, we borrowed an aggregate of $975 million under the revolving facility. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, with reserves which are subject to adjustment from time to time. Adjustments are based on the results of periodic collateral and borrowing base evaluations and appraisals. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to repay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. In the event of a reduction in inventory or accounts receivable due to the strike by the USW or otherwise, we may be required to repay a portion of our borrowings under the facility.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by second priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. At September 30, 2006 and December 31, 2005, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) a €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of September 30, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $194 million was fully drawn under the German term loan facilities ($183 million at December 31, 2005) and there were no borrowings under the European revolving credit facilities (no borrowings at December 31, 2005). As of September 30, 2006, $101 million was drawn under the German revolving credit facility (no borrowings as of December 31, 2005).
     For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note No. 10, Financing Arrangements and Derivative Financial Instruments, in our 2005 Form 10-K.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. subsidiaries and by our wholly-owned Canadian subsidiary, Goodyear Canada Inc., and are secured by third priority security interests in the same collateral securing the $1.5 billion asset-based credit facility. The facility, however, is not secured by any of the manufacturing facilities that secure the first and second lien facilities. As of September 30, 2006 and December 31, 2005, this facility was fully drawn.
Other Foreign Credit Facilities
At September 30, 2006, we had short-term committed and uncommitted bank credit arrangements totaling $480 million, of which $226 million were unused, compared to $399 million and $182 million at December 31, 2005. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance-Sheet)
GDTE and certain of its subsidiaries are a party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding, and is subject to customary annual renewal of back-up liquidity lines.

     As of September 30, 2006, and December 31, 2005, the amount available and fully-utilized under this program totaled $348 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, certain subsidiaries in Australia had transferred accounts receivable under other programs totaling $70 million and $67 million at September 30, 2006 and December 31, 2005, respectively. These amounts are included in Notes payable and overdrafts.
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
     The following table presents the calculation of EBITDA and Consolidated EBITDA for the three and nine month periods ended September 30, 2006 and 2005. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the restructured credit facilities, and do not reflect amounts as presented in the Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net (Loss) Income	$(48)	$142	$28	$279
Consolidated Interest Expense	107	103	314	306
U.S. and Foreign Taxes on Income	66	71	195	223
Depreciation and Amortization Expense	146	171	499	478

EBITDA	271	487	1,036	1,286

Credit Agreement Adjustments:
Other (Income) and Expense	2	(35)	(30)	(5)
Minority Interest in Net Income of Subsidiaries	19	25	42	79
Consolidated Interest Expense Adjustment	1	1	4	3
Rationalizations	138	9	213	(4)

Consolidated EBITDA	$431	$487	$1,265	$1,359

Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$1.5 Billion First Lien Credit Facility	BB	Ba1
$1.2 Billion Second Lien Term Loan Facility	B+	Ba3
$300 Million Third Lien Secured Term Loan Facility	B-	B2
European Facilities	B+	Ba1
$650 Million Senior Secured Notes due 2011	B-	B2
Corporate Rating (implied)	B+	B1
Senior Unsecured Debt	B-	—
Outlook	Negative	Negative
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB to B depending on facility) and our unsecured debt (“CCC+”). Fitch also has placed us on rating watch negative.
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

Recently Issued Accounting Standards
The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements but do not anticipate it will be material.
     The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact SFAS No. 156 will have on our consolidated financial statements but do not anticipate it will be material.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and a one-time adjustment to the opening balance of retained earnings as of January 1, 2007 will be required to reflect tax benefits not previously recognized and tax liabilities not previously recorded under historical practice. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will be applied prospectively for fiscal years ending after December 15, 2006. We are currently assessing the impact SFAS No. 158 will have on our consolidated financial statements and expect the adoption of SFAS No. 158 will result in a significant increase in our total liabilities and cause our total shareholders’ equity to be in a significant deficit position as of December 31, 2006 as a result of unrecognized gains and losses and costs and credits currently disclosed in the footnotes to our consolidated financial statements for the year ended December 31, 2005. In addition, we expect our current pension liability to decrease significantly and our non-current pension liability to increase significantly as a result of the adoption of SFAS No. 158. SFAS No. 158’s requirements related to our measurement date, which is currently December 31, 2005, will not impact us. We do not expect the adoption of SFAS No. 158 to impact covenants related to our financing arrangements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We are currently assessing the impact SAB 108 will have on our consolidated financial statements but do not anticipate it will be material.
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments as disclosed in our 2005 Form 10-K have been provided below. Items not included below can be found in the Commitments and Contractual Obligations Table in the 2005 Form 10-K.

	Expected Payments for the Year Ended December 31,
							2011 and
(In millions)	Total	2006	2007	2008	2009	2010	beyond
Pension Benefits (1)	$1,925	$675	$725	$225	$150	$150	(1)

(1)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2005. Although subject to change, the amounts set forth in the table for 2006 and 2007 represents the midpoint of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law, and the midpoint of our expected contributions to our funded non-U.S. pension plans. For years after 2007, the amounts shown in the table represent the midpoint of our estimated minimum funding requirement for our domestic defined benefit pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans.

The expected contributions for our domestic plans are based upon a number of assumptions, including an ERISA liability interest rate of 5.77% for 2006 and 6.29% for 2007, 6.35% for 2008, 6.43% for 2009 and 6.51% for 2010. Other significant assumptions include, but are not limited to
•	the timing of future retirements,

•	the amount and timing of asset returns, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-

term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used to separate interest rate risk management from debt funding decisions. At September 30, 2006, the interest rates on 46% of our debt were fixed by either the nature of the obligation or through the interest rate swap contracts. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
     The following table presents information at September 30:
Interest Rate Swap Contracts

(Dollars in millions)	2006	2005
Floating Rate Contracts:
Notional principal amount	$200	$200
Pay variable LIBOR	7.01%	5.22%
Receive fixed rate	6.63%	6.63%

Average years to maturity	0.2	1.2
Fair value — asset (liability)	$—	$2
Pro forma fair value — asset (liability)	(1)	1
The pro forma fair value assumes a 10% increase in variable market interest rates at September 30, 2006 and 2005, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
     Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Floating Rate Contracts:
Notional principal amount	$200	$200	$200	$200
Pay variable LIBOR	7.01%	5.22%	6.60%	4.70%
Receive fixed rate	6.63%	6.63%	6.63%	6.63%
The following table presents fixed rate debt information at September 30:
Fixed Rate Debt

(In millions)	2006	2005
Carrying amount — liability	$2,710	$2,874
Fair value — liability	2,840	2,952
Pro forma fair value — liability	2,910	3,027
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2006 and 2005, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
     The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds were hedged by currency swap agreements until the bonds matured in March 2006.

     Contracts hedging the Swiss franc bonds were designated as cash flow hedges until the bonds matured in March 2006. Contracts hedging short-term trade receivables and payables normally have no hedging designation.
     The following table presents foreign currency contract information at September 30:

(In millions)	2006	2005
Fair value — asset (liability)	$2	$45
Pro forma change in fair value	(40)	(61)
Contract maturities	10/06-10/19	10/05-10/19
We were not a party to any foreign currency option contracts at September 30, 2006 or 2005.
     The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2006	2005
Fair value — asset (liability):
Swiss franc swap-current	$—	$42
Other-current asset	3	5
Other — long term assets	1	1
Other — current liability	(2)	(3)
Other — long term liability	—	—
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in general market or economic conditions and the following:
•	although we recorded net income in 2004 and 2005 and through the first nine months of 2006, we cannot provide assurance that we will be able to achieve or sustain future profitability. Our future profitability is dependent upon, among other things, our ability to successfully implement our cost reduction strategies and improve the results of North American Tire, our largest segment;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	On October 5, 2006, the USW declared a strike involving approximately 12,800 workers at sixteen of our facilities in the United States and Canada. If the strike continues for an extended period and we are unable to mitigate its impact through contingency actions our business may be impacted by various factors including, difficulty serving our customers and meeting demand for certain product lines and a reduction of liquidity, any of which could have a material adverse affect on our results of operations and financial conditions;

•	our financial position, results of operations and liquidity could be materially adversely affected if we or one or more of our customers experience a labor strike, work stoppage or other similar difficulty in the future;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long-term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our operations;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (SRI) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of September 30, 2006 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2006, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 124,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2006, approximately 1,300 new claims were filed against us and approximately 1,400 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2006 was $4 million and $14 million, respectively. At September 30, 2006, there were approximately 124,300 claims pending against us relating to alleged asbestos-related diseases allegedly resulting from exposure to asbestos in products manufactured by us or in materials containing asbestos present in our facilities. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
     Reference is made to Item 3 of Part I of our 2005 Form 10-K and Item 1 of Part II of our Form 10-Qs for the periods ended March 31, 2006 and June 30, 2006 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2005 Form 10-K includes a detailed discussion of our risk factors. These risk factors were amended or updated in our Form 10-Qs for the period ended March 31, 2006 and June 30, 2006. The information presented below further amends and updates our risk factors and should be read in conjunction with these prior disclosures.
     Due to the passage of the U.S. pension reform legislation during the quarter, the risk factor titled “Our pension plans are significantly underfunded and our required contributions to these plans are expected to increase” has been updated as set forth below:
The underfunding levels of our pension plans and our pension expenses could materially increase.
Substantially all of our U.S. and many of our of our non-U.S. employees participate in defined benefit pension plans. In previous periods, we have experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2007 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $2 billion and $1 billion at December 31, 2005, respectively, and we currently estimate that we will be required to make contributions to our domestic pension plans of approximately $550 million to $575 million in 2006, $550 million to $600 million in 2007, and $200 million to $250 million in 2008. A material increase in the underfunded status of the plans could significantly increase our required contributions and pension expenses and reduce our profitability.
     Due to the recent strike by the United Steelworkers the following risk factor has been added:
If the strike by the United Steelworkers is of significant duration our business may suffer significant harm.
On July 22, 2006, our master collective bargaining agreement with the United Steelworkers (“USW”) expired. On October 5, 2006, the USW declared a strike involving approximately 12,800 workers at sixteen of our facilities in the United States and Canada. We have implemented contingency plans in North America during the strike in order to maintain service for our customers, including increasing production at our non-USW tire facilities, increasing the number of tires we import and adding temporary workers. We continue to operate plants affected by the strike at reduced levels of production and remain willing to negotiate with the USW regarding the terms of a new collective bargaining agreement. If the strike continues for an extended period, our business may be impacted by a variety of factors, including but not limited to:
•	difficulty in serving some of our customers, which would lead to reduced sales and could negatively impact our relationships with affected customers;

•	difficulty in meeting demand for certain of our product lines, particularly our premium branded tires, which would reduce our sales and margins;

•	difficulty in managing raw materials and other supplies;

•	difficulty or delay in implementing our cost reduction strategies in North America; and

•	a reduction in the borrowing base applicable to our $1.5 billion first lien credit facility, which could require us to repay borrowings we have made under that facility, which would result in a reduction of our liquidity.
If we are unable to successfully mitigate the impact of these and other factors, our results of operations and financial condition could be materially adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the quarter ended September 30, 2006. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock option or payment of stock unit award.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
7/1/06-7/31/06	—	$—	—	—
8/1/06-8/31/06	1,609	11.78	—	—
9/1/06-9/30/06	—	—	—	—
Total	1,609	$11.78	—	—

     ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on
Form 10-Q.
S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: November 9, 2006	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006
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