Form 10-K
period 2006-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2007-02-16
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Name of
Each Exchange
On Which
Title of Each Class	Registered

Common Stock, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑                         No ☐

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
Yes ☑                         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein or in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                         No ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock as of the closing of trading on June 30, 2006, was approximately $1,960,459,000.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2007:

180,255,012

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2007 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

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

We are one of the world’s leading manufacturers of tires and rubber products, engaging in operations in most regions of the world. Our 2006 net sales were approximately $20 billion and we had a net loss in 2006 of $330 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market several lines of power transmission belts, hoses and other rubber products for the transportation industry and various industrial and chemical markets, and rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate more than 1,800 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 96 manufacturing facilities in 28 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 77,000 associates worldwide.

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

RECENT DEVELOPMENTS

New master labor agreement with the United Steelworkers ends strike.

On December 28, 2006, members of the United Steelworkers (“USW”) ratified the terms of a new master labor agreement ending a strike by the USW that began on October 5, 2006. The new agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States. We expect to achieve an estimated $610 million in cost savings through 2009 as a result of the agreement ($70 million, $240 million and $300 million in 2007, 2008 and 2009, respectively). In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”). The VEBA is intended to provide healthcare benefits for current and future USW retirees. As a result, we expect to be able to eliminate our postretirement healthcare (“OPEB”) liability related to such benefits. At December 31, 2006, this liability was approximately $1.2 billion. We have committed to contribute $1 billion, to the VEBA, which will consist of at least $700 million in cash with the remaining $300 million to be in cash or shares of our common stock at our option. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action to be filed by the USW pursuant to the memorandum of understanding. The USW and we will seek the settlement of this action pursuant to a final judgment approving a non-opt out class-wide settlement covering current USW retirees that confirms the fairness and structure of the VEBA. For additional information concerning the new master labor contract and VEBA please see “Union Agreement” and “VEBA” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We estimate that the strike reduced our operating income by approximately $361 million in the fourth quarter. Approximately $313 million of this reduction impacted North American Tire with the remainder impacting Engineered Products. Although our facilities impacted by the strike are now operating at pre-strike capacity, we expect that the strike will impact results in 2007 due to reduced sales and unabsorbed fixed costs. As a result, we estimate that 2007 segment operating income will be negatively impacted by between $200 million to $230 million in North American Tire and $5 million to $10 million in Engineered Products. Most of this impact will occur in the first half of 2007.

Sale of Tire Fabric Operations

As part of our continuing effort to divest non-core businesses, on December 29, 2006, we completed the sale of our North American and Luxembourg tire fabric operations to Hyosung Corporation. The sale included three fabric converting mills in Decatur, Alabama; Utica, New York; and Colmar-Berg, Luxembourg. We received approximately $77 million for the net assets sold and recorded a gain in the fourth quarter of 2006 of approximately $9 million ($8 million after-tax) on the sale, subject to post closing adjustments. We also have entered into an agreement to sell our facility in Americana, Brazil to Hyosung Corporation, pending government and regulatory approvals, for approximately $3 million, subject to post closing adjustments. In addition, we entered into a multi-year supply agreement with Hyosung Corporation, under which we anticipate making purchases of approximately $350 million to $400 million in the first year.

Announced Plant Closures

In connection with our plan to exit certain segments of the private label tire manufacturing and distribution business in North America and to reduce high-cost manufacturing capacity, we announced a plan to close our Valleyfield, Quebec tire manufacturing operations. We expect to be substantially complete with the closure of the Valleyfield facility by the end of the second quarter of 2007 and estimate the charges associated with the closure to be between $115 million and $120 million ($165 million and $170 million after-tax). We recorded a charge of $58 million ($104 million after-tax) in the fourth quarter of 2006 in connection with our decision to close our tire manufacturing operations in Valleyfield. The closure of the Valleyfield tire facility is expected to generate annual cost savings of approximately $40 million.

We also announced plans to close our tire manufacturing facility located in Casablanca, Morocco. The closure is related to the liquidation of Goodyear Maroc, S.A., our Moroccan operating entity. We recorded a charge of $31 million related to the closure as of December 31, 2006. The closure of the facility is expected to generate annual cost savings of approximately $10 million.

New Product Introductions

At our North American dealer conference in early February 2007 we continued our transformation to a market-driven, consumer-focused company with the introduction of the Goodyear Eagle F1 All-Season high performance tire with carbon fiber and the Goodyear Wrangler SR-A with WetTrac Technology for the SUV and light truck market. In Europe, we launched the new Goodyear UltraGrip Extreme, which is targeted at the winter performance segment of the market, and the new Goodyear Eagle F1 Asymmetric tire, which is targeted at the high performance segment. We expect to introduce additional new tires in key market segments in 2007.

$1.0 Billion Senior Notes Offering

On November 21, 2006, we completed an offering of (i) $500 million aggregate principal amount of our 8.625% Senior Notes due 2011 (the “Fixed Rate Notes”), and (ii) $500 million aggregate principal amount of our Senior Floating Rate Notes due 2009. The Fixed Rate Notes were sold at par and bear interest at a fixed rate of 8.625% per annum. The Floating Rate Notes were sold at 99% of the principal amount and bear interest at a rate per annum equal to the six-month London Interbank Offered Rate, or LIBOR, plus 375 basis points. The Notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. A portion of the proceeds were used to repay at maturity $216 million principal amount of 6 5/8% Notes due December 1, 2006, and we also plan to use the proceeds to repay $300 million principal amount of 8 1/2% Notes maturing March 15, 2007. The remaining proceeds are to be used for other general corporate purposes.

Repayment of Borrowings under U.S. Revolving Credit Facility

In October 2006, we borrowed an aggregate of $975 million under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility. The draws were made in order to provide additional cash in the event the duration of the USW strike was longer than anticipated. Following the end of the strike, in January 2007, we repaid all remaining amounts outstanding under the revolving credit facility.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Segment Information

Our operating segments are North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire (collectively, the “Tire Segments”); and Engineered Products.

Financial Information About Our Segments

Financial information related to our operating segments for the three year period ended December 31, 2006 appears in the Note to the Consolidated Financial Statements No. 16, Business Segments.

General Information Regarding Tire Segments

Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles
•	trucks
•	buses
•	aviation
•	motorcycle
•	farm implements
•	earthmoving equipment
•	industrial equipment
•	various other applications.

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and in replacement markets worldwide. We manufacture and sell tires under the Goodyear brand, the Dunlop brand, the Kelly brand, the Fulda brand, the Debica brand, the Sava brand and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and heavy equipment tires,
•	manufacture and sell tread rubber and other tire retreading materials,
•	provide automotive repair services and miscellaneous other products and services, and
•	manufacture and sell flaps for truck tires and other types of tires.

The principal products of the Tire Segments are new tires for most applications. Approximately 84.2% of our Tire Segment’s sales in 2006 were for new tires, compared to 85.3% in 2005 and 84.5% in 2004. The percentages of each Tire Segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2006	2005	2004

North American Tire	87.4%	87.8%	87.9%
European Union Tire	89.7	89.5	87.4
Eastern Europe Tire	95.3	95.0	94.6
Latin American Tire	91.6	92.2	92.5
Asia Pacific Tire	81.0	80.7	82.2

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

Tire unit sales for each Tire Segment and for Goodyear worldwide during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

North American Tire	90.9	101.9	102.5
European Union Tire	63.5	64.3	62.8
Eastern Europe Tire	20.0	19.7	18.9
Latin American Tire	21.2	20.4	19.6
Asia Pacific Tire	19.4	20.1	19.5

Goodyear worldwide tire units	215.0	226.4	223.3

Our worldwide replacement and OE tire unit sales during the periods indicated were:

GOODYEAR WORLDWIDE ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	152.0	162.0	159.6
OE tire units	63.0	64.4	63.7

Goodyear worldwide tire units	215.0	226.4	223.3

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers.

We compete with other tire manufacturers on the basis of product design, performance, price, reputation, warranty terms, customer service and consumer convenience. Goodyear brand and Dunlop brand tires enjoy a high recognition factor and have a reputation for performance and quality. Kelly brand, Debica brand, Sava brand and various other house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.

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

Goodyear brand radial passenger tire lines sold in North America include Assurance with ComforTred Technology for the luxury market, Assurance with TripleTred Technology with broad market appeal, Eagle high performance and run-flat extended mobility technology (EMT) tires. Dunlop brand radial passenger tire lines sold in North America include SP Sport performance tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera including Fortera featuring TripleTred Technology and SilentAmor Technology. Goodyear also offers Dunlop brand radials for light trucks such as the Rover and Grandtrek lines. Additionally, North American Tire also manufactures and sells several lines of Kelly brand, other house brands and several lines of private brand radial passenger tires in the United States and Canada.

A full line of Goodyear brand all-steel cord and belt construction medium radial truck tires, the Unisteel series, is manufactured and sold for various applications, including long haul highway use and off-road service. In addition, various lines of Dunlop brand, Kelly brand, other house and private brand radial truck tires are sold in the United States and Canada.

Related Products and Services. North American Tire also:

•	retreads truck, aviation and heavy equipment tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 785 owned retail outlets,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from 185 Goodyear operated Wingfoot Commercial Centers,
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information

North American Tire distributes and sells tires throughout the United States and Canada. Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	61.6	71.2	70.8
OE tire units	29.3	30.7	31.7

Total tire units	90.9	101.9	102.5

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

We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having safety defects related to motor vehicle safety. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the

“TREAD Act”) imposes numerous requirements with respect to tire recalls. The TREAD Act also requires tire manufacturers to, among other things, remedy tire safety defects without charge for five years and conform with revised and more rigorous tire standards.

European Union Tire

European Union Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in Western Europe, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in 11 plants in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear that is 25% owned by Sumitomo Rubber Industries, Ltd. European Union Tire:

•	manufactures and sells Goodyear brand, Dunlop brand and Fulda brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires,
•	sells Debica brand and Sava brand passenger, truck and farm tires manufactured by the Eastern Europe Tire Segment,
•	sells new aviation tires, and manufactures and sells retreaded aviation tires,
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at owned retail outlets, and
•	provides miscellaneous related products and services.

Markets and Other Information

European Union Tire distributes and sells tires throughout Western Europe. Replacement and OE tire unit sales for European Union Tire during the periods indicated were:

EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	46.0	46.0	43.9
OE tire units	17.5	18.3	18.9

Total tire units	63.5	64.3	62.8

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

Goodyear brand and Dunlop brand tires are sold in several replacement markets served by European Union Tire through various channels of distribution, principally independent multi brand tire dealers. In some markets, Goodyear brand tires, as well as Dunlop brand, Fulda brand, Debica brand and Sava brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 280 are owned by Goodyear.

Eastern Europe, Middle East And Africa Tire

Our Eastern Europe, Middle East and Africa Tire segment (“Eastern Europe Tire”) manufactures and sells passenger, truck, farm, and construction equipment tires in Eastern Europe, the Middle East and Africa. Eastern

Europe Tire manufactures tires in six plants in Morocco, Poland, Slovenia, South Africa and Turkey. The Morocco tire plant closed effective January 2007. Eastern Europe Tire:

•	maintains sales operations in most countries in Eastern Europe (including Russia), the Middle East and Africa,
•	exports tires for sale in Western Europe, North America and other regions of the world,
•	provides related products and services in certain markets,
•	manufactures and sells Goodyear brand, Debica brand, Sava brand and Fulda brand tires and sells Dunlop brand tires manufactured by European Union Tire,
•	sells new and retreaded aviation tires,
•	provides various retreading and related services for truck and heavy equipment tires,
•	sells automotive parts and accessories, and
•	provides automotive repair services at owned retail outlets.

Markets and Other Information

Eastern Europe Tire distributes and sells tires in most countries in Eastern Europe, the Middle East and Africa. Replacement and OE tire unit sales by Eastern Europe Tire during the periods indicated were:

EASTERN EUROPE TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	16.4	15.8	15.4
OE tire units	3.6	3.9	3.5

Total tire units	20.0	19.7	18.9

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

Goodyear brand tires are sold by Eastern Europe Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear brand, Dunlop brand, Fulda brand, Debica brand and Sava brand tires are sold through regional distributors and multi brand dealers. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers. In South Africa and sub-Saharan Africa, tires are also sold through a chain of approximately 145 retail stores operated by Goodyear primarily under the trade name Trentyre.

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

Latin American Tire manufactures and sells several lines of passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck tires,
•	retreads, and provides various materials and related services for retreading, truck and aviation tires,
•	manufactures other products, including off-the-road tires,
•	manufactures and sells new aviation tires, and
•	provides miscellaneous other products and services.

Markets and Other Information

Latin American Tire distributes and sells tires in most countries in Latin America. Replacement and OE tire unit sales by Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	14.9	15.0	15.0
OE tire units	6.3	5.4	4.6

Total tire units	21.2	20.4	19.6

Asia Pacific Tire

Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm and construction equipment and the aviation industry throughout the Asia Pacific markets. Asia Pacific Tire manufactures tires in 10 plants in Australia, China, India, Indonesia, Japan, Malaysia, Philippines, Taiwan and Thailand. Asia Pacific Tire also:

•	retreads truck and aviation tires,
•	manufactures tread rubber and other tire retreading materials for truck and aviation tires, and
•	provides automotive maintenance and repair services at company owned retail outlets.

In January 2006, Goodyear completed the purchase of the remaining 50% of South Pacific Tyres, an Australian Partnership, and South Pacific Tyres N.Z. Limited, a New Zealand company (together “SPT”) resulting in SPT becoming a wholly-owned subsidiary of Goodyear. SPT is the largest tire manufacturer in Australia, with one tire manufacturing plant and 15 retread plants. SPT sells Goodyear brand, Dunlop brand and other house and private brand tires through its chain of approximately 425 retail stores, commercial tire centers and independent dealers. For further information about SPT, refer to the Notes to the Consolidated Financial Statements No. 8, Investments.

Markets and Other Information

Asia Pacific Tire distributes and sells tires in most countries in the Asia Pacific region. Tire sales to replacement and OE customers served by Asia Pacific Tire during the periods indicated were:

ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2006	2005	2004

Replacement tire units	13.1	13.9	14.5
OE tire units	6.3	6.2	5.0

Total tire units	19.4	20.1	19.5

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

Engineered Products manufactures products at 8 plants in the United States and 23 plants in Australia, Brazil, Canada, Chile, China, Czech Republic, France, Mexico, Slovenia, South Africa and Venezuela.

Markets and Other Information

Engineered Products sells its products to the military, manufacturers of vehicles and various industrial products and to independent wholesale distributors. Numerous major firms participate in the various markets served by Engineered Products. There are several suppliers of automotive belts and hose products, air springs, engine mounts and other rubber components for motor vehicles. Engineered Products is a significant supplier of these products, and is also a leading supplier of conveyor and power transmission belts and industrial hose products. The principal competitors of Engineered Products include Bridgestone, Conti-Tech, Cooper Standard, Dana, Fenner, Gates, Habasit, Mark IV, Trelleborg, Tokai/DTR, and Unipoly.

These markets are highly competitive, with quality, service and price all being significant factors to most customers. Engineered Products believes its products are considered to be of high quality and are competitive in price and performance.

We have announced that we are exploring the sale of our Engineered Products business.

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

Significant quantities of steel wire are used for radial tires a portion of which we produce. Other important raw materials we use are carbon black, pigments, chemicals and bead wire. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We also use nylon and polyester yarns, a substantial portion of which we plan to purchase from Hyosung Corporation pursuant to the terms of a supply agreement. Hyosung purchased our North American and Luxembourg tire fabric manufacturing operations in December 2006. We anticipate the continued availability of all raw materials we will require during 2007, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.

Substantial quantities of hydrocarbon-based chemicals and fuels are used in the production of tires and other rubber products, synthetic rubber, latex and other products. Supplies of chemicals and fuels have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

In 2006, raw material costs increased approximately $829 million, or 17%, in our tire businesses compared to 2005, primarily driven by a significant increase in the cost of natural rubber. Based on our current projections, we expect raw material costs to be flat in 2007. However, natural rubber prices have experienced significant volatility and this estimate could change significantly based on fluctuations in the cost of natural rubber or other key raw materials.

Patents and Trademarks

We own approximately 2,660 product, process and equipment patents issued by the United States Patent Office and approximately 5,520 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 630 applications for United States patents pending and approximately 3,800 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own or control or use approximately 1,810 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 10,850 registrations and 1,325 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear”, and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

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

Research and Development

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2006	2005	2004

Research and development expenditures	$359	$365	$364

These amounts were expensed as incurred.

Employees

At December 31, 2006, we employed approximately 77,000 people throughout the world, including approximately 30,000 persons in the United States. Approximately 12,200 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers, which expires in July 2009. In addition, approximately 880 of our employees in the United States were covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.

Compliance with Environmental Regulations

We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $36 million during 2007 and approximately $34 million during 2008.

We expended approximately $55 million during 2006, and expect to expend approximately $55 million during 2007 and $56 million during 2008 to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

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

INFORMATION ABOUT INTERNATIONAL OPERATIONS

We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 28 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Several engineered rubber products and certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2006 appears in the Note to the Consolidated Financial Statements No. 16, Business Segments, and is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive officers of the Company at February 16, 2007, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	59
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

Jonathan D. Rich	President, North American Tire	51
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

Arthur de Bok	President, European Union Business	44
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

Jarro F. Kaplan	President, Eastern Europe, Middle East and Africa Business	59
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

Eduardo A. Fortunato	President, Latin American Region	53
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

Name	Position(s) Held	Age

Pierre Cohade	President, Asia Pacific Region	45
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

Timothy R. Toppen	President, Engineered Products	51
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

Lawrence D. Mason	President, Consumer Tires, North American Tire	46
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

Richard J. Kramer	Executive Vice President and Chief Financial Officer	43
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

Joseph M. Gingo	Executive Vice President, Quality Systems and Chief Technical Officer	62
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

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	63
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

Name	Position(s) Held	Age

Charles L. Sinclair	Senior Vice President, Global Communications	55
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

Christopher W. Clark	Senior Vice President, Global Sourcing	55
Mr. Clark served in various managerial and financial posts until October 1, 1996, when he was appointed managing director of P.T. Goodyear Indonesia Tbk, a subsidiary of Goodyear. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Productos de Borracha Ltda, a subsidiary of Goodyear. On August 1, 2000, he was elected President, Latin American Tire. On November 4, 2003, Mr. Clark was named Senior Vice President, Global Sourcing. Mr. Clark is the executive officer responsible for coordinating Goodyear’s supply activities worldwide. Goodyear employee since 1973.

Kathleen T. Geier	Senior Vice President, Human Resources	50
Ms. Geier served in various managerial and human resources posts until July 1, 2002 when she was appointed and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities worldwide. Goodyear employee since 1978.

Darren R. Wells	Senior Vice President, Business Development and Treasurer	41
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

Thomas A. Connell	Vice President and Controller	58
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

William M. Hopkins	Vice President	62
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

Isabel H. Jasinowski	Vice President	58
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. Goodyear employee since 1981.

Gary A. Miller	Vice President	60
Mr. Miller served in various management and research and development posts until he was elected a Vice President effective November 1, 1992. Mr. Miller was elected Vice President and Chief Procurement Officer in May 2003. He is the executive officer primarily responsible for Goodyear’s purchasing operations worldwide. Goodyear employee since 1967.

No family relationship exists between any of the above executive officers or between the executive officers and any director or nominee for director of the Company.

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

If we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected.

Our business continues to be impacted by trends that have negatively affected the tire industry in general, including, industry overcapacity, which limits pricing power, increased competition from low-cost manufacturers, uncertain economic conditions in various parts of the world, high raw material and energy costs, weakness in the North American auto industry, and weakness in demand for consumer replacement tires in the U.S. and Europe. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension and postretirement benefit costs. In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve more than $1 billion in gross cost savings through 2008 through our four-point cost savings plan which includes expected savings from continuous improvement processes, increased Asian sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses. We also expect to achieve approximately $610 million in cost savings through 2009 as a result of our master labor agreement with the United Steelworkers. Approximately $75 million of these savings are related to the closure of our Tyler, Texas facility (which savings are also included as part of the capacity reduction element of our four-point cost savings plan).

Our performance is also dependent on our ability to continue to improve the proportion, or mix, of higher margin tires we sell. In order to continue this improvement, we must be successful in marketing and selling products that offer higher margins such as the Assurance, Eagle and Fortera lines of tires and in developing additional higher margin tires that achieve broad market acceptance in North America and elsewhere.

We cannot assure you that these cost reduction and other initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our financial condition and results of operations.

A significant aspect of our master labor agreement with the United Steelworkers (“USW”) is subject to court and regulatory approvals, which, if not received, could result in the termination and renegotiation of the agreement.

On December 28, 2006, members of the USW ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. The new agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”). We have agreed to make contributions to the VEBA. The VEBA is intended to provide healthcare benefits for current and future USW retirees. As a result, we expect to be able to eliminate our postretirement healthcare (“OPEB”) liability related to such benefits. At December 31, 2006, this OPEB liability was approximately $1.2 billion. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action to be filed by the USW pursuant to the memorandum of understanding. The USW and we will seek the settlement of this action pursuant to a final judgment approving a non-opt out class-wide settlement covering current USW retirees that confirms the fairness and structure of the VEBA. Following the District Court’s approval of this settlement, we plan to contribute $700 million in cash and an additional $300 million in either cash or our common stock, at our option. Despite our contributions to the VEBA, we will not be able to remove our liability for USW retiree healthcare benefits from our balance sheet until this settlement has received final judicial approval (including the exhaustion of all appeals, if any) and, if we have elected to fund $300 million of our contribution with our common stock, until we have obtained approval of the stock contribution from the U.S. Department of Labor. If the VEBA is funded but we are unable to remove this liability from our balance sheet (e.g., an approval of the District Court is reversed on appeal), we will not be able to terminate the VEBA and recover our contributions; rather, the funds in the VEBA shall be used to pay for USW retiree health and other permissible benefits and we will remain liable to pay those benefits. If the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement. In addition, if we do not receive the approval of the U.S. Department of Labor for any contribution of our common stock to the VEBA, we have the right to terminate the master labor agreement and reopen negotiations. If negotiations are reopened, we might be unable to achieve the cost reductions we expect to receive from the master labor agreement.

We face significant global competition and our market share could decline.

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper Tire, Pirelli, Toyo, Yokohama, Kumho, Hankook and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries. Our ability to compete successfully will depend, in significant part, on our ability to reduce costs by such means as reduction of excess capacity, leveraging global purchasing, improving productivity, elimination of redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

The underfunding levels of our pension plans and our pension expenses could materially increase.

Substantially all of our U.S. and many of our non-U.S. employees participate in defined benefit pension plans. In previous periods, we have experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2008 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $1,367 million and $1,077 million at December 31, 2006, respectively, and we currently estimate that we will be required to make contributions to our domestic pension plans of approximately $550 million to $575 million in 2007, and $200 million to $225 million in 2008. A material increase in the underfunded status of the plans could significantly increase our required contributions and pension expenses and impair our ability to achieve or sustain future profitability.

Higher raw material and energy costs may materially adversely affect our operating results and financial condition.

Raw material costs increased significantly over the past few years driven by increases in prices of oil and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results.

Pricing pressures from vehicle manufacturers may materially adversely affect our business.

Approximately 29% of the tires we sell are sold to vehicle manufacturers for mounting as OE. Pricing pressure from vehicle manufacturers has been a characteristic of the tire industry in recent years. Many vehicle manufacturers have policies of seeking price reductions each year. Although we have taken steps to reduce costs and resist price reductions, current and future price reductions could materially adversely impact our sales and profit margins. If we are unable to offset future price reductions through improved operating efficiencies and cost reductions, those price reductions may result in declining margins and operating results.

Pending litigation relating to our 2003 restatement could have a material adverse effect on our financial position, cash flows and results of operation.

A number of lawsuits were filed against us and certain of our current or former officers and directors following our October 2003 announcement regarding the restatement of our previously issued financial results. These actions were consolidated into three separate actions in the United States district Court for the Northern District of Ohio. Although the District Court has dismissed two of these actions (a purported securities class action alleging fraud and a derivative action), it has denied our motion to dismiss an action based on alleged breach of fiduciary duties under the Employee Retirement Income Security Act (“ERISA”). We intend to vigorously defend the ERISA action. However, we cannot currently predict or determine the outcome or resolution of this proceeding or the timing for its resolution, or reasonably estimate the amount, or potential range, of possible loss, if any. In addition to any damages that we may suffer, our management’s efforts and attention may be diverted from our ordinary business operations in order to address this action. The final resolution of this action could have a material adverse effect on our financial position, cash flows and results of operations.

Our long term ability to meet our obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results.

The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. Although we completed a major refinancing of our senior secured credit facilities on April 8, 2005, and issued $1 billion in senior unsecured notes in November 2006, we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.

Our access to the capital markets cannot be assured and is dependent on, among other things, the degree of success we have in implementing our cost reduction plans and improving the results of our North American Tire Segment. Future liquidity requirements also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. Our failure to access the capital markets or incur additional debt in the future could have a material adverse effect on our liquidity and operations, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and restructuring existing debt.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

We have a substantial amount of debt. As of December 31, 2006, our debt (including capital leases) on a consolidated basis was approximately $7.2 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our cost reduction initiatives and other strategies, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, including required pension contributions, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that were acceptable to us.

Any failure to be in compliance with any material provision or covenant of our debt instruments could have a material adverse effect on our liquidity and operations.

The indentures and other agreements governing our secured credit facilities, senior secured notes, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

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

Our capital expenditures are limited by our liquidity and capital resources and restrictions in our credit agreements. The amount Goodyear has available for capital spending is limited by the need to pay its other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. In addition, our credit facilities limit the amount of capital expenditures that we may make to $700 million in each year through 2010. The amounts of permitted capital expenditures may be increased with the proceeds of equity issuances. In addition, unused capital expenditures may be carried over into the next year. As a result of carryovers, our permitted capital expenditures for 2007 are $855 million, and we expect our capital expenditures in 2007 will be between $750 million and $800 million. Capital expenditures as defined in our borrowing agreements do not include capitalized software and include non-cash capital lease transactions and, accordingly, differ from capital expenditures reported in our Consolidated Statements of Cash Flows. We believe that our ratio of capital expenditures to sales is lower than the comparable ratio for our principal competitors.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2006, we had approximately $4.2 billion of variable rate debt outstanding.

We may incur significant costs in connection with asbestos claims.

We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2006, approximately 124,000 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. We may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $700 million in letters of credit under our $1.5 billion U.S. first lien credit facility. As of December 31, 2006, we had approximately $506 million in letters of credit issued under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

We are subject to extensive government regulations that may materially adversely affect our operating results.

We are subject to regulation by the Department of Transportation through the National Highway Traffic Safety Administration, or NHTSA, which has established various standards and regulations applicable to tires sold in the United States and tires sold in a foreign country that are identical or substantially similar to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having safety-related defects. NHTSA’s regulatory authority was expanded in November 2000 as a result of the enactment of the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act. The TREAD Act imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to conform with revised and more rigorous tire testing standards, once the revised standards are implemented. Compliance with the TREAD Act regulations has increased and will continue to increase the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position. Compliance with these and other Federal, state and local laws and regulations in the future may require a material increase in our capital expenditures and could materially adversely affect the Company’s earnings and competitive position.

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

The financial condition and results of operations of our international subsidiaries are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). For year ended December 31, 2006, we estimate that foreign currency translation favorably impacted sales and segment operating income by approximately $218 million and $66 million, respectively, compared to the year ended December 31, 2005. The volatility of currency exchange rates may materially adversely affect our operating results.

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

Although sales to our OE customers account for less than 20% of our net sales, demand for our products in the OE segment and production levels at our facilities are directly related to automotive vehicle production. Automotive production can be affected by labor relations issues. A number of major OE customers will be entering collective bargaining negotiations with their respective unionized workforces this year. The outcome of these negotiations is uncertain and it is possible that our OE customers could experience a labor strike, work stoppage or similar difficulty. Our OE customers could also experience a disruption in supply resulting from labor difficulties from suppliers. Such events may cause an OE customer to reduce or suspend vehicle production. In such an event, the affected OE customer could halt or significantly reduce purchases of our products, which would increase our production costs and harm our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We manufacture our products in 96 manufacturing facilities located around the world. There are 28 plants in the United States and 68 plants in 27 other countries.

North American Tire Manufacturing Facilities.  North American Tire owns (or leases with the right to purchase at a nominal price) and operates 23 manufacturing facilities in the United States and Canada. Included in the plants listed below are our facilities located in Tyler, Texas and Valleyfield, Quebec, which are expected to be closed in 2008 and 2007, respectively.

•	12 tire plants (9 in the United States and 3 in Canada),
•	1 steel tire wire cord plant,
•	4 chemical plants,
•	1 tire mold plant,
•	3 tire retread plants, and
•	2 aviation retread plants.

These facilities have floor space aggregating approximately 24.9 million square feet.

European Union Tire Manufacturing Facilities.  European Union Tire owns and operates 15 manufacturing facilities in 5 countries, including:

•	11 tire plants,
•	1 steel tire wire cord plant,
•	1 tire mold and tire manufacturing machines facility,
•	1 aviation retread plant, and
•	1 mix plant.

These facilities have floor space aggregating approximately 12.2 million square feet.

Eastern Europe, Middle East and Africa Tire Manufacturing Facilities.  Eastern Europe Tire owns and operates 6 tire plants in 5 countries, including our plant in Casablanca, Morocco which was closed in January 2007. These facilities have floor space aggregating approximately 7.6 million square feet.

Latin American Tire Manufacturing Facilities.  Latin American Tire owns and operates 9 manufacturing facilities in 5 countries including:

•	6 tire plants,
•	1 textile mill,
•	1 tire retread plant, and
•	1 aviation retread plant.

These facilities have floor space aggregating approximately 5.6 million square feet.

Asia Pacific Tire Manufacturing Facilities.  Asia Pacific Tire owns and operates 10 tire plants and 2 aviation retread plants in 9 countries. These facilities have floor space aggregating approximately 6.1 million square feet.

Engineered Products Manufacturing Facilities.  Engineered Products owns (or leases with the right to purchase at a nominal price) 31 facilities, 8 located within the United States and 23 international locations throughout 11 other countries. These facilities have floor space aggregating approximately 6.5 million square feet. Certain facilities manufacture more than one group of products. The facilities include:

In the United States, Mexico and Canada —

•	7 hose products plants
•	3 conveyor belting plants
•	3 molded rubber products plants
•	3 power transmission products plants
•	1 air springs plant

In Latin America —

•	1 air springs plant
•	3 hose products plants
•	1 power transmission products plant
•	2 conveyor belt plant
•	1 film plant

In Europe —

•	1 air springs plant
•	1 power transmission products plant
•	1 hose products plant

In Asia Pacific —

•	1 conveyor belting plant
•	1 hose products plant

In Africa —

•	1 conveyor belting and power transmission products plant

Plant Utilization.  Our worldwide tire capacity utilization rate was approximately 81% during 2006 compared to approximately 86% in 2005 and 88% in 2004. Four percentage points of the decrease in 2006 was as a result of the strike. We expect to have production capacity sufficient to satisfy presently anticipated demand for our tires and other products.

Other Facilities.  We also own and operate four research and development facilities and technical centers, and three tire proving grounds. We also operate approximately 1,830 retail outlets for the sale of our tires to consumers, approximately 64 tire retreading facilities and approximately 159 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 9, Properties and Plants and No. 10, Leased Assets.

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

Since the approval of the amended settlement by the Galanti court in October 2004 through the end of 2006, we have made an aggregate of $115 million of cash contributions to a settlement fund and will make additional contributions of $15 million and $20 million in 2007 and 2008, respectively. In addition to these payments, we contributed approximately $174 million received from insurance proceeds to the settlement fund. We do not expect to receive any additional insurance reimbursements for Entran II related matters.

Of the approximately 32 sites that remain opted-out of the settlement, two were the subject of Bloom et al. v. Goodyear (Case No. 05-CV-1317, United States District Court for the District of Colorado). On February 9, 2007, a jury awarded one of the Bloom plaintiffs $4.3 million in damages, 50% of which was allocated to us. No decision has been made with respect to the amount of prejudgment interest to be awarded to the plaintiff. A portion of the remaining opt-outs may file actions against us in the future. Although any liability resulting from Bloom, or the remaining opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement (which may be less than a claimant receives in an award of damages).

We expect that except for liabilities associated with three actions in which we have received adverse judgments that are currently on appeal, actions in which we have previously satisfied judgments, Bloom and the remaining sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.

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

Securities/ERISA Litigation

Following the announcement of a restatement of our financial statements in October 2003, a number of purported class action lawsuits were filed against us in the United States District Court for the Northern District of Ohio on behalf of purchasers of our common stock alleging violations of the federal securities laws. These lawsuits alleged, among other things, that Goodyear and the other named defendants violated federal securities laws by artificially inflating and maintaining the market price of Goodyear’s securities. Several derivative lawsuits were also filed by purported shareholders on behalf of Goodyear in the United States District Court for the Northern District of Ohio. The derivative actions alleged, among other things, breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions were based. Finally, several lawsuits were filed in the United States District Court for the Northern District of Ohio against Goodyear, The Northern Trust Company, and current and/or former officers of Goodyear asserting breach of fiduciary claims under the Employee Retirement Income Security Act (“ERISA”) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. Certain current and former directors and associates of Goodyear have since been added as defendants and the Northern Trust Company was subsequently dismissed without prejudice from this action. The plaintiffs’ claims in the ERISA actions arise out of the same events and circumstances upon which the securities class actions and derivative actions were based. All of these actions were consolidated into three separate actions in the United States District Court for the Northern District of Ohio. In 2004, the defendants filed motions to dismiss all three of the consolidated actions. The Court granted Goodyear’s motions to dismiss the purported securities class action and derivative actions in March 2006 and January 2007, respectively. In July 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary claims under ERISA. While Goodyear believes the ERISA claims are without merit and intends to vigorously defend them, it is unable to predict their outcome.

Asbestos Litigation

We are currently one of several defendants in civil actions involving approximately 124,000 claimants (as of December 31, 2006) relating to their alleged exposure to materials containing asbestos in products manufactured by us or asbestos materials at our facilities. These cases are pending in various state and federal courts relating to the plaintiffs’ alleged exposure to materials containing asbestos. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $19 million during 2006. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

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

Notice of Violation

The Texas Commission on Environmental Quality (“TCEQ”) has notified Goodyear that it is pursuing an enforcement action in connection with alleged violations of state air emission standards at Goodyear’s Beaumont, Texas chemical facility. The violations are alleged to have occurred between November 2003 and June 2005. Goodyear has negotiated a preliminary settlement of this matter with the staff of TCEQ pursuant to which it will pay a penalty of approximately $284,000. The settlement is subject to the final approval of the TCEQ Commissioners.

Other Matters

In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2006.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for Goodyear’s common stock is the New York Stock Exchange (Stock Exchange Symbol GT).

Information relating to the high and low sale prices of shares of Goodyear’s common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 133, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (“S&P”) corporate rating improve to Ba2 or better and BB or better, respectively. The Company has not declared any cash dividends in the three most recent fiscal years. At December 31, 2006, there were 22,942 record holders of the 178,218,970 shares of Goodyear’s common stock then outstanding.

The following table presents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2006. These shares were delivered to Goodyear by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or vesting of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
10/1/06-10/31/06	3,218	$14.52	—	—
11/1/06-11/30/06	—	—	—	—
12/1/06-12/31/06	—	—	—	—
Total	3,218	$14.52	—	—

EQUITY COMPENSATION PLAN INFORMATION

			Number of Shares
			Remaining Available for
	Number of Shares to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	21,145,263	$24.88	9,206,248	(1)
Equity compensation plans not approved by shareholders(2)(3)	2,763,028	$17.28	—

Total	23,908,291	$24.00	9,206,248

Notes:

(1)	Under Goodyear’s equity based compensation plans units have been awarded for up to 1,035,566 shares of Common Stock in respect of performance periods ending subsequent to December 31, 2008. Each unit is equivalent to one share of Common Stock. In addition, up to 129,147 shares of Common Stock may be issued in respect of the deferred payout of awards made under Goodyear’s equity based compensation plans. The number of units indicated assumes the maximum possible payout that may be earned during the relevant deferral periods.

(2)	Goodyear’s Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3.5 million shares of Common Stock upon the exercise of stock options granted to employees represented by the United Steelworkers of America at various manufacturing plants. No eligible employee received an option to purchase more than 200 shares of Common Stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,983 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	The Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of Common Stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of Common Stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 294,690 shares of Common Stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten-year term and is subject to certain vesting requirements. The Plan expired on December 31, 2002, except with respect to options then outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,
(In millions, except per share amounts)	2006	2005	2004	2003	2002

Net Sales	$20,258	$19,723	$18,353	$15,102	$13,828
(Loss) Income before Cumulative Effect of Accounting Change	$(330)	$239	$115	$(807)	$(1,247)
Cumulative Effect of Accounting Change	—	(11)	—	—	—

Net (Loss) Income	$(330)	$228	$115	$(807)	$(1,247)

Net (Loss) Income Per Share — Basic
(Loss) Income before Cumulative Effect of Accounting Change	$(1.86)	$1.36	$0.65	$(4.61)	$(7.47)
Cumulative Effect of Accounting Change	—	(0.06)	—	—	—

Net (Loss) Income Per Share — Basic	$(1.86)	$1.30	$0.65	$(4.61)	$(7.47)

Net (Loss) Income Per Share — Diluted
(Loss) Income before Cumulative Effect of Accounting Change	$(1.86)	$1.21	$0.63	$(4.61)	$(7.47)
Cumulative Effect of Accounting Change	—	(0.05)	—	—	—

Net (Loss) Income Per Share — Diluted	$(1.86)	$1.16	$0.63	$(4.61)	$(7.47)

Dividends Per Share	$—	$—	$—	$—	$0.48
Total Assets	17,029	15,605	16,082	14,278	12,456
Long Term Debt and Capital Leases due Within One Year	405	448	1,010	114	370
Long Term Debt and Capital Leases	6,563	4,742	4,443	4,826	2,990
Shareholders’ (Deficit) Equity	(758)	73	74	(33)	221

(1)	Refer to “Principles of Consolidation” and “Recently Issued Accounting Standards” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Net income in 2006 included net after-tax charges of $804 million, or $4.54 per share — diluted, due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write offs, and general and product liability — discontinued products. Net income in 2006 included net after-tax benefits of $283 million, or $1.60 per share — diluted, from certain tax adjustments, settlements with raw material suppliers, asset sales and increased estimated useful lives of our tire mold equipment.

(3)	Net Income in 2005 included net after-tax charges of $68 million, or $0.33 per share-diluted, due to reductions in production resulting from the impact of hurricanes, fire loss recovery, favorable settlements with certain chemical suppliers, rationalizations, receipt of insurance proceeds for an environmental insurance settlement, general and product liability-discontinued products, asset sales, write-off of debt fees, the cumulative effect of adopting FIN 47, and the impact of certain tax adjustments.

(4)	Net sales in 2004 increased $1 billion resulting from the consolidation of two businesses in accordance with FIN 46R. Net Income in 2004 included net after-tax charges of $154 million, or $0.80 per share-diluted, for rationalizations and related accelerated depreciation, general and product liability-discontinued products, insurance fire loss deductibles, external professional fees associated with an accounting investigation and asset sales. Net income in 2004 also included net after-tax benefits of $239 million, or $1.24 per share-diluted, from an environmental insurance settlement, net favorable tax adjustments and a favorable lawsuit settlement.

(5)	Net Loss in 2003 included net after-tax charges of $516 million, or $2.93 per share-diluted, for rationalizations, general and product liability-discontinued products, accelerated depreciation and asset write-offs, net favorable tax adjustments, and an unfavorable settlement of a lawsuit. In addition, we recorded account reconciliation adjustments related to Engineered Products in the restatements totaling $19 million or $0.11 per share in 2003.

(6)	Net Loss in 2002 included net after-tax charges of $24 million, or $0.14 per share-diluted, for general and product liability — discontinued products, asset sales, rationalizations, and the write-off of a miscellaneous investment. Net loss in 2002 also included a non-cash charge of $1.2 billion, or $7.31 per share-diluted, to establish a valuation allowance against net federal and state deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 96 manufacturing facilities in 28 countries, including the United States. We operate our business through six operating segments. Five of our operating segments represent our regional tire businesses: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; Asia Pacific Tire. Our sixth segment consists of our global Engineered Products business.

We have been implementing strategies to drive top-line growth, reduce costs, improve our capital structure and focus on core businesses where we can achieve profitable growth. During 2006, while we continued to make progress in implementing these strategies, our results were adversely impacted by dramatic increases in raw material costs, a reduction in the growth of the tire industry, an increasingly competitive pricing environment, particularly in Europe and Latin America, lower OE SUV and light truck sales in North America, and the impact of the twelve week strike by the United Steelworkers.

For the year ended December 31, 2006, we had a net loss of $330 million compared to net income of $228 million in the comparable period of 2005. In addition, our total segment operating income for 2006 was $786 million compared to $1.16 billion in 2005. See “Result of Operations — Segment Information” for additional information. We estimate that the United Steelworkers (“USW”) strike reduced our operating income by approximately $361 million in 2006 ($313 million in North American Tire and $48 million in Engineered Products). Although our facilities impacted by the strike are now operating at pre-strike capacity, we expect that the strike will impact results in 2007 due to reduced sales and unabsorbed fixed costs. We estimate that 2007 segment operating income will be negatively impacted by between $200 million to $230 million in North American Tire and $5 million to $10 million in Engineered Products. Most of this impact will occur in the first half of 2007. While the strike posed many challenges, we believe that our new master labor agreement with the USW will enable us to significantly improve the cost structure of our North American Tire Segment. See “Union Agreement” and “VEBA” below for additional information.

Our 2006 results were also impacted by significantly higher raw material costs. In 2006, raw material costs were approximately $829 million, or 17%, higher than 2005 in our tire segments and approximately $40 million higher in Engineered Products. While North American Tire, Eastern Europe Tire, Asia Pacific Tire and Engineered Products either nearly offset or more than offset higher raw material costs with price and mix improvements, European Union Tire and Latin American Tire were unable to do so. In 2007, we expect raw material costs to moderate and be flat with 2006. However, as last year demonstrated, raw material costs can be extremely volatile.

In 2005, we announced a four-point cost savings plan which includes continuous improvement programs, reducing high-cost manufacturing capacity, leverage our global position by increasing Asian sourcing, and reducing Selling, administrative and general expense. We expect to achieve more than $1 billion of aggregate gross cost savings from the commencement of the program through 2008. The expected cost reductions consist of:

•	from $350 million to over $450 million of estimated savings related to continuous improvement initiatives including safety programs, business process improvements such as six sigma and lean manufacturing, and product reformulations (through December 31, 2006, we estimate we have achieved over $290 million in savings under these initiatives);

•	from $100 million to over $150 million of estimated savings from the reduction of high-cost manufacturing capacity (the announced closures of our Washington, U.K., Upper Hutt, New Zealand, Tyler, Texas and Valleyfield, Quebec facilities are estimated to result in $135 million of savings when complete);

•	between $150 million to $200 million of estimated savings related to our Asian sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect (through December 31, 2006, we estimate we have achieved nearly $35 million in savings under this strategy);

•	from $150 million to over $200 million of estimated savings from reductions in selling, administrative and general expenses related to initiatives including back-office and warehouse consolidations and headcount reductions (through December 31, 2006, we estimate we have achieved more than $100 million in savings under these efforts).

Execution of our four-point cost savings plan and realization of the projected savings is critical to our success. Also, as described more fully in “Union Agreement” and “VEBA” below, we expect to achieve an estimated $610 million in cost savings through 2009 from our new master labor agreement (the $75 million of these savings related to the closure of the Tyler, Texas facility is also included in our four-point cost savings plan).

We also continued to make progress on our Capital Structure Improvement Plan in 2006 with the completion of the sale of our North American and Luxembourg tire fabric operations to Hyosung Corporation for approximately $77 million. Other asset sales in 2006 yielded proceeds of approximately $50 million. These dispositions build on our prior sales of non-core businesses and assets, such as the 2005 sales of our North American farm tire business for $100 million, Indonesian rubber plantation for $70 million, and Wingtack adhesive resins business for $55 million. We are also continuing with our efforts to sell our Engineered Products business. In November 2006, we issued $1 billion in unsecured notes. A portion of the proceeds were used to repay at maturity $216 million of notes due December 1, 2006, and we also plan to use the proceeds to repay $300 million of notes maturing March 15, 2007. While these and other activities have improved our liquidity position, we continue to review potential divestitures of other non-core businesses and assets and other financing options, including the issuance of additional equity.

At our North American dealer conference in early February 2007 we continued our transformation to a market-driven, consumer-focused company with the introduction in North America of the Goodyear Eagle F1 All-Season high performance tire with carbon fiber and the Goodyear Wrangler SR-A with WetTrac Technology for the SUV and light truck market. In Europe, we launched the new Goodyear UltraGrip Extreme, which is targeted at the winter performance segment of the market, and the new Goodyear Eagle F1 Asymmetric tire, which is targeted at the high performance segment. We expect to introduce additional new tires in key market segments in 2007.

Our 2007 industry volume estimates for our two largest regions are as follows: In North America we estimate consumer OE volume will be up approximately 1% and commercial OE volume will be down as much as 20% reflecting a spike in demand in advance of the effective date of regulations regarding new commercial vehicle emission standards. North American consumer replacement volume is expected to be up approximately 1% to 2%, while volume for commercial replacement is expected to be flat. In Europe, consumer OE volume is expected to be flat to down 1% and commercial OE volume is expected to be up 4% to 5%. We expect consumer replacement volume to be flat to down 3% and commercial replacement volume to be up 1% to 2%.

Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or the OE industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market and we may not be able to continue improving our product mix. Our future results of operations are also dependent on our ability to successfully implement our cost reduction programs and address increasing competition from low-cost manufacturers. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the economies in which we operate. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. We may also be impacted by economic disruptions associated with global events including natural disasters, war, acts of terror and civil obstructions. For additional factors that may impact our business and results of operations please see “Risk Factors” at page 16.

UNION AGREEMENT

On December 28, 2006, a new master labor agreement between the USW and us was ratified by the USW membership. The agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States through July 2009. We expect to achieve an estimated $610 million in cost savings through 2009 from this agreement ($70 million, $240 million and $300 million in 2007, 2008 and 2009, respectively). These cost savings consist of:

•	approximately $300 million from increased productivity through lower wage rates, more cost-effective benefits and improved production efficiency;

•	approximately $75 million from the reduction of capacity through the closure of the Tyler, Texas facility; and

•	approximately $275 million in reduced legacy costs from the implementation of an independent Voluntary Employee Beneficiary Association (“VEBA”) designed to provide for healthcare benefits for current and future USW retirees and the elimination of the Company’s liability with respect to these benefits. The projected savings from reduced legacy costs is contingent upon our obtaining certain court and regulatory approvals. The projected 2007 legacy cost savings is for a six-month period that assumes a mid-year 2007 elimination of our liability with respect to the USW retiree health care benefits through implementation of the VEBA.

These cost savings will be offset by approximately $40 million of additional costs resulting from other terms of the agreement, primarily the restoration of pension service credit. We have also committed to make at least $550 million in capital expenditures in USW represented plants over the term of the agreement.

VEBA

As part of the new master labor agreement, we entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (VEBA) intended to provide healthcare benefits for current and future USW retirees. As a result, we expect to be able to eliminate our post retirement healthcare (“OPEB”) liability related to such benefits. The memorandum of understanding followed substantial negotiations between the USW and us.

We have committed to contribute to the VEBA $1 billion, which will consist of at least $700 million in cash and an additional $300 million to be funded in cash or shares of our common stock at our option. If we contribute shares of our common stock, the number of shares to be contributed would be based on the volume-weighted average prices of our common stock for a period near the time of the District Court’s approval of the class settlement or the time of contribution if we exercise our right to delay the stock contribution, whichever would maximize the number of shares to be contributed. If we elect to fund the VEBA with shares of common stock, the VEBA will receive registered shares. The VEBA will have the right to sell its shares in any equity offering we may make and, if it chooses not to do so, will be required to observe customary “lock up” restrictions on the sale of its shares for a period following completion of our offering. The VEBA will be required to vote its shares of our common stock in the same proportion as all other outstanding shares.

The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action to be filed by the USW pursuant to the memorandum of understanding. The USW and we will seek the settlement of this action pursuant to a final judgment approving a non-opt out class-wide settlement covering current USW retirees that confirms the fairness and structure of the VEBA.

We plan to make our contributions to the VEBA following the District Court’s approval of this settlement. If the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement. In addition, if we do not receive the approval of the U.S. Department of Labor for any contribution of our common stock to the VEBA, we have the right to terminate the master labor agreement and reopen negotiations. If negotiations are reopened, we might be unable to achieve the cost reductions we expect to receive from the master labor agreement.

Despite making contributions to the VEBA, we will not be able to remove our liability for USW retiree healthcare benefits (approximately $1.2 billion at December 31, 2006) from our balance sheet until this settlement has received final judicial approval (including the exhaustion of all appeals, if any) and, if we have elected to contribute $300 million of our common stock, until we have obtained approval of the stock contribution from the U.S. Department of Labor. If the VEBA is funded but we are unable to remove this liability from our balance sheet (e.g., an approval of the District Court is reversed on appeal), we will not be able to terminate the VEBA and recover our contributions; rather, the funds in the VEBA shall be used to pay for USW retiree health benefits and we will remain liable to pay those benefits. However, once we have made our contributions to the VEBA, all necessary final judicial and regulatory approvals have been obtained and our OPEB liability for USW retiree healthcare benefits has been eliminated, our OPEB expense is projected to be reduced by approximately $110 million per year based on our most recent (2006) annual actuarial estimates.

RESULTS OF OPERATIONS — CONSOLIDATED

(All per share amounts are diluted)

2006 Compared to 2005

Net Sales

Net sales in 2006 were $20.3 billion, increasing $0.6 billion or 3% compared to 2005. A Net loss of $330 million, or $1.86 per share, was recorded in 2006 compared to Net income of $228 million, or $1.16 per share in 2005.

Net sales in 2006 for our tire segments were impacted favorably by price and product mix by approximately $1,067 million, increased sales from our other tire related businesses of approximately $407 million, primarily in North American Tire, and favorable currency translation of approximately $200 million, primarily in European Union Tire. Partially offsetting these were lower volume of approximately $405 million, primarily in North American Tire, approximately $318 million of lower sales as a result of the USW strike, and approximately $265 million of sales related to 2005 North American Tire divestitures. Sales also decreased approximately $120 million in our Engineered Products Division, primarily related to lower volume of approximately $134 million and approximately $45 million of lower sales as a result of the USW strike. These were partially offset by improved price and mix of approximately $38 million and favorable currency translation of approximately $18 million.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2006	2005	% Change

Replacement Units
North American Tire (U.S. and Canada)	61.6	71.2	(13.4)%
International	90.4	90.8	(0.5)%

Total	152.0	162.0	(6.2)%

OE Units
North American Tire (U.S. and Canada)	29.3	30.7	(4.8)%
International	33.7	33.7	0.3%

Total	63.0	64.4	(2.2)%

Goodyear worldwide tire units	215.0	226.4	(5.0)%

Worldwide replacement unit sales in 2006 decreased from 2005 due primarily to an overall decline in the consumer replacement market as well as strategic share reduction in the lower value segment in North American Tire. OE unit sales in 2006 decreased from 2005 due primarily to North American Tire, driven by lower vehicle production, and European Union Tire due to our selective fitment strategy and a weak OE consumer market, offset by increased unit sales in Latin American Tire due to increased market share. The USW strike also decreased units by 2.8 million.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $17.0 billion in 2006, an increase of $1.1 billion, or 7% compared to the 2005 period. CGS increased to 83.9% of sales in 2006 compared to 80.6% in 2005. CGS for our tire segments in 2006 increased due to higher raw material costs of approximately $829 million, and approximately $369 million of increased costs related to other tire related businesses. Product mix-related manufacturing cost increases of approximately $321 million, primarily related to North American Tire and European Union Tire, approximately $212 million of higher conversion costs mainly in North American Tire, and foreign currency translation of approximately $115 million, primarily related to European Union Tire also increased CGS. Also increasing CGS was approximately $85 million of accelerated depreciation and asset impairment charges, primarily related to the closure of the Washington, United Kingdom, Upper Hutt, New Zealand, Casablanca, Morocco and Tyler, Texas facilities. Partially offsetting these increases were lower volume of approximately $360 million, primarily related to North American Tire, divestitures in 2005 of approximately $227 million, lower depreciation expense of approximately $31 million as a result of the increased estimated useful lives of our tire mold equipment, and approximately $29 million as a result of a favorable settlement with a raw material supplier. Also reducing CGS was savings from rationalization plans of approximately $21 million and a pension plan curtailment gain in Brazil of approximately $15 million. The USW strike decreased volume and product mix by approximately $229 million, and increased conversion costs and costs related to other tire related businesses by approximately $222 million. Also included in 2005 costs were $21 million of hurricane related expenses. CGS also decreased by $87 million in the Engineered Products Division due to lower volume of approximately $116 million, favorable settlements with raw material suppliers of approximately $16 million, and savings from rationalization plans of approximately $4 million, which were partially offset by increased raw material costs of $40 million, unfavorable foreign currency translation of $13 million. The USW strike impact on EPD resulted in higher costs of $35 million and lower volume of approximately $29 million.

Research and development expenditures are expensed in CGS as incurred and were $359 million in 2006, compared to $365 million in 2005.

Selling, Administrative and General Expense

Selling, administrative and general expense (“SAG”) was $2.7 billion in 2006, a decrease of $89 million or 3%. SAG in 2006 was 13.2% of sales, compared to 14.0% in 2005. The decrease in our tire segments was driven primarily by lower advertising expenses of approximately $49 million, primarily in the European Union and North American Tire Segments, savings from rationalization programs of approximately $22 million, and lower wage and benefit expenses of approximately $30 million, partially offset by stock-based compensation expense of approximately $26 million. Also 2005 included approximately $10 million of costs related to hurricanes. These decreases were partially offset by unfavorable currency translation of approximately $22 million, higher general and product liability expenses of approximately $15 million, primarily in North American Tire, and approximately $5 million of accelerated depreciation and asset impairment charges primarily related to a plant closure in Morocco. Also increasing SAG was approximately $2 million of the impact of the USW strike. EPD’s SAG was relatively flat year over year.

Interest Expense

Interest expense was $451 million, an increase of $40 million during 2006 as compared to 2005. The increase was primarily due to an increase in 2006 average debt levels due to financing arrangements entered into partly as a result of the USW strike.

Other (Income) and Expense

Other (income) and expense was $76 million of income in 2006, an increase of $146 million compared to $70 million of expense in 2005. The increase in income was primarily due to lower amortization of commitment fees and other debt related costs of approximately $69 million, and increased interest income by approximately $28 million from short term investments of the additional cash balances resulting from increased borrowings. In 2006 there were gains of approximately $21 million and $9 million, respectively, from the sale of a capital lease in the European Union and the Fabric business, compared to a net loss of approximately $49 million in 2005 from the sale of the Farm Tire and Wingtack businesses. 2006 also included the reversal of a liability of approximately $15 million in Brazil subsequent to a favorable court ruling. These gains were partially offset by approximately $17 million in additional expenses related to general and product liabilities, primarily related to asbestos and a decline of approximately $42 million in net insurance settlement gains.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other (Income) and Expense.

Income Taxes

For 2006, we recorded tax expense of $106 million on a loss before income taxes and cumulative effect of accounting change and minority interest in net income of subsidiaries of $113 million. For 2005, we recorded tax expense of $250 million on income before income taxes and cumulative effect of accounting change and minority interest in net income of subsidiaries of $584 million.

The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the net favorable adjustments discussed below.

Income tax expense in 2006 and 2005 includes net favorable tax adjustments totaling $164 million and $27 million, respectively. The adjustment for 2006 related primarily to the resolution of an uncertain tax position regarding a reorganization of certain legal entities in 2001, which was partially offset by a charge of $47 million to establish a foreign valuation allowance, attributable to a rationalization plan. The favorable adjustment for 2005 related primarily to the release of certain foreign valuation allowances.

Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, if our income projections for future periods are realized, it is reasonably possible that these earnings could provide sufficient positive evidence to require release of all, or a portion, of these valuation allowances as early as the second half of 2007 resulting in one-time tax benefits of up to $60 million ($50 million net of minority interests in net income of subsidiaries).

For further information, refer to the Note to the Consolidated Financial Statements No. 14, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. We recorded net rationalization costs of $319 million in 2006 and $11 million in 2005.

2006

Rationalization actions in 2006 consisted of plant closures in the European Union Tire Segment of a passenger tire manufacturing facility in Washington, United Kingdom, and Asia Pacific Tire’s Upper Hutt, New Zealand passenger tire manufacturing facility. Charges have also been incurred for a plan in North American Tire to close our Tyler, Texas tire manufacturing facility, which is expected to be closed in the first quarter of 2008, and a plan in Eastern Europe Tire to close our tire manufacturing business in Casablanca, Morocco, expected to be completed in the first quarter of 2007. Charges have also been incurred for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which is expected to be completed by the second quarter of 2007. Other plans in 2006 included an action in Eastern Europe Tire to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the European Union Tire and Eastern Europe Tire Segments as well as plans in most segments to reduce selling, administrative and general expense through headcount reductions.

For 2006, $319 million of net charges were recorded. New charges of $331 million were recorded and are comprised of $323 million for plans initiated in 2006 and $8 million for plans initiated in 2005 for associate-related costs. The $323 million of new charges for 2006 plans consist of $293 million of associate-related costs and

$30 million primarily for non-cancelable lease costs. The $293 million of associate related costs consist of approximately $166 million related primarily to associate related severance costs and approximately $127 million related to non-cash pension and postretirement benefit costs. The net charge in 2006 also includes reversals of $12 million of reserves for actions no longer needed for their originally intended purposes. Approximately 5,470 associates will be released under programs initiated in 2006, of which 2,400 were released by December 31, 2006.

In addition to the above charges, accelerated depreciation charges of $83 million and asset impairment charges of $2 million were recorded in Cost of goods sold related to fixed assets that will be taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in Selling, administrative and general expense.

General

Upon completion of the 2006 plans, we estimate that annual operating costs will be reduced by approximately $212 million (approximately $152 million CGS and approximately $60 million SAG). The savings realized in 2006 for the 2006 plans totaled approximately $30 million (approximately $19 million CGS and $11 million SAG). In addition, savings realized in 2006 for the 2005 plans totaled approximately $29 million (approximately $19 million CGS and $10 million SAG) compared to our estimate of $39 million. 2006 savings related to 2005 rationalization activities did not achieve expected levels primarily due to plan changes and implementation delays.

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

For 2005, $11 million of net charges were recorded, which included $29 million of new rationalization charges. The charges were partially offset by $18 million of reversals of rationalization charges no longer needed for their originally-intended purposes. The $18 million of reversals consisted of $11 million of associate-related costs for plans initiated prior to 2004, and $7 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $29 million of new charges primarily represented associate-related costs and consist of $26 million for plans initiated in 2005 and $3 million for plans initiated prior to 2004. Approximately 900 associates will be released under the programs initiated in 2005, of which approximately 890 were released by December 31, 2006.

In 2005, $35 million was incurred primarily for associate severance payments, $1 million for cash pension settlement benefit costs, $1 million for non-cash pension and postretirement termination benefit costs, and $8 million was incurred primarily for non-cancelable lease costs.

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

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2005	2004	% Change

Replacement Units
North American Tire (U.S. and Canada)	71.2	70.8	0.5%
International	90.8	88.8	2.2%

Total	162.0	159.6	1.5%

OE Units
North American Tire (U.S. and Canada)	30.7	31.7	(3.3)%
International	33.7	32.0	5.5%

Total	64.4	63.7	1.1%

Goodyear worldwide tire units	226.4	223.3	1.4%

Worldwide replacement unit sales in 2005 increased from 2004 due primarily to improvements in European Union Tire. OE unit sales in 2005 increased from 2004 due primarily to improvements in Asia Pacific Tire, Latin American Tire and Eastern Europe Tire.

Cost of Goods Sold

CGS was $15.9 billion in 2005, an increase of $1.1 billion, or 7% compared to the 2004 period. CGS was 80.6% of sales in 2005 and 2004. CGS for our tire segments in 2005 increased due to higher raw material costs of approximately $526 million, higher volume of approximately $146 million, product mix-related manufacturing cost increases of approximately $141 million and foreign currency translation of approximately $71 million. Partially offsetting these increases were decreased costs of $37 million from rationalization activities and $42 million of lower other post-employment benefit costs (“OPEB”). Also included in these costs were $21 million of hurricane related expenses. CGS also increased by $168 million in the Engineered Products Division primarily related to higher conversion costs of $33 million, increased raw material costs of $30 million, increased foreign currency translation of $28 million, higher volume of $26 million and $21 million of mix.

Research and development expenditures are expensed in CGS as incurred and were $365 million in 2005, compared to $364 million in 2004.

Selling, Administrative and General Expense

SAG was $2.8 billion in 2005, an increase of $32 million or 1%. SAG in 2005 was 14.0% of sales, compared to 14.9% in 2004. The increase in our tire segments was driven primarily by wage and benefits expenses that increased by nearly $46 million, which included an OPEB savings of $11 million, when compared to 2004. Foreign currency translation, primarily in Latin American Tire, increased SAG in 2005 by approximately $14 million. In addition, SAG increased by $16 million due to our acquisition and consolidation of the remaining 50% interest of a Swedish retail subsidiary during the third quarter of 2004. $10 million of costs related to hurricanes also impacted SAG in 2005. SAG in 2005 included expenses for professional fees associated with the restatement and SEC investigation as well as costs for Sarbanes-Oxley compliance. These costs decreased $26 million and $11 million, respectively from 2004 levels. In addition, rationalization activities decreased SAG by $8 million.

Interest Expense

Interest expense was $411 million an increase of $42 million in 2005 from $369 million in 2004, primarily as a result of higher average interest rates, debt levels and interest penalties.

Other (Income) and Expense

Other (income) and expense was $70 million of expense in 2005, an increase of $47 million compared to $23 million of expense in 2004. Income from settlements with certain insurance companies related to environmental insurance coverage decreased $128 million in 2005 from 2004. General and product liability-discontinued product expense decreased $44 million from 2004 primarily due to $32 million of insurance settlements received in 2005. 2005 also included greater net losses on asset sales of $32 million, primarily due to the $73 million loss in the sale of the Farm Tire business in North American Tire. These factors were partially offset by insurance recoveries in 2005 related to fire losses experienced in 2004 at company facilities in Germany, France and Thailand, which reduced expenses by $26 million from 2004. Interest income increased $25 million in 2005 due to higher average cash balances and higher interest rates, and income from equity in earnings of affiliates increased by $3 million in 2005. Expense from financing fees and financial instruments decreased $8 million compared to 2004.

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

Income tax expense in 2005 and 2004 includes net favorable tax adjustments totaling $27 million and $60 million, respectively. These adjustments related primarily to the release of certain foreign valuation allowances for 2005 and the resolution of uncertain tax positions in 2004.

For further information, refer to the Note to the Consolidated Financial Statements No. 14, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. We recorded net rationalization costs of $11 million in 2005 and $56 million in 2004.

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

For 2005, $11 million of net charges were recorded, which included $29 million of new rationalization charges. The charges were partially offset by $18 million of reversals of rationalization charges no longer needed for their originally-intended purposes. The $18 million of reversals consisted of $11 million of associate-related costs for plans initiated prior to 2004, and $7 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $29 million of new charges primarily represented associate-related costs and consist of $26 million for plans initiated in 2005 and $3 million for plans initiated prior to 2004. Approximately 900 associates will be released under the programs initiated in 2005, of which approximately 890 were released by December 31, 2006.

In 2005, $35 million was incurred primarily for associate severance payments, $1 million for cash pension settlement benefit costs, $1 million for non-cash pension and postretirement termination benefit costs, and $8 million was incurred primarily for non-cancelable lease costs.

2004

2004 rationalization activities consisted primarily of warehouse, manufacturing and sales and marketing associate reductions in Engineered Products, a farm tire manufacturing consolidation in European Union Tire, administrative associate reductions in North American Tire, European Union Tire and corporate functional groups, and manufacturing sales and research and development associate reductions in North American Tire. In fiscal year 2004, net charges were recorded totaling $56 million. The net charges included reversals of $39 million related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million. Included in the $95 million of new charges was $77 million for plans initiated in 2004. Approximately 1,165 associates will be released under programs initiated in 2004, of which approximately 1,155 have been released to date (70 in 2006, 445 in 2005 and 640 in 2004). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, including $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million of non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million for non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

Cumulative Effect of Accounting Change

On December 31, 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. Our AROs are primarily associated with the cost of removal and disposal of asbestos. Upon adoption of FIN 47, we recognized a non-cash cumulative effect charge of approximately $11 million, net of taxes and minority interest of $3 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 resulted in a decrease in total shareholders’ equity of $1,199 million as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, refer to Note 13.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and we anticipate we will increase the opening balance of retained earnings as of January 1, 2007 by up to $30 million for tax benefits not previously recognized under historical practice.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have an impact on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results could differ from those estimates. Our critical accounting policies follow:

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

General and Product Liability and Other Litigation.  General and product liability and other recorded litigation liabilities are recorded based on management’s analysis that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claim and were determined after review by counsel. Court rulings on our cases or similar cases could impact our assessment of the probability and estimate of our loss, which could have an impact on our reported results of operations, financial position and liquidity. We record insurance recovery receivables related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos 1) in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or 2) in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.

We engage an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.

A significant assumption in our estimated liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million at December 31, 2006 and $104 million at December 31, 2005. The portion of the liability associated with unasserted asbestos claims and related defense costs was $63 million at December 31, 2006 and $31 million at December 31, 2005.

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

The valuation firm also assisted us in valuing receivables recorded for probable insurance recoveries. Based upon the model employed by the valuation firm, as of December 31, 2006, (i) we had recorded a receivable related to asbestos claims of $66 million, compared to $53 million at December 31, 2005, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $9 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2006 and 2005.

In addition to our asbestos claims, we are a defendant in various lawsuits related to our Entran II rubber hose product. During 2004, we entered into a settlement agreement to address a substantial portion of our Entran II liabilities. The claims associated with the plaintiffs that opted not to participate in the settlement will be evaluated in a manner consistent with our other litigation claims. We had recorded liabilities related to Entran II claims totaling $217 million at December 31, 2006 and $248 million at December 31, 2005.

Workers’ Compensation.  We recorded liabilities, on a discounted basis, totaling $269 million and $250 million for anticipated costs related to workers’ compensation at December 31, 2006 and 2005, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update, at least annually, our loss development factors based on actuarial analyses. At December 31, 2006, the liability was discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, environmental matters and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingencies.

Recoverability of Goodwill and Other Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not amortized under SFAS 142. Rather, these assets must be tested annually for impairment or more frequently if an indicator of impairment is present.

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. We have determined our reporting units to be consistent with our operating segments as determined under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information.” Our reporting units for purposes of applying the provisions of SFAS 142 are comprised of six strategic business units: North American Tire, European Union Tire, Eastern Europe, Middle East and Africa Tire, Latin American Tire, Asia Pacific Tire, and Engineered Products, which is managed on a global basis. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. During 2006, there have been no changes to our reporting units or in the manner to which goodwill was allocated.

For purposes of our annual impairment testing, which is conducted as of July 31 each year, we determine the estimated fair values of our reporting units using a valuation methodology based upon an EBITDA multiple using comparable companies. The EBITDA multiple is adjusted if necessary to reflect local market conditions and recent transactions. The EBITDA of the reporting units are adjusted to exclude certain non-recurring or unusual items and corporate charges. EBITDA is based upon a combination of historical and forecasted results. Significant decreases in EBITDA in future periods could be an indication of a potential impairment. Additionally, valuation multiples of comparable companies would have to decline in excess of 40% to indicate a potential goodwill impairment.

Goodwill totaled $685 million and other intangible assets with indefinite lives totaled $121 million at December 31, 2006. The valuation indicated that there was no impairment of goodwill or other intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be performed at December 31, 2006.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions.  At December 31, 2006 and 2005, we had valuation allowances aggregating $2.8 billion and $2.1 billion, respectively, against all of our net Federal and state and certain of our foreign net deferred tax assets.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Effective January 1, 2007, we will be required to recognize tax benefits in accordance with the provisions of FIN No. 48. For additional information regarding FIN 48 refer to “Recently Issued Accounting Standards” in Note 1.

Pensions and Other Postretirement Benefits.  Our recorded liability for pensions and postretirement benefits other than pensions is based on a number of assumptions, including:

•	life expectancies,
•	retirement rates,
•	discount rates,
•	long term rates of return on plan assets,
•	future compensation levels,
•	future health care costs, and
•	maximum company-covered benefit costs.

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31 and is reviewed annually. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over periods of 15 years or more, asset class return expectations and long term inflation. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of our recorded net expenses for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods could be affected.

The discount rate used in determining the total liability for our U.S. pension and other postretirement plans was 5.75% at December 31, 2006, compared to 5.50%, 5.75% and 6.25% for December 31, 2005, 2004 and 2003, respectively. The increase in the rate at December 31, 2006 was due primarily to higher interest rates on highly rated corporate bonds. Interest cost included in our net periodic pension cost was $295 million in 2006, compared to $294 million in 2005 and $300 million in 2004. Although the reduction in the discount rate favorably affected interest cost in our net periodic pension cost in those years, it also resulted in an increase in the liability on which the interest cost was based. Interest cost included in our worldwide net periodic postretirement benefit cost was $135 million in 2006, compared to $149 million in 2005 and $188 million in 2004. Interest cost was lower in 2006 as a result of the reduction in the postretirement liability due to actuarial gains. The weighted average remaining service period for employees covered by our U.S. plans is approximately 13 years.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement obligation, (deficit) equity, and 2007 expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2006
(Dollars in millions)	Change	PBO/ABO	Equity	2007 Expense

Pensions:
Assumption:
Discount rate	+/− 0.5%	$280	$280	$19
Actual return on assets	+/− 1.0%	N/A	35	6
Estimated return on assets	+/− 1.0%	N/A	N/A	41
Postretirement Benefits:
Assumption:
Discount rate	+/− 0.5%	$102	$102	$1
Health care cost trends — total cost	+/− 1.0%	6	N/A	1

Although we experienced an increase in our U.S. discount rate at the end of 2006, a large portion of the unrecognized actuarial loss of $1,252 million in our U.S. pension plans as of December 31, 2006 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2006 U.S. net periodic pension expense, our funded status was such that we recognized $91 million of the unrecognized actuarial loss in 2006. We will recognize approximately $59 million of unrecognized actuarial losses in 2007. Given no change to the assumptions at our December 31, 2006 measurement, actuarial loss recognition will remain at an amount near that to be recognized in 2007 over the next few years before it begins to gradually decline.

The actual rate of return on our U.S. pension fund was 14.0%, 8.5% and 12.1% in 2006, 2005 and 2004, respectively, as compared to the expected rate of 8.5%.

The service cost of our U.S. pension plans increased from $56 million in 2005, to $103 million in 2006. The 2005 expense reflects the suspension of pension service credit agreed to in our 2003 labor contract. This suspension expired on November 1, 2005.

Although we experienced an increase in our U.S. discount rate at the end of 2006, a large portion of the unrecognized actuarial loss of $221 million in our worldwide postretirement plans as of December 31, 2006 is a result of the overall decline in U.S. discount rates over time. The unrecognized actuarial loss decreased from 2005 primarily due to an actuarial gain. For purposes of determining 2006 worldwide net periodic postretirement cost, we recognized $9 million of the unrecognized actuarial loss in 2006. We will recognize approximately $10 million of unrecognized actuarial losses in 2007. If our future experience is consistent with our assumptions as of December 31, 2006, actuarial loss recognition will gradually decline from the 2007 levels.

For further information on pensions and postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 13, Pensions, Other Postretirement Benefits and Savings Plans.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. The Tire business is managed on a regional basis. Engineered Products is managed on a global basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), asset sales and certain other items. Segment assets include those assets under the management of the SBU.

Total segment operating income was $786 million in 2006, $1.16 billion in 2005 and $946 million in 2004. Total segment operating margin (segment operating income divided by segment sales) in 2006 was 3.9%, compared to 5.9% in 2005 and 5.2% in 2004.

Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 16, Business Segments, for further information and for a reconciliation of total segment operating income to (Loss) Income before Income Taxes and Cumulative Effect of Accounting Change.

North American Tire

	Year Ended December 31,
(In millions)	2006	2005	2004

Tire Units	90.9	101.9	102.5
Net Sales	$9,089	$9,091	$8,569
Operating (Loss) Income	(233)	167	74
Operating Margin	(2.6)%	1.8%	0.9%

2006 Compared to 2005

North American Tire unit sales in 2006 decreased 11.0 million units or 10.8% from 2005. The decrease was primarily due to a decline in replacement unit sales of 9.6 million units or 13.4% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment, following our decision to exit the wholesale private label business, partially offset by increased share of our higher value branded products. Also, OE volume in 2006 decreased 1.4 million units or 4.8% from 2005 driven by lower vehicle production. Included in the volume decrease was 1.1 million units due to the Farm Tire divestiture and approximately 2.8 million units as a result of the USW strike.

Net sales in 2006 decreased $2 million from 2005. Net sales in 2006 decreased approximately $386 million due primarily to lower volume from the weak consumer replacement market and exiting the wholesale private label business, approximately $318 million due to the unfavorable impact of the USW strike and approximately $265 million from divestitures in 2005. Partially offsetting these were favorable price and mix of approximately $543 million due to price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value consumer replacement market and greater selectivity in the consumer OE market. Also, positively impacting sales in the period was growth in other tire related businesses of approximately $393 million, as well as currency translation of approximately $31 million.

Operating loss in 2006 was $233 million compared to operating income in 2005 of $167 million, a decrease of $400 million. Operating income was unfavorably impacted by increased raw material costs of approximately $373 million, increased costs of approximately $313 as a result of the USW strike, increased conversion costs of approximately $135 million, primarily driven by lower volume and higher energy costs, lower volume of approximately $45 million and approximately $34 million of income related to divested businesses. Partially offsetting these were favorable price and product mix of approximately $367 million, and lower SAG costs of approximately $55 million, which includes lower wages and benefits of approximately $20 million, approximately $17 million of lower advertising expenses, and approximately $9 million of savings from rationalization plans, partially offset by $15 million in increased general and product liability expenses. In addition, approximately $21 million of favorable settlements with certain raw material suppliers, increased operating income in chemical and other tire related businesses of approximately $22 million, and approximately $15 million of lower depreciation expense as a result of the increased estimated useful lives of our tire mold equipment favorably impacted operating income. In 2005, approximately $25 million of costs were incurred associated with the hurricanes. We expect that the USW strike will continue to have an impact in 2007 due to reduced sales and unabsorbed fixed costs, and estimate that North American Tire’s segment operating income will be negatively impacted by between $200 million to $230 million, mostly in the first half of the year.

Operating income in 2006 did not include approximately $14 million of accelerated depreciation primarily related to the closure of the Tyler, Texas facility. Operating income also did not include net rationalization charges (credits) totaling $187 million in 2006 and $(8) million in 2005 and (gains) losses on asset sales of $(11) million in 2006 and $43 million in 2005.

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

Net sales in 2005 increased $522 million or 6% from 2004. Net sales in 2005 increased approximately $353 million due primarily to price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value consumer replacement market and greater selectivity in the consumer OE market. Also, positively impacting sales in the period was a growth in other tire related businesses of approximately $167 million, as well as translation of $33 million. The improvements were offset by a decrease in volume of approximately $31 million.

Operating income in 2005 increased $93 million or 126% compared to 2004. The improvement was due to our tire business’ improved price and product mix of approximately $244 million, driven by factors described above, lower conversion costs of $85 million, primarily related to the implementation of cost reduction initiatives resulting in productivity improvements, lower other post-employment benefit costs (“OPEB”) costs and rationalization activities, and lower segment SAG costs of approximately $8 million. The decrease in SAG costs was primarily related to lower OPEB and lower general and product liability expenses, partially offset by higher wage and benefit costs. Also positively impacting our operating income was an approximate $46 million improvement in the earnings of our retail, external chemicals and other tire related businesses. The 2005 period was unfavorably impacted by increased raw material costs of approximately $283 million in our tire business and $25 million of costs associated with the hurricanes.

In connection with our then existing master contract with the USW, employees represented by the USW did not receive service credit under the U.S. hourly pension plan for a two year period ended November 1, 2005. As a result, pension expense was reduced in 2005 and 2004 by approximately $43 million and $44 million, respectively.

Operating income did not include net rationalization charges (credits) totaling $(8) million in 2005 and $9 million in 2004. In addition, operating income did not include losses on asset sales of $43 million in 2005 and $13 million in 2004.

European Union Tire

	Year Ended December 31,
(In millions)	2006	2005	2004

Tire Units	63.5	64.3	62.8
Net Sales	$4,990	$4,676	$4,476
Operating Income	286	317	253
Operating Margin	5.7%	6.8%	5.7%

2006 Compared to 2005

European Union Tire Segment unit sales in 2006 decreased 0.8 million units or 1.2% from 2005. OE volume decreased 0.8 million units or 4.1% due to a selective OE fitment strategy and a weak OE consumer market.

Net sales in 2006 increased $314 million or 7% from 2005. The increase was due primarily to price and product mix of approximately $246 million, driven by price increases to offset higher raw material costs and a favorable mix in the consumer replacement and commercial markets. Also favorably impacting sales was currency translation totaling approximately $109 million. This improvement was partially offset by the lower volume of $48 million, primarily due to decreased consumer OE sales.

Operating income in 2006 decreased $31 million or 10% compared to 2005 due to higher raw material costs of approximately $224 million, increased conversion costs of approximately $25 million and lower volume of approximately $12 million. Partially offsetting these were improvements in price and product mix of approximately $136 million, driven by price increases to offset higher raw material costs and the continued shift towards high performance and ultra-high performance tires, lower SAG expenses of approximately $69 million, primarily due to lower advertising and wages and benefits and lower research and development of approximately $5 million. Also, lower depreciation expense as a result of the increased estimated useful lives of our tire mold equipment of approximately $10 million, favorable settlements with certain raw material suppliers of approximately $6 million and favorable currency translation of approximately $6 million favorably impacted operating income.

Operating income in 2006 did not include approximately $50 million of accelerated depreciation primarily related to the closure of the Washington, UK facility. Operating income also did not include net rationalization charges totaling $64 million in 2006 and $8 million in 2005 and gains on asset sales of $27 million in 2006 and $5 million in 2005.

European Union Tire’s results are highly dependent upon Germany, which accounted for approximately 43% and 38% of European Union Tire’s net sales in 2006 and 2005, respectively. Accordingly, results of operations in Germany will have a significant impact on European Union Tire’s future performance.

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

Eastern Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2006	2005	2004

Tire Units	20.0	19.7	18.9
Net Sales	$1,562	$1,437	$1,279
Operating Income	229	198	194
Operating Margin	14.7%	13.8%	15.2%

2006 Compared to 2005

Eastern Europe, Middle East and Africa Tire unit sales in 2006 increased 0.3 million units or 1.5% from 2005 primarily related to increased replacement unit sales of 0.6 million or 3.6% primarily due to growth in certain countries. OE units sales decreased 0.3 million units or 7.1% due primarily to the exit of non-profitable businesses.

Net sales in 2006 increased by $125 million, or 9% compared to 2005 mainly due to price increases to recover higher raw material costs and favorable product mix due to continued growth of high performance tires and premium brands of approximately $106 million, increased volume of approximately $19 million, mainly in Central Europe and Russia, as well as improved other sales, mainly South African retail sales of approximately $9 million. These were offset in part by unfavorable translation of $10 million.

Operating income in 2006 increased by $31 million, or 16% from 2005. Operating income in 2006 was favorably impacted by price and product mix of approximately $73 million due to factors described above, favorable foreign currency translation of approximately $10 million, and improved volume of approximately $6 million primarily in emerging markets. Also favorably impacting operating income was lower SAG expenses of approximately $10 million due to a decrease in marketing expenses, and improvement in other tire related businesses of $5 million. Negatively impacting operating income were higher raw material costs of approximately $61 million, and higher conversion costs of approximately $16 million primarily due to increased energy costs.

Operating income did not include accelerated depreciation charges and asset write-offs of $12 million in 2006 related to the closure of the Morocco facility. Operating income also did not include net rationalization charges totaling $30 million in 2006 and $9 million in 2005 and net (gains) losses on asset sales of $(1) million in 2006 and $1 million in 2005.

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

Latin American Tire

	Year Ended December 31,
(In millions)	2006	2005	2004

Tire Units	21.2	20.4	19.6
Net Sales	$1,604	$1,466	$1,245
Operating Income	326	295	251
Operating Margin	20.3%	20.1%	20.2%

2006 Compared to 2005

Latin American Tire unit sales in 2006 increased 0.8 million units or 3.6% compared to 2005 primarily due to an increase in OE volume of 0.9 million units or 17.1%. OE volume increased due to new business and increased market share. Replacement units decreased 0.1 million units or 1.2%.

Net sales in 2006 increased $138 million, or 9% compared to 2005. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $63 million, increased volume of approximately $47 million, and favorable price and product mix, of approximately $60 million.

Operating income in 2006 increased $31 million, or 11% compared to 2005. Operating income was favorably impacted by approximately $46 million from the favorable impact of currency translation, approximately $60 million due to improved price and product mix, a pension plan curtailment gain of approximately $17 million, and $14 million due to increased volume. Increased raw material costs of approximately $96 million and higher conversion costs of approximately $10 million negatively impacted operating income compared to 2005.

Operating income did not include net rationalization charges totaling $2 million in 2006. In addition, operating income did not include gains on asset sales of $1 million in 2006 and 2005.

Latin American Tire’s results are highly dependent upon Brazil, which accounted for approximately 46% and 44% of Latin American Tire’s net sales in 2006 and 2005, respectively. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance. Moreover, given Latin American Tire’s significant contribution to our operating income, significant fluctuations in their sales, operating income or operating margins may have disproportionate impact on our consolidated results of operations.

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

Net sales in 2005 increased $221 million, or 18% compared to 2004. Net sales increased in 2005 due to the favorable impact of currency translation, mainly in Brazil, of approximately $117 million, favorable price and product mix, of approximately $61 million and increased volume of approximately $54 million. These increases were partially offset by a reduction in sales of other tire related businesses of $15 million.

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

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2006	2005	2004

Tire Units	19.4	20.1	19.5
Net Sales	$1,503	$1,423	$1,312
Operating Income	104	84	60
Operating Margin	6.9%	5.9%	4.6%

2006 Compared to 2005

Asia Pacific Tire unit sales in 2006 decreased 0.7 million units or 3.3% compared to 2005. OE volume increased 0.1 million units or 3.0% mainly due to improvements in the Chinese and Indian OE markets. Replacement units decreased 0.8 million units or 6.1% driven by reduced participation in low margin segments of the market, as well as, increased low-cost import competition in several countries within the region.

Net sales in 2006 increased $80 million or 6% from 2005 due to favorable price and product mix of approximately $112 million, and to favorable currency translation of approximately $7 million. Partially offsetting these increases was lower volume of approximately $37 million.

Operating income in 2006 increased $20 million or 24% from 2005 due primarily to improved price and product mix of approximately $110 million, and approximately $2 million in favorable settlements with certain raw material suppliers. These were offset in part by raw material cost increases of $75 million, decreased volume of approximately $8 million, decreased income in our Asian joint ventures of approximately $6 million, and increased conversion costs of approximately $5 million due to lower production volume.

Operating income in 2006 did not include approximately $12 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility. Operating income also did not include net rationalization charges (credits) totaling $28 million in 2006 and $(2) million in 2005 and gains on asset sales of $2 million in 2006.

Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 46% and 47% of Asia Pacific Tire’s net sales in 2006 and 2005, respectively. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific’s Tire’s future performance.

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

Operating income did not include net rationalization credits totaling $2 million in 2005.

Engineered Products

	Year Ended December 31,
(In millions)	2006	2005	2004

Net Sales	$1,510	$1,630	$1,472
Operating Income	74	103	114
Operating Margin	4.9%	6.3%	7.7%

2006 Compared to 2005

Engineered Products sales decreased $120 million, or 7% in 2006 compared to 2005 levels due to decreased volume of approximately $134 million, related to anticipated declines in military sales and approximately $45 million decline in sales as a result of the USW strike. Favorably impacting sales were improved price and product mix of approximately $38 million, and currency translation of approximately $18 million.

Operating income in 2006 decreased $29 million, or 28% compared to 2005 due primarily to the negative impact of the USW strike by approximately $48 million, increased raw material costs of approximately $40 million, and lower volume of approximately $18 million. Partially offsetting these were favorable price and product mix of approximately $39 million, approximately $16 million in favorable settlements with certain raw material suppliers, approximately $11 million in lower SAG, and lower conversion costs of approximately $4 million. In addition, currency translation of approximately $3 million and approximately $2 million related to a pension plan curtailment gain in Brazil, favorably impacted operating income. We expect that the USW strike will continue to have an impact in 2007 due to reduced sales and unabsorbed fixed costs, and estimate that Engineered Products’ segment operating income will be negatively impacted by between $5 million to $10 million, mostly in the first half of the year.

Operating income in 2006 did not include accelerated depreciation charges of $2 million in 2006. Also, operating income did not include net rationalization charges totaling $8 million in 2006 and $4 million in 2005.

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

Operating income in 2005 decreased $11 million, or 10% compared to 2004 due primarily to increased conversion costs of approximately $33 million, related to the decline in our military business and OE production shifts to low cost production facilities. Also negatively impacting operating income were increased raw material costs of approximately $30 million, higher SAG expenses of approximately $13 million due primarily to increased compensation, consulting expense, and bad debt expense and higher freight costs of approximately $11 million as a result of higher fuel costs. Partially offsetting these higher raw material and conversion costs were price and product mix improvements of approximately $44 million and increased volume of approximately $33 million.

Operating income did not include net rationalization charges totaling $4 million in 2005 and $23 million in 2004. In addition, operating income did not include gains on asset sales of $3 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $3,899 million in cash and cash equivalents as well as $533 million of unused availability under our various credit agreements, compared to $2,162 million and $1,677 million, respectively, at December 31, 2005. In January 2007, we repaid all amounts borrowed under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility. As a result of this repayment our cash and cash equivalents decreased by $873 million and the unused availability under our credit agreements increased by $873 million. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of our contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At December 31, 2006, cash balances totaling $214 million were subject to such restrictions, compared to $241 million at December 31, 2005. The decrease was primarily due to payments for Heatway and asbestos settlements. Subsequent to December 31, 2006, $20 million of restricted cash became unrestricted.

Our ability to service our debt depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. At December 31, 2006, approximately $284 million of net assets were subject to such restrictions, compared to approximately $236 million at December 31, 2005.

Operating Activities

Net cash provided by operating activities in 2006 of $560 million decreased $326 million from $886 million in 2005. The decrease was due in part to lower operating results. In addition, increased pension contributions, lower proceeds from insurance settlements, and higher rationalization payments adversely affected cash flows from operating activities in 2006. Lower working capital levels resulting from the strike and savings from our four-point cost savings plan favorably affected cash flows from operating activities.

Cash flows from operating activities in 2005 of $886 million increased $99 million from $787 million in 2004. The improvement in operating cash flows was primarily attributable to improved operating results offset by higher pension contributions in 2005. Cash flows from operating activities in 2004 reflected the termination of certain of our off-balance sheet accounts receivable securitization programs in Europe.

Investing Activities

Net cash used in investing activities was $532 million during 2006, compared to $441 million in 2005 and $653 million in 2004. Capital expenditures were $671 million, $634 million and $529 million in 2006, 2005 and 2004, respectively. The decrease in cash used in investing activities in 2005 compared to 2006 and 2004 was primarily the result of higher proceeds from asset dispositions related to the sale of our North American Farm Tire business, our natural rubber plantation, and Wingtack adhesive resin business in 2005.

Cash used for asset acquisitions in 2006 and 2004 were primarily for the acquisition of the remaining outstanding shares that we did not already own of South Pacific Tyres Ltd., a joint venture tire manufacturer and distributor in Australia in 2006, Sava Tires d.o.o. (Sava Tires), a joint venture tire manufacturing company in Kranj, Slovenia, and of Däckia, a tire retail group in Sweden in 2004.

Financing Activities

Net cash provided by (used in) financing activities was $1,647 million in 2006, $(178) million in 2005, and $237 million in 2004.

Consolidated debt at December 31, 2006 of $7,223 million increased from 2005 by approximately $1,816 million due primarily to increased borrowings related to the USW strike and refinancing debt maturing in March 2007.

Consolidated debt at December 31, 2005 of $5,407 million decreased from 2004 by approximately $260 million due primarily to a net repayment of debt of $63 million in conjunction with our April 8, 2005 refinancing, the issuance of $400 million in senior notes due in 2015 and the repayment of our 6 3/8% Euro Notes due in 2005.

Credit Sources

In aggregate, we had credit arrangements of $8,208 million available at December 31, 2006, of which $533 million were unused, compared to $7,511 million available at December 31, 2005, of which $1,677 million were unused. Following the repayment of amounts outstanding under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility in January 2007, the amount unused under our credit arrangements increased by $873 million.

$1.0 Billion Senior Notes Offering

On November 21, 2006, we completed an offering of (i) $500 million aggregate principal amount of 8.625% Senior Notes due 2011 (the “Fixed Rate Notes”), and (ii) $500 million aggregate principal amount of Senior Floating Rate Notes due 2009. The Fixed Rate Notes were sold at par and bear interest at a fixed rate of 8.625% per annum. The Floating Rate Notes were sold at 99% of the principal amount and bear interest at a rate per annum equal to the six-month London Interbank Offered Rate, or LIBOR, plus 375 basis points. The Notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. A portion of the proceeds were used to repay at maturity $216 million principal amount of 6 5/8% Notes due December 1, 2006, and we also plan to use the proceeds to repay $300 million principal amount of 8 1/2% Notes maturing March 15, 2007. The remaining proceeds are to be used for other general corporate purposes.

The terms of the Indenture, among other things, limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the Notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

$1.5 Billion First Lien Credit Facility

Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.

With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of December 31, 2006, there were $500 million of letters of credit issued under the deposit-funded facility ($499 million at December 31, 2005).

At December 31, 2006, we had outstanding $873 million under the credit facility. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, with reserves which are subject to adjustment from time to time. Adjustments are based on the results of periodic collateral and borrowing base evaluations and appraisals. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to repay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. In January of 2007, all borrowings under the revolving facility were repaid. As of December 31, 2006, there were $6 million of letters of credit issued under the revolving facility.

$1.2 Billion Second Lien Term Loan Facility

Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At December 31, 2006 and December 31, 2005, this facility was fully drawn.

$300 Million Third Lien Secured Term Loan Facility

Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of December 31, 2006 and December 31, 2005, this facility was fully drawn.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities

These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of December 31, 2006, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2005), $202 million was drawn under the German term loan facilities ($183 million at December 31, 2005) and $204 million was drawn under the German revolving credit facility (no borrowings at December 31, 2005). There were no borrowings under the European revolving credit facility at December 31, 2006 or December 31, 2005. In January of 2007, the $204 million borrowed under the German revolving credit facility was repaid.

Each of these facilities have customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2004. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

Consolidated EBITDA (per Credit Agreements)

Under our First Lien and European credit facilities we are not permitted to fall below a ratio of 2.00 to 1.00 of Consolidated EBITDA to Consolidated Interest Expense (as such terms are defined in each of the relevant credit facilities) for any period of four consecutive fiscal quarters. In addition, our ratio of Consolidated Net Secured Indebtedness to Consolidated EBITDA (as such terms are defined in each of the relevant credit facilities) is not permitted to be greater than 3.50 to 1.00 at the end of any fiscal quarter.

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

	Year Ended December 31,
(In millions)	2006	2005	2004

Net (Loss) Income	$(330)	$228	$115
Consolidated Interest Expense	451	411	369
U.S. and Foreign Taxes on Income	106	250	208
Depreciation and Amortization Expense	675	630	629
Cumulative Effect of Accounting Change	—	11	—

EBITDA	902	1,530	1,321
Credit Agreement Adjustments:
Other (Income) and Expense	(76)	70	1
Minority Interest in Net Income of Subsidiaries	111	95	58
Consolidated Interest Expense Adjustment	5	5	11
Non-cash Non-recurring Items	—	—	—
Rationalizations	319	11	56
Less Excess Cash Rationalization Charges	—	—	—

Consolidated EBITDA	$1,261	$1,711	$1,447

Other Foreign Credit Facilities

At December 31, 2006, we had short term committed and uncommitted bank credit arrangements totaling $491 million, of which $236 million were unused, compared to $399 million and $182 million at December 31, 2005. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

International Accounts Receivable Securitization Facilities (On-Balance-Sheet)

On December 10, 2004, GDTE and certain of its subsidiaries entered into a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.

As of December 31, 2006, the amount available and fully utilized under this program was $362 million compared to $324 million as of December 31, 2005.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $81 million and $67 million at December 31, 2006 and December 31, 2005, respectively.

Credit Ratings

Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s

$1.5 Billion First Lien Credit Facility	BB	Ba1
$1.2 Billion Second Lien Credit Facility	B+	Ba3
$300 Million Third Lien Term Loan Facility	B-	B2
European Facilities	B+	Ba1
$650 Million Senior Secured Notes due 2011	B-	B2
$500 Million Notes due 2009 and Senior Unsecured $500 Million Notes due 2011	B-	B2
Senior Unsecured $400 Million Notes, due 2015	B-	B2
All other Senior Unsecured	B-	B3
Corporate Rating (implied)	B+	B1
Outlook/Watch	Stable	Stable

Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB to B depending on the facility) and our unsecured debt (“CCC+”), and has us on negative outlook.

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

Potential Future Financings

In addition to our previous financing activities, we plan to undertake additional financing actions which could include restructuring bank debt or a capital markets transaction, possibly including the issuance of additional equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.

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

Dividends

We have not paid a cash dividend since 2002. Under our primary credit facilities we are permitted to pay dividends on our common stock of $10 million or less in any fiscal year. This limit increases to $50 million in any fiscal year if Moody’s senior (implied) rating and Standard & Poor’s (“S&P”) corporate rating improve to Ba2 or better and BB or better, respectively.

Asset Dispositions

As part of our continuing effort to divest non-core businesses, on December 29, 2006, we completed the sale of our North American and Luxembourg tire fabric operations to Hyosung Corporation. The sale included three fabric converting mills in Decatur, Alabama; Utica, New York; and Colmar-Berg, Luxembourg. We received approximately $77 million for the net assets sold and recorded a gain in the fourth quarter of approximately $9 million on the sale. In addition, we have entered into an agreement to sell our facility in Americana, Brazil to Hyosung Corporation, pending government and regulatory approvals, for approximately $3 million, subject to post closing adjustments. Also, we have announced that we are exploring the possible sale of our Engineered Products business. We continue to evaluate our portfolio of businesses and, where appropriate, may pursue additional dispositions of non-core businesses and assets. Refer to the Note to the Consolidated Financial Statements No. 20, Asset Dispositions.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2006:

	Payment Due by Period as of December 31, 2006
		1st	2nd	3rd	4th	5th	After
(In millions)	Total	Year	Year	Year	Year	Year	5 Years

Long Term Debt(1)	$7,165	$653	$125	$908	$2,445	$2,101	$933
Capital Lease Obligations(2)	81	11	11	11	10	9	29
Interest Payments(3)	2,415	458	441	432	300	152	632
Operating Leases(4)	1,455	315	247	187	145	110	451
Pension Benefits(5)	1,450	725	375	150	125	75		(5)
Other Post Retirement Benefits(6)	2,051	231	234	227	220	213	926
Workers’ Compensation(7)	359	93	47	33	24	19	143
Binding Commitments(8)	1,112	846	42	34	28	25	137

	$16,088	$3,332	$1,522	$1,982	$3,297	$2,704	$3,251

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of December 31, 2006. Our U.S. and German revolving credit facilities are due 2010 (the 4th year), and, as such, substantially all the borrowings outstanding under these facilities at December 31, 2006 are included in the table as maturing in the 4th year. However, in January 2007, we repaid all outstanding amounts under these facilities.

(2)	The present value of capital lease obligations is $58 million.

(3)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2006 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. No interest payments for the U.S. or German revolving facilities were assumed since borrowings were repaid in January 2007.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $47 million, $37 million, $28 million, $19 million, $9 million, and $14 million in each of the periods above, respectively, for a total of $154 million. Payments, net of minimum sublease rentals, total $1,301 million. The present value of the net operating lease payments is $920 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2006. Although subject to change, the amounts set forth in the table for 2007 (the 1st year) and 2008 (the 2nd year) represent the midpoint of the range of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law, and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans. The current estimate for our domestic defined benefit plans does not include the provisions of IRS regulations released February 2, 2007 related to mandated mortality assumptions to be used for 2007. We are not currently able to estimate the impact the mandated mortality table will have on our 2007 contributions. For years after 2008, the amounts shown in the table represent the midpoint of the range of our estimated minimum funding requirements for our domestic defined benefit pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans. The expected contributions for our domestic plans are based upon a number of assumptions, including:

•	an ERISA liability interest rate of 5.78% for 2007, 6.35% for 2008, 6.43% for 2009, 6.51% for 2010, and 6.57% for 2011, and
•	plan asset returns of 8.5% for 2007 and beyond.

Future contributions are also effected by other factors such as:

•	future interest rate levels,
•	the amount and timing of asset returns, and
•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These amounts will be reduced significantly provided the proposed settlement with the USW regarding retiree healthcare becomes effective.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $269 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments includes obligations to purchase raw materials through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

Additional other long term liabilities include items such as income taxes, general and product liabilities, environmental liabilities and miscellaneous other long term liabilities. These other liabilities are not contractual obligations by nature. We cannot, with any degree of reliability, determine the years in which these liabilities might ultimately be settled. Accordingly, these other long term liabilities are not included in the above table.

In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with Sumitomo as set forth in the Umbrella Agreement between Sumitomo and us provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of Sumitomo to require us to purchase these interests immediately. Sumitomo’s exit rights, in the unlikely event of exercise, could require us to make a substantial payment to acquire Sumitomo’s interest in the alliance.
•	Pursuant to certain long term agreements, we shall purchase minimum amounts of a raw material at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments.

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

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

•	made guarantees,
•	retained or held a contingent interest in transferred assets,

•	undertaken an obligation under certain derivative instruments, or
•	undertaken any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

We have also entered into certain arrangements under which we have provided guarantees, as follows:

	Amount of Commitment Expiration per Period
		1st	2nd	3rd	4th	5th
(In millions)	Total	Year	Year	Year	Year	Year	Thereafter

Customer Financing Guarantees	$13	$7	$1	$2	$—	$1	$2
Other Guarantees	3	1	—	—	—	—	2

Off-Balance Sheet Arrangements	$16	$8	$1	$2	$—	$1	$4

For further information about guarantees, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the United Steelworkers (USW) is subject to court and regulatory approvals, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and results of our operations;

•	our secured credit facilities limit the amount of capital expenditures that we may make;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2006, 58% of our debt was at variable interest rates averaging 7.84% compared to 51% at an average rate of 6.80% at December 31, 2005. The increase in the average variable interest rate was driven by increases in the index rates associated with our variable rate debt. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

The following table presents information on interest rate swap contracts at December 31:

(Dollars in millions)	2006	2005

Floating Rate Contracts:
Notional principal amount	$—	$200
Pay variable LIBOR	—	6.27%
Receive fixed rate	—	6.63%
Average years to maturity	—	0.92
Fair value — asset	$—	$—
Pro forma fair value — asset	—	—

The pro forma fair value assumes a 10% increase in variable market interest rates at December 31 of each year, and reflects the estimated fair value of contracts outstanding at that date under that assumption.

Weighted average interest rate swap contract information follows:

(Dollars in millions)	2006	2005	2004

Fixed Rate Contracts:
Notional principal amount	$—	$7	$96
Pay fixed rate	—	5.94%	5.14%
Receive variable LIBOR	—	5.66%	1.86%
Floating Rate Contracts:
Notional principal amount	$183	$200	$200
Pay variable LIBOR	6.67%	4.92%	3.27%
Receive fixed rate	6.63%	6.63%	6.63%

The following table presents information about long term fixed rate debt, including capital leases, at December 31:

(In millions)	2006	2005

Carrying amount — liability	$2,999	$2,847
Fair value — liability	3,354	3,046
Pro forma fair value — liability	3,441	3,129

The pro forma information assumes a 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our interest rate contracts and fixed rate debt to changes in interest rates was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the interest rate yield curve. The precision of the model decreases as the assumed change in interest rates increases.

Foreign Currency Exchange Risk

We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales. In addition, the principal and interest on our Swiss franc bonds were hedged by currency swap agreements until they matured in March 2006, as were €100 million of the 6 3/8% Euro Notes until they matured in June 2005.

Contracts hedging the Swiss franc bonds were designated as cash flow hedges until they matured in March 2006, as were contracts hedging €100 million of the 6 3/8% Euro Notes until they matured in June 2005. Contracts hedging short term trade receivables and payables normally have no hedging designation.

The following table presents foreign currency contract information at December 31:

(In millions)	2006	2005

Fair value — asset	$—	$40
Pro forma decrease in fair value	(45)	(56)
Contract maturities	1/07 - 10/19	1/06 - 10/19

We were not a party to any foreign currency option contracts at December 31, 2006 or 2005.

The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2006	2005

Asset (liability):
Swiss franc swap — current asset	$—	$38
Current asset	3	3
Long term asset	4	2
Current liability	(7)	(1)
Long term liability	—	(2)

For further information on interest rate contracts and foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	65
Report of Independent Registered Public Accounting Firm	66
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2006	68
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	69
Consolidated Statements of Shareholders’ (Deficit) Equity for each of the three years ended December 31, 2006	70
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006	71
Notes to Consolidated Financial Statements	72
Supplementary Data (unaudited)
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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

We have completed integrated audits of The Goodyear Tire & Rubber Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006 (Note 13), share-based compensation as of January 1, 2006 (Note 12), and asset retirement obligations as of December 31, 2005 (Note 1).

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 16, 2007

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2006	2005	2004

Net Sales	$20,258	$19,723	$18,353
Cost of Goods Sold	17,006	15,887	14,796
Selling, Administrative and General Expense	2,671	2,760	2,728
Rationalizations (Note 2)	319	11	56
Interest Expense (Note 15)	451	411	369
Other (Income) and Expense (Note 3)	(76)	70	23
Minority Interest in Net Income of Subsidiaries	111	95	58

(Loss) Income before Income Taxes and Cumulative Effect of Accounting Change	(224)	489	323
United States and Foreign Taxes (Note 14)	106	250	208

(Loss) Income before Cumulative Effect of Accounting Change	(330)	239	115
Cumulative Effect of Accounting Change, net of income taxes and minority interest (Note 1)	—	(11)	—

Net (Loss) Income	$(330)	$228	$115

Net (Loss) Income Per Share — Basic
(Loss) Income before cumulative effect of accounting change	$(1.86)	$1.36	$0.65
Cumulative effect of accounting change	—	(0.06)	—

Net (Loss) Income Per Share — Basic	$(1.86)	$1.30	$0.65

Weighted Average Shares Outstanding (Note 4)	177	176	175
Net (Loss) Income Per Share — Diluted
(Loss) Income before cumulative effect of accounting change	$(1.86)	$1.21	$0.63
Cumulative effect of accounting change	—	(0.05)	—

Net (Loss) Income Per Share — Diluted	$(1.86)	$1.16	$0.63

Weighted Average Shares Outstanding (Note 4)	177	209	192

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2006	2005

Assets
Current Assets:
Cash and cash equivalents (Note 1)	$3,899	$2,162
Restricted cash (Note 1)	214	241
Accounts and notes receivable (Note 5)	2,973	3,158
Inventories (Note 6)	2,789	2,810
Prepaid expenses and other current assets	304	245

Total Current Assets	10,179	8,616
Goodwill (Note 7)	685	637
Intangible Assets (Note 7)	166	159
Deferred Income Tax (Note 14)	155	102
Other Assets and Deferred Pension Costs (Notes 8 and 13)	467	860
Properties and Plants (Note 9)	5,377	5,231

Total Assets	$17,029	$15,605

Liabilities
Current Liabilities:
Accounts payable-trade	$2,037	$1,939
Compensation and benefits (Notes 12 and 13)	905	1,773
Other current liabilities	839	671
United States and foreign taxes	225	393
Notes payable and overdrafts (Note 11)	255	217
Long term debt and capital leases due within one year (Note 11)	405	448

Total Current Liabilities	4,666	5,441
Long Term Debt and Capital Leases (Note 11)	6,563	4,742
Compensation and Benefits (Notes 12 and 13)	4,965	3,828
Deferred and Other Noncurrent Income Taxes (Note 14)	333	304
Other Long Term Liabilities	383	426
Minority Equity in Subsidiaries	877	791

Total Liabilities	17,787	15,532
Commitments and Contingent Liabilities (Note 18)
Shareholders’ (Deficit) Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares (300,000,000 in 2005)
Outstanding shares, 178,218,970 (176,509,751 in 2005) (Note 21)	178	177
Capital Surplus	1,427	1,398
Retained Earnings	968	1,298
Accumulated Other Comprehensive Loss (Note 17)	(3,331)	(2,800)

Total Shareholders’ (Deficit) Equity	(758)	73

Total Liabilities and Shareholders’ (Deficit) Equity	$17,029	$15,605

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated	Total
	Common Stock				Other	Shareholders’
			Capital	Retained	Comprehensive	(Deficit)
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity

Balance at December 31, 2003
(after deducting 20,352,239 treasury shares)	175,326,429	$175	$1,390	$955	$(2,553)	$(33)
Comprehensive income (loss):
Net income				115		115
Foreign currency translation (net of tax of $0)					254
Minimum pension liability (net of tax of $34)					(284)
Unrealized investment gain (net of tax of $0)					13
Deferred derivative gain (net of tax of $0)					30
Reclassification adjustment for amounts recognized in income (net of tax of $(4))					(24)

Other comprehensive loss						(11)

Total comprehensive income						104
Common stock issued from treasury:
Stock-based compensation plans	293,210	1	2			3

Balance at December 31, 2004
(after deducting 20,059,029 treasury shares)	175,619,639	176	1,392	1,070	(2,564)	74
Comprehensive income (loss):
Net income				228		228
Foreign currency translation (net of tax of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative loss (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17

Other comprehensive loss						(236)

Total comprehensive loss						(8)
Common stock issued from treasury:
Stock-based compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	177	1,398	1,298	(2,800)	73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income						668

Total comprehensive income						338
Adjustment to initially apply FASB Statement No. 158 for pension and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock-based compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	$178	$1,427	$968	$(3,331)	$(758)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2006	2005	2004

Cash Flows from Operating Activities:
Net (Loss) Income	$(330)	$228	$115
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	675	630	629
Amortization of debt issuance costs	19	76	74
Deferred tax provision (Note 14)	(48)	(19)	(4)
Net rationalization charges (Note 2)	319	11	56
Net (gains) losses on asset sales (Note 3)	(40)	36	4
Net insurance settlement gains (Note 3)	(3)	(79)	(149)
Minority interest and equity earnings	106	91	53
Cumulative effect of accounting change	—	11	—
Pension contributions	(714)	(526)	(265)
Rationalization payments	(124)	(43)	(97)
Insurance recoveries	46	228	175
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	278	(14)	(395)
Inventories	108	(245)	(50)
Accounts payable — trade	92	44	154
U.S. and foreign taxes	(187)	173	(43)
Deferred taxes and noncurrent income taxes	2	(123)	15
Compensation and benefits	361	439	474
Other current liabilities	33	(62)	145
Other long term liabilities	(36)	(34)	(149)
Other assets and liabilities	3	64	45

Total cash flows from operating activities	560	886	787
Cash Flows from Investing Activities:
Capital expenditures	(671)	(634)	(529)
Asset dispositions	127	257	19
Asset acquisitions	(41)	(2)	(62)
Decrease (increase) in restricted cash	27	(80)	(131)
Other transactions	26	18	50

Total cash flows from investing activities	(532)	(441)	(653)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	79	42	64
Short term debt and overdrafts paid	(104)	(7)	(99)
Long term debt incurred	2,245	2,289	1,899
Long term debt paid	(501)	(2,390)	(1,549)
Common stock issued (Note 12)	12	7	2
Dividends paid to minority interests in subsidiaries	(69)	(52)	(29)
Debt issuance costs	(15)	(67)	(51)

Total cash flows from financing activities	1,647	(178)	237
Effect of Exchange Rate Changes on Cash and Cash Equivalents	62	(60)	38

Net Change in Cash and Cash Equivalents	1,737	207	409
Cash and Cash Equivalents at Beginning of the Year	2,162	1,955	1,546

Cash and Cash Equivalents at End of the Year	$3,899	$2,162	$1,955

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders. All intercompany transactions have been eliminated. Our investments in companies in which we do not own a majority and we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, our share of the earnings of these companies is included in the Consolidated Statement of Operations. Investments in other companies are carried at cost.

The consolidated financial statements also include the accounts of entities consolidated pursuant to the provisions of Interpretation No. 46 of the Financial Accounting Standards Board, “Consolidation of Variable Interest Entities (“VIEs”) — an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively, “FIN 46”). FIN 46 requires consolidation of VIEs in which a company holds a controlling financial interest through means other than the majority ownership of voting equity. Entities consolidated under FIN 46 include South Pacific Tyres (“SPT”) and Tire and Wheel Assembly (“T&WA”). Effective in January 2006, we purchased the remaining 50% interest in SPT and no longer consolidate SPT under FIN 46.

Refer to Note 8.

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

Revenue Recognition and Accounts Receivable Valuation

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured. A provision for sales returns, discounts and allowances is recorded at the time of sale. Appropriate provisions are made for uncollectible accounts based on historical loss experience, portfolio duration, economic conditions and credit risk quality. The adequacy of the allowances are assessed quarterly.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Shipping and Handling Fees and Costs

Costs incurred for transportation of products to customers are recorded as a component of Cost of goods sold.

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of Cost of goods sold. Research and development expenditures were $359 million, $365 million and $364 million in 2006, 2005 and 2004, respectively.

Warranty

Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 18.

Environmental Cleanup Matters

We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 18.

Legal Costs

We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note 18.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, administrative and general expenses. Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $322 million, $379 million and $383 million in 2006, 2005 and 2004, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Associate related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. Other than associate related costs, costs generally include, but are not limited to, noncancelable lease costs, contract terminations, and moving and relocation costs. Rationalization charges related to accelerated depreciation and asset impairments are recorded in Cost of goods sold or Selling, administrative, and general expense. Refer to Note 2.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. Refer to Note 14.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities normally mature within three months from the date of acquisition. Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Book overdrafts are recorded within Accounts payable-trade and totaled $133 million and $196 million at December 31, 2006 and 2005, respectively. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with book overdrafts are classified as financing activities.

Restricted Cash and Restricted Net Assets

Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. Refer to Note 18 for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At December 31, 2006, cash balances totaling $214 million were subject to such restrictions, compared to $241 million at December 31, 2005. Subsequent to December 31, 2006, $20 million of restricted cash became unrestricted.

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2006, approximately $284 million of net assets were subject to such restrictions, compared to approximately $236 million at December 31, 2005.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We recognize abnormal manufacturing costs as period costs and allocate fixed manufacturing overheads based on normal production capacity. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 6.

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

valuation methodology based upon an EBITDA multiple using comparable companies. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might be warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 7.

Investments

Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss, net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 8 and 17.

Properties and Plants

Properties and plants are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of properties and plants, and interest costs incurred during the construction period of major projects, are capitalized. Repair and maintenance costs are expensed as incurred. Properties and plants are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Notes 9 and 15.

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated Other Comprehensive Loss. Where the U.S. dollar is the functional currency, translation adjustments are recorded in the Statement of Operations.

Derivative Financial Instruments and Hedging Activities

To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or financial statement effects of the hedging instrument substantially offset those of the position being hedged.

Derivative contracts are reported at fair value on the Consolidated Balance Sheets as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Loss (“AOCL”). Ineffectiveness in hedging relationships is recorded in Other (Income) and Expense in the current period.

Interest Rate Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges are recognized in income in the current period as Interest Expense. Gains and losses on contracts with no hedging designation are recorded in the current period in Other (Income) and Expense.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts with no hedging designation are recorded in Other (Income) and Expense in the current period.

We do not include premiums paid on forward currency contracts in our assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in Other (Income) and Expense over the life of the contract.

Net Investment Hedging — Nonderivative instruments denominated in foreign currencies are used from time to time to hedge net investments in foreign subsidiaries. Gains and losses on these instruments are deferred and recorded in AOCL as Foreign Currency Translation Adjustments. These gains and losses are only recognized in income upon the complete or partial sale of the related investment or the complete liquidation of the investment.

Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other (Income) and Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other (Income) and Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income in Other (Income) and Expense.

Refer to Note 11.

Stock-Based Compensation

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“SFAS No. 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based awards to employees at fair value and to recognize such cost in income over the period during which the service is provided, usually the vesting period. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, we recognized compensation expense for all awards granted or modified after December 31, 2005 and for the unvested portion of all outstanding awards at the date of adoption.

We recognized compensation expense using the straight-line approach. We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award and implied volatility calculated for our exchange traded options with an expiration date greater than one year;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years.

Refer to Note 12 for additional information on our stock-based compensation plans and related compensation expense.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

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

	Year Ended December 31,
(In millions, except per share amounts)	2005	2004

Net income as reported	$228	$115
Add: Stock-based compensation expense included in net income (net of tax)	5	6
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(21)	(20)

Net income as adjusted	$212	$101

Net income per share:
Basic — as reported	$1.30	$0.65
— as adjusted	1.20	0.58
Diluted — as reported	$1.16	$0.63
— as adjusted	1.09	0.56

Earnings Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and contingently convertible debt, regardless of whether the provision of the contingent features had been met.

All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 4.

Asset Retirement Obligations

We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) on December 31, 2005. FIN 47 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset.

Upon adoption of FIN 47, we recorded a liability of $16 million and recognized a non-cash cumulative effect charge of $11 million, net of taxes and minority interest of $3 million. The liability as of December 31, 2006 was $12 million.

We are legally obligated by various country, state, or local regulations to incur costs to retire certain of our assets. A liability is recorded for these obligations in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. Our AROs are primarily associated with the cost of removal and disposal of asbestos. In addition, we have identified certain other AROs, such as asbestos remediation activities to be performed in the future, for which information regarding the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

timing and method of potential settlement is not available as of December 31, 2006 and 2005, and therefore, we are not able to reasonably estimate the fair value of these liabilities at this time.

The following table sets forth information for the years ended December 31, 2005 and 2004 adjusted for the recognition of depreciation expense related to the cost of asset retirements and accretion expense had we accounted for AROs in accordance with FIN 47 in those periods:

(In millions, except per share amounts)	2005	2004

Asset retirement obligation — beginning of year	$15	$14
Asset retirement obligation — end of year	16	15
Reported net income	$228	$115
Cumulative effect of accounting change, net of taxes and minority interest	11	—
Depreciation expense, net of taxes and minority interest	(1)	(1)
Accretion expense, net of taxes and minority interest	(1)	(1)

Adjusted income before cumulative effect of accounting change	$237	$113

Income per share — Basic
As reported	$1.30	$0.65
Cumulative effect of accounting change, net of taxes and minority interest	0.06	—
Depreciation expense, net of taxes and minority interest	—	—
Accretion expense, net of taxes and minority interest	—	—

Income before cumulative effect of accounting change — Basic	$1.36	$0.65

Income per share — Diluted
As reported	$1.16	$0.63
Cumulative effect of accounting change, net of taxes and minority interest	0.05	—
Depreciation expense, net of taxes and minority interest	—	—
Accretion expense, net of taxes and minority interest	—	—

Income before cumulative effect of accounting change — Diluted	$1.21	$0.63

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

In addition, certain other items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

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

the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 resulted in a decrease in total shareholders’ equity of $1,199 million as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, refer to Note 13.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. Tax positions taken in prior years are being evaluated under FIN No. 48 and we anticipate we will increase the opening balance of retained earnings as of January 1, 2007 by up to $30 million for tax benefits not previously recognized under historical practice.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have an impact on the consolidated financial statements.

Note 2.	Costs Associated with Rationalization Programs

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. The net amounts of rationalization charges included in the Consolidated Statements of Operations were as follows:

(In millions)	2006	2005	2004

New charges	$331	$29	$95
Reversals	(12)	(18)	(39)

	$319	$11	$56

The following table presents the reconciliation of the liability balance between periods:

		Other Than
	Associate-related	Associate-related
(In millions)	Costs	Costs	Total

Accrual balance at December 31, 2003	$110	$33	$143
2004 charges	76	19	95
Incurred	(110)	(23)	(133)
FIN 46 adoption	—	2	2
Reversed to the statement of operations	(35)	(4)	(39)

Accrual balance at December 31, 2004	41	27	68
2005 charges	26	3	29
Incurred	(37)	(8)	(45)
Reversed to the statement of operations	(11)	(7)	(18)

Accrual balance at December 31, 2005	19	15	34
2006 charges	301	30	331
Incurred	(228)	(23)	(251)
Reversed to the statement of operations	(10)	(2)	(12)

Accrual balance at December 31, 2006	$82	$20	$102

Rationalization actions in 2006 consisted of plant closures in the European Union Tire Segment of a passenger tire manufacturing facility in Washington, United Kingdom, and Asia Pacific’s Upper Hutt, New Zealand passenger tire manufacturing facility. Charges have also been incurred for a plan in North American Tire to close our Tyler, Texas tire manufacturing facility, which is expected to be closed in the first quarter of 2008, and a plan in Eastern Europe Tire Segment to close our tire manufacturing business in Casablanca, Morocco, expected to be completed in the first quarter of 2007. Charges have also been recorded for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which is expected to be completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in Eastern Europe Tire Segment to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the European Union Tire and Eastern Europe Tire

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

Segments as well as plans in most segments to reduce selling, administrative and general expense through headcount reductions.

For 2006, $319 million ($335 million after-tax or $1.89 per share) of net charges were recorded. New charges of $331 million were recorded and are comprised of $323 million for plans initiated in 2006 and $8 million for plans initiated in 2005 for associate-related costs. The $323 million of new charges for 2006 plans consist of $293 million of associate-related costs and $30 million primarily for non-cancelable lease costs. The $293 million of associate related costs consist of approximately $166 million related primarily to associate related severance costs and approximately $127 million related to non-cash pension and postretirement benefit costs. The net charge in 2006 also includes reversals of $12 million of reserves for actions no longer needed for their originally intended purposes. Approximately 5,470 associates will be released under programs initiated in 2006, of which 2,400 were released by December 31, 2006.

In 2006, $101 million was incurred primarily for associate severance payments, $127 million for non-cash associate items primarily related to pension and postretirement termination benefit costs, and $23 million was incurred primarily for non-cancelable lease and other exit costs.

The accrual balance of $102 million at December 31, 2006 includes approximately $14 million related to long term non-cancelable lease costs and approximately $88 million primarily related to severance costs that are expected to be substantially utilized within the next twelve months.

In addition to the above charges, accelerated depreciation charges of $83 million and asset impairment charges of $2 million were recorded in Cost of goods sold related to fixed assets that will be taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in Selling, administrative and general expense.

The following table summarizes, by segment, the total charges expected to be recorded and the total charges recorded in 2006, related to the new plans initiated in 2006:

		Charges
	Expected Total	Recorded in
(In millions)	Charge	2006

North American Tire	$242	$188
European Union Tire	73	66
Eastern Europe, Middle East and Africa Tire	29	29
Latin America Tire	2	2
Asia Pacific Tire	34	30
Engineered Products	9	8

	$389	$323

Additional rationalization charges of $66 million related to rationalization plans announced in 2006 have not yet been recorded and are expected to be incurred and recorded during the next twelve months.

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

For 2005, $11 million ($5 million after-tax or $0.02 per share) of net charges were recorded, which included $29 million ($20 million after-tax or $0.09 per share) of new rationalization charges. The charges were partially offset by $18 million ($15 million after-tax or $0.07 per share) of reversals of rationalization charges no longer needed for their originally-intended purposes. The $18 million of reversals consisted of $11 million of associate-related costs for plans initiated in 2004 and 2003, and $7 million primarily for non-cancelable leases that were exited during the first quarter related to plans initiated in 2001 and earlier. The $29 million of charges primarily represented associate-related costs and consist of $26 million for plans initiated in 2005 and $3 million for plans initiated in 2004 and 2003. Approximately 900 associates will be released under the programs initiated in 2005, of which approximately 890 were released by December 31, 2006.

In 2005, $35 million was incurred primarily for associate severance payments, $1 million for cash pension settlement benefit costs, $1 million for non-cash pension and postretirement termination benefit costs, and $8 million was incurred primarily for non-cancelable lease costs.

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

In fiscal year 2004, net charges were recorded totaling $56 million ($48 million after-tax or $0.27 per share). The net charges included reversals of $39 million ($32 million after-tax or $0.17 per share) related to reserves from rationalization actions no longer needed for their originally-intended purpose, and new charges of $95 million ($84 million after-tax or $0.44 per share). Included in the $95 million of new charges was $77 million for plans initiated in 2004. Approximately 1,165 associates will be released under programs initiated in 2004, of which approximately 1,155 have been released to date (70 in 2006, 445 in 2005 and 640 in 2004). The costs of the 2004 actions consisted of $40 million related to future cash outflows, primarily for associate severance costs, including $32 million in non-cash pension curtailments and postretirement benefit costs and $5 million for non-cancelable lease costs and other exit costs. Costs in 2004 also included $16 million related to plans initiated in 2003, consisting of $14 million of non-cancelable lease costs and other exit costs and $2 million of associate severance costs. The reversals are primarily the result of lower than initially estimated associate severance costs of $35 million and lower leasehold and other exit costs of $4 million. Of the $35 million of associate severance cost reversals, $12 million related to previously-approved plans in Engineered Products that were reorganized into the 2004 warehouse, manufacturing, and sales and marketing associate reductions.

In 2004, $75 million was incurred primarily for associate severance payments, $35 million for non-cash pension curtailments and postretirement benefit costs, and $23 million was incurred for non-cancelable lease costs and other costs.

Accelerated depreciation charges totaling $10 million were recorded in 2004 for fixed assets that were taken out of service in connection with certain rationalization plans initiated in 2003 and 2004 in European Union Tire, Latin American Tire and Engineered Products. During 2004, $7 million was recorded as Cost of goods sold and $3 million was recorded as Selling, administrative and general expense.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense

(In millions)	2006	2005	2004

Interest income	$(87)	$(59)	$(34)
Net (gain) loss on asset sales	(40)	36	4
Financing fees	40	109	117
General and product liability — discontinued products	26	9	53
Foreign currency exchange	(1)	22	23
Net insurance settlement gains	(1)	(43)	(145)
Equity in (earnings) losses of affiliates	(10)	(11)	(8)
Miscellaneous	(3)	7	13

	$(76)	$70	$23

Interest income consisted primarily of amounts earned on cash deposits. The increase was due primarily to higher cash balances in the United States as a result of note offerings completed in the fourth quarter of 2006. At December 31, 2006, significant concentrations of cash, cash equivalents and restricted cash held by our international subsidiaries included the following amounts:

•	$863 million or 21% in Europe, primarily Western Europe, ($673 million or 28% at December 31, 2005),

•	$208 million or 5% in Asia, primarily Australia, ($213 million or 9% at December 31, 2005), and

•	$163 million or 4% in Latin America, primarily Venezuela, ($203 million or 8% at December 31, 2005).

Net gains on asset sales in 2006 included a gain of $21 million ($16 million after-tax or $0.09 per share) on the sale of a capital lease in European Union Tire, a gain of $9 million ($8 million after-tax or $0.04 per share) on the sale of the Fabric business, and net gains of $10 million ($7 million after-tax or $0.04 per share) on the sales of other assets primarily in European Union Tire.

Net loss on asset sales in 2005 included a loss of $73 million ($73 million after-tax or $0.35 per share) on the sale of the Farm Tire business in North American Tire, a gain of $24 million ($24 million after-tax or $0.12 per share) on the sale of the Wingtack adhesive resins business in North American Tire and net gains of $13 million ($12 million after-tax or $0.06 per share) on the sales of other assets primarily in North American Tire.

Net losses on asset sales in 2004 were $4 million ($8 million after-tax or $0.04 per share) on the sale of assets in North American Tire, European Union Tire and Engineered Products. The net loss includes $15 million on the write-down of assets of our natural rubber plantation in Indonesia.

Financing fees in 2005 included $47 million of debt issuance costs written-off in connection with our 2005 refinancing activities, which includes approximately $30 million of previously unamortized fees related to replaced facilities and $17 million of costs related to the new facilities. Also in 2005 there were higher amortization of debt fees of $15 million. In 2004, $21 million of deferred costs were written-off in connection with our refinancing activities.

General and product liability-discontinued products includes charges for claims against us related to asbestos personal injury claims, and for liabilities related to Entran II claims, net of probable insurance recoveries. During 2006, $9 million of expenses related to Entran II claims and $17 million of net expenses related to asbestos claims ($39 million of expense and $22 million of probable insurance recoveries). During 2005, we recorded gains of $32 million from settlements with certain insurance companies related to asbestos coverage. A portion of the costs incurred by us related to these claims had been recorded in prior years. During 2004, $42 million of net expenses related to Entran II claims ($142 million of expense and $100 million of insurance recoveries) and $11 million of net expenses related to asbestos claims ($13 million of expense and $2 million of probable insurance recoveries).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense (continued)

Foreign currency exchange was favorably impacted by approximately $23 million as a result of the strengthening Chilean Peso, Euro, and Mexican Peso versus the U.S. dollar.

Net insurance settlement gains in 2005 and 2004 of $43 million and $145 million, respectively, primarily represent settlements with certain insurance companies related to environmental coverage and property loss.

Included in 2006 miscellaneous income is a $15 million gain in Latin American Tire resulting from the favorable resolution of a legal matter.

Note 4.	Per Share of Common Stock

Basic earnings per share have been computed based on the weighted average number of common shares outstanding.

There are contingent conversion features included in the indenture governing our $350 million 4% Convertible Senior Notes due 2034 (“the Notes”), issued on July 2, 2004. The Notes became convertible on January 17, 2006 and remained convertible through March 31, 2006. No Notes were surrendered for conversion during this period. The Notes were not convertible during the second, third and fourth quarters of 2006 as the applicable stock price condition was not met. The Notes became convertible on January 18, 2007 and will remain convertible through March 31, 2007. The Notes may be convertible after March 31, 2007 if the stock price condition is met in any future fiscal quarter or if any other conditions to conversion set forth in the indenture governing the Notes are met. If all of the Notes outstanding are surrendered for conversion, the aggregate number of shares of common stock issued would be approximately 29 million.

The following table presents the number of incremental weighted average shares outstanding used in computing diluted per share amounts:

	2006	2005	2004

Weighted average shares outstanding — basic	177,253,463	176,107,411	175,377,316
4% Convertible Senior Notes due 2034	—	29,069,767	14,534,884
Stock options and other dilutive securities	—	3,553,194	2,346,070

Weighted average shares outstanding — diluted	177,253,463	208,730,372	192,258,270

Weighted average shares outstanding — diluted for 2006 exclude the effects of approximately 29 million contingently issuable shares and approximately 7 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e. “in-the-money” options), as their inclusion would have been anti-dilutive due to the Net loss in 2006.

Additionally, weighted average shares outstanding — diluted exclude approximately 17 million, 23 million and 23 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options), for 2006, 2005 and 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Per Share of Common Stock (continued)

The following table presents the computation of Adjusted net (loss) income used in computing Net (loss) income per share — diluted. The computation assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of January 1, 2005 and July 2, 2004 for 2005 and 2004, respectively. Adjusted Net loss for 2006 does not include the after-tax interest cost as the Notes were anti-dilutive for the year.

(In millions)	2006	2005	2004

Net (Loss) Income	$(330)	$228	$115
After-tax impact of 4% Convertible Senior Notes due 2034	—	14	7

Adjusted Net (Loss) Income	$(330)	$242	$122

Note 5.	Accounts and Notes Receivable

(In millions)	2006	2005

Accounts and notes receivable	$3,076	$3,288
Allowance for doubtful accounts	(103)	(130)

	$2,973	$3,158

Accounts and Notes Receivable included non-trade receivables totaling $301 million and $300 million at December 31, 2006 and 2005, respectively. These amounts primarily related to value-added taxes and tax receivables.

During 2004, one of our international subsidiaries had established an accounts receivable continuous sales program whereunder this subsidiary may receive proceeds from the sale of certain of its receivables to a SPE affiliate of a certain bank. This subsidiary retained servicing responsibilities. This program was terminated during 2004.

The following table presents certain cash flows related to this program:

(In millions)	2004

Proceeds from collections reinvested in previous securitizations	$633
Reimbursement for rebates and discounts issued	60
Cash used for termination of program	76

Note 6.	Inventories

(In millions)	2006	2005

Raw materials	$722	$587
Work in process	156	137
Finished products	1,911	2,086

	$2,789	$2,810

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets

The net carrying amount of goodwill allocated by reporting unit, and changes during 2006, follows:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2005	Allocation	Divestitures	Adjustments	2006

North American Tire	$98	$—	$(3)	$—	$95
European Union Tire	343	—	(4)	42	381
Eastern Europe, Middle East and Africa Tire	111	1	—	7	119
Latin American Tire	—	—	—	—	—
Asia Pacific Tire	64	2	—	1	67
Engineered Products	21	—	—	2	23

	$637	$3	$(7)	$52	$685

We recorded new goodwill totaling $12 million during 2006 as a result of acquisitions, primarily SPT. Refer to Note 8. We also reduced the carrying amount of goodwill by $10 million during 2006 to record the release of tax valuation allowances recorded in purchase price allocations in prior years.

The net carrying amount of goodwill allocated by reporting unit, and changes during 2005, follows:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2004	Allocation	Divestitures	Adjustments	2005

North American Tire	$102	$—	$(8)	$4	$98
European Union Tire	403	—	—	(60)	343
Eastern Europe, Middle East and Africa Tire	124	—	—	(13)	111
Latin American Tire	1	—	—	(1)	—
Asia Pacific Tire	67	—	—	(3)	64
Engineered Products	20	2	—	(1)	21

	$717	$2	$(8)	$(74)	$637

The following table presents information about other intangible assets:

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount

Intangible assets with indefinite lives	$130	$(9)	$121	$119	$(9)	$110
Trademarks and Patents	45	(21)	24	48	(20)	28
Other intangible assets	29	(8)	21	28	(7)	21

Total Other intangible assets	$204	$(38)	$166	$195	$(36)	$159

(1)	Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets — (Continued)

Amortization expense for intangible assets totaled $4 million, $4 million and $4 million in 2006, 2005 and 2004, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $3 million during each of the next five years and the weighted average remaining amortization period is approximately 20 years.

Note 8.	Investments

Consolidation of Variable Interest Entities

We applied the provisions of FIN 46 for entities that are not SPEs effective January 1, 2004 and consolidated two previously unconsolidated investments, SPT, a tire manufacturer, marketer and exporter of tires in Australia and New Zealand, and T&WA, a wheel mounting operation in the United States which sells to OE manufacturers. This consolidation was treated as a non-cash transaction on the Consolidated Statements of Cash Flows with the exception of approximately $24 million of cash and cash equivalents from SPT and T&WA, which was included in Other assets and liabilities in the Operating activities section of the statement. In connection with the consolidation of SPT and T&WA, we recorded approximately $5 million of goodwill. Effective January 2006, we purchased the remaining 50% interest in SPT and no longer consolidate SPT under FIN 46.

Investments and Acquisitions

We have funded approximately 37% of the obligations under our Supplemental Pension Plan as of December 31, 2006 (approximately 40% at December 31, 2005) using a Trust. The Trust invests in debt and equity securities and funds current benefit payments under the Supplemental Pension Plan. No contributions were made to the Trust in 2006 or 2005. The debt securities have maturities ranging from March 15, 2007 through September 1, 2036. The fair value of the Trust assets was $25 million and $26 million at December 31, 2006 and 2005, respectively, and was included in Other Assets on the Consolidated Balance Sheets. We have classified the Trust assets as available-for-sale, as provided in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, gains and losses resulting from changes in the fair value of the Trust assets are deferred and reported in AOCL on the Consolidated Balance Sheets. At December 31, 2006 and 2005, AOCL included a gross unrealized holding gain on the Trust assets of $5 million ($2 million after-tax) and $4 million ($1 million after-tax), respectively.

We owned 3,421,305 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2006 and 2005 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $44 million and $49 million at December 31, 2006 and 2005, respectively, and was included in Other Assets on the Consolidated Balance Sheets. We have classified the Sumitomo Investment as available-for-sale, as provided in SFAS 115. At December 31, 2006, AOCL included gross unrealized holding gains on the Sumitomo Investment of $28 million ($29 million after-tax), compared to $32 million ($34 million after-tax) at December 31, 2005.

In January 2006, we acquired the remaining 50% ownership interest in our SPT joint venture from Ansell Limited. SPT is the largest tire manufacturer in Australia and New Zealand. In connection with the acquisition we paid Ansell approximately $40 million and repaid approximately $50 million of outstanding loans from Ansell to SPT. As a result of the acquisition, we recorded goodwill of approximately $12 million and indefinite lived intangible assets of $10 million. The purchase price has been allocated based on 50% of the assets acquired and liabilities assumed. This process was completed in the third quarter of 2006. SPT’s results have been consolidated in our financial statements since January 1, 2004. Assuming that the acquisition of the remaining 50% interest had occurred on January 1, 2004, the proforma impact to the Statement of Operations was insignificant.

Dividends received from our consolidated subsidiaries were $247 million, $290 million and $155 million in 2006, 2005 and 2004, respectively, which included stock dividends of $16 million and $15 million in 2005 and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Investments — (Continued)

2004, respectively. Dividends received from our affiliates accounted for using the equity method were $5 million, $7 million and $3 million in 2006, 2005 and 2004, respectively.

Note 9.	Properties and Plants

	2006			2005
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Properties and plants, at cost:
Land and improvements	$442	$5	$447	$415	$9	$424
Buildings and improvements	1,902	84	1,986	1,856	91	1,947
Machinery and equipment	10,408	108	10,516	9,885	110	9,995
Construction in progress	442	—	442	445	—	445

	13,194	197	13,391	12,601	210	12,811
Accumulated depreciation	(8,064)	(99)	(8,163)	(7,635)	(94)	(7,729)

	5,130	98	5,228	4,966	116	5,082
Spare parts	149	—	149	149	—	149

	$5,279	$98	$5,377	$5,115	$116	$5,231

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 8 to 45 years; machinery and equipment, 3 to 30 years.

Note 10.	Leased Assets

Net rental expense comprised the following:

(In millions)	2006	2005	2004

Gross rental expense	$368	$359	$349
Sublease rental income	(75)	(76)	(74)

	$293	$283	$275

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our domestic retail distribution network is sublet to independent dealers.

While substantially all subleases and some operating leases are cancelable for periods beyond 2007, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets (continued)

The following table presents minimum future lease payments:

						2012 and
(In millions)	2007	2008	2009	2010	2011	Beyond	Total

Capital Leases
Minimum lease payments	$11	$11	$11	$10	$9	$29	$81
Imputed interest							(23)
Executory costs							—

Present value							$58

Operating Leases
Minimum lease payments	$315	$247	$187	$145	$110	$451	$1,455
Minimum sublease rentals	(47)	(37)	(28)	(19)	(9)	(14)	(154)

	$268	$210	$159	$126	$101	$437	1,301

Imputed interest							(381)

Present value							$920

Note 11.	Financing Arrangements and Derivative Financial Instruments

At December 31, 2006, we had total credit arrangements totaling $8,208 million, of which $533 million were unused.

Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2006, we had short term committed and uncommitted credit arrangements totaling $491 million, of which $6 million related to consolidated VIEs. Of these amounts, $236 million and $6 million, respectively, were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

The following table presents amounts due within one year at December 31:

(In millions)	2006	2005

Notes payable and overdrafts:
Amounts related to VIEs	$—	$74
Other international subsidiaries	255	143

	$255	$217

Weighted average interest rate	5.62%	5.24%
Long term debt and capital leases due within one year:
Amounts related to VIEs	$1	$54
5 3/8% Swiss Franc Bond due 2006	—	120
6 5/8% Notes due 2006	—	216
8 1/2% Notes due 2007	300	—
U.S. Revolving credit facility	37	—
Other (including capital leases)	67	58

	$405	$448

Weighted average interest rate	8.34%	6.13%
Total obligations due within one year	$660	$665

Amounts related to VIEs in Notes payable and overdrafts, and Long term debt and capital leases due within one year represented amounts owed by T&WA in 2006 and T&WA and SPT in 2005.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Long Term Debt and Capital Leases and Financing Arrangements

At December 31, 2006, we had long term credit arrangements totaling $7,717 million, of which $297 million were unused.

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
(In millions)	2006	Rate	2005	Rate

Notes:
5 3/8% Swiss franc bonds due 2006	$—	—	$120	5 3/8%
6 5/8% due 2006	—	—	216	6 5/8%
8 1/2% due 2007	300	8 1/2%	300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
Floating rate notes due 2009	495	9.14%	—	—
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	500	8.625%	—	—
Floating rate notes due 2011	200	13.70%	200	12.31%
11% due 2011	448	11%	448	11%
9% due 2015	400	9%	400	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	350	4%	350	4%
Bank term loans:
$1.2 billion second lien term loan facility due 2010	1,200	8.14%	1,200	7.06%
€155 million senior secured European term loan due 2010	202	5.91%	183	4.85%
$300 million third lien secured term loan due 2011	300	8.89%	300	7.81%
Pan-European accounts receivable facility due 2009	362	5.05%	324	3.91%
German revolving credit facility due 2010	204	6.42%	—	—
U.S. Revolving credit facility	873	7.60%	—	—
Other domestic and international debt	169	7.48%	85	6.20%
Amounts related to VIEs	8	7.51%	89	6.45%

	6,910		5,114
Capital lease obligations	58		76

	6,968		5,190
Less portion due within one year	(405)		(448)

	$6,563		$4,742

The following table presents information about long term fixed rate debt, including capital leases, at December 31:

(In millions)	2006	2005

Carrying amount — liability	$2,999	$2,847
Fair value — liability	3,354	3,046

The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at December 31, 2006 and 2005 due primarily to lower market interest rates. The fair value of the 6 5/8% Notes due 2006 was partially hedged by floating rate swap contracts with notional principal amounts

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

totaling $200 million at December 31, 2005. The fair value of our variable rate debt approximated its carrying amount at December 31, 2006 and 2005.

NOTE OFFERINGS

$1.0 Billion Senior Notes Offering

On November 21, 2006, we completed an offering of (i) $500 million aggregate principal amount of 8.625% Senior Notes due 2011 (the “Fixed Rate Notes”), and (ii) $500 million aggregate principal amount of Senior Floating Rate Notes due 2009. The Fixed Rate Notes were sold at par and bear interest at a fixed rate of 8.625% per annum. The Floating Rate Notes were sold at 99% of the principal amount and bear interest at a rate per annum equal to the six-month London Interbank Offered Rate, or LIBOR, plus 375 basis points. The Notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured. A portion of the proceeds were used to repay at maturity $216 million principal amount of 6 5/8% Notes due December 1, 2006, and we also plan to use the proceeds to repay $300 million principal amount of 8 1/2% Notes maturing March 15, 2007. The remaining proceeds are to be used for other general corporate purposes.

We may redeem some or all of the Floating Rate Notes at any time prior to maturity at a redemption price equal to the principal amount of the Floating Rate Notes plus accrued and unpaid interest. After December 1, 2009, we may redeem for cash all or a portion of the Fixed Rated Notes at the redemption prices set forth in the Indenture. Prior to December 1, 2009, we may redeem for cash some or all of the Fixed Rate Notes at a redemption price equal to the principal amount of the Fixed Rate Notes plus the make-whole premium set forth in the Indenture. In addition, at any time prior to December 1, 2009, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the Indenture.

The terms of the Indenture, among other things, limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the Notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

$650 Million Senior Secured Notes

Our $650 million of senior secured notes, consist of $450 million of 11% senior secured notes due 2011 and $200 million of floating rate notes due 2011, which accrue interest at LIBOR plus 8%. The notes are guaranteed by the same subsidiaries that guarantee our $1.5 billion first lien credit facility and the notes are secured by perfected third-priority liens on the same collateral securing that facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities).

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

The Indenture governing the senior secured notes limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, in the event that the senior secured notes have a rating equal to or greater than Baa3 from Moody’s and BBB- from Standard and Poor’s, a number of those restrictions will not apply, for so long as those credit ratings are maintained.

$400 Million Senior Notes Offering

Our $400 million aggregate principal amount of 9% Senior Notes due 2015 are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantees are unsecured.

The Indenture governing the senior notes limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the Notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

$350 Million Convertible Senior Note Offering

Our $350 million aggregate principal amount of 4% Convertible Senior Notes are due June 15, 2034. The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amounts of notes, which is equal to an initial conversion price of $12.04 per share.

CREDIT FACILITIES

$1.5 Billion First Lien Credit Facility

Our $1.5 billion first lien credit facility consists of a $1.0 billion revolving facility and a $500 million deposit-funded facility. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by collateral that includes, subject to certain exceptions:

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

amount of dividends we may pay on our common stock in any fiscal year to $10 million. This limit increases to $50 million in any fiscal year if Moody’s public senior implied rating and Standard & Poor’s (“S&P”) corporate credit rating improve to Ba2 or better and BB or better, respectively. The facility also limits the amount of capital expenditures we may make to $700 million in each year through 2010 (with increases for the proceeds of equity issuances). Any unused capital expenditures for a year may be carried over into succeeding years. The capital expenditures allowed under our covenants in 2007 is $855 million, which includes carryover from 2006 and 2005.

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

At December 31, 2006, we had outstanding $873 million under the credit facility, all of which was repaid in January 2007. As of December 31, 2006, we also had $6 million of letters of credit issued under the revolving credit facility.

With respect to the deposit-funded facility, the lenders deposited the entire $500 million of the facility in an account held by the administrative agent, and those funds are used to support letters of credit or borrowings on a revolving basis, in each case subject to customary conditions. The full amount of the deposit-funded facility is available for the issuance of letters of credit or for revolving loans. As of December 31, 2006, there were $500 million of letters of credit issued under the deposit-funded facility.

$1.2 Billion Second Lien Term Loan Facility

Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The facility contains covenants similar to those in the $1.5 billion first lien credit facility. However, the facility contains additional flexibility for the incurrence of indebtedness, making of investments and asset dispositions, the payment of dividends and the making of capital expenditures and does not contain the two financial covenants that are in the first lien credit facility. Under certain circumstances, borrowings under the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

facility are required to be prepaid with proceeds of asset sales greater than $15 million. Loans under this facility bear interest at LIBOR plus 275 basis points. As of December 31, 2006, this facility was fully drawn.

$300 Million Third Lien Secured Term Loan Facility

Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The liens are pari-passu with the liens securing our $650 million secured notes due 2011. The facility contains covenants substantially identical to those contained in the $650 million secured notes due 2011, which limit our ability to incur additional indebtedness or liens, pay dividends, make distributions and stock repurchases, make investments and sell assets, among other limitations. Loans under this facility bear interest at LIBOR plus 350 basis points. As of December 31, 2006, this facility was fully drawn.

Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities

These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. The guarantors of the U.S. facilities described above provide unsecured guarantees to support these facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by collateral that includes, subject to certain exceptions:

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

The facilities contain covenants similar to those in the $1.5 billion first lien credit facility, with special limits on the ability of GDTE and its subsidiaries to incur additional unsecured and secured indebtedness, make investments and sell assets beyond specified limits. The facilities also limit the amount of capital expenditures that GDTE may make to $200 million in 2005, $250 million in 2006 and $300 million per year thereafter, with the unused amount in any year carried forward to the succeeding years. In addition, under the facilities we are not permitted to allow the ratio of Consolidated Indebtedness (net of cash in excess of $100 million) to Consolidated EBITDA of GDTE to be greater than 2.75 to 1.00 at the end of any fiscal quarter. Under certain circumstances, borrowings under the term loan facility are required to be prepaid with proceeds of asset sales by GDTE and its subsidiaries greater than $15 million. Loans under the term loan facility bear interest at LIBOR plus 237.5 basis points. With respect to the revolving credit facilities, we pay an annual commitment fee of 75 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 275 basis points. As of December 31, 2006, there were $4 million of letters of credit issued under the European revolving credit facility, $202 million was drawn under the German term loan facilities and $204 million was drawn under the German revolving credit facility. The $204 million drawn under the German revolving credit facility was repaid in January 2007.

The above facilities have customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2004.

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

The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of December 31, 2006 and 2005, the amount available and fully utilized under this program totaled $362 million and $324 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $81 million and $67 million at December 31, 2006 and 2005, respectively. These amounts are included in Notes payable and overdrafts.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2006 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2007	2008	2009	2010	2011

Domestic	$349	$106	$501	$2,042	$2,105
International	56	27	415	411	2

	$405	$133	$916	$2,453	$2,107

Our U.S. and German revolving credit facilities are due 2010, as such, substantially all the borrowings outstanding under these facilities at December 31, 2006 are included in the table as maturing in 2010. However, in January 2007, we repaid all outstanding amounts under these facilities.

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

Interest Rate Exchange Contracts

We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2006, 58% of our debt was at variable interest rates averaging 7.84% compared to 51% at an average rate of 6.80% at December 31, 2005. The increase in the average variable interest rate was driven by increases in the index rates associated with our variable rate debt.

The following tables present contract information and weighted average interest rates. Current market pricing models were used to estimate the fair values of interest rate exchange contracts.

(Dollars in millions)	December 31, 2005	Settled	December 31, 2006

Floating rate contracts:
Notional principal amount	$200	$200	$—
Pay variable LIBOR	6.27%	6.67%	—
Receive fixed rate	6.63%	6.63%	—
Average years to maturity	0.92	—	—
Fair value: asset (liability)	$—	$—	$—
Carrying amount:
Current asset	—	—	—
Long term asset	—	—	—

Weighted average interest rate swap contract information follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2006	2005	2004

Fixed rate contracts:
Notional principal amount	$—	$7	$96
Pay fixed rate	—	5.94%	5.14%
Receive variable LIBOR	—	5.66%	1.86%
Floating rate contracts:
Notional principal amount	$183	$200	$200
Pay variable LIBOR	6.67%	4.92%	3.27%
Receive fixed rate	6.63%	6.63%	6.63%

Interest Rate Lock Contracts

We will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No contracts were outstanding at December 31, 2006 or 2005.

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

Contracts hedging the Swiss franc bonds were designated as cash flow hedges until they matured in March 2006, as were contracts hedging €100 million of the 6 3/8% Euro Notes until they matured in June 2005. Contracts hedging short term trade receivables and payables normally have no hedging designation.

Amounts were reclassified from AOCL into earnings each period to offset the effects of exchange rate movements on the hedged amounts of principal and interest of the Swiss franc bonds through March 2006 and the Euro Notes through June 2005.

The following table presents foreign currency contract information at December 31:

	2006		2005
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Buy currency:
Euro	$36	$34	$34	$34
Swiss franc	8	8	124	86
Japanese yen	35	37	30	31
U.S. dollar	161	161	127	126
All other	67	65	3	2

	$307	$305	$318	$279

Contract maturity:
Swiss franc swap	—	3/06
All other	1/07 — 10/19	1/06 — 10/19

	2006		2005
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Sell currency:
British pound	$146	$145	$41	$41
Swedish krona	13	13	13	13
Canadian dollar	5	5	64	65
Euro	13	13	120	120
All other	35	34	11	11

	$212	$210	$249	$250

Contract maturity	1/07 — 9/07	1/06 — 12/06

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

The following table presents foreign currency contract carrying amounts at December 31:

	2006	2005

Carrying amount — asset (liability):
Swiss franc swap — current asset	$—	$38
Current asset	3	3
Long term asset	4	2
Current liability	(7)	(1)
Long term liability	—	(2)

We were not a party to any foreign currency option contracts at December 31, 2006 or 2005.

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

Note 12.	Stock Compensation Plans

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

On December 4, 2000, we adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees and the Hourly and Salaried Employee Stock Option Plan, which permitted the grant of options up to a maximum of 3,500,000 and 600,000 shares of our common stock, respectively. These plans expired on December 31, 2001 and December 31, 2002, respectively, except for options then outstanding. The options granted under these plans were fully vested prior to January 1, 2006.

Shares issued under our stock-based compensation plans are usually issued from shares of our common stock held in treasury.

Stock Options

Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (average of high and low price) and a contractual term of ten years. The exercise of SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of SARs. Option grants are cancelled on termination of employment unless termination is due to retirement under certain circumstances, in which case, all outstanding options vest fully on retirement and remain outstanding until the end of their contractual term.

The exercise of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans (continued)

from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered, plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant (average of high and low price) and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options.

The following table summarizes the activity related to options during 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In Millions)

Outstanding at January 1	28,668,041	$25.11
Options granted	165,026	13.72
Options exercised	(1,658,054)	9.01		$14
Options expired	(2,479,276)	47.42
Options cancelled	(787,446)	18.71

Outstanding at December 31	23,908,291	24.00	4.1	$102

Vested and expected to vest at December 31	23,502,891	24.20	4.1	$99

Exercisable at December 31	20,033,234	26.16	3.6	$72

Available for grant at December 31	9,206,248

Significant option groups outstanding at December 31, 2006 and related weighted average exercise price and remaining contractual term information follows:

				Remaining
	Options	Options	Exercisable	Contractual Term
Grant Date(1)	Outstanding	Exercisable	Price	(Years)

12/06/05(2)	1,548,851	394,836	$17.15	8.9
12/09/04	3,286,085	1,568,187	12.54	7.9
12/02/03	2,224,707	1,477,752	6.81	6.9
12/03/02	1,366,462	1,366,462	7.94	5.9
12/03/01	2,669,259	2,669,259	22.05	4.9
12/04/00	4,921,919	4,921,919	17.68	3.9
12/06/99	2,886,710	2,886,710	32.00	2.9
11/30/98	1,893,862	1,893,862	57.25	1.9
12/02/97	1,677,397	1,677,397	63.50	0.9
All other	1,433,039	1,176,850	(3)	(3)

	23,908,291	20,033,234

(1)	Grants of options and other stock-based compensation, that were usually made by our Board of Directors in December each year for the subsequent fiscal year, will henceforth be determined by our Board of Directors

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans (continued)

during the first quarter of the respective fiscal year. Consequently, no grants for 2007 were made in December 2006.

(2)	The number of options granted in 2005 decreased in comparison to 2004, as we anticipated grants of performance share units to certain employees in 2006 in lieu of a portion of their 2005 option grants.

(3)	Options in the “All other” category had exercise prices ranging from $5.52 to $74.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.73 and $19.98, respectively, while the remaining weighted average contractual term was 5.5 years and 4.8 years, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2006	2005	2004

Weighted average grant date fair value	$6.52	$8.61	$6.36
Black-Scholes model assumptions(1):
Expected term (years)	6.25	6.25	5.00
Interest rate	4.35%	4.35%	3.55%
Volatility	44.7	44.7	54.7
Dividend yield	—	—	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant-date fair value of the annual grants of stock-based awards by our Board of Directors.

Performance Share Units

Performance Share Units granted under the 2005 Performance Plan are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of pre-determined targets of net income and total cash flow, net of debt and fundings to our pension plans, each weighed equally, over the related three-year period. Half of the units earned will be settled through the payment of cash and the balance will be settled through the issuance of an equivalent number of shares of our common stock. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof.

The following table summarizes the activity related to performance share units during 2006:

Number of Shares

Unvested at January 1	—
Granted	1,098,200
Vested	—
Forfeited	(62,634)

Unvested at December 31	1,035,566

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans (continued)

Other Information

As of January 1, 2006, we recognized stock-based compensation expense of $3 million ($2 million after-tax or $0.01 per share, basic and diluted) upon the adoption of SFAS No. 123R. Additionally, during 2006, we recognized related expense of $26 million ($24 million after-tax). In 2006, we also made cash payments of $3 million to settle exercises of SARs and performance equity units granted under the 2002 Performance Plan. Total cash received from the exercise of stock options during 2006 was $12 million.

As of December 31, 2006, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $41 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2010.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.  Pension, Other Postretirement Benefit and Savings Plans

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). We adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption of SFAS No. 158 has been reflected within our consolidated financial statements as of December 31, 2006. The incremental effect of applying SFAS No. 158 has been disclosed as part of this footnote.

We provide substantially all employees with defined benefit pension benefits. Our principal domestic hourly plan provides benefits based on length of service. The principal domestic plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees making voluntary contributions to these plans receive higher benefits. Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. The announcement of the planned closure of our Tyler, Texas facility and of tire production at our Valleyfield, Quebec facility resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during 2006. We also amended our plan under the union agreement to restore the service credit for the U.S. hourly pension plan. Under the old agreement, union participation in the U.S. hourly plan did not receive service credit for a two year period ended November 1, 2005. On January 1, 2005, the U.S. salaried pension plan was closed to new participants and effective October 1, 2005, our UK pension plans were closed to new participants. Other pension plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain non-U.S. subsidiaries.

We also provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are funded from operations.

On January 21, 2005, final regulations under the Medicare Prescription Drug, Improvement and Modernization Act were issued. Based on the clarifications provided in the final regulations, our net periodic postretirement cost was lowered by $64 million in 2005. This change increased pre-tax income by $53 million in 2005. The difference between the total periodic postretirement cost and pre-tax income amounts represents the portion of net periodic postretirement cost that was carried in inventory at December 31, 2005. The accumulated postretirement benefit obligation was reduced by $529 million in 2005. This reduction in the obligation will be amortized as a reduction of expense over the average remaining service life of active employees.

We use a December 31 measurement date for our plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Total benefits cost and amounts recognized in other comprehensive loss (“OCL”) follows:

	Pension Plans
	U.S.			Non-U.S.			Other Benefits
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004

Benefits cost:
Service cost	$103	$56	$41	$51	$49	$45	$25	$23	$25
Interest cost	295	294	300	137	128	121	135	149	188
Expected return on plan assets	(295)	(258)	(234)	(117)	(115)	(116)	—	—	—
Amortization of prior service cost	59	63	71	4	3	4	41	43	45
- net (gains) losses	91	86	79	75	59	39	9	10	35
- transition amount	—	—	—	1	1	1	—	—	—

Net periodic cost	253	241	257	151	125	94	210	225	293
Curtailments/settlements	20	13	14	(10)	2	(7)	30	25	12
Termination benefits	10	15	4	28	—	—	30	—	—

Total benefits cost	$283	$269	$275	$169	$127	$87	$270	$250	$305

Recognized in OCL:
Prior service cost (credit)	$41			$(3)			$(60)
Net actuarial (gain) loss	(394)			46			(134)
Net obligation at transition	—			(2)			—

Total recognized in OCL	(353)			41			(194)

Total recognized in total benefits cost and OCL	$(70)			$210			$76

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into benefits cost in 2007 are $56 million and $59 million, respectively, for our U.S. plans and $4 million and $75 million, respectively for our non-U.S. plans.

The estimated prior service cost and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into benefits cost in 2007 are $37 million and $10 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The change in benefit obligation and plan assets for 2006 and 2005 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2006	2005	2006	2005	2006	2005

Change in benefit obligation:
Beginning balance	$(5,407)	$(5,191)	$(2,646)	$(2,529)	$(2,629)	$(3,218)
Newly adopted plans	—	—	(8)	(1)	—	—
Service cost — benefits earned	(103)	(56)	(51)	(49)	(25)	(23)
Interest cost	(295)	(294)	(137)	(128)	(135)	(149)
Plan amendments	(111)	—	(5)	—	(1)	—
Actuarial (loss) gain	120	(174)	(77)	(273)	110	532
Participant contributions	(10)	(11)	(7)	(8)	(26)	(19)
Curtailments/settlements	(10)	—	66	1	2	(7)
Termination benefits	(10)	(15)	(28)	—	(30)	—
Divestitures	—	—	—	9	—	—
Foreign currency translation	—	—	(258)	203	1	(5)
Benefit payments	409	334	152	129	255	260

Ending balance	$(5,417)	$(5,407)	$(2,999)	$(2,646)	$(2,478)	$(2,629)
Change in plan assets:
Beginning balance	$3,404	$3,046	$1,638	$1,552	$—	$—
Newly adopted plans	—	—	7	—	—	—
Actual return on plan assets	478	261	142	206	—	—
Company contributions to plan assets	556	407	124	81	4	—
Cash funding of direct participant payments	11	13	23	25	229	241
Participant contributions	10	11	7	8	26	19
Curtailments/settlements	—	—	(14)	—	—	—
Foreign currency translation	—	—	147	(105)	—	—
Benefit payments	(409)	(334)	(152)	(129)	(255)	(260)

Ending balance	$4,050	$3,404	$1,922	$1,638	$4	$—

Funded status at end of year	$(1,367)	(2,003)	$(1,077)	(1,008)	$(2,474)	(2,629)

Unrecognized prior service cost		325		20		359
Unrecognized net loss		1,646		1,025		355
Unrecognized net obligation at transition		—		2		—

Net amount recognized		$(32)		$39		$(1,915)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2006	2005	2006	2005	2006	2005

Noncurrent assets	$—	$—	$35	$17	$—	$—
Current liabilities	(19)	(736)	(23)	(129)	(231)	(254)
Noncurrent liabilities	(1,348)	(1,181)	(1,089)	(740)	(2,243)	(1,661)
Intangible asset included in other assets	—	329	—	22	—	—
Deferred and other noncurrent income taxes	—	210	—	117	—	—
Minority shareholders’ equity	—	28	—	143	—	—
Accumulated other comprehensive loss (AOCL)	—	1,318	—	609	—	—

Net amount recognized	$(1,367)	$(32)	$(1,077)	$39	$(2,474)	$(1,915)

Amounts recognized in accumulated other comprehensive loss, net of tax and minority, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2006	2005	2006	2005	2006	2005

Prior service cost	$366	—	$17	—	$299	—
Net actuarial loss	1,252	—	1,071	—	221	—

Gross amount recognized	1,618	—	1,088	—	520	—
Deferred income taxes	(210)	—	(131)	—	2	—
Minority shareholders’ equity	(24)	—	(185)	—	9	—

Net amount recognized	$1,384	—	$772	—	$531	—

The increase in minimum pension liability adjustment, net of tax, included in AOCL was $77 million in 2005 and $126 million in 2004, respectively, for our U.S. plans, and $20 million and $158 million, respectively, for our non-U.S. plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The following table is required as part of adopting SFAS No. 158. See Note 1, Accounting Policies, Recently Issued Accounting Standards.

Incremental effect of applying FASB Statement No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006:

	Before Application		After Application of
(In millions)	of Statement 158	Adjustments	Statement 158

Other assets and deferred pension costs	$950	$(483)	$467

Total assets	17,512	(483)	17,029

Compensation and benefits — current	1,550	(645)	905
Compensation and benefits — long term	3,525	1,440	4,965
Deferred and other noncurrent income taxes	382	(49)	333
Minority equity in subsidiaries	907	(30)	877

Total liabilities	17,071	716	17,787

Accumulated other comprehensive loss	(2,132)	(1,199)	(3,331)

Total shareholders’ (deficit) equity	441	(1,199)	(758)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits
	2006	2005	2006	2005

Discount rate:
— U.S.	5.75%	5.50%	5.75%	5.50%
— Non-U.S.	4.88	4.96	5.72	6.13
Rate of compensation increase:
— U.S.	4.04	4.04	4.00	4.08
— Non-U.S.	3.80	3.64	4.31	4.27

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate:
— U.S.	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
— Non-U.S.	4.96	5.41	5.93	6.13	6.91	7.22
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	—	—	—
— Non-U.S.	6.95	7.49	8.03	10.25	—	—
Rate of compensation increase:
— U.S.	4.04	4.04	4.00	4.08	4.00	4.00
— Non-U.S.	3.64	3.48	3.43	4.27	4.67	4.47

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

For 2006, an assumed long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over periods of 15 years or more (through December 31, 2005). In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 6.95% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The following table presents estimated future benefit payments from the plans as of December 31, 2006. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Benefits
	Pension Plans		Without Medicare	Medicare Part D
(In millions)	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts

2007	$357	$149	$252	$(21)
2008	362	149	258	(24)
2009	376	154	253	(26)
2010	402	160	248	(28)
2011	399	168	243	(30)
2012-2016	2,152	903	1,105	(179)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2006	2005	2006	2005

All plans:
Accumulated benefit obligation	$5,322	$5,315	$2,792	$2,464
Plans not fully-funded:
Projected benefit obligation	$5,417	$5,407	$2,503	$2,499
Accumulated benefit obligation	5,322	5,315	2,337	2,332
Fair value of plan assets	4,050	3,404	1,418	1,486

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2006, these plans accounted for $271 million of our accumulated pension benefit obligation, $288 million of our projected pension benefit obligation and $67 million of our accumulated other comprehensive loss adjustment. At December 31, 2005, these plans accounted for $221 million of our accumulated pension benefit obligation, $235 million of our projected pension benefit obligation and $49 million of our minimum pension liability adjustment.

Our pension plan weighted average asset allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2006	2005	2006	2005

Equity securities	70%	69%	49%	48%
Debt securities	30	31	47	50
Real estate	—	—	1	—
Cash and short term securities	—	—	3	2

Total	100%	100%	100%	100%

At December 31, 2006 and 2005, we did not directly hold any of our Common Stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Our pension investment policy recognizes the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to guidelines we have established individually with investment managers. The manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments. The portfolio includes holdings of domestic, non-U.S., and private equities, global high quality and high yield fixed income securities, and short term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income.

We expect to contribute approximately $700 million to $750 million to our funded major U.S. and non-U.S. pension plans in 2007.

Assumed health care cost trend rates at December 31 follow:

	2006	2005

Health care cost trend rate assumed for the next year	11.20%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2013

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2006 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$43	$(35)
Aggregate service and interest cost	4	(3)

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Effective January 1, 2005, all newly hired salaried employees in the U.S. are eligible for a Company-funded contribution into the Salaried Savings Plan, as they are not eligible to participate in our defined benefit pension plan. Expenses recognized for contributions to these plans were $28 million, $21 million and $18 million for 2006, 2005 and 2004, respectively.

Note 14.	Income Taxes

The components of (Loss) Income before Income Taxes and Cumulative Effect of Accounting Change, adjusted for Minority Interest in Net Income of Subsidiaries, follow:

(In millions)	2006	2005	2004

U.S.	$(787)	$(278)	$(329)
Foreign	563	767	652

	(224)	489	323
Minority Interest in Net Income of Subsidiaries	111	95	58

	$(113)	$584	$381

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided before cumulative effect of accounting change follows:

(In millions)	2006	2005	2004

U.S. Federal income tax (benefit) expense at the statutory rate of 35%	$(40)	$204	$133
Adjustment for foreign income taxed at different rates	(9)	(19)	(14)
U.S. loss with no tax benefit	256	69	98
State income taxes, net of Federal benefit	(1)	(3)	(1)
Foreign operating losses with no tax benefits	63	21	45
Release of valuation allowances	(3)	(20)	(8)
Resolution of uncertain tax positions	(205)	(4)	(38)
Provision for repatriation of foreign earnings	2	3	(5)
Establish valuation allowances	49	3	2
Deferred tax impact of enacted tax rate and law changes	(8)	2	—
Other	2	(6)	(4)

United States and Foreign Taxes on (Loss) Income	$106	$250	$208

The components of the provision (benefit) for income taxes by taxing jurisdiction before cumulative effect of accounting change follow:

(In millions)	2006	2005	2004

Current:
Federal	$(20)	$(26)	$(60)
Foreign	175	297	273
State	(1)	(2)	(1)

	154	269	212
Deferred:
Federal	—	(2)	(1)
Foreign	(43)	(16)	(3)
State	(5)	(1)	—

	(48)	(19)	(4)

United States and Foreign Taxes on (Loss) Income	$106	$250	$208

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2006	2005

Postretirement benefits and pensions	$1,618	$1,296
Tax credit and loss carryforwards	750	454
Capitalized expenditures for tax reporting	309	254
Accrued expenses deductible as paid	295	271
Alternative minimum tax credit carryforwards(1)	63	63
Vacation and sick pay	48	54
Rationalizations and other provisions	26	7
Other	81	(1)

	3,190	2,398
Valuation allowance	(2,819)	(2,052)

Total deferred tax assets	371	346
Tax on undistributed subsidiary earnings	(20)	(18)
Total deferred tax liabilities:
— property basis differences	(365)	(379)

Total net deferred tax liabilities	$(14)	$(51)

(1)	Unlimited carryforward period.

In 2006, Goodyear recorded a tax benefit of $176 million ($132 million net of minority interest in net income of subsidiaries) or $0.74 per share, attributable to the resolution of an uncertain tax position regarding a reorganization of certain legal entities in 2001.

At December 31, 2006, we had $365 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $441 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $61 million of state and $324 million of Federal tax assets for net operating loss and tax credit carryforwards. Some of the state carryforwards are subject to expiration beginning in 2007. The Federal carryforwards consist of $267 million of foreign tax credits which are subject to expiration from 2009 to 2016, and $53 million of tax assets related to net operating losses that are subject to expiration primarily in 2026. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.

No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of approximately $2.5 billion is required because the amount has been or will be reinvested in properties and plants and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

Net cash payments for income taxes were $310 million, $239 million and $201 million in 2006, 2005 and 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.  Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2006	2005	2004

Interest expense before capitalization	$458	$418	$376
Capitalized interest	(7)	(7)	(7)

	$451	$411	$369

Cash payments for interest were $448 million, $401 million and $357 million in 2006, 2005 and 2004, respectively.

Note 16.	Business Segments

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

North American Tire provides OE and replacement tires for autos, motorcycles, trucks, aviation and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale, as well as, sells chemical products to unaffiliated customers.

European Union Tire provides OE and replacement tires for autos, motorcycles, trucks, farm and construction applications in Western Europe and export markets. European Union Tire also provides related products and services including tread rubber, retread truck and aviation tires, automotive repair services and merchandise purchased for resale.

Eastern Europe, Middle East and Africa Tire provides OE and replacement tires for autos, trucks, farm, construction and mining applications in Eastern Europe, the Middle East, Africa and export markets.

Latin American Tire provides OE and replacement tires for autos, trucks, tractors, aviation and construction applications in Central and South America, Mexico and export markets. Latin American Tire also provides related products and services including tread rubber, retreaded tires, and merchandise purchased for resale.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to (Loss) Income before Income Taxes and Cumulative Effect of Accounting Change:

(In millions)	2006	2005	2004

Sales
North American Tire	$9,089	$9,091	$8,569
European Union Tire	4,990	4,676	4,476
Eastern Europe, Middle East and Africa Tire	1,562	1,437	1,279
Latin American Tire	1,604	1,466	1,245
Asia Pacific Tire	1,503	1,423	1,312

Total Tires	18,748	18,093	16,881
Engineered Products	1,510	1,630	1,472

Net Sales	$20,258	$19,723	$18,353

Segment Operating Income (Loss)
North American Tire	$(233)	$167	$74
European Union Tire	286	317	253
Eastern Europe, Middle East and Africa Tire	229	198	194
Latin American Tire	326	295	251
Asia Pacific Tire	104	84	60

Total Tires	712	1,061	832
Engineered Products	74	103	114

Total Segment Operating Income	786	1,164	946
Rationalizations and asset sales	(279)	(47)	(60)
Accelerated depreciation, asset impairment and asset write-offs	(90)	(5)	(10)
Interest expense	(451)	(411)	(369)
Foreign currency exchange	1	(22)	(23)
Minority interest in net income of subsidiaries	(111)	(95)	(58)
Financing fees	(40)	(109)	(117)
General and product liability — discontinued products	(26)	(9)	(53)
Professional fees(1)	(20)	(25)	(76)
Corporate incentive and stock based compensation plans	(39)	(11)	(3)
Net insurance settlement gains	1	43	145
Intercompany profit elimination	(11)	13	(6)
Interest Income	87	59	34
Other	(32)	(56)	(27)

(Loss) Income before Income Taxes and Cumulative Effect of Accounting Change	$(224)	$489	$323

(1)	Includes professional service fees related to labor negotiations, capital structure, acquisitions and divestitures in 2006 and 2005, and Sarbanes Oxley and restatement in 2004.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (continued)

The following table presents segment assets at December 31:

(In millions)	2006	2005

Assets
North American Tire	$4,798	$5,478
European Union Tire	4,367	3,844
Eastern Europe, Middle East and Africa Tire	1,391	1,262
Latin American Tire	986	899
Asia Pacific Tire	1,236	1,123

Total Tires	12,778	12,606
Engineered Products	794	748

Total Segment Assets	13,572	13,354
Corporate	3,457	2,251

	$17,029	$15,605

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), asset sales and certain other items. Segment assets include those assets under the management of the SBU.

The following table presents segment investments in and advances to affiliates at December 31:

(In millions)	2006	2005

Investments in and Advances to Affiliates
North American Tire	$18	$16
European Union Tire	5	3
Eastern Europe, Middle East and Africa Tire	1	3
Asia Pacific Tire	8	13

Total Segment Investments in and Advances to Affiliates	32	35
Corporate	2	—

	$34	$35

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of properties and plants. Besides Germany, management did not

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (continued)

consider the net sales or long-lived assets of any other individual countries outside the United States to be significant to the consolidated financial statements.

(In millions)	2006	2005	2004

Net Sales
United States	$8,664	$9,048	$8,459
Germany	2,170	1,788	1,655
Other international	9,424	8,887	8,239

	$20,258	$19,723	$18,353

Long-Lived Assets
United States	$2,325	$2,358
Germany	546	452
Other international	2,506	2,421

	$5,377	$5,231

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2006	2005	2004

Rationalizations
North American Tire	$187	$(8)	$9
European Union Tire	64	8	23
Eastern Europe, Middle East and Africa Tire	30	9	4
Latin American Tire	2	—	(2)
Asia Pacific Tire	28	(2)	—

Total Tires	311	7	34
Engineered Products	8	4	23

Total Segment Rationalizations	319	11	57
Corporate	—	—	(1)

	$319	$11	$56

(In millions)
Asset Sales
North American Tire	$(11)	$43	$13
European Union Tire	(27)	(5)	(6)
Eastern Europe, Middle East and Africa Tire	(1)	1	—
Latin American Tire	(1)	(1)	—
Asia Pacific Tire	(2)	—	—

Total Tires	(42)	38	7
Engineered Products	—	—	(3)

Total Segment Asset Sales	(42)	38	4
Corporate	2	(2)	—

	$(40)	$36	$4

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (continued)

The following table presents segment capital expenditures, depreciation and amortization:

(In millions)	2006	2005	2004

Capital Expenditures
North American Tire	$248	$237	$176
European Union Tire	133	126	103
Eastern Europe, Middle East and Africa Tire	58	51	56
Latin American Tire	67	72	65
Asia Pacific Tire	70	70	66

Total Tires	576	556	466
Engineered Products	34	33	30

Total Segment Capital Expenditures	610	589	496
Corporate	61	45	33

	$671	$634	$529

(In millions)
Depreciation and Amortization
North American Tire	$277	$296	$303
European Union Tire	116	121	130
Eastern Europe, Middle East and Africa Tire	50	45	46
Latin American Tire	34	29	24
Asia Pacific Tire	52	55	52

Total Tires	529	546	555
Engineered Products	36	36	33

Total Segment Depreciation and Amortization	565	582	588
Corporate	110	48	41

	$675	$630	$629

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss follow:

		Additional	Unrecognized			Total
	Foreign	Minimum	Losses			Accumulated
	Currency	Pension	and Prior	Unrealized	Deferred	Other
	Translation	Liability	Service	Investment	Derivative	Comprehensive
(In millions)	Adjustment	Adjustment	Costs, Net	Gain	Gain	Loss

Balance as of December 31, 2005	$(910)	$(1,927)	$—	$35	$2	$(2,800)
Current period change	235	439	—	(4)	(2)	668
Adoption of SFAS No. 158	—	1,488	(2,687)	—	—	(1,199)

Balance as of December 31, 2006	$(675)	$—	$(2,687)	$31	$—	$(3,331)

Note 18.	Commitments and Contingent Liabilities

At December 31, 2006, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,112 million and off-balance-sheet financial guarantees written and other commitments totaling $16 million.

Warranty

At December 31, 2006 and 2005, we had recorded $22 million for potential claims under warranties offered by us, the majority of which is recorded in Other current liabilities at December 31, 2006 and 2005. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. The amount of our ultimate liability in respect of these matters may differ from these estimates.

The following table presents changes in the warranty reserve during 2006 and 2005:

(In millions)	2006	2005

Balance at January 1	$22	$18
Payments made during the period	(38)	(38)
Expense recorded during the period	37	43
Translation adjustment	1	(1)

Balance at December 31	$22	$22

Environmental Matters

We had recorded liabilities totaling $43 million at December 31, 2006 and 2005, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $12 million were included in Other current liabilities at December 31, 2006 and 2005, respectively. The costs include:

•	legal and consulting fees,

•	site studies,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

•	the design and implementation of remediation plans, and

•	post-remediation monitoring and related activities.

These costs will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies for approximately $159 million of which $116 million was received in 2005 and the balance was received in 2006 in exchange for our releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded in prior years. As a result of the settlement, we have limited potential insurance coverage for future environmental claims. See “Asbestos” below for information regarding additional insurance settlements completed during 2005 related to both asbestos and environmental matters.

Workers’ Compensation

We had recorded liabilities, on a discounted basis, totaling $269 million and $250 million for anticipated costs related to workers’ compensation at December 31, 2006 and December 31, 2005, respectively. Of these amounts, $106 million and $103 million were included in Current Liabilities as part of Compensation and benefits at December 31, 2006 and December 31, 2005, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. At December 31, 2006 and 2005, the liability was discounted using the risk-free rate of return.

General and Product Liability and Other Litigation

We had recorded liabilities totaling $454 million at December 31, 2006 and $467 million at December 31, 2005 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $260 million and $247 million were included in Other current liabilities at December 31, 2006 and 2005, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We had recorded insurance receivables for potential product liability and other tort claims of $66 million at December 31, 2006 and $53 million at December 31, 2005. Of these amounts, $9 million were included in Current Assets as part of Accounts and notes receivable at December 31, 2006 and 2005. We have restricted cash of $193 million and $198 million at December 31, 2006 and 2005, respectively, to fund certain of these liabilities. Subsequent to December 31, 2006, $20 million of restricted cash became unrestricted.

Asbestos.  We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or to asbestos in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 40,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $272 million through December 31, 2006 and $233 million through December 31, 2005.

A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly. The passage of tort reform laws and creation of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

deferred dockets for non-malignancy claims in several states has contributed to a decline in the number of claims filed in recent years.

(Dollars in millions)	2006	2005	2004

Pending claims, beginning of year	125,500	127,300	118,000
New claims filed during the year	3,900	6,200	12,700
Claims settled/dismissed during the year	(5,400)	(8,000)	(3,400)

Pending claims, end of year	124,000	125,500	127,300

Payments(1)	$19	$22	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.

We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million and $104 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, we increased the period over which the liability can be reasonably estimated from four to ten years. This change in estimate was the result of obtaining additional experience with respect to the disposition of our asbestos claims (including related payments) as well as an update in assumptions concerning the amount and timing of payments to be made to claimants out of trusts established to address the asbestos-related liabilities of companies emerging from bankruptcy. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $63 million at December 31, 2006 and $31 million at December 31, 2005. At December 31, 2006, our liability with respect to asserted claims and related defense costs was $62 million, compared to $73 million at December 31, 2005. At December 31, 2006, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by up to $25 million, approximately 50% of which would be recoverable by our accessible policy limits.

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

Based upon a model employed by the valuation firm, as of December 31, 2006, (i) we had recorded a receivable related to asbestos claims of $66 million, compared to $53 million at December 31, 2005, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of this amount, $9 million was included in Current Assets as part of Accounts and notes receivable at December 31, 2006 and 2005. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

We believe that, at December 31, 2006, we had at least approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $66 million insurance receivable recorded at December 31, 2006. We also had approximately $19 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs, available with our primary insurance carriers through coverage-in-place agreements at December 31, 2006.

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

Under the agreement, Equitas paid $22 million to us and placed $39 million into a trust. The trust funds may be used to reimburse us for a portion of costs we incur in the future to resolve certain asbestos claims. Our ability to use any of the trust funds is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. As federal asbestos reform legislation was not enacted into law on or before January 3, 2007, the remaining $20 million of funds in the trust was disbursed to us without restriction.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat. We had recorded liabilities related to Entran II claims totaling $217 million and $248 million at December 31, 2006 and 2005, respectively.

On October 19, 2004, the amended settlement received court approval. As a result, we made cash contributions to a settlement fund of $115 million through 2006 and will make additional contributions of $15 million and $20 million in 2007 and 2008, respectively. In addition to these annual payments, we contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters.

On February 9, 2007, in the one action pending against us a jury awarded a plaintiff claimant damages of approximately $4.3 million, of which 50% was allocated to us. We also previously have received adverse judgments in a number of other actions. In addition, approximately 32 sites remain opted-out of the amended settlement. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement. We are also entitled to a proxy claim for any liability resulting from the pending claim and certain of the actions in which we have received an adverse judgment (which may be less than a claimant receives in an award of damages).

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

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is probable that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Effective January 1, 2007, we will be required to recognize tax

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

benefits in accordance with the provision of FIN No. 48. For additional information regarding FIN 48 refer to “Recently Issued Accounting Standards” in Note 1.

Union Matters

On December 28, 2006, members of the United Steelworkers (“USW”) ratified the terms of a new master labor agreement ending a strike by the USW that began on October 5, 2006. The new agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action to be filed by the USW pursuant to the memorandum of understanding. We have committed to contribute to the VEBA $1 billion, which will consist of at least $700 million in cash and an additional $300 million in cash or shares of our common stock at our option. We plan to make our contributions to the VEBA following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement. In addition, if we do not receive the necessary regulatory approvals for the contribution of our common stock to the VEBA we have the right to terminate the master labor agreement and reopen negotiations.

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

Subsidiary Guarantees

Certain of our subsidiaries guarantee certain debt obligations of Tire and Wheel Assembly (“T&WA”). We guarantee an industrial revenue bond obligation of T&WA in the amount of $4 million at December 31, 2006 and $5 million at December 31, 2005. The guarantee is unsecured. At December 31, 2005, Goodyear, Goodyear Australia Limited, a wholly-owned subsidiary of Goodyear, and certain subsidiaries of Goodyear Australia Limited guaranteed SPT obligations under credit facilities in the amount of $108 million, which expire at various times through 2007. The maximum potential amount of payments totaled $42 million. The guarantees are unsecured. The SPT credit facilities are secured by certain subsidiaries of SPT. As of December 31, 2005, the carrying amount of the secured assets of these certain subsidiaries was $199 million, consisting primarily of accounts receivable, inventory and fixed assets. In January 2006, we acquired the remaining 50% ownership interest in our SPT joint venture.

Other Financing

We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At December 31, 2006, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled $16 million. The affiliate and customer guarantees expire at various times through 2008 and 2019, respectively. We

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Commitments and Contingent Liabilities (continued)

are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

Indemnifications

At December 31, 2006, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

Note 19.	Change in Estimate

Effective April 1, 2006, we increased the estimated useful lives of our tire mold equipment for depreciation purposes. The change was due primarily to improved practices related to mold maintenance and handling in our tire manufacturing facilities and the completion of a review, in the second quarter of 2006, of current and forecasted product lives. The change resulted in a benefit to pretax income in 2006 of $28 million ($23 million after-tax or $0.13 per share). Prior periods have not been adjusted for this change.

Note 20.	Asset Dispositions

On December 29, 2006, we completed the sale of our North American and Luxembourg tire fabric operations to Hyosung Corporation. The sale included three fabric converting mills in Decatur, Alabama; Utica, New York; and Colmar-Berg, Luxembourg. We received approximately $77 million for the net assets sold and recorded a gain in the fourth quarter of approximately $9 million on the sale, subject to post closing adjustments. We have entered into an agreement to sell our facility in Americana, Brazil to Hyosung Corporation, pending government and regulatory approvals, for approximately $3 million, subject to post closing adjustments. In addition, we entered into a multi-year supply agreement with Hyosung Corporation under which we anticipate making purchases of approximately $350 million to $400 million in the first year.

On August 9, 2005, we completed the sale of our 95% ownership in Goodyear Sumatra Plantations, our natural rubber plantation in Indonesia, to Bridgestone Corporation at a sales price of approximately $70 million. The net assets of Goodyear Sumatra Plantations were previously reported as assets held for sale as of December 31, 2004. As a result, we recorded an impairment charge of approximately $15 million in December 2004.

On September 1, 2005, we completed the sale of our Wingtack adhesive resins business to Sartomer Company Inc., a unit of the French energy firm Total, S.A. We received approximately $55 million in cash proceeds and retained an additional $10 million of working capital and recorded a gain within Other (Income) and Expense of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Asset Dispositions (continued)

approximately $24 million on the sale. We may also receive additional consideration over the next two years ($5 million per year) based on future operating performance of the Wingtack business.

On December 28, 2005, we completed the sale of our North American farm tire assets to Titan Tire Corporation, a subsidiary of Titan International, Inc. The sale included our farm tire manufacturing plant, property and equipment in Freeport, Ill., and inventories. It also included a license agreement with Titan to pay a royalty to manufacture and sell Goodyear branded farm tires in North America. We received $100 million from Titan for these assets and recorded a loss within Other (Income) and Expense of approximately $73 million on the sale, primarily related to pension and retiree medical costs.

Note 21.	Common Stock

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

Note 22.	Consolidating Financial Information

Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of Senior Secured Notes issued in March 12, 2004, the $400 million aggregate principal amount of 9% Senior Notes due 2015 issued on June 23, 2005 and the $500 million aggregate principal amount of 8.625% Senior Notes due 2011 and $500 million aggregate principal amount of $500 million Senior Floating Rate Notes due 2009, both issued on November 16, 2006. The following presents the condensed consolidating financial information separately for:

(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the $650 million of Senior Secured Notes issued on March 12, 2004 ($450 million of 11% Senior Secured Notes due 2011 and $200 million Senior Secured Floating Rate Notes due 2011) and the Indenture related to Goodyear’s obligation under the $400 million aggregate principal amount of 9% Senior Notes due 2015 issued on June 23, 2005, and the $500 million aggregate principal amount of 8.625% Senior Notes due 2011 and $500 million aggregate principal amount of $500 million Senior Floating Rate Notes due 2009, both issued on November 16, 2006 (the “Notes”);

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

(v) The Goodyear Tire & Rubber Company and Subsidiaries on a consolidated basis.

Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans, primarily due to restrictions in credit facility agreements entered into by those subsidiaries.

	Consolidating Balance Sheet
	December 31, 2006
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

(In millions)
Assets:
Current Assets:
Cash and cash equivalents	$2,626	$37	$1,236	$—	$3,899
Restricted cash	202	—	12	—	214
Accounts and notes receivable	779	216	1,978	—	2,973
Accounts and notes receivable from affiliates	—	755	239	(994)	—
Inventories	1,131	283	1,419	(44)	2,789
Prepaid expenses and other current assets	155	7	133	9	304

Total Current Assets	4,893	1,298	5,017	(1,029)	10,179
Goodwill	—	32	461	192	685
Intangible Assets	111	28	55	(28)	166
Deferred Income Tax	—	1	155	(1)	155
Other Assets	267	24	176	—	467
Investments in Subsidiaries	4,310	544	3,166	(8,020)	—
Properties and Plants	2,020	273	3,059	25	5,377

Total Assets	$11,601	$2,200	$12,089	$(8,861)	$17,029

Liabilities:
Current Liabilities:
Accounts payable-trade	$482	$85	$1,470	$—	$2,037
Accounts payable to affiliates	994	—	—	(994)	—
Compensation and benefits	594	47	264	—	905
Other current liabilities	579	21	239	—	839
United States and foreign taxes	61	18	146	—	225
Notes payable and overdrafts	—	—	255	—	255
Long term debt and capital leases due within one year	339	—	66	—	405

Total Current Liabilities	3,049	171	2,440	(994)	4,666
Long Term Debt and Capital Leases	5,647	1	915	—	6,563
Compensation and Benefits	3,301	315	1,349	—	4,965
Deferred and Other Noncurrent Income Taxes	75	8	242	8	333
Other Long Term Liabilities	287	6	90	—	383
Minority Equity in Subsidiaries	—	—	671	206	877

Total Liabilities	12,359	501	5,707	(780)	17,787
Commitments and Contingent Liabilities
Shareholders’ (Deficit) Equity:
Preferred Stock	—	—	—	—	—
Common Stock	178	632	4,471	(5,103)	178
Capital Surplus	1,427	5	869	(874)	1,427
Retained Earnings	968	1,499	2,385	(3,884)	968
Accumulated Other Comprehensive Loss	(3,331)	(437)	(1,343)	1,780	(3,331)

Total Shareholders’ (Deficit) Equity	(758)	1,699	6,382	(8,081)	(758)

Total Liabilities and Shareholders’ (Deficit) Equity	$11,601	$2,200	$12,089	$(8,861)	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2005
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

(In millions)
Assets:
Current Assets:
Cash and cash equivalents	$1,066	$35	$1,061	$—	$2,162
Restricted cash	228	—	13	—	241
Accounts and notes receivable	1,137	238	1,783	—	3,158
Accounts and notes receivable from affiliates	—	667	—	(667)	—
Inventories	1,251	262	1,335	(38)	2,810
Prepaid expenses and other current assets	107	11	119	8	245

Total Current Assets	3,789	1,213	4,311	(697)	8,616
Goodwill	—	32	409	196	637
Intangible Assets	100	35	58	(34)	159
Deferred Income Tax	—	35	67	—	102
Other Assets and Deferred Pension Costs	622	43	195	—	860
Investments in Subsidiaries	4,011	469	3,195	(7,675)	—
Properties and Plants	2,057	304	2,850	20	5,231

Total Assets	$10,579	$2,131	$11,085	$(8,190)	$15,605

Liabilities:
Current Liabilities:
Accounts payable-trade	$595	$73	$1,271	$—	$1,939
Accounts payable to affiliates	595	—	72	(667)	—
Compensation and benefits	1,310	101	362	—	1,773
Other current liabilities	483	11	177	—	671
United States and foreign taxes	65	31	297	—	393
Notes payable and overdrafts	—	—	217	—	217
Long term debt and capital leases due within one year	338	—	110	—	448

Total Current Liabilities	3,386	216	2,506	(667)	5,441
Long Term Debt and Capital Leases	4,118	1	623	—	4,742
Compensation and Benefits	2,592	149	1,087	—	3,828
Deferred and Other Noncurrent Income Taxes	86	5	206	7	304
Other Long Term Liabilities	324	9	93	—	426
Minority Equity in Subsidiaries	—	—	606	185	791

Total Liabilities	10,506	380	5,121	(475)	15,532
Commitments and Contingent Liabilities
Shareholders’ (Deficit) Equity:
Preferred Stock	—	—	—	—	—
Common Stock	177	617	4,299	(4,916)	177
Capital Surplus	1,398	5	869	(874)	1,398
Retained Earnings	1,298	1,483	2,226	(3,709)	1,298
Accumulated Other Comprehensive Loss	(2,800)	(354)	(1,430)	1,784	(2,800)

Total Shareholders’ (Deficit) Equity	73	1,751	5,964	(7,715)	73

Total Liabilities and Shareholders’(Deficit) Equity	$10,579	$2,131	$11,085	$(8,190)	$15,605

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2006
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$8,954	$2,371	$17,664	$(8,731)	$20,258
Cost of Goods Sold	8,462	2,079	15,401	(8,936)	17,006
Selling, Administrative and General Expense	1,050	201	1,424	(4)	2,671
Rationalizations	130	65	124	—	319
Interest Expense	413	39	204	(205)	451
Other (Income) and Expense	(262)	(5)	(226)	417	(76)
Minority Interest in Net Income of Subsidiaries	—	—	111	—	111

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(839)	(8)	626	(3)	(224)
United States and Foreign Taxes	(4)	59	52	(1)	106
Equity in Earnings of Subsidiaries	505	58	—	(563)	—

Net (Loss) Income	$(330)	$(9)	$574	$(565)	$(330)

	Twelve Months Ended December 31, 2005
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$9,398	$2,257	$16,035	$(7,967)	$19,723
Cost of Goods Sold	8,377	1,980	13,671	(8,141)	15,887
Selling, Administrative and General Expense	1,134	197	1,438	(9)	2,760
Rationalizations	(1)	2	10	—	11
Interest Expense	365	37	186	(177)	411
Other (Income) and Expense	(77)	(58)	(139)	344	70
Minority Interest in Net Income of Subsidiaries	—	—	95	—	95

(Loss) Income before Income Taxes, Equity in Earnings of Subsidiaries and Cumulative Effect of Accounting Change	(400)	99	774	16	489
United States and Foreign Taxes	(10)	14	244	2	250
Equity in Earnings of Subsidiaries	623	50	—	(673)	—

(Loss) Income before Cumulative Effect of Accounting Change	233	135	530	(659)	239
Cumulative Effect of Accounting Change, net of income taxes and minority interest	(5)	—	(6)	—	(11)

Net (Loss) Income	$228	$135	$524	$(659)	$228

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$8,728	$2,120	$14,902	$(7,397)	$18,353
Cost of Goods Sold	7,740	1,839	12,669	(7,452)	14,796
Selling, Administrative and General Expense	1,165	183	1,402	(22)	2,728
Rationalizations	41	(6)	21	—	56
Interest Expense	326	37	242	(236)	369
Other (Income) and Expense	(200)	2	(76)	297	23
Minority Interest in Net Income of Subsidiaries	—	—	56	2	58

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(344)	65	588	14	323
United States and Foreign Taxes	(53)	26	236	(1)	208
Equity in Earnings of Subsidiaries	406	30	—	(436)	—

Net (Loss) Income	$115	$69	$352	$(421)	$115

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total Cash Flows From Operating Activities	$297	$21	$773	$(531)	$560
Cash Flows From Investing Activities:
Capital expenditures	(260)	(18)	(387)	(6)	(671)
Asset dispositions	49	1	111	(34)	127
Asset acquisitions	(71)	—	(5)	35	(41)
Capital contributions	(5)	(13)	—	18	—
Decrease in restricted cash	26	—	1	—	27
Other transactions	26	—	—	—	26

Total Cash Flows From Investing Activities	(235)	(30)	(280)	13	(532)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	4	75	—	79
Short term debt and overdrafts paid	(67)	—	(37)	—	(104)
Long term debt incurred	1,970	—	275	—	2,245
Long term debt paid	(402)	—	(99)	—	(501)
Common stock issued	12	—	—	—	12
Capital contributions	—	15	3	(18)	—
Dividends paid	—	(8)	(597)	536	(69)
Debt issuance costs	(15)	—	—	—	(15)

Total Cash Flows From Financing Activities	1,498	11	(380)	518	1,647
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	62	—	62

Net Change in Cash and Cash Equivalents	1,560	2	175	—	1,737
Cash and Cash Equivalents at Beginning of the Year	1,066	35	1,061	—	2,162

Cash and Cash Equivalents at End of the Year	$2,626	$37	$1,236	$—	$3,899

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total Cash Flows From Operating Activities	$191	$46	$1,028	$(379)	$886
Cash Flows From Investing Activities:
Capital expenditures	(249)	(16)	(362)	(7)	(634)
Asset dispositions	248	1	14	(6)	257
Asset acquisitions	—	—	(8)	6	(2)
Capital contributions	(11)	—	(202)	213	—
Capital redemptions	59	—	93	(152)	—
Decrease (increase) in restricted cash	(82)	—	2	—	(80)
Other transactions	5	(1)	14	—	18

Total Cash Flows From Investing Activities	(30)	(16)	(449)	54	(441)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	9	7	26	—	42
Short term debt and overdrafts paid	—	—	(7)	—	(7)
Long term debt incurred	1,921	—	368	—	2,289
Long term debt paid	(1,969)	(1)	(420)	—	(2,390)
Common stock issued	7	—	—	—	7
Capital contributions	—	—	207	(207)	—
Capital redemptions	—	(51)	(97)	148	—
Dividends paid	—	—	(436)	384	(52)
Debt issuance costs	(67)	—	—	—	(67)

Total Cash Flows From Financing Activities	(99)	(45)	(359)	325	(178)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(60)	—	(60)

Net Change in Cash and Cash Equivalents	62	(15)	160	—	207
Cash and Cash Equivalents at Beginning of the Year	1,004	50	901	—	1,955

Cash and Cash Equivalents at End of the Year	$1,066	$35	$1,061	$—	$2,162

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2004
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total Cash Flows From Operating Activities	$210	$42	$854	$(319)	$787
Cash Flows From Investing Activities:
Capital expenditures	(174)	(12)	(343)	—	(529)
Asset dispositions	106	1	14	(102)	19
Asset acquisitions	(51)	—	(113)	102	(62)
Capital contributions	(9)	(3)	(31)	43	—
Capital redemptions	6	—	116	(122)	—
Increase in restricted cash	(121)	—	(10)	—	(131)
Other transactions	33	—	14	3	50

Total Cash Flows From Investing Activities	(210)	(14)	(353)	(76)	(653)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	44	—	20	—	64
Short term debt and overdrafts paid	—	(3)	(96)	—	(99)
Long term debt incurred	1,671	—	228	—	1,899
Long term debt paid	(1,247)	—	(302)	—	(1,549)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	35	(35)	—
Capital redemptions	—	—	(117)	117	—
Dividends paid	—	—	(342)	313	(29)
Debt issuance costs	(51)	—	—	—	(51)

Total Cash Flows From Financing Activities	419	(3)	(574)	395	237
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	38	—	38

Net Change in Cash and Cash Equivalents	419	25	(35)	—	409
Cash and Cash Equivalents at Beginning of the Year	585	25	936	—	1,546

Cash and Cash Equivalents at End of the Year	$1,004	$50	$901	$—	$1,955

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2006
Net Sales	$4,856	$5,142	$5,284	$4,976	$20,258
Gross Profit	929	862	927	534	3,252
Net Income (Loss)	$74	$2	$(48)	$(358)	$(330)

Net Income (Loss) Per Share — Basic	$0.42	$0.01	$(0.27)	$(2.02)	$(1.86)

Net Income (Loss) Per Share — Diluted(a)	$0.37	$0.01	$(0.27)	$(2.02)	$(1.86)

Weighted Average Shares Outstanding — Basic	177	177	177	178	177
— Diluted	207	177	177	178	177
Price Range of Common Stock:* High	$19.31	$15.42	$15.07	$21.35	$21.35
Low	12.78	10.35	9.75	13.61	9.75
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,692	$15,921	$15,968	$17,029
Total Debt and Capital Leases	5,258	5,307	5,413	7,223
Shareholders’ (Deficit) Equity	193	222	176	(758)

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

Net income per share — diluted in the first quarter reflects the dilutive impact of the assumed conversion of our $350 million Convertible Senior Notes into shares of our Common Stock. The Notes were issued on July 2, 2004. Net income per share — diluted in the first quarter of 2006 included a pro forma earnings adjustment representing avoided after-tax interest expense of $4 million. Weighted average shares outstanding — diluted included 29 million shares in the first quarter of 2006, resulting from the assumed conversion. Refer to Note 4.

The first quarter of 2006 included after-tax gains of $32 million related to favorable settlements with certain raw material suppliers and after-tax rationalization charges including accelerated depreciation and asset write offs, of $32 million primarily related to the closure of the Washington, United Kingdom facility. The first quarter also included an after-tax pension plan curtailment gain of approximately $13 million and an after-tax gain of $10 million resulting from the favorable resolution of a legal matter in Latin American Tire.

The second quarter of 2006 included after-tax rationalization charges, including accelerated depreciation and asset write-offs of $63 million primarily related to the closure of the Upper Hutt, New Zealand facility.

The third quarter of 2006 included after-tax rationalization charges, including accelerated depreciation and asset write offs of $133 million primarily related to the closure of the Tyler, Texas manufacturing facility and an after-tax gain of $11 million as a result of favorable settlements with certain raw material suppliers.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

The fourth quarter of 2006 included after-tax rationalization charges including accelerated depreciation and asset write offs, of $184 million primarily related to the closure of Valleyfield, Tyler and Casablanca, Morocco facilities. The fourth quarter also included after-tax costs of $367 million related to the USW strike and net favorable tax adjustments of $153 million primarily related to the settlement of an uncertain tax position regarding a reorganization of certain legal entities in 2001.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2005
Net Sales	$4,767	$4,992	$5,030	$4,934	$19,723
Gross Profit	919	1,018	993	906	3,836
Income (Loss) before Cumulative Effect of Accounting Change	$68	$69	$142	$(40)	$239
Cumulative Effect of Accounting Change	—	—	—	(11)	(11)

Net Income (Loss)	$68	$69	$142	$(51)	$228

Net Income (Loss) Per Share — Basic
Income (Loss) before Cumulative Effect of Accounting change	$0.39	$0.39	$0.81	$(0.23)	$1.36
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.06)

Net Income (Loss) Per Share — Basic	$0.39	$0.39	$0.81	$(0.29)	$1.30

Net Income (Loss) Per Share — Diluted(a)
Income (Loss) before Cumulative Effect of Accounting Change	$0.35	$0.34	$0.70	$(0.23)	$1.21
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.05)

Net Income (Loss) Per Share — Diluted	$0.35	$0.34	$0.70	$(0.29)	$1.16

Weighted Average Shares Outstanding — Basic	176	176	176	176	176
— Diluted	208	208	209	176	209
Price Range of Common Stock:* High	$16.08	$15.46	$18.59	$18.18	$18.59
Low	13.11	11.24	15.00	13.00	11.24
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,825	$15,556	$15,787	$15,605
Total Debt and Capital Leases	5,648	5,491	5,437	5,407
Shareholders’ Equity	43	44	296	73

(a)	Quarterly earnings per share amounts do not add to the full year amounts due to the averaging of shares.

*	New York Stock Exchange — Composite Transactions

Net income per share — diluted reflects the dilutive impact of the assumed conversion of our $350 million Convertible Senior Notes into shares of our Common Stock. The Notes were issued on July 2, 2004. Net income per share — diluted in 2005 included a pro forma earnings adjustment representing avoided after-tax interest expense of $4 million in each of the first, second, third quarters and $2 million in the fourth quarter. Weighted average shares outstanding — diluted included 29 million shares in each of the first, second, third and fourth quarters, resulting from the assumed conversion. Refer to Note 4.

The first quarter of 2005 included net after-tax gains of $11 million on the sale of assets and net after-tax charges of $12 million related to general and product liability — discontinued products.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2006 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 65 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting is presented on pages 66 through 67 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2007 to be filed with the Commission pursuant to Regulation 14A.

Code of Business Conduct and Code of Ethics

Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor_governance.html. Shareholders may request a free copy of these documents from:

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

Corporate Governance Guidelines — Certain Committee Charters

Goodyear has adopted Corporate Governance Guidelines as well as charters for each of its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor governance.html. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.” The information contained on our Web site is not incorporated by reference into this Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item about our Company’s securities authorized for issuance under equity compensation plans as of December 31, 2006 is included in Part I, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report on Form 10-K. All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements:  See Index on page 64 of this Annual Report.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 16, 2007	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2007	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 16, 2007	/s/ Richard J. Kramer Richard J. Kramer, Executive Vice President (Principal Financial Officer)

Date: February 16, 2007	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 16, 2007	JAMES C. BOLAND, Director
 JOHN G. BREEN, Director
 GARY D. FORSEE, Director
 WILLIAM J. HUDSON JR., Director
 STEVEN A. MINTER, Director
 DENISE M. MORRISON, Director
 RODNEY O’NEAL, Director
 SHIRLEY D. PETERSON, Director
 G. CRAIG SULLIVAN, Director
 THOMAS H. WEIDEMEYER, Director
 MICHAEL R. WESSEL, Director
/s/ Richard J. Kramer Richard J. Kramer, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2006	2005	2004

Net Sales	$8,954	$9,398	$8,728
Cost of Goods Sold	8,462	8,377	7,740
Selling, Administrative and General Expense	1,050	1,134	1,165
Rationalizations	130	(1)	41
Interest Expense	413	365	326
Other (Income) and Expense	(262)	(77)	(200)

Loss before Income Taxes, Equity in Earnings of Subsidiaries and Cumulative Effect of Accounting Change	(839)	(400)	(344)
United States and Foreign Taxes	(4)	(10)	(53)
Equity in Earnings of Subsidiaries	505	623	406

(Loss) Income before Cumulative Effect of Accounting Change	(330)	233	115
Cumulative Effect of Accounting Change, net of income taxes and minority interest	—	(5)	—

Net (Loss) Income	$(330)	$228	$115

Net (Loss) Income Per Share — Basic
(Loss) Income before Cumulative Effect of Accounting Change	$(1.86)	$1.33	$0.65
Cumulative Effect of Accounting Change	—	(0.03)	—

Net (Loss) Income	$(1.86)	$1.30	$0.65

Weighted Average Shares Outstanding	177	176	175
Net (Loss) Income Per Share — Diluted
(Loss) Income before Cumulative Effect of Accounting Change	$(1.86)	$1.19	$0.63
Cumulative Effect of Accounting Change	—	(0.03)	—

Net (Loss) Income	$(1.86)	$1.16	$0.63

Weighted Average Shares Outstanding	177	209	192

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,
(In millions)	2006	2005

Assets
Current Assets:
Cash and Cash Equivalents	$2,626	$1,066
Restricted Cash	202	228
Accounts and Notes Receivable, less allowance — $27 ($33 in 2005)	779	1,137
Inventories:
Raw Materials	369	271
Work in Process	58	58
Finished Products	704	922

	1,131	1,251
Prepaid Expenses and Other Current Assets	155	107

Total Current Assets	4,893	3,789
Intangible Assets	111	100
Other Assets and Deferred Pension Costs	267	622
Investments in Subsidiaries	4,310	4,011
Properties and Plants, less accumulated depreciation — $4,448 ($4,372 in 2005)	2,020	2,057

Total Assets	$11,601	$10,579

Liabilities
Current Liabilities:
Accounts payable-trade	$482	$595
Accounts payable to affiliates	994	595
Compensation and benefits	594	1,310
Other current liabilities	579	483
United States and foreign taxes	61	65
Long term debt and capital leases due within one year	339	338

Total Current Liabilities	3,049	3,386
Long Term Debt and Capital Leases	5,647	4,118
Compensation and Benefits	3,301	2,592
Deferred and Other Noncurrent Income Taxes	75	86
Other Long Term Liabilities	287	324

Total Liabilities	12,359	10,506
Commitments and Contingent Liabilities
Shareholders’ (Deficit) Equity
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares (300 in 2005); Outstanding shares, 178 (177 in 2005)	178	177
Capital Surplus	1,427	1,398
Retained Earnings	968	1,298
Accumulated Other Comprehensive Loss	(3,331)	(2,800)

Total Shareholders’ (Deficit) Equity	(758)	73

Total Liabilities and Shareholders’ (Deficit) Equity	$11,601	$10,579

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	(Deficit) Equity

Balance at December 31, 2003
(after deducting 20,352,239 treasury shares)	175,326,429	$175	$1,390	$955	$(2,553)	$(33)
Comprehensive income (loss):
Net income				115		115
Foreign currency translation (net of tax of $0)					254
Minimum pension liability (net of tax of $34)					(284)
Unrealized investment gain (net of tax of $0)					13
Deferred derivative gain (net of tax of $0)					30
Reclassification adjustment for amounts recognized in income (net of tax of $(4))					(24)

Other comprehensive loss						(11)

Total comprehensive income						104
Common stock issued from treasury:
Stock compensation plans	293,210	1	2			3

Balance at December 31, 2004	175,619,639	176	1,392	1,070	(2,564)	74
(after deducting 20,059,029 treasury shares)
Comprehensive income (loss):
Net income				228		228
Foreign currency translation (net of tax of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative loss (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17

Other comprehensive loss						(236)

Total comprehensive loss						(8)
Common stock issued from treasury:
Stock compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	177	1,398	1,298	(2,800)	73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income						668

Total comprehensive income						338
Adjustment to initially apply FASB Statement No. 158 for pensions and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	$178	$1,427	$968	$(3,331)	$(758)

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2006	2005	2004

Cash Flows from Operating Activities:
Total Cash Flows From Operating Activities	$297	$191	$210
Cash Flows from Investing Activities:
Capital expenditures	(260)	(249)	(174)
Asset dispositions	49	248	106
Asset acquisitions	(71)	—	(51)
Capital contributions to subsidiaries	(5)	(11)	(9)
Capital redemptions from subsidiaries	—	59	6
Decrease (increase) in restricted cash	26	(82)	(121)
Other transactions	26	5	33

Total cash flows from investing activities	(235)	(30)	(210)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	9	44
Short term debt and overdrafts paid	(67)	—	—
Long term debt incurred	1,970	1,921	1,671
Long term debt paid	(402)	(1,969)	(1,247)
Common stock issued	12	7	2
Debt issuance costs	(15)	(67)	(51)

Total cash flows from financing activities	1,498	(99)	419

Net Change in Cash and Cash Equivalents	1,560	62	419
Cash and Cash Equivalents at Beginning of the Year	1,066	1,004	585

Cash and Cash Equivalents at End of the Year	$2,626	$1,066	$1,004

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2006, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company pledged a significant portion of its assets as collateral. The collateral included first, second, and third priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to secure additional indebtedness, make investments, and sell assets beyond specified limits. The facilities limit the Parent Company’s ability to pay dividends on its common stock and limit the amount of capital expenditures the Parent Company, together with its consolidated subsidiaries, may make. The facilities also contain certain financial covenants including the maintenance of a ratio of Consolidated EBITDA to Consolidated Interest Expense, and a ratio of net Consolidated Senior Secured Indebtedness to Consolidated EBITDA (as such terms are defined in the respective facility agreements). For further information, refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2006 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2007	2008	2009	2010	2011

Debt maturities	$339	$102	$497	$2,039	$2,101

Our U.S. Revolving Credit Facility is due 2010, as such, the borrowings outstanding are presented in the table as maturing in 2010. However, in January 2007, we repaid outstanding amounts under the revolving credit facility.

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2006, the Parent Company did not have off-balance-sheet financial guarantees written and other commitments.

At December 31, 2006, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2006, 2005 and 2004.

The following table presents dividends received during 2006, 2005 and 2004:

(In millions)	2006	2005	2004

Consolidated subsidiaries	$247	$290	$155
50% or less-owned persons	—	1	1

	$247	$291	$156

There were no stock dividends received from consolidated subsidiaries in 2006. Dividends received from consolidated subsidiaries included stock dividends of $16 million and $15 million 2005 and 2004, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest in 2006, 2005 and 2004 of $410 million, $349 million and $308 million, respectively. The Parent Company had net cash receipts for income taxes in 2006, 2005 and 2004 of $6 million, $19 million and $10 million, respectively.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2006	2005	2004

Sales	$1,285	$1,359	$1,280
Cost of Goods Sold	1,279	1,363	1,275
Interest Expense	33	22	15
Other (Income) and Expense	(435)	(401)	(386)

Income before Income Taxes	$408	$375	$376

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

		Additions
	Balance		Charged				Translation
	at	Charged	(credited)	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	to	by	from		during	at end
Description	of period	to income	AOCL	purchase	reserves		period	of period

2006

Allowance for doubtful accounts	$130	$10	$—	$—	$(43	)(a)	$6	$103
Valuation allowance — deferred tax assets	2,052	362	372	13	(3)		23	2,819

2005

Allowance for doubtful accounts	$144	$29	$—	$—	$(35	)(a)	$(8)	$130
Valuation allowance — deferred tax assets	2,072	(12)	39	—	(20)		(27)	2,052

2004

Allowance for doubtful accounts	$129	$50	$—	$—	$(42	)(a)	$7	$144
Valuation allowance — deferred tax assets	2,042	(33)	57	—	(8)		14	2,072

Note: (a) Accounts and notes receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For Year Ended December 31, 2006

INDEX OF EXHIBITS

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).
4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).
(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000 in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).
(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., the CIT Group/Business Credit, Inc., General Electric Capital Corporation, and GMAC Commercial Finance LLC, as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(e)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(g)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (the “European Term Loan and Revolving Credit Agreement”) (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(h)	First Amendment dated as of December 22, 2005 to the European Term Loan and Revolving Credit Agreement (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-1927).
(i)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(j)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(k)	Master Guarantee and Collateral Agreement dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(l)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the first Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(m)	Purchase Agreement dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several Purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).
(n)	Indenture, dated as of June 23, 2005 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(o)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global Markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J. P. Morgan Securities Inc., Calyon Securities (USA) Inc., Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).
(p)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005 and August 26, 2005 between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to Goodyear’s Registration Statement on Form S-4, File No. 333-128932).
(q)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005 and August 26, 2005 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to Goodyear’s Registration Statement on Form S-4, File No. 333-128932).
(r)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(s)	Indenture dated as of March 12, 2004 among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(t)	Note Purchase Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(u)	Registration Rights Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(v)	Collateral Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(w)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004 among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(x)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(y)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(z)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(aa)	Purchase Agreement dated November 16, 2006, among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).
(bb)	Indenture, dated as of November 21, 2006, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November, 22 2006, File No. 1-1927).
(cc)	Exchange and Registration Rights Agreement with respect to Senior Floating Rate Notes due 2009 dated as of November 21, 2006 among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).
(dd)
Exchange and Registration Rights Agreement with respect to 8 5/8% Senior Notes due 2011, dated as of November 21, 2006 among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

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

10	Material Contracts
(a)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Current Report on Form 8-K filed April 27, 2005, File No. 1-1927).
(b)*	2002 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(c)*	1997 Goodyear Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(d)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).
(e)*	Performance Recognition Plan of the Company adopted effective January 1, 2006 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2005, File No. 1-1927).
(f)*	Goodyear Supplementary Pension Plan, as restated and amended December 3, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(g)*	Excess Benefit Plan of the Company as amended and restated effective January 1, 2000 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-1927).
(h)*	Goodyear Employee Severance Plan, as adopted on February 14, 1989 (incorporated by reference, filed as Exhibit A-II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(i)*	The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(j)*	The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(k)*	First Amendment to The Goodyear Tire & Rubber Company Deferred Compensation Plan for Executives effective as of December 3, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(l)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, as adopted effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).
(m)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and amended February 3, 1998 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-1927).
(n)*	Executive Performance Plan of The Goodyear Tire & Rubber Company (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(o)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005, File No. 1-1927).
(p)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(q)	Amendment No. 1 to the Umbrella Agreement dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(r)	Amendment No. 2 to the Umbrella Agreement dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(s)	Amendment No. 3 to the Umbrella Agreement dated July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(t)	Joint Venture Agreement for Europe, dated as of June 14, 1999 (and amendment No. 1 dated as of September 1, 1999), among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd., and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(u)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(v)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(w)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(x)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC dated August 30, 2005 (incorporated by reference, filed as Exhibit 10.1 to the Goodyear’s Registration Statement on Form S-4, File No. 333-128932).
(y)	Amendment dated as of March 3, 2003, between Goodyear and Sumitomo Rubber Industries, Ltd. amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(z)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(aa)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan dated February 3, 2004 (incorporated by reference, filed as Exhibit 10.2 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(bb)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(cc)*	Stock Option Grant Agreement dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(dd)*	Copy of Hourly and Salaried Employees Stock Option Plan of the Company as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
(ee)*	Forms of Stock Option Grant Agreements for options and SARs, Part I, Agreement for Non-Qualified Stock Options, and Part II, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated by reference, filed as Exhibit 10.4 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(ff)*	Schedule of Outside Directors’ Annual Compensation (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-1927).
(gg)*	Schedule of Salary and Bonus for Named Executive Officers (incorporated by reference, filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Goodyear’s Registration Statement on Form S-1, File No. 333-127918).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(hh)*	Forms of Stock Option Grant Agreements for options and SARs granted under the 2005 Performance Plan, Part I, Agreement for Incentive Stock Options, Part II, Agreement for Non-Qualified Stock Options, and Part III, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights (incorporated herein by reference, filed as Exhibit 10.1 to Goodyear’s Quarterly Report on Form 10-Q filed October 27, 2005, File No. 1-1927).
(ii)*	Form of Performance Share Unit Agreement for the 2005 Performance Plan (incorporated by reference, filed as Exhibit 10.1 to Goodyear’s Current Report on Form 8-K filed February 27, 2006, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of subsidiaries of the Company at December 31, 2006.	21.1
23	Consents of Independent Registered Public Accounting Firm
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement