Form 10-Q
period 2007-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2007-04-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2007: 182,054,596

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS.
SIGNATURES
THE GOODYEAR TIRE & RUBBER COMPANY Quarterly Report on Form 10-Q For the Quarter Ended March 31, 2007 INDEX OF EXHIBITS
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-12.1
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2007	2006

NET SALES	$4,499	$4,462

Cost of Goods Sold	3,741	3,608
Selling, Administrative and General Expense	663	615
Rationalizations (Note 2)	15	38
Interest Expense	125	102
Other Income, net (Note 3)	(20)	(27)
Minority Interest in Net Income of Subsidiaries	22	12

(Loss) Income from Continuing Operations before Income Taxes	(47)	114
United States and Foreign Taxes	63	68

(Loss) Income from Continuing Operations	(110)	46

Discontinued Operations (Note 11)	(64)	28

NET (LOSS) INCOME	$(174)	$74

(Loss) Income Per Share — Basic
(Loss) Income from Continuing Operations	$(0.61)	$0.26
Discontinued Operations	(0.35)	0.16

Net (Loss) Income Per Share — Basic	$(0.96)	$0.42

Weighted Average Shares Outstanding (Note 4)	180	177

(Loss) Income Per Share — Diluted
(Loss) Income from Continuing Operations	$(0.61)	$0.23
Discontinued Operations	(0.35)	0.14

Net (Loss) Income Per Share — Diluted	$(0.96)	$0.37

Weighted Average Shares Outstanding (Note 4)	180	207
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

Assets:
Current Assets:
Cash and Cash Equivalents	$2,083	$3,862
Restricted Cash	191	214
Accounts and Notes Receivable, less Allowance — $96 ($98 in 2006)	3,244	2,800
Inventories:
Raw Materials	525	663
Work in Process	147	135
Finished Products	2,070	1,803

	2,742	2,601

Prepaid Expenses and Other Current Assets	306	289
Current Assets of Discontinued Operations (Note 11)	462	413

Total Current Assets	9,028	10,179
Goodwill	671	662
Intangible Assets	164	166
Deferred Income Tax	146	150
Other Assets and Deferred Pension Costs	455	453
Long Term Assets of Discontinued Operations (Note 11)	346	352
Properties and Plants, less Accumulated Depreciation — $7,831 ($7,673 in 2006)	5,051	5,067

Total Assets	$15,861	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,056	$1,945
Compensation and Benefits	897	883
Other Current Liabilities	791	811
Current Liabilities of Discontinued Operations (Note 11)	164	157
United States and Foreign Taxes	221	222
Notes Payable and Overdrafts (Note 5)	247	243
Long Term Debt and Capital Leases due within one year (Note 5)	177	405

Total Current Liabilities	4,553	4,666
Long Term Debt and Capital Leases (Note 5)	5,402	6,562
Compensation and Benefits	4,388	4,935
Long Term Liabilities of Discontinued Operations (Note 11)	53	47
Deferred and Other Noncurrent Income Taxes	299	320
Other Long Term Liabilities	344	380
Minority Equity in Subsidiaries	912	877

Total Liabilities	15,951	17,787

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity (Deficit):
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 182 (178 in 2006) after deducting 14 treasury shares (18 in 2006)	182	178
Capital Surplus	1,488	1,427
Retained Earnings	826	968
Accumulated Other Comprehensive Loss	(2,586)	(3,331)

Total Shareholders’ Equity (Deficit)	(90)	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,861	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006

Net (Loss) Income	$(174)	$74

Other Comprehensive Income (Loss):

Minimum pension liability	—	(4)

Defined benefit plans:
Prior service credit from plan amendment during period	533	—
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $7 million and minority interest of $7 million	42	—
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailment	133	—

	708	—

Foreign currency translation gain	44	47

Deferred derivative loss	—	—
Reclassification adjustment for amounts recognized in (loss) income	—	—
Tax on derivative reclassification adjustment	—	(3)

Unrealized investment loss, net of tax of $ - million ($ - in 2006)	(7)	(3)

Comprehensive Income	$571	$111

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(174)	$74
Less: (Loss) income from discontinued operations	(64)	28

(Loss) Income from Continuing Operations	(110)	46

Adjustments to reconcile (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	154	149
Amortization of debt issuance costs	6	5
Deferred tax provision	(2)	3
Net rationalization charges (Note 2)	15	38
Net gain on asset sales (Note 3)	(9)	(2)
Minority interest and equity earnings	22	12

Pension contributions	(46)	(35)
Rationalization payments	(23)	(8)
Insurance recoveries	—	43
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(435)	(310)
Inventories	(126)	(239)
Accounts payable — trade	78	30
U.S. and foreign taxes	11	(3)
Deferred and other noncurrent income taxes	6	(5)
Compensation and benefits	141	77
Other current liabilities	1	(79)
Other long term liabilities	(37)	(20)
Other assets and liabilities	(39)	(17)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(393)	(315)
Discontinued operations	(15)	13

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(408)	(302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(97)	(111)
Asset dispositions	19	3
Asset acquisitions	—	(41)
Decrease in restricted cash	23	5

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(55)	(144)
Discontinued operations	(4)	(5)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(59)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt and overdrafts incurred	69	19
Short term debt and overdrafts paid	(47)	(37)
Long term debt incurred	293	15
Long term debt paid	(1,685)	(150)
Common stock issued	65	3
Other transactions	(9)	—

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	(1,314)	(150)
Discontinued operations	(5)	2

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(1,319)	(148)

Net Change in Cash of Discontinued Operations	7	4

Effect of exchange rate changes on cash and cash equivalents	—	25

Net Change in Cash and Cash Equivalents	(1,779)	(570)

Cash and Cash Equivalents at Beginning of the Period	3,862	2,138

Cash and Cash Equivalents at End of the Period	$2,083	$1,568

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear”, “we”, “us” or “our”) in accordance with the Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
          Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.
          As discussed in Note 11, the results of operations, financial position and cash flows of our Engineered Products business, previously a reportable operating segment, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to our continuing operations.
Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a significant impact on our results of operations or financial position.
          The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company will recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a significant impact on our results of operations or financial position.
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. We adopted FIN No. 48 on January 1, 2007. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.
          On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how a company should measure fair value when it is required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
          The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.
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
          The following table shows the reconciliation of our liability between periods:

		Other Than
	Associate-	Associate-related
(In millions)	related Costs	Costs	Total
Balance at December 31, 2006	$77	$20	$97
2007 charges	9	8	17
Incurred	(14)	(14)	(28)
Reversed to the statement of operations	(2)	—	(2)

Balance at March 31, 2007	$70	$14	$84

In the first quarter of 2007, we initiated plans to reduce manufacturing headcount and to reduce selling, administrative and general expense through headcount reductions.
          During 2007, $15 million ($14 million after-tax or $0.08 per share) of net charges were recorded. New charges of $17 million represent $5 million for plans initiated in 2007 and $12 million for plans initiated in 2006. The $5 million of charges for 2007 plans related to associate severance costs and the $12 million of charges for plans initiated in 2006 include $4 million of associate severance costs and $8 million for other exit costs. Approximately 140 associates will be released under programs initiated in 2007, most of whom will be released within the next 12 months.
          In the first quarter of 2007, $14 million was incurred primarily for associate severance payments and $14 million primarily for non-cancelable lease costs and other exit costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The accrual balance of $84 million at March 31, 2007 includes approximately $10 million related to long term non-cancelable lease costs and approximately $74 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
          Accelerated depreciation charges were recorded for fixed assets that will be taken out of service primarily in connection with the Valleyfield and Tyler plant closures initiated in the North American Tire Segment. During the first quarter of 2007, $17 million was recorded as Cost of goods sold for accelerated depreciation charges. In the first quarter of 2006, $2 million was recorded as Selling, administrative and general expense.
          In the first quarter of 2006, we initiated plans to close our European Union Tire Segment’s Washington passenger tire manufacturing facility in the United Kingdom. Additional restructuring actions consisted of the closure of retail stores in the European Union Tire Segment, the reduction of headcount within various segments and the initiation of the closure of the bicycle tire and tube production operation in Debica, Poland.
          During 2006, $38 million ($28 million after-tax or $0.14 per share) of net charges were recorded. New charges of $39 million represent $38 million for plans initiated in 2006 and $1 million of associate-related costs for plans initiated in the fourth quarter of 2005. The $38 million of charges for plans initiated in 2006 include $36 million of associate severance costs and $2 million primarily for non-cancelable lease costs. Approximately 5,165 associates will be released under programs initiated in 2006, of which 3,100 were released by March 31, 2007.
NOTE 3. OTHER INCOME, NET

	Three Months Ended March 31,
(In millions)	2007	2006
Asset sales	$(9)	$(2)
Interest income	(30)	(20)
Financing fees	11	10
Insurance fire loss deductible	7	—
Foreign currency exchange	2	1
General & product liability — discontinued products (Note 8)	4	5
Equity in earnings of affiliates	(2)	(5)
Latin American legal matter	—	(15)
Miscellaneous	(3)	(1)

	$(20)	$(27)

Other income, net was $20 million of income in the 2007 first quarter, a decrease of $7 million compared to $27 million of income in the 2006 first quarter. The decrease was primarily related to $15 million of income in the first quarter of 2006 resulting from a favorable settlement of a legal matter in Latin American Tire and a charge of $7 million in 2007 related to an insurance deductible for a fire in our Thailand facility. These were partially offset by higher interest income in 2007 of $10 million on higher cash deposits. Also, included in asset sales in the first quarter of 2007 was a gain of $7 million on the sale of property in Asia Pacific Tire.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding.
          There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034, (the “Notes”) issued on July 2, 2004. The Notes became convertible on January 18, 2007 and remained convertible through March 31, 2007. Since the applicable stock price condition was met, the Notes are also convertible through June 30, 2007. In addition, if the applicable conditions are met, the Notes may be convertible in any future fiscal quarter. If all of the Notes outstanding are surrendered for conversion, the aggregate number of additional shares of common stock issued would be approximately 29 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2007	2006
Weighted average shares outstanding — basic	180	177
4% Convertible Senior Notes due 2034	—	29
Stock Options and other dilutive securities	—	1

Weighted average shares outstanding — diluted	180	207

Weighted average shares outstanding — diluted for the three months ended March 31, 2007 exclude the effects of approximately 29 million contingently issuable shares and approximately 13 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e. “in-the-money” options), as their inclusion would have been anti-dilutive due to the loss from continuing operations for the period.
          Additionally, weighted average shares outstanding — diluted exclude approximately 8 million and 24 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options), for 2007 and 2006, respectively.
          The following table presents the computation of adjusted (loss) income from continuing operations and adjusted (loss) income used in computing (loss) income from continuing operations — per share diluted and Net (loss) income per share — diluted, respectively. The computation of adjusted (loss) income from continuing operations assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of January 1 of each respective period. Adjusted loss for the three months ended March 31, 2007 does not include the after-tax interest costs as the Notes were anti-dilutive for the quarter.

	Three Months Ended March 31,
(In millions)	2007	2006
(Loss) Income from continuing operations	$(110)	$46
After-tax impact of 4% Convertible Senior Notes due 2034	—	4

Adjusted (Loss) Income from continuing operations	(110)	50
Discontinued Operations	(64)	28

Adjusted (Loss) Income	$(174)	$78

NOTE 5. FINANCING ARRANGEMENTS
At March 31, 2007, we had total credit arrangements totaling $8,006 million, of which $1,727 million were unused, compared to $8,196 million and $533 million, respectively, at December 31, 2006.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2007, we had short term committed and uncommitted credit arrangements totaling $487 million, of which $240 million was unused, compared to $479 million and $236 million, respectively, at December 31, 2006. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2007	2006

Notes payable	$247	$243

Weighted average interest rate	6.17%	5.60%

Long term debt and capital leases due within one year:
8 1/2% due 2007	$—	$300
6 3/8% due 2008	100	—
U.S. Revolving credit facility	—	37
Other (including capital leases)	77	68

	$177	$405

Weighted average interest rate	7.13%	8.34%

Total obligations due within one year	$424	$648

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2007, we had long term credit arrangements totaling $7,519 million, of which $1,487 million were unused, compared to $7,717 million and $297 million, respectively, at December 31, 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31,		December 31,
		Interest		Interest
(In millions)	2007	Rate	2006	Rate

Notes:
8 1/2% due 2007	$—	—	$300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
Floating rate notes due 2009	496	9.14%	495	9.14%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	500	8.625%	500	8.625%
Floating rate notes due 2011	200	13.62%	200	13.70%
11% due 2011	449	11%	448	11%
9% due 2015	400	9%	400	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	350	4%	350	4%

Bank term loans:
$1.2 billion second lien term loan facility due 2010	1,200	8.14%	1,200	8.14%
€155 million senior secured European term loan due 2010	204	6.14%	202	5.91%
$300 million third lien secured term loan due 2011	300	8.89%	300	8.89%
Pan-European accounts receivable facility due 2009	348	4.88%	362	5.05%
German revolving credit facility due 2010	—	—	204	6.42%
U.S. Revolving credit facility	—	—	873	7.60%
Other domestic and international debt	176	7.48%	177	7.48%

	5,522		6,910
Capital lease obligations	57		57

	5,579		6,967
Less portion due within one year	(177)		(405)

	$5,402		$6,562

The following table presents information about long term fixed rate debt, including capital leases, at March 31, 2007 and December 31, 2006:

(In millions)	March 31, 2007	December 31, 2006
Carrying amount — liability	$2,717	$2,998
Fair value — liability	3,434	3,353
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at March 31, 2007 and December 31, 2006 due primarily to lower market interest rates. The fair value of our variable rate debt approximated its carrying amount at March 31, 2007 and December 31, 2006.
April 20, 2007 Refinancing
          On April 20, 2007, we refinanced three of our credit facilities. Significant changes to the amended and restated agreements include:
•	With respect to our $1.5 billion first lien revolving credit facility, an extension of its maturity until 2013, a reduction of the applicable interest rate by between 50 and 75 basis points (depending on availability of undrawn amounts) and a more flexible covenant package.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	With respect to our $1.2 billion second lien term loan facility, an extension of its maturity until 2014, a reduction of the applicable interest rate by 100 basis points (to be further reduced by 25 basis points if our credit ratings are BB- and Ba3 or higher) and a more flexible covenant package.

•	With respect to our €505 million senior secured European credit facilities, the conversion of the existing €155 million term loan to a revolving facility, an extension of the facilities’ maturity until 2012, a reduction of the applicable interest rate by 75 basis points (as compared to the existing European revolving facility) and 37.5 basis points (as compared to the existing European term loan) and a more flexible covenant package.
     The aggregate amount of fees we paid in connection with the refinancing was approximately $20 million.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
          The amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:
•	U.S. and Canadian accounts receivable and inventory;

•	certain of our U.S. manufacturing facilities;

•	equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our foreign subsidiaries, excluding Goodyear Dunlop Tires Europe B.V. (“GDTE”) and its subsidiaries; and

•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
          Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, with reserves that are subject to adjustment from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Adjustments are based on the results of periodic collateral and borrowing base evaluations and appraisals. If at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.
          The facility, which matures on April 30, 2013, contains certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of our Engineered Products business and properties located in Akron, Ohio), incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $150 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash”, “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.
          The facility has customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2006.
          For the 270-day period following the refinancing date and, thereafter, if the availability under the facility is greater than or equal to $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal funds rate plus 50 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. After the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
270-day period following the refinancing date, if the availability under the facility is less than $400 million, then amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.
          The $504 million of letters of credit that were outstanding under the $1.5 billion first lien credit facility prior to the refinancing continue to be outstanding under the amended and restated facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
          The $1.2 billion in aggregate amount of term loans that were outstanding under this facility prior to the refinancing continue to be outstanding under the facility as amended and restated. Subject to the consent of the lenders making additional term loans, we may borrow incremental term loans under the facility in an amount up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing our first lien credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants similar to those in our first lien credit facility but is not subject to the financial covenant contained in that facility. However, if our ratio of Secured Indebtedness to EBITDA for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.
          Loans under this facility bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points. In the event that our corporate ratings by Moody’s and Standard & Poor’s improve to Ba3 or better and BB- or better, respectively (in each case with at least a stable outlook), then loans under this facility will bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points.
€505 Million Amended and Restated Senior Secured European Revolving Credit Facilities due 2012
          These amended and restated facilities consist of a €350 million European revolving credit facility and a €155 million German revolving credit facility. The €153 million in aggregate amount of term loans that were outstanding prior to the refinancing have been transferred to the European revolving credit facility. Up to €50 million in letters of credit are available for issuance under the European revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:
•	the capital stock of the principal subsidiaries of GDTE; and

•	substantially all of the tangible and intangible assets of GDTE and its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.
          The facilities, which mature on April 30, 2012, contain covenants similar to those in our first lien credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness (which is determined net of cash and cash equivalents in excess of $100 million) to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facilities.
          The facilities have customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2006.
          Under the revolving credit facilities, we pay an annual commitment fee of 62.5 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 200 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 200 basis points for loans denominated in euros.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt Maturities
Significant updates to our debt maturities as disclosed in our 2006 Form 10-K are provided below and reflect the new maturity dates on our credit facilities as discussed above.

	Twelve Months Ending December 31,
(In millions)	2007	2008	2009	2010	2011
Domestic	$349	$106	$501	$6	$2,105
International	56	27	415	7	2

	$405	$133	$916	$13	$2,107

NOTE 6. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.6 million stock options and 1.2 million performance share units during the first quarter of 2007 under our 2005 Performance Plan. The weighted average exercise price per share and weighted average fair value per share of these stock options was $24.71 and $11.54, respectively. We estimated the fair values using the following assumptions in our Black-Scholes model:
          Expected term: 6.25 years
          Interest rate: 4.61%
          Volatility: 39.2%
          Dividend yield: Nil
Additionally, we also granted 0.4 million reload options during the first quarter of 2007.
          We recognized stock-based compensation expense of $15 million ($14 million after-tax) and $7 million ($6 million after-tax) during the first quarter of 2007 and 2006, respectively. As of March 31, 2007, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $92 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2011.
NOTE 7. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings benefits and substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement.
          On March 23, 2007, we announced an agreement to sell our Engineered Products business which resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the first quarter of 2007 of $72 million. Under the terms of the Purchase and Sale Agreement for Engineered Products, we will retain our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of the date of the closing of the sale. Obligations for benefits under certain non-U.S. plans will not be retained. A portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans have been included in Discontinued Operations.
          On February 28, 2007, we announced that we will freeze our U.S. salaried pension plans effective December 31, 2008 and will implement improvements to our defined contribution savings plan effective January 1, 2009. As a result of these actions, we recognized a curtailment charge of $64 million during the first quarter of 2007. On February 28, 2007, we also announced changes to our U.S. salaried other postretirement benefit plans effective January 1, 2008, including increasing the amounts that salaried retirees contribute toward the cost of their medical benefits, redesigning retiree medical benefit plans to minimize cost impact on premiums, and discontinuing company-paid life insurance for retirees. As a result of these actions, we were required to remeasure the benefit obligations of the affected plans which resulted in the reduction of our U.S. pension obligation by $87 million and our obligation for other postretirement benefits by $529 million. The discount rate used to measure the benefit obligations of our U.S. salaried pension plans at February 28, 2007 and December 31, 2006 was 5.75%. The discount rate used to measure the benefit obligations of our U.S. salaried other postretirement benefit plans at February 28, 2007 was 5.50% compared to 5.75% at December 31, 2006.
          Significant changes from our December 31, 2006 disclosures as a result of the changes described above include:
•	Decrease in Accumulated Other Comprehensive Loss of $131 million related to our U.S. pension plans.

•	Decrease in Accumulated Other Comprehensive Loss of $535 million related to our other postretirement benefits.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Estimated prior service cost and net actuarial loss that will be amortized from Accumulated Other Comprehensive Loss into benefit cost in 2007 are $39 million and $52 million, respectively, for our U.S. pension plans and $4 million and $73 million, respectively, for our non-U.S. plans, compared to our previous estimate of $56 million and $59 million, respectively, for our U.S. pension plans and $4 million and $75 million, respectively, for our non-U.S. plans at December 31, 2006.

•	Estimated prior service cost and net actuarial loss for other postretirement benefit plans that will be amortized from Accumulated Other Comprehensive Loss into other postretirement benefit cost in 2007 are a benefit of $8 million and expense of $12 million, respectively, compared to our previous estimate of $37 million and $10 million of expense, respectively, at December 31, 2006.

•	The weighted average amortization period as disclosed for employees covered by our U.S. plans is approximately 20 years compared to our previous estimate of 13 years at December 31, 2006, as the U.S. salaried workforce in now considered inactive for pension amortization purposes.

•	Estimated future benefit payments, net of retiree contributions, for other postretirement plans are revised as shown below:

	Other Benefits
	Without Medicare	Medicare Part D Subsidy
(In millions)	Part D Subsidy	Receipts
2007	$252	$(21)
2008	211	(19)
2009	205	(21)
2010	200	(23)
2011	194	(24)
2012-2016	861	(136)
Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. The announcement of the planned closure of our Tyler, Texas facility and of tire production at our Valleyfield, Quebec facility resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the third and fourth quarters of 2006, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2007	2006	2007	2006
Service cost — benefits earned during the period	$23	$24	$9	$14
Interest cost on projected benefit obligation	77	75	36	32
Expected return on plan assets	(86)	(73)	(31)	(28)
Amortization of: — prior service cost	13	15	1	1
— net losses	15	24	19	16

Net periodic pension cost	42	65	34	35
Curtailments/settlements	64	—	—	(17)

Total pension cost	$106	$65	$34	$18

We expect to contribute approximately $700 million to $750 million to our funded U.S. and non-U.S. pension plans in 2007. For the three months ended March 31, 2007, we contributed $46 million to our non-U.S. plans. No contributions were made or required to be made for our domestic plans.
          Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended March 31, 2007 and 2006 were $8 million and $7 million, respectively.
          The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
          Postretirement benefit cost follows:

	Three Months Ended March 31,
(In millions)	2007	2006
Service cost — benefits earned during the period	$5	$5
Interest cost on projected benefit obligation	31	36
Amortization of: — prior service cost	5	11
— net losses	3	3

Net periodic postretirement benefit cost	$44	$55

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2007, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1.5 million, and off-balance-sheet financial guarantees written and other commitments totaling $22 million.
Environmental Matters
We have recorded liabilities totaling $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at March 31, 2007 and December 31, 2006. Of these amounts, $10 million and $9 million was included in Other current liabilities at March 31, 2007 and December 31, 2006, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $276 million and $269 million for anticipated costs related to workers’ compensation at March 31, 2007 and December 31, 2006. Of these amounts, $99 million and $106 million were included in Current Liabilities as part of Compensation and benefits at March 31, 2007 and December 31, 2006, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $438 million and $454 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at March 31, 2007 and December 31, 2006, respectively. Of these amounts, $265 million and $260 million were included in Other current liabilities at March 31, 2007 and December 31, 2006, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $66 million at March 31, 2007 and December 31, 2006. Of these amounts, $7 million and $9 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2007 and December 31, 2006, respectively. We have restricted cash of $170 million and $193 million at March 31, 2007 and December 31, 2006, respectively, to fund certain of these liabilities. During the quarter, $20 million of restricted cash became unrestricted.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 44,600 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $276 million through March 31, 2007 and $272 million through December 31, 2006.
          A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Three Months Ended	Year Ended December 31,
(Dollars in millions)	March 31, 2007	2006	2005
Pending claims, beginning of period	124,000	125,500	127,300
New claims filed	700	3,900	6,200
Claims settled/dismissed	(4,500)	(5,400)	(8,000)

Pending claims, end of period	120,200	124,000	125,500

Payments (1)	$3	$19	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
          We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million at March 31, 2007 and at December 31, 2006. The portion of the liability associated with unasserted asbestos claims was $60 million and $63 million at March 31, 2007 and December 31, 2006, respectively. Our liability with respect to asserted claims and related defense costs was $65 million at March 31, 2007 and $62 million at December 31, 2006. At March 31, 2007 and December 31, 2006, we estimate that it is reasonably possible that our gross liabilities could

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exceed our recorded reserve by up to $30 million and $25 million, respectively, approximately 50% of which would be recoverable by our accessible policy limits.
          Based upon a model employed by the valuation firm, as of March 31, 2007 and as of December 31, 2006, (i) we had recorded a receivable related to asbestos claims of $66 million and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $7 million and $9 million was included in Current Assets as part of Accounts and notes receivable at March 31, 2007 and December 31, 2006, respectively.
          We believe that at March 31, 2007, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $66 million insurance receivable recorded at March 31, 2007. We also had approximately $19 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2007.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that addresses claims against us involving a rubber hose product, Entran II. We had recorded liabilities related to Entran II claims totaling $213 million at March 31, 2007 and $217 million at December 31, 2006. As of March 31, 2007 and December 31, 2006 we had approximately $170 million in restricted cash to fund these liabilities, which includes cash contributions we made to the settlement fund totaling $115 million through 2006. We will make additional cash contributions to the settlement fund of $15 million and $20 million in 2007 and 2008, respectively. In addition, we previously contributed approximately $174 million received from insurance contributions to the settlement fund. We expect that except for liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, or that we are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
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
Guarantees
We are a party to various agreements under which we have undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of certain of our affiliates and customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. Our performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to us under these agreements were not significant. Refer to our Form 10-K for further discussions.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended March 31,
(In millions)	2007	2006
Sales:
North American Tire	$2,017	$2,239
European Union Tire	1,274	1,134
Eastern Europe, Middle East and Africa Tire	414	339
Latin American Tire	410	397
Asia Pacific Tire	384	353

Net Sales	$4,499	$4,462

Segment Operating (Loss) Income:
North American Tire	$(20)	$43
European Union Tire	75	72
Eastern Europe, Middle East and Africa Tire	64	43
Latin American Tire	78	102
Asia Pacific Tire	29	22

Total Segment Operating Income	226	282
Rationalizations and asset sales	(6)	(36)
Accelerated depreciation, asset impairment and asset write-offs	(17)	(2)
Interest expense	(125)	(102)
Foreign currency exchange	(2)	(1)
Minority interest in net income of subsidiaries	(22)	(12)
Financing fees	(11)	(10)
General and product liability — discontinued products	(4)	(5)
Corporate incentive and stock based compensation plans	(13)	(12)
Interest Income	30	20
Intercompany profit elimination	(17)	(13)
Curtailment	(64)	—
Retained net expenses of discontinued operations	(4)	(11)
Latin America legal matter	—	15
Other	(18)	1

(Loss) Income from Continuing Operations before Income Taxes	$(47)	$114

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, were not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2007	2006
Rationalizations:
North American Tire	$6	$—
European Union Tire	2	26
Eastern Europe, Middle East and Africa Tire	3	6
Latin American Tire	2	—
Asia Pacific Tire	—	7

Total Segment Rationalizations	$13	$39
Corporate	2	(1)

	$15	$38

Asset Sales:
North American Tire	$—	$(1)
European Union Tire	(1)	(1)
Latin American Tire	(1)	—
Asia Pacific Tire	(7)	—

Total Segment Asset Sales	$(9)	$(2)

NOTE 10. INCOME TAXES
The Company adopted FIN No. 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. For additional information regarding FIN No. 48 refer to “Recently Issued Accounting Standards” in Note 1.
          The adoption of FIN No. 48 resulted in a one-time increase to the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.
          As of January 1, 2007, the Company had unrecognized tax benefits of $161 million that if recognized, $143 million would have a favorable impact on our effective tax rate. The Company elected to continue to report interest and penalties as income taxes and has accrued interest as of January 1, 2007 of $10 million. We paid an audit assessment in the first quarter of 2007, which reduced the unrecognized tax benefits by $16 million and accrued interest by $5 million. If not favorably settled, $40 million of the remaining unrecognized tax benefits would require the use of our cash.
          Generally years beginning after 2002 are still open to examination by foreign taxing authorities including several major taxing jurisdictions. In Germany we are still open to examination from 1998 onward. In the United States, we are still open to examination from 2004 forward.
          We are involved in a United States / Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003. This proceeding should be concluded within the next two years.
          It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we do not expect that change to have a significant impact on the results of operations or the financial position of the Company.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. DISCONTINUED OPERATIONS
On March 23, 2007, we entered into an agreement to sell substantially all of the business activities and operations of our Engineered Products Business Segment (“Engineered Products”) to EPD Inc (“EPD”), a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group. The purchase price is approximately $1.5 billion in cash, subject to post closing adjustments. The closing of the transaction is subject to the receipt of antitrust and other governmental approvals and other customary closing conditions. In addition, the closing of the transaction is subject to EPD’s completion of a labor agreement with the USW.
          As part of the transaction, we entered into a trademark licensing agreement with EPD, for a period of 12 years, to use the Goodyear brand and certain other trademarks in connection with the Engineered Products business.
          Engineered Products operates 32 manufacturing facilities in 12 countries and has approximately 6,500 associates. Engineered Products manufactures and markets engineered rubber products for industrial, military, consumer and transportation original equipment end-users. Its product portfolio includes hoses, conveyor belts, power transmission products, rubber track, molded products and airsprings.
          We expect to record a gain on the sale, the amount of which has not been finalized. As a result of entering into the agreement, we determined that the Engineered Products business should be classified as held-for-sale and in addition determined the operations of the Engineered Products business should be disclosed as discontinued operations. Accordingly, the accompanying financial information has been restated where required. Depreciation of Engineered Products’ properties and plants has been suspended effective March 24, 2007.
          The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

	Three Months Ended March 31,
(In millions)	2007	2006
Net Sales	$383	$394

(Loss) income from operations	$(60)	$37
U.S. and foreign taxes	4	9

Discontinued Operations	$(64)	$28

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the major classes of assets and liabilities of discontinued operations reported on the Consolidated Balance Sheets:

	March 31,	December 31,
(In millions)	2007	2006
Cash	$31	$37
Accounts and notes receivable	215	173
Inventories	200	188
Other	16	15

Current assets of discontinued operations	$462	$413

Properties and plants	$306	$310
Other	40	42

Long term assets of discontinued operations	$346	$352

Accounts payable — trade	$100	$92
Compensation and benefits	25	22
Other	39	43

Current liabilities of discontinued operations	$164	$157

Compensation and benefits	$35	$30
Other	18	17

Long term liabilities of discontinued operations	$53	$47

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million of Senior Secured Notes due 2011, the $400 million aggregate principal amount of 9% Senior Notes due 2015 and the $500 million aggregate principal amount of 8.625% Senior Notes due 2011 and $500 million aggregate principal amount of $500 million Senior Floating Rate Notes due 2009. The following presents the condensed consolidating financial information separately for:
(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to Goodyear’s obligations under the $650 million of Senior Secured Notes due 2011 ($450 million of 11% Senior Secured Notes due 2011 and $200 million Senior Secured Floating Rate Notes due 2011) and the Indenture related to Goodyear’s obligation under the $400 million aggregate principal amount of 9% Senior Notes due 2015, and the $500 million aggregate principal amount of 8.625% Senior Notes due 2011 and $500 million aggregate principal amount of $500 million Senior Floating Rate Notes due 2009 (the “Notes”);

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2007
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,237	$59	$787	$—	$2,083
Restricted Cash	178	—	13	—	191
Accounts and Notes Receivable	816	195	2,233	—	3,244
Accounts and Notes Receivables from Affiliates	—	786	175	(961)	—
Inventories	1,096	311	1,401	(66)	2,742
Prepaid Expenses and Other Current Assets	145	4	159	(2)	306
Current Assets of Discontinued Operations	343	40	195	(116)	462

Total Current Assets	3,815	1,395	4,963	(1,145)	9,028

Goodwill	—	24	452	195	671
Intangible Assets	110	25	54	(25)	164
Deferred Income Tax	—	1	145	—	146
Other Assets and Deferred Pension Costs	246	37	172	—	455
Long Term Assets of Discontinued Operations	193	63	122	(32)	346
Investments in Subsidiaries	4,402	564	3,161	(8,127)	—
Properties and Plants	1,840	212	2,975	24	5,051

Total Assets	$10,606	$2,321	$12,044	$(9,110)	$15,861

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$552	$66	$1,438	$—	$2,056
Accounts Payable to Affiliates	961	—	—	(961)	—
Compensation and Benefits	570	35	292	—	897
Other Current Liabilities	547	24	220	—	791
Current Liabilities of Discontinued Operations	80	130	68	(114)	164
United States and Foreign Taxes	55	18	155	(7)	221
Notes Payable and Overdrafts	—	—	247	—	247
Long Term Debt and Capital Leases due within one year	102	—	75	—	177

Total Current Liabilities	2,867	273	2,495	(1,082)	4,553

Long Term Debt and Capital Leases	4,711	1	690	—	5,402
Compensation and Benefits	2,780	295	1,313	—	4,388
Long Term Liabilities of Discontinued Operations	7	27	19	—	53
Deferred and Other Noncurrent Income Taxes	71	5	216	7	299
Other Long Term Liabilities	260	11	73	—	344
Minority Equity in Subsidiaries	—	—	703	209	912

Total Liabilities	10,696	612	5,509	(866)	15,951

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	182	646	4,477	(5,123)	182
Capital Surplus	1,488	11	869	(880)	1,488
Retained Earnings	826	1,485	2,481	(3,966)	826
Accumulated Other Comprehensive Income (Loss)	(2,586)	(433)	(1,292)	1,725	(2,586)

Total Shareholders’ Equity (Deficit)	(90)	1,709	6,535	(8,244)	(90)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,606	$2,321	$12,044	$(9,110)	$15,861

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,626	$37	$1,199	$—	$3,862
Restricted Cash	202	—	12	—	214
Accounts and Notes Receivable	693	198	1,909	—	2,800
Accounts and Notes Receivable from Affiliates	—	858	242	(1,100)	—
Inventories	1,031	269	1,345	(44)	2,601
Prepaid Expenses and Other Current Assets	142	6	129	12	289
Current Assets of Discontinued Operations	305	33	184	(109)	413

Total Current Assets	4,999	1,401	5,020	(1,241)	10,179
Goodwill	—	24	452	186	662
Other Intangible Assets	111	28	55	(28)	166
Deferred Income Tax	—	1	149	—	150
Other Assets and Deferred Pension Costs	255	24	174	—	453
Investments in Subsidiaries	4,286	539	3,166	(7,991)	—
Long Term Assets of Discontinued Operations	196	58	118	(20)	352
Properties and Plants	1,860	228	2,958	21	5,067

Total Assets	$11,707	$2,303	$12,092	$(9,073)	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$436	$72	$1,437	$—	$1,945
Accounts Payable to Affiliates	1,100	—	—	(1,100)	—
Compensation and Benefits	585	42	256	—	883
Other Current Liabilities	562	15	234	—	811
Current Liabilities of Discontinued Operations	74	127	62	(106)	157
United States and Foreign Taxes	59	18	145	—	222
Notes Payable and Overdrafts	—	—	243	—	243
Long Term Debt and Capital Leases due within one year	339	—	66	—	405

Total Current Liabilities	3,155	274	2,443	(1,206)	4,666

Long Term Debt and Capital Leases	5,647	1	914	—	6,562
Compensation and Benefits	3,301	297	1,337	—	4,935
Long Term Liabilities of Discontinued Operations	6	22	19	—	47
Deferred and Other Noncurrent Income Taxes	69	5	238	8	320
Other Long Term Liabilities	287	5	88	—	380
Minority Equity in Subsidiaries	—	—	671	206	877

Total Liabilities	12,465	604	5,710	(992)	17,787

Commitments and Contingent Liabilities

Shareholders’ Equity(Deficit) :
Preferred Stock	—	—	—	—	—
Common Stock	178	632	4,471	(5,103)	178
Capital Surplus	1,427	5	869	(874)	1,427
Retained Earnings	968	1,499	2,385	(3,884)	968
Accumulated Other Comprehensive Income (Loss)	(3,331)	(437)	(1,343)	1,780	(3,331)

Total Shareholders’ Equity(Deficit)	(758)	1,699	6,382	(8,081)	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$11,707	$2,303	$12,092	$(9,073)	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2007
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,886	$462	$4,333	$(2,182)	$4,499

Cost of Goods Sold	1,733	430	3,783	(2,205)	3,741
Selling, Administrative and General Expense	278	43	340	2	663
Rationalizations	3	5	7	—	15
Interest Expense	119	9	62	(65)	125
Other Income, net	(84)	(3)	(53)	120	(20)
Minority Interest in Net Income of Subsidiaries	—	—	22	—	22

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries and Discontinued Operations	(163)	(22)	172	(34)	(47)
United States and Foreign Taxes	9	3	54	(3)	63
Equity in Earnings of Subsidiaries	62	9	—	(71)	—

(Loss) Income from Continuing Operations	(110)	(16)	118	(102)	(110)

Discontinued Operations	(64)	—	9	(9)	(64)

NET (LOSS) INCOME	$(174)	$(16)	$127	$(111)	$(174)

	Three Months Ended March 31, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,015	$473	$3,985	$(2,011)	$4,462

Cost of Goods Sold	1,790	412	3,433	(2,027)	3,608
Selling, Administrative and General Expense	239	43	333	—	615
Rationalizations	—	—	38	—	38
Interest Expense	94	9	42	(43)	102
Other Income, net	(59)	—	(57)	89	(27)
Minority Interest in Net Income of Subsidiaries	—	—	12	—	12

Income before Income Taxes and Equity in Earnings of Subsidiaries	(49)	9	184	(30)	114
United States and Foreign Taxes	2	3	65	(2)	68
Equity in Earnings of Subsidiaries	97	6	—	(103)	—

Income from Continuing Operations	46	12	119	(131)	46

Discontinued Operations	28	5	12	(17)	28

NET INCOME (LOSS)	$74	$17	$131	$(148)	$74

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	(266)	23	(9)	(141)	(393)
Discontinued operations	(16)	4	(1)	(2)	(15)

Total Cash Flows from Operating Activities	$(282)	$27	$(10)	$(143)	$(408)

Cash Flows from Investing Activities:

Capital expenditures	(38)	(1)	(58)	—	(97)
Asset dispositions	—	—	19	—	19
Decrease in restricted cash	24	—	(1)	—	23

Total Investing Cash Flows from Continuing Operations	(14)	(1)	(40)	—	(55)
Discontinued operations	(2)	(1)	(1)	—	(4)

Total Cash Flows from Investing Activities	(16)	(2)	(41)	—	(59)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	21	—	48	—	69
Short term debt and overdrafts paid	—	(3)	(44)	—	(47)
Long term debt incurred	249	—	44	—	293
Long term debt paid	(1,423)	—	(262)	—	(1,685)
Dividends paid	—	—	(151)	143	(8)
Other transactions	64	—	—	—	64

Total financing Cash Flows from Continuing Operations	(1,089)	(3)	(365)	143	(1,314)
Discontinued operations	(2)	—	(3)	—	(5)

Total Cash Flows From Financing Activities	(1,091)	(3)	(368)	143	(1,319)

Net Change in Cash of Discontinued Operations	—	—	7	—	7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net Change in Cash and Cash Equivalents	(1,389)	22	(412)	—	(1,779)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$1,237	$59	$787	$—	$2,083

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2006
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	(235)	(10)	(69)	(1)	(315)
Discontinued operations	19	4	4	(14)	13

Total Cash Flows from Operating Activities	$(216)	$(6)	$(65)	$(15)	$(302)

Cash Flows from Investing Activities:

Capital expenditures	(45)	(3)	(60)	(3)	(111)
Asset dispositions	1	—	2	—	3
Asset acquisitions	(39)	—	(2)	—	(41)
Increase in restricted cash	5	—	—	—	5
Other transactions	—	—	1	(1)	—

Total Investing Cash Flows from Continuing Operations	(78)	(3)	(59)	(4)	(144)
Discontinued operations	(2)	—	(6)	3	(5)

Total Cash Flows from Investing Activities	(80)	(3)	(65)	(1)	(149)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	19	—	19
Short term debt and overdrafts paid	(24)	(1)	(12)	—	(37)
Long term debt incurred	—	—	15	—	15
Long term debt paid	(82)	—	(68)	—	(150)
Dividends paid	—	—	(18)	18	—
Other transactions	3	—	2	(2)	3

Total financing Cash Flows from Continuing Operations	(103)	(1)	(62)	16	(150)
Discontinued operations	2	—	—	—	2

Total Cash Flows From Financing Activities	(101)	(1)	(62)	16	(148)

Net Change in Cash of Discontinued Operations	—	—	4	—	4
Effect of exchange rate changes on cash and cash equivalents	—	1	24	—	25

Net Change in Cash and Cash Equivalents	(397)	(9)	(164)	—	(570)

Cash and Cash Equivalents at Beginning of the Period	1,065	35	1,038	—	2,138

Cash and Cash Equivalents at End of the Period	$668	$26	$874	$—	$1,568

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires and rubber products. We have a broad global footprint with 96 manufacturing facilities in 28 countries, including the United States. We operate our business through five operating segments representing our regional tire businesses: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; and Asia Pacific Tire. As a result of entering into an agreement to sell substantially all of our Engineered Products business, we now report the results of that segment as discontinued operations.
     We have been implementing strategies to drive top-line growth, reduce costs, improve our capital structure and focus on core businesses where we can achieve profitable growth. During the first quarter of 2007, while we continued to make progress in implementing these strategies, our results were adversely impacted by the continuing impact of a twelve week strike by the United Steelworkers (“USW”) in the fourth quarter of 2006, our strategic decision to exit certain segments of the North American private label business, weak market conditions in North America and competitive pressures in the European Union. However, our emerging market businesses, particularly Eastern Europe Tire, continued to demonstrate significant strength.
          In the first quarter of 2007 we recorded a net loss of $174 million compared to net income of $74 million in the comparable period of 2006. Loss from continuing operations in the first quarter of 2007 was $110 million compared to income from continuing operations of $46 million. In addition to an impact from the USW strike of approximately $34 million, our loss from continuing operations included a curtailment charge of $64 million related to the benefit plan changes we announced on February 28, 2007 (see below). In addition, our net loss of $174 million includes curtailment and termination charges of $72 million related to our agreement to retain certain benefit obligations in connection with the sale of Engineered Products. Net sales in the first three months of 2007 increased slightly to $4,499 million from $4,462 million in the comparable period in 2006.
          In the first quarter of 2007, our total segment operating income was $226 million compared to $282 million in the first quarter of 2006. See “Result of Operations — Segment Information” for additional information. The impact of the strike was less than originally anticipated primarily due to North American Tire’s ability to ramp-up production faster than expected and emphasize production of higher margin replacement tires due to weakness in the consumer OE market. We estimate that the USW strike will negatively impact our segment operating income by $100 million to $120 million in 2007. The estimates provided in this Form 10-Q regarding the continuing financial impact of the USW strike are based on management’s best estimate of what the Company’s results would have been in the absence of the strike. Due to the assumptions and uncertainties inherent in developing these estimates, the actual results that the Company may have achieved in the absence of a strike could vary significantly from management’s estimates.
          Raw material costs continued to rise in the first quarter of 2007 and were approximately $117 million, or 9%, higher than the comparable period. Despite this increase, all of our businesses, except for North American Tire, offset higher raw material costs with price and mix improvements. In addition, we now expect raw material costs in 2007 to be up between 4% and 6% compared to 2006.
          With respect to our four-point cost savings plan, in order to address continuing cost headwinds we are increasing our cost reduction targets. We expect to exceed our $1 billion target by 2008 and now expect to achieve between $1.8 billion and $2.0 billion in aggregate gross cost savings through 2009 compared to 2005 costs. Execution of this plan and realization of the projected savings is critical to our success. Our expected cost reductions over this period consist of:
•	from $1.25 billion to $1.4 billion of estimated savings related to continuous improvement initiatives including safety programs, business process improvements such as six sigma and lean manufacturing, and product reformulations. This also includes approximately $300 million in ongoing savings that we expect to achieve from our master labor agreement with the USW (other than the closure of the Tyler, Texas facility) by the end of 2009;

•	over $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units;

•	between $200 million to $300 million of estimated savings related to our Asian sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirects from Asia; and

•	from $200 million to $250 million of estimated savings from reductions in selling, administrative and general expenses related to initiatives including benefit plan changes, back-office and warehouse consolidations and headcount reductions.
          In addition, as described in our 2006 Form 10-K, as part of our new master labor agreement with the USW, we entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. While we continue to work with the USW on the process of establishing the VEBA, the initial steps have taken longer than originally expected. While this reduces much of the earnings impact we anticipated for 2007, it does not change our view of the benefits in 2008 and beyond. We currently expect to fund the VEBA entirely in cash. The savings we expect to achieve from the VEBA are included in our anticipated continuous improvement savings.
          On February 28, 2007, we announced various changes to our U.S.-based retail and salaried employee pension and retiree benefit plans. The changes will be phased in over a two-year period, with most benefit plan changes effective in 2008 and the most significant pension plan changes in 2009. As a result of the changes, we expect after-tax savings of $80 million to $90 million in 2007, $100 million to $110 million in 2008, and $80 million to $90 million in 2009 and beyond. The ongoing savings are included in our targeted savings from reductions in selling, administrative and general expenses. As described above, we recorded a curtailment charge of $64 million related to these actions in the first quarter of 2007.
          We made significant progress on our Capital Structure Improvement Plan in the first quarter of 2007 when we entered into an agreement to sell substantially all of the business activities and operations of our Engineered Products business to EPD Inc., a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group. The purchase price is approximately $1.5 billion in cash, subject to certain closing adjustments. The closing of the transaction is subject to the receipt of antitrust and other governmental approvals and other customary closing conditions. In addition, the closing of the transaction is subject to EPD Inc.’s completion of a labor agreement with the USW. Also, as described more fully under “Credit Sources,” on April 20, 2007, we completed a refinancing of three of our primary credit facilities, which extended maturities, reduced applicable interest rates and provides us with a more flexible covenant package. As a result of the refinancing, we expect to achieve annualized interest expense savings of between $15 million to $20 million. We continue to review other actions to improve our capital structure, including the issuance of additional equity.
          In order to support our new product pipeline and strategy of focusing on core businesses where we can achieve profitable growth, we intend to increase our production capacity of high-value-added tires by 40% over the next five years. Concurrently, we plan to make investments in our existing facilities that will increase our production capacity in low-cost countries by one-third to support growth in emerging markets. These investments are part of our strategy to have approximately one-half of our manufacturing capacity in low-cost locations within five years.
          Finally, we have made some updates to our 2007 industry volume estimates for North America and Europe. Our estimates are as follows: In North America, we estimate consumer OE volume will be down approximately 3% and commercial OE volume will be down as much as 20% reflecting a spike in demand in 2006 in advance of the effective date of regulations regarding new commercial vehicle emission standards. North American consumer replacement volume is expected to be up approximately 1% to 2%, while volume for commercial replacement is expected to be down 2%. In Europe, consumer OE volume is expected to be flat to down 1% and commercial OE volume is expected to be up 7% to 8%. We expect consumer replacement volume to be down 1% to 2% and commercial replacement volume to be up 1.5% to 2.5%.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2007 were $4,499 million, increasing $37 million or 1% from $4,462 million in the 2006 first quarter. We recorded a loss from continuing operations of $110 million, or $0.61 per share in the 2007 first quarter compared to income from continuing operations of $46 million, or $0.23 per share, in the first quarter of 2006. Net loss of $174 million, or $0.96 per share, was recorded in the first quarter of 2007, compared to net income of $74 million, or $0.37 per share in 2006.
          Net sales in the first quarter of 2007 were favorably impacted by price and product mix of approximately $223 million, mainly in North American Tire and European Union Tire, and approximately $127 million in foreign currency translation. These were offset by decreased volume of approximately $302 million, primarily in North American Tire and a decrease in other tire related business’ sales of approximately $13 million.

          Worldwide tire unit sales in the first quarter of 2007 were 49.2 million units, a decrease of 4.8 million units, or 8.9% compared to the 2006 period. The change was driven by a decrease of 3.8 million units, or 10.2%, in replacement units, primarily in North American Tire’s consumer units due to strategic share reduction in the lower value segment following our decision to exit the wholesale private label business, and continued effects from the strike. OE units decreased 1.0 million units or 5.9%, driven by a decrease in North American Tire consumer units, partially offset by an increase in European Union’s and Latin American’s consumer units.
          Cost of goods sold (“CGS”) in the first quarter of 2007 was $3,741 million, an increase of $133 million, or 4% compared to $3,608 million in the first quarter 2006, while increasing as a percentage of sales to 83.2% from 80.9% in the 2006 period. CGS in the first quarter of 2007 increased due to higher raw material costs of approximately $117 million, unfavorable foreign currency translation of approximately $99 million, primarily in Europe, and higher conversion costs of approximately $42 million. Also increasing CGS was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter, approximately $59 million of product mix-related costs and approximately $17 million of accelerated depreciation primarily related to the closure of the Tyler, Texas and Valleyfield, Quebec facilities in the North American Tire Segment. These were partially offset by decreased volume of approximately $264 million, largely in North American Tire. CGS also benefited from savings from rationalization plans of approximately $9 million. Included in 2006 was a pension plan curtailment gain of approximately $15 million and approximately $30 million related to favorable settlements with certain raw material suppliers.
          Selling, administrative and general expense (“SAG”) was $663 million in the first quarter of 2007, compared to $615 million in 2006, an increase of $48 million or 8%. The increase was driven by approximately $37 million related to a curtailment charge for the benefit plan changes announced in the first quarter, and foreign currency translation of approximately $17 million. Favorably impacting SAG was lower wage and benefits expenses of approximately $6 million and approximately $2 million in savings from rationalization programs. SAG as a percentage of sales was 14.7% in the first quarter 2007, compared to 13.8% in the 2006 period.
          Other income, net was $20 million of income in the 2007 first quarter, a decrease of $7 million compared to $27 million of income in the 2006 first quarter. The decrease was primarily related to $15 million of income in the first quarter of 2006 resulting from a favorable settlement of a legal matter in Latin American Tire and a charge of $7 million in 2007 related to an insurance deductible for a fire in our Thailand facility. These were partially offset by higher interest income in 2007 of $10 million on higher cash deposits. In 2007, we expect an additional charge of approximately $10 million, net of insurance recoveries, related to the Thailand fire. It is also expected that Asia Pacific’s operating income will be negatively affected by approximately $6 million due to losses in volume.
          For the first quarter of 2007, we recorded tax expense of $63 million on a loss from continuing operations before income taxes, and minority interest in net income of subsidiaries of $25 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first quarter of 2006, we recorded tax expense of $68 million on income from continuing operations before income taxes, and minority interest in net income of subsidiaries of $126 million.
          Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, if our income projections for future periods are realized, it is reasonably possible that earnings in these locations could provide sufficient positive evidence to require release of all, or a portion, of these valuation allowances as early as the second half of 2007 resulting in one-time tax benefits of up to $60 million ($50 million, net of minority interests in net income of subsidiaries).
Rationalization Activity
In the first quarter of 2007, we initiated plans to reduce manufacturing headcount and to reduce selling, administrative and general expense through headcount reductions.
          During 2007, $15 million of net charges were recorded. New charges of $17 million represent $5 million for plans initiated in 2007 and $12 million for plans initiated in 2006. The $5 million of charges for 2007 plans related to associate severance costs and the $12 million of charges for plans initiated in 2006 include $4 million of associate severance costs and $8 million for other exit costs. Approximately 140 associates will be released under programs initiated in 2007, most of whom will be released within the next 12 months.

          In the first quarter of 2007, $14 million was incurred primarily for associate severance payments and $14 million primarily for non-cancelable lease costs and other exit costs.
          Additional rationalization charges of $2 million related to the rationalization plans initiated in the first quarter of 2007 have not yet been recorded and are expected to be incurred and recorded during the next twelve months.
          Upon completion of the 2007 plans, we estimate that annual operating costs will be reduced by approximately $11 million (approximately $9 million SAG and approximately $2 million CGS).
          For further information, refer to the Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations had a net loss of $64 million, or $0.35 per share, in 2007 compared to net income $28 million, or $0.14 per share in 2006. The net loss in 2007 includes a curtailment charge of $72 million.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. The Tire businesses are segmented on a regional basis.
          Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses).
          Total segment operating income was $226 million in the first quarter of 2007, decreasing from $282 million in the first quarter of 2006. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2007 was 5.0%, compared to 6.3% in the first quarter of 2006.
          Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note 9, Business Segments, for further information and for a reconciliation of total segment operating income to Income from Continuing Operations before Income Taxes.
North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2007	2006	Change	Change
Tire Units	19.3	23.7	(4.4)	(18.6)%
Net Sales	$2,017	$2,239	$(222)	(10)%
Operating (Loss) Income	(20)	43	(63)	(147)%
Operating Margin	(1.0)%	1.9%
North American Tire unit sales in the 2007 first quarter decreased 4.4 million units or 18.6% from the 2006 period. The decrease was primarily related to a decline in replacement volume of 3.1 million units or 19.8%, primarily due to strategic share reduction in the lower value segment following our decision to exit the wholesale private label business, and continued effects from the USW strike. OE units also decreased 1.3 million units or 16.3% driven by lower vehicle production.
          Net sales decreased $222 million or 10% in the first quarter of 2007 from the 2006 period due primarily to decreased volume of approximately $277 million and a decrease in other tire related business’ sales of approximately $21 million. These decreases were offset by favorable price and product mix of approximately $78 million.

          In the first quarter of 2007, North American Tire incurred an operating loss of $20 million compared to operating income of $43 million in the first quarter of 2006, a change of $63 million. The 2007 period was unfavorably impacted by increased raw material costs of approximately $67 million, lower volume of approximately $30 million and higher conversion costs of approximately $21 million of which $15 million is related to the exit of the wholesale private label business. Favorably impacting operating income were price and product mix of approximately $61 million and lower SAG expenses of approximately $11 million. Included in 2006 is $21 million of favorable settlements with certain raw material suppliers. Also, the above amounts include the impact of approximately $34 million of costs as a result of the USW strike.
          Operating income did not include approximately $17 million of accelerated depreciation primarily related to the closure of the Tyler, Texas and Valleyfield, Quebec facilities in 2007. Also, operating income did not include first quarter rationalization net charges of $6 million in 2007 and gains on asset sales of $1 million in 2006.
European Union Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2007	2006	Change	Change
Tire Units	14.9	15.6	(0.7)	(4.3)%
Net Sales	$1,274	$1,134	$140	12%
Operating Income	75	72	3	4%
Operating Margin	5.9%	6.3%
European Union Tire segment unit sales in the 2007 first quarter decreased 0.7 million units or 4.3% from the 2006 period. Replacement unit sales decreased 0.9 million units or 8.3% due to a strategic shift to higher margin business, offset by an increase in OE volume of 0.2 million units or 5.6%.
          Net sales in the first quarter of 2007 increased $140 million or 12% compared to the first quarter of 2006. Favorably impacting the 2007 period was foreign currency translation of approximately $113 million and favorable price and product mix of approximately $72 million. Partially offsetting these items were lower volume of approximately $40 million and approximately $5 million of lower sales of other tire related businesses.
          For the first quarter of 2007, operating income increased $3 million or 4% compared to 2006 due to improvement in price and product mix of approximately $49 million, lower SAG expenses of approximately $6 million due primarily to the timing of advertising programs and reduced wages and benefits as a result of rationalization programs, and favorable foreign currency translation of approximately $6 million. Operating income was adversely impacted by higher raw material costs of approximately $30 million, approximately $11 million in lower volume, and approximately $7 million of lower operating income of other tire related businesses. Included in 2006, was approximately $6 million of favorable settlements with certain raw material suppliers.
          Operating income did not include first quarter rationalization net charges of $2 million in 2007 and $26 million in 2006. Operating income also did not include first quarter net gains on asset sales of $1 million in 2007 and 2006.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2007	2006	Change	Change
Tire Units	5.2	4.6	0.6	12.4%
Net Sales	$414	$339	$75	22%
Operating Income	64	43	21	49%
Operating Margin	15.5%	12.7%
Eastern Europe, Middle East and Africa Tire unit sales in the 2007 first quarter increased 0.6 million units or 12.4% from the 2006 period. Replacement unit sales increased 0.6 million units or 17.3% due primarily due to strong markets throughout Eastern European countries.

          Net sales increased $75 million or 22% in the 2007 first quarter compared to 2006 due to favorable price and mix of approximately $38 million, improved volume of approximately $33 million and approximately $13 million of improvements in other tire related businesses. These were offset by decreased unfavorable foreign currency translation of approximately $9 million.
          Operating income in the 2007 first quarter increased $21 million or 49% from the first quarter of 2006. Operating income for the 2007 period was favorably impacted by price and product mix of approximately $23 million, improved volume of approximately $7 million and improvements in other tire related businesses of approximately $6 million. Negatively impacting the 2007 period were higher conversion costs of approximately $9 million and increased raw material costs of approximately $4 million.
          Operating income did not include first quarter rationalization net charges of $3 million in 2007 and $6 million in 2006.
Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2007	2006	Change	Change
Tire Units	5.3	5.3	—	(1.1)%
Net Sales	$410	$397	$13	3%
Operating Income	78	102	(24)	(24)%
Operating Margin	19.0%	25.7%
Latin American Tire unit sales in the 2006 first quarter remained consistent with the 2006 period. Replacement unit sales decreased 0.2 million units or 6.1% offset by an increase in OE volume of 0.2 million units or 11.4%.
          Net sales in the 2007 first quarter increased $13 million or 3% from the 2006 period. Net sales increased in 2007 due to favorable price and mix of approximately $10 million and favorable foreign currency translation, mainly in Brazil, of approximately $5 million. Unfavorable volume of approximately $4 million negatively impacted sales.
          Operating income in the first quarter of 2007 decreased $24 million or 24% from the same period in 2006. Operating income decreased approximately $17 million due to a pension plan curtailment gain in 2006, higher conversion costs of approximately $11 million and unfavorable raw material prices of approximately $9 million. Improvements in price and mix of approximately $10 million and foreign currency translation of approximately $2 million favorably impacted operating income.
          Operating income did not include first quarter rationalization net charges of $2 million in 2007 and net gains on asset sales of $1 million in 2007.
Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2007	2006	Change	Change
Tire Units	4.5	4.8	(0.3)	(4.9)%
Net Sales	$384	$353	$31	9%
Operating Income	29	22	7	32%
Operating Margin	7.6%	6.2%
Asia Pacific Tire unit sales in the 2007 first quarter decreased 0.3 million units or 4.9% from the 2006 period. Replacement unit sales decreased 0.2 million units or 6.2% and OE unit sales decreased 0.1 million units or 2.1%.

          Net sales in the 2007 quarter increased $31 million or 9% compared to the 2006 period due to favorable price and product mix of approximately $25 million and favorable foreign currency translation of approximately $20 million. These were offset in part by lower volume of approximately $14 million.
          Operating income in the first quarter of 2007 increased $7 million or 32% compared to the 2006 period due to improved price and product mix of approximately $21 million. Unfavorably impacting operating income was approximately $7 million of increased raw material costs, approximately $3 million of higher SAG costs due to development of our branded retail, and approximately $2 million in lower volume. Operating income in 2006 also included $2 million in favorable settlements with certain raw material suppliers. As a direct result of the Thailand fire, we instituted certain spending controls which resulted in $3 million in savings in the quarter. These savings are included in the variances described above and may not be sustained as our production recovers.
          Operating income did not include first quarter rationalization net charges of $7 million in 2006 and asset gains of $7 million in 2007.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, we had $2,083 million in cash and cash equivalents as well as $1,727 million of unused availability under our various credit agreements, compared to $3,862 million and $533 million at December 31, 2006. Cash and cash equivalents decreased primarily due to repayments on the amounts borrowed under the $1.0 billion revolving portion of our $1.5 billion First Lien Credit Facility, the 8.5% Notes due 2007 and the German revolving credit facility due 2010. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At March 31, 2007, cash balances totaling $191 million were subject to such restrictions, compared to $214 million at December 31, 2006. During the quarter, $20 million of restricted cash became unrestricted.
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations in the first quarter of 2007 of $393 million decreased from $315 million in the first quarter of 2006. The decrease was due primarily to lower operating results offset by improved working capital.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $55 million during the first quarter of 2007, compared to $144 million in the first quarter of 2006. Capital expenditures were $97 million and $111 million in the first quarter of 2007 and 2006, respectively. The change in cash used in investing activities was primarily the result of the 2006 acquisition of the remaining outstanding shares of South Pacific Tyres Ltd.
FINANCING ACTIVITIES
Net cash used in financing activities from continuing operations was $1,314 million in the first quarter of 2007 compared to $150 million in the first quarter of 2006. The increase in cash used was due primarily to the payments of $873 million on the U.S. revolving credit facility, $300 million on the 8.5% Notes due 2007, and approximately $200 million repayment of the German revolving credit facility due 2010.
Credit Sources
In aggregate, we had credit arrangements of $8,006 million available at March 31, 2007, of which $1,727 million were unused, compared to $8,196 million available at December 31, 2006, of which $533 million were unused.

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
          As of March 31, 2007, there were $500 million of letters of credit issued under the deposit-funded facility ($500 million at December 31, 2006). At March 31, 2007, there were no borrowings and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the credit facility and $6 million of letters of credit issued under the revolving facility.
$1.2 Billion Second Lien Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At March 31, 2007 and December 31, 2006, this facility was fully drawn.
$300 Million Third Lien Secured Term Loan Facility
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of March 31, 2007 and December 31, 2006, this facility was fully drawn.
Euro Equivalent of $650 Million (€505 Million) Senior Secured European Credit Facilities
These facilities consist of (i) a €195 million European revolving credit facility, (ii) an additional €155 million German revolving credit facility, and (iii) €155 million of German term loan facilities. We secure the U.S. facilities described above and provide unsecured guarantees to support these facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral. As of March 31, 2007, there were $4 million of letters of credit issued under the European revolving credit facility ($4 million at December 31, 2006), $204 million was drawn under the German term loan facilities ($202 million at December 31, 2006). There were no borrowings at March 31, 2007 under the German revolving credit facility ($204 million at December 31, 2006). There were no borrowings under the European revolving credit facility at March 31, 2007 or December 31, 2006.
          For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note 11, Financing Arrangements and Derivative Financial Instruments, in our 2006 Form 10-K.
April 20, 2007 Refinancing
On April 20, 2007, we refinanced three of our credit facilities. Significant changes to the amended and restated agreements include:
•	With respect to our $1.5 billion first lien revolving credit facility, an extension of its maturity until 2013, a reduction of the applicable interest rate by between 50 and 75 basis points (depending on availability of undrawn amounts) and a more flexible covenant package.

•	With respect to our $1.2 billion second lien term loan facility, an extension of its maturity until 2014, a reduction of the applicable interest rate by 100 basis points (to be further reduced by 25 basis points if our credit ratings are BB- and Ba3 or higher) and a more flexible covenant package.

•	With respect to our €505 million senior secured European credit facilities, the conversion of the existing €155 million term loan to a revolving facility, an extension of the facilities’ maturity until 2012, a reduction of the applicable interest rate by 75 basis points (as compared to the existing European revolving facility) and 37.5 basis points (as compared to the existing European term loan) and a more flexible covenant package.
The aggregate amount of fees we paid in connection with the refinancing was approximately $20 million.
          Refer to Note 5, Financing Arrangements for a additional information regarding the amended and restated facilities.
EBITDA (Per our Amended and Restated Credit Facilities)
Our amended and restated credit facilities state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of EBITDA (as defined in those facilities) (“Covenant EBITDA”) to Consolidated Interest Expense (as defined in those facilities) for the prior four fiscal quarters would exceed 2.0 to 1.0. Certain of our senior note indentures have substantially similar limitations on incurring debt and making restricted payments. In addition, if the amount of availability under our first lien revolving credit facility plus our Available Cash (as defined in that facility) is less than $150 million, we may not permit our ratio of Covenant EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters.
     Covenant EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results but rather as a measure of these limitations imposed under our credit facilities. Covenant EBITDA should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. As a limitation on our ability to incur debt in accordance with our credit facilities could affect our liquidity, we believe that the presentation of Covenant EBITDA provides investors with important information.
     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three month periods ended March 31, 2007 and 2006. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statement of Operations. Those line items also include discontinued operations.

	Three Months Ended March 31,
(In millions)	2007	2006
Net (Loss) Income	$(174)	$74
Consolidated Interest Expense	127	103
United States and Foreign Taxes	67	77
Depreciation and Amortization Expense	163	158

EBITDA	183	412

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income(1)	41	—
Minority Interest in Net Income of Subsidiaries	22	12
Other Non-Cash Items	2	1
Capitalized Interest and Other Interest Related Expense	5	5
Rationalization Charges	24	41

Covenant EBITDA	$277	$471

(1)	Includes estimated strike related losses of approximately $34 million for North American Tire and approximately $6 million for Engineered Products in 2007.

	S&P	Moody’s
$650 Million Senior Secured Notes due 2011	B-	B2
$500 Million Notes due 2009 and Senior Unsecured $500 Million Notes due 2011	B-	B2
Senior Unsecured $400 Million Notes, due 2015	B-	B2
All other Senior Unsecured	B-	B3
Corporate Rating (implied)	B+	B1
Outlook	Positive	Positive
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB to B depending on the facility) and our unsecured debt (“CCC+”), and has us on positive outlook.
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
Recently Issued Accounting Standards
The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a significant impact on our results of operations or financial position.
          The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company will recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a significant impact on our results of operations or financial position.
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. We adopted FIN No. 48 on January 1, 2007. The adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.
          On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how a company should measure fair value when it is required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
          The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments as disclosed in our 2006 Form 10-K have been provided below. Items not included below can be found in the Commitments and Contractual Obligations Table in the 2006 Form 10-K.

	Payment Due by Period as of December 31, 2006
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Notes Payable and Long Term Debt (1)	$7,153	$641	$125	$908	$5	$2,101	$3,373
Interest Payments (2)	2,744	445	428	420	362	253	836
Other Post Retirement Benefits (3)	1,679	231	192	184	177	170	725

(1)	Notes payable and long term debt payments reflect our maturities as amended on April 20, 2007. Refer to Note 5, Financing Arrangements for a discussion on the amendments.

(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements, as amended on April 20, 2007. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2006 plus the specified margin in the associated debt agreements for each period presented.

(3)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and U.S. salaried plan changes as noted in Note 7. Pension, Savings and Other Postretirement Benefit Plans. These amounts will be reduced significantly provided the proposed settlement with the USW regarding retiree healthcare becomes effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used by us to separate interest rate risk management from debt funding decisions. At March 31, 2007, 53% of our debt from continuing operations was at variable interest rates averaging 8.07% compared to 58% at an average rate of 7.85% at December 31, 2006. The increase in the average variable interest rate was driven by increases in the index rates associated with our variable rate debt. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
          The following table presents information at March 31:
Interest Rate Swap Contracts

(Dollars in millions)	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200
Pay variable LIBOR	—%	6.27%
Receive fixed rate	—%	6.63%

Average years to maturity	—	0.7
Fair value — asset (liability)	$—	$—
Pro forma fair value — asset (liability)	—	—
The pro forma fair value assumes a 10% increase in variable market interest rates at March 31, 2006 and reflects the estimated fair value of contracts outstanding at that date under that assumption.
          Weighted average interest rate swap contract information follows:

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200
Pay variable LIBOR	—%	6.27%
Receive fixed rate	—%	6.63%
The following table presents fixed rate debt information at March 31:

(In millions)
Fixed Rate Debt	2007	2006
Carrying amount — liability	$2,717	$2,723
Fair value — liability	3,434	2,854
Pro forma fair value — liability	3,508	2,932
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2007 and 2006, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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
          Contracts hedging short-term trade receivables and payables normally have no hedging designation.
          The following table presents foreign currency contract information at March 31:

(In millions)	2007	2006
Fair value — asset	$2	$2
Pro forma change in fair value	(79)	(36)
Contract maturities	4/07-10/19	4/06-10/19
We were not a party to any foreign currency option contracts at March 31, 2007 or 2006.
          The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
          Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2007	2006
Fair value — asset (liability):
Current assets	$2	$3
Long term assets	4	1
Current liabilities	(4)	(2)

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the United Steelworkers (USW) is subject to court and regulatory approvals, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of March 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2006 Form 10-K we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 124,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2007, approximately 700 new claims were filed against us and approximately 4,500 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2007 was $3 million. At March 31, 2007, there were approximately 120,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
          Reference is made to Item 3 of Part I of our 2006 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
          Due to the refinancing of our primary credit facilities as set forth in Note 5, Financing Arrangements in this Form 10-Q, the risk factors set forth below have been amended and restated.
Our long term ability to meet our obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results.
The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. Although we completed a refinancing of three of our primary credit facilities in April 2007, and issued $1 billion in senior unsecured notes in November 2006, we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional equity.
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
The indentures and other agreements governing our secured credit facilities, senior secured notes, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things, incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell certain assets, incur restrictions on the ability of the our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and engage in certain mergers or consolidations and transfers of substantially all of our assets.
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
Our capital expenditures are limited by our liquidity and capital resources and the amount we have available for capital spending is limited by the need to pay our other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. We believe that our ratio of capital expenditures to sales is lower than the comparable ratio for our principal competitors.
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
We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. We may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. In connection with our April 2007 credit facility refinancing, we transferred approximately $504 million in letters of credit to the new facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.
As a result of increases in our cost reduction targets we are revising the risk factor below:
If we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected.
Our business continues to be impacted by trends that have negatively affected the tire industry in general, including, industry overcapacity, which limits pricing power, increased competition from low-cost manufacturers, uncertain economic conditions in various parts of the world, high raw material and energy costs, weakness in the North American auto industry, and weakness in demand for consumer replacement tires in the U.S. and Europe. To the extent that increases in gas prices or other factors cause consumers to drive fewer miles there could be a reduction in demand for replacement tires, which, if significant, could harm our business. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension and postretirement benefit costs. In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve between $1.8 billion and $2.0 billion in aggregate gross cost savings through 2009 through our four-point cost savings plan which includes expected savings from continuous improvement processes, increased Asian sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses. Included in these savings is approximately $300 million of expected ongoing savings by 2009 as a result of our master labor agreement with the United Steelworkers. Approximately $50 million of these ongoing savings are related to the closure of our Tyler, Texas facility.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2007. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or vesting of stock awards.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/07-1/31/07	1,376	$23.58	—	—
2/1/07-2/28/07	48,571	24.66	—	—
3/1/07-3/31/07	390,118	27.95	—	—

Total	440,065	$27.57	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Goodyear was held on April 10, 2007 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Act”), there was no solicitation in opposition to the eleven nominees of the Board of Directors of Goodyear listed in Goodyear’s Proxy Statement, dated March 9, 2007 (the “Proxy Statement”), and the eleven nominees were elected.

          The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 162,685,073 shares of common stock, without par value, or approximately 90% of the 180,693,799 shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:
          1. Election of Directors. Eleven persons were nominated by the Goodyear Board of Directors for election as directors of Goodyear, each to hold office for a one year term expiring at the 2008 annual meeting and until his or her successor is duly elected and qualified. Each nominee was an incumbent director. No other person was nominated. Each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained

James C. Boland	152,975,617	9,709,456
John G. Breen	151,049,100	11,635,973
William J. Hudson, Jr.	151,045,592	11,639,481
Robert J. Keegan	150,892,223	11,792,850
Steven A. Minter	150,070,808	12,614,265
Denise M. Morrison	151,598,234	11,086,839
Rodney O’Neal	151,599,961	11,085,112
Shirley D. Peterson	151,307,516	11,377,557
G. Craig Sullivan	157,703,946	4,981,127
Thomas H. Weidemeyer	153,020,687	9,664,386
Michael R. Wessel	151,362,851	11,322,222
          2. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as independent registered public accountants for Goodyear for the year ending December 31, 2007 was submitted to, and voted upon by, the shareholders. There were 157,512,886 shares of common stock voted in favor of, and 3,787,521 shares of common stock voted against, said resolution. The holders of 1,384,866 shares of common stock abstained. There were no “broker non-votes”. The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.
          3. Shareholder Proposal. A resolution requesting that “simple majority” voting be implemented to the “greatest extent possible” was voted on at the Annual Meeting. There were 82,876,915 shares of common stock voted in favor of, and 41,118,187 shares of common stock voted against, the resolution. In addition, the holders of 1,800,083 shares of common stock abstained and there were 37,489,888 “broker non-votes.” The resolution, having failed to receive the affirmative vote of at least a majority of the shares of common stock entitled to vote at the Annual Meeting, was not adopted.
          4. Shareholder Proposal. A resolution requesting that Goodyear’s Compensation Committee establish a “pay-for-superior-performance” standard with respect to its executive compensation program was voted on at the Annual Meeting. There were 46,625,964 shares of common stock voted in favor of, and 76,783,061 shares of common stock voted against, the resolution. In addition, the holders of 1,786,160 shares of common stock abstained and there were 37,489,888 “broker non-votes.” The resolution, having failed to receive the affirmative vote of at least a majority of the shares of common stock entitled to vote at the Annual Meeting, was not adopted.
          5. Shareholder Proposal. A resolution requesting that Goodyear’s Compensation Committee establish a policy limiting the benefits provided under Goodyear’s supplemental executive retirement plan was voted on at the Annual Meeting. There were 63,448,507 shares of common stock voted in favor of, and 59,243,514 shares of common stock voted against, the resolution. In addition, the holders of 2,503,164 shares of common stock abstained and there were 37,489,888 “broker non-votes.” The resolution, having failed to receive the affirmative vote of at least a majority of the shares of common stock entitled to vote at the Annual Meeting, was not adopted.

ITEM 6. EXHIBITS.
          See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: April 27, 2007	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007
INDEX OF EXHIBITS

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen nondenominational Certificate for shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-90786).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000, in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	First Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc. as Syndication Agent, Bank of America, N.A., the CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, as Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(e)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007.	4.1

(f)	Second Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(g)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007.	4.2

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(h)	Third Lien Credit Agreement, dated as of April 8, 2005, among Goodyear, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(i)	Amended and Restated Term Loan and Revolving Credit Agreement, dated as of April 8, 2005, among Goodyear, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 8, 2005 (the “European Term Loan and Revolving Credit Agreement”) (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(j)	First Amendment dated as of December 22, 2005 to the European Term Loan and Revolving Credit Agreement (incorporated by reference, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-1927).

(k)	Amended and Restated European Revolving Credit Agreement dated as of April 20, 2007.	4.3

(l)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(m)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007.	4.4

(n)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among Goodyear, the Subsidiaries of Goodyear identified therein and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(o)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007.	4.5

(p)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, April 8, 2005, and April 20, 2007 among Goodyear, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of Goodyear identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, including Amendment and Restatement Agreement, dated as of April 20, 2007.	4.6

(q)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A. as collateral agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as collateral agent for the Second Lien Secured Parties referred to therein, Goodyear, and the subsidiaries of Goodyear named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(r)	Purchase Agreement, dated June 20, 2005, among Goodyear, certain subsidiaries of Goodyear and Citigroup Global Markets Inc., as representative of the several purchasers listed therein (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(s)	Indenture, dated as of June 23, 2005, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(t)	Registration Rights Agreement, dated as of June 23, 2005, among Goodyear, Citigroup Global Markets Inc., BNP Paribas Securities Corp., Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Calyon Securities (USA) Inc., Deutsche Bank Securities, Inc., Natexis Bleichroeder Inc. and KBC Financial Products USA, Inc. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(u)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005, and August 26, 2005, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(v)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005, and August 26, 2005, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(w)	Master Complementary Deposit Agreement dated December 10, 2004, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(x)	Indenture dated as of March 12, 2004, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(y)	Note Purchase Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.12 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(z)	Registration Rights Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear and the investors listed therein (incorporated by reference, filed as Exhibit 4.13 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(aa)	Collateral Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(bb)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004, among Goodyear, certain subsidiaries of Goodyear, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to Goodyear’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(cc)	Note Purchase Agreement, dated June 28, 2004, among Goodyear and the purchasers listed therein (incorporated by reference, filed as Exhibit 4.3 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(dd)	Indenture, dated as of July 2, 2004, between Goodyear, as Company, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(ee)	Registration Rights Agreement, dated as of July 2, 2004, among Goodyear, Goldman, Sachs & Co., Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc. (incorporated by reference, filed as Exhibit 4.5 to Goodyear’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(ff)	Purchase Agreement dated November 16, 2006, among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

(gg)	Indenture, dated as of November 21, 2006, among Goodyear, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

(hh)	Exchange and Registration Rights Agreement with respect to Senior Floating Rate Notes due 2009 dated as of November 21, 2006, among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

(ii)	Exchange and Registration Rights Agreement with respect to 8 5/8% Senior Notes due 2011, dated as of November 21, 2006, among Goodyear, certain subsidiaries of Goodyear and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

	In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

10	Material Contracts

(a)	Purchase and Sale Agreement between the Company and EPD, Inc.	10.1

(b)*	The Goodyear Tire & Rubber Company Continuity Plan for Salaried Employees (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2007, File No. 1-1927).

(c)*	Performance Recognition Plan of The Goodyear Tire & Rubber Company, as amended February 27, 2007.	10.2

(d)*	Outside Directors’ Equity Participation Plan, as amended February 27, 2007.	10.3

(e)*	Amended Forms of Stock Option Grant Agreements for options and SARs granted under the 2005 Performance Plan; Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; Part III, Agreement for Non-Qualified Stock Options with tandem Stock Appreciation Rights; and Part IV, Agreement for Reinvestment Options.	10.4

(f)	Memorandum of Agreement between the Company and Sumitomo Rubber Industries, Ltd. (Amendment No. 4 to the Shareholders Agreement for the Europe JVC).	10.5

(g)*	Schedule of Salary and Bonus for Named Executive Officers	10.6

(h)*	Schedule of Outside Directors’ Annual Compensation	10.7

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement.